Form 10-Q
period 1994-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1994-05-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1994


                        Commission File Number 0-13291



                   TRANSCONTINENTAL REALTY INVESTORS, INC.
         ------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



               Nevada                                        94-6565852
- - ---------------------------------                      ---------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)




      10670 North Central Expressway, Suite 300, Dallas, Texas     75231
    ----------------------------------------------------------------------
      (Address of Principal Executive Office)                  (Zip Code)



                                (214) 692-4700
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                              -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                      2,674,850
- - ----------------------------            -------------------------------
          (Class)                       (Outstanding at April 29, 1994)

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been examined by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,          December 31,
                                                                                 1994                 1993
                                                                             ------------         ------------
                        Assets                                                    (dollars in thousands)
                        ------
Notes and interest receivable
 Performing..............................................                    $       17,897       $       12,270
 Nonperforming, nonaccruing..............................                             1,117                1,172
                                                                             --------------       --------------
                                                                                     19,014               13,442
Real estate held for sale, net of accumulated
 depreciation ($698 in 1994 and $641 in 1993)............                            12,886               15,577

Less - allowance for estimated losses....................                            (5,504)              (5,504)
                                                                             --------------       --------------
                                                                                     26,396               23,515
Real estate held for investment, net of
 accumulated depreciation ($28,909 in 1994 and
 $27,509 in 1993)........................................                           178,814              179,662
Investment in partnerships...............................                             7,164                7,127
Cash and cash equivalents................................                             7,568                5,902
Other assets (including $113 in 1994 and $117
 in 1993 due from affiliates)............................                             4,949                4,889
                                                                             --------------       --------------
                                                                             $      224,891       $      221,095
                                                                             ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable...............................                    $      115,713       $      116,024
Other liabilities (including $162 in 1994 and $182
 in 1993 to affiliates)..................................                            12,351                8,489
                                                                             --------------       --------------
                                                                                    128,064              124,513

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 2,674,850 shares........                                27                   27
Paid-in capital..........................................                           219,049              219,049
Accumulated distributions in excess of
 accumulated earnings....................................                          (122,249)            (122,494)
                                                                             --------------       --------------
                                                                                     96,827               96,582
                                                                             --------------       --------------
                                                                             $      224,891       $      221,095
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands,
                                                                                       except per share)
Income
 Rentals..................................................                   $        8,440       $        6,722
 Interest.................................................                              424                  645
 Equity in (losses) of investees..........................                              (14)                (165)
                                                                             --------------       --------------
                                                                                      8,850                7,202

Expenses
 Property operations......................................                            6,346                5,672
 Interest.................................................                            2,379                2,165
 Depreciation.............................................                            1,458                1,241
 Advisory fee to affiliate................................                              431                  382
 General and administrative...............................                              505                  595
                                                                             --------------       --------------
                                                                                     11,119               10,055
                                                                             --------------       --------------

(Loss) before gain on sale of partnership interests.......                           (2,269)              (2,853)
Gain on sale of partnership interests.....................                            2,514                  -
                                                                             --------------       --------------
Net income (loss).........................................                   $          245       $       (2,853)
                                                                             ==============       ==============

Earnings Per Share
(Loss) before gain on sale of partnership interests.......                   $        (.85)       $       (1.05)
Gain on sale of partnership interests.....................                             .94                  -
                                                                             -------------        -------------
Net income (loss).........................................                   $         .09        $       (1.05)
                                                                             =============        =============
Weighted average Common shares used in
 computing earnings per share.............................                       2,674,850            2,714,668
                                                                             =============        =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1994






                                                                                    Accumulated
                                                                                   Distributions
                                          Common Stock                             in Excess of
                                    -----------------------          Paid-in        Accumulated         Stockholders'
                                      Shares      Amount             Capital          Earnings             Equity
                                    ----------  -----------      --------------   ---------------       -------------
                                                                  (dollars in thousands)
Balance, January 1,
  1994.....................         2,674,850   $        27      $      219,049   $     (122,494)       $       96,582

Net income.................               -             -                   -                245                   245
                                    ---------   -----------      --------------   --------------        --------------

Balance, March 31,
  1994.....................         2,674,850   $        27      $      219,049   $     (122,249)       $       96,827
                                    =========   ===========      ==============   ==============        ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected......................................                     $        8,433       $        6,762
 Interest collected.....................................                                370                  287
 Interest paid..........................................                             (2,037)              (1,793)
 Payments for property operations.......................                             (6,916)              (3,814)
 Advisory fee paid to affiliate.........................                               (392)                (364)
 General and administrative expenses paid...............                               (642)                (520)
 Distributions from investees...........................                                 88                  191
 Other..................................................                               (108)                 374
                                                                             --------------       --------------
    Net cash provided by (used in) operating
       activities.......................................                             (1,204)               1,123


Cash Flows from Investing Activities
 Funding of notes receivable............................                                -                 (2,704)
 Collections on notes receivable........................                                 84                9,074
 Real estate improvements...............................                               (554)                (261)
 Acquisition of real estate.............................                                -                 (3,251)
 Contributions to investees.............................                               (271)                 (84)
 Proceeds from sale of partnership interests............                              2,651                  -
 Proceeds from sale of real estate......................                              1,573                  -
                                                                             --------------       --------------
    Net cash provided by investing activities...........                              3,483                2,774

Cash Flows from Financing Activities
 Payments on notes payable..............................                               (661)              (4,454)
 Proceeds from notes payable............................                                 48                  -
 Common stock repurchased...............................                                -                   (248)
                                                                             --------------       --------------
    Net cash (used in) financing activities.............                               (613)              (4,702)

Net increase (decrease) in cash and cash
 equivalents............................................                              1,666                 (805)
Cash and cash equivalents, beginning of period..........                              5,902               11,780
                                                                             --------------       --------------
Cash and cash equivalents, end of period................                     $        7,568       $       10,975
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                             -----------------------------------
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
Net income (loss)..........................................                  $          245       $       (2,853)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization.............................                           1,504                1,300
 Gain on sale of partnership interests.....................                          (2,514)                 -
 Equity in losses of investees.............................                              14                  165
 Distributions from investees in excess of current
    period earnings........................................                              88                  191
 Decrease (increase) in interest receivable................                              10                 (288)
 (Increase) in other assets................................                            (169)                (501)
 Increase in interest payable..............................                             232                  243
 Increase (decrease) in other liabilities..................                            (614)               2,866
                                                                             --------------       --------------
    Net cash provided by (used in) operating
       activities..........................................                  $       (1,204)      $        1,123
                                                                             ==============       ==============



Noncash investing and financing activities


 Carrying value of property acquired through
    assumption of debt of $6,559...................                          $          -         $        6,559

 Note receivable from sale of real estate with
    carrying value of $2,579.......................                                   5,537                  -





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The Company, a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983. The Company invests in real estate through direct equity ownership, leases and partnerships and it also invests in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

NOTE 2.  REAL ESTATE

In February 1994, the Company sold all of its Maumelle, Arkansas, residential and commercial subdivisions, retaining 114 residential lots, for $8.4 million. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998 and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the purchaser. The Company has recorded this transaction as a cost recovery method sale and accordingly has deferred recognizing a gain on the sale pending collection of the note receivable. The Company paid a real estate brokerage commission of $215,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Company's advisor, based on $7.2 million, the sales price of $8.4 million less the discounts allowable of $1.2 million. In March 1994, the Company sold an additional 14 lots for $56,000 in cash recognizing no gain or loss on the sale.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In January 1994, the Company instituted foreclosure proceedings on a mortgage note receivable secured by an office building in Madison, Wisconsin. The note, as well as a mortgage note secured by a parcel of undeveloped land and a mortgage note secured by a second lien on three commercial buildings, had been purchased from a financial institution in 1992. The Company does not expect to incur a loss on these notes as the estimated fair value of the office building exceeds the carrying value of the three notes.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

In February 1994, a note receivable with a principal balance of $48,000 and secured by the operations of a fast food restaurant in Wisconsin was modified. The modified note bears interest at 8.0% per annum in the first year, increasing by 0.5% each year thereafter, requires monthly payments of interest only and annual principal payments of $5,000 and matures February 1, 1999.

NOTE 4.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company currently owns a 55% limited partnership interest in One Penn Square Associates Limited Partnership ("One Penn Square"), and accordingly accounts for it under the equity method as control of the partnership is maintained by the general partner. In January 1992, the partnership had stopped making payments on the first mortgage secured by One East Penn Square Office Building in Philadelphia, Pennsylvania. An affiliate of the lender owns the remaining 45% limited partnership interest. In May 1993, the lender filed a foreclosure action against One Penn Square. The court appointed a receiver for the property on October 6, 1993. The lender had also filed an action against the partnership and the Company to set aside, as a fraudulent conveyance, payments from the partnership in 1992 and in 1993 to the Company of $1.8 million made to repay the Company's mortgage note secured by a second lien on the One East Penn Square Office Building. In April 1994, the Company and the lender reached an agreement which provides that the Company will pay $575,000 to the lender, the property or the Company's interest in the partnership will be conveyed to the lender, and the parties will execute mutual releases and all litigation between the parties will be dismissed. The Company will recognize an extraordinary gain of $1.0 million on the conveyance of its partnership interest or the property to the lender, as the carrying value of its investment is less than the debt secured by the building due to recognized equity losses.

In March 1994, the Company completed the sale of its 50% general partnership interests in Pilgrim Village Associates and Pilgrim Village Associates II general partnerships which own the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan, to its co-general partner for $2.6 million in cash. The Company recognized a gain of $2.5 million on the sale.

The following information summarizes the results of operations of the Company's equity method investees for the three months ended March 31, 1994:

                                                                    1994
                                                                 ----------
        Rentals and interest income...........................   $    4,001
        Depreciation..........................................         (562)
        Property operations...................................       (2,258)
        Interest..............................................       (1,245)
                                                                 ----------
        Net (loss)............................................   $      (64)
                                                                 ==========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 5.   NOTES PAYABLE

In January 1994, the mortgage secured by the Northtown Mall, a shopping center in Dallas, Texas, matured. In February 1994, the Company reached an agreement with the lender to modify and extend the mortgage, with the Company making a principal paydown of $200,000. The modified mortgage bears interest at 15.0%, requires monthly payments of interest only, a principal payment of $200,000 in July 1994, and has a maturity date of January 1995.

In March 1994, the Company entered into a loan commitment with a Northtown Mall tenant, which has committed to loan the Company $1.4 million secured by a second lien on the shopping center. The proceeds of the loan are to be used primarily for specified renovation and repairs to the shopping center. The loan will be funded as repairs and renovations are made. The second lien mortgage will bear interest at 8.5% per annum, require monthly payments of interest only and mature in March 1999. As of April 29, 1994, $48,000 has been funded under the loan commitment.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.   SUBSEQUENT EVENTS

In April 1994, the Company refinanced the mortgage debt secured by the Heritage Apartments, located in Tulsa, Oklahoma in the amount of $2.1 million. The Company received net cash of $1.2 million after the payoff of $650,000 in existing mortgage debt and funding required repair and tax escrows and the payment of various closing costs associated with the financing. The new first mortgage bears interest at 9.25% per annum, requires monthly payments of principal and interest of $16,978 and matures May 1, 2001. The Company paid a mortgage brokerage and equity refinancing fee of $21,000 to Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $2.1 million refinancing.

Also in April 1994, the Company purchased the Corporate Center at Beaumeade, a two building, 100,411 square foot industrial facility in Ashburn, Virginia for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million. The mortgage bears interest at 9.28% per annum, requires monthly payments of principal and interest of $22,132 and matures on April 30, 1999. The Company paid a real estate brokerage commission of $119,000 to Carmel Realty and an acquisition fee of $33,000 to BCM based on the $3.3 million purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through direct ownership, leases and partnerships and in mortgage loans, including first and junior mortgage loans. The Company was organized on September 6, 1983 and commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.6 million at March 31, 1994 compared with $5.9 million at December 31, 1993. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property and mortgage note sales, the collection on mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations and property maintenance and improvements.

In February 1994, the Company sold all of its Maumelle, Arkansas, residential and commercial subdivisions, retaining 114 residential lots, for $8.4 million. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. In March 1994, the Company sold 14 of its remaining residential lots for $56,000 in cash.

In March 1994, the Company completed the sale of its 50% general partnership interests in Pilgrim Village Associates and Pilgrim Village Associates II general partnerships which own the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan, to its co-general partner for $2.6 million in cash.

In February 1994, the Company modified and extended the mortgage debt secured by the Northtown Mall in Dallas, Texas, which required a principal paydown of $200,000.

In April 1994, the Company refinanced the mortgage debt secured by the Heritage Apartments in Tulsa, Oklahoma. The Company received net cash of $1.2 million after the payoff of the existing mortgage debt of $650,000 and funding of required repair and tax escrows and payment of various closing costs associated with the financing.

Also in April 1994, the Company purchased the Corporate Center at Beaumeade in Ashburn, Virginia for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through April 29, 1994, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million, none of which were purchased during 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

The Company's net income for the quarter ended March 31, 1994 was $245,000 as compared to a net loss of $2.9 million in the first quarter of 1993. The factor contributing to the Company's first quarter net income was the $2.5 million gain on the sale of partnership interests as discussed below. Fluctuations in the other components of the Company's revenues and expenses between the first quarter of 1993 and 1994 are described below.

Net rental income (rental income less property operating expenses) increased to $2.1 million for the first quarter of 1994 from $1.1 million in the first quarter of 1993. Of this increase, $1.1 million is attributable to properties acquired subsequent to the first quarter of 1993 and $317,000 is attributable to income received and recognized when a commercial property emerged from bankruptcy proceedings. These increases were offset by decreases totaling $448,000 due to decreased rental revenues and increased property operating expenses at several of the Company's commercial properties.

Interest income decreased to $424,000 in the first quarter of 1994 as compared to $645,000 in 1993. The decrease is primarily due to loans paid off during the first quarter of 1993.

Equity in results of operations of investees was a loss of $14,000 for the first quarter of 1994 compared to a loss of $165,000 in 1993 due primarily to the Company ceasing to record equity losses on the One East Penn partnership. See NOTE 4. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

Interest expense increased to $2.4 million in the first quarter of 1994 compared to $2.2 million in the first quarter of 1993. Of this increase $603,000 is attributable to properties acquired subject to debt, or properties upon which new debt financing was obtained, during and subsequent to the first quarter of 1993, partially offset by a decrease of $320,000 relating to note modifications and payoffs in 1993.

Depreciation expense increased to $1.5 million in the first quarter of 1994 as compared to $1.2 million in 1993. The increase is attributable to properties acquired subsequent to the first quarter of 1993.

Advisory fee increased to $431,000 in the first quarter of 1994 as compared to $382,000 in 1993. The increase is attributable to the increase in the Company's gross assets, the basis for calculation of the advisory fee.

General and administrative expenses decreased to $505,000 in the first quarter of 1994 from $595,000 in 1993. This decrease is primarily due to lower legal and consulting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In the first quarter of 1994, the Company recognized a gain of $2.5 million on the sale of its interest in two partnerships. No such gain was recognized in 1993. See NOTE 4. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties or loans are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of mortgage notes receivable is based on management's review and evaluation of the collateral properties securing such notes. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area. Future quarterly reviews could cause the Company's management to adjust its estimates of net realizable value.

Income Tax Aspects

As more fully discussed in the Company's 1993 Form 10-K, the Company has elected and, in the opinion of the Company's management, qualified, to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders provided that at least 95% of its REIT taxable income is distributed.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos- containing materials into the air, and third parties may seek recovery from the Company for personal injury associated with such materials.

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of implementing this statement but expects that they will not be material as the statement is applicable to debt restructurings and loan impairments after the earlier of the effective date of the statement or the Company's adoption of the statement.

At its January 26, 1994 meeting, the FASB directed its staff to prepare an exposure draft, that if approved, would eliminate the provisions of SFAS No. 114 that describe how a creditor should recognize income on an impaired loan and add disclosure requirements on income recognized on impaired loans. The effective date of SFAS No. 114 is not anticipated to change.

                        ______________________________


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Olive Litigation. In February 1990, Transcontinental Realty Investors, Inc. (the "Company") together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement. By agreeing to settle these actions, the defendants, including the Company, did not and do not admit any liability whatsoever.

In February and April 1993 evidentiary hearings were held concerning allegations by the plaintiffs that the terms of the settlement had been breached by the Company, CMET, IORT and NIRT. No determination on the matters was made by the court due to settlement discussions entered into among the parties.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settles the claims asserted by the plaintiffs and modifies certain provisions of the April 1990 settlement. The Modification is subject to shareholder notice and final court approval.

The Modification, among other things, provides for the addition of three new unaffiliated members of the Company's Board of Directors and sets forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, Basic Capital Management, Inc., the Company's advisor, Gene E. Phillips and William S. Friedman have agreed to pay a total of $1.2 million to CMET, IORT, NIRT and the Company. The Company's share of such payment will be approximately $200,000.

Under the Modification, the Company, CMET, IORT and NIRT and their shareholders will release the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORT and NIRT have also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (1) voted in favor of the reelection of all current Board members that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new Board members appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification. The Modification also terminates a number of the provisions under the Stipulation of Settlement, including the requirement that the Company, CMET, IORT and NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards.

The court will retain jurisdiction to enforce the Modification.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

          None.

(b)     Reports on Form 8-K as follows:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TRANSCONTINENTAL REALTY
                                            INVESTORS, INC.





Date:     May 12, 1994                      By:  /s/ OSCAR W. CASHWELL
                                               Oscar W. Cashwell
                                               President





Date:     May 12, 1994                      By:  /s/ HAMILTON P. SCHRAUFF
                                               Hamilton P. Schrauff
                                               Executive Vice President and
                                               Chief Financial Officer