Form 10-Q
period 1994-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1994-08-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1994


                         Commission File Number 0-13291



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Nevada                                        94-6565852
- - -------------------------------                      ------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)




10670 North Central Expressway, Suite 300, Dallas, Texas     75231
- - -----------------------------------------------------------------------
(Address of Principal Executive Office)                    (Zip Code)



                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                              2,674,850
- - ----------------------------                     ------------------------------
          (Class)                                (Outstanding at July 29, 1994)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,          December 31,
                                                                                  1994                1993
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
                        Assets
                        ------
Notes and interest receivable
 Performing........................................                          $       16,751       $       12,270
 Nonperforming, nonaccruing........................                                     672                1,172
                                                                             --------------       --------------
                                                                                     17,423               13,442
Real estate held for sale, net of accumulated
 depreciation ($442 in 1994 and $641 in 1993)......                                   8,429               15,577

Less - allowance for estimated losses..............                                  (1,144)              (5,504)
                                                                             --------------       --------------
                                                                                     24,708               23,515
Real estate held for investment, net of
 accumulated depreciation ($30,328 in 1994 and
 $27,509 in 1993)..................................                                 190,682              179,662
Investment in partnerships.........................                                   7,343                7,127
Cash and cash equivalents..........................                                   6,298                5,902
Other assets (including $299 in 1994 and $117
 in 1993 due from affiliates)......................                                   4,847                4,889
                                                                             --------------       --------------
                                                                             $      233,878       $      221,095
                                                                             ==============       ==============
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable.........................                          $      128,519       $      116,024
Other liabilities (including $233 in 1994 and $182
 in 1993 to affiliates)............................                                  11,466                8,489
                                                                             --------------       --------------
                                                                                    139,985              124,513
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 2,674,850 shares..                                      27                   27
Paid-in capital....................................                                 219,049              219,049
Accumulated distributions in excess of
 accumulated earnings..............................                                (125,183)            (122,494)
                                                                             --------------       --------------
                                                                                     93,893               96,582
                                                                             --------------       --------------
                                                                             $      233,878       $      221,095
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Three Months                     For the Six Months
                                                   Ended June 30,                          Ended June 30,
                                          ---------------------------------       --------------------------------
                                               1994               1993                 1994               1993
                                          --------------      --------------      ---------------     -------------
                                                           (dollars in thousands, except per share)
Income
 Rentals.....................             $        8,832      $        8,183      $        17,272     $      14,905
 Interest....................                        383                 340                  807               985
 Equity in income (losses) of
   investees.................                          3                (348)                 (11)             (513)
                                          --------------      --------------      ---------------     -------------
                                                   9,218               8,175               18,068            15,377

Expenses
 Property operations.........                      7,349               5,613               13,695            11,285
 Interest....................                      2,549               2,151                4,928             4,316
 Depreciation................                      1,470               1,352                2,928             2,593
 Provision for losses........                        -                   731                  -                 731
 Advisory fee to affiliate...                        411                 392                  842               774
 General and administrative..                        373                 569                  878             1,164
                                          --------------      --------------      ---------------     -------------
                                                  12,152              10,808               23,271            20,863
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on sale of
 partnership interests and
 extraordinary gain..........                     (2,934)             (2,633)              (5,203)           (5,486)
Gain on sale of partnership
 interests...................                        -                   -                  2,514               -
Extraordinary gain...........                        -                 1,045                  -               1,045
                                          --------------      --------------      ---------------     -------------

Net (loss)...................             $       (2,934)     $       (1,588)     $        (2,689)    $      (4,441)
                                          ==============      ==============      ===============     =============


Earnings Per Share
 (Loss) before gain on sale
   of partnership interests
   and extraordinary gain....             $        (1.10)     $         (.98)     $         (1.95)    $       (2.03)
 Gain on sale of
    partnership interests....                       -                    -                    .94                -
 Extraordinary gain..........                       -                    .39                  -                 .39
                                          --------------      --------------      ---------------     -------------

 Net (loss)..................             $        (1.10)     $         (.59)     $         (1.01)    $       (1.64)
                                          ==============      ==============      ===============     ==============


Weighted average Common
 shares used in computing
 earnings per share..........                  2,674,850           2,688,003            2,674,850         2,701,262
                                          ==============      ==============      ===============     =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1994







                                                                                    Accumulated
                                                                                    Distributions
                                         Common Stock                               in Excess of
                                    ---------------------           Paid-in         Accumulated          Stockholders'
                                      Shares      Amount            Capital          Earnings               Equity
                                    ----------  ---------          ----------      ------------         -------------
                                                                  (dollars in thousands)
Balance, January 1,
  1994.....................         2,674,850   $        27      $      219,049   $     (122,494)       $       96,582

Net (loss).................               -             -                   -             (2,689)               (2,689)
                                    ---------   -----------      --------------   --------------        --------------
Balance, June 30,
  1994.....................         2,674,850   $        27      $      219,049   $     (125,183)       $       93,893
                                    =========   ===========      ==============   ==============        ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                             -----------------------------------
                                                                                 1994                  1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected................................                           $       17,081       $       15,232
 Interest collected...............................                                      696                  537
 Interest paid....................................                                   (4,188)              (3,471)
 Payments for property operations.................                                  (15,267)             (10,438)
 Advisory fee paid to affiliate...................                                     (855)                (766)
 General and administrative expenses paid.........                                   (1,000)              (1,782)
 Distributions from investees.....................                                      212                  681
 Cash from replacement reserves...................                                       38                  219
 Other............................................                                      263                  814
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                                   (3,020)               1,026


Cash Flows from Investing Activities
 Funding of notes receivable......................                                      -                 (2,704)
 Collections on notes receivable..................                                    1,413                9,866
 Real estate improvements.........................                                   (1,114)                (829)
 Acquisition of real estate.......................                                   (1,775)              (5,085)
 Contributions to investees.......................                                     (572)                (412)
 Proceeds from sale of partnership interests......                                    2,651                  -
 Proceeds from sale of real estate................                                    1,619                  227
                                                                             --------------       --------------

    Net cash provided by investing  activities....                                    2,222                1,063

Cash Flows from Financing Activities
 Payments on notes payable........................                                   (1,103)              (5,129)
 Proceeds from notes payable......................                                    2,297                  -
 Shares repurchased...............................                                      -                   (380)
                                                                             --------------       --------------

    Net cash provided by (used in) financing
       activities.................................                                    1,194               (5,509)


Net increase (decrease) in cash and cash
 equivalents......................................                                      396               (3,420)
Cash and cash equivalents, beginning of period....                                    5,902               11,780
                                                                             --------------       --------------

Cash and cash equivalents, end of period..........                           $        6,298       $        8,360
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                             -----------------------------------
                                                                                  1994                 1993
                                                                             --------------       --------------
                                                                                    (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss)........................................                           $       (2,689)      $       (4,441)
 Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization....................                                    3,025                2,750
 Provision for losses.............................                                      -                    731
 Gain on sale of partnership interests............                                   (2,514)                 -
 Extraordinary gain...............................                                      -                 (1,045)
 Equity in losses of investees....................                                       11                  513
 Distributions from investees in excess of current
    period earnings...............................                                      212                  681
 (Increase) decrease in interest receivable.......                                       17                 (307)
 (Increase) decrease in other assets..............                                      (64)               1,193
 Increase in interest payable.....................                                      515                  547
 Increase (decrease) in other liabilities.........                                   (1,533)                 404
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                           $       (3,020)      $        1,026
                                                                             ==============       ==============


Noncash investing and financing activities

 Carrying value of real estate acquired through
    foreclosure (in satisfaction of notes
    receivable with carrying values of $2,663 in
    1993).........................................                           $          -         $        2,213

 Notes receivable from sale of real estate with
    carrying value of $2,679 in 1994 and $667 in
    1993..........................................                                    5,637                  405

 Notes payable from acquisition of real estate....                                   10,584                  -

 Carrying value of property acquired through
    assumption of debt of $6,559..................                                      -                  6,559

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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

NOTE 2.  REAL ESTATE

In February 1994, the Company sold all of its Maumelle, Arkansas, residential and commercial subdivisions, retaining 114 residential lots, for $8.4 million. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998 and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the purchaser. The Company has recorded this transaction as a cost recovery method sale and accordingly has deferred recognizing a gain on the sale pending collection of the note receivable. The Company paid a real estate brokerage commission of $215,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Company's advisor, based on $7.2 million, the sales price of $8.4 million less the discounts allowable of $1.2 million. Through July 1994, the Company has sold or otherwise disposed of an additional 44 lots for a total of $101,000 in cash recognizing no gain or loss on the sales.

In April 1994, the Company purchased the Corporate Center at Beaumeade, a two building, 100,411 square foot industrial facility in Ashburn, Virginia, for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million. The mortgage bears interest at 9.28% per annum, requires monthly payments of principal and interest of $22,132 and matures on April 30, 1999. The Company paid a real estate brokerage commission of $119,000 to Carmel Realty and an acquisition fee of $33,000 to Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $3.3 million purchase price.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

In June 1994, the Company purchased the Parke Long Industrial Buildings, a four building, 222,197 square foot office/industrial facility in Chantilly, Virginia, for $8.8 million, consisting of $900,000 in cash and $7.9 million in seller mortgage financing. The mortgage bears interest at 6.0% per annum in the first two years, increasing to 7.0% per annum in the third year, 8.0% per annum in the fifth year and 9.0% in the ninth year. The mortgage requires monthly payments of interest only in the first two years and monthly payments of principal and interest thereafter, and matures in June 2006. The Company paid a real estate brokerage commission of $246,000 to Carmel Realty and an acquisition fee of $88,000 to BCM, based on the $8.8 million purchase price.

In June 1994, the Company sold the RCA Building, a vacant 100,800 square foot office building in Mt. Laurel, New Jersey, which was held for sale, for $100,000 providing purchase money financing for the entire sales price. The Company also received an equity participation interest in the subsequent appreciation of the building, if any. The Company incurred no loss on the sale beyond the amounts which had been previously provided.

The Company owns Institute Place Lofts, a 142,215 square foot office building in Chicago, Illinois. The Company did not payoff the $6.5 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. For the six months ended June 30, 1994, the property's cash flow of $358,176 was remitted to the lender all of which was
applied to unpaid real estate taxes.   In July 1994, the property was placed in
bankruptcy. The Company is negotiating with the lender to obtain a long-term modification of this mortgage. If such negotiations are not successful, and the lender forecloses on the property securing the mortgage, the Company would recognize a gain of $1.1 million, the amount by which the mortgage balance exceeds the property's carrying value, which approximates the fair value of the property.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In January 1994, the Company instituted foreclosure proceedings on a mortgage note receivable secured by an office building in Madison, Wisconsin. In June 1994, the Company wrote off the debt as uncollectible, the building having been foreclosed upon by the local taxing authority. The Company recognized no loss beyond that which had previously been provided.

In June 1994, a note receivable with a principal balance of $2.7 million and secured by an apartment complex in Dallas, Texas, was paid down and modified. The Company received $1.3 million in cash and subordinated the remaining note balance of $1.4 million to the new first mortgage

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)

secured by the property. The $1.4 million note was also split into two new notes. One new note, in the amount of $600,000, is secured by a second lien mortgage on the property, bears interest at the prime rate plus 1%, requires monthly payments of interest only and matures in June 2004. The second new note in the amount of $769,000, is unsecured, bears interest at the prime rate plus 1% and requires payments of net cash flow from property operations.

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

The Company owned a 55% limited partnership interest in One Penn Square Associates Limited Partnership ("One Penn Square"), and accordingly accounted for it under the equity method as control of the partnership was maintained by the general partner. In January 1992, the partnership stopped making payments on the first mortgage secured by One East Penn Square Office Building in Philadelphia, Pennsylvania. An affiliate of the lender owned the remaining 45% limited partnership interest. In May 1993, the lender filed a foreclosure action against One Penn Square. The court appointed a receiver for the property on October 6, 1993. The lender had also filed an action against the partnership and the Company to set aside, as a fraudulent conveyance, payments from the partnership in 1992 and in 1993 to the Company of $1.8 million made to repay the Company's mortgage note secured by a second lien on the One East Penn Square Office Building. In April 1994, the Company and the lender reached an agreement which provided that the Company would pay $575,000 to the lender and convey the Company's interest in the partnership to the lender. In August 1994, the Company made the required $575,000 payment, conveyed its partnership interest to the lender and the parties executed mutual releases and all litigation between the parties was dismissed. The Company will recognize an extraordinary gain of $1.0 million as the carrying value of its investment is less than the debt secured by the building due to previously recognized equity losses.

In March 1994, the Company sold its 50% general partnership interests in Pilgrim Village Associates and Pilgrim Village Associates II general partnerships which own the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan, to the co- general partner for $2.6 million in cash. The Company recognized a gain of $2.5 million on the sale.

The following information summarizes the results of operations of the Company's equity method investees for the six months ended June 30, 1994 (dollars in thousands):

                                                                        1994
                                                                      ---------
        Rentals and interest income...........................        $  7,731
        Depreciation..........................................          (1,104)
        Property operations...................................          (4,276)
        Interest..............................................          (2,329)
                                                                      --------
        Net income............................................        $     22
                                                                      ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES PAYABLE

In January 1994, the mortgage secured by the Northtown Mall, a shopping center in Dallas, Texas, matured. In February 1994, the Company reached an agreement with the lender to modify and extend the mortgage, with the Company making a principal paydown of $200,000. The modified mortgage bears interest at 15.0% per annum, requires monthly payments of interest only, a principal payment of $200,000 in July 1994, and matures in January 1995. The Company did not make the July 1994 principal payment when due, as it is in negotiations with the second lienholder to refinance this debt.

In March 1994, the Company entered into a loan commitment with a Northtown Mall tenant, providing for a loan to the Company of $1.4 million secured by a second lien on the shopping center. The proceeds of the loan are being used primarily for specified renovations and repairs to the shopping center. The loan is being funded as repairs and renovations are completed. The second lien mortgage bears interest at 8.5% per annum, requires monthly payments of interest only and matures in March 1999. As of July 29, 1994, $1.1 million had been funded under the loan commitment.

In April 1994, the Company refinanced the mortgage debt secured by the Heritage Apartments in Tulsa, Oklahoma in the amount of $2.1 million. The Company received net cash of $1.2 million after the payoff of $650,000 in existing mortgage debt and funding required repair and tax escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.25% per annum, requires monthly payments of principal and interest of $16,978 and matures May 1, 2001. The Company paid a mortgage brokerage and equity refinancing fee of $21,000 to BCM based on the $2.1 million refinancing.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.   SUBSEQUENT EVENTS

In July 1994, the Company refinanced the mortgage debt secured by the Waterstreet Office Building in Boulder, Colorado in the amount of $8.6 million. The Company received net cash of $1.4 million after the payoff of $6.8 million in existing mortgage debt and funding required tenant improvement escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.99% per annum, requires monthly payments of principal and interest of $82,935 and matures February 28, 1999. The Company paid a mortgage brokerage and equity refinancing fee of $86,000 to BCM based on the $8.6 million refinancing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through direct ownership, leases and partnerships and in mortgage loans, including first, wraparound and junior mortgage loans. The Company was organized on September 6, 1983 and commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $6.3 million at June 30, 1994 compared with $5.9 million at December 31, 1993. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property and mortgage note sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations and property maintenance and improvements.

In February 1994, the Company sold all of its Maumelle, Arkansas, residential and commercial subdivisions, retaining 114 residential lots, for $8.4 million. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. Through July 1994, the Company has sold or otherwise disposed of 44 of its remaining residential lots for $101,000 in cash.

In March 1994, the Company sold its 50% general partnership interests in Pilgrim Village Associates and Pilgrim Village Associates II general partnerships which own the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan, to the co-general partner for $2.6 million in cash.

In February 1994, the Company modified and extended the first lien mortgage debt secured by the Northtown Mall in Dallas, Texas, which required a principal paydown of $200,000. In March 1994, the Company entered into a loan commitment with a tenant, providing for a loan to the Company of $1.4 million secured by a second lien on the shopping center. As of July 29, 1994, $1.1 million had been funded under the commitment. The Company did not make the July 1994 first lien principal payment when due, as it is in negotiations with this second lienholder to refinance the first lien.

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

Liquidity and Capital Resources (Continued)

Also in April 1994, the Company purchased the Corporate Center at Beaumeade in Ashburn, Virginia for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million.

In June 1994, the Company purchased the Parke Long Industrial Buildings in Chantilly, Virginia for $8.8 million, consisting of $900,000 in cash and $7.9 million in seller financing.

Also in June 1994, the Company received a $1.3 million paydown on a mortgage note receivable.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through July 29, 1994, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1994.

Results of Operations

The Company's net loss for the three and six months ended June 30, 1994 was $2.9 million and $2.7 million, respectively, as compared to a net loss of $1.6 million and $4.4 million in the corresponding periods in 1993. Fluctuations in the components of the Company's revenues and expenses between the 1993 and 1994 periods are described below.

Net rental income (rental income less property operating expenses) was $1.5 million and $3.5 million for the three and six months ended June 30, 1994 compared to $2.6 million and $3.6 million for the corresponding periods in 1993. The decrease in 1994 second quarter net rental income is due to the buyout of a lease at a shopping center in Dallas, Texas. Offsetting the cost of the lease buyout in the six months of 1994 is net rental income of $1.5 million from properties acquired subsequent to the second quarter of 1993, partially offset by a decrease of $615,000 due to decreased rental revenue and increased property operating expenses at several of the Company's commercial properties.

Interest income for the three months ended June 30, 1994 was $383,000 compared to $340,000 in the same period in 1993. The increase is attributable to the loans acquired in 1993. Interest income decreased to $807,000 in the six months ended June 30, 1994 compared to $985,000 in the same period in 1993. A decrease of $285,000 is due to loans paid off in the first quarter of 1993. The decrease is partially offset by an increase of $189,000 due to loans acquired in 1993.

Equity in income (losses) of investees was income of $3,000 and a loss of $11,000 for the three and six months ended June 30, 1994 compared to a loss of $348,000 and $513,000 for the corresponding periods in 1993. The decrease in equity losses is due primarily to the Company ceasing to record equity losses on the One East Penn partnership. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Interest expense for the three months ended June 30, 1994 was $2.5 million as compared to $2.2 million for the corresponding period in 1993. This increase is attributable to properties acquired and property refinancings subsequent to June 30, 1993. This increase is partially offset by a decrease of $107,000 attributable to loans paid off subsequent to June 30, 1993. Interest expense increased to $4.9 million in the six months ended June 30, 1994 compared to $4.3 million in the same period in 1993. The increase for the six months is generally attributable to the same factors as the increase for the three months ended June 30, 1994.

Depreciation expense increased to $1.5 million and $2.9 million in the three and six months ended June 30, 1994 as compared to $1.3 million and $2.6 million in the corresponding periods in 1993. These increases are attributable to properties acquired by the Company subsequent to June 30, 1993.

The Company recorded a provision for losses of $731,000 in the three and six months ended June 30, 1993. The 1993 provision for losses was to reduce the carrying value of a property held for sale to its estimated fair value. No such provision was required in 1994.

The advisory fee increased to $411,000 and $842,000 in the three and six months ended June 30, 1994 as compared to $392,000 and $774,000 in the corresponding periods in 1993. The increase is due to the increase in the Company's gross assets, the basis for such fee. The advisory fee is expected to continue to increase during the third and fourth quarters of 1994 as the Company makes additional property acquisitions.

General and administrative expenses decreased to $373,000 and $878,000 for the three and six months ended June 30, 1994 compared to $569,000 and $1.2 million in the corresponding periods in 1993. The decrease is primarily attributable to decreased legal fees.

In the first quarter of 1994, the Company recognized a gain of $2.5 million on the sale of its interest in two partnerships. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES." In the three and six months ended June 30, 1993, the Company recognized an extraordinary gain of $1.0 million as a result of the forgiveness of debt related to the Fountain Village mortgage modification.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area. Future quarterly reviews could cause the Company's management to adjust its estimates of net realizable value.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Company for personal injury associated with such materials.

The Company's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

Recent Accounting Pronouncement

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

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

                     _____________________________________


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

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settles subsequent claims of breaches of the settlement agreement which were asserted by the plaintiffs and modifies certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. The Modification is subject to final court approval, which is scheduled for September 30, 1994.

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



                                           TRANSCONTINENTAL REALTY
                                           INVESTORS, INC.





Date:     August 12, 1994                  By:  /s/ OSCAR W. CASHWELL
                                                Oscar W. Cashwell
                                                President





Date:     August 12, 1994                  By:  /s/ HAMILTON P. SCHRAUFF
                                                Hamilton P. Schrauff
                                                Executive Vice President and
                                                Chief Financial Officer