Form 10-Q
period 1994-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1994-11-14
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                         Commission File Number 0-13291



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Nevada                                              94-6565852
- - - -------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)




    10670 North Central Expressway, Suite 300, Dallas, Texas     75231
    --------------------------------------------------------------------
      (Address of Principal Executive Office)                  (Zip Code)



                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                               2,674,850
- - - ----------------------------                   --------------------------------
          (Class)                              (Outstanding at October 28, 1994)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,        December 31,
                                                                                 1994                 1993
                                                                             -------------        ------------
                        Assets                                                  (dollars in thousands)
                        ------
Notes and interest receivable
 Performing........................................                          $       16,641       $       12,270
 Nonperforming, nonaccruing........................                                     593                1,172
                                                                             --------------       --------------
                                                                                     17,234               13,442
Real estate held for sale, net of accumulated
 depreciation ($478 in 1994 and $641 in 1993)......                                   8,137               15,577

Less - allowance for estimated losses..............                                    (960)              (5,504)
                                                                             --------------       --------------
                                                                                     24,411               23,515
Real estate held for investment, net of
 accumulated depreciation ($29,447 in 1994 and
 $27,509 in 1993)..................................                                 183,217              179,662
Investment in partnerships.........................                                  11,094                7,127
Cash and cash equivalents..........................                                   4,816                5,902
Other assets (including $392 in 1994 and $117
 in 1993 due from affiliates)......................                                   6,194                4,889
                                                                             --------------       --------------
                                                                             $      229,732       $      221,095
                                                                             ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable.........................                          $      124,082       $      116,024
Other liabilities (including $110 in 1994 and $182
 in 1993 to affiliates)............................                                  10,813                8,489
                                                                             --------------       --------------
                                                                                    134,895              124,513

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 2,674,850 shares..                                      27                   27
Paid-in capital....................................                                 219,049              219,049
Accumulated distributions in excess of
 accumulated earnings..............................                                (124,239)            (122,494)
                                                                             --------------       --------------
                                                                                     94,837               96,582
                                                                             --------------       --------------
                                                                             $      229,732       $      221,095
                                                                             ==============       ==============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Three Months                      For the Nine Months
                                             Ended September 30,                       Ended September 30,
                                          ------------------------------           ----------------------------
                                             1994                1993                 1994              1993
                                          ----------          ----------           ----------        ----------
                                                      (dollars in thousands, except per share)
Income
 Rentals.....................             $        9,104      $        7,858      $        26,376     $      22,763
 Interest....................                        353                 337                1,160             1,322
 Equity in (losses) of
 investees...................                        (66)                (15)                 (77)             (528)
                                          --------------      --------------      ---------------     -------------
                                                   9,391               8,180               27,459            23,557

Expenses
 Property operations.........                      6,622               6,368               20,317            17,653
 Interest....................                      2,783               2,128                7,711             6,444
 Depreciation................                      1,544               1,420                4,472             4,013
 Provision for losses........                        -                   142                  -                 873
 Advisory fee to affiliate...                        438                 386                1,280             1,160
 General and administrative..                        402                 454                1,280             1,618
                                          --------------      --------------      ---------------     -------------
                                                  11,789              10,898               35,060            31,761
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on
 partnership interests, gain
 on sale of real estate and
 extraordinary gain..........                     (2,398)             (2,718)              (7,601)           (8,204)
Gain on sale of partnership
 interests...................                        -                   -                  2,514               -
Gain on sale of real estate..                      2,153                 -                  2,153               -
Extraordinary gain...........                      1,189                 500                1,189             1,545
                                          --------------      --------------      ---------------     -------------

Net income (loss)............             $          944      $       (2,218)     $        (1,745)    $      (6,659)
                                          ==============      ==============      ===============     =============


Earnings Per Share
(Loss) before gain on sale of
 partnership interests, gain
 on sale of real estate and
 extraordinary gain...........            $        (.89)      $      (1.02)       $       (2.84)      $      (3.04)
Gain on sale of partnership
   interests..................                      -                  -                    .94                -
Gain on sale of real estate...                      .80                -                    .80                -
Extraordinary gain............                      .44                .19                  .44                .57
                                          -------------       ------------        -------------       ------------

Net income (loss).............            $         .35       $       (.83)       $        (.66)      $      (2.47)
                                          =============       ============        =============       ============


Weighted average Common
 shares used in computing
 earnings per share...........                 2,674,850           2,678,580            2,674,850         2,693,618
                                          ==============      ==============      ===============     =============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1994






                                                                     Accumulated
                                                                     Distributions
                                           Common Stock              in Excess of
                                       ---------------------          Paid-in       Accumulated   Stockholders'
                                         Shares         Amount        Capital         Earnings      Equity
                                       ----------     ---------      ----------     ------------ -------------
                                                         (dollars in thousands)
Balance, January 1,
     1994.....................         2,674,850        $    27    $   219,049     $ (122,494)        $  96,582



Net (loss)....................               -              -              -           (1,745)           (1,745)
                                    ------------        -------    -----------     ----------         ---------


Balance, September 30,
     1994.....................         2,674,850        $    27    $   219,049     $ (124,239)        $  94,837
                                    ============        =======    ===========     ==========         ==========



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                 -------------------------
                                                                                   1994                 1993
                                                                                ----------           -----------
                                                                                  (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected................................                           $       26,319       $       23,077
 Interest collected...............................                                      969                  803
 Interest paid....................................                                   (6,593)              (5,306)
 Payments for property operations.................                                  (21,648)             (16,100)
 Advisory fee paid to affiliate...................                                   (1,299)              (1,157)
 General and administrative expenses paid.........                                   (1,852)              (2,360)
 Distributions from operating cash flow of
    investees.....................................                                      240                2,013
 Cash from replacement reserves...................                                      125                  487
 Other............................................                                     (733)               1,799
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                                   (4,472)               3,256


Cash Flows from Investing Activities
 Funding of notes receivable......................                                      -                 (2,704)
 Collections on notes receivable..................                                    1,748                9,921
 Real estate improvements.........................                                   (2,432)              (4,324)
 Acquisition of real estate.......................                                   (1,775)              (5,085)
 Contributions to investees.......................                                   (2,878)                (460)
 Proceeds from sale of partnership interests......                                    2,076                  -
 Proceeds from sale of real estate................                                    3,285                  275
                                                                             --------------       --------------

    Net cash provided by (used in) investing
       activities.................................                                       24               (2,377)


Cash Flows from Financing Activities
 Payments on notes payable........................                                   (1,519)              (7,806)
 Proceeds from notes payable......................                                    4,881                2,746
 Shares repurchased...............................                                      -                   (473)
                                                                             --------------       --------------

    Net cash provided by (used in) financing
       activities.................................                                    3,362               (5,533)


Net (decrease) in cash and cash equivalents.......                                   (1,086)              (4,654)
Cash and cash equivalents, beginning of period....                                    5,902               11,780
                                                                             --------------       --------------

Cash and cash equivalents, end of period..........                           $        4,816       $        7,126
                                                                             ==============       ==============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                               --------------------------------
                                                                                  1994                 1993
                                                                               ----------           -----------
                                                                                (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss).........................................                          $       (1,745)      $       (6,659)
Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization....................                                    4,651                4,200
 Provision for losses.............................                                      -                    873
 Gain on sale of partnership interests............                                   (2,514)                 -
 Gain on sale of real estate......................                                   (2,153)                 -
 Extraordinary gain...............................                                   (1,189)              (1,545)
 Equity in losses of investees....................                                       77                  528
 Distributions from investees in excess of current
    period earnings...............................                                      240                2,013
 Decrease in interest receivable..................                                       (1)                (310)
 (Increase) decrease in other assets..............                                     (789)               2,596
 Increase in interest payable.....................                                      748                  742
 Increase (decrease) in other liabilities.........                                   (1,797)                 818
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                           $       (4,472)      $        3,256
                                                                             ==============       ==============


Noncash investing and financing activities

 Carrying value of real estate acquired through
    foreclosure (in satisfaction of notes
    receivable with carrying values of $2,663 in
    1993).........................................                           $          -         $        2,213

 Notes receivable from sales of real estate with
    carrying value of $2,679 in 1994 and $1,686
    in 1993.......................................                                    5,637                1,130

 Notes payable from acquisition of real estate....                                   10,584               12,375

 Carrying value of property acquired through
    assumption of debt of $6,559..................                                      -                  6,559





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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

NOTE 2.  REAL ESTATE

In February 1994, the Company sold all of its Maumelle, Arkansas, residential and commercial subdivisions, retaining 114 residential lots, for $8.4 million. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998 and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the purchaser. The Company has recorded this transaction as a cost recovery method sale and accordingly has deferred recognizing a gain on the sale pending collection of the note receivable. The Company paid a real estate brokerage commission of $215,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of the Company's advisor, based on $7.2 million, the sales price of $8.4 million less the discounts allowable of $1.2 million. Through September 1994, the Company has sold or otherwise disposed of an additional 44 lots for a total of $101,000 in cash recognizing no gain or loss on the sales.

In April 1994, the Company purchased the Corporate Center at Beaumeade I and II, a two building, 100,411 square foot industrial facility in Ashburn, Virginia, for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million. The mortgage bears interest at 9.28% per annum, requires monthly payments of principal and interest of $22,132 and matures on April 30, 1999. The Company paid a real estate brokerage commission of $119,000 to Carmel Realty and an acquisition fee of $33,000 to Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $3.3 million purchase price. In October 1994, the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

Company purchased the third building in the center, a 79,409 square foot industrial facility for $2.7 million, consisting of $600,000 in cash and new mortgage financing of $2.1 million. The mortgage bears interest at 10.09% per annum, requires monthly payments of principal and interest of $19,693 and matures on September 30, 1999. The Company paid a real estate brokerage commission of $100,000 to Carmel Realty and an acquisition fee of $27,000 to BCM based on the $2.7 million purchase price.

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

The Company owns Institute Place Lofts, a 142,215 square foot office building in Chicago, Illinois. The Company did not payoff the $6.5 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. For the six months ended June 30, 1994, the property's cash flow of $358,176 was remitted to the lender all of which was
applied to unpaid real estate taxes.   In July 1994, the property was placed in
bankruptcy and all cash flow for the three months ended September 30, 1994 of $212,803 has been remitted to the court appointed Receiver. The Company is negotiating with the lender to obtain a long-term modification of this mortgage. The Company has filed a settlement plan with the court which provides for a reduction in the mortgage's principal balance to $4.1 million, reduces the pay rate to 6% per annum in the first year, increasing to 10.25% per annum in the fourth year, with a constant accrue rate of 10.25% per annum, and the Company to fund $500,000 to satisfy outstanding taxes and to cover the negative cash flow of the property. If such negotiations are not successful, and the lender forecloses on the property securing the mortgage, the Company would

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

recognize a gain of $1.1 million, the amount by which the mortgage balance exceeds the property's carrying value, which approximates the fair value of the property.

In September 1994, the Company sold the Cedar Creek Apartments, a 260 unit apartment complex in Charlotte, North Carolina, for $10.1 million, receiving net cash of $2.2 million after payoff of the first mortgage of $7.7 million and funding a $250,000 escrow for correction of a zoning violation, which is expected to be received before the end of the year. The Company recognized a gain on the sale of $2.2 million. The Company paid a real estate sales commission of $272,000 to Carmel Realty based on the $10.1 million sales price.

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

In June 1994, a note receivable with a principal balance of $2.7 million and secured by an apartment complex in Dallas, Texas, was paid down and modified. The Company received $1.3 million in cash and subordinated the remaining note balance of $1.4 million to a new first mortgage secured by the property. The $1.4 million note was also split into two new notes. One new note, in the amount of $600,000, is secured by a second lien mortgage on the property, bears interest at the prime rate plus 1%, requires monthly payments of interest only and matures in June 2004. The second new note in the amount of $769,000, is unsecured, bears interest at the prime rate plus 1% and requires payments of net cash flow from property operations.

In July and August 1994, the Company received $120,000 and $105,000, respectively, from the payoff of two notes receivable at their maturities.

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

The Company owned a 55% limited partnership interest in One Penn Square Associates Limited Partnership ("One Penn Square"), and accordingly accounted for it under the equity method as control of the partnership was maintained by the general partner. In January 1992, the partnership stopped making payments on the first mortgage secured by One East Penn Square Office Building in Philadelphia, Pennsylvania. An affiliate of the lender owned the remaining 45% limited partnership interest. In May 1993, the lender filed a foreclosure action against One Penn Square. The court appointed a receiver for the property on October 6, 1993. The lender had also filed an action against the partnership and the Company

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

to set aside, as a fraudulent conveyance, payments from the partnership in 1992 and in 1993 to the Company of $1.8 million made to repay the Company's mortgage note secured by a second lien on the One East Penn Square Office Building. In April 1994, the Company and the lender reached an agreement which provided that the Company would pay $575,000 to the lender and convey the Company's interest in the partnership to the lender. In August 1994, the Company made the required $575,000 payment, conveyed its partnership interest to the lender and the parties executed mutual releases and all litigation between the parties was dismissed. The Company recognized an extraordinary gain of $1.2 million as the carrying value of its investment was less than the debt secured by the building due to previously recognized equity losses.

In March 1994, the Company sold its 50% general partnership interests in Pilgrim Village Associates and Pilgrim Village Associates II general partnerships which owned the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan, to the co- general partner for $2.6 million in cash. The Company recognized a gain of $2.5 million on the sale.

The following information summarizes the results of operations of the Company's equity method investees for the nine months ended September 30, 1994 (dollars in thousands):

                                                                1994
                                                              --------
Rentals and interest income...........................        $ 11,421
Depreciation..........................................          (1,592)
Property operations...................................          (6,529)
Interest expense......................................          (3,417)
                                                              --------
Net (loss)............................................        $   (117)
                                                              ========

NOTE 5.   NOTES PAYABLE

In January 1994, the mortgage secured by the Northtown Mall, a shopping center in Dallas, Texas, matured. In February 1994, the Company reached an agreement with the lender to modify and extend the mortgage, with the Company making a principal paydown of $200,000. The modified mortgage required an additional principal payment of $200,000 in July 1994. The Company did not make the July 1994 principal payment when due. In October 1994, the Company repaid the loan in full.

In March 1994, the Company entered into a loan commitment with a Northtown Mall tenant, providing for a loan to the Company of $1.4 million secured by a second lien on the shopping center. The loan proceeds were used primarily for specified renovations and repairs to the shopping center. The second lien mortgage bore interest at 8.5% per annum, required monthly payments of interest only and matured in March 1999. In October 1994, the Company reached agreement with the tenant to finance an additional $1.9 million, the proceeds of which were used

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES PAYABLE (Continued)

in part to repay the first mortgage secured by the property described above. At funding of the second loan, the two loans were combined and the first loan restructured. The combined mortgage bears interest at 12% per annum, requires monthly payments of interest only of $32,500 and matures September 30, 1995.

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

In September 1994, the Company obtained first mortgage financing of $1.0 million secured by the previously unencumbered South Cochran Apartments in Los Angeles, California. The mortgage bears interest at a variable rate of 4 1/2% above the Eleventh District monthly weighted average cost of funds of rate, currently 10% per annum, requires monthly payments of principal and interest and matures October 1, 2004. The mortgage is guaranteed by the Company.

NOTE 6.   EXTRAORDINARY GAIN

In August 1994, the Company recognized an extraordinary gain of $1.2 million on the conveyance of it's limited partner interest in One Penn Square to the lender on a mortgage secured by the property, in satisfaction of all claims against the Company. See "NOTE 4. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES".

NOTE 7.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 8.   SUBSEQUENT EVENTS

In October 1994, the Company purchased Corporate Pointe at Westfields, a 70,000 square foot office building located in Chantilly, Virginia for $4.0 million, consisting of $1.0 million in cash and new mortgage financing of $3.0 million. The mortgage bears interest at 10.09% per annum, requires monthly payments of principal and interest of $29,052 and matures September 30, 1999. The Company paid a real estate brokerage commission of $139,000 to Carmel Realty and $40,000 to BCM based on the $4.0 million purchase price. Concurrently, the Company also purchased from an affiliate of the seller the third of the Corporate Center at Beaumeade industrial facilities. See NOTE 2. "REAL ESTATE".

In November 1994, the Company purchased the Summerfield Apartments, a 224 unit apartment complex in Orlando, Florida, for $5.6 million, consisting of $800,000 in cash and assumption of existing mortgage debt of $4.8 million. The mortgage bears interest at a variable rate based on the LIBOR six month rate plus 4.10%, currently 10.25% per annum, requires monthly payments of principal and interest of $43,240 and matures March 1, 2024. The Company paid a real estate brokerage commission of $182,000 to Carmel Realty and $56,000 to BCM based on the $5.6 million purchase price.

Also in November 1994, the Company purchased the Hartford Building, a 174,227 square foot office building in Dallas, Texas, for $3.0 million, consisting of $700,000 in cash and seller provided financing of $2.3 million. The mortgage bears interest at 7% per annum in the first year, increasing to 8% per annum in the second year and thereafter. The mortgage requires monthly payments of principal and interest and matures October 31, 1999. The Company guaranteed the first $450,000 of the principal balance. The Company paid a real estate brokerage commission of $110,000 to Carmel Realty and an acquisition commission of $30,000 to BCM, based on the $3.0 million purchase price.

                        ________________________________


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.8 million at September 30, 1994 compared with $5.9 million at December 31, 1993. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property and mortgage note sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations and property maintenance and improvements.

In February 1994, the Company sold all of its Maumelle, Arkansas, residential and commercial subdivisions, retaining 114 residential lots, for $8.4 million. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. Through September 1994, the Company has sold or otherwise disposed of 44 of its remaining residential lots for $101,000 in cash.

In March 1994, the Company sold its 50% general partnership interests in Pilgrim Village Associates and Pilgrim Village Associates II general partnerships which own the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan, to the co- general partner for $2.6 million in cash.

In February 1994, the Company modified and extended the first lien mortgage debt secured by the Northtown Mall in Dallas, Texas, which required a principal paydown of $200,000. In March 1994, the Company entered into a loan commitment with a tenant, providing for a loan to the Company of $1.4 million secured by a second lien on the shopping center. In October 1994, the Company reached an agreement with the second lienholder to refinance the first lien debt in the amount of $1.9 million. The Company paid an additional $400,000 to the first lienholder to retire such debt.

In April 1994, the Company refinanced the mortgage debt secured by the Heritage Apartments in Tulsa, Oklahoma. The Company received net cash of $1.2 million after the payoff of the existing mortgage debt of $650,000 and funding of required repair and tax escrows and payment of various closing costs associated with the financing.

Also in April 1994, the Company purchased the Corporate Center at Beaumeade I and II in Ashburn, Virginia for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)


In July and August 1994, the Company received $120,000 and $105,000, respectively, from the payoff of two notes receivable at their maturities.

In July 1994, the Company refinanced the mortgage debt secured by the Waterstreet Office Building in Boulder, Colorado in the amount of $8.6 million. The Company received net cash of $1.4 million after the payoff of $6.8 million in existing mortgage debt and funding required tenant improvement escrows.

In August 1994, the Company paid $575,000 and transferred its limited partner interest in One Penn Square Associates Limited Partnership to the lender on the mortgage secured by the One East Penn Square Office Building in Philadelphia, Pennsylvania, which was owned by the partnership in settlement of all of the lender's claims against the Company.

In September 1994, the Company sold the Cedar Creek Apartments in Charlotte, North Carolina, for $10.1 million receiving cash of $2.2 million after payoff of the first lien mortgage of $7.7 million and funding a $250,000 escrow for correction of a zoning violation.

Also in September 1994, the Company obtained first mortgage financing of $1.0 million secured by the previously unencumbered South Cochran Apartments in Los Angeles, California.

In October 1994, the Company purchased Corporate Center at Beaumeade III in Ashburn, Virginia for $2.7 million, consisting of $600,000 in cash and new mortgage financing of $2.1 million.

Also in October 1994, the Company purchased Corporate Point at Westfield in Chantilly, Virginia for $4.0 million, consisting of $1.0 million in cash and new mortgage financing of $3.0 million.

In November 1994, the Company purchased the Summerfield Apartments in Orlando, Florida for $5.6 million, consisting of $800,000 in cash and assumption of existing mortgage debt of $4.8 million.

Also in November 1994, the Company purchased the Hartford Building in Dallas, Texas for $3.0 million, consisting of $700,000 in cash and seller provided financing of $2.3 million.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through October 28, 1994, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

The Company's net loss for the nine months ended September 30, 1994 was $1.7 million as compared to a net loss of $6.7 million in the corresponding period in 1993. The Company's net income for the three months ended September 30, 1994 was $944,000 as compared to a net loss of $2.2 million in the corresponding period in 1993. The Company's net income for the three months ended September 30, 1994 is due to the gain on the sale of real estate of $2.2 million and the extraordinary gain of $1.2 million, both of which are more fully described below. Fluctuations in the other major components of the Company's revenues and expenses between the 1993 and 1994 periods are also described below.

Net rental income (rental income less property operating expenses) was $2.5 million and $6.1 million for the three and nine months ended September 30, 1994 compared to $1.5 million and $5.1 million for the corresponding periods in 1993. The increase for the three and nine months of 1994 is attributable to net rental income of $501,000 and $1.3 million, respectively, from properties acquired subsequent to the third quarter of 1993 and increase of $377,000 and $388,000, respectively, due to increased rental revenue and decreased property operating expenses at several of the Company's residential and commercial properties. The nine months increase being partially offset by a decrease of $882,000 due to a lease buyout at the Northtown Mall in the second quarter of 1994.

Although performing receivables have increased by one-third, the note responsible for this increase is accounted for under the cost recovery method and as such, no income is recognized pending a portion of principal collections. See NOTE 2. "REAL ESTATE". Accordingly, interest income for the three months ended September 30, 1994 was $353,000 compared to $337,000 in the same period in 1993. The increase is attributable to the loans acquired in 1993. Interest income decreased to $1.2 million in the nine months ended September 30, 1994 compared to $1.3 million in the same period in 1993.

Equity in (losses) of investees was a loss of $66,000 and $77,000 for the three and nine months ended September 30, 1994 compared to a loss of $15,000 and $528,000 for the corresponding periods in 1993. The decrease in equity losses for the nine months ended September 30, 1994 is due primarily to the Company ceasing to record equity losses on the One East Penn partnership. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

Interest expense for the three months ended September 30, 1994 was $2.8 million as compared to $2.1 million for the corresponding period in 1993. This increase is attributable to properties acquired and property refinancings subsequent to September 30, 1993. This increase is partially offset by a decrease of $260,000 attributable to loans paid off or modified during 1993. Interest expense increased to $7.7 million in the nine months ended
September 30, 1994 compared to $6.4 million in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the same period in 1993. The increase for the nine months is generally attributable to the same factors as the increase for the three months ended September 30, 1994.

Depreciation expense increased to $1.5 million and $4.5 million in the three and nine months ended September 30, 1994 as compared to $1.4 million and $4.0 million in the corresponding periods in 1993. These increases are attributable to properties acquired by the Company subsequent to September 30, 1993.

The Company recorded a provision for losses of $142,000 and $873,000 in the three and nine months ended September 30, 1993. The 1993 provision for losses includes $731,000 to reduce the carrying value of a property held for sale to its estimated fair value. No such provision was required in 1994.

The advisory fee increased to $438,000 and $1.3 million in the three and nine months ended September 30, 1994 as compared to $386,000 and $1.2 million in the corresponding periods in 1993. The increase is due to the increase in the Company's gross assets, the basis for such fee. The advisory fee is expected to continue to increase as the Company makes additional property acquisitions.

General and administrative expenses decreased to $402,000 and $1.3 million for the three and nine months ended September 30, 1994 compared to $454,000 and $1.6 million in the corresponding periods in 1993. The decrease is primarily attributable to decreased legal fees.

For the three and nine months ended September 30, 1994, the Company recognized a gain of $2.1 million on the sale of Cedar Creek Apartments, and an extraordinary gain of $1.2 million on the disposition of a limited partnership interest. See NOTE 2. "REAL ESTATE" and NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES". In the first quarter of 1994, the Company recognized a gain of $2.5 million on the sale of its interest in two partnerships. See NOTE
4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES." In the three and nine months ended September 30, 1993, the Company recognized an extraordinary gain of $1.0 million as a result of the forgiveness of debt related to the Fountain Village mortgage modification.

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

Recent Accounting Pronouncement

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is collateral dependent, on the fair value of the collateral. In October

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No. 114. SFAS No. 118 eliminates the income recognition provision of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Company's interest income recognition policy but may require the classification of otherwise performing loans as impaired.

                       __________________________________


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

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settles subsequent claims of breaches of the settlement agreement which were asserted by the plaintiffs and modifies certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. At a hearing held on November 1, 1994, the court indicated that it would enter a judgment approving the Modification. The Modification shall become effective at such time as the court's judgment becomes final.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


Exhibit
Number                                    Description
- - - -------            ---------------------------------------------------------
 27.0              Financial Data Schedule



(b)     Reports on Form 8-K as follows:


          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRANSCONTINENTAL REALTY
                                        INVESTORS, INC.





Date:   November 14, 1994               By:  /s/ Oscar W. Cashwell
                                            Oscar W. Cashwell
                                            President





Date:   November 14, 1994               By:  /s/ Hamilton P. Schrauff
                                            Hamilton P. Schrauff
                                            Executive Vice President and
                                            Chief Financial Officer

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the quarter ended September 30, 1994





Exhibit                                                            Page
Number                         Description                        Number
- - - -------     ---------------------------------------------------   ------
  27.0      Financial Data Schedule                                 22