Form 10-K405
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1995-03-29
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994

                         Commission File Number 0-13291

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                   94-6565852
-------------------------------                                 --------------------
(State or Other Jurisdiction of                                  (I.R.S. Employer
 Incorporation or Organization)                                  Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas               75231
--------------------------------------------------------            ----------
       (Address of Principal Executive Offices)                     (Zip Code)


                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                       Name of each exchange on
     Title of each class                                                   which registered
------------------------------                                       ----------------------------
Common Stock, $.01 par value                                         New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes X   No
                                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1995, the Registrant had 2,674,850 shares of Common Stock outstanding. Of the total shares outstanding 1,779,178 were held by other than those who may be deemed to be affiliates, for an aggregate value of $26,687,670 based on the last trade as reported on the New York Stock Exchange on March 17, 1995. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                     PART I
                                     ------

                                                                     Page
                                                                     ----
Item 1.     Business.............................................        3

Item 2.     Properties...........................................        7

Item 3.     Legal Proceedings....................................       23

Item 4.     Submission of Matters to a Vote of Security
               Holders...........................................       25


                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters...............................       26

Item 6.     Selected Financial Data..............................       28

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............       29

Item 8.     Financial Statements and Supplementary Data..........       36

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............       78


                                    PART III
                                    --------

Item 10.    Directors, Executive Officers and Advisor of the
               Registrant........................................       78


Item 11.    Executive Compensation...............................       91

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management........................................       94

Item 13.    Certain Relationships and Related Transactions.......       95


                                   PART IV
                                   -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K.................       98

Signature Page...................................................      101

                                     PART I


ITEM 1.  BUSINESS

Transcontinental Realty Investors, Inc. (the "Company" or the "Registrant"), a Nevada corporation, was formed December 20, 1991 and on March 24, 1992 merged with and succeeded Transcontinental Realty Investors, Inc., a Delaware corporation, which was formed May 24, 1990 and which on August 18, 1990, merged with and succeeded Transcontinental Realty Investors, a California business trust, which was organized on September 6, 1983. The Company has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company has, in the opinion of the Company's management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1982.

The Company's real estate at December 31, 1994 consisted of 40 properties held for investment, nine partnership properties and seven properties held for sale which were primarily obtained through foreclosure. Six of the properties held for investment were acquired during 1994. The Company's mortgage notes receivable portfolio at December 31, 1994 consisted of 38 mortgage loans.
Two of the mortgage loans were originated during 1994. In addition, the Company has an interest in a partnership which holds two wraparound mortgage loans.
The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Business Plan and Investment Policy

The Company's primary business and only industry segment is investing in equity interests in real estate through direct acquisitions, partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. The Company's real estate is located throughout the continental United States. Information regarding the real estate and mortgage notes receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES", and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

The Company's business is not seasonal. The Company has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new investments, the Company's plan of operation is to consider all types of real estate, but in keeping with its current focus, primarily commercial properties including office buildings, industrial facilities and shopping centers. In making any new investments, emphasis will be on acquiring properties generating current cash flow. As it has done in the past, the Company will then invest in and improve these assets to maximize both their immediate and longer term value.

The Company's operating strategy with regard to already owned properties is to maximize each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, the Company's management believes that such expenditures are necessary to maintain or enhance the value of the Company's properties.

With respect to properties acquired through foreclosure and held for sale, the Company intends to enhance the value of such properties through property renovations and, if possible, to finance or refinance such properties and to sell such properties to third parties, retaining an equity participation where possible, as additional consideration for providing purchase money financing. The Company's management is also seeking opportunities to sell other of its properties to take advantage of mature and/or stabilized real estate markets.

The Company has determined that it will no longer seek to fund or acquire new mortgage loans, other than those which it may originate in conjunction with providing purchase money financing of a property sale. The Company does intend, however, to service and hold for investment the mortgage notes currently in its portfolio. The Company also intends to pursue its rights vigorously with respect to mortgage notes that are in default. The Company's Articles of Incorporation impose no limitations on the Company's investment policy with respect to mortgage notes and do not prohibit the Company from investing more than a specified percentage of its assets in any one mortgage note.

The Company's Board of Directors currently intends to continue its policy of prohibiting the Company from incurring aggregate secured and unsecured indebtedness in excess of 300% of the Company's net asset value (defined as the book value of all assets of the Company minus all of its liabilities); however, the Board of Directors may alter such policy at any time.

Management of the Company

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Company's Board of Directors. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Company. The Advisor also serves as a consultant in connection with the Company's business plan and investment decisions made by the Company's Board of Directors.

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Director of the Company until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until

September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement with the Company was approved by the Company's stockholders at the Company's annual meeting of stockholders held on March 7, 1995. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Trust ("IORT"). The Directors of the Company are also trustees of CMET and IORT and the officers of the Company are also officers of CMET and IORT. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Oscar W. Cashwell, President of the Company, also serves as President of BCM, CMET and IORT, as a director of ART and as the President and a director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Company, other than Mr. Cashwell, are also officers of ART. As of March 17, 1995, the Company owned approximately 22% of IORT's shares of beneficial interest and ART owned approximately 26% of the outstanding shares of the Company's Common Stock and approximately 22% of IORT's outstanding shares of beneficial interest.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and the commercial properties owned by a real estate partnership in which the Company and IORT are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a non- exclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

The Company has no employees. Employees of the Advisor render services to the Company.

Competition

The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Company's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Company's properties are also competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities also attempting to sell their properties and governmental agencies and financial institutions whose assets are located in areas in which the Company's properties are located, and are seeking to liquidate foreclosed properties.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", the officers and Directors of the Company also serve as officers or trustees or directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. The Company's Directors, officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors or trustees and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

In addition, as also described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in purchasing, selling, leasing and financing real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Company's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new equity investments are concentrated in any particular region, the advantages of geographic diversification may be mitigated.

ITEM 2.  PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1994, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

The Company's real estate portfolio consists of properties held for investment, investments in real estate entities and properties held for sale, primarily obtained through foreclosure of the collateral securing mortgage notes receivable. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Company's real estate and further summary information with respect to the Company's properties held for investment, properties held for sale and investments in real estate entities.

At December 31, 1994, none of the Company's properties, mortgage notes receivable or investments in real estate entities exceeded 10% or more of the Company's total assets. At December 31, 1994, 86% of the Company's assets consisted of properties held for investment, 3% consisted of properties held for sale, 5% consisted of mortgage notes and interest receivable and 3% consisted of investments in real estate entities. The remaining 3% of the Company's assets at December 31, 1994 were invested in cash, cash equivalents and other assets. It should be noted, however, that the percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

The Company's real estate is geographically diverse.   At December 31, 1994,
the Company held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties are concentrated in the Southeast and Southwest, as shown more specifically in the table under "Real Estate" below. At December 31, 1994, the Company held mortgage notes receivable secured by real estate located in each of the geographic regions, other than the Mountain and Pacific regions, of the continental United States, with a concentration in the Southeast, as shown more specifically in the table under "Mortgage Loans" below.

To continue to qualify for federal taxation as a REIT under the Internal Revenue Code of 1986, as amended, the Company is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Geographic Regions

The Company has divided the continental United States into the following six geographic regions.

    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company owns 1 apartment and 1 commercial property in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. This Company owns 3 apartments and 10 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company owns 5 apartments and 11 commercial properties in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company owns 1 apartment and 3 commercial properties in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company owns 1 commercial property in this region.

    Pacific region comprised of the states of California, Oregon and Washington. The Company owns 1 apartment, 1 hotel and 3 commercial properties in this region.

Excluded from the above are six parcels of unimproved land as described below.

Real Estate

At December 31, 1994, over ninety percent of the Company's assets were invested in real estate. The Company invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in real estate entities and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

Types of Real Estate Investments. The Company's real estate consists of commercial properties (office buildings, industrial facilities and shopping centers) and apartments or similar properties having established income-producing capabilities. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

Although the Company has typically invested in developed real estate, and has no current intentions to do otherwise, the Company may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Company's Board of Directors). To the extent that the Company invests in construction and development projects, the Company would be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

At December 31, 1994, the Company had no properties on which significant capital improvements were in process.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region of the Company's real estate (other than a hotel in the Pacific region and land included in "Properties Held for Sale") at December 31, 1994.

                                                                    Commercial
      Region                          Apartments                    Properties
     ---------                        ----------                    ----------
     Pacific.........................          3%                           7%
     Midwest.........................          6                            8
     Northeast.......................         13                            2
     Southwest.......................         43                           48
     Southeast.......................         35                           33
     Mountain........................         -                             2
                                         -------                      -------
                                             100%                         100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Company and does not reflect the value of the Company's investment in each region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of activity in the Company's owned real estate portfolio during 1994 is as follows:

     Owned properties at January 1, 1994......................           43
     Properties acquired through purchase.....................            6
     Properties sold..........................................           (2)
                                                                        ---
     Owned properties at December 31, 1994....................           47
                                                                        ===

Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1994 and 1993:

                                                                           Rent Per
                                                                          Square Foot                Occupancy
                                                           Units/        --------------           ----------------
        Property                  Location            Square Footage      1994    1993             1994      1993
------------------------    --------------------     ----------------    ------  ------           ------    ------
Apartments
----------
Fountain Village         Tucson, AZ                       410 Units/
                                                      363,079 Sq. Ft.    $.64       $ .60          95%        97%
Harper's Ferry           Lafayette, LA                    122 Units/
                                                      112,500 Sq. Ft.     .44         .41          97%        95%
Heritage                 Tulsa, OK                        136 Units/
                                                       92,464 Sq. Ft.     .60         .56          93%        96%
Monterey Bay             St. Petersburg, FL               368 Units/
                                                      310,494 Sq. Ft.     .52         .51          89%        88%
Park Forest              Dearborn Heights, MI         144 Units/
                                                      124,992 Sq. Ft.     .73         .66          97%        92%
South Cochran            Los Angeles, CA                   64 Units/
                                                       43,100 Sq. Ft.     .93         .93          96%        94%
Spa Cove                 Annapolis, MD                    303 Units/
                                                      305,989 Sq. Ft.     .74         .74          96%        97%
Summerchase              Norcross, GA                     240 Units/
                                                      255,520 Sq. Ft.     .64         .61          94%        96%
Summerfield              Orlando, FL                      224 Units/
                                                      203,940 Sq. Ft.     .54          *           82%         *
Summerstone              Houston, TX                      242 Units/
                                                      188,734 Sq. Ft.     .57         .39          95%        85%
Woodland Hills           San Antonio, TX                   96 Units/
                                                       57,800 Sq. Ft.     .59         .54          97%        91%
Industrial Facilities
---------------------
Corporate Center at
 Beaumeade I, II & III   Ashburn, VA                  178,492 Sq. Ft.    5.96          *           71%        *
Denton Drive             Dallas, TX                   123,800 Sq. Ft.    1.34        1.34         100%       100%
Parke Long               Chantilly, VA                222,197 Sq. Ft.    5.55          *           71%        *
Technology Trading
 Center                  Sterling, VA                 199,582 Sq. Ft.    4.69        3.29          74%        74%
Texstar                  Arlington, TX                 97,846 Sq. Ft.    1.86        1.86         100%       100%
Tricon Warehouses        Atlanta, GA                  570,808 Sq. Ft.    3.17        2.84          92%        87%

Office Buildings
----------------
74 New Montgomery        San Francisco, CA            114,952 Sq. Ft.   14.59       15.09          53%        27%
Chesapeake Ridge         San Diego, CA                100,484 Sq. Ft.   12.84       12.48         100%        68%
Corporate Pointe at
 Westfields              Chantilly, VA                 65,918 Sq. Ft.   12.74          *           81%        *
Forum                    Richmond, VA                  80,941 Sq. Ft.   11.46       12.73          86%        75%
Hartford                 Dallas, TX                   174,727 Sq. Ft.    9.64          *           56%        *
Institute Place Lofts    Chicago, IL                  142,215 Sq. Ft.   12.49       12.25          70%        70%
Latham Square            Oakland, CA                  125,948 Sq. Ft.    9.18        9.14          77%        86%
North Central Plaza
 One                     Dallas, TX                   198,061 Sq. Ft.   10.12          *           94%        *
One Steeplechase         Sterling, VA                 103,376 Sq. Ft.   13.91       13.50         100%       100%
Plaza                    St. Petersburg, FL           188,218 Sq. Ft.   11.85       11.70          75%        58%
Republic Towers I,
 II & III                Dallas, TX                 1,324,624 Sq. Ft.    8.84       10.50          17%        13%
Town and Country         Houston, TX                   64,089 Sq. Ft.    3.69        3.78          76%        76%
Venture Center           Atlanta, GA                   38,271 Sq. Ft.   11.65       11.29         100%        86%
Waterstreet              Boulder, CO                  106,211 Sq. Ft.   14.30       14.26          98%        90%

                                                                               Rent Per
                                                                             Square Foot            Occupancy
                                                                           ---------------       --------------
        Property                Location             Square Footage         1994      1993        1994      1993
------------------------  --------------------      ----------------       ------    ------      ------    ------
Shopping Centers
----------------
Dunes Plaza               Michigan City, IN           223,938 Sq. Ft.   $  4.31     $ 4.05         77%        87%
Fiesta Mart               San Angelo, TX               29,000 Sq. Ft.      2.62       2.58        100%       100%
Heritage                  Tulsa, OK                    16,446 Sq. Ft.      6.84       6.29         93%        83%
Northtown Mall            Dallas, TX                  354,174 Sq. Ft.      3.07       3.05         83%        85%
Parkway Center            Dallas, TX                   28,228 Sq. Ft.     11.09      10.91         95%        84%
President's Square        San Antonio, TX              46,509 Sq. Ft.      6.99       6.79         89%        71%
Sadler Square             Amelia Island, FL            73,396 Sq. Ft.      5.90       5.89         96%        96%
Shaw Plaza                Sharon, MA                  103,482 Sq. Ft.      5.80       5.69         85%        88%
Sheboygan                 Sheboygan, WI                74,532 Sq. Ft.      1.99       1.99        100%       100%

---------------------------------

* Property was acquired in 1994.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In January 1994, the mortgage secured by the Northtown Mall, a shopping center in Dallas, Texas, matured. In February 1994, the Company reached an agreement with the lender to modify and extend the mortgage, with the Company making a principal paydown of $200,000. The modified mortgage required an additional principal payment of $200,000 in July 1994 which the Company did not make until October 1994, when the Company repaid the loan in full from the proceeds of the new financing described below.

In March 1994, the Company borrowed $1.4 million from a Northtown Mall tenant, secured by a second lien on the shopping center. The loan proceeds were used primarily for specified renovations and repairs to the shopping center. The second lien mortgage bore interest at 8.5% per annum, required monthly payments of interest only and matured in March 1999. In October 1994, the tenant loaned the Company an additional $1.9 million, the proceeds of which were used in part to repay the first mortgage secured by the property described above. At funding of the second loan, the two loans were combined into a new first mortgage. The new first mortgage, in the amount of $3.3 million, bears interest at 12% per annum, requires monthly payments of interest only of $32,500 and matures October 31, 1995.

In April 1994, the Company purchased the Corporate Center at Beaumeade I and II, a two building, 99,083 square foot industrial facility in Ashburn, Virginia, for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million. The mortgage bears interest at 9.28% per annum, requires monthly payments of principal and interest of $22,132 and matures on April 30, 1999. The Company paid a real estate brokerage commission of $119,000 to Carmel Realty and an acquisition fee of $33,000 to BCM based on the $3.3 million purchase price. In October 1994, the Company purchased the third building in the center, a 79,409 square foot industrial facility for $2.7 million, consisting of $600,000 in cash and new mortgage financing of $2.1 million. The mortgage bears interest at 10.09% per annum, requires monthly payments of principal and interest of $19,693 and matures on September 30, 1999. The Company paid a real estate brokerage commission of $100,000 to Carmel Realty and an acquisition fee of $27,000 to BCM based on the $2.7 million purchase price.

Also in April 1994, the Company refinanced the mortgage debt secured by the Heritage Apartments in Tulsa, Oklahoma, in the amount of $2.1 million. The Company received net cash of $1.2 million after the payoff of $650,000 in existing mortgage debt that was scheduled to mature in December 1994. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.25% per annum, requires monthly payments of principal and interest of $16,978 and matures May 1, 2001. The Company paid a mortgage brokerage and equity refinancing fee of $21,000 to BCM based on the $2.1 million refinancing.

In June 1994, the Company purchased the Parke Long Industrial Buildings, a four building, 222,197 square foot office/industrial facility in Chantilly, Virginia, for $8.8 million, consisting of $900,000 in cash and $7.9 million in seller provided mortgage financing. The mortgage bears interest at 6.0% per annum in the first two years, increasing to 7.0% per annum in the third year, 8.0% per annum in the fifth year and 9.0% in the ninth year. The mortgage requires monthly payments of interest only in the first two years and monthly payments of principal and interest thereafter, and matures in June 2006. The Company paid a real estate brokerage commission of $246,000 to Carmel Realty and an acquisition fee of $88,000 to BCM, based on the $8.8 million purchase price.

In July 1994, the Company refinanced the mortgage debt secured by the Waterstreet Office Building in Boulder, Colorado in the amount of $8.6 million. The Company received net cash of $1.4 million after the payoff of $6.8 million in existing mortgage debt that was scheduled to mature in December 1996. The remainder of the refinancing proceeds were used to fund required tenant improvement escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.99% per annum, requires monthly payments of principal and interest of $82,935 and matures July 31, 1999. The Company guaranteed repayment of the new mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $86,000 to BCM based on the $8.6 million refinancing.

In September 1994, the Company obtained mortgage financing of $1.0 million secured by the previously unencumbered South Cochran Apartments in Los Angeles, California. The mortgage bears interest at a variable rate of 4.5% above the Eleventh District monthly weighted average cost of funds, currently 10% per annum, requires monthly payments of principal and interest and matures October 1, 2004. The Company guaranteed repayment of the mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $10,000 to BCM based on the $1.0 million financing.

Also in September 1994, the Company sold the Cedar Creek Apartments, a 260 unit apartment complex in Charlotte, North Carolina, for $10.1 million, receiving net cash of $2.2 million after paying off of the first mortgage of $7.7 million and funding a $250,000 escrow for correction of a zoning infraction, which was released to the Company in December 1994. The Company recognized a gain on the sale of $2.2 million. The Company paid a real estate sales commission of $272,000 to Carmel Realty based on the $10.1 million sales price.

In October 1994, the Company purchased Corporate Pointe at Westfields, a 65,918 square foot office building located in Chantilly, Virginia for $4.0 million, consisting of $1.0 million in cash and new mortgage financing of $3.0 million. The mortgage bears interest at 10.09% per annum, requires monthly payments of principal and interest of $29,052 and matures September 30, 1999. The Company guaranteed 10% of the mortgage's principal balance. The Company paid a real estate brokerage commission of $139,000 to Carmel Realty and an acquisition fee of $40,000 to BCM based on the $4.0 million purchase price. Concurrently, the Company also purchased from an affiliate of the seller the third of the Corporate Center at Beaumeade industrial facilities, as described above.

In November 1994, the Company purchased the Summerfield Apartments, a 224 unit apartment complex in Orlando, Florida, for $5.6 million, consisting of $800,000 in cash and assumption of existing mortgage debt of $4.8 million. The mortgage bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") six month rate plus 4.10%, with a ceiling of 10.25% currently 10.25% per annum, requires monthly payments of principal and interest of $43,240 and matures March 1, 2024. The Company paid a real estate brokerage commission of $182,000 to Carmel Realty and an acquisition fee of $56,000 to BCM based on the $5.6 million purchase price.

Also in November 1994, the Company purchased the Hartford Building, a 174,727 square foot office building in Dallas, Texas, for $3.0 million, consisting of $700,000 in cash and seller provided mortgage financing of $2.3 million. The mortgage bears interest at 7% per annum in the first year, increasing to 8% per annum in the second year and 9% per annum thereafter. The mortgage requires monthly payments of principal and interest and matures December 31, 1999. The Company guaranteed repayment of the first $450,000 of the mortgage. The Company paid a real estate brokerage commission of $110,000 to Carmel Realty and an acquisition fee of $30,000 to BCM, based on the $3.0 million purchase price.

In December 1994, NCPO Texas, Ltd., a Texas limited partnership, purchased the North Central Plaza One Building, a 198,061 square foot office building in Dallas, Texas for $12.4 million, consisting of $4.2 million in cash and new mortgage financing of $8.2 million. The mortgage bears interest at 8.625% per annum, requires monthly payments of principal and interest of $68,994 and matures January 31, 2017. The lender may call the note on each of February 1, 1998, 2003, 2008 or 2013 upon giving notice to the Company on or before July 1 of the preceding year. The Company paid a real estate brokerage commission of $306,000 to Carmel Realty and an acquisition fee of $124,000 to BCM based on the $12.4 million purchase price.

The Company is the sole limited partner of the partnership with a 97.5% limited partner interest. The general partner of the partnership, with a 2.5% general partner interest, is Ensearch Holding Company, a corporation controlled by an adult son of A. Bob Jordan, a Director of the Company until March 7, 1995. The Company has the option to acquire such general partner interest at any time for one dollar upon obtaining the consent of the lender and a release from the lender of the general partner's loan guarantee. The Company intends to exercise such option. The Partnership is consolidated for financial statement purposes.

Also in December 1994, the Company obtained mortgage financing of $1.8 million secured by the previously unencumbered Harper's Ferry Apartments in Lafayette, Louisiana. The mortgage bears interest at 10.5625% per annum, requires monthly payments of principal and interest of $16,900 and matures December 1, 2001.
The Company paid a mortgage brokerage and equity refinancing fee of $18,400 to BCM based on the $1.8 million financing.

The Company owns Institute Place Lofts, a 142,215 square foot office building in Chicago, Illinois. The Company did not payoff the $6.3 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. For the six months ended June 30, 1994, the property's cash flow of $358,176 was remitted to the lender all of which was
applied to unpaid real estate taxes.   In July 1994, the property was placed in
bankruptcy. In January 1995, the Bankruptcy Court approved a plan of reorganization which provides for a reduction in the mortgage's principal balance to $4.1 million, reduces the pay rate to 6% per annum in the first year, increasing to 10.25% per annum in the fourth year, with interest accruing at 10.25% per annum. In February 1995, the Company funded required escrows of $500,000 to satisfy outstanding real estate taxes and to cover projected negative cash flow of the property. The Company recorded no gain or loss as a result of the debt restructuring.

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, in the amount of $6.2 million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate of 2.75% above the average yield of United States Treasury Securities, currently 6.375%, requires monthly payments of principal and interest and matures April 1, 1998. The Company guaranteed payment of $1.3 million of the mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

Partnership Properties. Set forth below are the properties owned by partnerships which the Company accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1994 and 1993:

                                                                              Rent Per
                                                                            Square Foot             Occupancy
                                                         Units/            --------------        --------------
        Property                Location             Square Footage         1994      1993        1994      1993
------------------------  --------------------      ----------------       ------    ------      ------    ------
Apartments
----------
Inwood Green              Houston, TX                   126 Units/
                                                    105,960 Sq. Ft.        $.43      $.42          91%        94%
Lincoln Court             Dallas, TX                     55 Units/
                                                     40,063 Sq. Ft.         .94       .94          98%        95%
Oaks of Inwood            Houston, TX                   198 Units/
                                                    167,872 Sq. Ft.         .43       .41          90%        87%
Shadow Run                Pinellas Park, FL             276 Units/
                                                    216,400 Sq. Ft.         .68       .67          99%        97%
Twinbrook Village         Rockville, MD                 162 Units/
                                                    146,460 Sq. Ft.         .91       .91          94%        91%
Westgate of Laurel        Laurel, MD                    218 Units/
                                                    201,704 Sq. Ft.         .79       .79          94%        93%

Office Building
---------------
MacArthur Mills           Carrollton, TX             53,472 Sq. Ft.        6.99      9.04          88%        99%

Shopping Centers
----------------
Chelsea Square            Houston, TX                70,275 Sq. Ft.        8.67      8.38          78%        69%
Summit at Bridgewood      Fort Worth, TX             48,696 Sq. Ft.        8.92      9.93          62%        68%

The Company owns a combined 63.7% limited and general partner interest and IORT owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns five properties in Texas: Chelsea Square, a shopping center in Houston, Texas; Summit at Bridgewood, a shopping center in Fort Worth, Texas; MacArthur Mills, an office building in Carrollton, Texas; and two apartment complexes, Oaks of Inwood and Inwood Green, both in Houston, Texas. None of the five properties are subject to mortgage debt. In 1994, the Company received distributions of $446,000 from the partnership. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions."

The Company owned a 55% limited partner interest in One Penn Square Associates Limited Partnership ("One Penn Square"), which was accounted for using the equity method as control of the partnership was maintained by the general partner. In January 1992, the partnership stopped making payments on the first mortgage secured by the One East Penn Square Office Building in Philadelphia, Pennsylvania. An affiliate of the lender owned the remaining 45% limited partner interest. In May 1993, the lender filed a foreclosure action against One Penn Square. On October 6, 1993, the court appointed a receiver for the property. The lender also filed an action against the partnership and the Company to set aside, as a fraudulent conveyance, payments from the partnership to the Company in 1992 and in 1993 of $1.8 million made to repay the Company's mortgage note secured by a second lien on the One East Penn Square Office Building. In April 1994, the Company and the lender reached an agreement which provided that the Company pay $575,000 to the lender and convey the Company's interest in the partnership to the lender. In August 1994, the Company made the required $575,000 payment, conveyed its partnership interest to the lender and the parties executed mutual releases and all litigation between the parties was dismissed. The Company recognized an extraordinary gain of $1.2 million as the carrying value of its investment in the partnership was less than the debt secured by the One Penn Square Office Building due to previously recognized equity losses.

In March 1994, the Company sold its 50% general partner interests in Pilgrim Village Associates and Pilgrim Village Associates II to the co-general partner for $2.6 million in cash. The partnerships owned the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan. The Company recognized a gain of $2.5 million on the sale.

Effective January 1, 1995, the other 50% general partners in both Twinbrook Village Associates, which owns Twinbrook Village Apartments in Rockville, Maryland, and Gate Laurel Associates, which owns the Westgate of Laurel Apartments in Laurel, Maryland, conveyed their interests in the partnerships to the Company in exchange for a release from their general partner liability.

In January 1995, the Company refinanced the mortgage debt secured by the Shadow Run Apartments, an apartment complex located in Pinellas Park, Florida. The new first mortgage of $7.2 million bears interest at 10.21% per annum, requires monthly payments of principal and interest of $64,305 and matures February 1, 2002. The Company used the refinancing proceeds and $300,000 of its cash reserves to pay the existing mortgage of $7.0 million, accrued but unpaid interest, financing fees and real estate taxes. The Company paid a mortgage brokerage and equity refinancing fee of $72,000 to BCM based on the $7.2 million refinancing. The Company has agreed to purchase the remaining general partner interest in Shadow Run Associates, which owns the Shadow Run Apartments, for $50,000 in cash. The purchase is expected to close in April 1995.

Properties Held for Sale. Set forth below are the Company's properties held for sale, primarily obtained through foreclosure.

       Property                              Location                                        Rooms/Acres
----------------------               ------------------------                            ------------------
Hotel
-----
Majestic Inn                         San Francisco, CA                                      60 Rooms
Land
----
Byron                                Greensboro, NC                                        522 Acres
Cheyenne                             Colorado Springs, CO                                    7 Acres
Dunes                                Michigan City, IN                                    14.1 Acres
Fruitland                            Fruitland Park, FL                                   4.66 Acres

Maumelle                             Maumelle, AR                                           70 Lots
Moss Creek                           Greensboro, NC                                        257 Acres

In February 1994, the Company sold 1,406 acres of land in sixteen residential and commercial subdivisions in Maumelle, Arkansas, for $8.4 million, retaining 114 residential lots. The Company received $1.7 million in cash and provided purchase money financing of $6.7 million, as discussed in "Mortgage Loans," below. The Company has recorded this transaction as a cost recovery method sale and accordingly has deferred recognizing a gain on the sale pending collection of the note receivable. The Company paid a real estate brokerage commission of $215,000 to Carmel Realty based on $7.2 million, the sales price of $8.4 million less allowable early payment discounts of $1.2 million. Through December 1994, the Company sold or otherwise disposed of 44 of the retained lots for a total of $101,000 in cash recognizing no gain or loss.

In June 1994, the Company sold the RCA Building, a vacant 100,800 square foot office building in Mt. Laurel, New Jersey, for $100,000. The Company provided purchase money financing for the entire sales price. The Company also received an equity participation in any subsequent appreciation of the building. The Company incurred no loss on the sale beyond the amounts which had been previously provided. See "Mortgage Loans" below.

Mortgage Loans

In addition to investments in real estate, a substantial portion of the Company's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Company expects that the percentage of its assets invested in mortgage notes will decrease, as it has determined that it will no longer seek to fund or acquire new mortgage loans, other than those which it may originate in conjunction with providing purchase money financing of a property sale. The Company does intend, however, to service and hold for investment the mortgage notes currently in its portfolio. The Company's mortgage notes receivable consist of first, wraparound and junior mortgage loans.

Types of Mortgage Activity. In the past the Company has originated its own mortgage loans, as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. The Company is not considering new mortgage lending, except in connection with purchase money financing offered to facilitate the sale of Company owned properties. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes. The Company's investment policy is described in ITEM 1. "BUSINESS - Business Plan and Investment Policy."

Types of Properties Securing Mortgage Notes. The properties securing the Company's mortgage notes receivable portfolio at December 31, 1994, consisted of office buildings, apartments, a single-family residence, a hotel, 1,386 acres of land in sixteen developed residential and commercial subdivisions and three parcels of unimproved land. The Company's Board of Directors may alter the types of properties subject to mortgage loans in which the Company invests without a vote of stockholders. The Company's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

At December 31, 1994, the Company's mortgage notes receivable portfolio included eight mortgage loans with an aggregate outstanding balance of $10.4 million secured by income-producing real estate located throughout the United States, and 30 loans with an aggregate outstanding balance of $8.5 million which are secured by collateral other than income- producing real estate. At December 31, 1994, 5% of the Company's assets were invested in mortgage notes and interest receivable (3% in first mortgage notes, 2% in wraparound mortgage notes and less than 1% in junior and other mortgage notes).

The following table sets forth the percentages (based on the outstanding mortgage note balance) by property type and geographic region, of the properties (other than a hotel, a residence and unimproved land) that serve as collateral for the Company's outstanding mortgage notes receivable at December 31, 1994. See Schedule IV to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Company's mortgage notes receivable portfolio.

                                                        Commercial
       Region                              Apartments   Properties   Total
      ---------                            ----------   ----------  -------
      Midwest......................                  9%        1%        10%

      Northeast....................                 23         -         23

      Southwest....................                  9         -          9

      Southeast....................                 -          58        58
                                           -----------   --------    ------
                                                    41%        59%      100%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1994 is as follows:

     Loans in mortgage notes receivable portfolio
       at January 1, 1994.................................        43
     Loans originated through sales of properties.........         2
     Loans paid in full...................................        (6)
     Loans written off as uncollectible...................        (2)
     Loan modified and split into two notes...............         1
                                                             -------
     Loans in mortgage notes receivable portfolio
       at December 31, 1994...............................        38
                                                             =======

During 1994, the Company provided $6.8 million of purchase money financing in conjunction with property sales. Also during the year, mortgage notes of $249,000 were collected in full and $1.5 million in mortgage principal payments were received.

At December 31, 1994, less than 1% of the Company's assets were invested in mortgage notes secured by non-income-producing real estate, comprised of a note participation secured by 4.8 acres of unimproved land in Naperville, Illinois, a first mortgage note secured by 34,847 square feet of unimproved land in Milwaukee, Wisconsin, sixteen first mortgage notes secured by developed residential lots in Greensboro, North Carolina, a first mortgage note secured by a residence in Phoenix, Arizona, and a first mortgage note secured by 1,386 acres of land in sixteen developed residential and commercial subdivisions in Maumelle, Arkansas.

First Mortgage Loans. The Company has invested in first mortgage notes, with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the Company's general policy was to require that the borrower provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Company may grant to other lenders participations in first mortgage loans originated by the Company.

The following discussion briefly describes the first mortgage loans that the Company originated as well as events that affected previously funded first mortgage loans, during 1994.

In January 1994, the Company instituted foreclosure proceedings on a mortgage note receivable secured by an office building in Madison, Wisconsin. In June 1994, the Company wrote off the debt as uncollectible, the building having been foreclosed upon by the local taxing authority. The Company incurred no loss in excess of the reserve previously established.

As discussed in "Real Estate" above, in February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998, is secured by a first lien on the properties sold and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the purchaser. In December 1994, a residential tract, comprising 20 acres, was sold. The Company received $203,000, the release price for such tract. The borrower did not make the scheduled February 1995 principal and interest payments. The Company has commenced negotiations with the borrower in an effort to correct the default. As negotiations are in a preliminary stage, it is too early to predict their outcome. However, if the Company were to foreclose the collateral securing the note it would not incur a loss as the fair value of the property exceeds the carrying value of the note.

In June 1994, a mortgage note receivable with a principal balance of $2.7 million and secured by the Lincoln Court Apartments, a 53 unit apartment complex in Dallas, Texas, was paid down and modified. The Company received $1.3 million in cash and the remaining note balance of $1.4 million was split into two new notes and subordinated to a new first mortgage secured by the property. The apartment complex is owned by Jor-Trans Investors Limited Partnership ("Jor- Trans"), in which the Company has a 45% general partner interest and a 10% limited partner interest. The Company accounts for its investment in Jor-Trans using the equity method. One new note, in the amount of $600,000, is secured by a second lien mortgage on the property, bears interest at the prime rate plus 1%, requires monthly payments of interest only and matures in June 2004. The second new note in the amount of $769,000, is unsecured, bears interest at the prime rate plus 1%, requires payments of net cash flow from property operations and has no stated maturity date.

Also in June 1994, as discussed in "Real Estate" above, the Company sold the RCA Building located in Mt. Laurel, New Jersey, providing purchase money financing for the entire sales price of $100,000. The note bears interest at 10% per annum and all principal and interest is due at maturity on January 15, 1996. The Company also received an equity participation in any subsequent appreciation of the building.

In July and August 1994, the Company received $120,000 and $105,000, respectively, from the payoff of two notes receivable at their respective maturities.

In June 1991, in an effort to develop a potential source for future financing, the Company entered into an asset sales agreement whereby the Company sold a participation in one of its mortgage notes in the amount of $1.1 million in exchange for the assignment of a first mortgage note for the same amount from an insurance company. In December 1991, the participation in the Company's mortgage note was increased by $181,000. In return, the Company received a participation for a like amount in another first mortgage note (the "loan participation"). In conjunction with these transactions, the Company entered into a put and guaranty agreement whereby, at any time, either party could demand that the seller reacquire any participation or mortgage sold pursuant to the terms of the asset sales agreement for the consideration originally received. Both the mortgage note and the loan participation received by the Company were in default at December 31, 1991. In April 1992, the property securing the first mortgage note in the amount of $1.1 million was deeded to the Company in lieu of foreclosure. In the first quarter of 1992, the Company recorded a provision for losses of $366,000 to reduce the carrying value of the mortgage note to the estimated fair value of the collateral property at the date of foreclosure. In September 1993, the Company sold the collateral property for $850,000, receiving $125,000 in cash and providing purchase money financing of $725,000. The mortgage bears interest at 7.5% per annum, requires monthly payments of principal and interest of $5,069, annual principal reduction payments of $25,000 and matures August 1, 1996. The Company recognized no loss on the note beyond the amount previously provided. In the third quarter of 1992, the Company recorded a provision for losses of $184,000 to fully reserve for the carrying value of the loan participation. In 1993, the Company received payment in full for the mortgage note receivable participation sold, but has not remitted such amount to the insurance company.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the terms of the put and guaranty agreement.

The Company has reached a settlement with the Receiver which was approved by the court on February 15, 1995. Under the terms of the settlement, the Company will retain the assets transferred to it by the insurance company as well as receive from the insurance company the loan participation that the insurance company had received from the Company. In exchange, the Company will pay the insurance company $1.0 million in cash. The asset transfer and the Company's cash payment are anticipated to occur in the second quarter of 1995. The Company will incur no loss on the settlement. The settlement requires the Company to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfer is completed. Interest is payable monthly.

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal balance equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Company's policy was to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans.

The Company did not originate or acquire any wraparound mortgage loans in 1994.

Junior Mortgage Loans.  The Company has invested in junior mortgage loans.
Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Company's Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Company's assets. At December 31, 1994, less than 1% of the Company's assets were invested in junior mortgage loans.

The Company did not originate or acquire any junior mortgage loans in 1994.

Loans Secured by Collateral Other than Real Estate. In June 1992, the Company received ten notes receivable secured by collateral other than real estate in satisfaction of a $622,000 obligation to the Company. At December 31, 1994, eight of the notes with a combined principal balance of $460,000 remained outstanding. The Company's investment policy precludes the origination of loans secured by collateral other than real estate. The following discussion briefly describes events that affected those loans during 1994.

In February 1994, a note receivable with a principal balance of $48,000 and secured by the operations of a fast food restaurant in Wisconsin was modified. The modified note bears interest at 8.0% per annum in the first year, increasing by 0.5% per annum each year thereafter, requires monthly payments of interest only and annual principal payments of $5,000 and matures February 1, 1999. The borrower was unable to pay the principal installment due in December 1994. The Company is evaluating its options regarding this note, but does not anticipate incurring a loss in excess of the reserve previously established.

In September 1994, the Company received $30,000 in settlement of a note receivable with a principal balance of $72,000. The Company recorded no loss on the settlement in excess of the reserve previously established. In October 1994, the Company received payment in full of a third note receivable with a principal balance of $74,000.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Company, together with CMET, IORT and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of such entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, BCM, the Company's advisor, Mr. Phillips and William
S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to CMET, IORT, NIRT and the Company, of which the Company's share is $150,000. The Company received $50,100 in May 1994. The remaining $99,900 is to be paid in 18 monthly installments, which began February 1, 1995.

Under the Modification, the Company, CMET, IORT and NIRT and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORT and NIRT also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, any related party transaction which the Company may enter into prior to April 27, 1999, will require the unanimous approval of the Company's Board of Directors. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification also terminated a number of the provisions under the settlement, including the requirement that the Company, CMET, IORT and NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

Settlement of Southmark Adversary Proceedings

During 1990 and 1991, several adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and Messrs. Phillips and Friedman, SWI, NRLP and ART. The settlement covered all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, ART, SWI, NRLP, CMET, IORT, NIRT, Vinland Property Trust ("VPT") and the Company. The final settlement of such litigation concluded all of the suits in which the Company was a defendant. Pursuant to the settlement agreement, Southmark received a total of $13.2 million from the various settling defendants. The final installment of $1.3 million was paid by the defendants in July 1994.

Under the settlement, the Company acquired four apartment complexes, five mortgage notes, two commercial properties and four parcels of developed land from Southmark and its affiliates. As the purchase price for these assets, the Company paid Southmark $7.4 million which was less than 80 percent of the appraised market value of the assets conveyed to the Company.

In addition to the asset purchase, the Company also paid Southmark $243,095 in complete settlement of the much larger liquidated and unliquidated claims asserted by Southmark against the Company. In addition, CMET, IORT, NIRT and VPT paid Southmark a total of $357,000 to settle all of Southmark's claims against them.

As part of this global settlement, NRLP and ART paid Southmark an aggregate of $4.1 million and Messrs. Phillips and Friedman paid Southmark $1.0 million. ART also transferred to Southmark a 19.2% limited partnership interest in the general partner of NRLP and NOLP.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on March 7, 1995, at which meeting the Company's stockholders were asked to consider and vote upon (i) the election of three Class II Directors of the Company and (ii) the renewal of the Company's advisory agreement with BCM.

At such meeting the Company's stockholders elected the following individuals as Class II Directors of the Company:

                                                                                    Shares Voting
                                                                         -----------------------------------
                                                                                                   Withheld
          Director                                                          For                    Authority
          --------                                                       ---------                 ----------
          Harold Furst, Ph.D.                                            1,862,595                  83,372
          John P. Parsons                                                1,863,069                  82,898
          Ted P. Stokely                                                 1,862,871                  83,071

The Company's Class I and Class III Directors who continued to serve were Martin L. White and Edward G. Zampa, Class I Directors and Geoffrey C. Etnire and Bennett B. Sims, Class III Directors.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(Continued)

Also at such meeting the Company's stockholders approved the renewal of the Company's advisory agreement with BCM through the next annual meeting of stockholders with 1,779,372 votes for the proposal, 95,251 votes against the proposal and 71,344 votes abstaining.

                       _________________________________


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock is traded on the New York Stock Exchange using the symbol "TCI". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

  QUARTER ENDED                                     HIGH           LOW
------------------                                --------       -------
March 31, 1995.................................   $   15 1/4     $  14 5/8
 (through March 17, 1995)

March 31, 1994.................................       14 7/8        12 1/2
June 30, 1994..................................       14 3/4        13 7/8
September 30, 1994.............................       14 7/8        13 7/8
December 31, 1994..............................       15            13 3/4

March 31, 1993.................................        9             6 3/4
June 30, 1993..................................       11 1/8         9
September 30, 1993.............................       15 1/2        10
December 31, 1993..............................       17 7/8        12 1/2

As of March 17, 1995, the closing price of the Company's Common Stock on the New York Stock Exchange was $15.00 per share.

As of March 17, 1995, the Company's Common Stock was held by 8,233 holders of record.

The Company's dividend policy provides for an annual determination of dividends, after the Company's year end. The minimum amount of dividends will be determined by the amount, if any, required to maintain the Company's status as a REIT for federal tax purposes. The Company had a loss for federal tax purposes in 1994, 1993 and 1992, therefore, no dividends were declared or paid in those years.

On December 5, 1989, the Company's Board of Directors approved a program for the Company to repurchase its shares of Common Stock. The Company's Board of Directors has authorized the Company to repurchase a total of 458,000 shares of its Common Stock pursuant to such program. As of

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

March 17, 1995, the Company had repurchased 233,725 shares pursuant to such program at a cost to the Company of $1.7 million. None of such shares were purchased in 1994 or through March 17, 1995.

On March 24, 1989, the Company distributed one share purchase right for each outstanding share of Common Stock. The rights were terminated effective March 24, 1992 upon the Company's Board of Directors having determined that the rights were no longer necessary to protect the Company from coercive tender offers. In connection with this determination, Messrs. Phillips and Friedman and their affiliates agreed not to acquire more than 49% of the outstanding shares of the Company's Common Stock without prior action by the Company's Independent Directors to the effect that they do not object to such increased ownership.

On August 23, 1994, the Company's Board of Directors took action to the effect that in determining total ownership, shares of the Company's Common Stock, if any, owned by Mr. Friedman and his affiliates, are no longer to be included. At March 17, 1995, Mr. Phillips and his affiliates, primarily ART, owned approximately 34% of the outstanding shares of the Company's Common Stock.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.   SELECTED FINANCIAL DATA

                                                       For the Years Ended December 31,
                                                       -----------------------------------
                                      1994             1993              1992            1991           1990
                                   -----------     ------------     --------------   ------------    -----------
                                                    (dollars in thousands, except per share)

EARNINGS DATA
Income  . . . . . . . . . . . .    $  37,893       $  31,980        $   26,353       $   24,608      $   28,826
Expense . . . . . . . . . . . .       47,154          42,168            33,937           42,719          36,183
                                   ---------       ---------        ----------       ----------      ----------

(Loss) before gain on
 sale of partnership
 interests, gain on sale
 of real estate and
 extraordinary gain   . . . . .       (9,261)        (10,188)           (7,584)         (18,111)         (7,357)
Gain on sale of partner-
 ship interests   . . . . . . .        2,514              -                912               -                -
Gain on sale of
 real estate  . . . . . . . . .        2,153              24               476              873               -
Extraordinary gain  . . . . . .        1,189           1,594               440            1,176               -
                                   ---------       ---------        ----------       ----------      ----------
Net (loss)  . . . . . . . . . .    $  (3,405)      $  (8,570)       $   (5,756)      $  (16,062)     $   (7,357)
                                   =========       =========        ==========       ==========      ===========

PER SHARE DATA
(Loss) before gain on
 sale of partnership
 interests, gain on sale
 of real estate and
 extraordinary gain   . . . . .    $   (3.47)      $   (3.79)       $    (2.43)      $    (6.02)     $    (2.33)
Gain on sale of partner-
 ship interests   . . . . . . .          .94               -               .30                -               -
Gain on sale of
 real estate  . . . . . . . . .          .80             .01               .15              .29               -
Extraordinary gain  . . . . . .          .44             .59               .14              .39               -
                                   ---------       ---------        ----------       ----------      -----------
Net (loss)  . . . . . . . . . .    $   (1.29)      $   (3.19)       $    (1.84)      $    (5.34)     $    (2.33)
                                   =========       =========        ==========       ==========      ===========

Dividends per share . . . . . .    $       -       $       -        $        -       $     1.13      $      .72

Weighted average shares
 outstanding  . . . . . . . . .    2,674,850       2,688,888         3,115,455        3,009,116       3,162,789

                                                                   December 31,
                                                       -----------------------------------
                                      1994            1993             1992             1991            1990
                                   -----------     ------------     ----------       ----------      ----------
                                                    (dollars in thousands, except per share)

BALANCE SHEET DATA
Notes and interest
 receivable   . . . . . . . . .    $  12,161       $  13,442        $   18,705       $   59,356      $   65,483
Real estate . . . . . . . . . .      221,818         195,239           161,522          124,905         112,332
Total assets  . . . . . . . . .      247,964         221,095           203,687          184,594         189,009
Notes and interest payable  . .      145,514         116,024            91,276           65,210          52,494
Redeemable common stock . . . .            -               -                 -            3,939           3,939
Stockholders' equity  . . . . .       93,177          96,582           105,625          108,839         125,125

Book value per share  . . . . .    $   34.83       $   36.11        $    38.76       $    38.28     $     43.41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. The Company was organized on September 6, 1983 and commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1994 aggregated $563,000 compared with $5.9 million at December 31, 1993. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property and mortgage note sales, the collection of mortgage notes receivable and borrowings. Cash on hand at December 31, 1994, and cash that will be generated in 1995 from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations coming due in 1995, and property maintenance and improvements, as more fully discussed in the paragraphs below.

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, receiving net cash of $1.1 million from such financing. See NOTE 6. "NOTES AND INTEREST PAYABLE."

In 1994, the Company received cash of $1.8 million from the payoff or collection of mortgage notes receivable. The Company also received $16.0 million from new mortgage financings during 1994. In 1994, the Company expended $9.8 million in cash on real estate acquisitions. The Company also paid $12 million in principal payoffs or paydowns on its mortgage debt.

Principal payments on notes payable of $14.7 million are due in 1995.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," during 1994 the Company funded $4.4 million for operating cash deficits, including tenant improvements of $1.0 million, of the Republic Towers Office Buildings in Dallas, Texas due to minimal occupancy and operating expenses far exceeding rents. The Company expects to fund a like amount for these buildings in 1995.

During 1994, the Company repurchased none of its shares of Common Stock pursuant to a repurchase program originally announced by the Company on December 5, 1989. The Company's Board of Directors has authorized the repurchase of a total of 458,000 shares under such repurchase program of which 224,275 shares remained to be purchased as of March 17, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment held for sale cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties or notes are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage notes receivable is based on management's review and evaluation of the collateral properties securing such notes. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

Results of Operations

1994 compared to 1993. The Company's net loss for 1994 was $3.4 million as compared to a net loss of $8.6 million in 1993. The Company's 1994 net loss includes a gain on the sale of partnership interests of $2.5 million, gain on sale of real estate of $2.2 million and an extraordinary gain of $1.2 million. Included in the Company's 1993 net loss is a gain on sale of real estate of $24,000 and an extraordinary gain of $1.6 million. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) was $9.6 million in 1994 compared to $6.7 million in 1993. Of the increase, $2.3 million is attributable to properties acquired during late 1993 and 1994 and increases of $238,000 and $2.0 million are attributable to increased occupancy and rental rates and decreased operating expenses at several of the Company's apartment complexes and commercial properties, respectively. The increases are partially offset by a decrease of $472,000 attributable to minimal occupancy and high repair and maintenance expenses at the Republic Towers Office Buildings, a decrease of $800,000 attributable to a lease buyout at one of the Company's shopping centers and a decrease of $258,000 due to the sale of the Cedar Creek Apartments in 1994. Net rental income is expected to increase in 1995 due to a full year of operations from properties acquired during 1994.

Interest income decreased to $1.5 million in 1994 compared to $1.9 million in 1993. The decrease is attributable to the payoff or modification of notes receivable during 1994 and 1993. Interest income in 1995 is expected to approximate that of 1994.

Equity in results of operations of investees was a loss of $90,000 in 1994 compared to a loss of $262,000 in 1993. A reduction in equity loss of $444,000 is attributable to the Company ceasing to record equity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

losses on the One Penn Square Associates Limited Partnership ("One Penn Square"). The Company's interest in the partnership was conveyed to the lender on the partnership's office building to settle litigation. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES." This reduction in loss is partially offset by an increase of $251,000 attributable to lower net income of Income Opportunity Realty Trust ("IORT"), a real estate investment trust in which the Company has an approximate 22% interest.

Interest expense increased to $10.6 million in 1994 compared to $8.7 million in 1993. An increase of $2.2 million is attributable to properties acquired or properties upon which debt financing or debt refinancing was obtained during 1993 and 1994. An increase of $232,000 is attributable to increased interest rates on variable rate loans. These increases are partially offset by a decrease of $318,000 attributable to loans paid off and properties sold during 1993 and 1994. Interest expense is expected to increase in 1995 from properties that were either acquired or upon which debt financing or debt refinancing was obtained during 1994.

Depreciation expense increased to $6.1 million in 1994 as compared to $5.4 million in 1993. This increase is attributable to properties acquired by the Company in late 1993 and 1994. Depreciation expense in 1995 is expected to increase again as a full year of depreciation is recognized on properties acquired during 1994.

The Company recorded no provision for losses in 1994 compared to $873,000 in 1993. The 1993 provision for losses includes $731,000 to reduce the carrying value of a property held for sale to its then estimated fair value and $142,000 to record the transfer of a note pool to a third party.

The advisory fee increased to $1.7 million in 1994 as compared to $1.5 million in 1993, such increase is attributable to an increase in the Company's gross assets, the basis for such fee. The advisory fee can be expected to increase if the Company makes additional property purchases.

General and administrative expenses of $1.8 million in 1994 decreased from $2.0 million in 1993. The decrease is primarily related to a decrease in fees related to the Olive Litigation which was settled in 1994. See NOTE 16. "COMMITMENTS AND CONTINGENCIES - Olive Litigation."

In 1994, the Company realized a gain of $2.1 million on the sale of the Cedar Creek Apartments and a gain of $2.5 million on the sale of its interest in two partnerships. In 1993, the Company realized a gain of $24,000 on the sale of its interest in a property which the Company was to have received from Southmark Corporation ("Southmark"). See NOTE 16. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

In 1994, the Company recognized an extraordinary gain of $1.2 million on the conveyance of its limited partner interest in One Penn Square to the lender on the partnership's office building to settle litigation. In 1993, the Company recognized extraordinary gains of $1.1 million as a result of the forgiveness of debt related to the modification of a mortgage and $500,000 as a result of the early payoff of the mortgage secured by the Plaza Office Building in St. Petersburg, Florida.

1993 compared to 1992. The Company's net loss for 1993 was $8.6 million as compared to net loss of $5.8 million in 1992. The Company's 1993 net loss includes a gain on the sale of real estate of $24,000 and an extraordinary gain of $1.6 million. Included in the Company's 1992 net loss is a gain on sale of real estate of $476,000, a gain on sale of partnership interest of $912,000 and an extraordinary gain of $440,000. The primary factors contributing to the Company's net loss are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) was $6.7 million in 1993 compared to $7.5 million in 1992. A decrease in net rental income of $215,000 is attributable to the sale of an apartment complex in May 1992, a decrease of $3.3 million is attributable to the acquisition of the Republic Towers Office Buildings in Dallas, Texas in late 1992, where, due to minimal occupancy, operating expenses exceeded rents. A decrease of $176,000 is due to fluctuations in rental and occupancy rates and in expenses at certain of the Company's properties, primarily in the Pacific and Southeast regions. These decreases were partially offset by an increase of $2.6 million attributable to properties purchased during 1992 and 1993 and an increase of $316,000 due to the settlement of a lawsuit.

Interest income decreased to $1.9 million in 1993 compared to $5.7 million in 1992. A decrease of $3.3 million is attributable to the pay off of the National Operating, L.P. revolving loan commitment in December 1992, and a decrease of $990,000 is attributable to the payoff or sale of other notes receivable during 1992 and 1993. These decreases were partially offset by increases of $778,000 attributable to new loans and loans that returned to a performing status in 1993.

Equity in results of operations of investees was a loss of $262,000 in 1993 compared to a loss of $716,000 in 1992. Of the reduction in equity losses, $223,000 is due to increased income reported by IORT, and $300,000 is due to the consolidation of Institute Place Associates beginning in January 1993.

Interest expense increased to $8.7 million in 1993 compared to $6.7 million in 1992. This increase is attributable to properties acquired during the latter part of 1992 or during 1993. This increase was partially offset by a decrease of $192,000 attributable to the sale of an apartment complex in May 1992 and a decrease of $557,000 attributable to loan modifications and principal reductions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Depreciation expense increased to $5.4 million in 1993 as compared to $4.0 million in 1992. This increase is attributable to properties acquired by the Company in late 1992 and 1993.

The Company recorded a provision for losses of $873,000 in 1993. The 1993 provision for losses includes $731,000 to reduce the carrying value of a property held for sale to its then current estimated fair value and $142,000 to record the transfer of a note pool to a third party in July 1993. The Company recorded a provision for losses of $4.4 million in 1992. The 1992 provision for losses included $2.0 million to reserve against the carrying value of a note receivable secured by a second lien on an office building and $1.4 million to reduce the carrying values of two foreclosed properties to their then estimated fair values. In addition, the Company recorded a provision for losses in the aggregate amount of $573,000 to reduce the carrying value of several of the Company's notes receivable to the estimated fair values of the collateral securing such notes. The Company also recorded a provision for losses of $350,000 to writeoff an uncollectible account receivable.

The advisory fee decreased to $1.5 million in 1993 as compared to $1.6 million in 1992. Such reduction was due to the new advisory fee agreement that became effective December 1, 1992.

General and administrative expenses decreased to $2.0 million in 1993 compared to $3.3 million in 1992. A decrease of $570,000 is attributable to a decrease in professional fees, primarily consultants, a decrease of $499,000 is due to a decrease in legal fees, primarily related to the Olive litigation as discussed in NOTE 16. "COMMITMENTS AND CONTINGENCIES," and a decrease of $159,000 is due to a decrease in franchise and other taxes and fees.

In 1993, the Company recognized extraordinary gains of $1.1 million as a result of the forgiveness of debt related to the modification of a mortgage and $500,000 as a result of the early payoff of the mortgage secured by the Plaza Office Building in St. Petersburg, Florida. The Company recognized an extraordinary gain of $440,000 in 1992 from the acquisition of the mortgage debt secured by its apartment complex in Lafayette, Louisiana, at a discount.

In 1993, the Company realized a gain of $24,000 on the sale of its interest in a property which the Company was to have received from Southmark. See NOTE 16. "COMMITMENTS AND CONTINGENCIES - Settlement of Southmark Adversary Proceedings." In 1992, the Company recognized the previously deferred gain of $955,000 from the sale of four nursing homes in June 1991. The Company had initially recorded this transaction as a cost recovery method sale, however, in March 1992, as a result of a sale of the mortgage notes for $4.0 million in cash and a one year promissory note (which was collected in March 1993), the Company recognized the previously deferred gain on the sale. This gain was offset by a loss of $479,000 attributable to the sale of a foreclosed apartment complex held

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

for sale in May 1992. In addition, the Company recognized a gain of $912,000 on the sale of its 50% general partner interest in a partnership in February 1992.

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

Inflation

The effects of inflation on the Company's operations are not quanti- fiable. Revenues from property operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sale values of properties, and correspondingly, the ultimate realizable value of the Company's real estate and notes receivable portfolios. Inflation also has an effect on the Company's earnings from short-term investments.

Tax Matters

For the years ended December 31, 1994, 1993 and 1992, the Company elected and in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" which amends SFAS No.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Recent Accounting Pronouncements (Continued)

5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminates the income recognition provision of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Company's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Company's interest income recognition policy but may require the classification of otherwise performing loans as impaired.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . .        37

Consolidated Balance Sheets -
    December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38

Consolidated Statements of Operations -
    Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . .        39

Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . .        40

Consolidated Statements of Cash Flows -
    Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . .        41

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .        44

Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . .        70

Schedule IV  - Mortgage Loans on Real Estate  . . . . . . . . . . . . . . . . . . . . . . .        74





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors of
Transcontinental Realty Investors, Inc.



We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                                       BDO SEIDMAN


Dallas, Texas
March 20, 1995

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                        December 31,
                                                                             ---------------------------------
                                                                                  1994                1993
                                                                             --------------       ------------
                                                                                   (dollars in thousands)
                       Assets
                       ------

Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      10,659        $     12,270
 Nonperforming, nonaccruing   . . . . . . . . . . . . . . . . . . . . . .            1,502               1,172
                                                                             -------------        ------------
                                                                                    12,161              13,442
Real estate held for sale, net of accumulated
 depreciation ($514 in 1994 and $641 in 1993)   . . . . . . . . . . . . .            8,373              15,577

Less - allowance for estimated losses . . . . . . . . . . . . . . . . . .             (960)             (5,504)
                                                                             --------------       -------------
                                                                                    19,574              23,515
Real estate held for investment, net of
 accumulated depreciation ($31,035 in 1994 and
 $27,509 in 1993)   . . . . . . . . . . . . . . . . . . . . . . . . . . .          213,445             179,662
Investment in real estate entities  . . . . . . . . . . . . . . . . . . .            8,577               7,127
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .              563               5,902
Other assets (including $212 in 1994 and $117 in
 1993 due from affiliates)  . . . . . . . . . . . . . . . . . . . . . . .            5,805               4,889
                                                                             -------------        ------------
                                                                             $     247,964        $    221,095
                                                                             =============        ============

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable  . . . . . . . . . . . . . . . . . . . . . . .    $     145,514        $    116,024

Other liabilities (including $2,314 in 1994 and $182
 in 1993 due to affiliates)   . . . . . . . . . . . . . . . . . . . . . .            9,273               8,489
                                                                             -------------        ------------
                                                                                   154,787             124,513
Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 2,674,850 shares
 in 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .               27                  27
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,049             219,049
Accumulated distributions in excess of accumulated
 earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (125,899)           (122,494)
                                                                             --------------       -------------
                                                                                    93,177              96,582
                                                                             -------------        ------------
                                                                             $     247,964        $    221,095
                                                                             =============        ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                           1994                1993                    1992
                                                       ------------        ------------            ------------
                                                              (dollars in thousands, except per share)
Income
 Interest (including $27 in 1993
 Rentals  . . . . . . . . . . . . . . . . . . . .     $       36,494       $        30,373        $       21,404
    and $3,385 in 1992 from
    affiliates)   . . . . . . . . . . . . . . . .              1,489                 1,869                 5,665
 Equity in (losses) of real estate
    entities  . . . . . . . . . . . . . . . . . .               (90)                  (262)                 (716)
                                                      --------------       ----------------       ---------------
                                                              37,893                31,980                26,353

Expenses
 Property operations (including
    $1,280 in 1994, $747 in 1993 and
    $323 in 1992 to affiliates)   . . . . . . . .             26,944                23,659                13,865
 Interest (including $2 in 1992
    to affiliates)  . . . . . . . . . . . . . . .             10,642                 8,662                 6,737
 Depreciation   . . . . . . . . . . . . . . . . .              6,095                 5,435                 4,033
 Advisory fees to affiliate   . . . . . . . . . .              1,708                 1,548                 1,607
 General and administrative
    (including $706 in 1994, $856
    in 1993 and $916 in 1992 to
    affiliates)   . . . . . . . . . . . . . . . .              1,765                 1,991                 3,308
 Provision for losses   . . . . . . . . . . . . .                -                     873                 4,387
                                                      --------------       ---------------        --------------
                                                              47,154                42,168                33,937
                                                      --------------       ---------------        --------------

(Loss) before gain on sale of part-
 nership interests, gain on sale of
 real estate and extraordinary gain   . . . . . .             (9,261)              (10,188)               (7,584)
Gain on sale of partnership interests . . . . . .              2,514                   -                     912
Gain on sale of real estate . . . . . . . . . . .              2,153                    24                   476
Extraordinary gain  . . . . . . . . . . . . . . .              1,189                 1,594                   440
                                                      --------------       ---------------        --------------
Net (loss)  . . . . . . . . . . . . . . . . . . .     $       (3,405)      $        (8,570)      $        (5,756)
                                                      ==============       ================       ===============

Earnings per share
(Loss) before gain on sale of part-
 nership interests, gain on sale of
 real estate and extraordinary gain.  . . . . . .     $        (3.47)      $         (3.79)       $        (2.43)
Gain on sale of partnership interests . . . . . .                .94                   -                     .30
Gain on sale of real estate . . . . . . . . . . .                .80                   .01                   .15
Extraordinary gain  . . . . . . . . . . . . . . .                .44                   .59                   .14
                                                      --------------       ---------------        --------------
Net (loss)  . . . . . . . . . . . . . . . . . . .     $        (1.29)      $         (3.19)       $        (1.84)
                                                      ==============       ===============        ==============


Weighted average Common shares used
 in computing earnings per share                           2,674,850             2,688,888             3,115,455
                                                      ==============       ===============        ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   Accumulated
                                                                                  Distributions
                                             Common Stock                          in Excess of
                                      ------------------------     Paid-in         Accumulated      Stockholders'
                                        Shares         Amount      Capital           Earnings          Equity
                                      ----------     ---------    ----------       ------------     -------------
                                                               (dollars in thousands)
Balance, January 1, 1992..  . . .     2,843,250         28         216,979           (108,168)          108,839



Repurchase of Common Stock  . . .      (117,500)        (1)           (658)              -                 (659)


Reclassification of
   redeemable shares of
   Common Stock   . . . . . . . .       140,656          1           3,938               -                3,939


Repurchase of Redeemable
   Common Stock   . . . . . . . .      (140,656)        (1)           (737)              -                 (738)


Shares of Common Stock
   issued   . . . . . . . . . . .       450,000          4              (4)              -                  -

Shares of Common Stock
   canceled   . . . . . . . . . .      (450,000)        (4)              4               -                  -

Net (loss)  . . . . . . . . . . .           -           -              -               (5,756)           (5,756)
                                    -----------       ----       ---------        -----------          --------

Balance, December 31, 1992  . . .     2,725,750         27         219,522           (113,924)          105,625



Repurchase of Common Stock  . . .       (50,900)        -             (473)             -                  (473)


Net (loss)  . . . . . . . . . . .           -           -             -                (8,570)           (8,570)
                                    -----------       ----       --------         -----------          --------


Balance, December 31, 1993  . . .     2,674,850         27         219,049           (122,494)           96,582



Net (loss)  . . . . . . . . . . .           -           -              -               (3,405)           (3,405)
                                    -----------       ----       ---------        -----------          --------


Balance, December 31, 1994  . . .     2,674,850       $ 27       $ 219,049        $  (125,899)       $   93,177
                                    ===========       ====       =========        ===========        ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                           1994                1993                    1992
                                                       ------------        ------------            ------------
                                                              (dollars in thousands, except per share)
Cash Flows from Operating Activities
 Rentals collected  . . . . . . . . . . . . . . . .    $      36,336       $        30,399        $       21,482
 Interest collected (including $27 in
    1993 and $4,950 in 1992 from affiliates)  . . .            1,464                 1,072                 6,210
 Interest paid (including $2 in 1992
    to affiliates)  . . . . . . . . . . . . . . . .           (9,054)               (7,302)               (6,559)
 Payments for property operations
    (including $1,280 in 1994, $714 in 1993
    and $323 in 1992 to affiliates)   . . . . . . .          (27,773)              (21,661)              (12,668)
 Advisory fee paid to affiliate   . . . . . . . . .           (1,733)               (1,536)               (1,556)
 General and administrative expenses paid
    (including $706 in 1994, $856 in 1993
    and $916 in 1992 to affiliates)   . . . . . . .           (2,373)               (3,144)               (3,532)
 Distributions from real estate entities  . . . . .              811                 2,765                 1,838
 Other      . . . . . . . . . . . . . . . . . . . .            1,974                   659                  (635)
                                                       -------------       ---------------        --------------

    Net cash (used in) provided by operating
         activities   . . . . . . . . . . . . . . .             (348)                1,252                 4,580

Cash Flows from Investing Activities
 Funding of notes receivable  . . . . . . . . . . .              -                  (2,525)               (4,634)
 Collections on notes and receivables
    (including $2,784 in 1993 and $21,092 in
    1992 from affiliates)   . . . . . . . . . . . .            1,850                12,010                34,309
 Real estate improvements   . . . . . . . . . . . .           (5,354)               (5,028)               (1,828)
 Proceeds from sale of real estate  . . . . . . . .            3,285                   344                 1,622
 Proceeds from sale of joint venture
    partnership interest  . . . . . . . . . . . . .            2,076                   -                     500
  Acquisition of real estate  . . . . . . . . . . .           (9,790)               (8,690)              (19,555)
 Acquisition of partnership interest  . . . . . . .              -                     -                  (5,365)
 Acquisition of Income Opportunity Realty
    Trust shares of beneficial interest   . . . . .              -                     -                    (896)
 Deposits on pending purchases  . . . . . . . . . .              -                     (50)               (1,545)
 Funding of receivable from affiliate   . . . . . .              -                     -                  (1,990)
 Contributions to real estate entities  . . . . . .             (947)                 (492)                 (870)
 Other      . . . . . . . . . . . . . . . . . . . .              -                     -                      53
                                                       -------------       ---------------        --------------

    Net cash (used in) investing activities   . . .           (8,880)               (4,431)                 (199)


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                           1994                1993                    1992
                                                       ------------        ------------            ------------
                                                              (dollars in thousands, except per share)
Cash Flows from Financing Activities
 Payments on notes payable  . . . . . . . . . . .     $       (2,165)      $         (2,357)      $          (589)
 Payoffs of notes payable   . . . . . . . . . . .             (9,545)                (5,905)               (1,177)
 Proceeds from notes payable  . . . . . . . . . .             15,599                  6,036                  8,001
 Shares of Common Stock repurchased   . . . . . .                -                     (473)                 (659)
 Acquisition of Redeemable Common Stock   . . . .                -                     -                     (738)
                                                      --------------        ---------------        --------------

    Net cash provided by (used in)
         financing activities   . . . . . . . . .              3,889                 (2,699)                4,838
                                                      --------------       ----------------       ---------------


Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . .             (5,339)                (5,878)                9,219

Cash and cash equivalents, beginning of year  . .              5,902                 11,780                 2,561
                                                      --------------       ----------------        --------------

Cash and cash equivalents, end of year  . . . . .     $          563       $          5,902        $       11,780
                                                      ==============       ================        ==============



Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
 Net (loss)   . . . . . . . . . . . . . . . . . .     $       (3,405)      $         (8,570)      $        (5,756)
 Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating
    activities
         Depreciation and amortization  . . . . .              6,343                  5,651                 4,299
         Provision for losses   . . . . . . . . .                 -                     873                 4,387
         Extraordinary gain   . . . . . . . . . .             (1,189)                (1,594)                 (440)
         Equity in losses of real estate
           entities   . . . . . . . . . . . . . .                 90                    262                   716
         Gain on sale of partnership interests.               (2,514)                    -                   (912)
         Gain on sale of real estate  . . . . . .             (2,153)                   (24)                 (476)
         Distributions from real estate
          entities  . . . . . . . . . . . . . . .                811                  2,765                 1,838
         (Increase) decrease in interest
          receivable  . . . . . . . . . . . . . .                213                   (522)                  585
         (Increase) decrease in other assets  . .              1,543                    706                  (252)
         Increase (decrease) in interest payable                 881                    869                  (128)
         Increase (decrease) in other
         liabilities  . . . . . . . . . . . . . .               (968)                   836                   719
                                                      --------------       ----------------        --------------

 Net cash provided by (used in) operating
    activities  . . . . . . . . . . . . . . . . .     $         (348)      $          1,252        $        4,580
                                                      ==============       ================        ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)





                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                    1994                1993                    1992
                                                ------------        ------------            ------------
                                                         (dollars in thousands, except per share)
Schedule of noncash investing and financing
 activities
 Carrying value of real estate acquired
    through foreclosure in satisfaction of
    notes receivable (with carrying values
    of $2,363 in 1993 and $2,696 in 1992)   . . .     $    -         $  2,363        $     2,320

 Notes receivable from sales of real
    estate in 1994 and 1993 and assumption of
    debt by purchaser of real estate in 1992  . .        6,837          1,130              5,767

 Notes payable from acquisition of real
    estate  . . . . . . . . . . . . . . . . . . .       30,936         21,041             22,933

 Receipt of notes receivable in satisfaction
    of accounts receivable of $792  . . . . . . .          -              -                  784

 Carrying value of property acquired through
    assumption of debt of $6,559  . . . . . . . .          -            6,559                -

 Carrying value of loans transferred to
    third party in exchange for assumption of
    related liabilities   . . . . . . . . . . . .          -              422                -

 Transfer of limited partner interest to
    partnership's lender in settlement of
    litigation  . . . . . . . . . . . . . . . . .        1,189            -                  -

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Consolidated Financial Statements of Transcontinental Realty Investors, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Company business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust, Transcontinental Realty Investors, which was organized on September 6, 1983. The Company invests in real estate through direct equity ownership and investments in real estate entities. It also has invested in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of TCI, subsidiaries and partnerships which it controls. All intercompany transactions and balances have been eliminated. Minority interests (which are not significant) are included in other liabilities.

Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Company's estimate of net realizable value of the property or the collateral securing such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral or property value adjusted for costs to complete or improve, hold and dispose.
The cost of funds, one of the criteria used in the calculation of estimated net realizable value (approximately 5.6% and 5.0% as of December 31, 1994 and 1993, respectively) is based on the average cost of all capital. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically, and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increase or decrease such valuation allowance. See "Allowance for estimated losses" above. Properties held for sale are depreciated in accordance with the Company's established depreciation policies. See "Real estate and depreciation" below.

Annually, all foreclosed properties held for sale are reviewed by the Company's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Company management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended; (iv) property improvements have been funded; and (v) the Company's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net (loss).

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except for foreclosed properties held for sale, which are recorded at the lower of original cost or fair value minus estimated costs of sale. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.

Present value discounts/premiums. The Company provides for present value discounts or premiums on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts and premiums by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

Investment in noncontrolled partnerships and equity investees. The Company uses the equity method to account for investments in partnerships which it does not control and for its investment in the shares of

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beneficial interest of Income Opportunity Realty Trust ("IORT"). Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and additional advances and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

Fair value of financial instruments. The Company used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Company's interest in the collateral property was used. For marketable equity securities, fair value was based on the year end closing market price of the security. The estimated fair value presented does not purport to present the amounts to be ultimately realized by the Company. The amounts ultimately realized may vary significantly from the estimated fair value presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                         1994                                   1993
                                           ---------------------------------      --------------------------------
                                              Estimated                            Estimated
                                                Fair                 Book             Fair                 Book
                                                Value               Value             Value               Value
                                           --------------       ------------      -------------      -------------
 Notes receivable
    Performing  . . . . . . . . . . . . .  $       13,285       $     11,583      $     15,974       $     13,441
    Nonperforming, nonaccruing  . . . . .           8,471              7,347               780              1,092
                                           --------------       ------------      ------------       ------------
                                           $       21,756             18,930      $     16,754             14,533
                                           ==============                         ============

 Interest receivable  . . . . . . . . . .                                389                                  176
 Unamortized (discounts)  . . . . . . . .                             (2,210)                              (1,267)
 Deferred gain  . . . . . . . . . . . . .                             (4,948)                                -
                                                                -------------                        ------------
                                                                $     12,161                         $     13,442
                                                                ============                         ============

The Company does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

they become 60 days or more delinquent. For the years 1994, 1993 and 1992, unrecognized interest income on nonperforming notes receivable aggregated $256,371, $423,000 and $1.9 million, respectively.

Notes receivable at December 31, 1994, mature from 1995 through 2016 with interest rates ranging from 3.9% to 13.0%, with a weighted average rate of 7.4%. Premiums/discounts are based on imputed interest rates of 10.0%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $1.6 million are due in 1995.

In February 1994, a note receivable with a principal balance of $48,000 and secured by the operations of a fast food restaurant in Wisconsin was modified. The modified note bears interest at 8.0% per annum in the first year, increasing by 0.5% per annum each year thereafter, requires monthly payments of interest only and annual principal payments of $5,000 and matures February 1, 1999. The borrower was unable to pay the principal installment due in December 1994. The Company is evaluating its options regarding this note, but does not anticipate incurring a loss in excess of the reserve previously established.

In June 1994, a mortgage note receivable with a principal balance of $2.7 million and secured by the Lincoln Apartments, a 53 unit apartment complex in Dallas, Texas, was paid down and modified. The apartment complex is owned by Jor-Trans Investors Limited Partnership ("Jor-Trans"), in which the Company has a 45% general partner interest and a 10% limited partner interest. The Company accounts for its investment in Jor-Trans using the equity method. The Company received $1.3 million in cash and the remaining note balance of $1.4 million was split into two new notes and subordinated to a new first mortgage secured by the property. One new note, in the amount of $600,000, is secured by a second lien mortgage on the property, bears interest at the prime rate plus 1%, requires monthly payments of interest only and matures in June 2004. The second new note in the amount of $769,000, is unsecured, bears interest at the prime rate plus 1%, requires payments of net cash flow from property operations and has no stated maturity date.

Also in June 1994, the Company sold the RCA Building, a vacant 100,800 square foot office building in Mt. Laurel, New Jersey, for $100,000. The Company provided purchase money financing for the entire sales price. The note bears interest at 10% per annum and requires that all principal and interest shall be paid at maturity in January 1996. The Company also received an equity participation in any subsequent appreciation of the building. The Company incurred no loss on the sale beyond the amounts which had been previously provided. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

In July and August 1994, the Company received $120,000 and $105,000, respectively, from the payoff of two notes receivable at their respective maturities.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

In September 1994, the Company received $30,000 in settlement of a note receivable with a principal balance of $72,000. The Company recorded no loss on the settlement in excess of the reserve previously established. In October 1994, the Company received payment in full of a third note receivable with a principal balance of $74,000.

In January 1993, a wraparound mortgage note receivable which was in default at December 31, 1992 was modified. As a result of such modification, the mortgage note receivable balance was increased from $2.7 million to $2.9 million for accrued but unpaid interest. The interest rate was reduced from 9.25% per annum to 7.5% through January 11, 1995 and 10.0% per annum through the new maturity date of January 1, 1998. In addition, the borrower made a principal reduction payment on the underlying note payable which decreased the balance from $1.3 million to $1.1 million at the date of the modification. The interest rate on the underlying note payable was also changed from 1.50% above the prime lending rate to 7.85% per annum, and the maturity date of the note was extended to January 31, 1996. At December 31, 1994, the loan was performing in accordance with its modified terms.

In February 1993, the Company purchased two first lien mortgage notes secured by notes and 1,900 acres of land in improved residential and commercial subdivisions in Maumelle, Arkansas for $2.6 million in cash. The notes, with a principal balance of $7.8 million, were in default at the date of purchase. In May 1993, the Company completed foreclosure proceedings. In July 1993, the Company transferred the notes acquired through the foreclosure proceedings to a third party, in exchange for the assumption of debt secured by the notes. The Company recognized a loss of $421,000 on the transfer, $279,000 of which had previously been provided. See NOTE 3. "REAL ESTATE AND DEPRECIATION," for a discussion of subsequent land sales activity and terms of the purchase money financing provided by the Company in conjunction with the sale.

In March 1993, the Company purchased a wraparound mortgage note secured by a K-Mart in Wake County, North Carolina for $250,000 in cash. The note receivable had a principal balance of $2.5 million at the date of purchase and the underlying debt had a principal balance of $2.2 million at the date of purchase.

On March 1, 1993, the Company received $4.1 million in cash from the pay-off of two notes receivable at their maturity. The Company in turn paid off $3.7 million of indebtedness secured by the two notes.

In September 1993, the Company wrote off as uncollectible a note with a principal balance of $15,000, all of which had been previously provided.

In October 1993, a note receivable with a principal balance of $50,000 and secured by the operations of three fast food restaurants in Wisconsin was modified. The Company received a principal paydown of

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

$13,300 and forgave indebtedness of $18,000, which had been previously provided. The borrower did not make the scheduled principal payment in December 1994. The Company is evaluating its options regarding this note, but does not expect to incur a loss in excess of the reserve previously established.

In December 1993, the Company modified the first mortgage note secured by the 6363 Richmond Building located in Houston, Texas. The note was paid in full at its August 1994 maturity.

In 1992, the Company purchased, from a financial institution, two mortgage notes secured by first liens on an office building and a parcel of undeveloped land and a mortgage note secured by a second lien on three commercial properties for $1.3 million in cash. The $620,000 excess of the purchase price over the fair value of the notes represented additional consideration for the loan the Company received from the same financial institution on the Waterstreet Office Building. Such additional consideration being amortized as additional interest, over the life of the Waterstreet loan. At December 31, 1993, the notes were in default. In January 1994, the Company instituted foreclosure proceedings on the first mortgage note secured by the office building. In June 1994, the Company wrote off the note receivable secured by the office building as uncollectible, the property having been foreclosed upon by the local taxing authority. The Company recognized no loss in excess of the reserve previously established. At December 31, 1994, the remaining two notes with a carrying value of $152,000 were in default and fully reserved.

Two second lien mortgage notes receivable secured by condominium projects in San Francisco, California totaling $3.8 million were not paid at maturity on April 1, 1992. During the second quarter of 1992, the borrower was placed in bankruptcy. In August 1992, a settlement was reached between the Company and the title company, which had issued title insurance policies in conjunction with the loans, under which the title company paid to the Company all past due interest, late charges, attorneys' fees and collection costs. On March 1, 1993, both new notes were paid in full and the original mortgage notes were assigned to the title company.

During 1992, the Company sold four tax-free notes acquired in 1991 for $4.0 million in cash and a $5.0 million promissory note and recognized a previously deferred gain of $955,000 on the sale of four nursing homes in 1991. The Company received a $500,000 principal paydown in 1992 and the remaining balance of $4.5 million was paid in 1993.

In June 1991, in an effort to develop a potential source for future financing, the Company entered into an asset sales agreement whereby the Company sold a participation in one of its mortgage notes in the amount of $1.1 million in exchange for the assignment of a first mortgage note for the same amount from an insurance company. In December 1991, the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

participation in the Company's mortgage note was increased by $181,000. In return, the Company received a participation for a like amount in another first mortgage note (the "loan participation"). In conjunction with these transactions, the Company entered into a put and guaranty agreement whereby, at any time, either party could demand that the seller reacquire any participation or mortgage sold pursuant to the terms of the asset sales agreement for the consideration originally received. Both the mortgage loan and the loan participation received by the Company were in default at December 31, 1991. In April 1992, the property securing the first mortgage note in the amount of $1.1 million was deeded to the Company in lieu of foreclosure. In the first quarter of 1992, the Company recorded a provision for losses of $366,000 to reduce the carrying value of the mortgage note to the estimated fair value of the collateral property at the date of foreclosure. In September 1993, the Company sold the collateral property for $850,000, receiving $125,000 in cash and providing purchase money financing of $725,000. The mortgage bears interest at 7.5% per annum, requires monthly payments of principal and interest of $5,069, annual principal reduction payments of $25,000 and matures August 1, 1996. The Company recognized no loss on the sale beyond the amount previously provided. In the third quarter of 1992, the Company recorded a provision for losses of $184,000 to fully reserve for the carrying value of the loan participation. In 1993, the Company received payment in full for the mortgage note receivable participation sold, but has not remitted such amount to the insurance company.

In March 1992, the insurance company was placed in receivership. In June 1992, the Company provided notice to the insurance company under the terms of the put and guaranty agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the terms of the put and guaranty agreement.

The Company has reached a settlement with the Receiver which was approved by the court on February 15, 1995. Under the terms of the settlement, the Company will retain the assets transferred to it by the insurance company as well as receive from the insurance company the loan participation that the insurance company had received from the Company. In exchange, the Company will pay the insurance company $1.0 million in cash. The asset transfer and the Company's cash payment are anticipated to occur in the second quarter of 1995. The Company will incur no loss on the settlement. The settlement requires the Company to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfer is completed. Interest is payable monthly.

NOTE 3.   REAL ESTATE AND DEPRECIATION

As described in NOTE 2. "NOTES AND INTEREST RECEIVABLE," in May 1993, the Company foreclosed the collateral securing mortgage notes with a principal balance of $7.8 million which the Company had acquired in February 1993 for $2.6 million. The collateral for the mortgage notes

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

was notes and 1,900 acres of land in improved residential and commercial subdivisions in Maumelle, Arkansas. In February 1994, the Company sold 1,406 acres of land in sixteen residential and commercial subdivisions for $8.4 million, retaining 114 residential lots. Through December 1994, the Company has sold or otherwise disposed of 44 of the retained lots for a total of $101,000 in cash recognizing no gain or loss.

The Company received $1.7 million in cash and provided purchase money financing of $6.7 million. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998, is secured by a first lien on the properties sold and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the purchaser. In December 1994, a residential tract, comprising 20 acres, was sold. The Company received $203,000, the release price for such tract. The Company has recorded this transaction as a cost recovery method sale and accordingly has deferred recognizing a gain on the sale pending collection of the note receivable. The borrower did not make the scheduled February 1995 principal and interest payments. The Company has commenced negotiations with the borrower in an effort to correct the default. As negotiations are in a preliminary stage, it is too early to predict their outcome. However, if the Company were to foreclose the collateral securing the note it would not incur a loss as the fair value of the property exceeds the carrying value of the note. The Company has classified the note as nonperforming, nonaccruing in the accompanying December 31, 1994 Consolidated Balance Sheet.

In April 1994, the Company purchased the Corporate Center at Beaumeade I and II, a two building, 99,083 square foot industrial facility in Ashburn, Virginia, for $3.3 million, consisting of $600,000 in cash and new mortgage financing of $2.7 million. The mortgage bears interest at 9.28% per annum, requires monthly payments of principal and interest of $22,132 and matures in April 1999. In October 1994, the Company purchased the third building in the center, a 79,409 square foot industrial facility, for $2.7 million, consisting of $600,000 in cash and new mortgage financing of $2.1 million. The mortgage bears interest at 10.09% per annum, requires monthly payments of principal and interest of $19,693 and matures in September 1999.

In June 1994, the Company purchased the Parke Long Industrial Buildings, a four building, 222,197 square foot office/industrial facility in Chantilly, Virginia, for $8.8 million, consisting of $900,000 in cash and $7.9 million in seller provided mortgage financing. The mortgage bears interest at 6.0% per annum in the first two years, increasing to 7.0% per annum in the third year, 8.0% per annum in the fifth year and 9.0% per annum in the ninth year. The mortgage requires monthly payments of interest only in the first two years and monthly payments of principal and interest thereafter, and matures in June 2006.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

In June 1994, the Company sold the RCA Building, a vacant 100,800 square foot office building, held for sale, in Mt. Laurel, New Jersey. The Company provided purchase money financing for the entire purchase price. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

In September 1994, the Company sold the Cedar Creek Apartments, a 260 unit apartment complex in Charlotte, North Carolina, for $10.1 million, receiving net cash of $2.2 million after paying off the first mortgage of $7.7 million and funding a $250,000 escrow for correction of a zoning infraction, which was released to the Company in December 1994. The Company recognized a gain on the sale of $2.2 million.

In October 1994, the Company purchased Corporate Pointe at Westfields, a 65,918 square foot office building located in Chantilly, Virginia, for $4.0 million, consisting of $1.0 million in cash and new mortgage financing of $3.0 million. The mortgage bears interest at 10.09% per annum, requires monthly payments of principal and interest of $29,052 and matures in September 1999. The Company guaranteed 10% of the mortgage's principal balance. Concurrently, the Company also purchased from an affiliate of the seller the third of the Corporate Center at Beaumeade industrial facilities, as described above.

In November 1994, the Company purchased the Summerfield Apartments, a 224 unit apartment complex in Orlando, Florida, for $5.6 million, consisting of $800,000 in cash and assumption of existing mortgage debt of $4.8 million. The mortgage bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") six month rate plus 4.10%, currently 10.25% per annum, requires monthly payments of principal and interest of $43,240 and matures March 1, 2024.

Also in November 1994, the Company purchased the Hartford Building, a 174,727 square foot office building in Dallas, Texas, for $3.0 million, consisting of $700,000 in cash and seller provided mortgage financing of $2.3 million. The mortgage bears interest at 7% per annum in the first year, increasing to 8% per annum in the second year and 9% per annum thereafter. The mortgage requires monthly payments of principal and interest and matures December 31, 1999. The Company guaranteed the first $450,000 of the mortgage.

In December 1994, NCPO Texas, Ltd., a Texas limited partnership, purchased the North Central Plaza One Building, a 198,061 square foot office building in Dallas, Texas for $12.4 million, consisting of $4.2 million in cash and new mortgage financing of $8.2 million. The mortgage bears interest at 8.625% per annum, requires monthly payments of principal and interest of $68,994 and matures January 31, 2017. The lender may call the note on each of February 1, 1998, 2003, 2008 or 2013 upon giving notice to the Company on or before July 1 of the preceding year. The Company is the sole limited partner of the partnership with a 97.5% limited partner interest. The general partner of the partnership with a 2.5% general partner interest is Ensearch Holding

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

Company, a corporation controlled by an adult son of A. Bob Jordan, a Director of the Company until March 7, 1995. The Company has the option to acquire such general partner interest at any time for one dollar upon obtaining the consent of the lender and a release from the lender of the general partner's loan guarantee. The Company intends to exercise such option. The Partnership is consolidated for financial statement purposes.

In February 1993, the Company purchased eight industrial warehouses with a total of 570,808 square feet in Atlanta, Georgia in a single transaction for $8.8 million, consisting of $2.9 million in cash and $5.9 million of seller provided mortgage financing.

In April 1993, the Company purchased President's Square, a 46,509 square foot shopping center in San Antonio, Texas, for $1.6 million, consisting of $400,000 in cash and $1.2 million in seller provided mortgage financing.

In May 1993, the Company sold at auction 28 lots in the Moss Creek residential subdivision, located in Greensboro, North Carolina, for a total sales price of $667,000 consisting of $262,000 in cash, and Company provided purchase money financing of $405,000. In August 1993, the Company sold an additional lot in the subdivision for $49,000 in cash. In December 1993, the Company transferred the clubhouse to the Moss Creek Homeowners' Association (the "Association") and paid the Association $20,000 in full settlement of any further obligations to construct or maintain improvements. The Company acquired the lots as well as 257 acres of land in August 1992 through foreclosure of four mortgage notes that it had purchased in June 1992 for $1.2 million. The Company retains the 257 acres of land and recognized no gain or loss on the lot sales.

Also in May 1993, the Company purchased Denton Drive, a 123,800 square foot industrial facility in Dallas, Texas, for $885,000, consisting of $485,000 in cash and new mortgage financing of $400,000.

In September 1993, the Company sold a residence, which the Company had obtained through foreclosure in 1992, in Phoenix, Arizona for $850,000. The Company received net cash of $125,000 and provided purchase money financing of $725,000. The Company incurred no loss on the sale in excess of the amount previously provided.

In November 1993, the Company purchased Sadler Square, a 73,396 square foot shopping center in Amelia Island, Florida, for $3.2 million, consisting of $600,000 in cash and $2.6 million in mortgage financing, of which $400,000 was provided by the seller.

Also in November 1993 the Company purchased a 14.1 acre parcel of vacant land adjacent to the Dunes Plaza Shopping Center in Michigan City, Indiana, for $353,000, consisting of $117,000 in cash and $236,000 in mortgage financing.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

In December 1993, the Company purchased Texstar, a 97,846 square foot industrial facility in Arlington, Texas, for $1.6 million, consisting of $450,000 in cash and $1.2 million in seller provided mortgage financing.

Also in December 1993, the Company purchased Technology Trading Center, a 199,582 square foot industrial facility in Sterling, Virginia, for $5.7 million, consisting of $1.1 million in cash and $4.6 million in mortgage financing.

In December 1993, the Company purchased Summerstone Apartments, a 242 unit apartment complex in Houston, Texas, for $5.5 million, consisting of $200,000 in cash and $5.3 million in mortgage financing, $100,000 of which was provided by the seller.

Also in December 1993, the Company sold seventeen residential lots (approximately three acres) in a Maumelle residential subdivision for $68,000 in cash. The Company recognized no gain or loss on the sale.

In 1992, the Company sold an apartment complex in Gahanna, Ohio, for $8.1 million, incurring a loss of $479,000 on the sale.

NOTE 4.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                             1994              1993             1992
                                                          ------------    -------------     -----------
    Balance January 1,  . . . . . . . . . . . . . . .     $      5,504    $       6,697     $    12,510
        Provision for losses  . . . . . . . . . . . .             -                 731           3,918
        Amounts charged off . . . . . . . . . . . . .           (4,544)          (1,924)         (9,731)
                                                          ------------    -------------     -----------
    Balance December 31,  . . . . . . . . . . . . . .     $        960    $       5,504     $     6,697
                                                          ============    =============     ===========

The provision for losses in the accompanying Consolidated Statement of Operations includes, in 1993, $142,000 for the writeoff of notes receivable transferred to a third party in exchange for assumption of debt, (see NOTE 2. "NOTES AND INTEREST RECEIVABLE") and in 1992, $469,000 for the writeoff of receivables.

NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company's investment in equity method real estate entities consists of the following:

                                                                       1994             1993
                                                                     ---------        ---------
    Income Opportunity Realty Trust ("IORT")  . . . . . . . . .      $      809       $        965
    Tri-City Limited Partnership ("Tri-City") . . . . . . . . .           6,523              6,936
    Pilgrim Village I & II  . . . . . . . . . . . . . . . . . .             -                  120
    One Penn Square Associates  . . . . . . . . . . . . . . . .             -               (1,699)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,245                805
                                                                     ----------       ------------
                                                                     $    8,577       $      7,127
                                                                     ==========       ============


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

In June 1989, the Company issued to F.C. MacArthur, Inc. ("MacArthur") a wholly-owned subsidiary of Collecting Bank, N.A. (a national bank in liquidation), 140,656 shares of redeemable Common Stock with a market value, at the date of issuance, of $3.9 million in exchange for a 23.6% general partner interest in Tri-City, which owns five properties in Texas. The general partners of Tri-City are the Company and IORT, which purchased its 36.3% general partner interest in the partnership in exchange for 170,750 of its shares of beneficial interest. In November 1992, the Company purchased the 40.1% limited partner interest in Tri-City owned by MacArthur for $5.4 million, thereby increasing its aggregate ownership interest in the partnership to 63.7%.

The Tri-City partnership agreement requires the consent of both the Company and IORT, the other general partner, for any material change in the operations of Tri-City's properties including sales, refinancings and changes in property management. The Company accounts for its Tri-City investment using the equity method as it is a noncontrolling partner.

In conjunction with its acquisition of MacArthur's limited partner interest in Tri-City, the Company also acquired the 170,750 shares of beneficial interest of IORT owned by MacArthur for $896,000 at December 31, 1994. At December 31, 1994, the Company owned an approximate 22% interest in IORT with a market value of $3.4 million, as compared to $2.6 million at December 31, 1993. The Company has pledged 110,750 of the IORT shares as additional collateral to secure a note payable as described in NOTE 6. "NOTES AND INTEREST PAYABLE." The Company accounts for its investment in IORT using the equity method.

The Company owned a 55% limited partner interest in One Penn Square Associates Limited Partnership ("One Penn Square"), which was accounted for using the equity method as control of the partnership was maintained by the general partner. In January 1992, the partnership stopped making payments on the first mortgage secured by the One East Penn Square Office Building in Philadelphia, Pennsylvania. An affiliate of the lender owned the remaining 45% limited partner interest. In May 1993, the lender filed a foreclosure action against One Penn Square.

On October 6, 1993, the court appointed a receiver for the property. The lender also filed an action against the partnership and the Company to set aside, as a fraudulent conveyance, payments from the partnership to the Company in 1992 and in 1993 of $1.8 million made to repay the Company's mortgage note secured by a second lien on the One East Penn Square Office Building. In April 1994, the Company and the lender reached an agreement which provided that the Company pay $575,000 to the lender and convey the Company's interest in the partnership to the lender. In August 1994, the Company made the required $575,000 payment, conveyed its partnership interest to the lender and the parties executed mutual releases and all litigation between the parties was dismissed. The Company recognized an extraordinary gain of $1.2 million as the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

carrying value of its investment in the partnership was less than the debt secured by the One Penn Square Office Building due to previously recognized equity losses.

In March 1994, the Company sold its 50% general partner interests in Pilgrim Village Associates and Pilgrim Village Associates II to the co-general partner for $2.6 million in cash. The partnerships owned the Pilgrim Village Apartments I and II, respectively, in Canton Township, Michigan. The Company recognized a gain of $2.5 million on the sale.

Effective January 1, 1995, the other 50% general partners in both Twinbrook Village Associates, which owns Twinbrook Village Apartments in Rockville, Maryland, and Gate Laurel Associates, which owns the Westgate of Laurel Apartments in Laurel, Maryland, conveyed their interests in the partnerships to the Company in exchange for a release from their general partner liability.

In January 1995, the Company refinanced the mortgage debt secured by the Shadow Run Apartments, an apartment complex located in Pinellas Park, Florida. The new first mortgage of $7.2 million bears interest at 10.21% per annum, requires monthly payments of principal and interest of $64,305 and matures February 1, 2002. The Trust used the refinancing proceeds and $300,000 cash to pay the existing mortgage of $7.0 million, accrued but unpaid interest, financing fees and real estate taxes. The Company has agreed to purchase the remaining general partner interest in Shadow Run Associates, which owns the Shadow Run Apartments, for $50,000 in cash. The purchase is expected to close in April 1995.

In February 1992, the Company sold its 50% general partner interest in Amador Lakes - Stage Coach Associates to its co-general partner for $1.2 million. The Company recognized a gain of $912,000 on the sale.

The Company owns and shares 50% to 60% of the earnings, losses and distributions of its other partnership investments accounted for using the equity method.

Set forth below are summary financial data for the real estate entities accounted for using the equity method (unaudited):


                                                                       1994             1993
                                                                     ---------        ---------
Property, net of accumulated
    depreciation ($15,602 in 1994
    and $17,908 in 1993)  . . . . . . . . . . . . . . . . . . .      $   69,763       $    95,519
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . .           6,073             7,082
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .           8,181             8,358
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .         (46,692)          (73,134)
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .          (1,287)           (3,745)
                                                                     -----------      ------------
Partners' capital . . . . . . . . . . . . . . . . . . . . . . .      $   36,038       $    34,080
                                                                     ==========       ===========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)


                                                             1994              1993             1992
                                                          -----------     ------------      -----------
Rentals and interest income . . . . . . . . . . . . .     $    15,362     $     20,497      $   15,614
Depreciation  . . . . . . . . . . . . . . . . . . . .          (2,118)          (2,911)         (2,005)
Operating expenses  . . . . . . . . . . . . . . . . .          (8,998)         (11,679)         (8,840)
Interest expense  . . . . . . . . . . . . . . . . . .          (4,477)          (6,571)         (6,302)
Provision for losses  . . . . . . . . . . . . . . . .             -                -              (263)
                                                          -----------     ------------      -----------
Net (loss)  . . . . . . . . . . . . . . . . . . . . .     $      (231)   $        (664)    $    (1,796)
                                                          ============    =============     ===========

The excess of the Company's investment over its respective share of the equity in the underlying net assets of equity investees of $715,000 is amortized over the estimated useful lives of the properties, and the deferred loan fees paid by the Company on behalf of the partnerships of $10,000 are amortized over the lives of the related notes.

NOTE 6.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:


                                                         1994                                   1993
                                           ---------------------------------      --------------------------------
                                             Estimated                             Estimated
                                               Fair                  Book             Fair                 Book
                                               Value                Value             Value               Value
                                           --------------       ------------      ------------       -------------
 Notes payable  . . . . . . . . . . . . .  $      130,831       $    143,292      $    112,445       $    114,683
                                           ==============                         ============
 Interest payable   . . . . . . . . . . .                              2,222                                1,341
                                                                ------------                         ------------

                                                                $    145,514                         $    116,024
                                                                ============                         ============

Scheduled principal payments are due as follows:

    1995................................................        $      14,652
    1996................................................                8,434
    1997................................................               25,391
    1998................................................               11,482
    1999................................................               21,025
    Thereafter..........................................               62,308
                                                                -------------
                                                                $     143,292
                                                                =============

In January 1994, the mortgage secured by the Northtown Mall, a shopping center in Dallas, Texas, matured. In February 1994, the Company reached an agreement with the lender to modify and extend the mortgage, with the Company making a principal paydown of $200,000. The modified mortgage required an additional principal payment of $200,000 in July 1994 which the Company did not make until October 1994, when the Company repaid the loan in full from the proceeds of the new financing described below.

In March 1994, the Company borrowed $1.4 million from a Northtown Mall tenant, secured by a second lien on the shopping center. The loan proceeds were used primarily for specified renovations and repairs to

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE (Continued)

the shopping center. The second lien mortgage bore interest at 8.5% per annum, required monthly payments of interest only and matured in March 1999. In October 1994, the tenant loaned the Company an additional $1.9 million, the proceeds of which were used in part to repay the first mortgage secured by the property described above. At funding of the second loan, the two loans were combined into a new first mortgage. The new first mortgage, in the amount of $3.3 million, bears interest at 12% per annum, requires monthly payments of interest only of $32,500 and matures October 31, 1995.

In April 1994, the Company refinanced the mortgage debt secured by the Heritage Apartments in Tulsa, Oklahoma in the amount of $2.1 million. The Company received net cash of $1.2 million after the payoff of $650,000 in existing mortgage debt that was scheduled to mature in December 1994. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.25% per annum, requires monthly payments of principal and interest of $16,978 and matures May 1, 2001.

In July 1994, the Company refinanced the mortgage debt secured by the Waterstreet Office Building in Boulder, Colorado in the amount of $8.6 million. The Company received net cash of $1.4 million after the payoff of $6.8 million in existing mortgage debt that was scheduled to mature in December 1996. The remainder of the refinancing proceeds were used to fund required tenant improvement escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.99% per annum, requires monthly payments of principal and interest of $82,935 and matures July 31, 1999. The Company guaranteed repayment of the new mortgage.

In September 1994, the Company obtained mortgage financing of $1.0 million secured by the previously unencumbered South Cochran Apartments in Los Angeles, California. The mortgage bears interest at a variable rate of 4.5% above the Eleventh District monthly weighted average cost of funds, currently 10% per annum, requires monthly payments of principal and interest and matures October 1, 2004. The Company guaranteed repayment of the mortgage.

In December 1994, the Company obtained mortgage financing of $1.8 million secured by the previously unencumbered Harper's Ferry Apartments in Lafayette, Louisiana. The mortgage bears interest at 10.5625% per annum, requires monthly payments of principal and interest of $16,900 and matures December 1, 2001.

In October 1990, the Company stopped making payments on the nonrecourse mortgage debt secured by the Fountain Village Apartments, a 410 unit apartment complex in Tucson, Arizona. In March 1991, the property was placed in bankruptcy. In May 1993, the Company reached an agreement with the lender to modify and reinstate the mortgage. The modified mortgage provides for a reduced principal balance of $5.4 million. The Company recognized an extraordinary gain of $1.1 million in 1993 related to this debt modification.

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in the amount of $6.2 million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE (Continued)

and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate of 2.75% above the average yield of United States Treasury Securities, currently 6.375%, requires monthly payments of principal and interest and matures April, 1998. The Company guaranteed payment of $1.3 million of the mortgage.

In February 1993, the Company reached an agreement with the lender to modify and extend the mortgage secured by the Plaza Office Building in St. Petersburg, Florida. In exchange for the Company making a $500,000 principal reduction payment, the maturity date of the mortgage was extended to December 1994. The Company had the right to prepay the mortgage (with a balance of $2.7 million) at any time through August 1993 and receive a $500,000 discount. The Company took advantage of the discount and paid off the note in August 1993. The Company recognized an extraordinary gain of $500,000 in 1993 on the payoff.

The nonrecourse mortgage loan secured by the Spa Cove Apartments, located in Annapolis, Maryland, matured on June 30, 1993. The Company continued to make its regular monthly payments which the lender continued to accept. In December 1993, the lender reinstated and modified the mortgage. The mortgage modification requires a principal paydown on the mortgage of $1.6 million by June 30, 1995 and a pledge by the Company of shares of IORT with a market value of at least $1.6 million. The Company pledged 110,750 of its IORT shares, which had an aggregate market value of $2.2 million ($19.625 per share) at December 31, 1994. The modified mortgage matures in January 1997.

The Company owns Institute Place Lofts, a 142,215 square foot office building in Chicago, Illinois. The Company did not payoff the $6.3 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. For the six months ended June 30, 1994, the property's cash flow of $358,176

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE (Continued)

was remitted to the lender all of which was applied to unpaid real estate
taxes.   In July 1994, the property was placed in bankruptcy.  In January 1995, the Bankruptcy Court approved a plan of reorganization which provides for a reduction in the mortgage's principal balance to $4.1 million, reduces the pay rate to 6% per annum in the first year, increasing to 10.25% per annum in the fourth year, with interest accruing at 10.25% per annum. In February 1995, the Company funded required escrows of $500,000 to satisfy outstanding real estate taxes and to cover projected negative cash flow of the property. The Company recorded no gain or loss as a result of the debt restructuring.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION", in 1994 the Company purchased one apartment complex, one industrial facility, and four office buildings and in 1993 the Company purchased one apartment complex, four industrial facilities, two shopping centers and one parcel of land which were financed in part by $31.0 million and $21.0 million, respectively, of new or assumed mortgage debt.

Mortgage notes payable at December 31, 1994 bear interest at rates ranging from 6.5% to 15.0% and mature between 1995 and 2024. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $184 million.

In 1993, $72,000 of interest was capitalized. No interest was capitalized in 1994 or 1992.

NOTE 7.   REDEEMABLE COMMON STOCK

In November 1992, in conjunction with the Company's purchase of a 40.1% limited partner interest in Tri-City, the Company also acquired the sellers entire Redeemable Common Stock ownership in the Company for $738,000. Upon purchase, the Company retired its Redeemable Common Stock. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

NOTE 8.   DIVIDENDS

The Company's dividend policy provides for an annual determination of dividends, after the Company's year end. The minimum amount of dividends will be determined by the amount, if any, required to maintain the Company's status as a Real Estate Investment Trust ("REIT") for federal tax purposes. The Company had a loss for federal tax purposes in 1994, 1993 and 1992, therefore, no dividends were declared or paid in these years.

NOTE 9.    RENTALS UNDER OPERATING LEASES

The Company's rental operations include the leasing of office buildings, industrial facilities and shopping centers. The leases thereon expire

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.    RENTALS UNDER OPERATING LEASES (Continued)

at various dates through 2008. The following is a schedule of minimum future rentals on non-cancelable operating leases at December 31, 1994:

   1995...............................................     $     21,282
   1996...............................................           18,245
   1997...............................................           14,671
   1998...............................................           11,368
   1999...............................................            8,540
   Thereafter.........................................           27,404
                                                           ------------
                                                           $    101,510
                                                           ============

NOTE 10. ADVISORY AGREEMENT

Basic Capital Management, Inc. ("BCM" or the "Advisor") has served as advisor to the Company since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Director of the Company until December 31, 1992, as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

At the Company's annual meeting of stockholders held on March 7, 1995, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Advisory Agreement with BCM, do not require the approval of the Company's stockholders but do require the approval of the Company's Board of Directors.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Company's Board of Directors a budget and business plan for the Company containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Company's Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments by the Company shall require prior approval by the Company's Board of Directors unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Company's Board of Directors.

The Advisory Agreement also requires prior approval of the Company's Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Company's stockholders; contains a broad standard governing the Advisor's liability for losses by the Company; and

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10. ADVISORY AGREEMENT (Continued)

contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Company and other entities it advises.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Company (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Company's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Company's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Company, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Company's net investment including capital improvements, calculated over the Company's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Company for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Company equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided that the aggregate purchase price of each property (including acquisition fees and all real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Company or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10. ADVISORY AGREEMENT (Continued)

The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company equal to the lesser of
(i) 1% of the amount of the loan purchased or (ii) a loan brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Company of any mortgage loan.

Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Company or refinancing on Company properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Company's Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The operating expenses of the Company in 1994, 1993 or 1992 did not exceed such limitation.

Additionally, if the Company were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 11. "PROPERTY MANAGEMENT," the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to perform property management for the Company's properties and as discussed in NOTE 12. "REAL ESTATE BROKERAGE," has engaged, on a non-exclusive basis, Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, to perform brokerage services for the Company.

NOTE 11. PROPERTY MANAGEMENT

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole share-

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11. PROPERTY MANAGEMENT (Continued)

holder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and the commercial properties owned by a real estate partnership in which the Company and IORT are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 12. REAL ESTATE BROKERAGE

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Effective December 1, 1992, the Company's Board of Directors approved the non-exclusive engagement by the Company of Carmel Realty to perform brokerage services for the Company. Carmel Realty is entitled to receive a commission for property acquisitions and sales by the Company in accordance with the following sliding scale of total fees to be paid by the
Company: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million
- $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million
- $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Carmel Realty or affiliates.

NOTE 13.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Company's advisor, and its affiliates:

                                                             1994              1993             1992
                                                          -----------     ------------      -----------
Fees
    Advisory  . . . . . . . . . . . . . . . . . . . .     $     1,708     $      1,548      $    1,607
    Property acquisition  . . . . . . . . . . . . . .             397              273             643
    Real estate brokerage . . . . . . . . . . . . . .           1,687              819             242
    Mortgage equity and refinancing . . . . . . . . .             163               63              46
    Property and construction
      management and leasing
      commissions*  . . . . . . . . . . . . . . . . .           1,280              646             323
                                                          -----------     ------------      ----------
                                                          $     5,235     $      3,349      $    2,861
                                                          ===========     ============      ==========

Cost reimbursements . . . . . . . . . . . . . . . . .     $       706     $        647      $      916
                                                          ===========     ============      ==========

----------------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  INCOME TAXES

For the years 1994, 1993 and 1992, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DIVIDENDS."

The Company had a loss for federal income tax purposes in 1994, 1993 and 1992; therefore, the Company recorded no provision for income taxes.

The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1994, the Company's tax basis in its net assets exceeded its basis for financial statement purposes by $7.7 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1994, the Company had a tax net operating loss carryforward of $42.4 million expiring through 2009.

As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 15.  EXTRAORDINARY GAIN

In August 1994, the Company recognized an extraordinary gain of $1.2 million on the conveyance of it's limited partner interest in One Penn Square to the lender on a mortgage secured by the property owned by the partnership, in settlement of all litigation between the Company and the lender. See "NOTE 4. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES".

In May 1993, the Company recognized an extraordinary gain of $1.1 million on the modification of the mortgage debt secured by the Fountain Village Apartments. In August 1993, the Company recognized an extraordinary gain of $500,000 on the early payoff of the mortgage debt secured by the Plaza Office Building. See NOTE 6. "NOTES AND INTEREST PAYABLE."

In 1992, the Company recognized an extraordinary gain of $440,000 as a result of the Company's acquiring, at discount, the mortgage debt secured by its Harper's Ferry Apartments.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.  COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Company together with Continental Mortgage and Equity Trust ("CMET"), IORT and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of such entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, BCM, the Company's advisor, Mr. Phillips and William
S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to CMET, IORT, NIRT and the Company, of which the Company's share is $150,000. The Company received $50,100 in May 1994. The remaining $99,900 is to be paid in 18 monthly installments, which began February 1, 1995.

Under the Modification, the Company, CMET, IORT and NIRT and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORT and NIRT also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, any related party transaction which the Company may enter into prior to April 27, 1999, will require the unanimous approval of the Company's Board of Directors. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.  COMMITMENTS AND CONTINGENCIES (Continued)

Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification also terminated a number of the provisions under the settlement, including the requirement that the Company, CMET, IORT and NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

Settlement of Southmark Adversary Proceedings.   During 1990 and 1991, several
adversary proceedings were initiated against the Company and others by Southmark and its affiliates. On December 27, 1991, an agreement to settle all claims in connection with the Southmark adversary proceedings was executed by Southmark and Messrs. Phillips and Friedman, SWI, National Realty, L.P. ("NRLP") and American Realty Trust, Inc. ("ART"). The settlement covered all claims between Southmark and its affiliates and Messrs. Phillips and Friedman, ART, SWI, NRLP, CMET, IORT, NIRT, Vinland Property Trust ("VPT") and the Company. The final settlement of such litigation concluded all of the suits in which the Company was a defendant. Pursuant to the settlement agreement, Southmark received a total of $13.2 million from the various settling defendants. The final installment of $1.3 million was paid by the settling defendants in July 1994.

Under the settlement, the Company acquired four apartment complexes, five mortgage notes, two commercial properties and four parcels of developed land from Southmark and its affiliates. As the purchase price for these assets, the Company paid Southmark $7.4 million which was less than 80 percent of the appraised market value of the assets conveyed to the Company.

In addition to the asset purchase, the Company also paid Southmark $243,095 in complete settlement of the much larger liquidated and unliquidated claims asserted by Southmark against the Company. In addition, CMET, IORT, NIRT and VPT paid Southmark a total of $357,000 to settle all of Southmark's claims against them.

As part of this global settlement NRLP and ART paid Southmark an aggregate of $4.1 million and Messrs. Phillips and Friedman paid Southmark $1.0 million.
ART also transferred to Southmark a 19.2% limited partnership interest in the general partner of NRLP and National Operating, L.P., the operating partnership of NRLP.

Other Litigation. The Company is also involved in various other lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1994 and 1993 (unaudited):


                                                               Three Months Ended
                                             ------------------------------------------------------------
 1994                                         March 31,       June 30,     September 30,     December 31,
------                                       ----------      ---------     -------------     ------------
Income  . . . . . . . . . . . . . . . . .    $    8,850      $   9,218       $   9,391        $   10,434
Expenses  . . . . . . . . . . . . . . . .        11,119         12,152          11,789            12,094
                                             ----------      ---------       ---------        ----------

(Loss) before gain on sale of
 partnership interests, gain on
 sale of real estate and
 extraordinary gain . . . . . . . . . . .        (2,269)        (2,934)         (2,398)           (1,660)
Gain on sale of partnership
 interests  . . . . . . . . . . . . . . .         2,514            -               -                 -
Gain of sale of real estate . . . . . . .           -              -             2,153               -
Extraordinary gain  . . . . . . . . . . .           -              -             1,189               -
                                             ----------      ---------       ---------        ----------

Net income (loss) . . . . . . . . . . . .    $      245      $  (2,934)      $     944        $   (1,660)
                                             ==========      =========       =========        ==========


Earnings Per Share
(Loss) before gain on sale of
 partnership interests, gain on
 sale of real estate and
 extraordinary gain . . . . . . . . . . .    $      (.85)    $   (1.10)      $    (.89)      $      (.63)
Gain on sale of partnership
 interests  . . . . . . . . . . . . . . .            .94            -               -                 -
Gain on sale of real estate . . . . . . .            -              -              .80                -
Extraordinary gain  . . . . . . . . . . .            -              -              .44                -
                                             -----------     ---------       ---------        ----------

Net income (loss) . . . . . . . . . . . .    $       .09     $   (1.10)     $      .35        $     (.63)
                                             ===========     =========       =========        ==========


In the first quarter of 1994, a gain on sale of partnership interest of $2.5 million was recognized on the sale of the Company's general partnership interest in two partnerships. In the third quarter of 1994, a gain on sale of real estate of $2.2 million was recognized on the sale of an apartment complex, and an extraordinary gain of $1.2 million was recognized on the conveyance of the Company's limited partner interest in a partnership to the lender on a mortgage secured by the property owned by the partnership in settlement of litigation between the Company and the lender.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.     QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                               Three Months Ended
                                             ------------------------------------------------------------
 1993                                         March 31,       June 30,     September 30,     December 31,
------                                       ----------      ---------     -------------     ------------
Income  . . . . . . . . . . . . . . . . .    $    7,202      $   8,175       $   8,180        $    8,423
Expenses  . . . . . . . . . . . . . . . .        10,055         10,808          10,898            10,407
                                             ----------      ---------       ---------        ----------

(Loss) before gain on sale
  of real estate and
  extraordinary gain  . . . . . . . . . .        (2,853)        (2,633)         (2,718)           (1,984)
Gain of sale of real estate . . . . . . .          -             -              -                     24
Extraordinary gain  . . . . . . . . . . .          -             1,045             500                49
                                             ----------      ---------       ---------        ----------

Net (loss)  . . . . . . . . . . . . . . .    $   (2,853)    $   (1,588)     $   (2,218)      $    (1,911)
                                             ==========     ==========      ==========       ===========


Earnings Per Share
(Loss) before gain on sale of
  real estate and
  extraordinary gain  . . . . . . . . . .    $    (1.05)    $     (.98)     $    (1.02)      $      (.74)
Gain on sale of real estate . . . . . . .           -             -              -                   .01
Extraordinary gain  . . . . . . . . . . .           -              .39             .19               .01
                                             ----------     ----------      ----------       -----------

Net (loss)  . . . . . . . . . . . . . . .    $    (1.05)    $     (.59)     $     (.83)      $      (.72)
                                             ==========     ==========      ==========       ===========


In the second quarter of 1993, a provision for losses of $731,000 was recorded to reduce the carrying value of a property held for sale to its then estimated fair value and an extraordinary gain of $1.0 million was recognized on the modification of mortgage debt secured by an apartment complex. In the third quarter of 1993, a provision for losses of $142,000 was recorded to provide for the transfer of a note pool to a third party and an extraordinary gain of $500,000 was recognized on the early payoff of the mortgage debt secured by an office building. In the fourth quarter of 1993, an additional $49,000 was recorded to adjust the extraordinary gain recognized in the second quarter of 1993.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                                                    SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                                                                  Cost
                                                                          Capitalized Subsequent
                                                     Initial Cost            to Acquisition
                                                --------------------- ------------------------------
                                                         Buildings &
Property/Location               Encumbrances    Land     Improvements Improvements       Other
-----------------               ------------    ----     ------------ ------------       -----
                                                       (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT
APARTMENTS
----------

Fountain Village  . . . .         $6,314       $1,518        $8,352      $1,683        $(2,375)  (2)
 Tucson, AZ
Harper's Ferry  . . . . .          1,840          349         1,398          87              -
 Lafayette, LA
Heritage  . . . . . . . .          2,056          148           839           -           (300)  (3)
 Tulsa, OK
Monterey Bay  . . . . . .          3,953          716         4,059         128              -
 St. Petersburg, FL
Park Forest.  . . . . . .          2,980          414         3,677         667              -
 Dearborn Heights, MI
South Cochran.  . . . . .            995          540         2,162           -              -
 Los Angeles, CA
Spa Cove  . . . . . . . .         13,673        2,254        10,297       3,404            682   (4)
 Annapolis, MD
Summerchase.  . . . . . .          8,720        1,149         8,309       1,159            (35)  (5)
 Norcross, GA
Summerfield.  . . . . . .          4,807        1,175         4,698           -              -
 Orlando, FL
Summerstone.  . . . . . .          4,962        1,155         4,618           -              -
 Houston, TX
Woodland Hills  . . . . .            384          228           913           -              -
 San Antonio, TX

OFFICE BUILDINGS
----------------
74 New Montgomery.  . . .          5,203        2,277         9,105       1,906           (336)  (2)
 San Francisco, CA
Chesapeake Ridge  . . . .              -        3,663         4,098       1,477              -
 San Diego, CA
Corporate Pointe  . . . .          2,958          830         3,321           -              -
 Chantilly, VA  . . . . .
Forum.  . . . . . . . . .          5,747        1,360         5,439         269              -
 Richmond, VA
Hartford  . . . . . . . .          2,300          630         2,520           -              -
 Dallas, TX
Institute Place Lofts.  .          4,894          665         7,057          19              -
 Chicago, IL
Latham Square.  . . . . .              -        1,001         4,003         163         (1,000)  (2)
 Oakland, CA
North Central Plaza One.           8,150        2,586        10,286           -              -
 Dallas, TX
One Steeplechase  . . . .          8,330        1,380         5,520       2,796             72   (4)
 Sterling, VA
The Plaza.  . . . . . . .              -        1,760        12,617       5,444         (4,379)  (2)
 St. Petersburg, FL
Republic Towers
I, II & III.  . . . . . .              -        2,914         5,441       1,546              -
 Dallas, TX
                                                                                                            Life on Which
                                Gross Amounts of Which Carried                    Date                      Depreciation
                                        at End of Year                             of                         in Latest
                                ------------------------------                    Con-                        Statement
                                         Buildings &    (1)       Accumulated    struc-         Date        of Operation
Property/Location                Land    Improvements  Total      Depreciation    tion        Acquired       is Computed
------------------               ----    ------------  -----      ------------   -------      --------      -------------
                                                       (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT
APARTMENTS
----------

Fountain Village  . . . .       $1,162     $8,016       $9,178      $2,781         1973        01/10/86         5-40 years
 Tucson, AZ
Harper's Ferry  . . . . .          349      1,485        1,834          95         1972        02/25/92           40 years
  Lafayette, LA
Heritage  . . . . . . . .           88        599          687          32         1966        05/14/90           40 years
  Tulsa, OK
Monterey Bay  . . . . . .          716      4,187        4,903         413         1972        06/28/91         5-40 years
 St. Petersburg, FL
Park Forest.  . . . . . .          414      4,344        4,758       1,580         1968        02/27/86         5-40 years
 Dearborn Heights, MI
South Cochran.  . . . . .          540      2,162        2,702         194         1928        05/29/91           40 years
 Los Angeles, CA
Spa Cove  . . . . . . . .        2,254     14,383       16,637       3,102         1965        02/27/87         5-40 years
 Annapolis, MD
Summerchase.  . . . . . .        1,113      9,469       10,582       3,245         1985        10/01/85         5-40 years
 Norcross, GA
Summerfield.  . . . . . .        1,175      4,698        5,873          19         1971        11/02/94           40 years
 Orlando, FL
Summerstone.  . . . . . .        1,155      4,618        5,773         120         1984        12/17/93           40 years
 Houston, TX
Woodland Hills  . . . . .          228        913        1,141          57         1972        05/01/92           40 years
 San Antonio, TX

OFFICE BUILDINGS
----------------
74 New Montgomery.  . . .        2,210     10,742       12,952       1,473         1914        09/21/90         4-40 years
 San Francisco, CA
Chesapeake Ridge  . . . .        3,663      5,575        9,238       2,331         1985        06/30/85         5-40 years
 San Diego, CA
Corporate Pointe  . . . .          830      3,321        4,151          14         1992        10/28/94           40 years
 Chantilly, VA  . . . . .
Forum.  . . . . . . . . .        1,360      5,708        7,068         351         1987        10/30/92         3-40 years
 Richmond, VA
Hartford  . . . . . . . .          630      2,520        3,150           9                     11/10/94           40 years
 Dallas, TX
Institute Place Lofts.  .          665      7,076        7,741       2,766                     01/01/93         4-40 years
 Chicago, IL
Latham Square.  . . . . .          801      3,366        4,167         360         1926        10/15/91         5-40 years
 Oakland, CA
North Central Plaza One.         2,586     10,286       12,872          13         1983        12/13/94           40 years
 Dallas, TX
One Steeplechase  . . . .        1,380      8,388        9,768         719         1987        12/22/92         5-40 years
 Sterling, VA
The Plaza.  . . . . . . .        1,241     14,201       15,442       6,473         1979        11/14/85         3-40 years
 St. Petersburg, FL
Republic Towers
 I, II & III. . . . . . .        2,914      6,987        9,901         357         1954        11/27/92         5-40 years
 Dallas, TX

                                                                   SCHEDULE III
                                                                   (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                                                                  Cost
                                                                          Capitalized Subsequent
                                                     Initial Cost            to Acquisition
                                                --------------------- ------------------------------
                                                         Buildings &
Property/Location               Encumbrances    Land     Improvements Improvements       Other
-----------------               ------------    ----     ------------ ------------       -----
                                                       (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT - Continued
OFFICE BUILDINGS (Continued)
----------------
Town & Country  . . . . .         $    -      $   108       $   432     $   312         $    -
 Houston, TX
Venture Center  . . . . .              -          411         2,746          71              -
 Atlanta, GA
Waterstreet.  . . . . . .          8,559        2,605        10,420         716              -
 Boulder, CO

INDUSTRIAL FACILITIES
---------------------
Corporate Center at
Beaumeade I,II & III. . .          4,768        1,259         5,038          45              -
 Ashburn, VA  . . . . . .
Denton Drive. . . . . . .            337          414           527           -              -
 Dallas, TX . . . . . . .
Parke Long. . . . . . . .          7,933        1,838         7,361          41              -
 Chantilly, VA
Technology Trading
 Center.  . . . . . . . .          4,487        1,199         4,796           -              -
 Sterling, VA
Texstar . . . . . . . . .          1,150          333         1,331           -              -
 Arlington, TX
Tricon. . . . . . . . . .          5,544        2,761         6,442         386              -
 Atlanta, GA  . . . . . .

SHOPPING CENTERS
----------------
Dunes Plaza . . . . . . .          5,648          958         5,430          31           (82)(6)
 Michigan City, IN
Fiesta Mart . . . . . . .            144          116           466           -              -
 San Angelo, TX
Heritage. . . . . . . . .             -            51           291          26              -
 Tulsa, OK
Northtown . . . . . . . .          3,248        1,786         7,143         947              -
 Dallas, TX
Parkway Center  . . . . .              -          273         1,876         312              -
 Dallas, TX
President's Square  . . .          1,200          483         1,182          39              -
 San Antonio, TX
Sadler Square.  . . . . .          2,557          679         2,715           -              -
 Amelia Island, FL
Shaw Plaza  . . . . . . .          2,678        1,066         4,262         816          (109)(7)
 Sharon, MA
Sheboygan.  . . . . . . .          1,071          242         1,371           -              -
 Sheboygan, WI  . . . . .
                                 -------       ------       -------      ------        ------
PROPERTIES HELD FOR
 INVESTMENT . . . . . . .        137,590       45,294       182,558      24,490        (7,862)
                                 -------       ------       -------      ------        ------
                                                                                                            Life on Which
                                Gross Amounts of Which Carried                    Date                      Depreciation
                                        at End of Year                             of                         in Latest
                                ------------------------------                    Con-                        Statement
                                         Buildings &    (1)       Accumulated    struc-         Date        of Operation
Property/Location                Land    Improvements  Total      Depreciation    tion        Acquired       is Computed
------------------               ----    ------------  -----      ------------   -------      --------      -------------
                                                       (dollars in thousands)
PROPERTIES HELD FOR INVESTMENT - Continued
OFFICE BUILDINGS (Continued)
----------------
Town & Country  . . . . .       $   108    $   744      $   852     $   129         1982        05/01/92         5-40 years
 Houston, TX
Venture Center  . . . . .           411      2,817        3,228         440         1981        07/04/89         5-40 years
 Atlanta, GA
Waterstreet.  . . . . . .         2,605     11,136       13,741       1,077         1988        09/30/91         3-40 years
 Boulder, CO

INDUSTRIAL FACILITIES
---------------------
Corporate Center at
Beaumeade I,II & III. . .         1,259      5,083        6,342          61         1989        04/28/94         3-40 years
 Ashburn, VA  . . . . . .                                                                       10/28/94
Denton Drive. . . . . . .           414        527          941         22          1948-       05/13/93           40 years
 Dallas, TX . . . . . . .                                                           1952
Parke Long. . . . . . . .         1,838      7,402        9,240         101         1989        06/16/94         3-40 years
 Chantilly, VA
Technology Trading
 Center.  . . . . . . . .         1,199      4,796        5,995         123         1987        12/21/93           40 years
 Sterling, VA
Texstar . . . . . . . . .           333      1,331        1,664          35         1967        12/16/93           40 years
 Arlington, TX
Tricon. . . . . . . . . .         2,761      6,828        9,589         385         1971-       02/11/93         2-40 years
 Atlanta, GA  . . . . . .                                                           1975

SHOPPING CENTERS
----------------
Dunes Plaza . . . . . . .         1,071      5,266        6,337         369         1978        03/17/92         5-40 years
 Michigan City, IN
Fiesta Mart . . . . . . .           116        466          582          35         1976        12/13/91           40 years
 San Angelo, TX
Heritage. . . . . . . . .            51        317          368          59         1966        05/14/90         5-40 years
 Tulsa, OK
Northtown . . . . . . . .         1,786      8,090        9,876         502         1967        02/25/92        10-40 years
 Dallas, TX
Parkway Center  . . . . .           273      2,188        2,461         376         1979        11/01/91       4 - 40 years
 Dallas, TX
President's Square  . . .           483      1,221       1,704           52         1985        04/13/93           40 years
 San Antonio, TX
Sadler Square.  . . . . .           679      2,715        3,394         136         1987        11/22/93           40 years
 Amelia Island, FL
Shaw Plaza  . . . . . . .         1,081      4,954        6,035         539         1978        12/13/91         5-40 years
 Sharon, MA
Sheboygan.  . . . . . . .           242      1,371        1,613          90         1977        05/21/92           40 years
 Sheboygan, WI  . . . . .
                                 ------    -------      -------     ------
PROPERTIES HELD FOR
 INVESTMENT . . . . . . .        44,184    200,296      244,480     31,035
                                 ------    -------      -------     ------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.         SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION         (Continued)
                               DECEMBER 31, 1994

                                                                                  Cost
                                                                          Capitalized Subsequent
                                                     Initial Cost            to Acquisition
                                                --------------------- ------------------------------
                                                         Buildings &
Property/Location               Encumbrances    Land     Improvements Improvements       Other
-----------------               ------------    ----     ------------ ------------       -----
                                                       (dollars in thousands)
PROPERTIES HELD FOR SALE
HOTEL
-----
Majestic Inn  . . . . . .       $    950      $ 1,139      $   4,555     $    86      $     -
 San Francisco, CA

LAND
----
Byron.  . . . . . . . . .              -        1,605             -           -             -
 Greensboro, NC
Cheyenne  . . . . . . . .              -           88             -           -             -
 Colorado Springs, CO
Dunes.  . . . . . . . . .              -          272             -           -             -
 Michigan City, IN
Fruitland.  . . . . . . .              -          253             -           -             -
 Fruitland Park, FL
Maumelle  . . . . . . . .              -        2,213             -           -        (1,994)   (8)
 Maumelle, AR
Moss Creek  . . . . . . .              -        1,225             -         140          (695)   (9)
 Greensboro, NC
                                --------      -------      --------     -------     ---------
PROPERTIES HELD FOR
 SALE.  . . . . . . . . .            950        6,795         4,555         226        (2,689)
                                --------      -------      --------     -------     ---------

                                $138,540      $52,089      $187,113     $24,716     $ (10,551)
                                ========      =======      ========     =======     =========

Allowance for
 estimated losses.  . . .




                                                                                                            Life on Which
                                Gross Amounts of Which Carried                    Date                      Depreciation
                                        at End of Year                             of                         in Latest
                                ------------------------------                    Con-                        Statement
                                         Buildings &    (1)       Accumulated    struc-         Date        of Operation
Property/Location                Land    Improvements  Total      Depreciation    tion        Acquired       is Computed
------------------               ----    ------------  -----      ------------   -------      --------      -------------
                                                       (dollars in thousands)
PROPERTIES HELD FOR SALE
HOTEL
-----
Majestic Inn  . . . . . .       $ 1,139   $   4,641    $  5,780    $    492         1902        12/31/90         5-40 years
 San Francisco, CA

LAND
----
Byron.  . . . . . . . . .         1,605          -        1,605           -            -        10/19/92                  -
 Greensboro, NC
Cheyenne  . . . . . . . .            88          -           88           -            -        02/25/92                  -
 Colorado Springs, CO
Dunes.  . . . . . . . . .           272          -          272           -            -        11/23/93                  -
 Michigan City, IN
Fruitland.  . . . . . . .           253          -          253           -            -        05/01/92                  -
 Fruitland Park, FL
Maumelle  . . . . . . . .           219          -          219           -            -        05/11/93                  -
 Maumelle, AR
Moss Creek  . . . . . . .           559        111          670          22         1993        08/12/92           10 years
 Greensboro, NC
                                -------   --------     --------    --------
PROPERTIES HELD FOR
 SALE.  . . . . . . . . .         4,135      4,752        8,887         514
                                -------   --------     --------    --------

                                $48,319   $205,048      253,367    $ 31,549
                                =======   ========                 ========

Allowance for
 estimated losses.  . . .                                   (58)
                                                       --------

                                                       $253,309
                                                       ========



_______________________

(1)  The aggregate cost for federal income tax purposes is $238,533.
(2)  Writedown of property to estimated net realizable value.
(3)  Escrow deposits deducted from the basis of the property.
(4)  Construction period interest and taxes.
(5)  Proceeds from condemnation of land.
(6) Cash from receiver deducted from the basis of the property, offset by land acquired in 1992.
(7)  Adjustment to purchase price.
(8) Adjustment to purchase price, offset by the proceeds from the sale of all but 114 residential lots.
(9)  Sale of 29 lots and option payments on sale of stable facilities.

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                              1994         1993             1992
                                                           ----------   ----------       ----------
                                                                       (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, . . . . . . . . . . . . . . . .  $   223,388      $  181,878        $  141,747

Additions
 Acquisitions and improvements . . . . . . . . . . . .      47,218          42,863            33,137
 Foreclosures. . . . . . . . . . . . . . . . . . . . .         -             2,213             2,686
 Real estate acquired in
  Southmark settlement . . . . . . . . . . . . . . . .         -               -              12,957
  Other. . . . . . . . . . . . . . . . . . . . . . . .                         -                  53

Deductions
 Sale of real estate . . . . . . . . . . . . . . . . .      (9,626)            -                 -
 Sale of foreclosed properties . . . . . . . . . . . .      (7,254)         (1,778)           (8,308)
 Deed given in lieu of taxes . . . . . . . . . . . . .        (335)            -                 -
 Write down due to permanent
    impairment of property . . . . . . . . . . . . . .         -            (1,336)              -
  Cash received and applied to
    basis of real estate . . . . . . . . . . . . . . .         -               -                (394)
 Other . . . . . . . . . . . . . . . . . . . . . . . .         (24)           (452)              -
                                                       -----------      ----------        ----------

Balance at December 31, . . . . . . . . . . . . . . .  $   253,367      $  223,388        $  181,878
                                                       ===========      ==========        ==========


Reconciliation of Accumulated
 Depreciation

Balance at January 1, . . . . . . . . . . . . . . . .  $    28,149      $   20,356        $   16,842

Additions
 Depreciation . . . . . . . . . . . . . . . . . . . .        6,095           5,436             4,033
 Accumulated depreciation of
    partnership property acquired
    through assumption of debt. . . . . . . . . . . .          -             2,357                -

Deductions
 Sale of real estate . . . . . . . . . . . . . . . .        (2,388)             -                 -
 Sale of foreclosed properties . . . . . . . . . . .          (307)             -               (519)
                                                       -----------      ----------        ----------

Balance at December 31,  . . . . . . . . . . . . . .   $    31,549      $   28,149        $   20,356
                                                       ===========      ==========        ==========

                                                                     SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994

                                          Final
                               Interest  Maturity                                                             Prior
      Description                Rate      Date                   Periodic Payment Terms                      Liens
------------------------       --------  --------           ------------------------------------------     -----------

FIRST MORTGAGE LOANS
LANDMARK APARTMENTS . . . . .    Varies  07/2002              Note receivable bearing interest at                 $   -
-------------------                                           9.5% to 11% from 8/1/94 through 7/31/99
Secured by apartment                                          and the greater of 12% or 3% over the 10 year
complex in Erie, PA.                                          T-Bill rate through maturity. Interest-only
                                                              payments due monthly, principal payments
                                                              of $5,000 monthly beginning 8/1/99, at
                                                              maturity all principal and unpaid
                                                              interest are due. No prepayment penalty.


TOWN AND COUNTRY APARTMENTS. .   Varies   07/98               Note receivable bearing interest at                     -
---------------------------                                   9% through 7/95, 9.5% through 7/96 and
Secured by apartment                                          10% through 7/98 at which time all
complex in Detroit, MI.                                       principal and accrued interest is due.
                                                              Interest only payments required monthly.
                                                              All principal and unpaid interest due at
                                                              maturity.


BLAYDES PARTICIPATION . . . .     10.0%    06/92              Note receivable bearing interest at
---------------------                                         10%.  All principal and accrued
Secured by 4.8 acres of                                       interest due.
residential land in
Dupage County, IL.

MILWAUKEE LAND  . . . . . . .    Varies   01/91               Note receivable bearing interest at                     -
--------------                                                prime plus 1%. Monthly interest only
Secured by 34,847 sq. ft. of                                  payments due until maturity, at which
land in Milwaukee, WI.                                        time all principal and unpaid interest
                                                              was due.  No prepayment penalty.


ALLEN RESIDENCE . . . . . . .     7.5%    08/96               Note receivable bearing interest at                     -
---------------                                               7.5%.  Principal and interest payments
Secured by a residence                                        of $5,069 due monthly.  Annual
in Phoenix, AZ.                                               principal payments of $25,000.  No
                                                              prepayment penalty.


MAUMELLE LAND . . . . . . . .     8.0%    02/98               Note receivable bearing interest at                     -
-------------                                                 8.0%.  Annual principal reductions of
Secured by 1,386 acres of                                     $850,000 due February 1, with annual
developed residential and                                     interest payments.  Note allows a dis-
commercial subdivisions in                                    count of principal balance of $400,000
Maumelle, AR                                                  if principal reduction of $3 million
                                                              is made by 5/15/95.  Additional dis-
                                                              counts or $400,000 if principal re-
                                                              ductions totaling $4 million made by
                                                              5/15/96 and final discount of $400,000
                                                              if principal reductions totaling $5
                                                              million are made by 5/15/97.


                                                                          Principal Amount of
                                                         Carrying          Loans Subject to
                                     Face Amount         Amounts         Delinquent Principal
      Description                    of Mortgage      of Mortgage (1)       or Interest
------------------------           ---------------  ------------------   --------------------
                                           (dollars in thousands)
FIRST MORTGAGE LOANS
LANDMARK APARTMENTS . . . . .           $2,610          $2,110                   $  -
-------------------
Secured by apartment
complex in Erie, PA.






TOWN AND COUNTRY APARTMENTS. .             875             875                      -
---------------------------
Secured by apartment
complex in Detroit, MI.





BLAYDES PARTICIPATION . . . .              181             181                    181
---------------------
Secured by 4.8 acres of
residential land in
Dupage County, IL.

MILWAUKEE LAND  . . . . . . .              200              60                    60
--------------
Secured by 34,847 sq. ft. of
land in Milwaukee, WI.



ALLEN RESIDENCE . . . . . . .              725             691                      -
---------------
Secured by a residence
in Phoenix, AZ.



MAUMELLE LAND . . . . . . . .            6,737           6,737                 6,737
-------------
Secured by 1,386 acres of
developed residential and
commercial subdivisions in
Maumelle, AR

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994


                                           Final
                               Interest   Maturity
     Description                 Rate      Date                  Periodic Payment Terms
-----------------------       ---------   --------            ---------------------------------

FIRST MORTGAGE LOANS (CONTINUED)
MOSS CREEK LOTS . . . . . .       9.0%   06/2000              16 notes outstanding at 12/31/94.
---------------                                               Monthly payments of principal and
Secured by developed resi-      - 12.0%                       interest ranging from $118 to $421.
dential lots in Greensboro,
NC.

RCA BUILDING  . . . . . . .       10.0%   01/96               Note receivable bearing interest at
------------                                                  10%.  Monthly interest accrual is
Secured by office building                                    compounded to principal.  All interest
in Mt. Laurel, NJ.                                            accruals and principal due at maturity.


WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES . . . . . .      3.875%  02/2016              Note receivable bearing interest at
---------------                                               3.85%.  Principal and interest pay-
Secured by a hotel                                            ments of $13,327 due monthly.  Pre-
in Lake Charles, LA.                                          payment penalty of 1% of outstanding
                                                              principal balance.


HOLCOMB #12 . . . . . . . .      Varies   01/98               Note receivable bearing interest at
-----------                                                   7.5% through 1/95, then 10% through
Secured by office                                             maturity.  Monthly interest only
building located in                                           payments due until maturity, at which
Gwinnett County, GA.                                          time all principal and unpaid interest
                                                              is due.  No prepayment penalty.


K-MART, CARY  . . . . . . .      Varies  03/2012              Note receivable bearing interest at
------------                                                  prime plus 1%.  Monthly payments of
Secured by a shopping center                                  lesser of $37,277 or net cash flow of
in Wake County, NC.                                           the collateral property.


JUNIOR MORTGAGE LOANS

HAMPTON . . . . . . . . . .      Varies     -                 Note receivable bearing interest at
-------                                                       prime plus 1%.  Monthly payments of
Secured by two office                                         interest only required.  Principal
buildings and a retail                                        is due upon demand.  No prepayment
center in                                                     penalty.
Milwaukee, WI.

LINCOLN COURT APARTMENTS  .      Varies  06/2004              Two notes receivable bearing interest
------------------------                                      at prime plus 1%.  Interest only pay-
Secured by apartment                                          ments due monthly until maturity, at
building in                                                   which time all principal and unpaid
Dallas, TX.                                                   interest are due.  No prepayment penalty.
                                                                            Principal Amount of
                                                               Carrying       Loans Subject to
                                      Prior    Face Amount      Amounts      Delinquent Principal
     Description                      Liens    of Mortgage   of Mortgage (1)    or Interest
-----------------------             --------   -----------   --------------- --------------------
                                                 (dollars in thousands)
FIRST MORTGAGE LOANS (CONTINUED)
MOSS CREEK LOTS . . . . . .                -       345        304                  -
---------------
Secured by developed resi-
dential lots in Greensboro,
NC.

RCA BUILDING  . . . . . . .                -       100        104                  -
------------
Secured by office building
in Mt. Laurel, NJ.


WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES . . . . . .              313     3,000        481                  -
---------------
Secured by a hotel
in Lake Charles, LA.



HOLCOMB #12 . . . . . . . .              980     2,900      2,900                  -
-----------
Secured by office
building located in
Gwinnett County, GA.



K-MART, CARY  . . . . . . .            2,202     3,400      2,514                  -
------------
Secured by a shopping center
in Wake County, NC.


JUNIOR MORTGAGE LOANS

HAMPTON . . . . . . . . . .              956       400         92                 95
-------
Secured by two office
buildings and a retail
center in
Milwaukee, WI.

LINCOLN COURT APARTMENTS  .            1,395     1,369      1,369                  -
------------------------
Secured by apartment
building in
Dallas, TX.

                                    --------  --------  ---------            -------
                                       5,846    22,842     18,418              7,073

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994

                                               Final
        Principal             Interest       Maturity
      Description               Rate           Date                 Periodic Payment Terms
------------------------      --------       --------         ----------------------------------
SECURED BY OTHER THAN REAL ESTATE
CRIVELLO #2 . . . . . . . .      Varies On Demand             Note receivable bearing interest at
-----------                                                   prime.  Monthly payment of interest
Secured by a mortgage                                         only.
note secured by real
property in Milwaukee, WI.

DENOTO  . . . . . . . . . .       10.0%   11/97               Note receivable bearing interest at
------                                                        10%.  Monthly payments of principal
Secured by a general busi-                                    and interest.  No prepayment penalty.
ness security agreement.

DOUBLE FEATURE VIDEO  . . .      Varies   07/98               Three notes outstanding.  Quarterly
--------------------                                          payments due based on gross sales.
Secured by a general                                          Unpaid accruals compounded to principal.
business security
agreement.

HOPPER  . . . . . . . . . .       12.5%   11/95               Principal and interest payments of $480
------                                                        due monthly.  No prepayment penalty.
Secured by a general
business security agreement.

KELLY . . . . . . . . . . .      Varies   02/99               Note receivable bearing interest at
-----                                                         8% to 10% from 1/195 to 1/31/99.
Secured by a general                                          Interest only payments due monthly.
business security                                             $5,000 principal reduction due
agreement.                                                    annually on December 31.  No prepay-
                                                              ment penalty.


ROHLOFF/WEITZ . . . . . . .       12.5%   03/95               Note receivable bearing interest at
-------------                                                 12.5%.  Principal and interest pay-
Secured by a general busi-                                    ments of $240.  No prepayment penalty.
ness security agreement.

UNSECURED

WICHROWSKI  . . . . . . . .      Varies   11/99               Note receivable bearing interest at
----------                                                    8% to 9.5% from 1/95 to 11/99.
                                                              Monthly payments of principal and
                                                              interest.  Annual principal reduction
                                                              of $325 due 11/1.  No prepayment
                                                              penalty.
Total

Interest Receivable . . . .
Discount on notes receivable
Deferred gain . . . . . . .


Allowance for estimated
  losses  . . . . . . . . .
                                                                                      Principal Amount of
                                                                     Carrying          Loans Subject to
        Principal                      Prior        Face Amount       Amounts         Delinquent Principal
      Description                      Liens        of Mortgage   of Mortgage (1)         or Interest
------------------------             ----------     -----------   ---------------     --------------------
                                                       (dollars in thousands)
SECURED BY OTHER THAN REAL ESTATE
CRIVELLO #2 . . . . . . . .          $   -            $879             $193                $193
-----------
Secured by a mortgage
note secured by real
property in Milwaukee, WI.

DENOTO  . . . . . . . . . .              -               7                7                   -
------
Secured by a general busi-
ness security agreement.

DOUBLE FEATURE VIDEO  . . .              -             645              181                 181
--------------------
Secured by a general
business security
agreement.

HOPPER  . . . . . . . . . .              -              44               44                   -
------
Secured by a general
business security agreement.

KELLY . . . . . . . . . . .              -              47               47                   -
-----
Secured by a general
business security
agreement.



ROHLOFF/WEITZ . . . . . . .              -              20               20                   -
-------------                        -----        --------         --------            --------
Secured by a general busi-
ness security agreement.

UNSECURED

WICHROWSKI  . . . . . . . .
----------

Total                                5,846        $24,504            18,930              $7,447
                                     =====        =======                              ========
Interest Receivable . . . .                                             389
Discount on notes receivable                                         (2,210)
Deferred gain . . . . . . .                                          (4,948)
                                                                   --------
                                                                     12,161
Allowance for estimated
  losses  . . . . . . . . .                                            (902)
                                                                    --------
                                                                    $ 11,259
                                                                    ========

-----------------------------

(1)      The aggregate cost for federal income tax purposes is $19,317.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE




                                                          1994           1993             1992
                                                       ----------     ----------        ---------
                                                                   (dollars in thousands)
Balance at January 1,. . . . . . . . . . . . . . . .  $   13,787      $   18,743        $    35,256


Additions
 New mortgage loans and
    additional fundings on
    mortgage loans . . . . . . . . . . . . . . . . .       6,837           6,430              2,747
 Loans acquired in Southmark
    settlement . . . . . . . . . . . . . . . . . . .         -               -                3,694
 New loan from sale of four
    loans. . . . . . . . . . . . . . . . . . . . . .         -               -                5,005
 Reclassification of
    participation to note payable                            -               -                1,256
 Deferred interest . . . . . . . . . . . . . . . . .           4             395                 50



Deductions
 Collections of principal. . . . . . . . . . . . . .      (1,713)         (8,997)           (11,268)
 Foreclosed properties and
    deeds-in-lieu of foreclosure . . . . . . . . . .         -            (2,363)            (3,844)
 Transfer of four loans sold
    to new loan. . . . . . . . . . . . . . . . . . .         -               -               (4,700)
 Write off of uncollectible
    mortgage loan. . . . . . . . . . . . . . . . . .        (497)            -               (5,927)
 Write off of principal due to
    pay off of mortgage loans at
    discounts. . . . . . . . . . . . . . . . . . . .         -               -               (2,910)
  Writedown of mortgage notes. . . . . . . . . . . .         -               -                 (621)
 Transfer of loans to third
    party in exchange for
    assumption of related
    liability  . . . . . . . . . . . . . . . . . . .         -              (421)               -
 Other . . . . . . . . . . . . . . . . . . . . . . .         -               -                    5
                                                      ----------      ----------        -----------


Balance at December 31,. . . . . . . . . . . . . . .  $   18,418      $   13,787        $    18,743
                                                      ==========      ==========        ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


                      ___________________________________


                                    PART III


ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of Transcontinental Realty Investors, Inc. (the "Company" or the "Registrant") are managed by a seven-member Board of Directors which is divided into three classes serving for staggered three year terms. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board of Directors and serve until their respective terms expire or until a successor has been elected or appointed.

The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of the Advisor or an officer or employee of the Company. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer or employee of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."


GEOFFREY C. ETNIRE:  Age 46, Director (Class III) (Independent) (since January
1993).

           Attorney engaged in private practice of real estate law in Pleasanton, California (since 1981); Licensed Real Estate Broker in California (since 1985); Director (1985 to 1989) of Mission Valley Bancorp; Director (1984 to 1989) and Chairman (1986 to 1989) of Bank of Pleasanton; Managing Partner (1981 to 1988) with Smith, Etnire, Polson & Scott law firm; Trustee (January 1993 to March 1995) of National Income Realty Trust ("NIRT"); and Trustee (since January
           1993) of Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Trust ("IORT").

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)


Directors (Continued)

HAROLD FURST, PH.D.:  Age 78, Director (Class II) (Independent) (since January
1995).

           Executive Vice President (since 1992) of SONY Signatures; Independent business consultant (since 1975) with emphasis on economic and financial matters; President (1973 to 1975) of Gerson Bakar & Associates, a property development, ownership and management company; Former Senior Vice President of Bank of America, N.T. and S.A. (retired 1972); and Trustee (since January 1995) of CMET and IORT.

JOHN P. PARSONS:  Age 66, Director (Class II) (Independent) (since January
1995).

           Chairman and Chief Executive Officer (since 1984) of Pierpont Corporation; Director of Zentrum Holdings Limited (NZ) (since 1984), the Pickford Foundation (since 1980), International Divertissments, Ltd. (since 1986), and Lifehouse International, Ltd.(since 1990); and Trustee (since January 1995) of CMET and IORT.

BENNETT B. SIMS:  Age 62, Director (Class III) (Independent) (since April
1990).

           Producer (since January 1994) for Blue Train Pictures; Author (since
           1964); Screen and Television Writer (since 1960); Independent Marketing Consultant (since 1980) for various companies; Professor of Dramatic Writing (since September 1987) at Tisch School of the Arts, New York University; Trustee (April 1990 to August 1994) of NIRT; Trustee (December 1992 to August 1994) of Vinland Property Trust ("VPT"); and Trustee (since April 1990) of CMET and IORT.

TED P. STOKELY: Age 61, Director (Class II) (Independent) (since April 1990) and Chairman of the Board (since January 1995).

           General Manager (since January 1993) of Minority and Elderly Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (April 1990 to August 1994) of NIRT; and Trustee (since April 1990) and Chairman of the Board (since January 1995) of CMET and IORT.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Directors (Continued)

MARTIN L. WHITE:  Age 55, Director (Class I) (Independent) (since January
1995).

           Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since
           1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; and Trustee (since January 1995) of CMET and IORT.

EDWARD G. ZAMPA: Age 60, Director (Class I) (Independent) (since January 1995).

           General Partner (since 1976) of Edward G. Zampa and Company; and Trustee (since January 1995) of CMET and IORT.

Litigation and Claims Involving Mr. Phillips

Gene E. Phillips served as a Director of the Company until December 31, 1992, and as a director until December 22, 1989 and Chief Executive Officer until September 1, 1992 of BCM. Although Mr. Phillips no longer serves as an officer or director of BCM or as a Director of the Company, he does serve as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services for the Company.

Southmark Bankruptcy. Until January 1989, Mr. Phillips served as Chairman of the Board and Director (since 1980) and President and Chief Executive Officer (since 1981) of Southmark Corporation ("Southmark"). As a result of a deadlock on Southmark's Board of Directors, Mr. Phillips, among others reached an agreement with Southmark on January 17, 1989, whereby Mr. Phillips resigned his positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983 and for which Mr. Phillips served as a director from 1987 to January 1989, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. On December 14, 1990, SJSA was converted into a Federal Association and placed in receivership. On November 26, 1993, the RTC filed lawsuits in Dallas and New York City against Mr. Phillips, six former directors, auditors and lawyers of SJSA, alleging that the auditors and former directors could and should have stopped SJSA's poor lending practice during the period it was owned by Southmark and that the former

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

directors abdicated their responsibility for reviewing loans during the same period. The Office of Thrift Supervision ("OTS") also conducted a formal examination of SJSA and its affiliates.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC and OTS settling all claims relating to his involvement with SJSA.

Litigation Against Southmark and its Affiliates Alleging Fraud or Mismanagement. There were several lawsuits filed against Southmark, its former officers and directors (including Mr. Phillips) and others, alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. All such lawsuits have been settled or dismissed without any findings or admissions of wrongdoing by Mr. Phillips.
THE COMPANY WAS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

Litigation Relating to Lincoln Savings and Loan Association, F.A. In an action filed in the United States District Court for the District of Arizona on behalf of Lincoln Savings and Loan Association, F.A. ("Lincoln") and captioned RTC v. Charles H. Keating, Jr., et al, the RTC alleged that Charles H. Keating, Jr. and other persons, including Mr. Phillips, fraudulently diverted funds from Lincoln.

The RTC alleged that Mr. Phillips aided and abetted the insider defendants in a scheme to defraud Lincoln and its regulators; that Southmark, its subsidiaries and affiliates, including SJSA, facilitated and concealed the use of Lincoln funds to finance the sale, at inflated prices, of assets of Lincoln's parent, American Continental Corp. ("ACC"), in return for loans from Lincoln and participations in contrived transactions; and that the insider defendants caused Southmark to purchase ACC assets at inflated prices. The RTC alleged that Lincoln and/or ACC engaged in three illegal transactions with Southmark or its affiliates while Mr. Phillips was affiliated with Southmark. Southmark was not a defendant in this action.

The RTC alleged nine separate causes of action against Mr. Phillips, including aiding and abetting the violation of, and conspiracy to violate, federal and state Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, violations of Arizona felony statutes, common law fraud, civil conspiracy and breach of fiduciary duty. The RTC sought to recover from the defendants more than $1 billion, as well as treble damages under the federal RICO statute, punitive damages of at least $100 million and attorneys' fees and costs.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC settling all claims relating to his involvement with Lincoln.

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication, and from 1981 to 1987 Southmark

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

raised over $500 million in investments from limited partners of several hundred limited partnerships. The following two lawsuits related to and involved such activities.

In an action filed in May 1992 in a Texas state court captioned HCW Pension Real Estate Fund, et al. v. Phillips et al., the plaintiffs, fifteen former Southmark related public limited partnerships, alleged that the defendants violated the partnership agreements by charging certain administrative costs and expenses to the plaintiffs. The complaint alleged claims for breach of fiduciary duty, fraud and conspiracy to commit to fraud and sought to recover actual damages of approximately $12.6 million plus punitive damages, attorneys' fees and costs. The defendants included, among others, Mr. Phillips. In October 1993, the court granted partial summary judgment in favor of Mr. Phillips on the plaintiffs' breach of fiduciary duty claims. Notice of non-suit in favor of Mr. Phillips was entered on March 9, 1994.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et al. v. Friedman, et al., the plaintiff, a former Southmark sponsored limited partnership, alleged a claim for breach of fiduciary duty in connection with the 1988 transfer of certain property by the partnership. The plaintiff sought damages in an unspecified amount, plus costs and attorneys' fees. The plaintiff also sought to quiet title to the property at issue. The defendants included, among others, Mr. Phillips. The lawsuit was settled in November 1994.

Board Committees

The Company's Board of Directors held ten meetings during 1994. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Company's Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served, except for Willie K. Davis and Randall K. Gonzalez, who each attended only one of the meetings held by the Audit Committee.

The Company's Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Etnire (Chairman), Parsons, Stokely and White. The Audit Committee met twice during 1994.

The Company's Board of Directors does not have Nominating or Compensation Committees.

Until January 11, 1995, the Company's Board of Directors had a Related Party Transaction Committee which reviewed and made recommendations to the Board of Directors with respect to transactions involving the

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Board Committees (Continued)

Company and any other party or parties related to or affiliated with the Company, any of its Directors or any of their affiliates, and a Litigation Committee which reviewed litigation involving Mr. Phillips. The members of each such committee were Independent Directors of the Company. During 1994, the Related Party Transaction Committee met eight times and the Litigation Committee met four times.

The Litigation Committee evaluated the nature and quality of the allegations made in any litigations or investigations involving Mr. Phillips in order to assess whether BCM should continue to act as the advisor to the Company. The Litigation Committee, while not needing to duplicate the adjudicatory process, was required to conduct any investigation that was appropriate and necessary to discharge the above obligations.

The Related Party Transaction Committee and the Litigation Committee were formed in 1990 pursuant to the settlement of the Olive litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation." In December 1994, the court approved a modification of the settlement which relieved the Company of the requirement to maintain the two committees. Accordingly, both of the committees were terminated by the Company's Board of Directors on January 11, 1995.

Executive Officers

The following persons currently serve as executive officers of the Company:
Oscar W. Cashwell, President; Karl L. Blaha, Executive Vice President and Director of Commercial Management; Bruce A. Endendyk, Executive Vice President; Randall M. Paulson, Executive Vice President; and Hamilton P. Schrauff, Executive Vice President and Chief Financial Officer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

OSCAR W. CASHWELL:  Age 67, President (since February 1994).

           President (since February 1994) of CMET and IORT; President and Director of Property and Asset Management (since January 1994) and Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; President (since February 1994) and Director (since March 1994) of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), and a company owned by BCM; Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark; and Director (since November 1992) of American Realty Trust, Inc. ("ART").

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)


Executive Officers (Continued)

KARL L. BLAHA: Age 46, Executive Vice President and Director of Commercial Management (since April 1992).

           President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to September 1993) of ART; Executive Vice President and Director of Commercial Management (since April 1992) of BCM, SAMI, CMET and IORT; Executive Vice President (since October 1992) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).


BRUCE A. ENDENDYK:  Age 46, Executive Vice President (since January 1995).

           President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET and IORT; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.


RANDALL M. PAULSON:  Age 48, Executive Vice President (since January 1995).

           Executive Vice President (since January 1995) of SAMI, ART, CMET and IORT and (since October 1994) of BCM; Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)


Executive Officers (Continued)

HAMILTON P. SCHRAUFF: Age 59, Executive Vice President and Chief Financial Officer (since October 1991).

           Executive Vice President and Chief Financial Officer (since October
           1991) of BCM, SAMI, ART, CMET and IORT; Executive Vice President and Chief Financial Officer (October 1991 to February 1994) of NIRT and VPT; Executive Vice President - Finance of Partnership Investments, Hallwood Group (December 1990 to October 1991); Vice President - Finance and Treasurer (October 1980 to October 1990) and Vice President - Finance (November 1976 to September 1980) of Texas Oil & Gas Corporation; and Assistant Treasurer - Finance Manager (February 1975 to October 1976) of Exxon U.S.A.

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Thomas A. Holland, Senior Vice President and Chief Accounting Officer; Robert A. Waldman, Senior Vice President, General Counsel and Secretary and Drew D. Potera, Treasurer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

THOMAS A. HOLLAND: Age 52, Senior Vice President and Chief Accounting Officer (since July 1990).

           Senior Vice President and Chief Accounting Officer (since July 1990) of BCM, SAMI, ART, CMET and IORT; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President- Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since
           1970).





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Officers (Continued)

ROBERT A. WALDMAN: Age 42, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993).

           Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993) of CMET and IORT; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October
           1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to
           1985) of Texas International Company (oil and gas); and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

DREW D. POTERA:  Age 35, Treasurer (since December 1990).

           Treasurer (since December 1990) of CMET and IORT; Treasurer (December 1990 to February 1994) of NIRT and VPT; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July
           1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1994. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

The Advisor

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by a contractual advisor under the supervision of the Company's Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities and financing and refinancing sources to the Company. The advisor also serves as a consultant to the Company's Board of Directors in connection with the business plan for the Company and investment policy decisions.

BCM has served as the Company's advisor since March 1989. BCM is a corporation of which Messrs. Cashwell, Blaha, Endendyk, Paulson and Schrauff serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

At the Company's annual meeting of stockholders held on March 7, 1995, the Company's stockholders approved the renewal of the Company's advisory agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of the Company's stockholders but do require the approval of the Company's Board of Directors.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Company's Board of Directors a budget and business plan for the Company containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Company's Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments by the Company shall require prior approval by the Company's Board of Directors unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Company's Board of Directors.

The Advisory Agreement also requires prior approval of the Company's Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Company's stockholders; contains a broad standard governing the Advisor's liability for losses by the Company; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Company and other entities it advises.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

The Advisor (Continued)

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Company (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Company's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Company's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Company, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Company's net investment including capital improvements, calculated over the Company's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Company for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Company equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Company or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company equal to the lesser of
(i) 1% of the amount of the loan purchased or

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

The Advisor (Continued)

(ii) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Company of any mortgage loan.

Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Company or refinancing on Company properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Company's Board of Directors. No fee shall be paid on loan extensions. Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The operating expenses of the Company in 1994, 1993 or 1992 did not exceed such limitation.

Additionally, if the Company were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management services for the Company's properties. Also as discussed below, under "Real Estate Brokerage" the Company has engaged, on a non-exclusive basis, Carmel Realty, also an affiliate of BCM, to perform brokerage services for the Company.

BCM may only assign the Advisory Agreement with the prior consent of the Company.

The directors and principal officers of BCM are set forth below.

RYAN T. PHILLIPS:                     Director

OSCAR W. CASHWELL:                    President and Director of Property and
                                      Asset Management

KARL L. BLAHA:                        Executive Vice President and Director of
                                      Commercial Management

BRUCE A. ENDENDYK:                    Executive Vice President

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

The Advisor (Continued)

RANDALL M. PAULSON:                   Executive Vice President

HAMILTON P. SCHRAUFF:                 Executive Vice President and Chief
                                      Financial Officer

CLIFFORD C. TOWNS, JR.:               Executive Vice President, Finance

STEPHEN R. YOUNG:                     Executive Vice President and Director of
                                      Acquisitions

THOMAS A. HOLLAND:                    Senior Vice President and Chief
                                      Accounting Officer

ROBERT A. WALDMAN:                    Senior Vice President, Secretary and
                                      General Counsel

DREW D. POTERA:                       Vice President, Treasurer and Securities
                                      Manager


Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property- level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and the commercial properties owned by a real estate partnership in which the Company and IORT are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the terms of the advisory agreement. Effective December 1, 1992, the Company's Board of Directors approved the non-exclusive engagement by

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

the Company of Carmel Realty to perform brokerage services for the Company. Carmel Realty is entitled to receive a real estate commission for property acquisitions and sales by the Company in accordance with the following sliding scale of total fees to be paid by the Company: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million - $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Carmel Realty or affiliates.

ITEM 11.   EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Company. The executive officers of the Company who are also officers or employees of BCM, the Company's Advisor, are compensated by the Advisor. Such executive officers of the Company perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See
ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to BCM by the Company.

The only remuneration paid by the Company is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (i) review the investment policies of the Company to determine that they are in the best interest of the Company's stockholders, (ii) review the Company's contract with the advisor, (iii) supervise the performance of the Company's advisor and review the reasonableness of the compensation which the Company pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Company and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties purchased by the Company. The Independent Directors receive compensation in the amount of $6,000 per year plus reimbursement for expenses. In addition, each Independent Director receives
(i) $3,000 per year for each committee of the Company's Board of Directors on which he serves, (ii) $2,500 per year for each committee chairmanship and (iii) $1,000 per day for any special services rendered by him to the Company outside of his ordinary duties as Director, plus reimbursement for expenses.

During 1994, the Company's Board of Directors established a Screening Committee for the purpose of interviewing candidates for nomination to the Company's Board of Directors pursuant to the Modification of Stipulation Settlement of the Olive Litigation. In connection with such services each member of the Screening Committee received a $5,000 fee.

During 1994, $120,580 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period June 1, 1994 through May 31, 1995, and 1994 special service fees as follows:
Willie K. Davis, $13,667; Geoffrey C. Etnire, $25,705; Randall K. Gonzalez, $11,000; A. Bob Jordan, $10,250; Dan L. Johnston, $17,208; Raymond V.J. Schrag, $8,750; Bennett B. Sims, $17,000; and Ted P. Stokely, $17,000.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1989 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

                           COMPARISON OF FIVE YEAR
                           CUMULATIVE TOTAL RETURN


                                   [GRAPH]


                                       1989            1990            1991             1992            1993           1994
   THE COMPANY                         100              34              56               67            134           148
   S&P 500 INDEX                       100              97             126              136            150           152
   REIT INDEX                          100              72             100              116            141           147

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 17, 1995.


                                                       Amount and Nature
    Name and Address of                                  of Beneficial         Percent of
     Beneficial Owner                                      Ownership            Class (1)
---------------------------                            -----------------       ----------
American Realty Trust, Inc.                                685,847               25.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

---------------------------

(1) Percentage is based upon 2,674,850 shares of Common Stock outstanding at March 17, 1995.

Security Ownership of Management. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of the Company as of the close of business on March 17, 1995.

                                                        Amount and Nature
                                                          of Beneficial                           Percent of
 Name of Beneficial Owner                                   Ownership                              Class (1)
--------------------------                             -------------------                        ----------
All Directors and Executive                                   895,672   (2)(3)                      33.5%
Officers as a group
(12 individuals)

---------------------------

(1) Percentage is based upon 2,674,850 shares of Common Stock outstanding at March 17, 1995.

(2) Includes 53,000 shares owned by CMET of which the Company's Directors may be deemed to be beneficial owners by virtue of their positions as trustees of CMET. The Directors of the Company disclaim beneficial ownership of such shares.

(3) Includes 17,650 shares owned by SAMLP, 139,175 shares owned by BCM and 685,847 shares owned by ART, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of SAMI, BCM and ART. The executive officers of the Company disclaim beneficial ownership of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain Business Relationships

In February 1989, the Company's Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor." BCM is a corporation of which Messrs.
Cashwell, Blaha, Endendyk, Paulson and Schrauff serve as executive officers. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for
the benefit of the children of Mr. Phillips.   Mr. Phillips serves as a
representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

Since February 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and the commercial properties owned by a real estate partnership in which the Company and IORT are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Company. Carmel Realty is a company owned by SWI.

The Directors and officers of the Company also serve as trustees and officers of CMET and IORT. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and IORT have the same relationship with BCM as the Company. The Company owned approximately 22% of the outstanding shares of beneficial interest of IORT at December 31, 1994. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and director of ART until November 16, 1992. In addition, Messrs. Blaha, Endendyk, Paulson and Schrauff serve as executive officers of ART and Mr. Cashwell serves as director of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part- time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy on October 12, 1994.

Related Party Transactions

Historically, the Company has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. The Company's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Company as could have been obtained from unrelated third parties.

In December 1994, NCPO Texas, Ltd., a Texas limited partnership, purchased the North Central Plaza One Building, a 197,848 square foot office building in Dallas, Texas for $12.4 million, consisting of $4.2 million in cash and new mortgage financing of $8.2 million. The mortgage bears interest at 8.625% per annum, requires monthly payments of principal and interest of $68,994 and matures January 31, 2017. The Company is the sole limited partner of the partnership with a 97.5% limited partner interest. The general partner of the partnership, with a 2.5% general partner interest, is Ensearch Holding Company, a corporation controlled by an adult son of A. Bob Jordan, a Director of the Company until March 7, 1995. The Company has the option to acquire such general partner interest at any time for one dollar upon obtaining the consent of the lender and a release from the lender of the general partner's loan guarantee. The Company intends to exercise such option.

At December 31, 1994, the Company owned a combined 63.7% general and limited partner interest in Tri-City Limited Partnership, a limited partnership in which IORT is a 36.7% general partner. The Company owns 170,750 shares of beneficial interest of IORT, an approximate 22% interest.

In 1994, the Company paid BCM and its affiliates $1.7 million in advisory fees, $397,000 in property acquisition fees, $1.7 million in real estate brokerage commissions, $163,000 in mortgage equity and refinancing fees and $1.3 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $706,000 in 1994.

Restrictions on Related Party Transactions

Article FOURTEENTH of the Company's Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (i) any director, officer or employee of the Company, (ii) any director, officer or employee of the advisor, (iii) the advisor or (iv) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Board of Directors or the appropriate committee thereof and (b) the Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon.

Article FOURTEENTH defines an "Independent Director" as one who is neither an officer or employee of the Company nor a director, officer or employee of the Company's advisor.

From 1990 until January 11, 1995, all related party transactions that the Company entered into were required to be reviewed by the Related Party Transaction Committee of the Company's Board of Directors to determine whether such transactions were: (i) fair to the Company and (ii) were permitted by the Company's Articles of Incorporation. Each of the members of the Related Party Transaction Committee was an Independent Director, who was not an officer, director or employee of BCM, the Company's Advisor, and was not an officer or employee of the Company. The Related Party Transaction Committee was terminated by the Company's Board of Directors on January 11, 1995.

Pursuant to the terms of the Modification of Stipulation of Settlement in the Olive Litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, any related party transaction which the Company may enter into prior to April 27, 1999, will require the unanimous approval of the Company's Board of Directors. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
    December 31, 1994 and 1993

Consolidated Statements of Operations -
    Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -
    Years Ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule III -         Real Estate and Accumulated Depreciation

Schedule IV  -         Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.  Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Trust (Incorporated by reference to Item 8 of Income Opportunity Realty Trust's Annual Report on Form 10-K for the year ended December 31, 1994).

4.  Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                                                  Description
-------           -----------------------------------------------------------------------------------------------------
 3.0              Articles of Incorporation of Transcontinental Realty Investors, Inc. (incorporated by reference to
                  Exhibit No. 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

 3.1              By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                                            Description
-------     ----------------------------------------------------------------------------------------------------------
10.0        Advisory Agreement dated as of March 24, 1992 between Transcontinental Realty Investors, Inc. and National
            Realty Advisors, Inc. (incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on
            Form 8-K dated March 18, 1992).

10.1        Advisory Agreement dated as of December 1, 1992, between Transcontinental Realty Investors, Inc. and Basic
            Capital Management, Inc. (incorporated by reference to Exhibit No. 10.2 to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1992).

10.2        Advisory Agreement dated as of March 7, 1995, between Transcontinental Realty Investors, Inc. and Basic
            Capital Management, Inc., filed herewith.

10.3        Brokerage Agreement dated as of December 1, 1992, between Transcontinental Realty Investors, Inc. and Carmel
            Realty, Inc. (incorporated by reference to Exhibit No. 10.3 to the Registrant's Annual Report on Form 10-K
            for the year ended December 31, 1992).

10.4        Brokerage Agreement dated as of February 11, 1994, between Transcontinental Realty Investors, Inc. and
            Carmel Realty, Inc. (incorporated by reference to Exhibit No. 10.4 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1993).

10.5        Brokerage Agreement dated as of February 11, 1995 between Transcontinental Realty Investors, Inc. and Carmel
            Realty, Inc., filed herewith.

27.0        Financial Data Schedule.

99.0        Settlement Agreement and Mutual Release, dated as of December 27, 1991, between Southmark Corporation, et
            al. and Gene E. Phillips, et al. (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 27, 1991).

99.1        Agreement, dated as of February 25, 1992, between Gene E. Phillips, William S. Friedman, American Realty
            Trust, Inc., Syntek West, Inc., National Realty Advisors, Inc., Transcontinental Realty Investors, Inc.,
            Continental Mortgage and Equity Trust, National Income Realty Trust and Income Opportunity Realty Trust
            (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 25, 1992).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


(b)   Reports on Form 8-K:

      A Current Report on Form 8-K, dated November 1, 1994, was filed with respect to Item 2, "Acquisition or Disposition of Assets", and Item 7, "Financial Statements and Exhibits", which reports the acquisition of Summerfield Apartments.

      A Current Report on Form 8-K, dated December 13, 1994, was filed with respect to Item 2, "Acquisition or Disposition of Assets,", and Item 7, "Financial Statements and Exhibits", which reports the acquisition of North Central Plaza One Office Building and which was amended on Form 8-K/A filed February 3, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            TRANSCONTINENTAL REALTY INVESTORS, INC.




Dated: March 29, 1995                                       By:    /s/ Oscar W. Cashwell
      -----------------------------------                      -------------------------------------
                                                                 Oscar W. Cashwell
                                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:                                                         By:    /s/ Ted P. Stokely
   --------------------------------------                      -------------------------------------
     Geoffrey C. Etnire                                          Ted P. Stokely
     Director                                                    Director




By:     /s/ Harold Furst, Ph.D.                             By:    /s/ Martin L. White
   --------------------------------------                      -------------------------------------
     Harold Furst, Ph.D.                                         Martin L. White
     Director                                                    Director




By:     /s/ John P. Parsons                                 By:    /s/ Edward G. Zampa
   --------------------------------------                      -------------------------------------
     John P. Parsons                                             Edward G. Zampa
     Director                                                    Director




By:     /s/ Bennett B. Sims
   --------------------------------------
     Bennett B. Sims
     Director





By:     /s/ Hamilton P. Schrauff                            By:    /s/ Thomas A. Holland
   --------------------------------------                      -------------------------------------
     Hamilton P. Schrauff                                        Thomas A. Holland
     Executive Vice President and                                Senior Vice President and
     Chief Financial Officer                                     Chief Accounting Officer


Dated: March 29, 1995
      -----------------------------------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1994





Exhibit
Number                            Description                                                      Page
-------                        -----------------                                                  ------
10.2              Advisory Agreement dated as of March 7, 1995,                                       103
                  between Transcontinental Realty Investors,
                  Inc. and Basic Capital Management, Inc.

10.5              Brokerage Agreement dated as of February 11,                                        129
                  1995, between Transcontinental Realty
                  Investors, Inc. and Carmel Realty, Inc.

27.0              Financial Data Schedule.                                                            138