Form 10-Q
period 1995-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1995-05-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995
                                                            --------------

                         Commission File Number 0-13291
                                                -------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                             94-6565852
- ---------------------------------                          ---------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)




 10670 North Central Expressway, Suite 300, Dallas, Texas                75231
- --------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)



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
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                      2,674,850
- ----------------------------         ---------------------------------
          (Class)                      (Outstanding at April 28, 1995)

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

                   TRANSCONTINENTAL REALTY INVESTORS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                             March 31,         December 31,
                                                               1995                1994
                                                          --------------       --------------
                        Assets                                  (dollars in thousands)
                        ------
Notes and interest receivable
 Performing........................................       $       10,706       $       10,659
 Nonperforming, nonaccruing........................                1,482                1,502
                                                          --------------       --------------
                                                                  12,188               12,161
Real estate held for sale, net of accumulated
 depreciation ($549 in 1995 and $514 in 1994)......                8,350                8,373

Less - allowance for estimated losses..............                 (951)                (960)
                                                          --------------       --------------
                                                                  19,587               19,574
Real estate held for investment, net of
 accumulated depreciation ($32,989 in 1995 and
 $31,035 in 1994)..................................              229,103              213,445
Investment in real estate entities.................                8,795                8,577
Cash and cash equivalents..........................                  755                  563
Other assets (including $369 in 1995 and $212 in
 1994 due from affiliates).........................                6,017                5,805
                                                          --------------       --------------
                                                          $      264,257       $      247,964
                                                          ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable.........................       $      158,880       $      145,514
Other liabilities (including $5,541 in 1995 and
 $2,314 in 1994 to affiliates).....................               13,151                9,273
                                                          --------------       --------------
                                                                 172,031              154,787

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 2,674,850 shares..                   27                   27
Paid-in capital....................................              219,049              219,049
Accumulated distributions in excess of
 accumulated earnings..............................             (126,850)            (125,899)
                                                          --------------       --------------
                                                                  92,226               93,177
                                                          --------------       --------------
                                                          $      264,257       $      247,964
                                                          ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Three Months
                                                                    Ended March 31,
                                                         -----------------------------------
                                                              1995                 1994
                                                         --------------       --------------
                                                                 (dollars in thousands,
                                                                    except per share)
Income
 Rents............................................       $       11,140       $        8,440
 Interest.........................................                  374                  424
 Equity in income (loss) of investees.............                   71                  (14)
                                                         --------------       --------------
                                                                 11,585                8,850

Expenses
 Property operations..............................                7,337                6,346
 Interest.........................................                3,554                2,379
 Depreciation.....................................                1,989                1,458
 Advisory fee to affiliate........................                  488                  431
 General and administrative.......................                  461                  505
                                                         --------------       --------------
                                                                 13,829               11,119
                                                         --------------       --------------

(Loss) before gain on sale of partnership
 interests and extraordinary gain.................               (2,244)              (2,269)
Gain on sale of partnership interests.............                  -                  2,514
Extraordinary gain................................                1,293                  -
                                                         --------------       --------------
Net income (loss).................................       $         (951)      $          245
                                                         ==============       ==============


Earnings Per Share
(Loss) before gain on sale of partnership
 interests and extraordinary gain.................       $         (.84)      $         (.85)
Gain on sale of partnership interests.............                  -                    .94
Extraordinary gain................................                  .48                  -
                                                         --------------       --------------
Net income (loss).................................       $         (.36)      $          .09
                                                         ==============       ==============


Common shares used in computing earnings per
 share............................................            2,674,850            2,674,850
                                                         ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1995






                                                                                    Accumulated
                                                                                   Distributions
                                       Common Stock                                in Excess of
                                --------------------------          Paid-in         Accumulated         Stockholders'
                                    Shares        Amount            Capital          Earnings              Equity
                                -------------   -----------      --------------   --------------        --------------
                                                                  (dollars in thousands)
Balance, January 1,
  1995.....................         2,674,850   $        27      $      219,049   $     (125,899)       $       93,177

Net (loss).................               -             -                   -               (951)                 (951)
                                -------------   -----------      --------------   --------------        --------------

Balance, March 31, 1995....         2,674,850   $        27      $      219,049   $     (126,850)       $       92,226
                                =============   ===========      ==============   ==============        ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Three Months
                                                                   Ended March 31,
                                                         -----------------------------------
                                                              1995                1994
                                                         --------------       --------------
                                                                (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................       $       10,991       $        8,433
 Interest collected...............................                  302                  370
 Interest paid....................................               (3,226)              (2,037)
 Payments for property operations.................               (7,404)              (6,916)
 Advisory fee paid to affiliate...................                 (449)                (392)
 General and administrative expenses paid.........                 (451)                (642)
 Distributions from equity investees' operating
    cash flow.....................................                   73                   88
 Other............................................                  204                 (108)
                                                         --------------       --------------
    Net cash provided by (used in) operating
       activities..................................                  40               (1,204)

Cash Flows from Investing Activities
 Collections on notes receivable..................                   36                   84
 Real estate improvements.........................               (3,553)                (554)
 Acquisition of real estate.......................                 (166)                 -
 Contributions to equity investees................                 (384)                (271)
 Proceeds from sale of partnership interests......                  -                  2,651
 Proceeds from sale of real estate................                  -                  1,573
                                                         --------------       --------------
    Net cash provided by (used in) investing
       activities..................................              (4,067)               3,483

Cash Flows from Financing Activities
 Payments on notes payable........................                 (440)                (661)
 Proceeds from notes payable......................                6,150                   48
 Payoffs of notes payable.........................               (5,014)                 -
 Advances from advisor............................                3,523                  -
                                                         --------------       --------------
    Net cash provided by (used in) financing
       activities..................................               4,219                 (613)

Net increase in cash and cash equivalents..........                 192                1,666
Cash and cash equivalents, beginning of period.....                 563                5,902
                                                         --------------       --------------
Cash and cash equivalents, end of period...........      $          755       $        7,568
                                                         ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                             -----------------------------------
                                                                                  1995                1994
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
Net income (loss)..................................                          $         (951)      $          245
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization....................                                    2,105                1,504
 Gain on sale of partnership interests............                                      -                 (2,514)
 Extraordinary gain...............................                                   (1,293)                 -
 Equity in (income) loss of investees.............                                      (71)                  14
 Distributions from equity investees in excess of
    current period earnings........................                                      73                   88
 (Increase) decrease in interest receivable.......                                      (11)                  10
 (Increase) decrease in other assets..............                                       36                 (169)
 Increase in interest payable.....................                                      151                  232
 Increase (decrease) in other liabilities.........                                        1                 (614)
                                                                             --------------       --------------
    Net cash provided by (used in) operating
       activities...................................                         $           40       $       (1,204)
                                                                             ==============       ==============
Noncash investing and financing activities

 Note receivable from sale of real estate with
    carrying value of $2,579.......................                          $          -         $        5,537





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The Company, a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983. The Company invests in real estate through direct equity ownership, leases and partnerships and also has invested in mortgage loans on real estate, including first, wraparound and junior mortgage loans. The Company is no longer seeking to fund or acquire new mortgage loans other than those which it may originate in conjunction with providing purchase money financing of a property sale.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998, is secured by a first lien on the properties sold and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the borrower. The borrower did not make the scheduled February 1995 principal and interest payments. The Company has commenced negotiations with the borrower in an effort to correct the default. As negotiations are in a preliminary stage, it is too early to predict their outcome. However, if the Company were to foreclose the collateral property securing the note it would not incur a loss as the fair value of the property exceeds the carrying amount of the note.

NOTE 3.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

At December 31, 1994, the Company was a 50% general partner in both Twinbrook Village Associates, which owns Twinbrook Village Apartments in Rockville, Maryland, and Gate Laurel Associates, which owns the Westgate of Laurel Apartments in Laurel, Maryland. Effective January 1, 1995, the other 50% general partners conveyed their interests in the partnerships to the Company in exchange for a release from their general partner liability.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

In January 1995, the Company refinanced the mortgage debt secured by the Shadow Run Apartments, an apartment complex in Pinellas Park, Florida. The new first mortgage of $7.2 million bears interest at 10.21% per annum, requires monthly payments of principal and interest of $64,305 and matures February 1, 2002.
The Company used the refinancing proceeds and $300,000 of its cash reserves to pay the existing mortgage of $7.0 million, accrued but unpaid interest, real estate taxes, financing fees and closing costs. The Company paid a mortgage brokerage and equity refinancing fee of $72,000 to Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $7.2 million refinancing. Prior to the refinancing, the Company had agreed to purchase the remaining general partner interest in Shadow Run Associates, which owns the Shadow Run Apartments, for $50,000 in cash. The purchase was completed in April 1995.

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1995 (dollars in thousands):

                                                                        1995
                                                                       -------
        Rents and interest income.............................         $ 3,228
        Depreciation..........................................            (453)
        Property operations...................................          (1,800)
        Interest expense......................................            (793)
                                                                       -------
        Net income............................................         $   182
                                                                       =======

NOTE 4.   NOTES PAYABLE

The Company owns Institute Place Lofts, an office building in Chicago, Illinois. The Company did not payoff the $6.5 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. In July 1994, the property was placed in bankruptcy. In January 1995, the bankruptcy court approved a plan of reorganization which provided for a reduction in the mortgage's principal balance to $4.1 million, reduced the pay rate to 6% per annum in the first year, increasing to 10.25% per annum in the fourth year, with interest accruing at 10.25% per annum. In February and March 1995, the Company funded required escrows of $500,000 to satisfy outstanding property taxes and to cover projected negative cash flow of the property. The Company recorded no gain or loss as a result of the debt restructuring.

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, in the amount of $6.2 million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refi-

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   NOTES PAYABLE (Continued)

nancing. The new mortgage bears interest at a variable rate of 2.75% above the average yield of United States Treasury Securities, currently 6.375% per annum, requires monthly payments of principal and interest and matures April 1, 1998. The Company guaranteed repayment of $1.3 million of the mortgage. The Company recognized an extraordinary gain of $1.3 million on the payoff of the existing mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

In April 1995, the Company obtained mortgage financing of $1.2 million secured by the previously unencumbered Venture Centre Office Building in Atlanta, Georgia. The Company received net cash of $1.1 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.79% per annum, requires monthly payments of principal and interest of $10,405 and matures May 1, 2005. The Company guaranteed repayment of the mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $12,000 to BCM based on the $1.2 million financing.

Also in April 1995, the Company modified and extended three of the mortgage loans secured by the Dunes Plaza Shopping Center. The three loans, totaling $4.6 million after a principal reduction payment of $185,000, were consolidated into one loan. In consideration of the Company's principal paydown, the lender forgave $48,000 of the consolidated loan's principal balance. The new loan provides that for every $3.86 of principal prepayments made by the Company during the first year, the lender will forgive $1.00 of indebtedness, up to $191,632. Also, for each $3.86 of certain capital and tenant improvement expenditures approved by the lender, the lender shall forgive an additional $1.00 of indebtedness, up to $323,507. The consolidated loan bears interest at 9.5% per annum, requires monthly payments of principal and interest of $42,505 and matures March 10, 2000. The Company recorded an extraordinary gain of $48,000 on the debt forgiveness.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 6.   SUBSEQUENT EVENTS

On May 5, 1995, the Republic Towers Office Building in Dallas, Texas, sustained considerable damage from flooding, which disabled the electrical systems of the building. The Company is still reviewing the extent of the damage, but believes that it is adequately covered by insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through direct ownership, leases and partnerships and has invested in mortgage loans, including first, wraparound and junior mortgage loans. The Company was organized on September 6, 1983 and commenced operations on January 31, 1984.

Cash and cash equivalents aggregated $755,000 at March 31, 1995 compared with $563,000 at December 31, 1994. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Liquidity and Capital Resources

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, in the amount of $6.2 million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and for the payment of various closing costs associated with the refinancing.

In April 1995, the Company obtained mortgage financing secured by the previously unencumbered Venture Centre Office Building in Atlanta, Georgia, in the amount of $1.2 million. The Company received net cash of $1.1 million after the funding of required tax and insurance escrows and the payment of various closing costs associated with the financing.

Also in April 1995, the Company modified, extended and consolidated three of the mortgage loans secured by the Dunes Plaza Shopping Center. In conjunction with the modification, the Company made a $185,000 principal paydown.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through April 28, 1995, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1995.

On a quarterly basis, the Company's management reviews the carrying amount of the Company's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying amount of such assets cannot exceed the lower of their respective carrying amounts or estimated net realiz-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

able value. In an instance where the estimated net realizable value is less than the carrying amount at the time of evaluation, a provision for loss is recorded by a charge against earnings. The estimate of net realizable value of the mortgage notes receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

The Company's net loss for the three months ended March 31, 1995 was $951,000 as compared to net income of $245,000 in the corresponding period in 1994. The Company's 1995 net loss includes extraordinary gains of $1.3 million and its 1994 net income includes a gain on sale of partnership interests of $2.5 million. Fluctuations in the major components of the Company's revenues and expenses between the 1994 and 1995 periods are discussed below.

Net rental income (rents less property operating expenses) was $3.8 million for the three months ended March 31, 1995 compared to $2.1 million for the corresponding period in 1994. The increase is attributable to net rental income of $1.0 million from properties acquired subsequent to the first quarter of 1994 and an increase of $773,000 due to increased rents and decreased property operating expenses at several of the Company's apartment complexes and commercial properties. These increases were partially offset by a decrease of $200,000 due to properties sold subsequent to the first quarter of 1994.

Interest income decreased from $424,000 in the three months ended March 31, 1994 to $374,000 in the corresponding period in 1995. The decrease is due primarily to the paydown and modification of one of the Company's mortgage notes receivable in June 1994.

Equity in income (loss) of investees was income of $71,000 for the three months ended March 31, 1995 compared to a loss of $14,000 for the corresponding period in 1994. The equity income in the three months ended March 31, 1995 is due primarily to an increase in occupancy rates and common area maintenance cost recoveries at one of the Company's equity investee's commercial properties.

Interest expense for the three months ended March 31, 1995 was $3.6 million as compared to $2.4 million for the corresponding period in 1994. This increase is attributable to properties acquired subject to debt and property refinancings subsequent to March 31, 1994.

Depreciation expense increased to $2.0 million in the three months ended March 31, 1995 as compared to $1.5 million in the corresponding period

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in 1994. This increase is attributable to properties acquired, subject to debt, subsequent to March 31, 1994.

Advisory fee to affiliate increased to $488,000 in the three months ended March 31, 1995 as compared to $431,000 in the corresponding period in 1994. The increase is due to the increase in the Company's gross assets, the basis for such fee. The advisory fee is expected to continue to increase as the Company makes additional property acquisitions.

General and administrative expenses decreased to $461,000 for the three months ended March 31, 1995 compared to $505,000 in the corresponding period in 1994. The decrease is primarily attributable to decreased legal fees and advisor cost reimbursements.

In the first quarter of 1995, the Company recognized extraordinary gains totaling $1.3 million on the payoff of the mortgage debt secured by the Fountain Village Apartments and the Dunes Plaza Shopping Center. No such gain was recognized in 1994. See NOTE 4. "NOTES PAYABLE." In the first quarter of 1994, the Company recognized a gain of $2.5 million on the sale of its interests in two partnerships. No such gain was recognized in 1995. See NOTE
3.  "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

Tax Matters

As more fully discussed in the Company's 1994 Form 10-K, the Company has elected and, in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties, and correspondingly, the ultimate gains to be realized by the Company from property sales. To the effect that inflation affects interest rates, the Company's earnings from short-term investments and the cost of new financings as well as the cost of its variable note financing will be affected.

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

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". The statement requires that long-lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the assets carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Company's management has not fully evaluated the effects of adopting SFAS No. 121, but expects that the Company's policy with regard to the classification of foreclosed revenue producing properties as assets held for sale will require reevaluation.

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Recent Accounting Pronouncement (Continued)

classifying foreclosed revenue producing assets as held for sale its depreciation in the first quarter of 1995 would have been reduced by $33,000, its net loss reduced by a like amount and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required.

                       __________________________________


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Company together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT") and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement. Final court approval was entered on December 12, 1994. The effective date of the modification was January 11, 1995.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement agreement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. Under the Modification, the Company, CMET, IORT and NIRT and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORT and NIRT have agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities.

In March 1995, the plaintiffs brought a derivative suit in the United States District Court for the Northern Illinois Eastern Division entitled Robert Johnstone, on behalf of National Income Realty Trust and John Pedjoe, on behalf of Transcontinental Realty Investors, Inc. v. First Bank System, Inc., First Bank National Association, First Bank (N.A.), FBS Business Finance Corporation and David A. Wabick. The suit seeks unspecified damages for breach of fiduciary duty, fraud, misappropriation and conversion and conspiracy. The suit alleges that the defendants engaged in a series of transactions with NIRT and the Company during 1991 and 1992 which resulted in damage to NIRT and the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


Exhibit
Number                                    Description
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



                                                TRANSCONTINENTAL REALTY
                                                INVESTORS, INC.




Date:       May 12, 1995                   By:  /s/ Oscar W. Cashwell
     ----------------------------               --------------------------------
                                                Oscar W. Cashwell
                                                President





Date:       May 12, 1995                   By:  /s/ Hamilton P. Schrauff
     ----------------------------               --------------------------------
                                                Hamilton P. Schrauff
                                                Executive Vice President and
                                                Chief Financial Officer

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months ended March 31, 1995





Exhibit                                                                Page
Number                         Description                            Number
- -------     ---------------------------------------------------       ------
  27.0      Financial Data Schedule                                     18