Form 10-Q
period 1995-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1995-08-10
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1995


                         Commission File Number 0-13291


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                                  94-6565852
---------------------------------                                 ---------------------
 (State or Other Jurisdiction of                                     (I.R.S. Employer
  Incorporation or Organization)                                   Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas                75231
-----------------------------------------------------------------------------------
(Address of Principal Executive Office)                               (Zip Code)


                                 (214) 692-4700
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                              ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                     2,674,850
----------------------------         ----------------------------------
          (Class)                      (Outstanding at July 28, 1995)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                              June 30,           December 31,
                                                                1995                1994
                                                           --------------       -------------
                                                                 (dollars in thousands)
                        Assets
                        ------
Notes and interest receivable
 Performing........................................        $       10,544       $       10,659
 Nonperforming, nonaccruing........................                 1,495                1,502
                                                           --------------       --------------
                                                                   12,039               12,161
Real estate held for sale, net of accumulated
 depreciation ($587 in 1995 and $514 in 1994)......                 8,451                8,373

Less - allowance for estimated losses..............                  (951)                (960)
                                                           --------------       --------------
                                                                   19,539               19,574
Real estate held for investment, net of
 accumulated depreciation ($37,313 in 1995 and
 $31,035 in 1994)..................................               239,081              213,445
Investment in real estate entities.................                 6,485                8,577
Cash and cash equivalents..........................                 1,541                  563
Other assets (including $276 in 1995 and $212 in
 1994 from affiliates).............................                 6,000                5,805
                                                           --------------       --------------
                                                           $      272,646       $      247,964
                                                           ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable.........................        $      172,296       $      145,514
Other liabilities (including $3,876 in 1995 and
 $2,314 in 1994 to affiliates).....................                11,305                9,273
                                                           --------------       --------------
                                                                  183,601              154,787

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,00
 shares; issued and outstanding, 2,674,850 shares..                    27                   27
Paid-in capital....................................               219,049              219,049
Accumulated distributions in excess of
 accumulated earnings..............................              (130,031)            (125,899)
                                                           --------------       --------------
                                                                   89,045               93,177
                                                           --------------       --------------
                                                           $      272,646       $      247,964
                                                           ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For the Three Months                     For the Six Months
                                             Ended June 30,                          Ended June 30,
                                    ---------------------------------       --------------------------------
                                         1995               1994                 1995               1994
                                    --------------      --------------      ---------------     -------------
                                                     (dollars in thousands, except per share)
Income
 Rents.......................       $       11,853      $        8,832      $        22,993     $      17,272
 Interest....................                  350                 383                  724               807
 Equity in income (losses) of
   investees.................               (1,070)                  3                 (999)              (11)
                                    --------------      --------------      ---------------     -------------
                                            11,133               9,218               22,718            18,068

Expenses
 Property operations.........                7,586               7,349               14,923            13,695
 Interest....................                4,048               2,549                7,602             4,928
 Depreciation................                2,120               1,470                4,109             2,928
 Advisory fee to affiliate...                  506                 411                  994               842
 General and administrative..                  602                 373                1,063               878
 Litigation settlement.......                 (500)                -                   (500)              -
                                    --------------      --------------      ---------------     -------------
                                            14,362              12,152               28,191            23,271
                                    --------------      --------------      ---------------     -------------

(Loss) before gain on sale of
 partnership interests and
 extraordinary gain..........               (3,229)             (2,934)              (5,473)           (5,203)
Gain on sale of partnership
 interests...................                  -                   -                    -               2,514
Extraordinary gain...........                   48                 -                  1,341               -
                                    --------------      --------------      ---------------     -------------

Net (loss)...................       $       (3,181)     $       (2,934)     $        (4,132)    $      (2,689)
                                    ==============      ==============      ===============     =============


Earnings Per Share
 (Loss) before gain on sale
   of partnership interests
   and extraordinary gain....       $        (1.21)     $        (1.10)     $         (2.05)    $       (1.95)
   Gain on sale of
    partnership interests....                                     -                    -                  .94
 Extraordinary gain..........                  .02                -                     .50                -
                                    --------------      --------------      ---------------     -------------

 Net (loss)..................       $        (1.19)     $        (1.10)     $         (1.55)    $       (1.01)
                                    ==============      ==============      ===============     =============


Common shares used in
 computing earnings per share            2,674,850           2,674,850            2,674,850         2,674,850
                                    ==============      ==============      ===============     =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1995






                                                                                    Accumulated
                                                                                   Distributions
                                          Common Stock                             in Excess of
                                   ------------------------          Paid-in        Accumulated         Stockholders'
                                     Shares        Amount            Capital          Earnings             Equity
                                   ----------   -----------      --------------   --------------       ---------------
                                                                (dollars in thousands)
Balance, January 1,
  1995.....................         2,674,850   $        27      $      219,049   $     (125,899)       $       93,177

Net (loss).................               -             -                   -             (4,132)               (4,132)
                                    ---------   -----------      --------------   --------------        --------------
Balance, June 30, 1995.....         2,674,850   $        27      $      219,049   $     (130,031)       $       89,045
                                    =========   ===========      ==============   ==============        ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   For the Six Months
                                                                     Ended June 30,
                                                         -----------------------------------
                                                              1995                 1994
                                                         --------------       --------------
                                                                (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................       $       22,910       $       17,081
 Interest collected...............................                  629                  696
 Interest paid....................................               (6,914)              (4,188)
 Payments for property operations.................              (14,343)             (15,267)
 Advisory fee paid to affiliate...................               (1,015)                (855)
 General and administrative expenses paid.........               (1,169)              (1,000)
 Distributions from investees.....................                  178                  212
 Cash from replacement reserves...................                  277                   38
 Litigation settlement............................                  500                  -
 Other............................................                  192                  263
                                                         --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                1,245               (3,020)


Cash Flows from Investing Activities
 Collections on notes receivable..................                  208                1,413
 Real estate improvements.........................               (5,603)              (1,114)
 Acquisition of real estate.......................                 (166)              (1,775)
 Contributions to investees.......................                 (408)                (572)
 Proceeds from sale of partnership interests......                  -                  2,651
 Proceeds from sale of real estate................                  -                  1,619
                                                         --------------       --------------

    Net cash provided by (used in) investing
       activities.................................               (5,969)               2,222

Cash Flows from Financing Activities
 Payments on notes payable........................              (12,208)              (1,103)
 Proceeds from notes payable......................               15,492                2,297
 Advances from advisor............................                2,418                  -
                                                         --------------       --------------

    Net cash provided by  financing activities....                5,702                1,194


Net increase  in cash and cash equivalents........                  978                  396
Cash and cash equivalents, beginning of period....                  563                5,902
                                                         --------------       --------------

Cash and cash equivalents, end of period..........       $        1,541       $        6,298
                                                         ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                 For the Six Months
                                                                   Ended June 30,
                                                        -----------------------------------
                                                             1995                 1994
                                                        --------------       --------------
                                                               (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss)........................................      $       (4,132)      $       (2,689)
 Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization....................               4,312                3,025
 Gain on sale of partnership interests............                 -                 (2,514)
 Extraordinary gain...............................              (1,341)                 -
 Equity in losses of investees....................                 999                   11
 Distributions from investees in excess of current
    period earnings...............................                 178                  212
 Decrease in interest receivable..................                  26                   17
 (Increase) decrease in other assets..............                 238                  (64)
 Increase in interest payable.....................                 363                  515
 Increase (decrease) in other liabilities.........                 602               (1,533)
                                                        --------------       --------------

    Net cash provided by (used in) operating
       activities.................................      $        1,245       $       (3,020)
                                                        ==============       ==============


Noncash investing and financing activities

Real estate obtained in satisfaction of a note receivable with no carrying value

 Carrying value of real estate received...........      $        2,519       $          -

 Carrying value of debt assumed...................               2,675                  -

Notes payable from acquisition of real estate.....                 -                 10,584

Notes receivable from sale of real estate with
 carrying value of $2,679 in 1994.................                 -                  5,637

Acquisition of remaining general partner interests in three partnerships

 Carrying value of assets received................              22,807                  -

 Carrying value of liabilities assumed............              21,481                  -





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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas. The note receivable bears interest at 8.0% per annum, requires annual payments of principal of $850,000 plus accrued interest through maturity in February 1998, is secured by a first lien on the properties sold and provides discounts of up to $1.2 million for early payments. The note is guaranteed by companies affiliated with the borrower. The borrower did not make the scheduled February 1995 principal and interest payments. In July 1995, the Company agreed to a tentative settlement proposal that provides for the following: (i) the Company to receive $2.5 million in cash; (ii) the Company's release of all the land securing the note except for 400 acres of developed residential land; (iii) the Company's acceptance of a new $1.1 million note secured by the 400 acres of land, such note to bear interest at 9.0% and mature 60 days from closing;
(iv) the Company's granting the borrower a 60 day option to purchase the 70 developed residential lots currently held by the Company for $250,000; (v) the Company's receiving 10 acres of developed land, zoned multi-family; and (vi) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower will have the option to repurchase at $5.00 per share for two years from closing. The Company can give no assurance that the proposed settlement will occur. If the proposed settlement does not occur and the Company forecloses on the collateral securing the note receivable, the Company will not incur a loss as the estimated fair value of the property is greater than the carrying value of the note.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)


In April 1995, a note receivable with a principal balance of $100,000 plus accrued interest was paid in full.

In June 1995, the Company obtained the Gladstell Forest Apartments, a 136 unit apartment complex in Conroe, Texas through foreclosure of a note receivable which the Company had received in December 1991 in satisfaction of a debtor's guarantee of another obligation to the Company. The Company had assigned no value to the note receivable. In conjunction with the foreclosure, the Company refinanced the property's $2.7 million mortgage for a like amount with the Company receiving no net refinancing proceeds.

In April and May 1995, two mortgage notes receivable, secured by developed residential lots in Greensboro, North Carolina, in the amounts of $19,000 and $21,000, respectively, were paid in full.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In February 1995, the Company purchased 8,153 square feet of land across from the Republic Towers Office Building ("Republic Towers") in Dallas, Texas for $166,000 in cash.

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE," in June 1995, the Company obtained the Gladstell Forest Apartments through foreclosure.

On May 5, 1995, Republic Towers sustained considerable damage from flooding, which disabled the electrical and mechanical systems of the building. The building was shut down for repairs from May 8, 1995 through July 17, 1995. The Company believes that the loss is adequately covered by insurance.

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

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

The Company owns a 63.7% limited and general partner interest and Income Opportunity Realty Trust ("IORT") owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns five properties in Texas. In July 1995, the Company received distributions of $223,000 from the partnership's operating cash flow.

In August 1990, the Company purchased a 10% general partner interest in Nakash Income Associates ("NIA") for $500,000, and in February 1993, purchased another 50% interest for $50,000. NIA owns two wraparound mortgage notes receivable, one of which is secured by the Green Hills Shopping Center ("Green Hills") in Onandaga, New York. The shopping center in turn is owned by Green Hills Associates ("GHA"). In July 1995, GHA determined that further investment in Green Hills was not justified, and further that it intends to deed the property back to the first lienholder in lieu of foreclosure. As GHA has no other assets, the wraparound note receivable held by NIA will become uncollectible, and therefore, at June 30, 1995, NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Company's equity share of the loss is $901,000.

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1995 (dollars in thousands):

                                                                             1995
                                                                         ------------
        Rents and interest income.............................            $     5,320
        Depreciation..........................................                   (843)
        Property operations...................................                 (3,738)
        Interest expense......................................                 (1,383)
        Provision for loss....................................                 (1,502)
                                                                          -----------
        Net loss..............................................            $    (2,146)
                                                                          ===========

NOTE 5.   NOTES PAYABLE

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

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, in the amount of $6.2 million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate of 2.75% above the average yield of United States Treasury Securities, adjusted annually, (9.13% per annum at June 30, 1995), requires monthly payments of principal and interest and matures April 1, 1998. The Company guaranteed repayment of $1.3 million of the mortgage. The Company recognized an extraordinary gain of $1.3 million on the payoff of the existing mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

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

Also in April 1995, the Company modified and extended three of the mortgage loans secured by the Dunes Plaza Shopping Center. The three loans, totaling $4.6 million after a principal reduction payment of $185,000, were consolidated into one loan. In consideration of the Company's principal paydown, the lender forgave $48,000 of the consolidated loan's principal balance. The Company recorded an extraordinary gain of $48,000 on the debt forgiveness. The consolidated loan provides that for every $3.86 of principal prepayments made by the Company during the first year, the lender will forgive $1.00 of indebtedness, up to $191,632. Also, for each $3.86 of certain capital and tenant improvement expenditures approved by the lender, the lender shall forgive an additional $1.00 of indebtedness, up to $323,507. The

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES PAYABLE (Continued)

consolidated loan bears interest at 9.5% per annum, requires monthly payments of principal and interest of $42,505 and matures March 10, 2000.

In May 1995, the Company obtained mortgage financing of $3.0 million secured by the previously unencumbered Plaza Tower Office Building in St. Petersburg, Florida. The Company received net cash of $2.2 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate of 3.25% over the London Interbank Offered Rate ("LIBOR") three month rate, adjusted quarterly, (9.18% per annum at June 30, 1995), requires monthly payments of principal and interest of $27,964, and matures May 2000. The Company paid a mortgage brokerage and equity refinancing fee of $30,000 to BCM based on the $3.0 million financing.

A mortgage principal paydown of $1.6 million was due in June 1995 on the mortgage secured by the Spa Cove Apartments, in Annapolis, Maryland. The lender agreed to an extension of such payment until July 31, 1995, in exchange for the Company's agreement to increase its paydown by $300,000. The
Company has made the required $1.9 million pay down. Upon payment, all of the Company's shareholdings of IORT which had been pledged to the lender as additional collateral for the mortgage were released.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.   SUBSEQUENT EVENTS

In June 1991, in an effort to develop a potential source for future financing, the Company entered into an asset sales agreement whereby the Company sold a participation in one of its mortgage notes in the amount of $1.1 million in exchange for the assignment of a first mortgage note for the same amount from an insurance company. In December 1991, the participation in the Company's mortgage note was increased by $181,000. In return, the Company received a participation for a like amount in another first mortgage note (the "loan participation"). In conjunction with these transactions, the Company entered into a put and guaranty agreement whereby, at any time, either party could demand that the seller reacquire any participation or mortgage sold pursuant to the terms of the asset sales agreement for the consideration originally received. Both the mortgage note and the loan participation received by the Company were in default at December 31, 1991. In April 1992, the property securing the first mortgage note in the amount of $1.1 million was deeded to the Company in lieu of foreclosure. In the first quarter

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   SUBSEQUENT EVENTS (Continued)

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

The Company reached a settlement with the Receiver which was approved by the court on February 15, 1995. Under the terms of the settlement, the Company paid the insurance company $1.1 million. In exchange, the Company retained the assets transferred to it by the insurance company as well as received back from the insurance company the loan participation that the insurance company had received from the Company. The Company incurred no loss on the settlement. The settlement required the Company to pay interest on the cash portion of the settlement from March 17, 1995 until the asset transfer was completed.

In July 1995, the Company obtained mortgage financing of $5.5 million secured by the previously unencumbered Chesapeake Ridge Office Park in San Diego, California. The Company received net cash of $4.6 million after funding required tax, insurance, repair and tenant finish escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $46,156 and matures August 2002. The Company paid a mortgage brokerage and equity refinancing fee of $55,000 to BCM based on the $5.5 million financing.

                      ____________________________________

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash and cash equivalents aggregated $1.5 million at June 30, 1995 compared with $563,000 at December 31, 1994. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

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

In May 1995, the Company obtained mortgage financing secured by the previously unencumbered Plaza Tower Office Building in St. Petersburg, Florida in the amount of $3.0 million. The Company received net cash of $2.2 million after the funding of required tax and repair escrows and the payment of various closing costs associated with the financing.

In June 1995, the Company received $500,000 in partial settlement from one of the defendants in a lawsuit brought by the Company against the former owners of the RCA Building and their agents. The Company made a loan secured by the building in 1987 and filed a foreclosure action which was subsequently amended in 1990, to include claims of negligent misrepresentation against the borrowers, their legal counsel, architect and engineers.

The Company owns a combined 63.7% limited and general partner interest in Tri-City Limited Partnership which owns five properties in Texas. In July 1995, the Company received distributions of $223,000 from the partnership's operating cash flow.

In July 1995, the Company obtained mortgage financing secured by the previously unencumbered Chesapeake Ridge Office Park in San Diego, California in the amount of $5.5 million. The Company received net cash

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

of $4.6 million after funding required tax, insurance, repair and tenant finish escrows and the payment of various closing costs associated with the financing.

Also in July 1995, the Company made a mortgage principal paydown of $1.9 million on the mortgage secured by the Spa Cove Apartments in Annapolis, Maryland.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through July 31, 1995, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1995.

On a quarterly basis, the Company's management reviews the carrying amount of the Company's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying amount of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In an instance where the estimated net realizable value is less than the carrying amount at the time of evaluation, a provision for loss is recorded by a charge against earnings. The estimate of net realizable value of the mortgage notes receivable is based on management's review and evaluation of the collateral property securing each mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

The Company's net loss for the three and six months ended June 30, 1995 was $3.2 million and $4.1 million, respectively, as compared to a net loss of $2.9 million and $2.7 million in the corresponding periods in 1994. The Company's 1995 net loss includes extraordinary gains of $1.3 million and its 1994 net income includes a gain on sale of partnership interest of $2.5 million. Fluctuations in the components of the Company's revenues and expenses between the 1994 and 1995 periods are described below.

Net rental income (rents less property operating expenses) was $4.8 million and $8.6 million for the three and six months ended June 30, 1995 compared to $1.5 million and $3.5 million for the corresponding periods in 1994. The increase in net rental income for the first three and six months of 1995 is attributable in part to properties acquired subsequent to July 1994 of $460,000 and $1.2 million, respectively, increases of $413,000 and $1.4 million, respectively, due to increased rental revenue and decreased property operating expenses at several of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the Company's commercial properties primarily in Texas and California, increases of $679,000 and $1.1 million due to the acquisition of the remaining general partner interests in three partnerships in 1995, an increase of $800,000 related to a lease buy out in the second quarter of 1994 at the Northtown Mall and increases of $414,000 and $163,000 related to the shut down of the Republic Towers Office Building in Dallas, Texas due to flood related damages. See NOTE 3. "REAL ESTATE AND DEPRECIATION." These increases are partially offset by decreases of $243,000 and $433,000 in the three and six months ended June 30, 1995, respectively, due to properties sold in 1994.

Interest income for the three and six months ended June 30, 1995 of $350,000 and $724,000 was comparable to the $383,000 and $807,000 for the corresponding periods in 1994.

Equity in loss of investees was a loss of $1.1 million and $949,000 for the three and six months ended June 30, 1995 compared to income of $3,000 and a loss of $11,000 for the corresponding periods in 1994. The increased equity loss is primarily due to the writedown of a wraparound mortgage note receivable to the balance of the underlying first lien mortgage by the Nakash Income Associates, a partnership in which the Company has a 60% general partner interest. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES." The Company's equity share of the loss is $901,000.

Interest expense increased to $4.0 million and $7.6 million in the three and six months ended June 30, 1995 as compared to $2.5 million and $4.9 million for the corresponding periods in 1994. These increases are attributable to properties acquired and property refinancings subsequent to June 30, 1994.

Depreciation expense increased to $2.1 million and $4.1 million in the three and six months ended June 30, 1995 as compared to $1.5 million and $2.9 million in the corresponding periods in 1994. Increases of $348,000 and $671,000, in the three and six months of 1995 are due to properties acquired by the Company subsequent to June 30, 1994 and increases of $289,000 and $539,000, in the three and six months of 1995 are due to increased depreciation of property and tenant improvements. The increases are partially offset by decreases of $64,000 and $134,000 in the three and six months of 1995 due to properties sold in 1994.

The advisory fee increased to $506,000 and $994,000 in the three and six months ended June 30, 1995 as compared to $411,000 and $842,000 in the corresponding periods in 1994. The increase is due to the increase in the Company's gross assets, the basis for such fee. Such fee is expected to increase as the Company's assets increase.

General and administrative expenses increased to $602,000 and $1.1 million for the three and six months ended June 30, 1995 compared to $373,000 and $878,000 in the corresponding periods in 1994. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

increases are due to increases in advisor cost reimbursements, legal fees, and costs related to the Company's annual meeting of stockholders, which was held in March 1995.

In the three months ended June 30, 1995, the Company recognized an extraordinary gain of $48,000 on the modification of the mortgage debt secured by the Dunes Plaza Shopping Center. In the first six months of 1995, the Company recognized extraordinary gains totaling $1.3 million on the payoff of the mortgage debt secured by the Fountain Village Apartments and a principal pay down and modification of the mortgage debt secured by the Dunes Plaza Shopping Center. No such gains were recognized in 1994. See NOTE 5. "NOTES PAYABLE." In the first quarter of 1994, the Company recognized a gain of $2.5 million on the sale of its interests in two partnerships. No such gain was recognized in 1995. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

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

Environmental Matters (Continued)

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

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". The statement requires that long- lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

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

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying foreclosed revenue producing assets as held for sale its depreciation in the three and six months ended June 30, 1995 would have been reduced by $35,000 and $68,000, respectively, its net loss reduced by a like amount in each period and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit
Number                    Description
-------            -----------------------
 27.0              Financial Data Schedule


(b)     Reports on Form 8-K as follows:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TRANSCONTINENTAL REALTY
                                              INVESTORS, INC.





Date:      August   , 1995               By:  /s/ Oscar W. Cashwell
     ----------------------------           -----------------------------
                                              Oscar W. Cashwell
                                              President





Date:      August   , 1995               By:  /s/ Thomas A. Holland
     ----------------------------           -----------------------------
                                              Thomas A. Holland
                                              Senior Vice President and
                                              Chief Accounting Officer

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months ended June 30, 1995





Exhibit                                                                                                   Page
Number                         Description                                                               Number
-------     ---------------------------------------------------                                          ------
  27.0      Financial Data Schedule                                                                       21