Form 10-Q
period 1995-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1995-11-13
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                                  ------------------

                         Commission File Number 0-13291
                                                -------


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



             Nevada                                        94-6565852
---------------------------------                     ---------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)




10670 North Central Expressway, Suite 300, Dallas, Texas        75231
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
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                           2,674,850
----------------------------              ---------------------------------
          (Class)                         (Outstanding at November 3, 1995)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,        December 31,
                                                                                  1995                1994
                                                                             ---------------      --------------
                        Assets                                                     (dollars in thousands)
                        ------
Notes and interest receivable
 Performing.............................................                     $       10,603       $       10,659
 Nonperforming, nonaccruing.............................                                434                1,502
                                                                             --------------       --------------
                                                                                     11,037               12,161
Real estate held for sale, net of accumulated
 depreciation ($627 in 1995 and $514 in 1994)...........                              8,388                8,373

Less - allowance for estimated losses...................                               (948)                (960)
                                                                             --------------       --------------
                                                                                     18,477               19,574
Real estate held for investment, net of
 accumulated depreciation ($45,129 in 1995 and
 $31,035 in 1994).......................................                            238,069              213,445
Investment in real estate entities......................                              5,226                8,577
Cash and cash equivalents...............................                                981                  563
Other assets (including $681 in 1995 and $212 in
 1994 from affiliates)..................................                              9,237                5,805
                                                                             --------------       --------------
                                                                             $      271,990       $      247,964
                                                                             ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable..............................                     $      173,852       $      145,514
Other liabilities (including $28 in 1995 and
 $2,314 in 1994 to affiliates)..........................                             10,416                9,273
                                                                             --------------       --------------
                                                                                    184,268              154,787

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 2,674,850 shares.......                                 27                   27
Paid-in capital.........................................                            219,049              219,049
Accumulated distributions in excess of
 accumulated earnings...................................                           (131,354)            (125,899)
                                                                             --------------       --------------
                                                                                     87,722               93,177
                                                                             --------------       --------------
                                                                             $      271,990       $      247,964
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three Months                    For the Nine Months
                                                  Ended September 30,                      Ended September 30,
                                           ---------------------------------        ---------------------------------
                                               1995               1994                  1995                 1994
                                           -------------       -------------        -------------        ------------
                                                               (dollars in thousands, except per share)
Income
 Rents............................        $       11,972      $        9,104      $        34,965     $      26,376
 Interest.........................                   373                 353                1,097             1,160
 Equity in (losses) of
   investees......................                  (153)                (66)              (1,152)              (77)
                                          --------------      --------------      ---------------     -------------
                                                  12,192               9,391               34,910            27,459

Expenses
 Property operations..............                 7,700               6,622               22,623            20,317
 Interest.........................                 4,170               2,783               11,772             7,711
 Depreciation.....................                 2,304               1,544                6,413             4,472
 Advisory fee to affiliate........                   517                 438                1,511             1,280
 General and administrative.......                   460                 402                1,523             1,280
 Litigation settlement............                   -                   -                   (500)              -
                                          --------------      --------------      ---------------     -------------
                                                  15,151              11,789               43,342            35,060
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on sale of
 partnership interests, gain
 on sale of real estate and
 extraordinary gain...............                (2,959)             (2,398)              (8,432)           (7,601)
Gain on sale of partnership
 interests........................                   -                   -                    -               2,514
Gain on sale of real estate.......                 1,636               2,153                1,636             2,153
Extraordinary gain................                   -                 1,189                1,341             1,189
                                          --------------      --------------      ---------------     -------------

Net income (loss).................            $   (1,323)     $          944      $        (5,455)    $      (1,745)
                                          ==============      ==============      ===============     =============


Earnings Per Share
(Loss) before extraordinary
 gain.............................             $    (.49)     $         (.09)     $         (2.54)    $       (1.10)
Extraordinary gain................                  -                    .44                  .50               .44
                                          --------------      --------------      ---------------     -------------

Net income (loss).................            $     (.49)     $          .35      $         (2.04)    $        (.66)
                                          ==============      ==============      ===============     =============


Common shares used in
 computing earnings per share.....             2,674,850           2,674,850            2,674,850         2,674,850
                                          ==============      ==============      ===============     =============


The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1995



                                                                                      Accumulated
                                                                                      Distributions
                                         Common Stock                                 in Excess of
                                   --------------------------         Paid-in         Accumulated      Stockholders'
                                     Shares         Amount            Capital          Earnings           Equity
                                   -----------    -----------       ------------      ----------       -------------
                                                                  (dollars in thousands)
Balance, January 1,
  1995.....................         2,674,850   $        27      $      219,049   $     (125,899)       $       93,177


Net (loss).................               -             -                   -             (5,455)               (5,455)
                                -------------   -----------      --------------   --------------        --------------


Balance, September 30,
  1995.....................         2,674,850   $        27      $      219,049   $     (131,354)       $       87,722
                                =============   ===========      ==============   ==============        ==============




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months
                                                                                      Ended September 30,
                                                                              ----------------------------------
                                                                                  1995                  1994
                                                                               -----------           -----------
                                                                                      (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected.......................................                      $       35,209       $       26,319
 Interest collected....................................                                 905                  969
 Interest paid.........................................                             (10,770)              (6,593)
 Payments for property operations......................                             (22,768)             (21,648)
 Advisory fee paid to affiliate........................                              (1,538)              (1,299)
 General and administrative expenses paid..............                              (1,609)              (1,852)
 Distributions from operating cash flow of equity
    investees..........................................                                 447                  240
 Cash from replacement reserves........................                                 594                  125
 Litigation settlement.................................                                 500                  -
 Other.................................................                                (447)                (733)
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities......................................                                 523               (4,472)


Cash Flows from Investing Activities
 Collections on notes receivable.......................                               2,725                1,748
 Real estate improvements..............................                              (6,910)              (2,432)
 Acquisition of real estate............................                                (168)              (1,775)
 Contributions to equity investees.....................                                (424)              (2,878)
 Proceeds from sale of partnership interests...........                                 -                  2,076
 Proceeds from sale of real estate.....................                                 -                  3,285
                                                                             --------------       --------------

    Net cash provided by (used in) investing
       activities......................................                              (4,777)                  24


Cash Flows from Financing Activities
 Distributions from financing cash flow of equity
    investees..........................................                                 853                  -
 Payments on notes payable.............................                             (16,058)              (1,519)
 Proceeds from notes payable...........................                              20,075                4,881
 Reimbursements to advisor.............................                                (198)                 -
                                                                             --------------       --------------

    Net cash provided by financing activities..........                               4,672                3,362


Net increase (decrease) in cash and cash
 equivalents...........................................                                 418               (1,086)
Cash and cash equivalents, beginning of period.........                                 563                5,902
                                                                             --------------       --------------

Cash and cash equivalents, end of period...............                          $      981       $        4,816
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                             For the Nine Months
                                                                              Ended September 30,
                                                                       ---------------------------------
                                                                          1995                 1994
                                                                       -----------           -----------
                                                                            (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss)..............................................             $       (5,455)      $       (1,745)
Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization..........................                      6,736                4,651
 Gain on sale of partnership interests..................                        -                 (2,514)
 Gain on sale of real estate............................                     (1,636)              (2,153)
 Extraordinary gain.....................................                     (1,341)              (1,189)
 Equity in losses of equity investees...................                      1,152                   77
 Distributions from operating cash flow of equity
    investees...........................................                        447                  240
 Decrease in interest receivable........................                        (11)                  (1)
 (Increase) decrease in other assets....................                        723                 (789)
 Increase in interest payable...........................                        497                  748
 (Decrease) in other liabilities........................                       (589)              (1,797)
                                                                     --------------       --------------

    Net cash provided by (used in) operating
       activities.......................................             $          523       $       (4,472)
                                                                     ==============       ==============


Noncash investing and financing activities

Real estate obtained in satisfaction of a note receivable with no carrying value

 Carrying value of real estate received.................             $        2,519       $          -

 Carrying value of debt assumed.........................                      2,675                  -

Notes payable from acquisition of real estate...........                        -                 10,584

Notes receivable from sale of real estate with
 carrying value of $2,679...............................                        -                  5,637

Acquisition of remaining general partner interests in three partnerships

 Carrying value of assets received......................                     22,807                  -

 Carrying value of liabilities assumed..................                     21,481                  -

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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

NOTE 2.  NOTES AND INTEREST RECEIVABLE

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas secured by a first lien on the properties sold. The note receivable bore interest at 8.0% per annum, required annual payments of principal of $850,000 plus accrued interest and matured in February 1998. The note was guaranteed by companies affiliated with the borrower. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million in cash; (ii) the Company's release of all land securing the note; (iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bears interest at 9.0% and matures 120 days from closing (January 1996) and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower has the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million on September 12, 1995, it recognized $1.6 million of the gain previously deferred.

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

In June 1991, in an effort to develop a potential source for future financing, the Company entered into an asset sales agreement whereby the Company sold a participation in one of its mortgage notes in the amount of $1.1 million in exchange for the assignment of a first mortgage note for the same amount from an insurance company. In December 1991, the participation in the Company's mortgage note was increased by $181,000. In return, the Company received a participation for a like amount in another first mortgage note (the "loan participation"). In conjunction with these transactions, the Company entered into a put and guaranty agreement.

Both the mortgage note and the loan participation received by the Company were in default at December 31, 1991. In the first quarter of 1992, the Company recorded a provision for losses of $366,000 to reduce the carrying value of the $1.1 million mortgage note to the estimated fair value of the collateral property. In April 1992, the property securing the note was deeded to the Company in lieu of foreclosure. In September 1993, the Company sold the collateral property for $850,000, receiving $125,000 in cash and providing purchase money financing of $725,000. The Company recognized no loss on the sale beyond the amount previously provided. In the third quarter of 1992, the Company recorded a provision for losses of $184,000 to fully reserve for the carrying value of the loan participation.

In March 1992, the insurance company was placed in receivership and in June 1992, the Company provided notice to the insurance company, under the terms of the put and guaranty agreement, of its desire to divest itself of all assets received. The Receiver refused to allow the enforcement of the terms of the put and guaranty agreement.

A settlement between the Company and the Receiver was approved by the court on February 15, 1995. Under the terms of the settlement, the Company paid the insurance company a total of $1.1 million in July 1995. In exchange, the Company retained the assets transferred to it by the insurance company as well as received back from the insurance company the loan participation that the insurance company had received from the Company. The Company incurred no loss on the settlement.

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

The Company owns a combined 63.7% limited and general partner interest and Income Opportunity Realty Trust ("IORT") owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns five properties in Texas. In July 1995, Tri-City obtained first mortgage financing of $1.4 million secured by the previously unencumbered MacArthur Mills Office Park located in Dallas, Texas. The mortgage bears interest at 9.32% per annum, requires monthly payments of principal and interest of $12,186 and matures August 1, 2005. The Company received $929,000 of the net financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $14,000 to BCM, based on the $1.4 million financing.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

The Company owns a 60% general partner interest in Nakash Income Associates ("NIA"). NIA owns two wraparound mortgage notes receivable, one of which is secured by the Green Hills Shopping Center ("Green Hills") in Onandaga, New York. The shopping center in turn is owned by Green Hills Associates ("GHA"). In July 1995, GHA determined that further investment in Green Hills was not justified, and further that it intends to deed the property back to the first lienholder in lieu of foreclosure. As GHA has no other assets, the wraparound note receivable held by NIA will become uncollectible, and therefore, at June 30, 1995, NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Company's equity share of the loss is $901,000.

In September 1995, the Company received notice from NIA that one of its wraparound notes receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's share is $127,000.

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1995 (dollars in thousands):

                                                                         1995
                                                                      ---------
        Rents and interest income.............................       $   7,929

        Depreciation..........................................          (1,317)
        Property operations...................................          (5,366)
        Interest expense......................................          (2,006)
        Provision for loss....................................          (1,714)
                                                                     ---------
        Net loss..............................................       $  (2,474)
                                                                     =========

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

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, in the amount of $6.2

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES PAYABLE (Continued)

million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate of 2.75% above the average yield of United States Treasury Securities, adjusted annually, (9.13% per annum at September 30, 1995), requires monthly payments of principal and interest and matures April 1, 1998. The Company guaranteed repayment of $1.3 million of the mortgage. The Company recognized an extraordinary gain of $1.3 million on the payoff of the existing mortgage. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

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

Also in April 1995, the Company modified and extended three of the mortgage loans secured by the Dunes Plaza Shopping Center in Michigan City, Indiana.
The three loans, totaling $4.6 million after a principal reduction payment of $185,000, were consolidated into one loan. In consideration of the Company's principal paydown, the lender forgave $48,000 of the consolidated loan's principal balance. The Company recorded an extraordinary gain of $48,000 on the debt forgiveness. The consolidated loan provides that for every $3.86 of principal prepayments made by the Company during the first year, the lender will forgive $1.00 of indebtedness, up to $191,632. Also, for each $3.86 of certain capital and tenant improvement expenditures approved by the lender, the lender shall forgive an additional $1.00 of indebtedness, up to $323,507. The consolidated loan bears interest at 9.5% per annum, requires monthly payments of principal and interest of $42,505 and matures March 10, 2000.

In May 1995, the Company obtained mortgage financing of $3.0 million secured by the previously unencumbered Plaza Tower Office Building in St. Petersburg, Florida. The Company received net cash of $2.2 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate of 3.25% over the London Interbank Offered Rate ("LIBOR") three month rate, adjusted quarterly, (10.82% per annum at September 30, 1995), requires monthly payments of principal and

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES PAYABLE (Continued)

interest of $27,964, and matures May 2000. The Company paid a mortgage brokerage and equity refinancing fee of $30,000 to BCM based on the $3.0 million financing.

A mortgage principal paydown of $1.6 million was due in June 1995 on the mortgage secured by the Spa Cove Apartments, in Annapolis, Maryland. The lender agreed to an extension of such payment until July 31, 1995, in exchange for the Company's agreement to increase its pay down by $300,000. The Company made the required $1.9 million paydown. Upon payment, all of the Company's shareholdings of IORT which had been pledged to the lender as additional collateral for the mortgage were released.

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

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The opinion of the Company's management is that the outcome of these lawsuits will have no material impact on the Company's financial condition or results of operations.

NOTE 7.   SUBSEQUENT EVENTS

In October 1995, the Company obtained first mortgage financing of $750,000 secured by the previously unencumbered Parkway Center in Dallas, Texas. The Company received net cash of $712,000 after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate of prime plus 1.0% adjusted daily (currently 8.13% per annum), requires monthly payments of principal and interest of $7,114 and matures November 2000. The Company paid a mortgage brokerage and equity refinancing fee of $7,500 to BCM based on the financing.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $981,000 at September 30, 1995 compared with $563,000 at December 31, 1994. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and distributions from equity investees. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extending certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

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

Also in April 1995, the Company modified, extended and consolidated three of the mortgage loans secured by the Dunes Plaza Shopping Center in Michigan City, Indiana. In conjunction with the modification, the Company made a $185,000 principal paydown.

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

The Company owns a combined 63.7% limited and general partner interest in Tri-City Limited Partnership which owns five properties in Texas. In July 1995, the Company received distributions of $223,000 from the partnership's operating cash flow, and $929,000 from its financing cash flow. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

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

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through September 30, 1995, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1995.

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

Results of Operations

The Company's net loss for the three and nine months ended September 30, 1995 was $4.6 million and $5.5 million, respectively, as compared to net income of $944,000 and a net loss of $1.7 million in the corresponding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

periods in 1994. The Company's 1995 net loss includes extraordinary gains of $1.3 million and a gain on sale of real estate of $1.6 million and its 1994 net income includes a gain on sale of partnership interest of $2.5 million, a gain on sale of real estate of $2.2 million and an extraordinary gain of $1.2 million. Fluctuations in the components of the Company's revenues and expenses between the 1994 and 1995 periods are described below.

Net rental income (rental income less expenses applicable to rental income) was $4.3 million and $12.3 million for the three and nine months ended September 30, 1995 compared to $2.5 million and $6.1 million for the corresponding periods in 1994. The increase in net rental income for the three and nine months of 1995 is attributable in part to properties acquired subsequent to September 30, 1994 of $507,000 and $1.7 million, respectively, increases of $961,000 and $2.9 million, respectively, due to increased rental revenue and decreased property operating expenses at several of the Company's commercial properties primarily in Texas and California, increases of $596,000 and $1.7 million due to the acquisition of the remaining general partner interests in three partnerships in 1995, and an increase of $800,000 related to a lease buy out in the second quarter of 1994 at the Northtown Mall. These increases are partially offset by decreases of $123,000 and $556,000 in the three and nine months ended September 30, 1995, respectively, due to properties sold in 1994.

Interest income for the three and nine months ended September 30, 1995 of $323,000 and $1.1 million was comparable to the $353,000 and $1.2 million for the corresponding periods in 1994.

Equity in losses of investees was $153,000 and $1.2 million for the three and nine months ended September 30, 1995 compared to $66,000 and $77,000 for the corresponding periods in 1994. The increased equity loss for the three months is primarily due to the modification of a wraparound mortgage note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Company has a 60% general partner interest. The increased equity loss for the nine months is primarily due to the modification discussed above, and the writedown of a wraparound mortgage note receivable to the balance of an underlying first lien mortgage also by NIA. The Company's equity share of the loss on the note modification was $127,000 and its equity share of the note writedown was $901,000. See NOTE 4. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

Interest expense increased to $4.2 million and $11.8 million in the three and nine months ended September 30, 1995 as compared to $2.8 million and $7.7 million for the corresponding periods in 1994. These increases are attributable to properties acquired and property financings and refinancings subsequent to September 30, 1994.

Depreciation expense increased to $2.3 million and $6.4 million in the three and nine months ended September 30, 1995 as compared to $1.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million and $4.5 million in the corresponding periods in 1994. Increases of $409,000 and $1.1 million, in the three and nine months of 1995 are due to properties acquired by the Company subsequent to September 30, 1994 and increases of $299,000 and $876,000, in the three and nine months of 1995 are due to increased depreciation of property and tenant improvements. The increases are partially offset by decreases of $41,000 and $175,000 in the three and nine months of 1995 due to properties sold in 1994.

The advisory fee increased to $517,000 and $1.5 million in the three and nine months ended September 30, 1995 as compared to $438,000 and $1.3 million in the corresponding periods in 1994. The increase is due to the increase in the Company's gross assets, the basis for such fee. Such fee is expected to increase as the Company's asset base increases.

General and administrative expenses increased to $460,000 and $1.5 million for the three and nine months ended September 30, 1995 compared to $402,000 and $1.3 million in the corresponding periods in 1994. The increases are due to increases in advisor cost reimbursements, legal fees, and costs related to the Company's 1994 annual meeting of stockholders, which meeting was held in March 1995. There was no annual meeting of shareholders held in 1994.

In the three months ended September 30, 1995, the Company recognized a gain of $1.6 million on the collection of the note receivable secured by the Maumelle land. See NOTE 2. "NOTES AND INTEREST RECEIVABLE." In the first nine months of 1995, the Company recognized extraordinary gains totaling $1.3 million on the payoff of the mortgage debt secured by the Fountain Village Apartments and a principal pay down and modification of the mortgage debt secured by the Dunes Plaza Shopping Center. See NOTE 5. "NOTES PAYABLE." For the three and nine months ended September 30, 1994, the Company recognized a gain of $2.1 million on the sale of Cedar Creek Apartments, and an extraordinary gain of $1.2 million on the disposition of a limited partnership interest. In the first quarter of 1994, the Company recognized a gain of $2.5 million on the sale of its interests in two partnerships. No such gain was recognized in 1995.

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

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying foreclosed revenue producing assets as held for sale its depreciation in the three and nine months ended September 30, 1995 would have been reduced by $37,000 and $105,000, respectively, its net loss reduced by a like amount in each period and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.


                    _______________________________________


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:


Exhibit
Number                                    Description
-------            ---------------------------------------------------------
 27.0              Financial Data Schedule, filed herewith.


(b)     Reports on Form 8-K as follows:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TRANSCONTINENTAL REALTY
                                                    INVESTORS, INC.





Date:    November 13, 1995                     By:  /s/ Randall M. Paulson
     ----------------------------                 --------------------------------
                                                    Randall M. Paulson
                                                    President





Date:    November 13, 1995                     By:  /s/ Thomas A. Holland
     ----------------------------                 --------------------------------
                                                    Thomas A. Holland
                                                    Executive
                                                    Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)


                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                 For the Three Months ended September 30, 1995





Exhibit                                                                Page
Number                         Description                            Number
-------     ---------------------------------------------------       ------

  27.0      Financial Data Schedule                                   21
