Form 10-K405
period 1995-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-03-22
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

                         Commission File Number 1-9240
                                                ------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             -----------------------------------------------------
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


                                 (214) 692-4700
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, the Registrant had 4,012,275 shares of Common Stock outstanding. Of the total shares outstanding 2,505,866 were held by other than those who may be deemed to be affiliates, for an aggregate value of $25,058,660 based on the last trade as reported on the New York Stock Exchange on March 15, 1996. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                                                           Page
                                                                                                           ----
                                                          PART I
                                                          ------

Item 1.     Business.........................................................................................  3

Item 2.     Properties.......................................................................................  7

Item 3.     Legal Proceedings................................................................................ 22

Item 4.     Submission of Matters to a Vote of Security
               Holders....................................................................................... 24


                                                         PART II
                                                         -------

Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters........................................................................... 24

Item 6.     Selected Financial Data.......................................................................... 26

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................... 27

Item 8.     Financial Statements and Supplementary Data...................................................... 34

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................................................... 70


                                                         PART III
                                                         --------

Item 10.    Directors, Executive Officers and Advisor of the
               Registrant.................................................................................... 70

Item 11.    Executive Compensation........................................................................... 79

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management.................................................................................... 81

Item 13.    Certain Relationships and Related Transactions................................................... 83


                                                         PART IV
                                                         -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K............................................................. 86

Signature Page............................................................................................... 88

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

The Company's real estate at December 31, 1995 consisted of 41 properties held for investment, six partnership properties and six properties held for sale which were primarily obtained through foreclosure. One of the properties held for investment was acquired during 1995. The Company's mortgage notes receivable portfolio at December 31, 1995 consisted of 31 mortgage loans. In addition, the Company has an interest in a partnership which holds two wraparound mortgage loans. The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

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

The Company's business is not seasonal. The Company has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new investments, the Company's plan of operation is to consider all types of real estate, but in an attempt to bring balance to its real estate portfolio, the Company will focus on apartments, primarily located in the Southeast and Southwest regions of the United States. In making any new investments, emphasis will be on acquiring properties generating current cash flow. As it has done in the past, the Company will then invest in and improve these assets to maximize both their immediate and longer term value.

The Company's operating strategy with regard to its properties is to maximize each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, the Company's management believes that such expenditures are necessary to maintain or enhance the value of the Company's properties.

The Company has determined that it will no longer seek to fund or acquire new mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company does intend, however, to service and hold for investment the mortgage notes currently in its portfolio. The Company also intends to pursue its rights vigorously with respect to mortgage notes that are in default. The Company's Articles of Incorporation impose no limitations on the Company's investment policy with respect to mortgage loans and do not prohibit the Company from investing more than a specified percentage of its assets in any one mortgage loan.

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

BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement with the Company was approved by the Company's stockholders at the Company's annual meeting of stockholders held on March 7, 1995. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI"). The Directors of the Company are also trustees or directors of CMET and IORI and the officers of the Company are also officers of CMET and IORI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Randall M. Paulson, President of the Company, also serves as President of BCM, CMET and IORI, and as the President and a director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Company are also officers of ART. As of March 15, 1996, the Company owned approximately 22% of IORI's shares of common stock and ART owned approximately 29% of the outstanding shares of the Company's Common Stock and approximately 27% of IORI's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 24 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor."

The Company has no employees. Employees of the Advisor render services to the Company.

Competition

The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Company. The Company's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Company's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Company's properties are also competitive factors.

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Company's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", the officers and Directors of the Company also serve as officers or trustees or directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Company's. The Company's Directors, officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors or trustees and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

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

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Company's management or Advisor. The illiquidity of real estate investments may also impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property investments are concentrated in any particular region, the advantages of geographic diversification may be mitigated.

ITEM 2.  PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

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

At December 31, 1995, none of the Company's properties, mortgage notes receivable or investments in real estate entities exceeded 10% or more of the Company's total assets. At December 31, 1995, 85% of the Company's assets consisted of properties held for investment, 2% consisted of properties held for sale, 4% consisted of mortgage notes and interest receivable and 2% consisted of investments in real estate entities. The remaining 7% of the Company's assets at December 31, 1995 were invested in cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is sub-ject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

The Company's real estate is geographically diverse.   At December 31, 1995,
the Company held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1995, the Company held mortgage notes receivable secured by real estate located in each of the geographic regions, other than the Mountain and Pacific regions, of the continental United States, with a concentration in the Southeast region, as shown more specifically in the table under "Mortgage Loans" below.

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

    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company owns 3 apartments and 1 commercial property in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. This Company owns 3 apartments and 10 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company owns 6 apartments and 9 commercial properties in this region.

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

Excluded from the above are five parcels of unimproved land as described below.

Real Estate

At December 31, 1995, approximately ninety percent of the Company's assets were invested in real estate. The Company invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis.
The Company's real estate portfolio consists of properties held for investment, investments in real estate entities and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

Types of Real Estate Investments. The Company's real estate consists of commercial properties (a hotel, office buildings, industrial facilities and shopping centers) and apartments or similar properties having established income- producing capabilities. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

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

At December 31, 1995, the Company had one office building on which significant capital improvements were in process. The improvements commenced in 1995 and are scheduled for completion in the first quarter of 1996. Expenditures through December 31, 1995 totaled $252,000 with $56,000 expected to be expended by the Company in the first quarter of 1996.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's real estate (other than a hotel in the Pacific region and unimproved land, as described below) at December 31, 1995.

                                                                                                Commercial
      Region                                                      Apartments                    Properties
     ---------                                                    ----------                    ----------
     Pacific.........................                                   2%                           9%
     Midwest.........................                                  -                             8
     Northeast.......................                                  33                            2
     Southwest.......................                                  44                           33
     Southeast.......................                                  21                           45
     Mountain........................                                  -                             3
                                                                     ----                         ----
                                                                      100%                         100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Company and does not reflect the value of the Company's investment in each region. The Company also owns 5 parcels of unimproved land - 3 parcels containing a total of 784 acres in the Southeast region, a parcel of 7 acres in the Mountain region and a parcel containing 70 lots in the Southwest region, all of which are held for sale.
See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of activity in the Company's owned real estate portfolio during 1995 is as follows:

     Owned properties at January 1, 1995......................           47
     Properties acquired through purchase of partnership
       interest...............................................            3
     Land consolidated into adjacent property.................           (1)
     Property obtained through foreclosure....................            1
     Properties sold..........................................           (3)
                                                                       ----
     Owned properties at December 31, 1995....................           47
                                                                       ====

Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                         Rent Per
                                                                       Square Foot                   Occupancy
                                               Units/           -------------------------     -------------------------
    Property            Location           Square Footage        1995     1994      1993       1995     1994      1993
-----------------    --------------        --------------       ------   ------    ------     ------   ------    ------
Apartments
----------
Fountain Village     Tucson, AZ                  410 Units/
                                             363,079 Sq. Ft.    $  .65   $   .64   $   .60       93%      95%       97%
Gladstell Forest     Conroe, TX                  168 Units/
                                             121,536 Sq. Ft.       .62       *         *         94%       *         *
Harper's Ferry       Lafayette, LA               122 Units/
                                             112,500 Sq. Ft.       .47       .44       .41       94%      97%       95%
Heritage             Tulsa, OK                   136 Units/
                                              92,464 Sq. Ft.       .60       .60       .56       94%      93%       96%
Monterey Bay         St. Petersburg, FL          368 Units/
                                             310,494 Sq. Ft.       .49       .52       .51       91%      89%       88%
Shadow Run           Pinellas Park, FL           276 Units/
                                             216,400 Sq. Ft.       .70       .68       .67       98%      99%       97%
South Cochran        Los Angeles, CA              64 Units/
                                              43,100 Sq. Ft.       .93       .93       .93       97%      96%       94%
Spa Cove             Annapolis, MD               303 Units/
                                             305,989 Sq. Ft.       .75       .74       .74       95%      96%       97%
Summerfield          Orlando, FL                 224 Units/
                                             203,940 Sq. Ft.       .56       .54       *         89%      82%        *
Summerstone          Houston, TX                 242 Units/
                                             188,734 Sq. Ft.       .57       .57       .39       96%      95%       85%
Westgate of Laurel   Laurel, MD                  218 Units/
                                             201,704 Sq. Ft.       .80       .79       .79       94%      94%       93%
Woodland Hills       San Antonio, TX              96 Units/
                                              57,800 Sq. Ft.       .64       .59       .54       94%      97%       91%
Woods Edge           Rockville, MD               162 Units/
                                             146,460 Sq. Ft.       .93       .91       .91       94%      94%       91%
Industrial Facilities
---------------------
Corporate Center
 at Beaumeade        Ashburn, VA             178,492 Sq. Ft.      5.19      5.96       *         51%      71%       *
Denton Drive         Dallas, TX              123,800 Sq. Ft.      1.34      1.34      1.34      100%     100%      100%
Parke Long           Chantilly, VA           222,197 Sq. Ft.      5.61      5.55       *         71%      71%       *
Technology Trading
 Center              Sterling, VA            199,582 Sq. Ft.      4.83      4.69      3.29       77%      74%       74%
Texstar              Arlington, TX            97,846 Sq. Ft.      1.86      1.86      1.86      100%     100%      100%
Tricon Warehouses    Atlanta, GA             570,808 Sq. Ft.      3.05      3.17      2.84       98%      92%       87%

                                                                        Rent Per
                                                                      Square Foot/
                                               Units/              Average Room Rate                 Occupancy
                                           Square Footage/      -------------------------     -------------------------
    Property            Location               Rooms             1995     1994      1993       1995     1994      1993
-----------------    --------------        ---------------      ------   ------    ------     ------   ------    ------
Office Buildings
----------------
74 New Montgomery    San Francisco, CA       114,952 Sq. Ft.    $14.67   $ 14.59   $ 15.09       89%      53%       27%
Chesapeake Ridge     San Diego, CA           100,484 Sq. Ft.      9.76     12.84     12.48      100%     100%       68%
Corporate Pointe at
 Westfields          Chantilly, VA            65,918 Sq. Ft.     13.07     12.74       *        100%      81%       *
Forum                Richmond, VA             80,941 Sq. Ft.     13.38     11.46     12.73       98%      86%       75%
Hartford             Dallas, TX              174,727 Sq. Ft.      9.55      9.64       *         50%      56%       *
Institute Place
 Lofts               Chicago, IL             142,215 Sq. Ft.     13.14     12.49     12.25       73%      70%       70%
Latham Square        Oakland, CA             125,948 Sq. Ft.      8.79      9.18      9.14       72%      77%       86%
One Steeplechase     Sterling, VA            103,376 Sq. Ft.     14.32     13.91     13.50      100%     100%      100%
Plaza Towers         St. Petersburg, FL      188,218 Sq. Ft.     11.84     11.85     11.70       82%      75%       58%
Republic Towers      Dallas, TX            1,324,624 Sq. Ft.      8.71      8.84     10.50        9%      17%       13%
Town and Country     Houston, TX              64,089 Sq. Ft.      4.18      3.69      3.78       62%      76%       76%
Venture Center       Atlanta, GA              38,271 Sq. Ft.     12.10     11.65     11.29       89%     100%       86%
Waterstreet          Boulder, CO             106,211 Sq. Ft.     14.70     14.30     14.26       99%      98%       90%

Shopping Centers
----------------
Dunes Plaza          Michigan City, IN       223,938 Sq. Ft.      4.40      4.31      4.05       85%      77%       87%
Fiesta Mart          San Angelo, TX           29,000 Sq. Ft.      2.62      2.62      2.58      100%     100%      100%
Northtown Mall       Dallas, TX              354,174 Sq. Ft.      3.85      3.07      3.05       81%      83%       85%
Parkway Center       Dallas, TX               28,228 Sq. Ft.     11.24     11.09     10.91       94%      95%       84%
President's Square   San Antonio, TX          46,509 Sq. Ft.      7.03      6.99      6.79      100%      89%       71%
Sadler Square        Amelia Island, FL        73,396 Sq. Ft.      6.14      5.90      5.89       92%      96%       96%
Shaw Plaza           Sharon, MA              103,482 Sq. Ft.      5.79      5.80      5.69       87%      85%       88%
Sheboygan            Sheboygan, WI            74,532 Sq. Ft.      1.99      1.99      1.99      100%     100%      100%

Hotel
-----
Majestic Inn         San Francisco, CA            60 Rooms      106.79    107.15    107.00       56%      58%       64%

_________________________________

*        Property was acquired in either 1994 or 1995.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In December 1995, the Company's management made its annual review of the Company's real estate portfolio and reclassified the Majestic Inn, a hotel in San Francisco, California, from properties held for sale to properties held for investment. The Company also reclassified the Park Forest Apartments, an apartment complex in Dearborn Heights, Michigan, from properties held for investment to properties held for sale as the property was under contract for sale at December 31, 1995. See "Properties Held for Sale," below.

In March 1994, the Company borrowed $1.4 million from a Northtown Mall tenant, secured by a second lien on the shopping center. The loan proceeds were used primarily for specified renovations and repairs to the shopping center. In October 1994, the tenant loaned the Company an additional $1.9 million, the proceeds of which were used in part to repay the first mortgage secured by the property. At funding of the second loan, the two loans were combined into a new first mortgage. The new first mortgage, in the amount of $3.3 million, matured December

31, 1995. The Company did not payoff the mortgage at maturity. The Company is in negotiations with the lender to extend the loan. The Company expects to be successful in such negotiations, but if it is not, it intends to payoff the loan.

In December 1994, NCPO Texas, Ltd., a Texas limited partnership, purchased the North Central Plaza One Building, a 198,061 square foot office building in Dallas, Texas for $12.4 million, consisting of $4.2 million in cash and new mortgage financing of $8.2 million.

The Company was the sole limited partner of the partnership with a 97.5% limited partner interest. The partnership was consolidated for financial statement purposes. The general partner of the partnership, with a 2.5% general partner interest, was Ensearch Holding Company, a corporation controlled by an adult son of A. Bob Jordan, a Director of the Company until March 7, 1995. In December 1995, the Company sold its partnership interest in NCPO Texas, Ltd. for $4.8 million in cash. The Company recognized no gain or loss on the transaction.

The Company owns Institute Place Lofts, a 142,215 square foot office building in Chicago, Illinois. The Company did not payoff the $6.3 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. In July 1994, the property was placed in bankruptcy. In January 1995, the Bankruptcy Court approved a plan of reorganization which provides for a reduction in the mortgage's secured principal balance to $4.1 million, reduces the pay rate to 6% per annum in the first year, increasing to 10.25% per annum in the fourth year, with interest accruing at 10.25% per annum. In February 1995, the Company funded required escrows of $500,000 to satisfy outstanding real estate taxes and to cover projected negative cash flow of the property. The Company recorded no gain or loss as a result of the debt restructuring.

Effective January 1, 1995, the other 50% general partners in both Twinbrook Village Associates, which owns Woods Edge Apartments in Rockville, Maryland, and Gate Laurel Associates, which owns the Westgate of Laurel Apartments in Laurel, Maryland, conveyed their interests in the partnerships to the Company in exchange for a release from their general partner liability.

In April 1995, the Company purchased the remaining general partner interest in Shadow Run Associates, which owns the Shadow Run Apartments, an apartment complex in Pinellas Park, Florida, for $50,000 in cash. In January 1995, the partnership had refinanced the mortgage debt secured by the Shadow Run Apartments. The new first mortgage of $7.2 million bears interest at 10.21% per annum, requires monthly payments of principal and interest of $64,305 and matures February 1, 2002. The partnership used the refinancing proceeds and a $300,000 advance from the Company to pay the existing mortgage of $7.0 million, accrued but unpaid interest, financing fees and real estate taxes. The partnership paid a mortgage brokerage and equity refinancing fee of $72,000 to BCM based on the $7.2 million refinancing.

In February 1995, the Company purchased a 48.18% interest in 8,153 square feet of land in proximity to the Republic Towers Office Building ("Republic Towers") in Dallas, Texas for $166,000 in cash. In December 1995, the Company purchased a 43,560 square foot parking lot also in proximity to Republic Towers for $1.1 million in cash. The Company paid a real estate brokerage commission of $45,000 to Carmel Realty and an acquisition fee of $11,000 to BCM based on the $1.1 million purchase price.

In March 1995, the Company refinanced the mortgage debt secured by the Fountain Village Apartments in Tucson, Arizona, in the amount of $6.2 million. The Company received net cash of $1.1 million after the payoff of $4.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund required repair and tax escrows and the payment of various closing costs associated with the refinancing. In November 1995, the Company again refinanced the mortgage debt in the amount of $8.2 million. The Company received net cash of $2.0 million after the payoff of $6.2 million on the then existing mortgage debt. The new mortgage bears interest at 7.875%, requires monthly payments of principal and interest of $62,611 and matures December 1, 2005. The Company paid total mortgage brokerage and equity refinancing fees of $82,000 to BCM based on the $8.2 million refinancing.

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

Also in April 1995, the Company modified and extended three of the mortgage loans secured by the Dunes Plaza Shopping Center in Michigan City, Indiana.
The three loans, totaling $4.6 million after a principal reduction payment of $185,000, were consolidated into one new loan. In consideration of the Company's principal paydown, the lender forgave $48,000 of the consolidated loan's principal balance. The consolidated loan provides that for every $3.86 of principal prepayments made by the Company during the first year, the lender will forgive $1.00 of indebtedness, up to $191,632. Also, for each $3.86 of certain capital and tenant improvement expenditures approved by the lender, the lender shall forgive an additional $1.00 of indebtedness, up to $323,507. The consolidated loan bears interest at 9.5% per annum, requires monthly payments of principal and interest of $42,505 and matures March 10,

2000. Through December 31, 1995, the Company has made additional principal payments of $370,000 and the lender has forgiven an additional $96,000 of the debt.

In May 1995, the Company obtained mortgage financing of $3.0 million secured by the previously unencumbered Plaza Tower Office Building in St. Petersburg, Florida. The Company received net cash of $2.2 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate of 3.25% over the London Interbank Offered Rate ("LIBOR") three month rate, adjusted quarterly, (8.905% per annum at December 31, 1995), requires monthly payments of principal and interest of $27,964, and matures May 2000. The Company paid a mortgage brokerage and equity refinancing fee of $30,000 to BCM based on the $3.0 million financing.

A mortgage principal paydown of $1.6 million was due in June 1995 on the mortgage secured by the Spa Cove Apartments, in Annapolis, Maryland. The lender agreed to an extension of such payment until July 31, 1995, in exchange for the Company's agreement to increase its pay down by $300,000. The Company made the required $1.9 million paydown. Upon payment, all of the Company's shareholdings of IORI which had been pledged to the lender as additional collateral for the mortgage were released.

In June 1995, the Company obtained the Gladstell Forest Apartments, a 136 unit apartment complex in Conroe, Texas through foreclosure of a note receivable.
In conjunction with the foreclosure, the Company refinanced the property's $2.7 million mortgage for a like amount with the Company receiving no net refinancing proceeds. See "Mortgage Loans," below.

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

In October 1995, the Company obtained first mortgage financing of $750,000 secured by the previously unencumbered Parkway Center Shopping Center in Dallas, Texas. The Company received net cash of $712,000 after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at a variable rate of prime plus 1% adjusted daily, (9.5% at December 31, 1995), requires monthly payments of principal and interest of $7,114 and matures November 10, 2000. The Company paid a mortgage brokerage and equity refinancing fee of $7,500 to BCM based on the $750,000 refinancing.

In November 1995, the Company sold the Summerchase Apartments, a 240 unit apartment complex in Norcross, Georgia, for $12.1 million, receiving net cash of $3.1 million after paying off the first mortgage of $8.7 million and a prepayment penalty of $390,000. The Company recognized a gain on the sale of $4.1 million. The Company paid a real estate sales commission of $301,000 to Carmel Realty based on the $12.1 million sales price.

In December 1995, the Company sold the Heritage Shopping Center, a 16,446 square foot shopping center in Tulsa, Oklahoma, for $418,000 in cash. The Company recognized a gain on the sale of $76,000.

In December 1995, the Company refinanced the mortgage debt secured by the Woodland Hills Apartments in San Antonio, Texas, in the amount of $1.2 million. The Company received net cash of $775,000 after the payoff of $352,000 in existing mortgage debt, tax and insurance escrows and various closing costs associated with the refinancing. The new mortgage bears interest at 8.0%, requires monthly payments of principal and interest of $9,262 and matures December 1, 2005. The Company paid a mortgage brokerage and equity refinancing fee of $12,000 to BCM based on the $1.2 million refinancing.

Partnership Properties. Set forth below are the properties owned by partnerships which the Company accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                      Rent Per
                                                                     Square Foot                     Occupancy
                                               Units/           -------------------------     -------------------------
    Property          Location             Square Footage        1995     1994      1993       1995     1994      1993
-----------------  --------------          ---------------      ------   ------    ------     ------   ------    ------
Apartments
----------
Inwood Green       Houston, TX                 126 Units/
                                           105,960 Sq. Ft.      $  .44   $   .43   $   .42       93%      91%       94%
Lincoln Court      Dallas, TX                   55 Units/
                                            40,063 Sq. Ft.         .96       .94       .94       94%      98%       95%
Oaks of Inwood     Houston, TX                 198 Units/
                                           167,872 Sq. Ft.         .43       .43       .41       91%      90%       87%
Office Building
---------------
MacArthur Mills    Carrollton, TX           53,472 Sq. Ft.        7.80      6.99      9.04       95%      88%       99%

Shopping Centers
----------------
Chelsea Square     Houston, TX              70,275 Sq. Ft.        9.14      8.67      8.38       77%      78%       69%
Summit at
 Bridgewood        Fort Worth, TX           48,696 Sq. Ft.        9.23      8.92      9.93       63%      62%       68%

The Company owns a combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

The Company owns a combined 63.7% limited and general partner interest and IORI owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns the five other properties in the table above. In July 1995, Tri-City obtained first mortgage financing of $1.4 million secured by the previously unencumbered MacArthur Mills

Office Park. The mortgage bears interest at 9.32% per annum, requires monthly payments of principal and interest of $12,186 and matures August 1, 2005. The Company received $853,000 of the net financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $14,000 to BCM, based on the $1.4 million financing. In 1995, the Company made no advances to the partnership but did receive $382,000 in operating distributions from the partnership. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions."

Properties Held for Sale. Set forth below are the Company's properties held for sale, primarily obtained through foreclosure.

                                                                        Rent Per
                                                                      Square Foot                 Occupancy
                                               Units/           -------------------------   -----------------------
    Property          Location             Square Footage        1995     1994      1993     1995    1994     1993
-----------------  --------------          --------------       ------   ------    ------   ------  ------   ------
Apartment
---------
Park Forest        Dearborn                  44 units/
                    Heights, MI            124,992 Sq. Ft.       $.78      $.73      $.66    95%     97%      92%

       Property                              Location                                         Acres/Lots
----------------------               ------------------------                            ---------------------
Land
----
Byron                                Greensboro, NC                                                522    Acres
Cheyenne Mountain                    Colorado Springs, CO                                            7    Acres
Fruitland                            Fruitland Park, FL                                              4.66 Acres
Maumelle                             Maumelle, AR                                                   70    Lots
Moss Creek                           Greensboro, NC                                                257    Acres

In January 1996, the Company sold the Cheyenne Mountain land, a 7 acre parcel in Colorado Springs, Colorado for $330,000 in cash. The Company recognized a gain of $218,000 on the sale.

In January 1996, the Company purchased the Las Colinas land, a 4.7 acre parcel in Las Colinas, Texas for $941,000 in cash. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty and an acquisition fee of $9,000 to BCM based on the $941,000 purchase price.

In March 1996, the Company sold the Park Forest Apartments, a 44 unit apartment complex in Dearborn Heights, Michigan, for $4.7 million, receiving net cash of $1.6 million after paying off the first mortgage of $2.9 million and the payment of various closing costs associated with the sale. The Company will recognize a gain of approximately $1.3 million on the sale. The Company paid a real estate sales commission of $160,000 to Carmel Realty based on the $4.7 million sales price. See "Properties Held for Investment," above.

Mortgage Loans

In addition to investments in real estate, a substantial portion of the Company's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Company expects that the percentage of its assets invested in mortgage loans will decrease, as it has determined that it will no longer seek to fund or acquire mortgage loans, other than those which it may originate in conjunction with providing purchase money financing of a property sale. The Company does intend, however, to service and hold for investment the mortgage notes currently in its portfolio. The Company's mortgage notes receivable consist of first, wraparound and junior mortgage loans.

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

Types of Properties Securing Mortgage Notes. The properties securing the Company's mortgage notes receivable portfolio at December 31, 1995, consisted of an office building, a shopping center, 3 apartment complexes, a single-family residence, a hotel, 36.3 acres of commercial land, 12 developed residential lots and a 34,847 square foot parcel of unimproved land. The Company's Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which the Company invests without a vote of stockholders. The Company's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

At December 31, 1995, the Company's mortgage notes receivable portfolio included seven mortgage loans with an aggregate outstanding balance of $10.2 million secured by income-producing real estate located throughout the United States, 22 loans with an aggregate outstanding balance of $1.6 million which are secured by collateral other than income-producing real estate and two unsecured notes. At December 31, 1995, 4% of the Company's assets were invested in notes and interest receivable (2% in first mortgage notes, 2% in wraparound mortgage notes and less than 1% in junior and other mortgage notes).

The following table sets forth the percentages (based on the outstanding mortgage note balance) by property type and geographic region, of the properties (other than a hotel, a residence and unimproved land) that serve as collateral for the Company's outstanding mortgage notes receivable at December 31, 1995. See Schedule IV to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Company's mortgage notes receivable portfolio.

                                                                                     Commercial
            Region                                          Apartments               Properties             Total
           ---------                                        ----------               ----------            -------
           Midwest......................                        9%                      - %                     9%
           Northeast....................                       22                       -                      22
           Southwest....................                       14                       -                      14
           Southeast....................                       -                        55                     55
                                                            -----                    -----                 ------
                                                               45%                      55%                   100%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1995 is as follows:

         Loans in mortgage notes receivable portfolio
           at January 1, 1995.................................    38
         Loans paid in full...................................    (6)
         Loan settled with borrower...........................    (1)
                                                                  --
         Loans in mortgage notes receivable portfolio
           at December 31, 1995...............................    31
                                                                  ==

During 1995, mortgage notes receivable totaling $2.8 million were collected in full and $85,000 in mortgage principal payments were received.

At December 31, 1995, less than 1% of the Company's assets were invested in mortgage notes secured by non-income-producing real estate, comprised of a first mortgage note secured by 36.3 acres of commercial land in Maumelle, Arkansas, a first mortgage note secured by 34,847 square feet of unimproved land in Milwaukee, Wisconsin, twelve first mortgage notes secured by developed residential lots in Greensboro, North Carolina and a first mortgage note secured by a residence in Phoenix, Arizona.

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

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1995.

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million in cash; (ii) the Company's release of all land securing the note;
(iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bore interest at 9.0% and matured in January 1996 and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower has the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million in cash on September 12, 1995, it recognized $1.6 million of the gain previously deferred. The $1.4 million note was not paid at maturity. The Company has commenced negotiations with the borrower in an effort to correct the default and has also begun foreclosure proceedings. The Company does not expect to incur a loss on the note as the fair value of the property exceeds the carrying value of the note.

In April, May and October 1995, four mortgage notes receivable with a total principal balance of $43,000 plus accrued interest were paid in full.

In June 1995, the Company obtained the Gladstell Forest Apartments, a 136 unit apartment complex in Conroe, Texas through foreclosure of a note receivable which the Company had received in December 1991 in satisfaction of a debtor's guarantee of another obligation to the Company. The Company had assigned no value to the note receivable. See "Real Estate - Properties Held for Investment," above.

In June and December 1991, in an effort to develop a potential future financing source, the Company entered into an asset sales agreement whereby the Company sold a participation in one of its mortgage notes in the amount of $1.3 million in exchange for the assignment of a first mortgage note of $1.1 million and a $181,000 participation in another first mortgage note (the "loan participation") from an insurance company. In conjunction with these transactions, the Company entered into a put and guaranty agreement.

Both the mortgage note and the loan participation received by the Company were in default at December 31, 1991. In April 1992, the property securing the first mortgage note in the amount of $1.1 million was deeded to the Company in lieu of foreclosure. In the first quarter of 1992, the Company recorded a provision for loss of $366,000 to reduce the carrying value of the mortgage note to the estimated fair value of the collateral property. In September 1993, the Company sold the property for $850,000, receiving $125,000 in cash and providing purchase money financing of $725,000. The Company recognized no loss on the sale beyond the amount previously provided. In the third quarter of 1992, the Company recorded a provision for loss of $184,000 to fully reserve for the carrying value of the loan participation.

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

In March 1996, the Company accepted a discounted payoff of $825,000 in settlement of a first mortgage note receivable with a principal balance of $875,000. The Company recorded no loss on the note settlement in excess of the reserve previously established.

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

The Company did not originate or acquire any wraparound mortgage loans in 1995.

Junior Mortgage Loans.  The Company has invested in junior mortgage loans.
Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Company's Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Company's assets. At December 31, 1995, less than 1% of the Company's assets were invested in junior mortgage loans.

The Company did not originate or acquire any junior mortgage loans in 1995.

Loans Secured by Collateral Other than Real Estate. In June 1992, the Company received ten notes receivable secured by collateral other than real estate in satisfaction of a $622,000 obligation to the Company. At December 31, 1995, seven of the notes with a combined principal balance of $440,000 remained outstanding. The Company's investment policy precludes the origination of loans secured by collateral other than real estate. In January 1995, the Company received $11,000 in settlement of a note receivable with a principal balance of $20,000. The Company recorded no loss on the settlement in excess of the reserve previously established.

Partnership mortgage loans. The Company owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"). NIA in turn owns two wraparound mortgage notes receivable, one of which is secured by the Green Hills Shopping Center ("Green Hills") in Onandaga, New York. The shopping center in turn is owned by Green Hills Associates ("GHA"). In July 1995, GHA informed NIA that it had determined that further investment in Green Hills was not justified, and further that it has offered to deed the property back to the first lienholder in lieu of foreclosure. As GHA has no other assets, the wraparound note receivable held by NIA will become uncollectible, and therefore, NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Company's equity share of the loss was $901,000. The property has been placed in receivership and foreclosure is anticipated to occur on or about March 29, 1996.

In September 1995, the Company received notice from NIA that its other wraparound note receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's equity share was $127,000.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Company, together with CMET, IORI and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the
Northern District of California relating to the operation and management of each such entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. Final court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Company's advisor, Gene E. Phillips and William S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to CMET, IORI, NIRT and the Company, of which the Company's share is $150,000. As of March 1, 1996, the Company had received payments totaling $128,000. The remaining $22,000 is being paid in monthly installments through August 1, 1996.

Under the Modification, the Company, CMET, IORI and NIRT and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORI and NIRT also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval, with the exceptions noted below, of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

For purposes of the Modification requirements, the term "related party transaction" means and includes: (i) any transaction between or among the Company or CMET, IORI or NIRT or any of their affiliates or subsidiaries; (ii) any transaction between or among the Company, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and
(iii) any transaction between or among the Company or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Company, CMET, IORI and

NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                          ____________________________


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

The Company's Common Stock is traded on the New York Stock Exchange using the symbol "TCI". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.


  QUARTER ENDED                                                                     HIGH               LOW
------------------                                                                --------            -------
March 31, 1996.................................                                   $  10              $  9 3/4
 (through March 15, 1996)

March 31, 1995.................................                                      10 1/4*            9 3/4*
June 30, 1995..................................                                      10 3/8*            9 3/4*
September 30, 1995.............................                                      11    *            9 3/4*
December 31, 1995..............................                                      10 3/4*            9 5/8*

March 31, 1994.................................                                       9 7/8*            8 3/8*
June 30, 1994..................................                                       9 3/4*            9 1/4*
September 30, 1994.............................                                       9 7/8*            9 1/4*
December 31, 1994..............................                                      10    *            9 1/8*

* Restated for the three for two forward stock split effected February 15, 1996.

As of March 15, 1996, the closing price of the Company's Common Stock on the New York Stock Exchange was $10.00 per share.

As of March 15, 1996, the Company's Common Stock was held by 7,633 holders of record.

Based on the performance of the Company's properties, in November 1995 the Company's Board of Directors approved the Company's resumption of

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

the payment of regular quarterly dividends. The Company paid dividends in 1995 as follows:

 Date Declared                   Record Date                       Payable Date                        Amount*
----------------              -----------------                  -----------------                     -------
November 30, 1995             December 15, 1995                  December 31, 1995                     $   .07

* Restated for the three for two forward stock split effected February 15, 1996.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1995 represented a return of capital.

On December 5, 1989, the Company's Board of Directors approved a program for the Company to repurchase its shares of Common Stock. The Company's Board of Directors has authorized the Company to repurchase a total of 687,000 shares of its Common Stock pursuant to such program. As of March 15, 1996, the Company had repurchased 350,588 shares pursuant to such program at a cost to the Company of $1.7 million. None of such shares were repurchased in 1995 or 1996, through March 15, 1996.

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

In August 1994, the Company's Board of Directors reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the stockholder group, and had disposed of any shares of the Company's Common Stock which he or his affiliates may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. On August 23, 1994, the Company's Board of Directors adopted a resolution to the effect that in determining total ownership, shares of the Company's Common Stock owned by Mr. Friedman and his affiliates are no longer to be included. As of March 15, 1996, Mr. Phillips and his affiliates, primarily ART, owned approximately 38% of the Company's outstanding shares of Common Stock.

On March 21, 1996, the Company's Board of Directors reconsidered its share ownership limitation and determined that there was no reason to object to the purchase by Mr. Phillips and his affiliates of additional shares in excess of 49% of the Company's outstanding shares of Common Stock. Accordingly, there is no longer any limitation on the percentage of shares of Common Stock of the Company which may be acquired by Mr. Phillips and his affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             For the Years Ended December 31,
                                   -------------------------------------------------------------------------------
                                        1995           1994             1993             1992              1991
                                   -------------   ------------     ------------     -------------   --------------
                                                          (dollars in thousands, except per share)
EARNINGS DATA
Income............................ $      48,272    $    37,983      $    32,242      $   27,064      $    25,463
Expense...........................        59,257         47,244           42,430          34,653           43,574
                                   -------------    -----------      -----------      ----------      -----------

(Loss) before gain on
 sale of partnership
 interests, gain on sale
 of real estate and
 extraordinary gain...............       (10,985)        (9,261)         (10,188)         (7,584)         (18,111)
Gain on sale of partner-
 ship interests...................           -            2,514              -               912              -
Gain on sale of
 real estate......................         5,822          2,153               24             476              873
Extraordinary gain................         1,437          1,189            1,594             440            1,176
                                   -------------    -----------      -----------      ----------      -----------
Net (loss)........................ $      (3,726)   $    (3,405)     $    (8,570)     $   (5,756)     $   (16,062)
                                   =============    ===========      ===========      ==========      ===========

PER SHARE DATA
(Loss) before extra-
 ordinary gain.................... $       (1.29)   $     (1.15)     $     (2.52)     $    (1.32)     $     (3.82)
Extraordinary gain................           .36            .30              .40             .09              .26
                                   -------------    -----------      -----------      ----------      -----------
Net (loss)........................ $        (.93)   $      (.85)     $     (2.12)     $    (1.23)     $     (3.56)
                                   =============    ===========      ===========      ==========      ===========

Dividends per share............... $        .07    $       -        $      -         $       -        $       .75

Weighted average shares
 outstanding......................    4,012,275      4,012,275        4,033,332        4,673,183        4,513,674


                                                                    December 31,
                                    ------------------------------------------------------------------------------
                                        1995           1994              1993             1992            1991
                                    ------------    -----------      -----------      -----------      -----------
                                                    (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable....................... $      10,017   $     11,201     $     12,447     $      18,132   $       54,471
Real estate held for sale
 Foreclosed.......................         2,460          8,032           11,277            22,592           49,609
 Other............................         3,415            341              596               598              -
Real estate held for
 investment.......................       220,249        213,445          178,857           132,208           70,594
Total assets......................       260,180        247,964          221,095           203,687          184,594
Notes and interest
 payable..........................       159,889        145,514          116,024            91,276           65,210
Redeemable common stock...........           -              -                -                 -              3,939
Stockholders' equity..............        89,184         93,177           96,582           105,625          108,839

Book value per share.............. $       22.23   $      23.22     $      23.95     $       22.60   $        24.11

Shares and per share data have been restated for the three for two forward stock split effected February 15, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. The Company is the successor to a California business trust organized on September 6, 1983 which commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1995 aggregated $9.6 million compared with $563,000 at December 31, 1994. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property and mortgage note sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. The Company expects that its cash balance at December 31, 1995, and cash that will be generated in 1996 from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extension of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations coming due in 1996, dividend payments and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Company's cash flow from property operations (rents collected less payments for property operating expenses) has increased over the past three years from $8.7 million in 1993 and 1994 to $15.3 million in 1995. Of this $6.6 million net increase from 1993 to 1995, $3.9 million is the result of the Company having acquired additional income producing properties, both through purchase and foreclosure, and the remainder of the $2.8 million increase is due to increased occupancy and rents, primarily at its apartments, and the Company's control of operating expenses. The Company's management believes that this trend will continue, as a result of increased rents at the Company's apartments and increased occupancy of its commercial properties.

The Company owns a combined 63.7% limited and general partner interest in Tri-City Limited Partnership which owns five properties in Texas. In 1995, the Company received distributions of $382,000 from the partnership's operating cash flow, and $853,000 from its financing cash flow. See NOTE 5. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES."

In June 1995, the Company received a $500,000 settlement from one of the defendants in a lawsuit brought by the Company against the former owners of the RCA Building and their agents. The Company made a loan secured by the building in 1987 and filed a foreclosure action which was subsequently amended in 1990, to include claims of negligent misrepresentation against the borrowers, their legal counsel, architect and engineers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In 1995, the Company received cash of $2.9 million from the payoff or collection of mortgage notes receivable. The Company also received a total of $25.4 million from new mortgage financings and refinancings during 1995. In 1995, the Company expended $1.1 million in cash on real estate acquisitions and made a total of $18.5 million in principal payoffs or paydowns on its mortgage debt.

Scheduled principal payments on notes payable of $26.0 million are due in 1996. It is the Company's intention to either pay the mortgages that mature in 1996 when due, or seek to extend the due dates one or more years, or refinance the debt on a long-term basis. The Company's management believes it will continue to be successful in obtaining loan extensions or refinancings.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," during 1995 the Company funded $3.2 million for operating cash deficits, including tenant improvements of $2.0 million, of the Republic Towers Office Building in Dallas, Texas due to minimal occupancy and operating expenses far exceeding rents. The Company expects to fund a lesser amount for this property in 1996.

Pursuant to a repurchase program originally announced by the Company on December 5, 1989, the Company's Board of Directors has authorized the repurchase of a total of 687,000 shares of the Company's Common Stock. As of March 15, 1996, the Company had purchased 350,588 shares of its common stock at a total cost to the Company of $1.7 million. None of such shares were repurchased in 1995 or 1996, through March 15, 1996.

During 1995, the Company resumed the payment of regular quarterly dividends. The Company declared and paid dividends of $267,000 or $.07 per share in 1995.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Company's properties or notes are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. Estimated net realizable value of mortgage notes receivable is based on the Company's management's review and evaluation of the collateral properties securing such notes. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of the maintenance requirements, discussions with the manager of the property and a review of the surrounding area.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1995 compared to 1994. The Company's net loss for 1995 was $3.7 million compared to a net loss of $3.4 million in 1994. The Company's 1995 net loss includes extraordinary gains of $1.4 million and a gain on sale of real estate of $5.8 million and its 1994 net income includes a gain on sale of partnership interests of $2.5 million, a gain on sale of real estate of $2.2 million and an extraordinary gain of $1.2 million. Fluctuations in the components of the Company's revenues and expenses between the 1994 and 1995 are described below.

Rents increased $10.3 million in 1995 compared to 1994. Of this increase in rents, $4.5 million is due to the acquisition of the remaining partnership interest in three partnerships in 1995; $5.1 million is due to property acquisitions in late 1994; and $1.6 million is due to increases in occupancy at several of the Company's commercial properties: Chesapeake Ridge Office Building, a 24% increase; Forum Office Building, a 10% increase; President's Square Shopping Center, a 19% increase; and 74 New Montgomery Office Building, a 41% increase. These increases are partially offset by a decrease of $1.1 million in rents due to properties sold.

Property operating expenses increased $3.3 million in 1995 as compared to 1994. Of this increase, $2.1 million is due to the acquisition of the remaining partnership interest in three partnerships in 1995 and $3.8 million is due to property acquisitions in late 1994. These increases are partially offset by a decrease of $1.6 million due to decreases in replacements, utilities and administrative expenses, primarily at Republic Towers Office Building as well as a decrease of $800,000 due to the buyout of a tenant lease in 1994, and a decrease of $524,000 due to property sales.

Rents and property operations expenses both are expected to increase in 1996 due to anticipated increases in rents at the Company's apartments and increased occupancy of its commercial properties.

Interest income for 1995 of $1.5 million was comparable to the $1.5 million in 1994.

Equity in losses of investees was $1.1 million in 1995 compared to $90,000 in 1994. The increased equity loss is primarily due to the modification of a wraparound mortgage note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Company has a 60% general partner interest, and the writedown of a wraparound mortgage note receivable to the balance of an underlying first lien mortgage also by NIA. The Company's equity share of the loss on the note modification was $127,000 and its equity share of the note writedown was $901,000. See NOTE 5. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES." The Company expects its equity investees to be profitable in 1996.

Interest expense increased to $16.1 million in 1995 as compared to $10.6 million in 1994. Of this increase, $1.8 million is attributable to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the acquisition of the remaining partnership interests in three partnerships during 1995, $1.9 milion is attributable to properties acquired in late 1994 $1.8 million is attributable to property financings and refinancings during 1995, and $459,000 is attributable to increases in the interest rates on variable rate mortgage debt. These increases are partially offset by a decrease of $431,000 due to properties sold. Interest expense is expected to increase in 1996 due to anticipated property acquisitions and refinancings.

Depreciation expense increased to $8.6 million in 1995 as compared to $6.1 million in 1994. An increase of $638,000 is attributable to the acquisition of the remaining partnership interests in three partnerships during 1995, an increase of $787,000 is attributable to properties acquired in late 1994 and an increase of $1.3 million is due to increased depreciation from property additions and tenant improvements. These increases are partially offset by a decrease of $230,000 due to properties sold and $84,000 due to assets becoming fully depreciated. Depreciation expense is expected to increase in 1996 due to anticipated property acquisitions.

The advisory fee increased to $1.8 million in 1995 as compared to $1.7 million in 1994. The increase is due to the increase in the Company's gross assets, the basis for such fee. Such fee is expected to increase as the Company's asset base increases.

General and administrative expenses increased to $2.0 million in 1995 from $1.8 million in 1994. The increase is due to an increase in advisory cost reimbursements.

As described in "Liquidity and Capital Resources" above, in 1995 the Company received a litigation settlement of $500,000. Also in 1995, the Company recognized a gain of $1.6 million on the collection of the note receivable secured by the Maumelle land and a gain of $4.1 million on the sale of the Summerchase Apartments. See NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE
3. "REAL ESTATE AND DEPRECIATION."

The Company recognized extraordinary gains totaling $1.4 million in 1995, on the payoff of the mortgage debt secured by the Fountain Village Apartments and a principal pay down and modification of the mortgage debt secured by the Dunes Plaza Shopping Center. See NOTE 6. "NOTES PAYABLE." In 1994, the Company recognized a gain of $2.5 million on the sale of its interests in two partnerships and a gain of $2.2 million on the sale of Cedar Creek Apartments, and an extraordinary gain of $1.2 million on the disposition of a limited partnership interest.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Net rental income (rents less property operating expenses) was $9.6 million in 1994 compared to $6.7 million in 1993. Rents increased by $6.1 million in 1994 as compared to 1993. Of this increase, $4.4 million is due to property acquisitions in late 1993 and in 1994 and $1.3 million is due to increases in occupancy at several of the Company's commercial properties: Plaza Towers Office Building, a 16% increase; 74 New Montgomery Office Building, a 26% increase; and Waterstreet Office Building, a 8% increase. Property operating expenses increased $3.3 million in 1994 as compared to 1993. Of this increase, $2.0 million is due to property acquisitions in late 1993 and in 1994, $623,000 is due to increased replacements, primarily at Venture Center Office Building, and 74 New Montgomery Office Building and $800,000 is attributable to a lease buyout at one of the Company's shopping centers.

Interest income decreased to $1.5 million in 1994 compared to $1.9 million in 1993. The decrease is attributable to the payoff or modification of notes receivable during 1994 and 1993.

Equity in results of operations of investees was a loss of $90,000 in 1994 compared to a loss of $262,000 in 1993. A reduction in equity loss of $444,000 is attributable to the Company ceasing to record equity losses on the One Penn Square Associates Limited Partnership ("One Penn Square"). The Company's interest in the partnership was conveyed to the lender on the partnership's office building to settle litigation. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES." This reduction in loss is partially offset by an increase of $251,000 attributable to lower net income of Income Opportunity Realty Investors, Inc., a real estate investment trust in which the Company had an approximate 22% interest in 1994.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses of $1.8 million in 1994 decreased from $2.0 million in 1993. The decrease is primarily related to a decrease in fees related to the Olive Litigation which was settled in 1994. See NOTE 15. "COMMITMENTS AND CONTINGENCIES - Olive Litigation."

In 1994, the Company realized a gain of $2.2 million on the sale of the Cedar Creek Apartments and a gain of $2.5 million on the sale of its interest in two partnerships. In 1993, the Company realized a gain of $24,000 on the sale of its interest in a property which the Company was to have received in a litigation settlement.

In 1994, the Company recognized an extraordinary gain of $1.2 million on the conveyance of its limited partner interest in One Penn Square to the lender on the partnership's office building to settle litigation. In 1993, the Company recognized extraordinary gains of $1.1 million as a result of the forgiveness of debt related to the modification of a mortgage and $500,000 as a result of the early payoff of the mortgage secured by the Plaza Towers Office Building in St. Petersburg, Florida.

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

Tax Matters

For the years 1995, 1994 and 1993, the Company elected and in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters (Continued)

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Company's management estimates that if the Company had adopted SFAS No. 121 effective January 1, 1995, the Company would have recorded no depreciation in 1995 applicable to Park Forest Apartments, which is the Company's only income producing property held for sale, the Company's net loss would have decreased by $105,000 and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required. The Company adopted SFAS No. 121 effective January 1, 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                           Page
                                                                                                           ----
Report of Independent Certified Public Accountants.........................................................  35

Consolidated Balance Sheets -
            December 31, 1995 and 1994.....................................................................  36

Consolidated Statements of Operations -
            Years Ended December 31, 1995, 1994 and 1993...................................................  37

Consolidated Statements of Stockholders' Equity -
            Years Ended December 31, 1995, 1994 and 1993...................................................  38

Consolidated Statements of Cash Flows -
            Years Ended December 31, 1995, 1994 and 1993...................................................  39

Notes to Consolidated Financial Statements.................................................................  42

Schedule III - Real Estate and Accumulated Depreciation....................................................  62

Schedule IV  - Mortgage Loans on Real Estate...............................................................  66





All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors of
Transcontinental Realty Investors, Inc.


We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein


                                                  BDO SEIDMAN, LLP

Dallas, Texas
March 20, 1996

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                             ---------------------------------
                                                                                  1995               1994
                                                                             -------------       -------------
                                                                                     (dollars in thousands)
                       Assets
                       ------
Notes and interest receivable
 Performing................................................................  $       9,916        $     10,659
 Nonperforming, nonaccruing................................................          1,150               1,502
                                                                             -------------        ------------
                                                                                    11,066              12,161

Less - allowance for estimated losses......................................         (1,049)               (960)
                                                                             -------------        ------------
                                                                                    10,017              11,201

Foreclosed real estate held for sale, net of accumu-
 lated depreciation ($33 in 1995 and $514 in 1994).........................          2,460               8,032

Real estate held for sale, net of accumulated
 depreciation ($1,684 in 1995).............................................          3,415                 341
                                                                             -------------        ------------
                                                                                    15,892              19,574

Real estate held for investment, net of
 accumulated depreciation ($42,455 in 1995 and
 $31,035 in 1994)..........................................................        220,249             213,445
Investment in real estate entities.........................................          5,086               8,577
Cash and cash equivalents..................................................          9,620                 563
Other assets (including $733 in 1995 and $212 in
 1994 from affiliates).....................................................          9,333               5,805
                                                                             -------------        ------------
                                                                             $     260,180        $    247,964
                                                                             =============        ============

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable.................................................  $     159,889        $    145,514

Other liabilities (including $677 in 1995 and
 $2,314 in 1994 to affiliates).............................................         11,107               9,273
                                                                             -------------        ------------
                                                                                   170,996             154,787

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 4,012,275 shares
 in 1995 and 1994..........................................................             40                  40
Paid-in capital............................................................        219,036             219,036
Accumulated distributions in excess of accumulated
 earnings..................................................................       (129,892)           (125,899)
                                                                             -------------        ------------
                                                                                    89,184              93,177
                                                                             -------------        ------------
                                                                             $     260,180        $    247,964
                                                                             =============        ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the Years Ended December 31,
                                                     ------------------------------------------------------------
                                                           1995                  1994                1993
                                                     ---------------       ----------------      ----------------
                                                               (dollars in thousands, except per share)
Income
 Rents.............................................. $        46,770       $        36,494        $       30,373
 Interest (including $27 in 1993
    from affiliates)................................           1,502                 1,489                 1,869
                                                     ---------------       ---------------        --------------
                                                              48,272                37,983                32,242

Expenses
 Property operations (including
    $2,928 in 1995, $1,280 in 1994
    and $747 in 1993 to affiliates).................          30,211                26,944                23,659
 Equity in losses of investees......................           1,083                    90                   262
 Interest...........................................          16,114                10,642                 8,662
 Depreciation.......................................           8,619                 6,095                 5,435
 Advisory fees to affiliate.........................           1,770                 1,708                 1,548
 General and administrative
    (including $877 in 1995, $706
    in 1994 and $856 in 1993 to
    affiliates).....................................           1,960                 1,765                 1,991
 Litigation settlement..............................            (500)                  -                     -
 Provision for losses...............................             -                     -                     873
                                                     ---------------       ---------------        --------------
                                                              59,257                47,244                42,430
                                                     ---------------       ---------------        --------------

(Loss) before gain on sale of part-
 nership interests, gain on sale of
 real estate and extraordinary gain.................         (10,985)               (9,261)              (10,188)
Gain on sale of partnership interests...............             -                  2,514                   -
Gain on sale of real estate.........................           5,822                 2,153                    24
Extraordinary gain..................................           1,437                 1,189                 1,594
                                                     ---------------       ---------------        --------------
Net (loss).......................................... $        (3,726)      $        (3,405)       $       (8,570)
                                                     ===============       ===============        ==============

Earnings per share
(Loss) before extraordinary gain.................... $        (1.29)        $       (1.15)         $       (2.52)
Extraordinary gain..................................            .36                   .30                    .40
                                                     --------------         -------------          -------------
Net (loss).......................................... $         (.93)        $        (.85)         $       (2.12)
                                                     ==============         =============          =============


Weighted average Common shares used
 in computing earnings per share....................      4,012,275             4,012,275              4,033,332
                                                     ===============        =============           ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                    Accumulated
                                                                                   Distributions
                                         Common Stock                               in Excess of
                                   ------------------------         Paid-in         Accumulated         Stockholders'
                                     Shares        Amount           Capital           Earnings             Equity
                                   ----------    ----------      -------------    ----------------      -------------
                                                                  (dollars in thousands)
Balance, January 1, 1993.....       4,088,625   $        41      $      219,508   $      (113,924)      $      105,625


Repurchase of Common Stock...         (76,350)           (1)               (472)              -                   (473)

Net (loss)...................             -             -                  -               (8,570)              (8,570)
                                -------------   -----------      -------------    ---------------       --------------


Balance, December 31, 1993...       4,012,275            40             219,036          (122,494)              96,582


Net (loss)...................             -             -                   -              (3,405)              (3,405)
                                -------------   -----------      --------------   ---------------       --------------


Balance, December 31, 1994...       4,012,275            40             219,036          (125,899)              93,177


Dividends paid...............             -             -                   -                (267)                (267)

Net (loss)...................             -             -                   -              (3,726)              (3,726)
                                -------------   -----------      --------------   ---------------       --------------


Balance, December 31, 1995...       4,012,275   $        40      $      219,036   $      (129,892)      $       89,184
                                =============   ===========      ==============   ===============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         For the Years Ended December 31,
                                                          -----------------------------------------------------------
                                                                1995                   1994                  1993
                                                           --------------         --------------        -------------
                                                                                  (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected...........................             $         46,511        $       36,336        $      30,399
   Interest collected (including $27 in
     1993 from affiliates)...................                        1,256                 1,464                1,072
   Interest paid.............................                      (14,676)               (9,054)              (7,302)
   Payments for property operations
     (including $2,928 in 1995, $1,280 in
     1994 and $714 in 1993 to affiliates)....                      (31,171)              (27,773)             (21,661)
   Advisory fee paid to affiliate............                       (1,770)               (1,733)              (1,536)
   General and administrative expenses paid
     (including $877 in 1995, $706 in 1994
     and $856 in 1993 to affiliates).........                       (1,216)               (2,373)              (3,144)
   Distributions from operating cash flow of
     equity investees........................                          666                   811                2,765
   Litigation settlement.....................                          500                   -                    -
   Other.....................................                          834                 2,261                  810
                                                          ----------------        --------------        -------------

     Net cash provided by (used in) operating
     activities..............................                          934                   (61)               1,403

Cash Flows from Investing Activities
   Funding of notes receivable...............                          -                     -                 (2,525)
   Collections on notes receivable
     (including $2,784 in 1993 from
     affiliates).............................                        2,851                 1,850               12,010
   Real estate improvements..................                       (8,024)               (5,354)              (5,028)
   Proceeds from sale of real estate.........                        7,749                 3,285                  344
   Proceeds from sale of partnership
     interests...............................                          -                   2,076                  -
  Acquisitions of real estate...............                        (1,059)               (9,790)              (8,690)
   Acquisition of partnership interests......                          (50)                  -                    -
   Deposits on pending purchases.............                          -                     -                    (50)
   Contributions to equity investees.........                         (443)                 (947)                (492)
                                                          ----------------        --------------        -------------

     Net cash provided by (used in) investing
     activities..............................                        1,024                (8,880)              (4,431)





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          For the Years Ended December 31,
                                                            ------------------------------------------------------------
                                                                1995                   1994                     1993
                                                            ------------           ------------              -----------
                                                                              (dollars in thousands)
Cash Flows from Financing Activities
   Distributions from financing cash flow of
     equity investees.................................... $            853        $          -          $         -
   Payments on notes payable.............................           (4,770)               (2,165)              (2,357)
   Payoffs of notes payable..............................          (13,739)               (9,545)              (5,905)
   Proceeds from notes payable...........................           26,072                16,102                6,161
   Dividends paid........................................             (267)                  -                    -
   Shares of Common Stock repurchased....................              -                     -                   (473)
   Debt issue costs......................................           (1,050)                 (790)                (276)
                                                          ----------------        --------------        -------------

     Net cash provided by (used in)
     financing activities................................            7,099                 3,602               (2,850)
                                                          ----------------        --------------        -------------


Net increase (decrease) in cash and cash
   equivalents...........................................            9,057                (5,339)              (5,878)

Cash and cash equivalents, beginning of year.............              563                 5,902               11,780
                                                          ----------------        --------------        -------------

Cash and cash equivalents, end of year................... $          9,620        $          563        $       5,902
                                                          ================        ==============        =============


Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
   Net (loss)............................................ $         (3,726)       $       (3,405)       $      (8,570)
   Adjustments to reconcile net (loss) to net
     cash provided by (used in) operating
     activities
     Depreciation and amortization.......................            9,180                 6,343                5,651
     Provision for losses................................              -                     -                    873
     Extraordinary gain..................................           (1,437)               (1,189)              (1,594)
     Equity in losses of equity investees................            1,083                    90                  262
     Gain on sale of partnership interests...............              -                  (2,514)                 -
     Gain on sale of real estate.........................           (5,822)               (2,153)                 (24)
     Distributions from operating cash flow
      Of equity investees................................              666                   811                2,765
     (Increase) decrease in interest
      receivable.........................................               (4)                  213                 (522)
     Decrease in other assets............................              897                 1,830                  857
     Increase in interest payable........................              635                   881                  869
     Increase (decrease) in other
     liabilities.........................................             (538)                 (968)                 836
                                                          ----------------        --------------        -------------

   Net cash provided by (used in) operating
     activities.......................................... $            934        $          (61)       $       1,403
                                                          ================        ==============        =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                      For the Years Ended December 31,
                                                          ------------------------------------------------------
                                                              1995                   1994                1993
                                                          ------------           ------------         ----------
                                                                            (dollars in thousands)
Schedule of noncash investing and financing
 activities
   Carrying value of real estate acquired
     through foreclosure in satisfaction of
     notes receivable (with carrying values
     of $2,363 in 1993).......................            $     -               $     -               $ 2,363

Real estate obtained in satisfaction of a note receivable with no carrying value

   Carrying value of real estate received.....                2,519                   -                    -

   Carrying value of debt assumed.............                2,675                   -                    -

Acquisition of remaining general partner interests in three partnerships

   Carrying value of assets received..........               22,807                   -                    -

   Carrying value of liabilities assumed......               21,481                   -                    -

Notes receivable from sales of real
   estate in 1994 and 1993....................                   -                 6,837                1,130

Notes payable from acquisition of real
   estate.....................................                   -                30,936               21,041

Carrying value of property acquired through
   assumption of debt of $6,559...............                   -                    -                 6,559

Carrying value of loans transferred to
   third party in exchange for assumption of
   related liabilities........................                   -                    -                   422

Transfer of limited partner interest to
   partnership's lender in settlement of
   litigation.................................                   -                 1,189                  -


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

Certain balances for 1994 and 1993 have been reclassified to conform to the 1995 presentation. Shares and per share data have been restated for the three for two forward stock split effected February 15, 1996.

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

Basis of consolidation. The Consolidated Financial Statements include the accounts of TCI and subsidiaries and partnerships which it controls. All intercompany transactions and balances have been eliminated. Minority interests (which are not significant) are included in other liabilities.

Accounting estimates. In the preparation of the Company's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from these estimates.

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

Company's estimate of net realizable value of the property or collateral securing each such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral or property value adjusted for costs to complete or improve, hold and dispose. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss is recognized by a charge against earnings. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent revisions in fair value less cost to sell either increase or decrease such valuation allowance, but not in excess of the assets carrying amount when originally classified as held for sale. See "Allowance for estimated losses," above. Properties held for sale are depreciated in accordance with the Company's established depreciation policies. See "Real Estate and Depreciation," below.

Annually, all foreclosed properties held for sale are reviewed by the Company's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) Company management has no intent to dispose of the property within the next twelve months; (ii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended; (iii) property improvements have been funded; and (iv) the Company's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net (loss).

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except for foreclosed properties held for sale, which are recorded initially at the lower of original cost or fair value minus costs of sale. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 2 to 40 years. Real estate held for sale is not depreciated.

Present value discounts. The Company provides for present value discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

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

Investment in noncontrolled partnerships and equity investees. The Company uses the equity method to account for investments in partnerships which it does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI"). Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and additional advances and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

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

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year adjusted for the three for two forward stock split effected February 15, 1996.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                          1995                                 1994
                                            ---------------------------------      -------------------------------
                                            Estimated                              Estimated
                                              Fair                 Book               Fair                Book
                                             Value                 Value             Value                Value
                                            ----------           ------------      ------------       ------------


 Notes receivable
    Performing............................ $       13,425       $      10,611      $     13,285       $     11,583
    Nonperforming, nonaccruing............          2,159               1,139             8,471              7,347
                                           --------------       -------------      ------------       ------------
                                           $       15,584              11,750      $     21,756             18,930
                                           ==============                          ============


 Interest receivable......................                                 84                                  389
 Unamortized (discounts)..................                               (768)                              (2,210)
 Deferred gain............................                                 -                                (4,948)
                                                                -------------                         ------------
                                                                $      11,066                          $    12,161
                                                                =============                          ===========


The Company does not recognize interest income on nonperforming notes receivable. For the years 1995, 1994 and 1993, unrecognized interest income on nonperforming notes receivable aggregated $231,000, $256,000 and $423,000, respectively.

Notes receivable at December 31, 1995, mature from 1996 through 2016 with interest rates ranging from 3.9% to 12.5%, with a weighted average rate of 11.36%. Discounts are based on imputed interest rates of 10.0%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $1.2 million are due in 1996.

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

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of the land in sixteen developed residential and commercial subdivisions secured by a first lien on the properties sold. The note receivable bore interest at 8.0% per annum, required annual payments of principal of $850,000 plus accrued interest and matured in February 1998. The note was guaranteed by companies affiliated with the borrower. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

in cash; (ii) the Company's release of all land securing the note; (iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bore interest at 9.0% and matured in January 1996 and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower has the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million on September 12, 1995, it recognized $1.6 million of the gain previously deferred. The $1.4 million note was not paid at maturity. The Company has commenced negotiations with the borrower in an effort to correct the default and has also begun foreclosure proceedings. The Company does not expect to incur a loss on the note as the fair value of the property exceeds the carrying value of the note.

In January 1995, the Company received $11,000 in settlement of a note receivable with a principal balance of $20,000. In April, May and October 1995, four mortgage notes receivable, secured by developed residential lots in Greensboro, North Carolina, in the total amount of $43,000 were paid in full.

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

In June 1994, a mortgage note receivable with a principal balance of $2.7 million and secured by the Lincoln Court Apartments, a 53 unit apartment complex in Dallas, Texas, was paid down and modified. The apartment complex is owned by Jor-Trans Investors Limited Partnership ("Jor-Trans"), in which the Company has a combined 55% general and limited partner interest. The Company accounts for its investment in Jor-Trans using the equity method. The Company received $1.3 million in cash and the remaining note balance of $1.4 million was split into two new notes and subordinated to a new first mortgage secured by the property.

Also in June 1994, the Company sold the RCA Building, a vacant 100,800 square foot office building in Mt. Laurel, New Jersey, for $100,000. The Company provided purchase money financing for the entire sales price. The note was paid in full at its April 1995 maturity.

In July, August and October 1994, the Company received $120,000, $105,000 and $74,000, respectively, from the payoff of three notes receivable at their respective maturities.

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

In 1992, the Company purchased, from a financial institution, two mortgage notes secured by first liens on an office building and a parcel of undeveloped land and a mortgage note secured by a second lien on three commercial properties for $680,000 in net cash. At December 31, 1993, the notes were in default. In January 1994, the Company instituted foreclosure proceedings on the first mortgage note secured by the office building. In June 1994, the Company wrote off the note receivable secured by the office building as uncollectible. In October 1995, the Company recovered $101,000 from the local taxing authority that had foreclosed on the office building. At December 31, 1995, the remaining two notes with a carrying value of $152,000 were in default and fully reserved.

In June 1991 and December 1991, in an effort to develop a potential future financing source, the Company entered into an asset sales agreement whereby the Company sold a participation in one of its mortgage notes in the amount of $1.3 million in exchange for the assignment of a first mortgage note of $1.1 million and a $181,000 participation in another first mortgage note (the "loan
participation") from an insurance company.   In conjunction  with these
transactions, the Company entered into a put and guaranty agreement.

Both the mortgage loan and the loan participation received by the Company were in default at December 31, 1991. In April 1992, the property securing the first mortgage note in the amount of $1.1 million was deeded to the Company in lieu of foreclosure. In the first quarter of 1992, the Company recorded a provision for losses of $366,000 to reduce the carrying value of the mortgage note to the estimated fair value of the collateral property. In September 1993, the Company sold the collateral property for $850,000, receiving $125,000 in cash and providing purchase money financing of $725,000. The Company recognized no loss on the sale beyond the amount previously provided. In the third quarter of 1992, the Company recorded a provision for losses of $184,000 to fully reserve for the carrying value of the loan participation.

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

NOTE 3.   REAL ESTATE AND DEPRECIATION

In December 1995, the Company's management made its annual review of the Company's real estate portfolio and reclassified the Majestic Inn, a hotel in San Francisco, California from properties held for sale to properties held for investment. The Company also reclassified the Park Forest Apartments, 44 unit apartment complex in Dearborn Heights, Michigan, from properties held for investment to properties held for sale, the Company having entered into a contract to sell the property. See NOTE 17. "SUBSEQUENT EVENTS."

In February 1995, the Company purchased a 48.18% interest in 8,153 square feet of land in proximity to the Republic Towers Office Building ("Republic Towers") in Dallas, Texas for $166,000 in cash. In December 1995, the Company purchased a 43,560 square foot parking lot also in proximity to Republic Towers for $1.1 million in cash.

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE," in June 1995, the Company obtained the Gladstell Forest Apartments through foreclosure.

In November 1995, the Company sold the Summerchase Apartments, a 240 unit apartment complex in Norcross, Georgia for $12.1 million, receiving net cash of $3.1 million after the payment of the first mortgage of $8.7 million and a prepayment penalty of $390,000. The Company recognized a gain on the sale of $4.1 million.

In December 1995, the Company sold the Heritage Shopping Center, a 16,446 square foot shopping center in Tulsa, Oklahoma for $418,000 in cash. The Company recognized a gain on the sale of $76,000.

During 1994, the Company purchased six commercial properties at a total cost of $34.2 million and one apartment complex for $5.6 million. In connection with the acquisitions, the Company either assumed existing mortgage debt or obtained new mortgage debt totaling $31.0 million with the remainder of the purchase prices having been paid in cash. Also during 1994, the Company sold one apartment complex for $10.1 million, one office building for $100,000 and two parcels of land, one parcel containing 1,406 acres of commercial and residential land and the other parcel consisting of 44 residential lots for a total of $8.4 million. The Company received net cash of $4.3 million from the sales after the payoff of $7.7 million in mortgage debt. In conjunction with such sales the Company provided $6.8 million of purchase money financing and recognized a gain of $2.2 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                 1995               1994                1993
                                                               --------           --------            --------
    Balance January 1,...................................   $         960       $      5,504       $       6,697
        Provision for losses.............................             -                  -                   731
        Amounts charged off..............................             (12)            (4,544)             (1,924)
        Recoveries.......................................             101                -                   -
                                                            -------------       ------------       -------------
    Balance December 31,.................................   $       1,049       $        960       $       5,504
                                                            =============       ============       =============

The provision for losses in the accompanying Consolidated Statement of Operations includes $142,000, in 1993, for the writeoff of notes receivable transferred to a third party in exchange for assumption of debt.

NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company's investment in equity method real estate entities consists of the following:

                                                                             1995                1994
                                                                          -----------        -----------
    Income Opportunity Realty Investors, Inc.
        ("IORI").......................................................   $       511        $       809
    Tri-City Limited Partnership ("Tri-City")..........................         5,409              6,523
    Jor-Trans..........................................................            82              1,070
    Nakash Income Associates ("NIA")...................................          (969)                85
    Other..............................................................            53                 90
                                                                          -----------        -----------
                                                                          $     5,086        $     8,577
                                                                          ===========        ===========

The Company owns an approximate 22% interest in IORI, a publicly held Real Estate Investment Trust ("REIT") with a market value of $3.4 million at December 31, 1995. IORI owns five apartments (three in Texas and one each in California and Wisconsin) and two office buildings (one in California and the other in Florida).

The Company owns a combined 63.7% general and limited partner interest in Tri-City which owns five properties in Texas. The Tri-City partnership agreement requires the consent of both the Company and IORI (a 36.3% general partner) for any material changes in the operations of Tri-City's properties, including sales, refinancings and changes in property management. The Company, as a noncontrolling partner, accounts for its investment in Tri-City using the equity method.

In July 1995, Tri-City obtained first mortgage financing of $1.4 million secured by a previously unencumbered office building in Dallas, Texas. The Company received $853,000 of the net financing proceeds.

The Company owns 60% general partner interest and IORI owns a 40% general partner interest in NIA. The NIA partnership agreement requires the consent of both the Company and IORI for any material changes in the operations of NIA. The Company, as a noncontrolling partner, accounts

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

for its investment in NIA on the equity method. NIA owns two wraparound mortgage notes receivable, one of which is secured by a shopping center in Onandaga, New York. In July 1995, the owner of the shopping center informed NIA that it had determined that further investment in the shopping center was not justified, and further that it has offered to deed the property back to the first lienholder in lieu of foreclosure making the wraparound note receivable held by NIA uncollectible. The property has been placed in receivership and foreclosure is anticipated on or about March 29, 1996. NIA recorded a provision for loss of $1.5 million to write its wraparound note receivable down to the balance of the first lien mortgage. The Company's equity share of the loss is $901,000. In September 1995, the Company received notice from NIA that the other of its wraparound notes receivable had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's share is $127,000.

In April 1995, the Company purchased the remaining general partner interest in Shadow Run Associates, which owns the Shadow Run Apartments, an apartment complex in Pinellas Park, Florida for $50,000 in cash. In January 1995, the partnership had refinanced the mortgage debt secured by the Shadow Run Apartments. The partnership used the refinancing proceeds and a $300,000 advance from the Company to pay the existing mortgage of $7.0 million, accrued but unpaid interest, financing fees and real estate taxes.

Effective January 1, 1995, the other 50% general partners in both Twinbrook Village Associates, which owns Woods Edge Apartments in Rockville, Maryland, and Gate Laurel Associates, which owns the Westgate of Laurel Apartments in Laurel, Maryland, conveyed their interests in the partnerships to the Company in exchange for a release from their general partner liability.

The Company owned a 55% limited partner interest in a partnership which owned an office building in Philadelphia, Pennsylvania. An affiliate of the lender owned the remaining 45% limited partner interest. In May 1993, the lender filed a foreclosure action against the office building. The lender also filed an action against the partnership and the Company to set aside, as a fraudulent conveyance, payments from the partnership to the Company in 1992 and in 1993 of $1.8 million made to repay the Company's mortgage note secured by a second lien on the office building. The Company and the lender reached an agreement which provided that the Company pay $575,000 to the lender and convey the Company's interest in the partnership to the lender. In August 1994, the Company made the required $575,000 payment, conveyed its partnership interest to the lender and the parties executed mutual releases and all litigation between the parties was dismissed. The Company recognized an extraordinary gain of $1.2 million as the carrying value of its investment in the partnership was less than the debt secured by the office building due to previously recognized equity losses.

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

Set forth below are summary financial data for the real estate entities accounted for using the equity method:

                                                                1995                1994
                                                          ----------------     --------------
Real estate, net of accumulated
    depreciation ($9,781 in 1995
    and $15,602 in 1994)................................  $         53,003     $       69,763
Notes receivable........................................             4,597              6,073
Other assets............................................             7,399              8,181
Notes payable...........................................           (29,472)           (46,692)
Other liabilities.......................................            (2,947)            (1,287)
                                                          ----------------     --------------
Partners' capital.......................................  $         32,580     $       36,038
                                                          ================     ==============


                                                                 1995               1994                1993
                                                          -----------------    ---------------    ---------------

Rents and interest income...............................  $         10,862     $       15,362     $        20,497
Depreciation............................................            (1,748)            (2,118)             (2,911)
Operating expenses......................................            (7,092)            (8,998)            (11,679)
Interest expense........................................            (2,677)            (4,477)             (6,571)
Provision for losses....................................            (1,714)               -                   -
                                                          ----------------     --------------     ---------------
Net (loss)..............................................  $         (2,369)    $         (231)    $          (664)
                                                          ================     ==============     ===============


The Company's equity share of the above net losses for 1995, 1994 and 1993 was $1.1 million, $46,000 and $254,000, respectively, before amortization of property acquisition costs discussed below. The Company's share of the above equity investee capital was $10.5 million in 1995 and $13.0 million in 1994.

The excess of the Company's investment over its respective share of the equity in the underlying net assets of equity investees relates primarily to unamortized property acquisition costs of $119,000 in 1995 and $715,000 in 1994. These amounts are being amortized over the estimated useful lives of the properties.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                         1995                                 1994
                                           ---------------------------------      ------------------------------
                                             Estimated                             Estimated
                                                Fair               Book              Fair               Book
                                               Value               Value             Value              Value
                                           --------------      -------------      ------------       -----------
 Notes payable...............              $      160,701       $    158,679      $    130,831       $    143,292
                                           ==============                         ============
 Interest payable............                                          1,210                                2,222
                                                                ------------                         ------------
                                                                $    159,889                         $    145,514
                                                                ============                         ============

Scheduled principal payments are due as follows:

    1996........................................................                  $     26,035
    1997........................................................                        17,155
    1998........................................................                         7,476
    1999........................................................                        23,948
    2000........................................................                         8,529
    Thereafter..................................................                        75,536
                                                                                  ------------
                                                                                  $    158,679
                                                                                  ============

In 1995, the Company obtained mortgage financing totaling $10.5 million secured by four previously unencumbered commercial properties. The Company received net cash of $8.7 million after the funding of various tax and insurance escrows and the payment of various closing costs associated with the financings. The mortgages bear interest at rates ranging from 9% to 9.8% per annum and mature from May 2000 to May 2005. Also in 1995, the Company refinanced the mortgage debt secured by two apartment complexes, in the total amount of $9.4 million. The Company received net refinancing proceeds of $3.9 million after the payoff of $6.6 million in existing mortgage debt and the funding of various tax and insurance escrows and the payment of various closing costs associated with the refinancings. The mortgages bear interest at rates of 7.9% and 8.0% per annum and mature in December 2005. The Company also modified and extended three mortgage loans, combining them into one loan with a principal balance of $4.6 million, bearing interest at 9.5% with the lender forgiving $144,000 of the mortgage principal balance.

The mortgage loan secured by the Northtown Mall in Dallas, Texas matured on December 31, 1995. The Company did not payoff the mortgage at maturity. The Company is in negotiations with the lender to extend the loan. The Company expects to be successful in such negotiations, but if it is not, the Company intends to payoff the loan.

In 1994, the Company obtained mortgage financing totaling $2.8 million secured by two previously unencumbered apartment complexes. The Company received net cash of $2.6 million after the funding of various tax and insurance escrows and the payment of various closing costs associated with the financings. The mortgages bear interest at variable rates and mature from December 2001 to October 2004. Also in 1994, the Company

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE (Continued)

refinanced the mortgage debt secured by two commercial properties and one apartment complex, in the total amount of $14.0 million. The Company received net refinancing proceeds of $4.0 million after the funding of various tax and insurance escrows and the payment of various closing costs associated with the refinancings. The mortgages bear interest at rates ranging from 9.25% to 12% per annum and mature from October 1995 to May 2001.

The Company owns Institute Place Lofts, a 142,215 square foot office building in Chicago, Illinois. The Company did not payoff the $6.3 million mortgage secured by the property on its June 1, 1993 maturity, as the Company determined further investment in the property could not be justified without a substantial modification of the mortgage. In July 1994, the property was placed in bankruptcy. In January 1995, the Bankruptcy Court approved a plan of reorganization which provided for a reduction in the mortgage's secured principal balance to $4.1 million, reduced the pay rate to 6% per annum in the first year, increasing to 10.25% per annum in the fourth year, with interest accruing at 10.25% per annum. In February and March 1995, the Company funded required escrows of $500,000 to satisfy outstanding property taxes and to cover projected negative cash flow of the property. The Company recorded no gain or loss as a result of the debt restructuring.

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE", in 1995, the Company acquired an apartment complex through foreclosure, concurrently refinancing the property's $2.7 million mortgage for a like amount. As discussed in NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES", effective January 1, 1995, the other 50% general partners in two partnerships, each of which owns an apartment complex, conveyed their interests in the partnerships to the Company. The two properties were encumbered by $13.8 million in mortgage debt at the date of acquisition. Also as discussed in NOTE 5. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES", in April 1995, the Company purchased the remaining general partner interest in a partnership which owns an apartment complex encumbered by $7.2 million in mortgage debt.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION", in 1994 the Company purchased one apartment complex, one industrial facility, and four office buildings which were financed in part by $31.0 million of new or assumed mortgage debt.

Mortgage notes payable at December 31, 1995 bear interest at rates ranging from 6% to 13.2% per annum, and mature between 1996 and 2024. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $208.0 million.

In 1993, $72,000 of interest was capitalized. No interest was capitalized in 1994 or 1995.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.   DIVIDENDS

In November 1995, based on the performance of the Company's properties, the Company's Board of Directors approved the Company's resumption of the payment of regular quarterly dividends.

In 1995, the Company declared and paid dividends of $.07 per share, or a total of $267,000. No dividends were declared or paid in 1994 and 1993.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1995 represented a return of capital.

NOTE 8.    RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of office buildings, industrial facilities and shopping centers. The leases thereon expire at various dates through 2008. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 1995:

   1996...............................................      $    19,686
   1997...............................................           16,917
   1998...............................................           13,839
   1999...............................................           10,714
   2000...............................................            7,755
   Thereafter.........................................           25,162
                                                            -----------
                                                            $    94,073
                                                            ===========

NOTE 9.  ADVISORY AGREEMENT

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

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Company's Board of Directors a budget and business plan for the Company containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  ADVISORY AGREEMENT (Continued)

acquisitions, lending, foreclosure and borrowing activity and other investments. The Advisor is required to report quarterly to the Company's Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments by the Company shall require prior approval by the Company's Board of Directors unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Company's Board of Directors. The Advisory Agreement also requires prior approval of the Company's Board of Directors for the retention of all consultants and third party professionals, other than legal counsel.

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

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Company. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Company or refinancing on Company properties and BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Company.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $246,000 of the annual advisory fee for 1995. The operating expenses of the Company did not exceed such limitation in 1993 and 1994.

Additionally, if the Company were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT," the Company has hired Carmel Realty

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  ADVISORY AGREEMENT (Continued)

Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to perform property management for the Company's properties and as discussed in NOTE 11. "REAL ESTATE BROKERAGE," has engaged, on a non-exclusive basis, Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, to provide brokerage services for the Company.

NOTE 10. PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Company for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 24 of the Company's commercial properties and its hotel and the commercial properties owned by Tri-City in which the Company and IORI are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11. REAL ESTATE BROKERAGE

Carmel Realty, also an affiliate of BCM, provides brokerage services to the Company on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property acquisitions and sales, in accordance with a sliding scale of total fees to be paid by the Company.

NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Company's advisor, and its affiliates:

                                                                 1995                1994              1993
                                                          ----------------     --------------     ---------------
Fees
    Advisory........................                      $          1,770     $        1,708     $         1,548
    Property acquisition............                                    56                397                 273
    Real estate brokerage...........                                   301              1,687                 819
    Mortgage brokerage and equity
      refinancing...................                                   104                163                  63
    Property and construction
      management and leasing
      commissions*..................                                 2,928              1,280                 646
                                                          ----------------     --------------     ---------------
                                                          $          5,159     $        5,235     $         3,349
                                                          ================     ==============     ===============

Cost reimbursements.................                      $            877     $          706     $           647
                                                          ================     ==============     ===============

____________________________

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC. (Continued)

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.  INCOME TAXES

For the years 1995, 1994 and 1993, the Company has elected and qualified to be treated as a REIT, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Code, is distributed.  See NOTE 7. "DIVIDENDS."

The Company had a loss for federal income tax purposes in 1995, 1994 and 1993; therefore, the Company recorded no provision for income taxes.

The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1995, the Company's tax basis in its net assets exceeded its basis for financial statement purposes by $11.2 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1995, the Company had tax net operating loss carryforwards of $47.3 million expiring through the year 2010.

As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 14.  EXTRAORDINARY GAIN

In 1995, the Company recognized extraordinary gains totaling $1.4 million on the payoff of the mortgage debt secured by the Fountain Village Apartments and a principal pay down and modification of the mortgage debt secured by the Dunes Plaza Shopping Center.

In August 1994, the Company recognized an extraordinary gain of $1.2 million on the conveyance of it's limited partner interest in a partnership owning an office building in Philadelphia, Pennsylvania to the lender on a mortgage secured by the property owned by the partnership, in settlement of all litigation between the Company and the lender. See "NOTE 5. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES".

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.  EXTRAORDINARY GAIN (Continued)

In May 1993, the Company recognized an extraordinary gain of $1.1 million on the modification of the mortgage debt secured by an apartment complex in Tucson, Arizona. In August 1993, the Company recognized an extraordinary gain of $500,000 on the early payoff of the mortgage debt secured by an office building in St. Petersburg, Florida.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Company, together with CMET, IORI and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. Final court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Company's advisor, Gene E. Phillips and William S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to CMET, IORI, NIRT and the Company, of which the Company's share is $150,000. As of March 1, 1996, the Company has received payments totaling $128,000. The remaining $22,000 is to be paid in monthly installments through August 1, 1996.

Under the Modification, the Company, CMET, IORI and NIRT and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORI and NIRT also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

For purposes of the Modification requirements, the term "related party transaction" means and includes: (i) any transaction between or among the Company or CMET, IORI or NIRT or any of their affiliates or subsidiaries; (ii) any transaction between or among the Company, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and
(iii) any transaction between or among the Company or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

The Modification also terminated a number of the provisions under the settlement, including the requirement that the Company, CMET, IORI and NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

Other Litigation. The Company is also involved in various other lawsuits arising in the ordinary course of business. Management of the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

Company is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

Litigation settlement. In June 1995, the Company received a $500,000 settlement from one of the defendants in a lawsuit brought by the Company against the former owners of the RCA Building and their agents. The Company made a loan secured by the building in 1987 and filed a foreclosure action which was subsequently amended in 1990, to include claims of negligent misrepresentation against the borrowers, their legal counsel, architect and engineers.

NOTE 16.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1995 and 1994:

                                                                   Three Months Ended
                                             ----------------------------------------------------------------
 1995                                          March 31,       June 30,      September 30,      December 31,
------                                       ------------    ------------    -------------     --------------
Income...................................... $     11,585    $     11,133    $      12,192      $      13,362
Expenses....................................       13,829          14,362           15,151             15,915
                                             ------------    ------------    -------------      -------------
(Loss) before gain on sale
  of real estate and
  extraordinary gain........................       (2,244)         (3,229)          (2,959)            (2,553)
Gain of sale of real estate.................          -               -              1,636              4,186
Extraordinary gain..........................        1,293              48              -                   96
                                             ------------    ------------    -------------      -------------

Net income (loss)........................... $       (951)   $     (3,181)   $      (1,323)     $       1,729
                                             ============    ============    =============      =============

Earnings Per Share
  Income (loss) before
  extraordinary gain........................ $      (.55)    $     (.80)     $      (.33)       $        .39
Extraordinary gain..........................         .32            .01              -                   .03
                                             -----------     ----------      -----------        ------------
Net income (loss)........................... $      (.23)    $     (.79)     $      (.33)       $        .42
                                             ===========     ==========      ===========        ============

In the first quarter of 1995, an extraordinary gain of $1.3 million was recognized on the payoff of the mortgage debt secured by the Fountain Village Apartments. In the second and fourth quarters of 1995, extraordinary gains totaling $144,000 were recognized on the modification of the mortgage debt secured by the Dunes Plaza Shopping Center. In the third quarter of 1995, a gain on sale of real estate of $1.6 million was recognized on the paydown of the mortgage note receivable secured by land in Maumelle, Arkansas, such gain having been previously deferred. In the fourth quarter of 1995, a gain on sale of real estate of $4.1 million was recognized on the sale of the Summerchase Apartments and a gain on sale of real estate of $76,000 was recognized on the sale of the Heritage Shopping Center.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.    QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                                    Three Months Ended
                                             ----------------------------------------------------------------
 1994                                          March 31,       June 30,      September 30,      December 31,
------                                       ------------    -----------    --------------     -------------
Income...................................    $     8,864     $    9,215      $     9,457        $     10,447
Expenses.................................         11,133         12,149           11,855              12,107
                                             -----------     ----------      -----------         -----------

(Loss) before gain on sale of
  partnership interests, gain on
  sale of real estate and
  extraordinary gain.....................         (2,269)        (2,934)          (2,398)             (1,660)
Gain on sale of partnership
interests................................          2,514             -                -                  -
Gain of sale of real estate..............             -              -             2,153                 -
Extraordinary gain.......................             -              -             1,189                 -
                                             -----------     ----------      -----------        ------------
Net income (loss)........................    $       245     $   (2,934)     $       944        $     (1,660)
                                             ===========     ==========      ===========        ============

Earnings Per Share
Income (loss) before
  extraordinary gain.....................    $       .06     $     (.73)     $      (.06)       $       (.41)

Extraordinary gain.......................            -              -                .30                 -
                                             -----------     ----------      -----------        ------------
Net income (loss)........................    $       .06     $     (.73)     $       .24        $       (.41)
                                             ===========     ==========      ===========        ============

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

NOTE 17.     SUBSEQUENT EVENTS

In January 1996, the Company sold the Cheyenne Mountain land, a 7 acre parcel of land in Colorado Springs, Colorado for $330,000 in cash. The Company recognized a gain of $218,000 on the sale.

In January 1996, the Company purchased a 4.7 acre parcel of land in Las Colinas, Texas for $941,000 in cash.

In March 1996, the Company accepted a discounted payoff of $825,000 in settlement of a mortgage note receivable with a principal balance of $875,000. The Company recorded no loss on the settlement in excess of the reserve previously established.

In March 1996, the Company completed the sale of the Park Forest Apartments for $4.7 million, receiving net cash of $1.6 million after paying off the first mortgage of $2.9 million and the payment of various closing costs associated with the sale. The Company recognized a gain of approximately $1.3 million on the sale. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

                                                                  SCHEDULE III

                   TRANSCONTINENTAL REALTY INVESTORS, INC.
            SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995

                                                                          Cost
                                                                   Capitalized Subsequent     Gross Amounts of Which Carried
                                                  Initial Cost        to Acquisition                 at End of Year
                                              -------------------  ---------------------      ------------------------------
                                                     Buildings &                                      Buildings &       (1)
 Property/Location               Encumbrances  Land  Improvements  Improvements  Other        Land    Improvements     Total
--------------------             ------------  ----- ------------  ------------ --------      ----    ------------    ------
                                                                   (dollars in thousands)
Properties Held for Investment
Apartments
Fountain Village ...............   $ 8,200   $ 1,518   $ 8,352     $ 1,787   $ (2,375)(2)  $  1,162    $ 8,120       $ 9,282
   Tucson, AZ
Gladstell Forest ...............     2,661       504     2,015         --          --           504      2,015         2,519
   Conroe, TX
Harper's Ferry .................     1,831       349     1,398         160         --           349      1,558         1,907
   Lafayette, LA
Heritage .......................     2,042       148       839          45       (300)(3)        88        644           732
   Tulsa, OK
Monterey Bay ...................     3,953       716     4,059         237         --           716      4,296         5,012
   St. Petersburg, FL
Shadow Run .....................     7,168     1,503     8,229          40         --         1,503      8,269         9,772
   Pinellas Park, FL
South Cochran ..................       964       540     2,162          --         --           540      2,162         2,702
   Los Angeles, CA
Spa Cove .......................    11,685     2,254    10,297       3,865        682 (4)     2,336     14,762        17,098
   Annapolis, MD
Summerfield ....................     4,779     1,175     4,698          67         --         1,175      4,765         5,940
   Orlando, FL
Summerstone ....................     4,937     1,155     4,618          --         --         1,155      4,618          5,773
   Houston, TX
Westgate of Laurel .............     7,475       849     9,391          36         --           849      9,427         10,276
   Laurel, MD
Woodland Hills .................     1,200       228       913          --         --           228        913          1,141
   San Antonio, TX
Woods Edge .....................     5,928     1,015     7,812          --         --         1,015      7,812          8,827
   Rockville, MD

Office Buildings
74 New Montgomery ..............     5,184     2,277     9,105       3,542       (336)(2)     2,210     12,378         14,588
   San Francisco, CA
Chesapeake Ridge ...............     5,480     3,663     4,098       1,571         --         3,663      5,669          9,332
   San Diego, CA
Corporate Pointe ...............     2,910       830     3,321         307         --           830      3,628          4,458
   Chantilly, VA
Forum ..........................     5,678     1,360     5,439         408         --         1,360      5,847          7,207
   Richmond, VA
Hartford .......................     2,277       630     2,520          60         --           630      2,580          3,210
   Dallas, TX
Institute Place Lofts ..........     6,058       665     7,057          32         --           665      7,089          7,754
   Chicago, IL
Latham Square ..................      --       1,001     4,003         163     (1,000) (2)      801      3,366          4,167
   Oakland, CA
One Steeplechase ...............     8,330     1,380     5,520       2,807         72  (4)    1,380      8,399          9,779
   Sterling, VA
The Plaza ......................     2,970     1,760    12,617       5,937     (4,379) (2)    1,241     14,694         15,935
   St. Petersburg, FL
Republic Towers ................      --       4,253     5,441       3,398         --         4,252      8,839         13,091
   Dallas, TX
Town & Country .................      --         108       432         353         --           108        785            893
   Houston, TX


                                                                                        Life on Which
                                                        Date                            Depreciation
                                                         of                               in Latest
                                                        Con-                             Statement
                                   Accumulated          struc-           Date           of Operation
                                   Depreciation         tion           Acquired         is Computed
                                   ------------         ------         --------         --------------
                                                         (dollars in thousands)
Property/Location
--------------------
Properties Held for Investment
Apartments
Fountain Village................     $  3,009           1973           01/10/86          5 - 40 years
   Tucson, AZ
Gladstell Forest................           29           1985           06/30/95              40 years
   Conroe, TX
Harper's Ferry..................          157           1972           02/25/92              40 years
   Layfayette, LA
Heritage .......................           51           1966           05/14/90              40 years
   Tulsa, OK
Monterey Bay....................          542           1972           06/28/91          5 - 40 years
   St. Petersburg, FL
Shadow Run......................        2,467           1985           04/10/95          5 - 40 years
   Pinellas Park, FL
South Cochran...................          248           1928           05/29/91              40 years
   Los Angeles, CA
Spa Cove........................        3,503           1965           02/27/87          5 - 40 years
   Annapolis, MD
Summerfield.....................          147           1971           11/02/94              40 years
   Orlando, FL
Summerstone.....................          235           1984           12/17/93              40 years
   Houston, TX
Westgate of Laurel..............        3,040           1969           01/01/95          5 - 40 years
   Laurel, MD
Woodland Hills..................           80           1972           05/01/92              40 years
   San Antonio, TX
Woods Edge......................        2,925           1965           01/01/95              40 years
   Rockville, MD

Office Buildings
74 New Montgomery...............        2,291           1914           09/21/90          4 - 40 years
   San Francisco, CA
Chesapeake Ridge................        2,571           1985           06/30/85          5 - 40 years
   San Diego, CA
Corporate Pointe................          157           1992           10/28/94          5 - 40 years
   Chantilly, VA
Forum...........................          568           1987           10/30/92          2 - 40 years
   Richmond, VA
Hartford........................           78           1980           11/10/94          4 - 40 years
   Dallas, TX
Institute Place Lofts...........        2,959           1910           01/01/93          5 - 40 years
   Chicago, IL
Latham Square...................          472           1926           10/15/91          5 - 40 years
   Oakland, CA
One Steeplechase................        1,120           1987           12/22/92          5 - 40 years
   Sterling, VA
The Plaza.......................        7,182           1979           11/14/85          3 - 40 years
   St. Petersburg, FL
Republic Towers.................        1,078           1954           11/27/92          2 - 40 years
   Dallas, TX
Town & Country..................          214           1982           05/01/92          3 - 40 years
   Houston, TX

                                                                   SCHEDULE III
                                                                   (Continued)


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995


                                                                                 Cost
                                                                        Capitalized Subsequent    Gross Amounts of Which Carried
                                                   Initial Cost             to Acquisition              at End of Year
                                             ------------------------   ----------------------    ------------------------------
                                                        Buildings &                                      Buildings &       (1)
 Property/Location             Encumbrances    Land     Improvements    Improvements     Other    Land   Improvements     Total
------------------             ------------    ----     -------------   ------------     -----    -----  ------------     ------
Properties Held for
Investment - Continued                     (dollars in thousands)
Office Buildings (Continued)
Venture Center................ $  1,157      $    411    $   2,746       $      91      $  -     $   411  $   2,837     $  3,248
   Atlanta, GA
Waterstreet...................    8,424         2,605       10,420             736         -       2,605     11,156       13,761
   Boulder, CO

Industrial Facilities
Corporate Center at
Beaumeade.....................    4,731         1,259        5,038             482         -       1,259      5,520        6,779
   Ashburn, VA
Denton Drive..................      428           414          527              -          -         414        527          941
   Dallas, TX
Parke Long....................    7,933         1,838        7,361             140         -       1,838      7,501        9,339
   Chantilly, VA
Technology Trading
Center........................    4,385         1,199        4,796              76         -       1,199      4,872        6,071
   Sterling, VA
Texstar.......................    1,150           333        1,331              -          -         333      1,331        1,664
   Arlington, TX
Tricon........................    5,331         2,761        6,442             494         -       2,761      6,936        9,697
   Atlanta, GA

Shopping Centers
Dunes Plaza...................    4,745         1,230        5,430             989       (82)(5)   1,343      6,224        7,567
   Michigan City, IN
Fiesta Mart...................      120           116          466              75         -         116        541          657
   San Angelo, TX
Northtown.....................    3,248         1,786        7,143           1,201         -       1,786      8,344       10,130
   Dallas, TX
Parkway Center................      749           273        1,876             330         -         273      2,206        2,479
   Dallas, TX
President's Square............    1,200           483        1,182             213         -         483      1,395        1,878
   San Antonio, TX
Sadler Square.................    2,509           679        2,715              -          -         679      2,715        3,394
   Amelia Island, FL
Shaw Plaza....................    2,643         1,066        4,262             915      (109)(6)   1,081      5,053        6,134
   Sharon, MA
Sheboygan.....................    1,009           242        1,371              17         -         242      1,388        1,630
   Sheboygan, WI

Hotel
Majestic Inn..................      950         1,139        4,555             246         -       1,139      4,801        5,940
   San Francisco, CA
                               --------       -------      -------         -------    ------     -------    -------      -------
Properties held for
   investment.................  152,422        47,715      191,997          30,820    (7,827)     46,722    215,982      262,704
                               --------       -------      -------         -------    ------     -------    -------      -------


                                                                                      Life on Which
                                                         Date                         Depreciation
                                                          of                            in Latest
                                                         Con-                           Statement
                                       Accumulated       struc-         Date           of Operation
                                      Depreciation       tion         Acquired         is Computed
                                      ------------       ------       --------        --------------
Office Buildings (Continued)
Venture Center................        $    519           1981         07/04/89         5 - 40 years
   Atlanta, GA
Waterstreet...................           1,492           1988         09/30/91         3 - 40 years
   Boulder, CO

Industrial Facilities
Corporate Center at
Beaumeade.....................             238           1989         04/28/94         3 - 40 years
   Ashburn, VA                                                        10/28/94
Denton Drive..................              35           1948-        05/13/93             40 years
   Dallas, TX                                            1952
Parke Long....................             312           1989         06/16/94         3 - 40 years
   Chantilly, VA
Technology Trading
Center........................             250           1987         12/21/93         3 - 40 years
   Sterling, VA
Texstar.......................              68           1967         12/16/93             40 years
   Arlington, TX
Tricon........................             649           1971-        02/11/93         2 - 40 years
   Atlanta, GA                                           1975

Shopping Centers
Dunes Plaza...................             557           1978         03/17/92         5 - 40 years
   Michigan City, IN
Fiesta Mart...................              50           1976         12/13/91         5 - 40 years
   San Angelo, TX
Northtown.....................             770           1967         02/25/92         5 - 40 years
   Dallas, TX
Parkway Center................             500           1979         11/01/91         3 - 40 years
   Dallas, TX
President's Square............             128           1985         04/13/93         2 - 40 years
   San Antonio, TX
Sadler Square.................             205           1987         11/22/93             40 years
   Amelia Island, FL
Shaw Plaza....................             805           1978         12/13/91         5 - 40 years
   Sharon, MA
Sheboygan.....................             123           1977         05/21/92             40 years
   Sheboygan, WI

Hotel
Majestic Inn..................             631           1902         12/31/90         5 - 40 years
   San Francisco, CA
                                      --------
Properties held for
   investment.................          42,455
                                      --------


                                                                    SCHEDULE III
                                                                    (Continued)
                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995


                                                                        Cost
                                                               Capitalized Subsequent       Gross Amounts of Which Carried
                                            Initial Cost          to Acquisition                   at End of Year
                                       ----------------------  ----------------------     -------------------------------------
                                                Buildings &                                            Buildings &       (1)
 Property/Location       Encumbrances   Land    Improvements   Improvements    Other        Land       Improvements     Total
--------------------     ------------ --------  -------------  ------------   -------     ---------    ------------   ---------
                                         (dollars in thousands)
Properties Held for Sale
Apartment
Park Forest............... $  2,956   $   414    $   3,677       $  667       $    -       $    414      $   4,344     $  4,758
   Dearborn Heights, MI

Land
Byron.....................      -       1,605          -             -             -          1,605            -          1,605
   Greensboro, NC
Cheyenne..................      -          88          -             -             -             88            -             88
   Colorado Springs, CO
Fruitland.................      -         253          -             -             -            253            -            253
   Fruitland Park, FL
Maumelle..................      -       2,213          -             -        (1,994)(7)        219            -            219
   Maumelle, AR
Moss Creek................      -       1,225          -            140         (695)(8)        558           111           669
   Greensboro, NC
                           --------   --------   ---------    ---------     --------      ---------      ---------     --------
Properties held for
   sale...................    2,956     5,798        3,677          807       (2,689)         3,137          4,455        7,592
                           --------   --------   ---------    ---------     --------      ---------      ---------     --------

                           $155,378  $ 53,513    $ 195,674    $  31,627    $ (10,516)     $  49,859      $ 220,437     $270,296
                           ========  ========    =========    =========    =========      =========      =========     ========


                                                                                          Life on Which
                                                         Date                             Depreciation
                                                          of                              in Latest
                                                         Con-                             Statement
                                     Accumulated         struc-          Date             of Operation
Property/Location                   Depreciation         tion          Acquired           is Computed
---------------------               ------------        ------         --------          --------------
Properties Held for Sale
Apartment
Park Forest...............         $  1,684             1968           02/27/86           5 - 40 years
   Dearborn Heights, MI

Land
Byron.....................                -               -            10/19/92             -
   Greensboro, NC
Cheyenne..................                -               -            02/25/92             -
   Colorado Springs, CO
Fruitland.................                -               -            05/01/92             -
   Fruitland Park, FL
Maumelle..................                -               -            05/11/93             -
   Maumelle, AR
Moss Creek................               33             1993           08/12/92               10 years
   Greensboro, NC
                                   --------
Properties held for
   sale...................            1,717
                                   --------

                                   $ 44,172
                                   ========



(1)     The aggregate cost for federal income tax purposes is $255,462.

(2)     Writedown of property to estimated net realizable value.

(3)     Escrow deposits deducted from the basis of the property.

(4)     Construction period interest and taxes.

(5) Cash from receiver deducted from the basis of the property, offset by land acquired in 1992.

(6)     Adjustment to purchase price.

(7) Adjustment to purchase price, offset by the proceeds from the sale of all but 114 residential lots.

(8)     Sale of 29 lots and option payments on sale of stable facilities.

                                                                    SCHEDULE III
                                                                    (Continued)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                      1995       1994       1993
                                    --------   --------   --------
                                        (dollars in thousands)

Reconciliation of Real Estate

Balance at January 1, ...........   $253,367   $223,388   $181,878

Additions
   Acquisitions and improvements      38,664     47,218     42,863
   Foreclosures .................      2,519       --        2,213

Deductions
   Sale of real estate ..........    (24,229)    (9,626)       --
   Sale of foreclosed properties        --       (7,254)    (1,778)
   Deed given in lieu of taxes ..       --         (335)       --
   Write down due to permanent
      impairment of property ....       --         --       (1,336)
   Other ........................        (25)       (24)      (452)
                                    --------   --------   --------

Balance at December 31, .........   $270,296   $253,367   $223,388
                                    ========   ========   ========

Reconciliation of Accumulated
   Depreciation

Balance at January 1, ...........   $ 31,549   $ 28,149   $ 20,356

Additions
   Depreciation .................      8,619      6,095      5,436
   Accumulated depreciation of
      partnership properties
      acquired through assumption
      of debt ...................      7,794       --        2,357

Deductions
   Sale of real estate ..........     (3,790)    (2,388)      --
   Sale of foreclosed properties        --         (307)      --
                                    --------   --------   --------
Balance at December 31, .........   $ 44,172   $ 31,549   $ 28,149
                                    ========   ========   ========


                   TRANSCONTINENTAL REALTY INVESTORS, INC.          SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995

                                           Final
                               Interest   Maturity                                                 Prior         Face Amount
  Description                   Rate       Date           Periodic Payment Terms                   Liens         of Mortgage
-------------------           --------   ---------       -----------------------                   -----         -----------
                                                                                                     (dollars in thousands)
FIRST MORTGAGE LOANS

LANDMARK APARTMENTS..........  Varies      07/2002        Note receivable bearing interest at         $  -         $   2,610
Secured by apartment                                      10% to 11% from 8/1/95 through 7/31/99
complex in Erie, PA.                                      and the greater of 12% or 3% over the
                                                          10 year T-Bill rate through maturity.
                                                          Interest-only payments due monthly,
                                                          principal payments of $5,000 monthly
                                                          beginning  8/1/99, at maturity all
                                                          principal and unpaid interest  are due.
                                                          No prepayment penalty.


TOWN AND COUNTRY
APARTMENTS...................  Varies      07/98          Note receivable bearing interest at            -              875
Secured by apartment                                      9.5% through 7/96 and 10% through
complex in Detroit, MI.                                   7/98 at which time all principal and
                                                          accrued interest is due.  Interest only
                                                          payments required monthly.  All principal
                                                          and unpaid interest due at maturity.


MILWAUKEE LAND...............  Varies      01/91          Note receivable bearing interest at            -              200
Secured by 34,847 sq. ft. of                              prime plus 1%.  Monthly interest only
land in Milwaukee, WI.                                    payments due until maturity, at which
                                                          time all principal and unpaid interest
                                                          was due.  No prepayment penalty.


ALLEN RESIDENCE..............  7.5%        08/96          Note receivable bearing interest at            -              725
Secured by a residence                                    7.5%.  Principal and interest payments
in Phoenix, AZ.                                           of $5,069 due monthly.  Annual
                                                          principal payments of $25,000.  No
                                                          prepayment penalty.


MAUMELLE LAND................  9.0%        01/96          Note receivable bearing interest at            -            1,400
Secured by 36.3 acres of                                  9%.  Principal and interest due at
commercial land in                                        maturity.
Maumelle, AR


MOSS CREEK LOTS..............  9.0%        06/2000        12 notes outstanding at 12/31/95.              -              256
Secured by developed        - 12.0%                       Monthly payments of principal and
residential lots                                          interest ranging from $118 to $421.
in Greensboro, NC.


WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES..............3.875%        02/2016        Note receivable bearing interest at           255           3,000
Secured by a hotel                                        3.85%.  Principal and interest pay-
in Lake Charles, LA.                                      ments of $13,327 due monthly.  Pre-
                                                          payment penalty of 1% of outstanding
                                                          principal balance.


                                                              Principal Amount of
                                            Carrying            Loans Subject to
                                             Amounts           Delinquent Principal
  Description                             of Mortgage (1)         or Interest
-------------------                       ---------------     --------------------
                                                  (dollars in thousands)
FIRST MORTGAGE LOANS

LANDMARK APARTMENTS..........                  $   2,110              $     -
Secured by apartment
complex in Erie, PA.


TOWN AND COUNTRY
APARTMENTS...................                        875                    -  (2)
Secured by apartment
complex in Detroit, MI.


MILWAUKEE LAND...............                         60                    60  (2)
Secured by 34,847 sq. ft. of
land in Milwaukee, WI.


ALLEN RESIDENCE..............                        683                   683
Secured by a residence
in Phoenix, AZ.


MAUMELLE LAND................                         -                  1,400
Secured by 36.3 acres of
commercial land in
Maumelle, AR


MOSS CREEK LOTS..............                        247                     -
Secured by developed
residential lots
in Greensboro, NC.


WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES..............                        408                     -
Secured by a hotel
in Lake Charles, LA.


                    TRANSCONTINENTAL REALTY INVESTORS, INC.          SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE               (Continued)
                               December 31, 1995



                                               Final
                                Interest      Maturity                                                  Prior        Face Amount
      Description                 Rate          Date             Periodic Payment Terms                 Liens        of Mortgage
------------------------        --------      --------     ----------------------------------         ---------      -----------
                                                                                                        (dollars in thousands)
WRAPAROUND MORTGAGE LOANS (Continued)
HOLCOMB #12...................... 10.0%       01/98        Note receivable bearing interest at        $    887       $   2,900
Secured by office                                          10%.  Monthly interest only
building located in                                        payments due until maturity, at which
Gwinnett County, GA.                                       time all principal and unpaid interest
                                                           is due.  No prepayment penalty.

K-MART, CARY..................... Varies     03/2012       Note receivable bearing interest at           2,159           3,400
Secured by a shopping center                               prime plus 1%.  Monthly payments of
in Wake County, NC.                                        lesser of $37,277 or net cash flow of
                                                           the collateral property.

JUNIOR MORTGAGE LOANS
LINCOLN COURT APARTMENTS......... Varies     06/2004       Two notes receivable bearing interest         1,395           1,369
Secured by apartment                                       at prime plus 1%.  Interest only pay-
building in                                                ments due monthly until maturity, at
Dallas, TX.                                                which time all principal and unpaid
                                                           interest are due.  No prepayment
                                                           penalty.                                     -------        --------
                                                                                                         4,696          16,735

SECURED BY OTHER THAN REAL ESTATE
CRIVELLO #2...................... Varies    On Demand      Note receivable bearing interest at             -               879
Secured by a mortgage                                      prime.  Monthly payment of interest
note secured by real                                       only.
property in Milwaukee, WI.

DENOTO........................... 10.0%       11/97        Note receivable bearing interest at             -                 7
Secured by a general busi-                                 10%.  Monthly payments of principal
ness security agreement.                                   and interest.  No prepayment penalty.

DOUBLE FEATURE VIDEO............. Varies      07/98        Three notes outstanding.  Quarterly             -               645
Secured by a general                                       payments due based on gross sales.
business security                                          Unpaid accruals compounded to principal.
agreement.

HOPPER........................... 12.5%       11/95        Principal and interest payments of $480         -                44
Secured by a general                                       due monthly.  No prepayment penalty.
business security agreement.

KELLY............................ Varies      02/99        Note receivable bearing interest at             -                47
Secured by a general                                       8% to 10% from 1/95 to 1/31/99.
business security                                          Interest only payments due monthly.
agreement.                                                 $5,000 principal reduction due
                                                           annually on December 31.  No prepay-
                                                           ment penalty.

UNSECURED
HAMPTON.......................... Varies         -         Note receivable bearing interest at             -               400
Secured by two office                                      prime plus 1%.  Monthly payments of
buildings in Milwaukee, WI                                 interest only required.  Principal
                                                           is due upon demand.  No prepayment
                                                           penalty.

                                                                  Principal Amount of
                                                  Carrying          Loans Subject to
                                                   Amounts        Delinquent Principal
      Description                               of Mortgage (1)       or Interest
------------------------                        ---------------   --------------------
                                                      (dollars in thousands)
WRAPAROUND MORTGAGE LOANS (Continued)
HOLCOMB #12......................                 $   2,900             $     -
Secured by office
building located in
Gwinnett County, GA.

K-MART, CARY.....................                     2,514                   -      (2)
Secured by a shopping center
in Wake County, NC.

JUNIOR MORTGAGE LOANS
LINCOLN COURT APARTMENTS.........                     1,369                   -
Secured by apartment
building in
Dallas, TX.
                                                  ---------             ---------
                                                     11,166                 2,143

SECURED BY OTHER THAN REAL ESTATE
CRIVELLO #2......................                       193                   193    (2)
Secured by a mortgage
note secured by real
property in Milwaukee, WI.

DENOTO...........................                         7                   -
Secured by a general busi-
ness security agreement.

DOUBLE FEATURE VIDEO.............                       181                   181    (2)
Secured by a general
business security
agreement.

HOPPER...........................                        44                    44    (2)
Secured by a general
business security agreement.

KELLY............................                        47                    47    (2)
Secured by a general
business security
agreement.

UNSECURED
HAMPTON..........................                        92                    95    (2)
Secured by two office
buildings in Milwaukee, WI

                    TRANSCONTINENTAL REALTY INVESTORS, INC.          SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE               (Continued)
                               December 31, 1995


                                               Final
                                Interest      Maturity                                                  Prior        Face Amount
      Description                 Rate          Date             Periodic Payment Terms                 Liens        of Mortgage
------------------------        --------      --------     ----------------------------------         ---------      -----------
                                                                                                        (dollars in thousands)

UNSECURED (Continued)

WICHROWSKI....................    Varies       11/99       Note receivable bearing interest at        $    -         $      20
                                                           8% to 9.5% from 1/95 to 11/99.
                                                           Monthly payments of principal and
                                                           interest.  Annual principal reduction
                                                           of $325 due 11/1.  No prepayment
                                                           penalty.
                                                                                                      --------       ---------

Total                                                                                                 $  4,696       $  18,777
                                                                                                      ========       =========



Interest......................
Unamortized discount..........



Allowance for estimated
  losses......................


                                                                     Principal Amount of
                                                 Carrying              Loans Subject to
                                                  Amounts            Delinquent Principal
      Description                              of Mortgage (1)           or Interest
------------------------                       ---------------       --------------------
                                                        (dollars in thousands)
UNSECURED (Continued)

WICHROWSKI....................                    $      20             $      20  (2)

                                                  ---------             ---------
Total                                                11,750             $   2,723
                                                                        =========

Interest......................                           84
Unamortized discount..........                         (768)
                                                  ---------
                                                     11,066
Allowance for estimated
  losses......................                       (1,049)
                                                  ---------
                                                  $  10,017
                                                  =========

------------------------

(1)    The aggregate cost for federal income tax purposes is $11,834.
(2) An allowance for loss has been provided to reduce the carrying value of this loan to the Company's estimate of fair value of the underlying collateral minus estimated costs of sale.

                                                                     SCHEDULE IV
                                                                     (Continued)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                          MORTGAGE LOANS ON REAL ESTATE



                                       1995       1994       1993
                                     --------   --------   --------
                                         (dollars in thousands)

Balance at January 1, ............   $ 18,418   $ 13,787   $ 18,743


Additions
   New mortgage loans and
      additional fundings on
      mortgage loans .............         --      6,837      6,430

   Deferred interest .............          4          4        395



Deductions
   Collections of principal ......     (2,739)    (1,713)    (8,997)
   Foreclosed properties and
      deeds-in-lieu of foreclosure         --         --     (2,363)

   Write off of uncollectible
      mortgage loan ..............       (181)      (497)        --
   Write off of principal against
      deferred gain due to pay off
      of mortgage loans at a
      discount ...................     (4,244)        --         --

   Transfer of mortgage loan to
      unsecured status ...........        (92)        --         --
   Transfer of loans to third
      party in exchange for
      assumption of related
      liability ..................         --         --       (421)
                                     --------   --------   --------



Balance at December 31, ..........   $ 11,166   $ 18,418   $ 13,787
                                     ========   ========   ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


                      ___________________________________


                                    PART III


ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of Transcontinental Realty Investors, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors which is divided into three classes serving for staggered three year terms. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board of Directors and serve until their respective terms expire or until a successor has been elected or appointed.

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


JOHN P. PARSONS:  Age 67, Director (Class II) (Independent) (since January
1995).

           Chairman and Chief Executive Officer (since 1984) of Pierpont Corporation; Director of Zentrum Holdings Limited (NZ) (since 1984), the Pickford Foundation (since 1980), International Divertissments, Ltd. (since 1986), and Lifehouse International, Ltd.(since 1990); Trustee (since January 1995) of Continental Mortgage and Equity Trust ("CMET"); and Director (since January 1995) of Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI").

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Directors (Continued)

BENNETT B. SIMS:  Age 63, Director (Class III) (Independent) (since April
1990).

           Producer (since January 1994) for Blue Train Pictures; Author (since
           1964); Screen and Television Writer (since 1960); Independent Marketing Consultant (since 1980) for various companies; Professor of Dramatic Writing (since September 1987) at Tisch School of the Arts, New York University; Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT"); Trustee (December 1992 to August 1994) of Vinland Property Trust ("VPT"); Trustee (since April
           1990) of CMET; and Director (since April 1990) of IORI.

TED P. STOKELY: Age 62, Director (Class II) (Independent) (since April 1990) and Chairman of the Board (since January 1995).

           General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January
           1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (April 1990 to August 1994) of NIRT; Trustee (since April 1990) and Chairman of the Board (since January 1995) of CMET; and Director (since April 1990) and Chairman of the Board (since January 1995) of IORI.

MARTIN L. WHITE:  Age 56, Director (Class I) (Independent) (since January
1995).

           Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since
           1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; Trustee (since January 1995) of CMET; and Director (since January 1995) of IORI.

EDWARD G. ZAMPA:  Age 61, Director (Class I) (Independent) (since January
1995).

           General Partner (since 1976) of Edward G. Zampa and Company; and Trustee (since January 1995) of CMET; and Director (since January
           1995) of IORI.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Board Committees

The Company's Board of Directors held 13 meetings during 1995. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Company's Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served.

The Company's Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Parsons (Chairman), Stokely and White. The Audit Committee met twice during 1995.

In June 1995, the Company's Board of Directors authorized the creation of a Relationship with Advisor Committee, Board Development Committee and a Corporate Vision Committee. The current members of the Relationship with Advisor Committee are Messrs. Parsons and Zampa. The Relationship with Advisor Committee reviews and reports to the Company's Board of Directors on the services provided to the Company by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee met once in 1995. The Board Development Committee reviews and reports to the Company's Board of Directors on the membership, compensation and functions of the Board of Directors. The current members of the Board Development Committee are Messrs. Sims and White. The Board Development Committee held no meetings in 1995. The Corporate Vision Committee is to review and report to the Company's Board of Directors on the Company's short-term and long-term strategic objectives. As of March 15, 1996, the members had not been appointed to the Corporate Vision Committee.

The Company's Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

The following persons currently serve as executive officers of the Company:
Randall M. Paulson, President; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Executive Officers (Continued)

positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

RANDALL M. PAULSON: Age 49, President (since August 1995)and Executive Vice President (January 1995 to August 1995).

           President (since August 1995) of BCM, IORI and CMET and Executive Vice President (January 1995 to August 1995) of CMET, IORI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. and National Operating, L.P. ("NOLP") and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to
           1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property
           Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company;
           and Vice President (1979 to 1982) of Lexton-Ancira.

BRUCE A. ENDENDYK:  Age 47, Executive Vice President (since January 1995).

           President (since January 1995) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET and IORI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark Corporation ("Southmark"); President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Executive Officers (Continued)

THOMAS A. HOLLAND: Age 53, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (June 1990 to August 1995).

           Executive Vice President and Chief Financial Officer (since August
           1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, CMET and IORI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President- Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

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

ROBERT A. WALDMAN: Age 43, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993).

           Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993) of CMET and IORI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October
           1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to
           1985) of Texas International Company (oil and gas); and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Officers (Continued)

DREW D. POTERA:  Age 36, Treasurer (since December 1990).

           Treasurer (since December 1990) of CMET and IORI; Treasurer (December 1990 to February 1994) of NIRT and VPT; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July
           1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1995. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as the Company's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Endendyk, and Holland serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

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

The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company equal to the lesser of
(i) 1% of the amount of the loan purchased or (ii) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Company of any mortgage loan.

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

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

The Advisor (Continued)

year. The effect of the limitation was to require that BCM refund $246,000 of the annual advisory fee for 1995. The operating expenses of the Company did not exceed such limitation in 1993 and 1994.

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

MICKEY N. PHILLIPS:                   Director

RYAN T. PHILLIPS:                     Director

RANDALL M. PAULSON:                   President

MARK W. BRANIGAN:                     Executive Vice President

OSCAR W. CASHWELL:                    Executive Vice President

BRUCE A. ENDENDYK:                    Executive Vice President

THOMAS A. HOLLAND:                    Executive Vice President and Chief
                                      Financial Officer

COOPER B. STUART:                     Executive Vice President

CLIFFORD C. TOWNS, JR.:               Executive Vice President, Finance

ROBERT A. WALDMAN:                    Senior Vice President, Secretary and
                                      General Counsel

DREW D. POTERA:                       Vice President, Treasurer and Securities
                                      Manager

Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE
           REGISTRANT (Continued)

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property- level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 24 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Company. Carmel Realty is entitled to receive a real estate commission for property acquisitions and sales by the Company in accordance with the following sliding scale of total fees to be paid by the Company: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million - $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and, (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Carmel Realty or affiliates.

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

The only remuneration paid by the Company is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (i) review the investment policies of the Company to determine that they are in the best interest of the Company's stockholders,
(ii) review the Company's contract with the advisor, (iii) supervise the performance of the Company's advisor and review the reasonableness of the compensation which the Company pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Company and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties purchased by the Company. Until January 1, 1995, the Company's Independent Directors received compensation in the amount of $6,000 per year, plus reimbursement for expenses. In addition, each Independent Director received (i) $3,000 per year for each committee of the Board of Directors on which he served, (ii) $2,500 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered by him to the Company outside of his ordinary duties as Director, plus reimbursement of expenses.

On June 9, 1995, the Company's Board of Directors revised the compensation to be paid to Independent Directors effective as of January 1, 1995. Each Independent Director receives compensation in the amount of $15,000 per year, plus reimbursement for expenses and the Chairman of the Board receives an additional $1,500 per year for serving in such position. In addition, each Independent Director shall receive an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his ordinary duties as Director, plus reimbursement of expenses.

During 1995, $96,554 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 1995 through December 31, 1995, and 1995 special service fees as follows: Geoffrey C. Etnire, $7,708; Harold Furst, Ph.D., $15,000; John P. Parsons, $16,275; Bennett B. Sims, $9,327; Ted P. Stokely, $11,500; Martin L. White, $21,744; and Edward G. Zampa, $15,000.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1990 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.





========================================================================================================================
                                       1990           1991            1992             1993           1994          1995
------------------------------------------------------------------------------------------------------------------------
  THE COMPANY                          100             166             199              399            439           446
------------------------------------------------------------------------------------------------------------------------
  S&P 500 INDEX                        100             131             141              155            157           215
------------------------------------------------------------------------------------------------------------------------
  REIT INDEX                           100             139             162              197            204           251
========================================================================================================================

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 15, 1996.

                                            Amount and Nature
    Name and Address of                       of Beneficial         Percent of
     Beneficial Owner                           Ownership            Class (1)
---------------------------                 -----------------       ----------
American Realty Trust, Inc.                     1,144,021             28.5%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.                    256,413              6.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

___________________________

(1) Percentage is based upon 4,012,275 shares of Common Stock outstanding at March 15, 1996.

Security Ownership of Management. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of the Company as of the close of business on March 15, 1996.

                                     Amount and Nature
                                       of Beneficial            Percent of
 Name of Beneficial Owner                Ownership               Class (1)
--------------------------          -------------------         -----------
All Directors and Executive           1,506,409(2)(3)              37.5%
Officers as a group
(8 individuals)

___________________________

(1) Percentage is based upon 4,012,275 shares of Common Stock outstanding at March 15, 1996.

(2) Includes 79,500 shares owned by CMET of which the Company's Directors may be deemed to be beneficial owners by virtue of their positions as trustees of CMET. The Directors of the Company disclaim beneficial ownership of such shares.

(3) Includes 26,475 shares owned by SAMLP, 256,413 shares owned by BCM and 1,144,021 shares owned by ART, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of SAMI, BCM and ART. The executive officers of the Company disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

directors of BCM may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Company's Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor." BCM is a corporation of which Messrs. Paulson, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the
children of Mr. Phillips.   Mr. Phillips serves as a representative of his
children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

Since February 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 24 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Company. Carmel Realty is a company owned by SWI.

The Directors and officers of the Company also serve as trustees or directors and officers of CMET and IORI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and IORI have the same relationship with BCM as the Company. The Company owned approximately 22% of the outstanding shares of common stock of IORI at December 31, 1995. Gene E. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and director of ART until November 16, 1992.
In addition, Messrs. Paulson, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy on October 12, 1994. Eldercare filed again for bankruptcy protection in May 1995.

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

In December 1994, NCPO Texas, Ltd., a Texas limited partnership, purchased the North Central Plaza One Building, a 197,848 square foot office building in Dallas, Texas for $12.4 million, consisting of $4.2 million in cash and new mortgage financing of $8.2 million. The Company was the sole limited partner of the partnership with a 97.5% limited partner interest. The general partner of the partnership, with a 2.5% general partner interest, was Ensearch Holding Company, a corporation controlled by an adult son of A. Bob Jordan, a Director of the Company until March 7, 1995. In November 1995, the Company sold its partnership interest for $4.8 million in cash. The Company recognized no gain or loss on the sale of its limited partner interest.

At December 31, 1995, the Company owned a combined 63.7% general and limited partner interest in Tri-City Limited Partnership, a limited partnership in which IORI is a 36.3% general partner. The Company owns 170,750 shares of the common stock of IORI, an approximate 22% interest.

In 1995, the Company paid BCM and its affiliates $1.8 million in advisory fees, $104,000 in mortgage brokerage and equity refinancing fees, $56,000 in property acquisition fees, $301,000 in real estate brokerage commissions and $2.9 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $877,000 in 1995.

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

Pursuant to the terms of the Modification of Stipulation of Settlement (the "Modification") in the Olive Litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
    December 31, 1995 and 1994

Consolidated Statements of Operations -
    Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -
    Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule III -  Real Estate and Accumulated Depreciation

Schedule IV  -  Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.  Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Trust (Incorporated by reference to Item 8 of Income Opportunity Realty Trust's Annual Report on Form 10-K for the year ended December 31, 1995).

4.  Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                                    Description
-------           ---------------------------------------------------------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                              Description
-------     ----------------------------------------------------------
10.0        Advisory Agreement dated as of March 7, 1995, between Transcontinental Realty Investors, Inc. and Basic
            Capital Management, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1994).

10.1        Brokerage Agreement dated as of February 11, 1994, between Transcontinental Realty Investors, Inc. and
            Carmel Realty, Inc. (incorporated by reference to Exhibit No. 10.4 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1993).

10.2        Brokerage Agreement dated as of February 11, 1995 between Transcontinental Realty Investors, Inc. and Carmel
            Realty, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for
            the year ended December 31, 1994).

10.3        Brokerage Agreement dated as of February 11, 1996 between Transcontinental Realty Investors, Inc. and Carmel
            Realty, Inc., filed herewith.

27.0        Financial Data Schedule, filed herewith.


(b)         Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSCONTINENTAL REALTY INVESTORS, INC.




Dated:        March 22, 1996                                By:    /s/ Randall M. Paulson
      -----------------------------------                      ------------------------------------
                                                               Randall M. Paulson
                                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:     /s/ John P. Parsons                                 By:    /s/ Martin L. White
   --------------------------------------                      ------------------------------------
   John P. Parsons                                             Martin L. White
   Director                                                    Director




By:     /s/ Bennett B. Sims                                 By:    /s/ Edward G. Zampa
   --------------------------------------                      ------------------------------------
   Bennett B. Sims                                              Edward G. Zampa
   Director                                                     Director




By:     /s/ Ted P. Stokely
   --------------------------------------
   Ted P. Stokely
   Director





By:    /s/ Thomas A. Holland
   -------------------------------------
   Thomas A. Holland
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)


Dated:        March 22, 1996
      -----------------------------------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1995





Exhibit
Number                            Description                                                      Page
-------                        -----------------                                                  ------
10.3                          Brokerage Agreement dated as of February 11,                           90
                              1996, between Transcontinental Realty
                              Investors, Inc. and Carmel Realty, Inc.

27.0                          Financial Data Schedule.                                               99