Form 10-Q
period 1996-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-05-13
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996
                                           ----------------

                         Commission File Number 1-9240



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




               Nevada                                              94-6565852
- ---------------------------------                          ---------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)




10670 North Central Expressway, Suite 300, Dallas, Texas               75231
- ------- ------------------------------------------------------------------------
(Address of Principal Executive Office)                              (Zip Code)




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
                                               ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                            4,012,275
- ----------------------------               -------------------------------------
      (Class)                                 (Outstanding at April 30, 1996

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


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                March 31,          December 31,
                                                                  1996                 1995
                                                             --------------       --------------
                                                                   (dollars in thousands)
                        Assets
                        ------
Notes and interest receivable
 Performing........................................          $        9,064       $        9,916
 Nonperforming, nonaccruing........................                   1,150                1,150
                                                             --------------       --------------
                                                                     10,214               11,066

Less - allowance for estimated losses..............                    (989)              (1,049)
                                                             --------------       --------------
                                                                      9,225               10,017

Foreclosed real estate held for sale, net of
 accumulated depreciation ($33 in 1996 and 1995)...                   2,460                2,460

Real estate held for sale, net of accumulated
 depreciation ($0 in 1996 and $1,684 in 1995)......                   1,252                3,415
                                                             --------------       --------------
                                                                     12,937               15,892
Real estate held for investment, net of
 accumulated depreciation ($44,521 in 1996 and
 $42,455 in 1995)..................................                 218,703              220,249
Investment in real estate entities.................                   5,132                5,086
Cash and cash equivalents..........................                   5,089                9,620
Other assets (including $808 in 1996 and $733 in
 1995 from affiliates).............................                   8,362                9,333
                                                             --------------       --------------

                                                             $      250,223       $      260,180
                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                                                March 31,          December 31,
                                                                                  1996                 1995
                                                                             --------------       --------------
                                                                                  (dollars in thousands)
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable...........................................        $      155,298       $      159,889
Other liabilities (including $677 in 1995 to
 affiliates).........................................................                 7,095               11,107
                                                                             --------------       --------------

                                                                                    162,393              170,996


Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 4,012,275 shares....................                    40                   40
Paid-in capital......................................................               219,036              219,036
Accumulated distributions in excess of
 accumulated earnings................................................              (131,246)            (129,892)
                                                                             --------------       --------------

                                                                                     87,830               89,184
                                                                             --------------       --------------

                                                                             $      250,223       $      260,180
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                For the Three Months
                                                                   Ended March 31,
                                                        -----------------------------------
                                                             1996                 1995
                                                        --------------       --------------
                                                               (dollars in thousands,
                                                                 except per share)
Income
 Rents............................................      $       11,158       $       11,140
 Interest.........................................                 412                  374
                                                        --------------       --------------
                                                                11,570               11,514

Expenses
 Property operations..............................               7,417                7,337
 Equity in (income) loss of investees.............                  45                  (71)
 Interest.........................................               3,754                3,554
 Depreciation.....................................               2,067                1,989
 Advisory fee to affiliate........................                 478                  488
 General and administrative.......................                 580                  461
                                                        --------------       --------------
                                                                14,341               13,758
                                                        --------------       --------------

(Loss) before gain on sale of real estate and
 extraordinary gain...............................              (2,771)              (2,244)
Gain on sale of real estate.......................               1,650                  -
Extraordinary gain................................                  48                1,293
                                                        --------------       --------------
Net (loss)........................................      $       (1,073)      $         (951)
                                                        ==============       ==============


Earnings Per Share
(Loss) before extraordinary gain..................      $        (.28)       $        (.56)
Extraordinary gain................................                .01                  .32
                                                        -------------        -------------
Net (loss)........................................      $        (.27)       $        (.24)
                                                        =============        =============


Common shares used in computing earnings per
 share............................................           4,012,275            4,012,275
                                                        ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1996






                                                                                   Accumulated
                                                                                  Distributions
                                         Common Stock                              in Excess of
                                    -----------------------          Paid-in       Accumulated          Stockholders'
                                     Shares        Amount            Capital         Earnings              Equity
                                    ---------   -----------      --------------   --------------        --------------
                                                                  (dollars in thousands)
Balance, January 1,
1996............................    4,012,275   $        40      $      219,036   $     (129,892)       $       89,184


Dividends ($.07 per share)......          -             -                   -               (281)                 (281)


Net (loss)......................          -             -                   -             (1,073)               (1,073)
                                    ---------   -----------      --------------   --------------        --------------


Balance, March 31, 1996.........    4,012,275   $        40      $      219,036   $     (131,246)       $       87,830
                                    =========   ===========      ==============   ==============        ==============





                 The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Three Months
                                                                       Ended March 31,
                                                             -----------------------------------
                                                                  1996                1995
                                                             --------------       --------------
                                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................           $       11,286       $       10,991
 Interest collected...............................                      334                  302
 Interest paid....................................                   (3,598)              (3,226)
 Payments for property operations.................                   (8,151)              (7,404)
 Advisory fee paid to affiliate...................                     (491)                (449)
 General and administrative expenses paid.........                     (546)                (451)
 Distributions from equity investees' operating
    cash flow.....................................                       41                   73
 Other............................................                   (1,770)                 395
                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                   (2,895)                 231


Cash Flows from Investing Activities
 Collections on notes receivable..................                      844                   36
 Real estate improvements.........................                     (548)              (3,553)
 Acquisition of real estate.......................                     (891)                (166)
 Contributions to equity investees................                     (132)                (384)
 Proceeds from sale of real estate................                    1,754                  -
                                                             --------------       --------------

    Net cash provided by (used in) investing
       activities.................................                    1,027               (4,067)


Cash Flows from Financing Activities
 Payments on notes payable........................                   (1,631)                (440)
 Proceeds from notes payable......................                      -                  6,150
 Payoffs of notes payable.........................                      -                 (5,014)
 Debt issue costs.................................                      -                   (191)
 Advances from (repayments to) advisor............                     (751)               3,523
 Distributions to shareholders....................                     (281)                 -
                                                             --------------       --------------

    Net cash provided by (used in) financing
       activities.................................                   (2,663)               4,028


Net increase (decrease) in cash and cash
 equivalents......................................                   (4,531)                 192
Cash and cash equivalents, beginning of period....                    9,620                  563
                                                             --------------       --------------

Cash and cash equivalents, end of period..........           $        5,089       $          755
                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                  1996                 1995
                                                                             ---------------      --------------
                                                                                       (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss).................................................                  $       (1,073)      $         (951)
 Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization.............................                           2,156                2,105
 Gain on sale of real estate...............................                          (1,650)                 -
 Extraordinary gain........................................                             (48)              (1,293)
 Equity in (income) loss of investees......................                              45                  (71)
 Distributions from equity investees in excess of
    current period earnings................................                              41                   73
 (Increase) in interest receivable.........................                              (1)                 (11)
 Decrease in other assets..................................                             804                  227
 Increase in interest payable..............................                               9                  151
 Increase (decrease) in other liabilities..................                          (3,178)                   1
                                                                             ---------------      --------------

    Net cash provided by (used in) operating
       activities..........................................                  $       (2,895)      $          231
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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

Certain balances for 1995 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the three for two forward stock split effected February 15, 1996.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

In March 1996, the Company accepted a discounted payoff of $825,000 in full settlement of a mortgage note receivable with a principal balance of $875,000. The Company recorded no loss on the settlement in excess of the reserve previously established.

NOTE 3.  REAL ESTATE AND ACCUMULATED DEPRECIATION

In January 1996, the Company sold the Cheyenne Mountain land, a 7 acre held for sale parcel of land in Colorado Springs, Colorado for $330,000 in cash. The Company recognized a gain of $218,000 on the sale.

Also in January 1996, the Company purchased a 4.7 acre parcel of partially developed land in Las Colinas, Texas for $941,000 in cash. The Company paid a real estate acquisition commission of $38,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, and a real estate acquisition fee of $9,000 to BCM based upon the $941,000 purchase price.

In March 1996, the Company sold the Park Forest Apartments, a 44 unit held for sale apartment complex in Dearborn Heights, Michigan, for $4.8 million in cash. The Company received net cash of $1.6 million after paying off the existing first mortgage of $2.9 million and various closing costs associated with the sale. The Company paid a real estate

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.  REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

sales commission of $165,000 to Carmel Realty based upon the $4.8 million sales price. The Company recognized a gain on the sale of $1.4 million.

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1996 (dollars in thousands):

                                                                         1996
                                                                        ------
        Rents and interest income.............................           2,868
        Depreciation..........................................            (393)
        Property operations...................................          (2,039)
        Interest expense......................................            (598)
                                                                        ------
        Net (loss)............................................            (162)
                                                                        ======

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

                     ______________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through direct ownership, leases and partnerships and has invested in mortgage loans, including first, wraparound and junior mortgage loans. The Company is the successor to a business trust which was organized on September 6, 1983 and commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $5.1 million at March 31, 1996 compared with $9.6 million at December 31, 1995. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property and mortgage note sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements for the remainder of 1996, including debt service obligations and expenditures for property maintenance and improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In the three months ended March 31, 1996, the Company received $330,000 in cash from the sale of the Cheyenne Mountain land in Colorado Springs, Colorado, net cash of $1.6 million from the sale of the Park Forest Apartments in Dearborn Heights, Michigan after paying off the existing first mortgage, both of which properties were held for sale, and $825,000 in full settlement of a mortgage note receivable.

Also in the three months ended March 31, 1996, the Company purchased 4.7 acres of partially developed land in Las Colinas, Texas for $941,000 in cash and paid off at maturity the underlying lien on the property securing one of its wraparound mortgage notes receivable in the amount of $893,000.

In the first quarter of 1996, the Company paid its regular quarterly dividend of $.07 per share, or a total of $281,000.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through April 30, 1996, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1996.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable and properties held for sale and periodically, but no less than annually its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In the initial instance when estimated net realizable value of a mortgage note receivable or a property held for sale is less than the carrying amount at the time of evaluation, a reserve is established and a corresponding provision for loss is recorded by a charge against earnings. A subsequent revision to estimated net realizable value either increases or decreases such reserve with a corresponding charge against or credit to earnings. In the case of properties held for investment the carrying value of the property is written down and a provision for loss is recorded. The estimate of net realizable value of the Company's mortgage notes receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

The Company's net loss for the three months ended March 31, 1996 was $1.1 million as compared to net loss of $951,000 in the corresponding period in 1995. The Company's 1996 net loss includes an extraordinary gain of $48,000 and gains on sales of real estate of $1.7 million and its 1995 net loss includes an extraordinary gain of $1.3 million. Fluctuations in the major components of the Company's revenues and expenses between the 1995 and 1996 periods are discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Rents in the three months ended March 31, 1996 were $11.2 million as compared to $11.1 million in the corresponding period in 1995. Of this increase, $458,000 is due to the acquisition of 100% ownership of Shadow Run Associates, $206,000 is due to the obtaining, through foreclosure, of the Gladstell Forest Apartments, $1.4 million is due to increases in rental rates and occupancy, $187,000 is due to increases in common area maintenance assessments and $245,000 is due to decreases in discounts, all at the Company's commercial properties. These increases are partially offset by a decrease of $1.1 million due to four properties being sold subsequent to March 31, 1995 and $1.4 million due to increases in discounts and concessions at two of the Company's commercial properties.

Property operations expense in the three months ended March 31, 1996 was $7.4 million as compared to $7.3 million in the corresponding period in 1995. Of this increase, $226,000 is due to the acquisition of 100% ownership of Shadow Run Associates, $128,000 is due to the obtaining of the Gladstell Forest Apartments, and $348,000 is due to an increase in expenses at several of the Company's commercial properties. These increases are partially offset by a decrease of $601,000 due to four properties being sold subsequent to March 31, 1995 and $74,000 due to decreases in tax and insurance expense at several of the Company's commercial and land properties.

Interest income increased to $412,000 in the three months ended March 31, 1996 from $374,000 in the corresponding period in 1995. The increase is due primarily to an increase in short-term investment income.

Equity in income (loss) of investees was a loss of $45,000 for the three months ended March 31, 1996 compared to income of $71,000 for the corresponding period in 1995. The decrease is primarily due to a decrease in interest income at one of the Company's partnerships and higher expenses at Income Opportunity Realty Investors, Inc.

Interest expense for the three months ended March 31, 1996 was $3.8 million as compared to $3.6 million for the corresponding period in 1995. Of this increase, $345,000 is attributable to property financings and refinancings subsequent to March 31, 1995 and $238,000 is due to the acquisition of properties subject to debt in 1995. These increases are partially offset by a decrease of $382,000 due to four properties being sold subsequent to March 31, 1995.

Depreciation expense increased to $2.1 million in the three months ended March 31, 1996 as compared to $2.0 million in the corresponding period in 1995. Of this increase, $77,000 is due to two property acquisitions during 1995 and $161,000 is due to capital and tenant improvements. These increases are partially offset by a decrease of $161,000 due to four properties being sold subsequent to March 31, 1995.

Advisory fee to affiliate of $478,000 in the three months ended March 31, 1996 approximated the $488,000 in the corresponding period in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses increased to $580,000 for the three months ended March 31, 1996 compared to $461,000 in the corresponding period in 1995. The increase is primarily attributable to increased legal fees primarily related to litigation where the Company is the plaintiff and increased advisor cost reimbursements.

In the three months ended March 31, 1996, the Company recognized gains on sale of real estate totaling $1.7 million on the sales of the Cheyenne Mountain land and the Park Forest Apartments, both of which were held for sale. No such gains were recognized in 1995. In the three months ended March 31, 1996, the Company recognized an extraordinary gain of $48,000 on the paydown of the mortgage debt secured by the Dunes Plaza Shopping Center. In the three months ended March 31, 1995, the Company recognized an extraordinary gain of $1.3 million on the payoff of the mortgage debt secured by the Fountain Village Apartments.

Tax Matters

As more fully discussed in the Company's 1995 Form 10-K, the Company has elected and, in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties, and correspondingly, the ultimate gains to be realized by the Company from property sales. To the effect that inflation affects interest rates, the Company's earnings from short- term investments and the cost of new financings as well as the cost of its variable note financing will be affected.

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the assets carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. The Company adopted SFAS No. 121 effective January 1, 1996.

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Company's one apartment complex held for sale of $24,000 and a corresponding reduction in the Company's reported gain on the March 1996 sale of the property.





                      THIS SPACE INTENTIONALLY LEFT BLANK.

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



                                          TRANSCONTINENTAL REALTY
                                          INVESTORS, INC.





Date:       May 13, 1996             By:  /s/ Randall M. Paulson
     ----------------------------       --------------------------------
                                          Randall M. Paulson
                                          President





Date:       May 13, 1996             By:  /s/ Thomas A. Holland
     ----------------------------       --------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months ended March 31, 1996





Exhibit                                                                Page
Number                         Description                            Number
- -------     ---------------------------------------------------       ------
  27.0      Financial Data Schedule                                     17