Form 10-Q
period 1996-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-08-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996
                                                            -------------

                         Commission File Number 1-9240
                                                ------


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Nevada                                         94-6565852
- ---------------------------------                       ---------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)




 10670 North Central Expressway, Suite 300, Dallas, Texas        75231
 --------------------------------------------------------      ----------
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
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                      4,012,275
- ----------------------------          --------------------------------
          (Class)                      (Outstanding at August 2, 1996)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
                                                                                 1996                  1995
                                                                             --------------       --------------
                        Assets                                                      (dollars in thousands)
                        ------
Notes and interest receivable
 Performing........................................                          $        9,109       $        9,916
 Nonperforming, nonaccruing........................                                   1,082                1,150
                                                                             --------------       --------------
                                                                                     10,191               11,066

Less - allowance for estimated losses...............                                   (926)              (1,049)
                                                                             --------------       --------------
                                                                                      9,265               10,017
Foreclosed real estate held for sale, net of
 accumulated depreciation ($33 in 1996 and 1995)...                                   2,460                2,460

Real estate held for sale, net of accumulated
 depreciation ($529 in 1996 and $1,684 in 1995)....                                   3,313                3,415
                                                                             --------------       --------------
                                                                                     15,038               15,892
Real estate held for investment, net of
 accumulated depreciation ($46,090 in 1996 and
 $42,455 in 1995)..................................                                 213,915              220,249
Investment in real estate entities..................                                  5,135                5,086
Cash and cash equivalents...........................                                  3,571                9,620
Other assets (including $408 in 1996 and $733 in
 1995 from affiliates).............................                                   9,834                9,333
                                                                             --------------        -------------
                                                                             $      247,493       $      260,180
                                                                             ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable..........................                         $      155,844       $      159,889
Other liabilities (including $529 in 1996 and $677
 in 1995 to affiliates)............................                                   8,055               11,107
                                                                             --------------       --------------
                                                                                    163,899              170,996

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 4,012,275 shares..                                      40                   40
Paid-in capital.....................................                                219,036              219,036
Accumulated distributions in excess of
 accumulated earnings..............................                                (135,482)            (129,892)
                                                                             --------------       --------------
                                                                                     83,594               89,184
                                                                             --------------        -------------
                                                                             $      247,493       $      260,180
                                                                             ==============       ==============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                For the Three Months                     For the Six Months
                                                    Ended June 30,                         Ended June 30,
                                          ----------------------------------      --------------------------------
                                               1996                1995                 1996              1995
                                          --------------      --------------      ---------------     -------------
                                                          (dollars in thousands, except per share)
Income
 Rents.......................             $       10,988      $       11,853      $        22,146     $      22,993
 Interest....................                        353                 350                  765               724
                                          --------------      --------------      ---------------     -------------
                                                  11,341              12,203               22,911            23,717

Expenses
 Property operations.........                      6,915               7,586               14,332            14,923
 Equity in losses of
   investees.................                          1               1,070                   46               999
 Interest....................                      3,669               4,048                7,423             7,602
 Depreciation................                      2,098               2,120                4,165             4,109
 Advisory fee to affiliate...                        468                 506                  946               994
 General and administrative..                        567                 602                1,147             1,063
 Litigation settlement.......                        -                  (500)                 -                (500)
 Provision for loss..........                      1,579                 -                  1,579               -
                                          --------------      --------------      ---------------     -------------
                                                  15,297              15,432               29,638            29,190
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on sale of
 real estate and extra-
 ordinary gain...............                     (3,956)             (3,229)              (6,727)           (5,473)
Gain on sale of real estate...                       -                   -                  1,650               -
Extraordinary gain............                       -                    48                   48             1,341
                                          --------------      --------------      ---------------     -------------

Net (loss)....................            $       (3,956)     $       (3,181)     $        (5,029)    $      (4,132)
                                          ==============      ==============      ===============     =============


Earnings Per Share
 (Loss) before
   extraordinary gain........             $         (.99)     $         (.80)     $         (1.27)    $       (1.36)
 Extraordinary gain..........                        -                   .01                  .01               .33
                                          --------------      --------------      ---------------     -------------

 Net (loss)..................             $         (.99)     $         (.79)     $         (1.26)    $       (1.03)
                                          ==============      ==============      ===============     =============


Common shares used in
 computing earnings per share                  4,012,275           4,012,275            4,012,275         4,012,275
                                          ==============      ==============      ===============     =============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996






                                                                                   Accumulated
                                                                                   Distributions
                                        Common Stock                               in Excess of
                                --------------------------            Paid-in       Accumulated          Stockholders'
                                     Shares        Amount             Capital        Earnings                Equity
                                -------------   -----------      --------------   --------------        --------------
                                                                  (dollars in thousands)
Balance, January 1,
  1996.....................         4,012,275   $        40      $      219,036   $     (129,892)       $       89,184

Dividends ($.14 per share).               -             -                   -               (561)                 (561)

Net (loss).................               -             -                   -             (5,029)               (5,029)
                                -------------   -----------      --------------   --------------        --------------

Balance, June 30, 1996.....         4,012,275   $        40      $      219,036   $     (135,482)       $       83,594
                                =============   ===========      ==============   ==============        ==============





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Six Months
                                                                       Ended June 30,
                                                          -----------------------------------
                                                                1996                 1995
                                                          --------------       --------------
                                                                (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................        $       22,321       $       22,910
 Interest collected...............................                   645                  629
 Interest paid....................................                (7,046)              (6,914)
 Payments for property operations.................               (14,598)             (14,343)
 Advisory fee paid to affiliate...................                  (959)              (1,015)
 General and administrative expenses paid.........                (1,194)              (1,169)
 Distributions from equity investees' operating
    cash flow.....................................                    43                  178
 Cash from replacement reserves...................                   -                    277
 Litigation settlement............................                   -                    500
 Other............................................                (3,406)                 192
                                                          --------------       --------------

    Net cash provided by (used in) operating
       activities.................................                (4,194)               1,245


Cash Flows from Investing Activities
 Collections on notes receivable..................                   864                  208
 Real estate improvements.........................                (1,542)              (5,603)
 Acquisition of real estate.......................                  (891)                (166)
 Contributions to equity investees................                  (140)                (408)
 Proceeds from sale of real estate................                 1,754                  -
                                                          --------------       --------------

    Net cash provided by (used in) investing
       activities.................................                    45               (5,969)


Cash Flows from Financing Activities
 Payments on notes payable........................                (2,934)             (12,208)
 Proceeds from notes payable......................                 1,825               15,492
 Debt issue costs.................................                   (74)
 Advances from (repayments to) advisor............                  (156)               2,418
 Distributions to shareholders....................                  (561)                 -
                                                          --------------       --------------

    Net cash provided by (used in) financing
       activities.................................                (1,900)               5,702


Net increase (decrease) in cash and cash
 equivalents......................................                (6,049)                 978
Cash and cash equivalents, beginning of period....                 9,620                  563
                                                         ---------------       --------------

Cash and cash equivalents, end of period..........       $         3,571       $        1,541
                                                         ===============       ==============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                   For the Six Months
                                                                      Ended June 30,
                                                          ----------------------------------
                                                                1996                 1995
                                                          --------------       --------------
                                                                 (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss).........................................       $       (5,029)      $       (4,132)
 Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization....................                 4,381                4,312
 Provision for losses.............................                 1,579                  -
 Gain on sale of real estate......................                (1,650)                 -
 Extraordinary gain...............................                   (48)              (1,341)
 Equity in losses of investees....................                    46                  999
 Distributions from equity investees in excess
    of current period earnings.....................                   43                  178
 (Increase) decrease in interest receivable.......                    (2)                  26
 (Increase) decrease in other assets..............                  (746)                 238
 Increase in interest payable.....................                    43                  363
 Increase (decrease) in other liabilities.........                (2,811)                 602
                                                          --------------       --------------

    Net cash provided by (used in) operating
       activities...................................      $       (4,194)      $        1,245
                                                          ==============       ==============


Noncash investing and financing activities

Real estate obtained in satisfaction of a note receivable with no carrying value

 Carrying value of real estate received...........        $          -         $        2,519

 Carrying value of debt assumed...................                   -                  2,675

Notes payable from acquisition of real estate......                  -                    -

Acquisition of remaining general partner interests in three partnerships

 Carrying value of assets received................                   -                 22,807

 Carrying value of liabilities assumed............                   -                 21,481





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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

In 1993 in conjunction with the sale of a foreclosed residence in Phoenix, Arizona, the Company provided purchase money financing of $725,000. The note matures in August 1996 and at June 30, 1996 had a principal balance of $682,772. On June 19, 1996, the borrower filed for bankruptcy protection. The Company anticipates incurring no loss if it forecloses on the collateral property, as the value of the collateral property exceeds the carrying value of the note.

NOTE 3.  REAL ESTATE AND DEPRECIATION

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


NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, and a real estate acquisition fee of $9,000 to BCM based upon the $941,000 purchase price.

In March 1996, the Company sold the Park Forest Apartments, a 44 unit held for sale apartment complex in Dearborn Heights, Michigan, for $4.8 million in cash. The Company received net cash of $1.6 million after paying off the existing first mortgage of $2.9 million and various closing costs associated with the sale. The Company paid a real estate sales commission of $165,000 to Carmel Realty based upon the $4.8 million sales price. The Company recognized a gain on the sale of $1.4 million.

In June 1996, the Company entered into a contract to sell the Latham Square Office Building in Oakland, California for $2.2 million in cash, which was $1.4 million less than the property's carrying value. Accordingly at June 30, 1996, the Company recognized a provision for loss of $1.6 million to reduce the property's carrying value to its agreeded sales price less estimated costs of sale. The property has been reclassified from real estate held for investment to real estate held for sale in the accompanying June 30, 1996 Consolidated Balance Sheet. See NOTE 7. "SUBSEQUENT EVENTS."

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1996 (dollars in thousands):

                                                                     1996
                                                                    -------
        Rents and interest income.............................        5,811
        Depreciation..........................................         (821)
        Property operations...................................       (3,937)
        Interest expense......................................       (1,362)
        Provision for loss....................................          -
                                                                     ------
        Net loss..............................................         (309)
                                                                     ======

NOTE 5.   NOTES AND INTEREST PAYABLE

In May 1996, the Company refinanced the mortgage debt secured by Parkway Centre Shopping Center in Dallas, Texas in the amount of $1.8 million. The Company received net cash of $771,000 after the payoff of $735,000 in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.5625% per annum, requires monthly payments of principal and interest of $16,024 and matures June 1, 2006. The Company paid a mortgage brokerage and equity refinancing fee of $18,000 to BCM based on the $1.8 million refinancing.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES AND INTEREST PAYABLE (Continued)

In July 1996, the Company refinanced the matured mortgage debt secured by the Westgate of Laurel Apartments in Laurel, Maryland in the amount of $7.7 million. The Company received net cash of $126,000 after the payoff of $7.2 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.1875% per annum, requires monthly payments of principal and interest of $63,202 and matures August 1, 2006. The Company paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM based upon the $7.7 million refinancing.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.   SUBSEQUENT EVENTS

In July 1996, the Company completed the sale of the Latham Square Office Building, for $2.2 million, receiving net cash of $2.0 million after the payment of various closing costs associated with the sale. No gain or loss was recognized on the sale. The Company paid a real estate sales commission of $85,000 to Carmel Realty based on the $2.2 million sales price.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.6 million at June 30, 1996 compared with $9.6 million at December 31, 1995. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In January 1996, the Company received $330,000 in cash from the sale of the Cheyenne Mountain land in Colorado Springs, Colorado, net cash of $1.6 million from the sale of the Park Forest Apartments in Dearborn Heights, Michigan after paying off the existing first mortgage, both of which properties were held for sale, and $825,000 in full settlement of a mortgage note receivable.

Also in January 1996, the Company purchased 4.7 acres of partially developed land in Las Colinas, Texas for $941,000 in cash and paid off at maturity the underlying lien on the property securing one of its wraparound mortgage notes receivable in the amount of $893,000.

In May 1996, the Company refinanced the mortgage debt secured by the Parkway Centre Shopping Center in Dallas, Texas, in the amount $1.8 million. The Company received net cash of $771,000 after the payoff of $735,000 in existing mortgage debt and the payment of various closing costs associated with the refinancing.

In July 1996, the Company refinanced the matured mortgage debt secured by the Westgate of Laurel Apartments in Laurel, Maryland in the amount of $7.7 million. The Company received net cash of $126,000 after the payoff of $7.2 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

In July 1996, the Company completed the sale of the Latham Square Office Building in Oakland, California. The Company received net cash of $2.0 million after paying various closing costs associated with the sale.

In the first six months of 1996, the Company paid dividends of $.14 per share, or a total of $561,000.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through June 30, 1996, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1996.

On a quarterly basis, the Company's management reviews the carrying value of the Company's mortgage notes receivable and properties held for sale and periodically, but no less than annually, its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Results of Operations

The Company's net loss for the three and six months ended June 30, 1996 was $4.0 million and $5.0 million, respectively, as compared to a net loss of $3.2 million and $4.1 million in the corresponding periods in 1995. The Company's 1996 net loss includes an extraordinary gain of $48,000, gains on sales of real estate of $1.7 million and a provision for loss of $1.6 million. Its 1995 net loss includes an extraordinary gain of $1.3 million. Fluctuations in these and other components of the Company's revenues and expenses between the 1995 and 1996 periods are described below.

Rents in the three and six months ended June 30, 1996 were $11.0 million and $22.0 million as compared to $11.9 million and $23.0 million in the corresponding periods in 1995. Of this decrease, $2.5 million and $1.4 million in the three and six months is due to four properties being sold subsequent to June 30, 1995. This decrease is partially offset by an increase of $408,000 and $202,000 in the three and six months due to the obtaining through foreclosure of the Gladstell Forest Apartments in June 1995 and $375,000 and $312,000 in the three and six months due to a decrease in discounts and concessions at various of the Company's apartment complexes. Additionally, for the six months ended June 30, 1996, an increase of $470,000 is due to the acquisition of 100% ownership of Shadow Run Associates partnership, $256,000 is due to increases in rental rates and occupancy at various of the Company's apartment complexes and $85,000 is due to increased in common area maintenance at various of the Company's commercial properties.

Property operations expense in the three and six months ended June 30, 1996 was $6.9 million and $14.3 million as compared to $7.6 million and $14.9 million in the corresponding periods in 1995. Of this decrease, $1.4 million and $755,000 in the three and six months is due to four

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

properties being sold subsequent to June 30, 1995. This decrease is partially offset by an increase of $247,000 and $119,000 in the three and six months due to the obtaining through foreclosure of the Gladstell Forest Apartments. Additionally, for the six months ended June 30, 1996 an increase of $244,000 due to the acquisition of 100% ownership of Shadow Run Associates.

Interest income for the three and six months ended June 30, 1996 of $353,000 and $765,000 was comparable to the $350,000 and $724,000 for the corresponding periods in 1995.

Equity in loss of investees was a loss of $1,000 and $46,000 for the three and six months ended June 30, 1996 compared to a loss of $1.1 million and $999,000 for the corresponding periods in 1995. The 1995 equity loss is due to the write- down of a wraparound mortgage note receivable to the balance of the underlying first lien mortgage by the Nakash Income Associates, a partnership in which the Company has a 60% general partner interest. The Company's equity share of the loss was $901,000.

Interest expense decreased to $3.7 million and $7.4 million in the three and six months ended June 30, 1996 as compared to $4.0 million and $7.6 million for the corresponding periods in 1995. These decreases are attributable to four properties being sold subsequent to June 30, 1995.

Depreciation expense for the three and six months ended June 30, 1996 of $2.1 million and $4.2 million was comparable to the $2.1 million and $4.1 million in the corresponding periods in 1995.

The advisory fee for the three and six months ended June 30, 1996 of $468,000 and $946,000 was comparable to the $506,000 and $994,000 in the corresponding periods in 1995.

General and administrative expenses for the three and six months ended June 30, 1996 of $567,000 and $1.1 million was comparable to the $602,000 and $1.1 million in the corresponding periods in 1995.

In the three and six months ended June 30, 1996, the Company recognized a provision for loss of $1.6 million to reduce the carrying value of an office building to its agreed sales price less costs of sale. No such provision was recorded in 1995.

In the six months ended June 30, 1996, the Company recognized gains totaling $1.7 million on the sales of the Cheyenne Mountain land and the Park Forest Apartments, both of which were held for sale. No such gains were recognized in 1995. In the six months ended June 30, 1996, the Company recognized an extraordinary gain of $48,000 on the paydown of the mortgage debt secured by the Dunes Plaza Shopping Center. In the six months ended June 30, 1995, the Company recognized extraordinary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

gains of $1.3 million on the payoff of the mortgage debt secured by the Fountain Village Apartments and a principal paydown and modification of the mortgage debt secured by the Dunes Plaza Shopping Center.

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


                             _____________________


                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 31, 1996, at which meeting the Company's stockholders were asked to consider and vote upon (i) the election of Class III Directors of the Company, (ii) the renewal of the Company's advisory agreement with Basic Capital Management, Inc. ("BCM") and
(iii) approval of an amendment to Article Six of the Company's Articles of Incorporation removing the provision for the division of the Company's Board of Directors into three classes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

At such meeting the Company's stockholders elected the following individual as a Class III Director of the Company:

                                                                         Shares Voting
                                                                   -------------------------
                                                                                   Withheld
          Director                                                    For          Authority
          --------                                                 ---------      -----------

          Bennett B. Sims                                           2,933,120        70,610

Also at such meeting the Company's stockholders approved the renewal of the Company's advisory agreement with BCM until the next annual meeting of the Company's stockholders with 2,843,966 votes for the proposal, 100,821 votes against the proposal and 58,943 votes abstaining and the amendment of Article Six of the Company's Articles of Incorporation with 2,340,473 votes for the proposal, 98,686 votes against the proposal and 73,648 votes abstaining.

ITEM 5.   OTHER EVENTS

On August 1, 1996, the Company announced an offer to buy back shares of Common Stock from stockholders owning 99 or fewer shares as of the record date August 1, 1996. The Company will pay a premium of $.50 per share over the average of the closing market prices as reported from August 8, 1996 through September 30, 1996. The purpose of the buy back offer is to reduce expenses of servicing the stockholders, including the printing and mailing of investor materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number                                    Description
- -------                                   -----------
 27.0              Financial Data Schedule

(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated June 3, 1996, was filed with respect to Item 5., which reports that on June 30, 1996, Transcontinental Realty Investors, Inc. effected an amendment, approved by its stockholders May 31, 1996, to the Company's Articles of Incorporation which deleted the provision which provided for the division of the Company's Board of Directors into three separate classes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSCONTINENTAL REALTY
                                           INVESTORS, INC.





Date:     August 12, 1996               By:  /s/ Randall M. Paulson
     ----------------------------          --------------------------------
                                             Randall M. Paulson
                                             President





Date:     August 12, 1996               By:  /s/ Thomas A. Holland
     ----------------------------          --------------------------------
                                             Thomas A. Holland
                                             Executive
                                             Vice President and
                                             Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months ended June 30, 1996





Exhibit                                                                   Page
Number                         Description                               Number
- -------     ---------------------------------------------------          ------
  27.0      Financial Data Schedule                                         18
