Form 10-K/A
period 1995-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-09-06
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995
                                                         -----------------

                         Commission File Number 1-9240
                                                ------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                           94-6565852
- -------------------------------                         --------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification No.

 10670 North Central Expressway, Suite 300, Dallas, Texas               75231
- --------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                         (Zip Code)


                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
     Title of each class                                  which registered
- ------------------------------                      ----------------------------
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

                      Documents Incorporated by Reference:
                                      NONE

This Form 10-K/A amends the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995 as follows:


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - page 37

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    For the Years Ended December 31,
                                                     -----------------------------------------------------------
                                                          1995                  1994                   1993
                                                     ---------------       ---------------        --------------
                                                                (dollars in thousands, except per share)
Income
 Rents..............................                 $        46,770       $        36,494        $       30,373
 Interest (including $27 in 1993
    from affiliates).................                          1,502                 1,489                 1,869
                                                     ---------------       ---------------        --------------
                                                              48,272                37,983                32,242

Expenses
 Property operations (including
    $2,928 in 1995, $1,280 in 1994
    and $747 in 1993 to affiliates)..                         30,211                26,944                23,659
 Equity in losses of investees......                           1,083                    90                   262
 Interest...........................                          16,114                10,642                 8,662
 Depreciation.......................                           8,619                 6,095                 5,435
 Advisory fees to affiliate.........                           1,770                 1,708                 1,548
 General and administrative
    (including $877 in 1995, $706
    in 1994 and $856 in 1993 to
    affiliates)......................                          1,960                 1,765                 1,991
 Litigation settlement..............                            (500)                  -                     -
 Provision for losses...............                             -                     -                     873
                                                     ---------------       ---------------        --------------
                                                              59,257                47,244                42,430
                                                     ---------------       ---------------        --------------

(Loss) before gain on sale of part-
 nership interests, gain on sale of
 real estate and extraordinary gain.                         (10,985)               (9,261)              (10,188)
Gain on sale of partnership interests                             -                  2,514                   -
Gain on sale of real estate..........                          5,822                 2,153                    24
                                                     ---------------       ---------------        --------------
(Loss) before extraordinary gain.....                         (5,163)               (4,594)              (10,164)

Extraordinary gain...................                          1,437                 1,189                 1,594
                                                     ---------------       ---------------        --------------
Net (loss)...........................                $        (3,726)      $        (3,405)       $       (8,570)
                                                     ===============       ===============        ==============

Earnings per share
(Loss) before extraordinary gain.....                $         (1.29)      $         (1.15)       $        (2.52)
Extraordinary gain...................                            .36                   .30                   .40
                                                     ---------------       ---------------        --------------
Net (loss)...........................                $          (.93)      $          (.85)       $        (2.12)
                                                     ===============       ===============        ==============


Weighted average Common shares used
 in computing earnings per share....                       4,012,275             4,012,275             4,033,332
                                                     ===============       ===============        ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.