Form 10-Q/A
period 1996-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-09-06
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996
                                                            --------------


                         Commission File Number 1-9240
                                                ------


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            --------------------------------------------------------
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
                                               ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                               4,012,275
- ----------------------------                  ---------------------------------
          (Class)                               (Outstanding at April 30, 1996)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996 as follows:


ITEM 1.       FINANCIAL STATEMENTS - page 4

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                               -------------------------
                                                                                  1996                 1995
                                                                               -----------          --------
                                                                                 (dollars in thousands,
                                                                                   except per share)
Income
 Rents............................................                           $       11,158       $       11,140
 Interest.........................................                                      412                  374
                                                                             --------------       --------------
                                                                                     11,570               11,514

Expenses
 Property operations..............................                                    7,417                7,337
 Equity in (income) loss of investees.............                                       45                  (71)
 Interest.........................................                                    3,754                3,554
 Depreciation.....................................                                    2,067                1,989
 Advisory fee to affiliate........................                                      478                  488
 General and administrative.......................                                      580                  461
                                                                             --------------       --------------
                                                                                     14,341               13,758
                                                                             --------------       --------------

(Loss) before gain on sale of real estate and
 extraordinary gain...............................                                   (2,771)              (2,244)
Gain on sale of real estate........................                                   1,650                  -
                                                                             --------------       --------------
(Loss) before extraordinary gain...................                                  (1,121)              (2,244)

Extraordinary gain.................................                                      48                1,293
                                                                             --------------       --------------
Net (loss).........................................                          $       (1,073)      $         (951)
                                                                             ==============       ==============


Earnings Per Share
(Loss) before extraordinary gain...................                          $         (.28)      $         (.56)
Extraordinary gain.................................                                     .01                  .32
                                                                             --------------       --------------
Net (loss).........................................                          $         (.27)      $         (.24)
                                                                             ==============       ==============


Common shares used in computing earnings per
 share............................................                                4,012,275            4,012,275
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.