Form 10-Q/A
period 1996-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-09-06
CIK 733590

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
          (Class)                              (Outstanding at August 2, 1996)

This Form 10-Q/A amends the Registrant's quarterly report on form 10-Q for the quarter ended June 30, 1996 as follows:


ITEM 1.       FINANCIAL STATEMENTS - page 3

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                               For the Three Months                    For the Six Months
                                                  Ended June 30,                           Ended June 30,
                                          ----------------------------------      ---------------------------------
                                                1996                1995                1996              1995
                                          --------------      --------------      ---------------     -------------
                                                               (dollars in thousands, except per share)
Income
 Rents.......................             $       10,988      $       11,853      $        22,146     $      22,993
 Interest....................                        353                 350                  765               724
                                          --------------      --------------      ---------------     -------------
                                                  11,341              12,203               22,911            23,717

Expenses
 Property operations.........                      6,915               7,586               14,332            14,923
 Equity in losses of
   investees.................                          1               1,070                   46               999
 Interest....................                      3,669               4,048                7,423             7,602
 Depreciation................                      2,098               2,120                4,165             4,109
 Advisory fee to affiliate...                        468                 506                  946               994
 General and administrative..                        567                 602                1,147             1,063
 Litigation settlement.......                        -                  (500)                 -                (500)
 Provision for loss..........                      1,579                 -                  1,579               -
                                          --------------      --------------      ---------------     -------------
                                                  15,297              15,432               29,638            29,190
                                          --------------      --------------      ---------------     -------------

(Loss) before gain on sale of
 real estate and extra-
 ordinary gain...............                     (3,956)             (3,229)              (6,727)           (5,473)
Gain on sale of real estate...                       -                   -                  1,650               -
                                          --------------      --------------      ---------------     -------------
(Loss) before extraordinary
 gain........................                     (3,956)             (3,229)              (5,077)           (5,473)

Extraordinary gain............                       -                    48                   48             1,341
                                          --------------      --------------      ---------------     -------------

Net (loss)....................            $       (3,956)     $       (3,181)     $        (5,029)    $      (4,132)
                                          ==============      ==============      ===============     =============


Earnings Per Share
 (Loss) before
   extraordinary gain........             $         (.99)     $         (.80)     $         (1.27)    $       (1.36)
 Extraordinary gain..........                        -                   .01                  .01               .33
                                          --------------      --------------      ---------------     -------------

 Net (loss)..................             $         (.99)     $         (.79)     $         (1.26)    $       (1.03)
                                          ==============      ==============      ===============     =============


Common shares used in
 computing earnings per share                  4,012,275           4,012,275            4,012,275         4,012,275
                                          ==============      ==============      ===============     =============




The accompanying notes are an integral part of these Consolidated Financial Statements.