Form 10-Q
period 1996-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1996-11-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                         Commission File Number 1-9240



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Nevada                                           94-6565852
---------------------------------                         ---------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)




10670 North Central Expressway, Suite 300, Dallas,Texas              75231
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
                                               ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                     3,929,308
----------------------------         ---------------------------------
          (Class)                    (Outstanding at November 1, 1996)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,         December 31,
                                                                                 1996                 1995
                                                                             -------------         ------------
                        Assets                                                      (dollars in thousands)
                        ------
Notes and interest receivable
 Performing........................................                          $        9,149       $        9,916
 Nonperforming, nonaccruing........................                                     387                1,150
                                                                             --------------       --------------
                                                                                      9,536               11,066

Less - allowance for estimated losses...............                                   (926)              (1,049)
                                                                             --------------       --------------
                                                                                      8,610               10,017
Foreclosed real estate held for sale, net of
 accumulated depreciation ($33 in 1995)............                                   1,219                2,460

Real estate held for sale, net of accumulated
 depreciation ($1,684 in 1995).....................                                     943                3,415
                                                                             --------------       --------------
                                                                                      2,162                5,875
Real estate held for investment, net of
 accumulated depreciation ($48,215 in 1996 and
 $42,455 in 1995)..................................                                 217,155              220,249
Investment in real estate entities..................                                  4,649                5,086
Cash and cash equivalents...........................                                  2,700                9,620
Other assets (including $358 in 1996 and $733 in
 1995 from affiliates).............................                                  10,717                9,333
                                                                             --------------        -------------
                                                                             $      245,993       $      260,180
                                                                             ==============       ==============

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
Notes and interest payable..........................                         $      157,160       $      159,889
Other liabilities (including $388 in 1996 and $677
 in 1995 to affiliates)............................                                   7,745               11,107
                                                                             --------------       --------------
                                                                                    164,905              170,996
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 4,012,275 shares..                                      40                   40
Paid-in capital.....................................                                219,036              219,036
Accumulated distributions in excess of
 accumulated earnings..............................                                (137,988)            (129,892)
                                                                             --------------       --------------
                                                                                     81,088               89,184
                                                                             --------------        -------------
                                                                             $      245,993       $      260,180
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                   -------------------------           -----------------------

                                                  1996                1995               1996              1995
                                               -----------         ----------          ---------         ---------
                                                               (dollars in thousands, except per share)

Revenues
 Rents.......................             $       11,415      $       11,972      $        33,561     $      34,965
 Interest....................                        361                 373                1,126             1,097
                                          --------------      --------------      ---------------     -------------
                                                  11,776              12,345               34,687            36,062

Expenses
 Property operations.........                      7,040               7,700               21,372            22,623
 Equity in losses of
  investees..................                         56                 153                  102             1,152
 Interest....................                      3,794               4,170               11,217            11,772
 Depreciation................                      2,125               2,304                6,290             6,413
 Advisory fee to affiliate...                        464                 517                1,410             1,511
 General and administrative..                        632                 460                1,779             1,523
 Litigation settlement.......                        -                   -                    -                (500)
 Provision for losses........                        -                   -                  1,579               -
                                          --------------      --------------      ---------------     -------------
                                                  14,111              15,304               43,749            44,494
                                          --------------      --------------      ---------------     -------------

(Loss) before gain (loss) on
 sale of real estate and
 extraordinary gain..........                     (2,335)             (2,959)              (9,062)           (8,432)
Gain (loss) on sale of real
 estate......................                        (71)              1,636                1,579             1,636
                                          --------------      --------------      ---------------     -------------

(Loss) before extraordinary
 gain........................                     (2,406)             (1,323)              (7,483)           (6,796)
Extraordinary gain............                       208                 -                    256             1,341
                                          --------------      --------------      ---------------     -------------

Net (loss)....................            $       (2,198)     $       (1,323)     $        (7,227)    $      (5,455)
                                          ==============      ==============      ===============     =============


Earnings Per Share
(Loss) before extraordinary
 gain........................             $         (.60)     $         (.33)     $         (1.86)    $       (1.69)
Extraordinary gain............                       .05                 -                    .06               .33
                                          --------------      --------------      ---------------     -------------
Net (loss)....................            $         (.55)     $         (.33)     $         (1.80)    $       (1.36)
                                          ==============      ==============      ===============     =============


Common shares used in
 computing earnings per share                  4,012,275           4,012,275            4,012,275         4,012,275
                                          ==============      ==============      ===============     =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1996

                                                                                     Accumulated
                                                                                    Distributions
                                          Common Stock                              in Excess of
                                    ----------------------        Paid-in            Accumulated           Stockholders'
                                    Shares           Amount       Capital              Earnings                Equity
                                    ------           ------       -------           -------------          -------------
                                                            (dollars in thousands)
Balance, January 1,
  1996.....................       4,012,275          $40          $219,036          $(129,892)             $89,184


Dividends ($.21 per share).             -              -               -                 (869)                (869)


Net (loss).................             -              -               -               (7,227)              (7,227)
                                  ---------          ---          --------          ---------              -------

Balance, September 30,
  1996.....................       4,012,275          $40          $219,036          $(137,988)             $81,088
                                  =========          ===          ========          =========              =======





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                ------------------------------
                                                                                   1996                 1995
                                                                                -----------          ----------
                                                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................                           $       33,667       $       35,209
 Interest collected...............................                                      946                  905
 Interest paid....................................                                  (10,535)             (10,770)
 Payments for property operations.................                                  (22,033)             (22,768)
 Advisory fee paid to affiliate...................                                   (1,414)              (1,538)
 General and administrative expenses paid.........                                   (1,834)              (1,609)
 Distributions from operating cash flow of equity
    investees......................................                                     419                  447
 Cash from replacement reserves...................                                       53                  594
 Litigation settlement............................                                      -                    500
 Other............................................                                   (4,264)                (198)
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities...................................                                 (4,995)                 772


Cash Flows from Investing Activities
 Collections on notes receivable..................                                      887                2,725
 Real estate improvements.........................                                   (2,565)              (6,910)
 Acquisition of real estate.......................                                   (4,787)                (168)
 Contributions to equity investees................                                     (152)                (424)
 Proceeds from sale of real estate................                                    5,973                  -
                                                                             --------------       --------------

    Net cash (used in) investing activities........                                    (644)              (4,777)


Cash Flows from Financing Activities
 Distributions from financing cash flow of equity
    investees......................................                                     -                    853
 Payments on notes payable........................                                  (11,020)             (16,058)
 Proceeds from notes payable......................                                   11,550               20,075
 Deferred borrowing costs.........................                                     (633)                (249)
 Reimbursements to advisor........................                                     (309)                (198)
 Dividends to stockholders........................                                     (869)                 -
                                                                             --------------       --------------

    Net cash provided by financing activities......                                  (1,281)               4,423

Net increase (decrease) in cash and cash
 equivalents......................................                                   (6,920)                 418
Cash and cash equivalents, beginning of period.....                                   9,620                  563
                                                                             --------------       --------------

Cash and cash equivalents, end of period...........                          $        2,700       $          981
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                 -------------------------------
                                                                                    1996                 1995
                                                                                 -----------          ----------
                                                                                      (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss).........................................                          $       (7,227)      $       (5,455)
Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization....................                                    6,776                6,736
 Gain on sale of real estate......................                                   (1,579)              (1,636)
 Extraordinary gain...............................                                     (256)              (1,341)
 Equity in losses of equity investees.............                                      102                1,152
 Distributions from operating cash flow of equity
    investees......................................                                     419                  447
 Provision for losses.............................                                    1,579                  -
 (Increase) in interest receivable................                                     (239)                 (11)
 Decrease in other assets.........................                                      470                  972
 Increase in interest payable.....................                                      196                  497
 (Decrease) in other liabilities..................                                   (5,236)                (589)
                                                                             --------------       --------------

    Net cash provided by (used in) operating
       activities...................................                         $       (4,995)      $          772
                                                                             ==============       ==============


Noncash investing and financing activities

Real estate obtained in satisfaction of a note receivable with no carrying value

 Carrying value of real estate received...........                           $          -         $        2,519

 Carrying value of debt assumed...................                                      -                  2,675


Acquisition of remaining general partner interests in three partnerships

 Carrying value of assets received................                                      -                 22,807

 Carrying value of liabilities assumed............                                      -                 21,481





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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

In 1993 in conjunction with the sale of a foreclosed residence in Phoenix, Arizona, the Company provided purchase money financing of $725,000 with a maturity date of August 1996. In June 1996, the borrower filed for bankruptcy protection. In September 1996, the Company reacquired the property through trustee sale. The fair market value of the residence less estimated costs of sale, exceeded the note's principal balance and accrued interest of $691,000 at the date the property was reacquired.

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

In July 1996, the Company sold the Latham Square Office Building, a 106,067 square foot office building in Oakland, California for $2.2 million in cash. The Company received net cash of $2.0 million after the payment of various closing costs associated with the sale. The Company paid a real estate sales commission of $85,000 to Carmel Realty based upon the $2.2 million sales price. The Company incurred a loss on the sale of $64,000 in excess of the amounts which had been previously provided.

In August 1996, the Company sold a 177 acre parcel of the Moss Creek land, a 257 acre tract of foreclosed land held for sale in Greensboro, North Carolina, for $750,000 in cash. The Company received net cash of $690,000 after paying various closing costs associated with the sale. The Company recognized a gain of $56,000 on the sale.

In August 1996, the Company purchased four apartment complexes consisting of a total of 573 units in a single transaction with a single seller for $4.1 million cash. Three of the apartment complexes are in Odessa, Texas and the fourth is in Midland, Texas. A real estate acquisition commission of $144,000 was paid to Carmel Realty and a real estate acquisition fee of $41,000 to BCM based on the $4.1 million purchase price.

In September 1996, the Company sold the Byron land, a 522 acre tract of foreclosed land held for sale in Greensboro, North Carolina, for $1.6 million in cash. The Company paid a real estate sales commission of $33,000 to Carmel Realty based on the $1.6 million sales price. The Company recognized a loss of $63,000 on the sale.



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1996 (dollars in thousands):

                                                                         1996
                                                                      ---------
        Rents and interest income.............................        $  8,789
        Depreciation..........................................          (1,156)
        Property operations...................................          (4,814)
        Interest expense......................................          (3,348)
        Provision for loss....................................             -
                                                                      --------
        Net loss..............................................        $   (529)
                                                                      ========

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

In July 1996, the Company refinanced the matured mortgage debt secured by the Westgate of Laurel Apartments in Laurel, Maryland in the amount of $7.7 million. The Company received net cash of $126,000 after the payoff of $7.2 million in existing mortgage debt and the payment of various closing costs and escrows associated with the refinancing. The new mortgage bears interest at 9.1875% per annum, requires monthly payments of principal and interest of $63,202 and matures August 1, 2006. The Company paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM based upon the $7.7 million refinancing.

In August 1996, the Company modified and extended the mortgage debt secured by the Northtown Mall Shopping Center in Dallas, Texas. In conjunction with the modification, the Company paid $350,000 in principal paydowns to extend the loan's maturity date to December 31, 1996. The Company may further extend the maturity date to March 31, 1997 by paying a $100,000 principal payment before December 31, 1996. All other terms of the loan remained unchanged.

In September 1996, the Company increased the mortgage debt on the Plaza Office Building in St. Petersburg, Florida by $2.0 million. Such increase in the principal balance was provided for in the original mortgage terms. The Company received net cash of $1.9 million after paying various costs associated with the additional borrowing. The additional $2.0 million borrowing bears interest at 3.75% above the London Interbank Offered Rate rate, currently 9.22%, requires monthly

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES AND INTEREST PAYABLE (Continued)

payments of $18,741 and matures May 31, 2000. The Company paid a mortgage brokerage and equity refinancing fee of $20,000 to BCM based upon the mortgage increase.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.   SUBSEQUENT EVENTS

In October 1996, the Company received $1.5 million in cash in settlement of litigation relating to the RCA Building in Mount Laurel, New Jersey.

                   ---------------------------------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $2.7 million at September 30, 1996 compared with $9.6 million at December 31, 1995. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

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

Also in January 1996, the Company purchased 4.7 acres of partially developed land in Las Colinas, Texas for $941,000 in cash and paid off at maturity the underlying lien on a property securing one of its wraparound mortgage notes receivable in the amount of $893,000.

In May 1996, the Company refinanced the mortgage debt secured by the Parkway Centre Shopping Center in Dallas, Texas, in the amount $1.8 million. The Company received net cash of $771,000 after the payoff of $735,000 in existing mortgage debt and the payment of various closing costs associated with the refinancing.

In July 1996, the Company refinanced the matured mortgage debt secured by the Westgate of Laurel Apartments in Laurel, Maryland in the amount of $7.7 million. The Company received net cash of $126,000 after the payoff of $7.2 million in existing mortgage debt and the payment of various closing costs and escrows associated with the refinancing.

In July 1996, the Company sold the Latham Square Office Building in Oakland, California. The Company received net cash of $2.0 million after paying various closing costs associated with the sale.

In August 1996, the Company sold 177 acre parcel of land in Greensboro, North Carolina for $750,000. The Company received net cash of $690,000 after paying various closing costs associated with the sale.

In August 1996, the Company purchased four apartment complexes in a single transaction for $4.1 million cash. Three of the properties are in Odessa, Texas and the fourth is in Midland, Texas.

Also in August 1996, the Company modified and extended the mortgage secured by the Northtown Mall Shopping Center in Dallas, Texas to December 31, 1996. In conjunction with the modification the Company paid $350,000 in principal paydowns.

In September 1996, the Company increased the mortgage debt secured by the Plaza Office Building in St. Petersburg, Florida by $2.0 million. The Company received net cash of $1.9 million after paying various closing costs associated with the financing.

In September 1996, the Company sold the Byron land, a 522 acre parcel of land in Greensboro, North Carolina, for $1.6 million cash.

In October 1996, the Company received cash of $1.5 million in settlement of litigation related to the RCA Building in Mount Laurel, New Jersey.

In the first nine months of 1996, the Company paid dividends of $.21 per share, or a total of $869,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through September 30, 1996, the Company had purchased a total of 233,725 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1996.

In August 1996, the Company announced an offer to buy back shares of its Common Stock from stockholders owning 99 or fewer shares. The Company paid a premium of $.50 per share over the average closing price of its shares as reported from August 8, 1996 through September 30, 1996, the expiration date of the offer.
On October 17, 1996, the Company repurchased 82,967 of its shares pursuant to such offer, at a total cost of $913,467.

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

Results of Operations

The Company's net loss for the three and nine months ended September 30, 1996 was $2.2 million and $7.2 million as compared to a net loss of $1.3 million and $5.5 million in the corresponding periods in 1995. The Company's 1996 net loss includes an extraordinary gain of $256,000, gains on sales of real estate of $1.6 million and a provision for loss of $1.6 million. The 1995 net loss includes an extraordinary gain of $1.3 million and gains on sales of real estate of $1.6 million. Fluctuations in these and other components of the Company's revenues and expenses between the 1995 and 1996 periods are described below.

Rents in the three and nine months ended September 30, 1996 were $11.4 million and $33.6 million as compared to $12.0 million and $35.0 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in the corresponding periods in 1995. Of this decrease, $1.6 million and $4.1 million in the three and nine months is due to four properties being sold subsequent to September 30, 1995. This decrease is partially offset by an increase of $414,000 in the nine months ended September 30, 1996 due to the obtaining through foreclosure of the Gladstell Forest Apartments in June 1995 and $349,000 and $930,000 in the three and nine months ended September 30, 1996 due to a decrease in discounts and concessions at various of the Company's properties. Additionally, for the nine months ended September 30, 1996, an increase of $482,000 is due to the acquisition of 100% ownership of Shadow Run Associates partnership in April 1995, $256,000 is due to increases in rental rates and occupancy at various of the Company's properties and $252,000 is due to increased collections for common area maintenance at various of the Company's commercial properties.

Property operations expense in the three and nine months ended September 30, 1996 was $7.0 million and $21.4 million as compared to $7.7 million and $22.6 million in the corresponding periods in 1995. Of this decrease, $898,000 and $1.6 million in the three and nine months ended September 30, 1996 is due to four properties being sold subsequent to September 30, 1995. This decrease is partially offset by an increase of $41,000 and $288,000 in the three and nine months ended September 30, 1996 due to the obtaining through foreclosure of the Gladstell Forest Apartments. Additionally, for the nine months ended September 30, 1996 an increase of $266,000 due to the acquisition of 100% ownership of Shadow Run Associates partnership.

Interest income for the three and nine months ended September 30, 1996 of $361,000 and $1.1 million was comparable to the $373,000 and $1.1 million for the corresponding periods in 1995.

Equity in loss of investees was a loss of $56,000 and $102,000 for the three and nine months ended September 30, 1996 compared to a loss of $153,000 and $1.2 million for the corresponding periods in 1995. The 1995 equity loss is due to the write-down of a wraparound mortgage note receivable to the balance of the underlying first lien mortgage by the Nakash Income Associates, a partnership in which the Company has a 60% general partner interest. The Company's equity share of the loss was $901,000.

Interest expense decreased to $3.8 million and $11.2 million in the three and nine months ended September 30, 1996 as compared to $4.2 million and $11.8 million for the corresponding periods in 1995. Of this decrease, $444,000 and $1.3 million in the three and nine months ended September 30, 1996 is due to four properties being sold subsequent to September 30, 1995 and decreases of $20,000 and $51,000 for the three and nine months ended September 30, 1996 due to mortgages being paid in full. These decreases are partially offset by increases of $71,000 and $269,000 for the three and nine months ended September 30, 1996 due to note modifications and refinancings, $78,000 and $483,000 for the three

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

and nine months ended September 30, 1996 due to new financings obtained and $108,000 in the nine months ended due to the foreclosure of the Gladstell Apartments.

Depreciation expense decreased to $2.1 million and $6.3 million for the three and nine months ended September 30, 1996 compared to $2.3 million and $6.4 million in the corresponding periods in 1995. The decrease is due to the sale of four properties subsequent to September 30, 1995.

Advisory fees decreased to $464,000 and $1.4 million for the three and nine months ended September 30, 1996 compared to $517,000 and $1.5 million in the corresponding period in 1995. The decrease is due to a decrease in the Company's gross assets in 1996, the basis for such fee.

General and administrative expenses increased to $632,000 and $1.8 million for the three and nine months ended September 30, 1996 compared to $460,000 and $1.5 million in the corresponding periods in 1995. The increase is mainly due to legal fees related to ongoing litigation proceedings.

In the second quarter of 1996, the Company recognized a provision for loss of $1.6 million to reduce the carrying value of the Latham Square Office Building in Oakland, California to its agreed sales price less estimated costs of sale. No such provision was recorded in 1995. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

In the nine months ended September 30, 1996, the Company recognized net gains totaling $1.6 million on the sales of the Cheyenne Mountain land and the Park Forest Apartments, both of which were held for sale. In the nine months ended September 30, 1995, the Company recognized a gain of $1.6 million on the collection of the note receivable secured by the Maumelle land. In the three and nine months ended September 30, 1996, the Company recognized extraordinary gains of $208,000 and $256,000 on the paydown of the mortgage secured by the Dunes Plaza Shopping Center. In the nine months ended September 30, 1995, the Company recognized extraordinary gains of $1.3 million on the payoff of the mortgage secured by the Fountain Village Apartments and a principal paydown and modification of the mortgage secured by the Dunes Plaza Shopping Center.

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

                  ----------------------------------------

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust, Income Opportunity Realty Investors, Inc., National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the court granted final approval of the terms of a Stipulation of Settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and that modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the court on July 1, 1994, and final court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

During August and September 1996, the court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties.
The court has not issued any ruling or order with respect to the matters addressed at the hearings. Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors during 1994, 1995 and 1996 breached the terms of the Olive Modification. Plaintiffs' counsel has not made a petition to the court on any of these claims.


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



                                      TRANSCONTINENTAL REALTY
                                      INVESTORS, INC.





Date:    November 12, 1996         By:  /s/ Randall M. Paulson
     ------------------------         --------------------------------
                                        Randall M. Paulson
                                        President





Date:    November 12, 1996         By:  /s/ Thomas A. Holland
     ------------------------         --------------------------------
                                        Thomas A. Holland
                                        Executive Vice President and
                                        Chief Financial Officer
                                          (Principal Financial and
                                             Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                 For the Three Months ended September 30, 1996





Exhibit                                                                  Page
Number                         Description                              Number
-------     ---------------------------------------------------         ------

 27.0       Financial Data Schedule                                       20