Form 10-K405
period 1996-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1997-03-26
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

                         Commission File Number 1-9240

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                    94-6565852
-------------------------------                                  -------------------
(State or Other Jurisdiction of                                   (I.R.S. Employer
 Incorporation or Organization)                                  Identification No.)

10670 North Central Expressway, Suite 300, Dallas, Texas              75231
--------------------------------------------------------              -----
       (Address of Principal Executive Offices)                     (Zip Code)

                                 (214) 692-4700
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                       Name of each exchange on
     Title of each class                                                   which registered
----------------------------                                          --------------------------
Common Stock, $.01 par value                                           New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 7, 1997, the Registrant had 3,926,445 shares of Common Stock outstanding. Of the total shares outstanding 2,220,491 were held by other than those who may be deemed to be affiliates, for an aggregate value of $24,425,000 based on the last trade as reported on the New York Stock Exchange on March 7, 1997. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
 Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                           Commission File No. 1-9525

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                          Page
                                                                          ----
                                     PART I
                                     ------
Item 1.     Business.............................................            3

Item 2.     Properties...........................................            7

Item 3.     Legal Proceedings....................................           21

Item 4.     Submission of Matters to a Vote of Security
               Holders............................................          23


                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters................................          23

Item 6.     Selected Financial Data..............................           25

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations................          26

Item 8.     Financial Statements and Supplementary Data..........           34

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure................          68


                                    PART III
                                    --------

Item 10.    Directors, Executive Officers and Advisor of the
               Registrant.........................................          68

Item 11.    Executive Compensation................................          77

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management.........................................          80

Item 13.    Certain Relationships and Related Transactions........          81


                                    PART IV
                                    -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K..................          83

Signature Page....................................................          85

                                     PART I


ITEM 1.  BUSINESS

Transcontinental Realty Investors, Inc. (the "Company" or the "Registrant"), a Nevada corporation, is the successor to a California business trust, which was organized on September 6, 1983 and commenced operations on January 31, 1984. The Company has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has, in the opinion of the Company's management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1983.

The Company's real estate at December 31, 1996 consisted of 45 properties held for investment, six partnership properties and six properties held for sale which were primarily obtained through foreclosure. Six of the properties held for investment were acquired during 1996. The Company's mortgage notes receivable portfolio at December 31, 1996 consisted of 24 mortgage loans. In addition, the Company has an interest in a partnership which holds a wraparound mortgage loan. The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

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

BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement with the Company was approved by the Company's stockholders at the Company's annual meeting of stockholders held on May 31, 1996. BCM also serves as advisor to

Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Investors, Inc. ("IORI"). The Directors of the Company are also trustees or directors of CMET and IORI and the officers of the Company are also officers of CMET and IORI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Randall M. Paulson, President of the Company, also serves as President of BCM, CMET and IORI, Executive Vice President of ART, and as the President and sole director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Company are also officers of ART. As of March 7, 1997, the Company owned approximately 22.5% of IORI's outstanding shares of common stock and ART owned approximately 30.5% of the outstanding shares of the Company's Common Stock and approximately 29.6% of IORI's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 28 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

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

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", the officers and Directors of the Company also serve as officers or trustees or directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of the Company. The Company's Directors, officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors or trustees and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

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

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1996, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

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

At December 31, 1996, none of the Company's properties, mortgage notes receivable or investments in real estate entities exceeded 10% or more of the Company's total assets. At December 31, 1996, 89% of the Company's assets consisted of properties held for investment, 1% consisted of properties held for sale, 3% consisted of mortgage notes and interest receivable and 2% consisted of investments in real estate entities. The remaining 5% of the Company's assets at December 31, 1996 were invested in cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

The Company's real estate is geographically diverse.   At December 31, 1996,
the Company held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1996, the Company held mortgage notes receivable secured by real estate located in each of the geographic regions, other than the Midwest, Mountain and Pacific regions, of the continental United States, with a concentration in the Southeast region, as shown more specifically in the table under "Mortgage Loans" below.

To continue to qualify for federal taxation as a REIT under the Code, the Company is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.





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

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company owns 10 apartments and 9 commercial properties in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company owns 3 commercial properties in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company owns 1 commercial property in this region.

    Pacific region comprised of the states of California, Oregon and Washington. The Company owns 2 apartments, 1 hotel and 2 commercial properties in this region.

Excluded from the above are five parcels of unimproved land and a single family residence, as described below.

Real Estate

At December 31, 1996, over 90% of the Company's assets were invested in real estate. The Company invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in real estate entities and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

Types of Real Estate Investments. The Company's real estate consists of commercial properties (a hotel, office buildings, industrial warehouses and shopping centers) and apartments or similar properties having established income-producing capabilities. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Company's Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

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

At December 31, 1996 the Company had no properties on which significant capital improvements were in process.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's real estate (other than a hotel in the Pacific region and five parcels of unimproved land, as described below) at December 31, 1996.


                                                             Commercial
      Region                                 Apartments      Properties
     ---------                               ----------      ----------
     Pacific.........................             2%              5%
     Midwest.........................             -              11
     Northeast.......................            22               3
     Southwest.......................            48              33
     Southeast.......................            28              45
     Mountain........................            -                3
                                                ---             ---
                                                100%            100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Company and does not reflect the value of the Company's investment in each region. The Company also owns five parcels of unimproved land, parcels of 4.7 acres and 80 acres in the Southeast region and parcels containing 4.66 acres, 4.7 acres and .9976 acres in the Southwest region, all of which, except for the 4.7 acre parcel in the Southwest region, are held for sale or were under contract for sale at December 31, 1996. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of activity in the Company's owned real estate portfolio during 1996 is as follows:

     Owned properties at January 1, 1996......................           48
     Properties acquired......................................            6
     Property obtained through foreclosure....................            1
     Properties sold..........................................           (4)
                                                                         --
     Owned properties at December 31, 1996....................           51
                                                                         ==

Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                                          Rent Per
                                                                        Square Foot                   Occupancy
                                                  Units/        -------------------------      ------------------------
    Property             Location            Square Footage      1996     1995      1994       1996     1995      1994
-----------------  ------------------        --------------     ------   ------    ------      -----   ------    ------
Apartments
----------
Arbor Point        Odessa, TX                    195 Units/
                                             178,920 Sq. Ft.    $  .37   $    *    $   *         65%      *         *
Carseka            Los Angeles, CA                54 Units/
                                              37,068 Sq. Ft.       .93        *        *        100%      *         *
Coventry           Midland, TX                   120 Units/
                                             105,608 Sq. Ft.       .37        *        *         92%      *         *
Fountain Village   Tucson, AZ                    410 Units/
                                             363,079 Sq. Ft.       .65       .65       .64       93%      93%       95%
Gladstell Forest   Conroe, TX                    168 Units/
                                             121,536 Sq. Ft.       .65       .62       *         92%      94%       *
Harper's Ferry     Lafayette, LA                 122 Units/
                                             112,500 Sq. Ft.       .48       .47       .44       96%      94%       97%
Heritage           Tulsa, OK                     136 Units/
                                              92,464 Sq. Ft.       .62       .60       .60       95%      94%       93%
Monterey Bay       St. Petersburg, FL            368 Units/
                                             310,494 Sq. Ft.       .51       .49       .52       89%      91%       89%
Shadow Run         Pinellas Park, FL             276 Units/
                                             216,400 Sq. Ft.       .71       .70       .68       96%      98%       99%
South Cochran      Los Angeles, CA                64 Units/
                                              43,100 Sq. Ft.       .93       .93       .93       96%      97%       96%
Southgate          Odessa, TX                    180 Units/
                                             151,656 Sq. Ft.       .39        *        *         63%      *         *
Spa Cove           Annapolis, MD                 303 Units/
                                             305,989 Sq. Ft.       .75       .75       .74       93%      95%       96%
Summerfield        Orlando, FL                   224 Units/
                                             203,940 Sq. Ft.       .59       .56       .54       92%      89%       82%
Summerstone        Houston, TX                   242 Units/
                                             188,734 Sq. Ft.       .59       .57       .57       94%      96%       95%
Westgate of Laurel Laurel, MD                    218 Units/
                                             201,704 Sq. Ft.       .81       .80       .79       96%      94%       94%
Westwood           Odessa, TX                     79 Units/
                                              49,001 Sq. Ft.       .40        *        *         65%      *         *
Woodland Hills     San Antonio, TX                96 Units/
                                              57,800 Sq. Ft.       .66       .64       .59       90%      94%       97%
Woods Edge         Rockville, MD                 162 Units/
                                             146,460 Sq. Ft.       .93       .93       .91       93%      94%       94%
Office Buildings
----------------
74 New Montgomery  San Francisco, CA         114,952 Sq. Ft.     14.88     14.67     14.59       92%      89%       53%
Chesapeake Ridge   San Diego, CA             100,484 Sq. Ft.     13.28      9.76     12.84      100%     100%      100%
Corporate Pointe   Chantilly, VA              65,918 Sq. Ft.     13.41     13.07     12.74      100%     100%       81%
Forum              Richmond, VA               80,941 Sq. Ft.     14.02     13.38     11.46      100%      98%       86%
Hartford           Dallas, TX                174,727 Sq. Ft.      9.44      9.55      9.64       46%      50%       56%

                                                                        Rent Per
                                                                      Square Foot/
                                                Units/              Average Room Rate                Occupancy
                                            Square Footage/     ---------------------------    ------------------------
    Property            Location              Rooms/Acres        1996      1995       1994      1996     1995     1994
-----------------  ------------------      ----------------     ------    ------     ------    ------   ------    -----
Office Buildings - Continued
----------------
Institute Place
 Lofts             Chicago, IL               142,215 Sq. Ft.     12.31     13.14     12.49       75%      73%       70%
One Steeplechase   Sterling, VA              103,376 Sq. Ft.     14.75     14.32     13.91      100%     100%      100%
Plaza Towers       St. Petersburg, FL        188,218 Sq. Ft.     12.15     11.84     11.85       88%      82%       75%
Republic Towers    Dallas, TX              1,324,624 Sq. Ft.     12.01      8.71      8.84        8%       9%       17%
Town and Country   Houston, TX                64,089 Sq. Ft.      4.47      4.18      3.69       67%      62%       76%
Venture Center     Atlanta, GA                38,271 Sq. Ft.     12.67     12.10     11.65       94%      89%      100%
Waterstreet        Boulder, CO               106,211 Sq. Ft.     15.60     14.70     14.30       96%      99%       98%

Industrial Warehouses
---------------------
Corporate Center
 at Beaumeade      Ashburn, VA               178,492 Sq. Ft.      5.64      5.19      5.96       80%      51%       71%
Denton Drive       Dallas, TX                123,800 Sq. Ft.      1.34      1.34      1.34      100%     100%      100%
Parke Long         Chantilly, VA             222,197 Sq. Ft.      5.32      5.61      5.55       80%      71%       71%
Technology Trading
 Center            Sterling, VA              199,582 Sq. Ft.      5.26      4.83      4.69       78%      77%       74%
Texstar            Arlington, TX              97,846 Sq. Ft.      1.86      1.86      1.86      100%     100%      100%
Tricon Warehouses  Atlanta, GA               570,808 Sq. Ft.      3.29      3.05      3.17       93%      98%       92%

Shopping Centers
----------------
Dunes Plaza        Michigan City, IN         223,938 Sq. Ft.      4.49      4.40      4.31       82%      85%       77%
Northtown Mall     Dallas, TX                354,174 Sq. Ft.      3.13      3.85      3.07       82%      81%       83%
Parkway Center     Dallas, TX                 28,228 Sq. Ft.     12.01     11.24     11.09       94%      94%       95%
President's Square San Antonio, TX            46,509 Sq. Ft.      7.17      7.03      6.99      100%     100%       89%
Sadler Square      Amelia Island, FL          73,396 Sq. Ft.      6.54      6.14      5.90       95%      92%       96%
Shaw Plaza         Sharon, MA                103,482 Sq. Ft.      5.67      5.79      5.80       87%      87%       85%
Sheboygan          Sheboygan, WI              74,532 Sq. Ft.      1.99      1.99      1.99      100%     100%      100%

Hotel
-----
Majestic Inn       San Francisco, CA              60 Rooms      117.45    106.79    107.15       70%      56%       58%

Land
----
Las Colinas        Las Colinas, TX               4.7 Acres

---------------
*  Property was acquired in either 1996 or 1995.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In March 1994, the Company borrowed $1.4 million from a Northtown Mall tenant, secured by a second lien on the shopping center. The loan proceeds were used primarily for renovations and repairs to the shopping center. In October 1994, the tenant loaned the Company an additional $1.9 million, the proceeds of which were used in part to repay the first mortgage secured by the property. At funding of the second loan, the two loans were combined into a new first mortgage. The new first mortgage, in the amount of $3.3 million, matured December 31, 1995. In August 1996, the Company modified and extended the mortgage. In conjunction with the modification, the Company made $450,000 in principal paydowns to extend the loan's maturity date to March 31, 1997. The mortgage had a principal balance of $2.8 million at December 31, 1996 which the Company intends to pay off at maturity unless new financing is obtained.

In January 1996, the Company purchased the Las Colinas land, a 4.7 acre parcel of partially developed land in Las Colinas, Texas, for $941,000 in cash. The parcel, within the Las Colinas Urban Center, is adjacent to developed office buildings. The Company paid a real estate brokerage commission of $38,000 to Carmel Realty and a real estate acquisition fee of $9,000 to BCM based on the $941,000 purchase price.

In May 1996, the Company refinanced the mortgage debt secured by Parkway Centre Shopping Center in Dallas, Texas in the amount of $1.8 million. The Company received net cash of $771,000 after the payoff of $735,000 in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.5625% per annum, requires monthly payments of principal and interest of $16,024 and matures in June 2006. The Company paid a mortgage brokerage and equity refinancing fee of $18,000 to BCM based on the $1.8 million refinancing.

In July 1996, the Company refinanced the matured mortgage debt secured by the Westgate of Laurel Apartments in Laurel, Maryland in the amount of $7.7 million. The Company received net cash of $126,000 after the payoff of $7.2 million in existing mortgage debt and the payment of various closing costs and escrows associated with the refinancing. The new mortgage bears interest at 9.1875% per annum, requires monthly payments of principal and interest of $63,202 and matures in August 2006. The Company paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM based upon the $7.7 million refinancing.

In August 1996, in a single transaction, the Company purchased the Arbor Point Apartments, a 195 unit apartment complex in Odessa, Texas, the Coventry Apartments, a 120 unit apartment complex in Midland, Texas, the Southgate Apartments, a 180 unit apartment complex in Odessa, Texas, and the Westwood Apartments, a 79 unit apartment complex in Odessa, Texas, for a total of $4.1 million in cash. The Company paid a real estate brokerage commission of $144,000 to Carmel Realty and a real estate acquisition fee of $41,000 to BCM based on the $4.1 million purchase price of the properties. In November 1996, the Company obtained mortgage financing in the amount of $2.0 million, on the unencumbered apartments. The Company received net cash of $1.7 million after paying various closing costs associated with the financing. The mortgage bears interest at a variable rate, currently at 8.5% per annum, requires monthly payments of principal and interest of $16,105 and matures December 1, 2001.
The Company paid a mortgage brokerage and equity financing fee of $20,000 to BCM based on the $2.0 million financing.

In September 1996, as provided in the mortgage, the Company increased the mortgage principal balance on the Plaza Towers Office Building in

St. Petersburg, Florida by $2.0 million. The Company received net cash of $1.9 million after paying various costs associated with the additional borrowing. The additional $2.0 million borrowing bears interest at a variable rate, currently 9.22% per annum, requires monthly payments of principal and interest of $18,741 and matures in May 2000. The Company paid a mortgage brokerage and equity refinancing fee of $20,000 to BCM based upon the $2.0 million mortgage increase.

In November 1996, the Company purchased the Carseka Apartments, a 54 unit apartment complex in Los Angeles, California, for $2.2 million in cash. The Company paid a real estate brokerage commission of $85,250 to Carmel Realty and a real estate acquisition fee of $21,750 to BCM based on the $2.2 million purchase price.

In January 1997, the Company refinanced the mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and to pay various closing costs associated with the refinancing. The new mortgage bears interest at variable rate, currently 9.25% per annum, requires monthly principal and interest payments of $53,996 and matures in January 2004. The Company paid a mortgage brokerage and equity refinancing fee of $63,000 to BCM based on the $6.3 million refinancing.

Also in January 1997, the Company refinanced the mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million. The Company received no net cash. The refinancing proceeds being used to pay off $5.9 million in existing mortgage debt, to fund a tax escrow and to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $46,035 and matures in February 2007. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

In February 1997, the Company refinanced the mortgage debt secured by the Spa Cove Apartments in Annapolis, Maryland in the amount of $12.2 million. The Company received net cash of $249,000 after the payoff of $11.6 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.015% per annum, requires monthly payments of principal and interest of $89,529 and matures in March 2007. The Company paid a mortgage brokerage and equity refinancing fee of $122,000 to BCM based on the $12.2 million refinancing.

In March 1997, the Company purchased the Terrace Hills Apartments, a 310 unit apartment complex in El Paso, Texas, for $6.2 million. The Company paid $1.4 million in cash and obtained new mortgage financing of $4.8 million. The mortgage bears interest at 8.07% per annum, requires monthly principal and interest payments of $35,086, and matures in April 2007. The Company paid a real estate brokerage commission of $193,000 to

Carmel Realty and a real estate acquisition fee of $62,000 to BCM based upon the $6.2 million purchase price of the property.

Partnership Properties. Set forth below are the properties owned by partnerships which the Company accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                                         Rent Per
                                                                        Square Foot                    Occupancy
                                               Units/           --------------------------     -------------------------
    Property          Location             Square Footage        1996     1995      1994        1996     1995      1994
-----------------  --------------          ---------------      ------   -------   -------     ------   ------    ------
Apartments
----------
Inwood Green       Houston, TX                 126 Units/
                                           105,960 Sq. Ft.      $  .45   $   .44   $   .43       93%      93%       91%
Lincoln Court      Dallas, TX                   55 Units/
                                            40,063 Sq. Ft.         .99       .96       .94       98%      94%       98%
Oaks of Inwood     Houston, TX                 198 Units/
                                           167,872 Sq. Ft.         .44       .43       .43       93%      91%       90%
Office Building
---------------
MacArthur Mills    Carrollton, TX           53,472 Sq. Ft.        8.38      7.80      6.99       94%      95%       88%

Shopping Centers
----------------
Chelsea Square     Houston, TX              70,275 Sq. Ft.        9.32      9.14      8.67       69%      77%       78%
Summit at
 Bridgewood        Fort Worth, TX           48,696 Sq. Ft.        8.67      9.23      8.92       62%      63%       62%

The Company owns a combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

The Company owns a combined 63.7% limited and general partner interest and IORI owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns the five other properties in the table above. In 1996, the Company made $115,000 in advances to the partnership and received $532,000 in operating distributions from the partnership. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions."

Properties Held for Sale. Set forth below are the Company's properties held for sale, primarily obtained through foreclosure, and the average rental rate for a commercial property and occupancy thereof at December 31, 1996, 1995 and 1994.

                                                                        Rent Per
                                                                      Square Foot                   Occupancy
                                               Units/          --------------------------    ------------------------
    Property          Location             Square Footage       1996     1995       1994      1996     1995     1994
-----------------  --------------          --------------      ------   ------     ------    ------   ------   ------
Shopping Center
---------------
Fiesta Mart        San Angelo, TX           29,000 Sq. Ft.      2.62      2.62      2.62       91%     100%      100%

Single Family
-------------
Residence
---------
Scottsdale         Scottsdale, AZ            5,557 Sq. Ft.

Land                                                                                              Acres/Lots
----                                                                                         ------------------------
Moss Creek         Greensboro, NC                                                                  80         Acres
Fruitland          Fruitland Park, FL                                                               4.66      Acres
Live Oak           Dallas, TX                                                                        .9976    Acres
Maumelle           Maumelle, AR                                                                    70         Lots

In January 1996, the Company sold the Cheyenne Mountain land, a 7 acre parcel of foreclosed unimproved land in Colorado Springs, Colorado, for $330,000 in cash. The Company recognized a gain of $218,000 on the sale.

In March 1996, the Company sold the Park Forest Apartments, a 44 unit foreclosed held for sale apartment complex in Dearborn Heights, Michigan, for $4.7 million. The Company received net cash of $1.6 million after paying off the existing mortgage debt of $2.9 million and the payment of various closing costs associated with the sale. The Company recognized a gain of $1.4 million on the sale. The Company paid a real estate sales commission of $160,000 to Carmel Realty based on the $4.7 million sales price.

In June 1996, the Company entered into a contract to sell Latham Square, a 106,067 square foot office building in Oakland, California, for $2.2 million in cash. The agreed sales price was $1.4 million less than the property's carrying value. Accordingly, at June 30, 1996, the Company recognized a provision for loss of $1.6 million to reduce the property's carrying value to its sales price less estimated costs of sale. In July 1996, the Company completed the sale receiving net cash of $2.0 million after the payment of various closing costs associated with the sale. The Company paid a real estate sales commission of $85,000 to Carmel Realty based upon the $2.2 million sales price. The Company incurred a loss on the sale of $64,000 in excess of the amount which had been previously provided.

In August 1996, the Company sold a 177 acre tract of the Moss Creek land, a 257 acre parcel of foreclosed land held for sale in Greensboro, North Carolina, for $750,000 in cash. The Company received net cash of $690,000 after paying various closing costs associated with the sale. The Company recognized a gain of $56,000 on the sale. In December 1996, the Company repurchased three lots in Moss Creek, in Greensboro, North Carolina that secured three of the Company's mortgage notes receivable, as more fully discussed under "Mortgage Loans," below.

As discussed more fully under "Mortgage Loans," below, in September 1996, the Company obtained through, trustee sale, a single family residence that secured one of the Company's mortgage notes receivable.

Also in September 1996, the Company sold the Byron land, a 522 acre parcel of foreclosed land held for sale in Greensboro, North Carolina, for $1.6 million in cash. The Company paid a real estate sales commission of $33,000 to Carmel Realty based on the $1.6 million sales price. The Company recognized a loss of $63,000 on the sale.

At December 31, 1996, the Fiesta Mart, a 29,000 square foot shopping center in San Angelo, Texas, was under contract for sale. In February 1997, the Company completed the sale for $544,000 in cash. The Company received net cash of $403,000 after the payoff of $90,000 in existing mortgage debt and various closing costs associated with the sale. The Company paid a real estate sales commission of $22,000 to Carmel based upon the $544,000 sales price. The Company incurred no gain or loss on the sale.

Also at December 31, 1996, a .9976 acre parcel of land in Dallas, Texas, was under contract for sale. In February 1997, the Company completed the sale for $2.7 million in cash. The Company received net cash of $2.6 million after paying various closing costs associated with the sale. The Company will recognize a gain of approximately $1.3 million on the sale. The Company paid a real estate sales commission of $102,000 to Carmel Realty based on the $2.7 million sales price.

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

Types of Properties Securing Mortgage Notes. The properties securing the Company's mortgage notes receivable portfolio at December 31, 1996, consisted of an office building, a shopping center, 3 apartment complexes, a hotel, 36.3 acres of commercial land, 9 developed residential lots and a 34,847 square foot parcel of unimproved land. The Company's Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which the Company invests without a vote of stockholders. The Company's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

At December 31, 1996, the Company's mortgage notes receivable portfolio included 7 mortgage loans with an aggregate outstanding balance of $9.3 million secured by income-producing real estate located throughout the United States, 17 loans with an aggregate outstanding balance of $775,000 which are secured by collateral other than income-producing real estate and one unsecured note. At December 31, 1996,3% of the Company's assets were invested in notes and interest receivable (1% in first mortgage notes, 2% in wraparound mortgage notes and less than 1% in junior and other mortgage notes).

The following table sets forth the percentages (based on the outstanding mortgage note balance) by property type and geographic region, of the properties (other than a hotel and unimproved land) that serve as collateral for the Company's outstanding mortgage notes receivable at December 31, 1996. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Company's mortgage notes receivable portfolio.

                                                             Commercial
       Region                                   Apartments   Properties   Total
       ------                                   ----------   ----------   -----
     Northeast  ............................         25%          - %       25%
     Southwest  ............................         16           -         16
     Southeast  ............................          -           59        59
                                                   ----         ----      ----
                                                     41%          59%      100%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1996 is as follows:

         Loans in mortgage notes receivable portfolio at
           January 1, 1996...........................................        31
         Loans settled with borrower.................................        (6)
         Loans foreclosed on.........................................        (1)
                                                                             --
         Loans in mortgage notes receivable portfolio at
           December 31, 1996.........................................        24
                                                                             ==

During 1996, a mortgage note receivable of $825,000 was collected and $82,000 in mortgage principal payments were received.

At December 31, 1996, less than 1% of the Company's assets were invested in mortgage notes secured by non-income-producing real estate, comprised of a first mortgage note secured by 36.3 acres of commercial land in Maumelle, Arkansas, a first mortgage note secured by 34,847 square feet of unimproved land in Milwaukee, Wisconsin and nine first mortgage notes secured by developed residential lots in Greensboro, North Carolina.

First Mortgage Loans. The Company has invested in first mortgage notes, with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the Company's general policy was to require that the borrower provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Company may grant to other lenders, participations in first mortgage loans originated by the Company.

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1996.

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million in cash; (ii) the Company's release of all land securing the note;
(iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bore interest at 9.0% and matured in January 1996 and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower has the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million in cash on September 12, 1995, it recognized $1.6 million of the gain previously deferred. The $1.4 million note was not paid at maturity. The Company is negotiating with the borrower in an effort to correct the default and has also instituted foreclosure proceedings. The Company does not expect to incur a loss on the note as the fair value of the property exceeds the nominal carrying value of the note.

In March 1996, the Company accepted a discounted payoff of $825,000 in settlement of a first mortgage note receivable with a principal balance of $875,000. The Company recorded no loss on the note settlement in excess of the reserve previously established.

In 1993, in conjunction with the sale of a foreclosed residence in Scottsdale, Arizona, the Company provided purchase money financing of $725,000 with a maturity date of August 1996. In January 1996, the borrower ceased making payments and in June 1996, filed for bankruptcy protection. In September 1996, the Company reacquired the property through trustee sale. The fair market value of the residence less, estimated costs of sale, exceeded the note's principal balance and accrued interest of $691,000 at the date the property was reacquired. See "Real Estate," above.

In December 1996, the Company repurchased three residential lots in Moss Creek, in Greensboro, North Carolina for $44,000 in cash and cancellation of mortgage each property secured. The buyer was unable to obtain the necessary building permits for the lots in the time required by his purchase contract. See "Real Estate," above.

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

The Company did not originate or acquire any wraparound mortgage loans in 1996.

Junior Mortgage Loans.  The Company has invested in junior mortgage loans.
Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Company's Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Company's assets. At December 31, 1996, less than 1% of the Company's assets were invested in junior mortgage loans.

The Company did not originate or acquire any junior mortgage loans in 1996.

Loans Secured by Collateral Other than Real Estate. In June 1992, the Company received ten notes receivable secured by collateral other than real estate in satisfaction of a $622,000 obligation to the Company. At December 31, 1996, five of the notes with a combined principal balance of $374,000 remained outstanding. The Company's investment policy precludes the origination of loans secured by collateral other than real estate. In June 1996, the Company wrote off a mortgage note receivable with a balance of $47,000. The Company recorded no loss in excess of the reserve previously established. In July 1996, the Company received $4,000 in settlement of a note receivable with a principal balance of $20,000. The Company recorded no loss on the settlement in excess of the reserve previously established.

Partnership mortgage loans. The Company owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"). NIA in turn owns a wraparound mortgage note receivable. In 1996, the partnership extended the maturity date to April 1, 1997, of the underlying note payable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Company, together with CMET, IORI and National Income Realty Trust ("NIRT"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the Northern District of California relating to the operation and management of each of such entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the Court on July 1, 1994 and final Court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Company's advisor, Gene E. Phillips and William S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to CMET, IORI, NIRT and the Company, of which the Company's share was $150,000.

Under the Modification, the Company, CMET, IORI and NIRT and their stockholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORI and NIRT also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all then current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

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

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Company, CMET, IORI and NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The Court retained jurisdiction to enforce the Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. As of March 20, 1997, the Court had taken no action on the Amendment.

The Amendment provides for the addition of three new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Company owned by Mr. Phillips or any of his affiliates shall be voted at all stockholders' meetings held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                         ______________________________


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") using the symbol "TCI". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.


  QUARTER ENDED                                            HIGH               LOW
------------------                                        --------         --------
March 31, 1997.................................           $11 5/8           $10 3/4
 (through March 7, 1997)

March 31, 1996.................................            11 1/2             9 5/8
June 30, 1996..................................            10 1/2             9 1/4
September 30, 1996.............................            10 1/2             9 3/4
December 31, 1996..............................            11 1/8             9 7/8

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

As of March 7, 1997, the closing price of the Company's Common Stock as report in the consolidated reporting system of the NYSE was $11.00 per share.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

As of March 7, 1997, the Company's Common Stock was held by 6,148 holders of record.

In November 1995 the Company's Board of Directors approved the Company's resumption of the payment of regular quarterly dividends. The Company paid dividends in 1996 and 1995 as follows:

 Date Declared              Record Date                Payable Date              Amount
----------------         -----------------           -----------------           -------
March 1, 1996            March 15, 1996              March 31, 1996              $   .07
June 3, 1996             June 14, 1996               June 28, 1996                   .07
August 23, 1996          September 13, 1996          September 30, 1996              .07
December 2, 1996         December 13, 1996           December 31, 1996               .07

November 30, 1995        December 15, 1995           December 31, 1995           $   .07*

* Restated for the three for two forward stock split effected February 15, 1996.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1996 and 1995 represented a return of capital.

On December 5, 1989, the Company's Board of Directors approved a share repurchase program. The Company's Board of Directors has authorized the Company to repurchase a total of 687,000 shares of its Common Stock pursuant to such program. Through March 7, 1997, the Company has repurchased 350,588 shares pursuant to such program at a cost to the Company of $1.7 million. None of such shares were repurchased in 1996 or 1997.

In August 1996, the Company announced an offer to buy back shares of its Common Stock from stockholders owning 99 or fewer shares. The Company paid a premium of $.50 per share over the average closing price of its shares as reported in the consolidated reporting system of the NYSE from August 8, 1996 through September 30, 1996, the expiration date of the offer. On October 17, 1996, the Company repurchased 85,830 of its shares pursuant to such offer, at a total cost of $903,790.

On March 24, 1989, the Company distributed one share purchase right for each outstanding share of the Company's Common Stock. The rights were terminated effective March 24, 1992 upon the Company's Board of Directors having determined that the rights were no longer necessary to protect the Company from coercive tender offers. In connection with this determination, Messrs. Phillips and Friedman and their affiliates agreed not to acquire more than 49% of the outstanding shares of the Company's Common Stock without prior action by the Company's Independent Directors to the effect that they do not object to such increased ownership.

In August 1994, the Company's Board of Directors reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the stockholder group, and had disposed of any shares of the Company's Common Stock which he or his affiliates may have owned,

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

the limitation should no longer apply to Mr. Friedman or his affiliates. On August 23, 1994, the Company's Board of Directors adopted a resolution to the effect that in determining total ownership, shares of the Company's Common Stock owned by Mr. Friedman and his affiliates are no longer to be included. As of March 7, 1997, Mr. Phillips and his affiliates, primarily ART, owned approximately 43.4% of the Company's outstanding shares of Common Stock.

On March 21, 1996, the Company's Board of Directors reconsidered the share ownership limitation and determined that there was no reason to object to the purchase by Mr. Phillips and his affiliates of additional shares in excess of 49% of the Company's outstanding shares of Common Stock. Accordingly, there is no longer any limitation on the percentage of shares of Common Stock of the Company which may be acquired by Mr. Phillips and his affiliates.


ITEM 6.  SELECTED FINANCIAL DATA

                                                          For the Years Ended December 31,
                                   --------------------------------------------------------------------------------
                                        1996           1995             1994             1993             1992
                                   -------------   ------------     ------------     -------------   --------------
                                                         (dollars in thousands, except per share)
EARNINGS DATA
Revenues.................          $      46,878   $     48,272     $     37,983     $      32,242   $       27,069
Expenses.................                 56,499         58,174           47,154            42,168           33,937
                                   -------------   ------------     ------------     -------------   --------------

(Loss) from operations...                 (9,621)        (9,902)          (9,171)           (9,926)          (6,868)

Equity in (loss) of
 investees...............                    (20)        (1,083)             (90)             (262)            (716)
Gain on sale of partner-
 ship interests..........                     -             -              2,514               -                912
Gain on sale of
 real estate.............                  1,579          5,822            2,153                24              476
Extraordinary gain.......                    256          1,437            1,189             1,594              440
                                   -------------   ------------     ------------     -------------   --------------
Net (loss)...............          $      (7,806)  $     (3,726)    $     (3,405)    $      (8,570)  $       (5,756)
                                   =============   ============     ============     =============   ==============
PER SHARE DATA
(Loss) before extra-
 ordinary gain...........          $       (2.02)   $     (1.29)     $     (1.15)    $       (2.52)   $       (1.32)
Extraordinary gain.......                    .06            .36              .30               .40              .09
                                   -------------    -----------      -----------     -------------    -------------
Net (loss)...............          $       (1.96)   $      (.93)     $      (.85)    $       (2.12)   $       (1.23)
                                   =============    ===========      ===========     =============    =============
Dividends per share......          $         .28    $       .07      $       -       $        -       $         -

Weighted average shares
 outstanding.............              3,994,687      4,012,275        4,012,275         4,033,332        4,673,183

ITEM 6.  SELECTED FINANCIAL DATA

                                                   December 31,
                            ---------------------------------------------------------
                              1996       1995         1994          1993       1992
                            --------   --------     --------      --------   --------
                                    (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........    $  8,606   $ 10,017     $ 11,201      $ 12,447   $ 18,132
Real estate held for
 sale, net
 Foreclosed.............         910      2,460        8,032        11,277     22,592
 Other..................       2,089      3,415          341           596        598
Real estate held for
 investment, net........     217,410    220,249      213,445       178,857    132,208
Total assets.............    245,371    260,180      247,964       221,095    203,687
Notes and interest
 payable................     158,692    159,889      145,514       116,024     91,276
Stockholders' equity.....     79,359     89,184       93,177        96,582    105,625

Book value per share.....   $  20.21   $  22.23     $  23.22      $ 23.95    $  22.60

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1996 aggregated $1.0 million compared with $9.6 million at December 31, 1995. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. The Company expects that its cash balance at December 31, 1996, and cash that will be generated in 1997 from the collection of mortgage notes receivable, sales of properties, an insurance settlement received in January 1997, borrowings against certain of the Company's unencumbered properties and refinancing or extension of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations coming due in 1997, dividend payments and property maintenance and improvements, as more fully discussed in the paragraphs below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company's cash flow from property operations (rents collected less payments for property operating expenses) has increased over the last three years from $8.6 million and $15.3 million in 1994 and 1995 to $12.6 million in 1996. Of this $4.0 million net increase from 1994 to 1996, $3.3 million is the result of the Company having acquired additional income producing properties, both through purchase and foreclosure, and the remaining $700,000 of the increase is due to increased occupancy and rents, at its apartments and commercial properties, and the Company's control of operating expenses. The Company's management believes that this trend will continue as a result of increased rental rates at both the Company's apartments and commercial properties and increased occupancy at its commercial properties.

The Company owns a combined 63.7% limited and general partner interest in Tri-City Limited Partnership which owns five properties in Texas. In 1996, the Company received net distributions of $417,000 from the partnership. See NOTE
5.  "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

In October 1996, the Company received a $1.5 million settlement from one of the defendants in a lawsuit brought by the Company against the former owners of an office building in New Jersey and their agents. The Company had made a loan secured by the building in 1987 and filed a foreclosure action which was subsequently amended in 1990, to include claims of negligent misrepresentation against the borrowers, their legal counsel, architect and engineers.

In 1996, the Company received cash of $907,000 from the payoff or collection of mortgage notes receivable. The Company also received a total of $13.6 million from new mortgage financings and refinancings and $6.0 million net of debt payoff from property sales during 1996. In 1996, the Company expended $7.0 million in cash on property acquisitions and made a total of $11.6 million in principal payoffs or paydowns on its mortgage debt.

Scheduled principal payments on notes payable of $19.6 million are due in 1997. It is the Company's intention to either pay the mortgages that mature in 1997 when due, or seek to extend the due dates one or more years, or refinance the debt on a long-term basis. The Company's management believes it will continue to be successful in obtaining loan extensions or refinancings.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," also during 1996 the Company funded $3.1 million for operating cash flow deficits of the Republic Towers Office Building in Dallas, Texas due to minimal occupancy and operating expenses far exceeding rents. The Company expects to fund a greater amount for this property in 1997 for tenant and capital improvements. In January 1997, the Company received a final insurance settlement totaling $10.0 million from 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In January and February 1997, the Company refinanced the mortgage debt secured by three of its properties, totaling $22.5 million of which $11.0 million was scheduled to mature in 1996, receiving net refinancing proceeds of $1.2 million and sold two other of its properties receiving net cash of $3.1 million. In March 1997, the Company purchased an apartment complex, expending net cash of $1.4 million. See NOTE 17. "SUBSEQUENT EVENTS."

In August 1996, the Company announced an offer to buy back shares of its Common Stock from stockholders owning 99 or fewer shares. The Company paid a premium of $.50 per share over the average closing price of its shares as reported in the consolidated reporting system of the New York Stock Exchange from August 8, 1996 through September 30, 1996, the expiration date of the offer. On October 17, 1996, the Company repurchased 85,830 of its shares pursuant to such offer, at a total cost of $903,790.

Pursuant to a repurchase program originally announced by the Company on December 5, 1989, the Company's Board of Directors has authorized the repurchase of a total of 687,000 shares of the Company's Common Stock. As of March 7, 1997, the Company had purchased 350,588 shares of its Common Stock at a total cost to the Company of $1.7 million. None of such shares were repurchased in 1996 or 1997.

During 1996, the Company declared and paid dividends of $1.1 million or $.28 per share.

The Company's management reviews the carrying values of the Company's properties and mortgage note receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1996 compared to 1995. The Company's net loss for 1996 was $7.8 million compared to a net loss of $3.7 million in 1995. The Company's 1996 net loss includes gains on sale of real estate of $1.6 million and extraordinary gains of $256,000. The Company's 1995 net loss includes gains on sale of real estate of $5.8 million and extraordinary gains of $1.4 million. Fluctuations in the components of the Company's revenues and expenses between the 1996 and 1995 are described below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Rents decreased $1.4 million in 1996 to $45.4 million compared to $46.8 million in 1995. A decrease of $5.3 million in rents is due to properties sold in 1995 and 1996. Offsetting this decrease in rents is an increase of $538,000 due to the acquisition of the remaining partnership interest in three partnerships in 1995; $926,000 is due to property acquisitions in late 1995 and 1996; and $2.4 million is due to increases in occupancy at several of the Company's commercial properties primarily: Corporate Center at Beaumeade Industrial Warehouse, a 29% increase; Park Long Industrial Warehouse, a 9% increase; Plaza Towers Office Building, a 6% increase; and 74 New Montgomery Office Building, a 3% increase.

Property operating expenses decreased $1.7 million in 1996 to $28.5 million as compared to $30.2 million in 1995. Of this decrease, $3.1 million is due to properties sold. This decrease is partially offset by increases of $935,000 due to property acquisitions and $544,000 due to the acquisition of the remaining partnership interest in three partnerships in 1995.

Rents and property operations expenses both are expected to increase in 1997 due to anticipated increases in rents at the Company's apartments and increased occupancy of its commercial properties as a result of a full year of operations of the properties acquired during 1996 and in the first quarter of 1997.

Interest income for 1996 of $1.5 million approximated the $1.5 million in 1995, and is expected to remain constant in 1997.

Interest expense decreased to $15.0 million in 1996 as compared to $16.1 million in 1995. Of this decrease, $1.7 million due to properties sold and mortgages paid off. This decrease is partially offset by increases of $180,000 attributable to the acquisition of the remaining partnership interests in three partnerships during 1995, $107,000 attributable to properties acquired in 1996, $488,000 attributable to property financings and refinancings during 1996, and $107,000 attributable to increases in the interest rates on variable rate mortgage debt. Interest expense is expected to increase in 1997 due to anticipated property refinancings and the property acquired in the first quarter of 1997.

Depreciation expense decreased to $8.5 million in 1996 as compared to $8.6 million in 1995. An increase of $36,000 is attributable to the acquisition of the remaining partnership interests in three partnerships during 1995, an increase of $57,000 is attributable to property acquisitions and an increase of $570,000 is due to increased depreciation from property additions and tenant improvements. These increases were more than offset by a decreases of $645,000 due to properties sold and $179,000 due to assets becoming fully depreciated. Depreciation expense is expected to increase in 1997 due to a full year of depreciation of properties acquired in 1996 and the property acquired in the first quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The advisory fee of $1.8 million in 1996 was comparable to the $1.8 million in 1995. Such fee is expected to increase as the Company's average asset base increases. See NOTE 9. "ADVISORY AGREEMENT."

General and administrative expenses increased to $2.7 million in 1996 from $2.0 million in 1995. The increase is due to an increase in legal fees related to the Olive litigation (see NOTE 15. "COMMITMENTS AND CONTINGENCIES") and increased advisory cost reimbursements.

As described in "Liquidity and Capital Resources" above, in 1996 and 1995 the Company received litigation settlements of $1.5 million and $500,000, respectively.

In the second quarter of 1996, the Company recognized a provision for loss of $1.6 million to reduce the carrying value of an office building to its agreed sales price less estimated costs of sale. Sale of the property was completed in July 1996. No provision for loss was recognized in 1995.

Equity in losses of investees was $20,000 in 1996 compared to $1.1 million in 1995. The decreased equity loss is primarily due to the 1995 modification of a wraparound mortgage note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Company has a 60% general partner interest, and the writedown of a wraparound mortgage note receivable to the balance of an underlying first lien mortgage also by NIA. The Company's equity share of the loss on the note modification was $127,000 and its equity share of the note writedown was $901,000. See NOTE 5. "INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES." The Company expects its share of equity investees' income or losses to be insignificant in 1997.

The Company recognized extraordinary gains totaling $256,000 in 1996 on the modification of the mortgage debt secured by the Dunes Plaza Shopping Center. See NOTE 14. "EXTRAORDINARY GAIN." In 1995, the Company recognized extraordinary gains totaling $1.4 million on the payoff of the mortgage debt secured by the Fountain Village Apartments and a principal pay down and modification of the mortgage debt secured by the Dunes Plaza Shopping Center.

In 1996, the Company recognized gains of $218,000, $1.4 million and $56,000 from the sales of Cheyenne Mountain land, Park Forest Apartments and Moss Creek land. In September 1996, the Company recognized a loss of $63,000 from the sale of Byron land. In 1995, the Company recognized a gain of $1.6 million on the collection of the note receivable secured by the Maumelle land and a gain of $4.1 million on the sale of the Summerchase Apartments. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

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

Interest expense increased to $16.1 million in 1995 as compared to $10.6 million in 1994. Of this increase, $1.8 million is attributable to the acquisition of the remaining partnership interests in three partnerships during 1995, $1.9 million is attributable to properties acquired in late 1994, $1.8 million is attributable to property financings and refinancings during 1995, and $459,000 is attributable to increases in the interest rates on variable rate mortgage debt. These increases are partially offset by a decrease of $431,000 due to properties sold.

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

Equity in losses of investees was $1.1 million in 1995 compared to $90,000 in 1994. The increased equity loss is primarily due to the modification of a wraparound mortgage note receivable and underlying note payable by Nakash Income Associates ("NIA"), a partnership in which the Company has a 60% general partner interest, and the writedown of a wraparound mortgage note receivable to the balance of an underlying first lien mortgage also by NIA. The Company's equity share of the loss on the note modification was $127,000 and its equity share of the note writedown was $901,000. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

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

Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations fluctuate proportion-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation (Continued)

ately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sale values of properties, and correspondingly, the ultimate realizable value of the Company's real estate and notes receivable portfolios. Inflation also has an effect on the Company's earnings from short-term investments.

Tax Matters

For the years 1996, 1995 and 1994, the Company elected and in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. The Company adopted 121 effective January 1, 1996.

The effect of adopting SFAS No. 121 was the discontinuance of depreciation of the Company's properties held for sale of $91,000 and a corresponding reduction in the Company's reported net loss.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                          Page
                                                                                                          ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . .                  35

Consolidated Balance Sheets -
            December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .                  36

Consolidated Statements of Operations -
            Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .                  37

Consolidated Statements of Stockholders' Equity -
            Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .                  38

Consolidated Statements of Cash Flows -
            Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .                  39

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .                  42

Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . .                  64

Schedule IV  - Mortgage Loans on Real Estate  . . . . . . . . . . . . . . . . . . . . . . .                  65



All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors of
Transcontinental Realty Investors, Inc.



We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.




                                                            BDO Seidman, LLP


Dallas, Texas
March 20, 1997

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                             ----------------------
                                                                                1996          1995
                                                                             ----------    ----------
                                                                             (dollars in thousands)
                       Assets
                       ------

Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,075                $9,916
 Nonperforming, nonaccruing   . . . . . . . . . . . . . . . . . . . .          457                 1,150
                                                                           -------                ------
                                                                             9,532                11,066

Less - allowance for estimated losses . . . . . . . . . . . . . . . .         (926)               (1,049)
                                                                           -------                ------
                                                                             8,606                10,017

Foreclosed real estate held for sale, net of accumu-
 lated depreciation ($33 in 1995)   . . . . . . . . . . . . . . . . .          910                 2,460

Real estate held for sale, net of accumulated
 depreciation ($76 in 1996 and $1,684 in 1995)  . . . . . . . . . . .        2,089                 3,415
                                                                           -------                ------
                                                                             2,999                 5,875

Real estate held for investment, net of
 accumulated depreciation ($50,310 in 1996 and
 $42,455 in 1995)   . . . . . . . . . . . . . . . . . . . . . . . . .      217,410               220,249
Investment in real estate entities  . . . . . . . . . . . . . . . . .        4,578                 5,086
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          960                 9,620
Other assets (including $960 in 1996 and $733 in
 1995 from affiliates)  . . . . . . . . . . . . . . . . . . . . . . .       10,818                 9,333
                                                                       -----------              --------
                                                                       $   245,371              $260,180
                                                                       ===========              ========

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable  . . . . . . . . . . . . . . . . . . . . .      158,692               159,889

Other liabilities (including $535 in 1996 and $677
 in 1995 to affiliates)   . . . . . . . . . . . . . . . . . . . . . .        7,320                11,107
                                                                           -------                ------
                                                                           166,012               170,996

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 3,926,445 shares
 in 1996 and 4,012,275 shares in 1995   . . . . . . . . . . . . . . .           39                    40
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .      218,133               219,036
Accumulated distributions in excess of accumulated
 earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (138,813)             (129,892)

                                                                            79,359                89,184
                                                                       -----------              --------
                                                                       $   245,371              $260,180
                                                                       ===========              ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                            For the Years Ended December 31,
                                                                   ------------------------------------------------
                                                                     1996                 1995               1994
                                                                   --------            --------            --------
                                                                       (dollars in thousands, except per share)
Revenues
 Rents      . . . . . . . . . . . . . . . . . . . . . . .          $ 45,405            $ 46,770             $36,494
 Interest   . . . . . . . . . . . . . . . . . . . . . . .             1,473               1,502               1,489
                                                                   --------            --------             -------
                                                                     46,878              48,272              37,983

Expenses
 Property operations (including
    $1,879 in 1996, $2,928 in 1995
    and $1,280 in 1994 to affiliates)   . . . . . . . . .            28,491              30,211              26,944
 Interest   . . . . . . . . . . . . . . . . . . . . . . .            14,999              16,114              10,642
 Depreciation   . . . . . . . . . . . . . . . . . . . . .             8,461               8,619               6,095
 Advisory fees to affiliate   . . . . . . . . . . . . . .             1,784               1,770               1,708
 General and administrative
    (including $1,047 in 1996, $877
    in 1995 and $706 in 1994 to
    affiliates)   . . . . . . . . . . . . . . . . . . . .             2,685               1,960               1,765
 Litigation settlement  . . . . . . . . . . . . . . . . .            (1,500)               (500)                -
 Provision for losses   . . . . . . . . . . . . . . . . .             1,579                 -                   -
                                                                   --------            --------             -------
                                                                     56,499              58,174              47,154
                                                                   --------            --------             -------

(Loss) from operations  . . . . . . . . . . . . . . . . .            (9,621)             (9,902)             (9,171)
Equity in (losses) of investees . . . . . . . . . . . . .               (20)             (1,083)                (90)
Gain on sale of partnership interests . . . . . . . . . .               -                   -                 2,514
Gains on sale of real estate  . . . . . . . . . . . . . .             1,579               5,822               2,153
                                                                   --------            --------             -------

(Loss) before extraordinary gain  . . . . . . . . . . . .            (8,062)             (5,163)             (4,594)
Extraordinary gain  . . . . . . . . . . . . . . . . . . .               256               1,437               1,189
                                                                   --------            --------             -------
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . .          $ (7,806)           $ (3,726)            $(3,405)
                                                                   ========            ========             =======

Earnings per share
(Loss) before extraordinary gain  . . . . . . . . . . . .          $  (2.02)           $  (1.29)            $ (1.15)
Extraordinary gain  . . . . . . . . . . . . . . . . . . .               .06                 .36                 .30
                                                                   --------            --------             -------
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . .          $  (1.96)           $   (.93)            $  (.85)
                                                                   ========            ========             =======


Weighted average Common shares used
 in computing earnings per share  . . . . . . . . . . . .         3,994,687           4,012,275           4,012,275
                                                                  =========           =========           =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                          Accumulated
                                                                                         Distributions
                                                    Common Stock                          in Excess of
                                               --------------------       Paid-in         Accumulated        Stockholders'
                                                 Shares      Amount       Capital           Earnings             Equity
                                               ---------     ------       -------        -------------       -------------
                                                                        (dollars in thousands)
Balance, January 1, 1994  . . . . . . . .      4,012,275      $  40      $219,036          $ (122,494)          $ 96,582
Net (loss)  . . . . . . . . . . . . . . .              -          -             -              (3,405)            (3,405)
                                               ---------      -----      --------          ----------           --------
Balance, December 31, 1994  . . . . . . .      4,012,275         40       219,036            (125,899)            93,177

Dividends paid ($.07 per share) . . . . .              -          -             -                (267)              (267)
Net (loss)  . . . . . . . . . . . . . . .              -          -             -              (3,726)            (3,726)
                                               ---------      -----      --------          ----------           --------
Balance, December 31, 1995  . . . . . . .      4,012,275         40       219,036            (129,892)            89,184

Repurchase of Common Stock  . . . . . . .        (85,830)        (1)         (903)                  -               (904)

Dividends paid.($.28 per share) . . . . .              -          -             -              (1,115)            (1,115)
Net (loss)  . . . . . . . . . . . . . . .              -          -                            (7,806)            (7,806)
                                               ---------      -----      --------          ----------           --------
Balance, December 31, 1996  . . . . . . .      3,926,445      $  39      $218,133          $ (138,813)          $ 79,359
                                               =========      =====      ========          ==========           ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                               -----------------------------------------------------
                                                                  1996                   1995                 1994
                                                               ----------              --------             --------
                                                                              (dollars in thousands)
Cash Flows from Operating Activities
    Rents collected   . . . . . . . . . . . . . . . . . .      $   43,396              $ 46,511             $ 36,336
    Interest collected  . . . . . . . . . . . . . . . . .           1,232                 1,256                1,464
    Interest paid   . . . . . . . . . . . . . . . . . . .         (14,167)              (14,676)              (9,054)
    Payments for property operations
         (including $1,879 in 1996, $2,928 in
         1995 and $1,280 in 1994 to affiliates)   . . . .         (30,845)              (31,171)             (27,773)
    Advisory fee paid to affiliate  . . . . . . . . . . .          (1,784)               (1,770)              (1,733)
    General and administrative expenses paid
         (including $1,047 in 1996, $877 in 1995
         and $706 in 1994 to affiliates)  . . . . . . . .          (2,785)               (1,216)              (2,373)
    Distributions from operating cash flow of
         equity investees   . . . . . . . . . . . . . . .             649                   666                  811
    Litigation settlement   . . . . . . . . . . . . . . .           1,500                   500                    -
    Other       . . . . . . . . . . . . . . . . . . . . .          (1,373)                  834                2,261
                                                               ----------              --------             --------

         Net cash provided by (used in) operating
               activities . . . . . . . . . . . . . . . .          (4,177)                  934                  (61)

Cash Flows from Investing Activities
    Collections on notes receivable   . . . . . . . . . .             907                 2,851                1,850
    Real estate improvements  . . . . . . . . . . . . . .          (3,406)               (8,024)              (5,354)
    Proceeds from sale of real estate   . . . . . . . . .           5,973                 7,749                3,285
    Proceeds from sale of partnership interests . . . . .               -                     -                2,076
    Acquisitions of real estate   . . . . . . . . . . . .          (6,963)               (1,059)              (9,790)
    Acquisition of partnership interests  . . . . . . . .               -                   (50)                   -
    Contributions to equity investees   . . . . . . . . .            (161)                 (443)                (947)
                                                               ----------              --------             --------

         Net cash provided by (used in) investing
             activities   . . . . . . . . . . . . . . . .          (3,650)                1,024               (8,880)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          For the Years Ended December 31,
                                                               -----------------------------------------------------
                                                                  1996                   1995                 1994
                                                               ---------               --------             --------
                                                                              (dollars in thousands)
Cash Flows from Financing Activities
    Distributions from financing cash flow of
         equity investees   . . . . . . . . . . . . . . .      $       -              $    853             $      -
    Payments on notes payable   . . . . . . . . . . . . .         (2,768)               (4,770)              (2,165)
    Payoffs of notes payable  . . . . . . . . . . . . . .         (8,828)              (13,739)              (9,545)
    Proceeds from notes payable   . . . . . . . . . . . .        (13,550)               26,072               16,102
    Dividends paid  . . . . . . . . . . . . . . . . . . .         (1,115)                 (267)                 -
    Shares of Common Stock repurchased  . . . . . . . . .           (904)                  -                    -
    Debt issue costs                                                (818)               (1,050)                (790)
                                                               ---------               -------              -------
         Net cash provided by (used in)
               financing activities . . . . . . . . . . .           (833)                7,099                3,602
                                                               ---------               -------              -------

Net increase (decrease) in cash and cash
    equivalents   . . . . . . . . . . . . . . . . . . . .         (8,660)                9,057               (5,339)

Cash and cash equivalents, beginning of year  . . . . . .          9,620                   563                5,902
                                                               ---------               -------              -------

Cash and cash equivalents, end of year  . . . . . . . . .      $     960               $ 9,620              $   563
                                                               =========               =======              =======
Reconciliation of net (loss) to net cash
    provided by (used in) operating activities
    Net (loss)  . . . . . . . . . . . . . . . . . . . . .      $  (7,806)              $(3,726)             $(3,405)
    Adjustments to reconcile net (loss) to net
         cash provided by (used in) operating
         activities
         Depreciation and amortization  . . . . . . . . .          8,857                 9,180                6,343
         Provision for losses . . . . . . . . . . . . . .          1,579                   -                    -
         Extraordinary gain . . . . . . . . . . . . . . .           (256)               (1,437)              (1,189)
         Equity in losses of equity investees . . . . . .             20                 1,083                   90
         Gain on sale of partnership interests  . . . . .            -                     -                 (2,514)
         Gain on sale of real estate  . . . . . . . . . .         (1,579)               (5,822)              (2,153)
         Distributions from operating cash flow
              of equity investees . . . . . . . . . . . .            649                   666                  811
         (Increase) decrease in interest
              receivable  . . . . . . . . . . . . . . . .             (5)                   (4)                 213
         Decrease in other assets . . . . . . . . . . . .          1,139                   897                1,830
         Increase in interest payable . . . . . . . . . .            200                   635                  881
         (Decrease) in other liabilities  . . . . . . . .         (6,975)                 (538)                (968)
                                                               ---------               -------              -------

    Net cash provided by (used in) operating
         activities   . . . . . . . . . . . . . . . . . .      $  (4,177)              $   934              $   (61)
                                                               =========               =======              =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                         For the Years Ended December 31,
                                                               --------------------------------------------------
                                                                  1996                   1995               1994
                                                               ---------               -------             ------
                                                                              (dollars in thousands)
Schedule of noncash investing and financing activities
    Carrying value of real estate acquired
         through foreclosure in satisfaction of
         notes receivable (with carrying value
         of $696)   . . . . . . . . . . . . . . . . . . .      $     691               $   -                $   -

Notes payable from acquisition of real
    estate      . . . . . . . . . . . . . . . . . . . . .            -                     -                 30,936

Real estate obtained in satisfaction of a note receivable with no carrying value

    Carrying value of real estate received  . . . . . . .            -                   2,519                  -

    Carrying value of debt assumed  . . . . . . . . . . .            -                   2,675                  -

Acquisition of remaining general partner interests in three partnerships

    Carrying value of assets received   . . . . . . . . .            -                  22,807                  -

    Carrying value of liabilities assumed   . . . . . . .            -                  21,481                  -

Notes receivable from sales of real estate  . . . . . . .            -                     -                  6,837

Transfer of limited partner interest to partnership's
    lender in settlement of litigation  . . . . . . . . .            -                     -                  1,189


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

Certain balances for 1995 and 1994 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the three for two forward stock split effected February 15, 1996.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Company business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983 and commenced operations on January 31, 1984. The Company invests in real estate through direct equity ownership and investments in real estate entities. It also has invested in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

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

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

extent that the Company's investment in the note exceeds the Company's estimate of net realizable value of the collateral securing such note, or fair value of the collateral if foreclosure is probable.

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 3 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not to be depreciated.

Present value discounts. The Company provides for present value discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

Investment in noncontrolled partnerships and equity investees. The Company uses the equity method to account for investments in partner-

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ships which it does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI"). Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and additional advances and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

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

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per share. Loss per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year adjusted for the three for two forward stock split effected February 15, 1996.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                           1996                               1995
                                                -----------------------------       ----------------------------
                                                 Estimated                          Estimated
                                                   Fair                Book            Fair              Book
                                                   Value              Value            Value             Value
                                                ----------          ---------       ----------         ---------
Notes receivable
     Performing   . . . . . . . . . . . . . .     $ 12,409          $   9,544        $  13,425         $  10,611
     Nonperforming, nonaccruing   . . . . . .        1,400                457            2,159             1,139
                                                  --------          ---------        ---------         ---------
                                                  $ 13,809             10,001        $  15,584            11,750
                                                  ========                           =========

     Interest receivable  . . . . . . . . . .                              47                                 84
     Unamortized (discounts)  . . . . . . . .                            (516)                              (768)
                                                                    ---------                            --------
                                                                    $   9,532                            $ 11,066
                                                                    =========                            ========

The Company recognizes interest income on nonperforming notes receivable on a cash basis only. For the years 1996, 1995 and 1994, unrecognized interest income on nonperforming notes receivable aggregated $424,000, $231,000 and $256,000, respectively.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2. NOTES AND INTEREST RECEIVABLE (Continued)

Notes receivable at December 31, 1996, mature from 1997 through 2016 with interest rates ranging from 3.9% to 12.5%, with a weighted average rate of 12.23%. Discounts are based on imputed interest rates of 10.0%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $479,000 are due in 1997.

In March 1996, the Company accepted a discounted payoff of $825,000 in settlement of a mortgage note receivable with a principal balance of $875,000. The Company recorded no loss on the note settlement in excess of the reserve previously established.

In 1993 in conjunction with the sale of a foreclosed single family residence in Scottsdale, Arizona, the Company provided purchase money financing of $725,000 with a maturity date of August 1996. In January 1996, the borrower ceased making payments and in June 1996, filed for bankruptcy protection. In September 1996, the Company reacquired the property through trustee sale. The fair market value of the residence less estimated costs of sale, exceeded the note's principal balance and accrued interest of $691,000 at the date the property was reacquired. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

In December 1996, the Company repurchased three residential lots in Moss Creek, in Greensboro, North Carolina for $44,000 in cash and cancellation of the mortgage each property secured. The buyer was unable to obtain the necessary building permits for the lots in the time required by his purchase contract. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of the land in sixteen developed residential and commercial subdivisions secured by a first lien on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million in cash; (ii) the Company's release of all land securing the note; (iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bore interest at 9.0% and matured in January 1996 and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower has the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million on September 12, 1995, it recognized $1.6 million of the gain previously deferred. The $1.4 million note was not paid at maturity. The Company is negotiating with the borrower in an effort to correct the default and has also instituted foreclosure proceedings. The Company does not expect to incur a loss on the note as the fair value of the property exceeds the nominal carrying value of the note.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

In January 1995, the Company received $11,000 in settlement of a note receivable with a principal balance of $20,000. In April, May and October 1995, four mortgage notes receivable, secured by developed residential lots in Moss Creek, in Greensboro, North Carolina, in the total amount of $43,000 were paid in full. Also in April 1995, a mortgage note receivable secured by an office building with a principal balance of $100,000 was paid in full.

In June 1995, the Company obtained the Gladstell Forest Apartments, a 136 unit apartment complex in Conroe, Texas, through foreclosure of a note receivable which the Company had received in December 1991 in satisfaction of a debtor's guarantee of another obligation to the Company. The Company had assigned no value to the note receivable. In conjunction with the foreclosure, the Company refinanced the property's $2.7 million mortgage for a like amount with the Company receiving no net refinancing proceeds.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In January 1996, the Company purchased a 4.7 acre parcel of partially developed land in Las Colinas, Texas, for $941,000 in cash. The parcel, within the Las Colinas Urban Center, is adjacent to developed office buildings.

Also in January 1996, the Company sold the Cheyenne Mountain land, a 7 acre parcel of foreclosed undeveloped land held for sale in Colorado Springs, Colorado for $330,000 in cash. The Company recognized a gain of $218,000 on the sale.

In March 1996, the Company sold the Park Forest Apartments, a 44 unit foreclosed held for sale apartment complex in Dearborn Heights, Michigan, for $4.7 million. The Company received net cash of $1.6 million after paying off the existing mortgage debt of $2.9 million and the payment of various closing costs associated with the sale. The Company recognized a gain of $1.4 million on the sale.

In July 1996, the Company entered into a contract to sell the Latham Square, a 106,067 square foot office building in Oakland, California for $2.2 million in cash. The agreed sales price was $1.4 million less than the property's carrying value. Accordingly, at June 30, 1996, the Company recognized a provision for loss of $1.6 million to reduce the property's carrying value to its sales price less estimated costs of sale. In July 1996, the Company completed the sale, receiving net cash of $2.0 million after the payment of various closing costs associated with the sale. The Company incurred a loss on the sale of $64,000 in excess of the amount which had been previously provided.

In August 1996, the Company sold a 177 acre tract of the Moss Creek land, a 257 acre parcel of foreclosed land held for sale in Greensboro,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3. REAL ESTATE AND DEPRECIATION (Continued)

North Carolina, for $750,000 in cash. The Company received net cash of $690,000 after paying various closing costs associated with the sale. The Company recognized a gain of $56,000 on the sale.

Also in August 1996, in a single transaction, the Company purchased the Arbor Point Apartments, a 195 unit apartment complex in Odessa, Texas, the Coventry Apartments, a 120 unit apartment complex in Midland, Texas, the Southgate Apartments, a 180 unit apartment complex in Odessa, Texas, and the Westwood Apartments, a 79 unit apartment complex in Odessa, Texas, for a total of $4.1 million in cash.

In September 1996, the Company obtained through trustee sale a single family residence that secured one of the Company's mortgage notes receivable, as more fully discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE."

In September 1996, the Company sold the Byron land, a 522 acre parcel of foreclosed land held for sale in Greensboro, North Carolina, for $1.6 million in cash. The Company recognized a loss of $63,000 on the sale.

In November 1996, the Company purchased the Carseka Apartments, a 54 unit apartment complex in Los Angeles, California, for $2.2 million in cash.

In December 1996, the Company repurchased three residential lots in Moss Creek, in Greensboro, North Carolina, for $44,000 in cash, as more fully discussed in
NOTE 2. "NOTES AND INTEREST RECEIVABLE."

During 1995, the Company purchased (i) the remaining general partner interest in the partnership which owns the Shadow Run Apartments for $50,000 in cash,
(ii) a 48.18% interest in 8,153 square feet of land in proximity to the Company's Republic Towers Office Building ("Republic Towers") in Dallas, Texas for $166,000 in cash, and (iii) a .9976 acre parking lot also in proximity to Republic Towers for $1.1 million in cash. Also in 1995, the Company sold an apartment complex in Norcross, Georgia, for $12.1 million, an office building in Dallas, Texas for $4.8 million, and a shopping center in Tulsa, Oklahoma for $418,000. The Company received net cash of $8.3 million from the sales after the payoff of $9.0 million in mortgage debt. The Company recognized a gain of $4.2 million on such sales.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                               1996                1995              1994
                                                             -------             --------          --------
    Balance January 1, ..............................         $1,049              $  960             $ 5,504
        Amounts charged off .........................           (123)                (12)             (4,544)
        Recoveries  .................................              -                 101                   -
                                                              ------              ------              ------
    Balance December 31, ............................         $  926              $1,049              $  960
                                                              ======              ======              ======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.   ALLOWANCE FOR ESTIMATED LOSSES (Continued)

The 1996 provision for losses in the accompanying Consolidated Statements of Operations is the June 1996 write down of the Latham Square Office Building to its agreed sales price less estimated cost of sale. The sale of the property was completed in July 1996. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

NOTE 5.   INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company's investments in equity method real estate entities consist of the following:

                                                            1996                1995
                                                          --------            --------
     Income Opportunity Realty Investors, Inc.
         ("IORI")   . . . . . . . . . . . . . . . .       $    291             $    511
     Tri-City Limited Partnership ("Tri-City")  . .          5,123                5,409
     Nakash Income Associates ("NIA")   . . . . . .           (954)                (969)
     Other  . . . . . . . . . . . . . . . . . . . .            118                  135
                                                          --------             --------
                                                          $  4,578             $  5,086
                                                          ========             ========

The Company owns an approximate 22.5% interest in IORI, a publicly held Real Estate Investment Trust ("REIT"), with a market value of $3.9 million at December 31, 1996. IORI owns five apartments (three in Texas and one each in California and Wisconsin) and four office buildings (three in California and one in Florida).

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

The Company owns 60% general partner interest and IORI owns a 40% general partner interest in NIA. The NIA partnership agreement requires the consent of both the Company and IORI for any material changes in the operations of NIA. The Company, as a noncontrolling partner, accounts for its investment in NIA on the equity method. NIA owned two wraparound mortgage notes receivable, one of which was secured by a shopping center in Onandaga, New York. In July 1995, the owner of the shopping center informed NIA that it had determined that further investment in the shopping center was not justified, and further that it had offered to deed the property back to the first lienholder in lieu of foreclosure making the wraparound note receivable held by NIA uncollectible. NIA recorded a provision for loss of $1.5 million to write down its wraparound note receivable to the balance of the mortgage. The Company's equity share of the loss was $901,000. The property was returned to the lender in 1996. In September 1995, the Company received notice from NIA that the other of its wraparound notes receivable had been modified in conjunction with the modification of the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES  (Continued)

underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's share is $127,000. This note remained outstanding at December 31, 1996.

Set forth below are summary financial data for the real estate entities accounted for using the equity method:

                                                              1996                 1995
                                                           ----------          ------------
Real estate, net of accumulated
    depreciation ($11,467 in 1996
    and $9,781 in 1995). . . . . . . . . . . . . . . .    $    65,481           $  53,003
Notes receivable . . . . . . . . . . . . . . . . . . .          2,883               4,597
Other assets . . . . . . . . . . . . . . . . . . . . .          8,757               7,399
Notes payable. . . . . . . . . . . . . . . . . . . . .        (43,807)            (29,472)
Other liabilities. . . . . . . . . . . . . . . . . . .         (2,983)             (2,947)
                                                          -----------           ---------
Partners' capital. . . . . . . . . . . . . . . . . . .    $    30,331           $  32,580
                                                          ===========           ==========


                                                             1996                  1995              1994
                                                          ----------            ----------        ----------
Rents and interest income. . . . . . . . . . . . . . .    $   12,319           $   10,862        $   15,362
Depreciation . . . . . . . . . . . . . . . . . . . . .        (1,685)              (1,748)           (2,118)
Operating expenses . . . . . . . . . . . . . . . . . .        (7,927)              (7,092)           (8,998)
Interest expense   . . . . . . . . . . . . . . . . . .        (3,086)              (2,677)           (4,477)
Provision for losses   . . . . . . . . . . . . . . . .            -                (1,714)               -
                                                          ----------           ----------         ---------
Net (loss).                                               $     (379)          $   (2,369)        $    (231)
                                                          ==========           ==========         =========

The Company's equity share of the above net losses for 1996, 1995 and 1994 was $2,000, $1.1 million and $46,000, respectively, before amortization of property acquisition costs discussed below. The Company's share of the above equity investee capital was $10.0 million in 1996 and $10.5 million in 1995.

The excess of the Company's investment over its respective share of the equity in the underlying net assets of equity investees relates primarily to unamortized property acquisition costs of $116,000 in 1996, $119,000 in 1995 and $715,000 in 1994. These amounts are being amortized over the estimated useful lives of the properties.

NOTE 6.   NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                        1996                                   1995
                                           ------------------------------         ----------------------------
                                            Estimated                              Estimated
                                              Fair                Book               Fair              Book
                                              Value               Value              Value             Value
                                           ----------           ---------         ----------         ---------
 Notes payable . . . . . . . . . . . .     $  155,035           $ 157,309         $ 160,701          $ 158,679
                                           ==========                             =========
 Interest payable  . . . . . . . . . .                              1,383                                1,210
                                                                ---------                            ---------
                                                                $ 158,692                            $ 159,889
                                                                =========                            =========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   NOTES AND INTEREST PAYABLE  (Continued)

Scheduled principal payments are due as follows:

     1997   . . . . . . . . . . . . . . . . . . . . . . .      $  19,581
     1998   . . . . . . . . . . . . . . . . . . . . . . .          7,686
     1999   . . . . . . . . . . . . . . . . . . . . . . .         24,301
     2000   . . . . . . . . . . . . . . . . . . . . . . .          9,554
     2001   . . . . . . . . . . . . . . . . . . . . . . .          8,216
     Thereafter   . . . . . . . . . . . . . . . . . . . .         87,971
                                                                  ------
                                                               $ 157,309
                                                               =========

Mortgage notes payable at December 31, 1996 bear interest at rates ranging from 7.88% to 12.0% per annum, and mature between 1997 and 2024. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $203.7 million.

In May 1996, the Company refinanced the mortgage debt secured by Parkway Centre Shopping Center in Dallas, Texas in the amount of $1.8 million. The Company received net cash of $771,000 after the payoff of $735,000 in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.5625% per annum, requires monthly payments of principal and interest of $16,024 and matures in June 2006.

In July 1996, the Company refinanced the matured mortgage debt secured by the Westgate of Laurel Apartments in Laurel, Maryland in the amount of $7.7 million. The Company received net cash of $126,000 after the payoff of $7.2 million in existing mortgage debt and the payment of various closing costs and escrows associated with the refinancing. The new mortgage bears interest at 9.1875% per annum, requires monthly payments of principal and interest of $63,202 and matures in August 2006.

In August 1996, the Company modified and extended the matured mortgage debt secured by the Northtown Mall Shopping Center in Dallas, Texas. In conjunction with the modification, the Company paid $450,000 in principal paydowns to extend the loan's maturity date to March 31, 1997.

In September 1996, as provided in the original mortgage, the Company increased the mortgage principal balance on the Plaza Towers Office Building in St. Petersburg, Florida by $2.0 million. The Company received net cash of $1.9 million after paying various costs associated with the additional borrowing. The additional $2.0 million borrowing bears interest at a variable rate, currently 9.22% per annum, requires monthly payments of principal and interest of $18,741 and matures in May 2000.

In November 1996, the Company obtained mortgage financing in the amount of $2.0 million, on four previously unencumbered apartment complexes in Midland and Odessa, Texas. These apartments were purchased in a single

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  NOTES AND INTEREST PAYABLE  (Continued)

transaction in August 1996. See NOTE 3. "REAL ESTATE AND DEPRECIATION." The Company received net cash of $1.7 million after paying various closing costs associated with the financing. The mortgage bears interest at a variable rate, currently at 8.5% per annum, requires monthly payments of principal and interest of $16,105 and matures in December 2001. The note agreement allows for an additional advances of up to $2.6 million.

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

NOTE 7.  DIVIDENDS

In November 1995, the Company's Board of Directors approved the Company's resumption of the payment of regular quarterly dividends.

In 1996, the Company declared and paid dividends of $.28 per share, or a total of $1.1 million. In 1995, the Company declared and paid dividends of $.07 per share or a total of $267,000.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1996 and 1995 represented a return of capital.

NOTE 8.    RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of office buildings, industrial warehouses and shopping centers. The leases thereon expire at various dates through 2008. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 1996:

     1997   . . . . . . . . . . . . . . . . .     $ 20,889
     1998   . . . . . . . . . . . . . . . . .       17,959
     1999   . . . . . . . . . . . . . . . . .       14,215
     2000   . . . . . . . . . . . . . . . . .       10,528
     2001   . . . . . . . . . . . . . . . . .        7,449
     Thereafter   . . . . . . . . . . . . . .       22,673
                                                  --------
                                                  $ 93,713
                                                  ========

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

At the Company's annual meeting of stockholders held on May 31, 1996, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of the Company's stockholders but do require the approval of the Company's Board of Directors.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Company's Board of Directors a budget and business plan for the Company containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and acquisitions, lending, foreclosure and borrowing activity and other investments. The Advisor is required to report quarterly to the Company's Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments by the Company shall require prior approval by the Company's Board of Directors unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Company's Board of Directors. The Advisory Agreement also requires prior approval of the Company's Board of Directors for the retention of all consultants and third party professionals, other than legal counsel.

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

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Company. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Company or refinancing on Company properties and BCM is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

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

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $87,000 and $246,000 of the annual advisory fee for 1996 and 1995, respectively. The operating expenses of the Company did not exceed such limitation in 1994.

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

NOTE 10. PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Company for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 28 of the Company's commercial properties, its hotel and the commercial properties owned by Tri-City in which the Company and IORI are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11. REAL ESTATE BROKERAGE

Carmel Realty provides brokerage services to the Company on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property acquisitions and sales in accordance with a sliding scale of total fees to be paid by the Company.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates:

                                                            1996             1995               1994
                                                          ---------        ---------          ---------
Fees
     Advisory   . . . . . . . . . . . . . . . . . .       $ 1,784             $ 1,770              $  1,708
     Property acquisition   . . . . . . . . . . . .           339                  56                   397
     Real estate brokerage  . . . . . . . . . . . .           283                 301                 1,687
     Mortgage brokerage and equity
         refinancing  . . . . . . . . . . . . . . .           136                 104                   163
     Property and construction
         management and leasing
         commissions*   . . . . . . . . . . . . . .         1,879               2,928                 1,280
                                                          -------             -------              --------
                                                          $ 4,421             $ 5,159              $  5,235
                                                          =======             =======              ========

Cost reimbursements                                       $ 1,047             $   877              $    706
                                                          =======             =======              ========

____________________________

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.  INCOME TAXES

For the years 1996, 1995 and 1994, the Company has elected and qualified to be treated as a REIT, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Code, is distributed.  See NOTE 7. "DIVIDENDS."

The Company had a loss for federal income tax purposes in 1996, 1995 and 1994; therefore, the Company recorded no provision for income taxes.

The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1996, the Company's tax basis in its net assets exceeded its basis for financial statement purposes by $10.5 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1996, the Company had tax net operating loss carryforwards of $51.6 million expiring through the year 2011.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.  INCOME TAXES

As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 14.  EXTRAORDINARY GAIN

In 1996, the Company recognized an extraordinary gain of $256,000 on the principal reductions of the mortgage debt, granted for capital improvements made to the Dunes Plaza Shopping Center.

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

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the Court on July 1, 1994 and final Court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Company's advisor, Gene E. Phillips and William S. Friedman, who served as President and Director of the Company until February 24, 1994, President of BCM until May 1,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to CMET, IORI, NIRT and the Company, of which the Company's share was $150,000.

Under the Modification, the Company, CMET, IORI and NIRT and their stockholders released the defendants from any claims relating to the plaintiffs' allegations. The Company, CMET, IORI and NIRT also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Company held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all then current members of the Company's Board of Directors that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Company's Board of Directors appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

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

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

The Modification also terminated a number of the provisions under the settlement, including the requirement that the Company, CMET, IORI and NIRT maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The Court retained jurisdiction to enforce the Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. As of March 20, 1997, the Court had taken no action on the Amendment.

The Amendment provides for the addition of three new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Company owned by Mr. Phillips or any of his affiliates shall be voted at all stockholders' meetings held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation settlement. In October 1996 and June 1995, the Company received $1.5 million and $500,000, respectively, from the defendants in a lawsuit brought by the Company against the former owners of an office building in New Jersey and their agents. The Company made a loan secured by the building in 1987 and filed a foreclosure action which was subsequently amended in 1990, to include claims of negligent misrepresentation against the borrowers, their legal counsel, architect and engineers.

NOTE 16.  QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1996 and 1995:

                                                                       Three Months Ended
                                               -----------------------------------------------------------------------
 1996                                          March 31,             June 30,        September 30,        December 31,
------                                         ---------             ---------       -------------        ------------
Income  . . . . . . . . . . . . . . . .         $ 11,570             $  11,341           $ 11,776           $   12,191
Expenses  . . . . . . . . . . . . . . .           14,296                15,296             14,055               12,852
                                                --------             ---------           --------           ----------

(Loss) from operations  . . . . . . . .           (2,726)               (3,955)            (2,279)                (661)

Equity in income (losses) of
     investees  . . . . . . . . . . . .              (45)                   (1)               (56)                  82
Gain on sale of partnership
     interests  . . . . . . . . . . . .               -                     -                  -                    -
Gain of sale of real estate . . . . . .            1,650                    -                 (71)                  -
Extraordinary gain  . . . . . . . . . .               48                    -                 208                   -
                                                --------             ---------           --------           ----------
Net income (loss) . . . . . . . . . . .         $ (1,073)            $  (3,956)          $ (2,198)          $     (579)
                                                ========             =========           ========           ==========

Earnings Per Share
Income (loss) before
     extraordinary gain   . . . . . . .         $   (.28)             $   (.99)          $   (.60)          $     (.15)
Extraordinary gain  . . . . . . . . . .              .01                   .-                 .05                  .-
                                                --------              --------           --------           ----------
Net income (loss) . . . . . . . . . . .         $   (.27)             $   (.99)          $   (.55)          $     (.15)
                                                ========              ========           ========           ==========

In the first and third quarters of 1996, extraordinary gains totaling $256,000 were recognized due to mortgage principal reductions granted for specified capital improvements at the Dunes Plaza Shopping Center. In the fourth quarter of 1996, the Company received a $1.5 million litigation settlement.

In the first quarter of 1996, gains on sale of real estate of $218,000 and $1.4 million were recognized on the sale of Cheyenne Mountain Land and the Park Forest Apartments, respectively. In the third quarter of 1996, a gain of $56,000 was recognized on the sale of a 177 acre parcel of the Moss Creek land, a loss of $63,000 was recognized on the sale of the Byron Land and a loss of $64,000 was recognized on the sale of the Latham Square Office Building, a provision for loss of $1.6 million relating to such sale having been recognized in the second quarter of 1996.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.    QUARTERLY RESULTS OF OPERATIONS (Continued)

                                                                       Three Months Ended
                                               ----------------------------------------------------------------------
 1995                                          March 31,            June 30,         September 30,        December 31,
------                                         ---------            ---------        -------------        ------------
Income  . . . . . . . . . . . . . . . .        $ 11,585             $  11,133           $ 12,192           $   13,362
Expenses  . . . . . . . . . . . . . . .          13,900                13,292             14,998               15,984
                                               ---------            ---------           --------           ----------

(Loss) from operations  . . . . . . . .          (2,315)               (2,159)            (2,806)              (2,622)
Equity in income (losses) of
     investees  . . . . . . . . . . . .              71                (1,070)              (153)                  69
Gain of sale of real estate . . . . . .               -                     -              1,636                4,186
Extraordinary gain. . . . . . . . . . .           1,293                    48                  -                   96
                                               ---------            ---------           --------           ----------

Net income (loss) . . . . . . . . . . .        $   (951)            $  (3,181)          $ (1,323)          $    1,729
                                               ========             =========           ========           ==========

Earnings Per Share
Income (loss) before
     extraordinary gain   . . . . . . .        $   (.56)            $    (.80)          $   (.33)          $       .41
Extraordinary gain  . . . . . . . . . .             .32                   .01                  -                   .02
                                               ---------            ----------          ---------          -----------

Net income (loss) . . . . . . . . . . .        $   (.24)            $    (.79)          $   (.33)          $       .43
                                               ========             =========           =========          ===========

In the first quarter of 1995, an extraordinary gain of $1.3 million was recognized on the payoff of the mortgage debt secured by the Fountain Village Apartments. In the second and fourth quarters of 1995, extraordinary gains totaling $144,000 were recognized on the modification of the mortgage debt secured by the Dunes Plaza Shopping Center. In the third quarter of 1995, a gain on sale of real estate of $1.6 million was recognized on the paydown of the mortgage note receivable secured by land in Maumelle, Arkansas, such gain having been previously deferred. In the fourth quarter of 1995, a gain on sale of real estate of $4.1 million was recognized on the sale of the Summerchase Apartments and a gain on sale of real estate of $76,000 was recognized on the sale of the Heritage Square Center.

NOTE 17.     SUBSEQUENT EVENTS

In January 1997, the Company received a final insurance settlement totaling $10.0 million from 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas.

In January 1997, the Company refinanced the mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California, in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and to pay various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly principal and interest of $53,996 and matures in January 2004.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17.     SUBSEQUENT EVENTS  (Continued)

Also in January 1997, the Company refinanced the mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million. The Company received no net cash. The refinancing proceeds being used to payoff $5.9 million in existing mortgage debt, fund a tax escrow and pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $46,035 and matures in February 2007.

At December 31, 1996, the Fiesta Mart, a 29,000 square foot shopping center in San Angelo, Texas, was under contract for sale. In February 1997, the Company completed the sale for $544,000 in cash. The Company received net cash of $403,000 after the payoff of $90,000 in existing mortgage debt and various closing costs associated with the sale. The Company incurred no gain or loss on the sale.

In February 1997, the Company also completed the sale of a .9976 acre parcel of land, in Dallas, Texas, under contract for sale at December 31, 1996 for $2.7 million. The Company received net cash of $2.6 million after paying various closing costs associated with the sale. The Company will recognize a gain of approximately $1.4 million on the sale.

Also in February 1997, the Company refinanced the mortgage debt secured by the Spa Cove Apartments in Annapolis, Maryland in the amount of $12.2 million. The Company received net cash of $249,000 after the payoff of $11.6 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.015% per annum, requires monthly payments of principal and interest of $89,529 and matures in March 2007.

In March 1997, the Company purchased the Terrace Hills Apartments, a 310 unit apartment complex in El Paso, Texas, for $6.2 million. The Company paid $1.4 million in cash and obtained new mortgage financing of $4.8 million. The mortgage bears interest at 8.07% per annum, requires monthly principal and interest of $35,086 and matures in April 2007.

                                                                    SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                    Cost
                                                            Capitalized Subsequent         Gross Amounts of Which Carried
                                             Initial Cost      to Acquisition                       at End of Year
                                         ------------------ ---------------------         ----------------------------------
                                                Buildings &                                       Buildings &          (1)
Property/Location        Encumbrances    Land  Improvements Improvements    Other         Land    Improvements        Total
-----------------        ------------    ----  ------------ ------------    -----         ----    ------------        -----
PROPERTIES HELD FOR INVESTMENT                                             (dollars in thousands)
APARTMENTS
----------
Arbor Point..............  $   825     $  321    $ 1,285      $  163      $     -       $   321      $ 1,448          $ 1,769
 Odessa, TX
Carseka .................        -        460      1,840          -             -           460        1,840            2,300
 Los Angeles, CA
Coventry ................      305        236        369          11            -           236          380              616
 Midland, TX
Fountain Village.........    8,091      1,518      8,352       1,834       (2,375)(2)     1,162        8,167            9,329
 Tucson, AZ
Gladstell Forest ........    2,626        504      2,015          37            -           504        2,052            2,556
 Conroe, TX
Harper's Ferry...........    1,821        349      1,398         160            -           349        1,558            1,907
 Lafayette, LA
Heritage ................    2,026        148        839          45         (300)(3)        88         644               732
 Tulsa, OK
Monterey Bay ............    3,938        716      4,059         342            -           716        4,401            5,117
 St. Petersburg, FL
Shadow Run ..............    7,127      1,503      8,229         134            -         1,503        8,363            9,866
 Pinellas Park, FL
South Cochran ...........      930        540      2,162          -             -           540        2,162            2,702
 Los Angeles, CA
Southgate ...............      828        335      1,338           84           -           335        1,422            1,757
 Odessa, TX
Spa Cove ................   11,506      2,254     10,297        3,871         682(4)      2,336       14,768           17,104
 Annapolis, MD
Summerfield .............    4,749      1,175      4,698           67           -         1,175        4,765            5,940
 Orlando, FL
Summerstone .............    4,887      1,155      4,618           22           -         1,155        4,640            5,795
 Houston, TX
Westgate of Laurel ......    7,709        849      9,391           55           -           849        9,446           10,295
 Laurel, MD
Westwood ................      217         85        341           17           -            85          358              443
 Odessa, TX
Woodland Hills ..........    1,184        228        913          -             -           228          913            1,141
 San Antonio, TX
Woods Edge ..............    5,839      1,015      7,812          -             -         1,015        7,812            8,827
 Rockville, MD

OFFICE BUILDINGS
----------------
74 New Montgomery .......    5,159      2,277      9,105        3,739        (336)(2)     2,210       12,575           14,785
 San Francisco, CA
Chesapeake Ridge ........    5,417      3,663      4,098        1,570           -         3,663        5,668            9,331
 San Diego, CA
Corporate Pointe ........    2,858        830      3,321          307           -           830        3,628            4,458
 Chantilly, VA
Forum ...................    5,603      1,360      5,439          408           -         1,360        5,847            7,207
 Richmond, VA
Hartford ................    2,255        630      2,520          196           -           630        2,716            3,346
 Dallas, TX
Institute Place Lofts....    6,058        665      7,057          49            -           665        7,106            7,771

                                                                                   Life on Which
                                                                                    Depreciation
                                                                                     in Latest
                                                          Date                        Statement
                                    Accumulated            of           Date         of Operation
Property/Location                   Depreciation      Construction     Acquired      is Computed
------------------                  ------------      ------------     --------     --------------
PROPERTIES HELD FOR INVESTMENT
APARTMENTS
----------
Arbor Point .....................        $15             1975          8/30/96         5 - 40 years
 Odessa, TX
Carseka .........................          8             1971         11/19/96             40 years
 Los Angeles, CA
Coventry ........................          3             1977         08/30/96         5 - 40 years
 Midland, TX
Fountain Village ................      3,247             1973         01/10/86         5 - 40 years
 Tucson, AZ
Gladstell Forest ................         87             1985         06/30/95             40 years
 Conroe, TX
Harper's Ferry ..................        221             1972         02/25/92             40 years
 Lafayette, LA
Heritage ........................         74             1966         05/14/90             40 years
 Tulsa, OK
Monterey Bay ....................        692             1972         06/28/91         5 - 40 years
 St. Petersburg, FL
Shadow Run ......................      2,725             1985         04/10/95         5 - 40 years
 Pinellas Park, FL
South Cochran ...................        302             1928         05/29/91             40 years
 Los Angeles, CA
Southgate .......................         13             1976         08/30/96         5 - 40 years
 Odessa, TX
Spa Cove ........................      3,888             1965         02/27/87         5 - 40 years
 Annapolis, MD
Summerfield .....................        278             1971         11/02/94             40 years
 Orlando, FL
Summerstone .....................        352             1984         12/17/93             40 years
 Houston, TX
Westgate of Laurel ..............      3,278             1969         01/01/95         5 - 40 years
 Laurel, MD
Westwood ........................          3             1977         08/30/96         5 - 40 years
 Odessa, TX
Woodland Hills ..................        103             1972         05/01/92             40 years
 San Antonio, TX
Woods Edge ......................      3,102             1965         01/01/95             40 years
 Rockville, MD

OFFICE BUILDINGS
----------------
74 New Montgomery ...............      3,138             1914         09/21/90         4 - 40 years
 San Francisco, CA
Chesapeake Ridge ................      2,806             1985         06/30/85         5 - 40 years
 San Diego, CA
Corporate Pointe ................        301             1992         10/28/94         5 - 40 years
 Chantilly, VA
Forum ...........................        797             1987         10/30/92         2 - 40 years
 Richmond, VA
Hartford ........................        167             1980         11/10/94         4 - 40 years
 Dallas, TX
Institute Place Lofts............      3,146             1910         01/01/93         5 - 40 years
Chicago, IL

                                                                    SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                    Cost
                                                            Capitalized Subsequent         Gross Amounts of Which Carried
                                             Initial Cost      to Acquisition                      at End of Year
                                         ------------------ ---------------------         ----------------------------------
                                                Buildings &                                       Buildings &          (1)
Property/Location        Encumbrances    Land  Improvements Improvements    Other         Land    Improvements        Total
-----------------        ------------    ----  ------------ ------------    -----         ----    ------------        -----
PROPERTIES HELD FOR INVESTMENT - Continued                                 (dollars in thousands)


OFFICE BUILDINGS (Continued)
----------------
One Steeplechase ........   $8,276     $1,380    $ 5,520        $2,807    $    72 (4)    $1,380       $ 8,399        $ 9,779
 Sterling, VA
Plaza Towers ............    4,889      1,760     12,617         6,355     (4,379)(2)     1,241        15,112         16,353
 St. Petersburg, FL
Republic Towers .........        -      3,082      5,441         3,771          -         3,082         9,212         12,294
 Dallas, TX
Town & Country ..........        -        108        432           364          -           108           796            904
 Houston, TX
Venture Center ..........    1,145        411      2,746           113          -           411         2,859          3,270
 Atlanta, GA
Waterstreet .............    8,278      2,605     10,420           887          -         2,605        11,307         13,912
 Boulder, CO

INDUSTRIAL WAREHOUSES
---------------------
Corporate Center ........    4,691      1,259      5,038         1,025          -         1,259         6,063          7,322
 Ashburn, VA
Denton Drive  ...........      383        414        527            -           -           414           527            941
 Dallas, TX
Parke Long  .............    7,883      1,838      7,361           334          -         1,838         7,695          9,533
 Chantilly, VA
Technology Trading ......    4,275      1,199      4,796            76          -         1,199         4,872          6,071
 Sterling, VA
Texstar  ................    1,150        333      1,331            -           -           333         1,331          1,664
 Arlington, TX
Tricon   ................    5,100      2,761      6,442           603          -         2,761         7,045          9,806
 Atlanta, GA

SHOPPING CENTERS
----------------
Dunes Plaza  ............    4,116      1,230      5,430         1,172        (82)(5)     1,343         6,407          7,750
 Michigan City, IN
Northtown  ..............    2,798      1,786      7,143         1,354          -         1,786         8,497         10,283
 Dallas, TX
Parkway Center ..........    1,816        273      1,876           354          -           273         2,230          2,503
 Dallas, TX
President's Square ......    1,200        483      1,182           244          -           483         1,426          1,909
 San Antonio, TX
Sadler Square ...........    2,457        679      2,715            -           -           679         2,715          3,394
 Amelia Island, FL
Shaw Plaza  .............    2,606      1,066      4,262         1,024       (109)(6)     1,081         5,162          6,243
 Sharon, MA
Sheboygan ...............      940        242      1,371            17          -           242         1,388          1,630
 Sheboygan, WI



                                                                                    Life on Which
                                                                                    Depreciation
                                                                                      in Latest
                                                          Date                        Statement
                                    Accumulated            of           Date         of Operation
Property/Location                   Depreciation      Construction     Acquired      is Computed
------------------                  ------------      ------------     --------     --------------
PROPERTIES HELD FOR INVESTMENT - Continued
OFFICE BUILDINGS (Continued)
----------------
One Steeplechase ..................    $1,523             1987         12/22/92     5 - 40 years
 Sterling, VA
Plaza Towers  .....................     7,762             1979         11/14/85     3 - 40 years
 St. Petersburg, FL
Republic Towers ...................     1,879             1954         11/27/92     2 - 40 years
 Dallas, TX
Town & Country ....................       302             1982         05/01/92     3 - 40 years
 Houston, TX
Venture Center ....................       594             1981         07/04/89     5 - 40 years
 Atlanta, GA
Waterstreet .......................     1,922             1988         09/30/91     3 - 40 years
 Boulder, CO

INDUSTRIAL WAREHOUSES
---------------------
Corporate Center...................       499             1989         04/28/94     3 - 40 years
 Ashburn, VA                                                           10/28/94
Denton Drive ......................        48             1948-        05/13/93         40 years
 Dallas, TX                                               1952
Parke Long  .......................       557             1989         06/16/94     3 - 40 years
 Chantilly, VA
Technology Trading ................       390             1987         12/21/93     3 - 40 years
 Sterling, VA
Texstar ...........................       101             1967         12/16/93         40 years
 Arlington, TX
Tricon ............................       941             1971-        02/11/93     2 - 40 years
 Atlanta, GA                                              1975

SHOPPING CENTERS
----------------
Dunes Plaza .......................       849             1978         03/17/92     5 - 40 years
 Michigan City, IN
Northtown   .......................     1,080             1967         02/25/92     5 - 40 years
 Dallas, TX
Parkway Center ....................       606             1979         11/01/91     3 - 40 years
 Dallas, TX
President's Square ................       209             1985         04/13/93     2 - 40 years
 San Antonio, TX
Sadler Square  ....................       273             1987         11/22/93         40 years
 Amelia Island, FL
Shaw Plaza ........................     1,085             1978         12/13/91     5 - 40 years
 Sharon, MA
Sheboygan .........................       157             1977         05/21/92         40 years
 Sheboygan, WI

                                                                    SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                    Cost
                                                            Capitalized Subsequent         Gross Amounts of Which Carried
                                             Initial Cost       to Acquisition                     at End of Year
                                         ------------------ ---------------------         ----------------------------------
                                                Buildings &                                       Buildings &          (1)
Property/Location        Encumbrances    Land  Improvements Improvements    Other         Land    Improvements        Total
-----------------        ------------    ----  ------------ ------------    -----         ----    ------------        -----
                                                                           (dollars in thousands)
HOTEL
-----
Majestic Inn ..........   $    950     $ 1,139    $  4,555    $   371    $     -          $ 1,139    $  4,926      $  6,065
 San Francisco, CA

LAND
----
Las Colinas ...........          -         995         -            5          -              995           5         1,000
 Las Colinas, TX          --------     -------     -------    -------    --------         -------     --------     --------

PROPERTIES HELD FOR
 INVESTMENT ...........    154,911      47,859     192,701     33,987     (6,827)          47,067     220,653       267,720
                           -------      ------     -------     ------     ------           ------     -------       -------

PROPERTIES HELD FOR SALE
SINGLE FAMILY RESIDENCE
-----------------------
Scottsdale, Az Residence         -         138         552         -           -              138         552           690

SHOPPING CENTERS
----------------
Fiesta Mart  ..........         95         116         466        75           -              116         541           657
 San Angelo, TX

LAND
----
Fruitland .............          -         253         -          -           -               253          -            253
 Fruitland Park, FL
Live Oak  .............          -       1,171         -          -           -             1,171          -          1,171
 Dallas, TX
Maumelle ..............          -       2,213         -          -       (1,994)(7)          219          -            219
 Maumelle, AR
Moss Creek ............          -          85         -          -            -               85         -              85
 Greensboro, NC

PROPERTIES HELD FOR
 SALE                           95       3,976       1,018         75     (1,994)           1,982       1,093         3,075
                          --------     -------    --------    -------    -------          -------    --------      --------
                          $155,006     $51,835    $193,719    $34,062    $(8,821)         $49,049    $221,746      $270,795
                          ========     =======    ========    =======    =======          =======    ========      ========



                                                                                   Life on Which
                                                                                    Depreciation
                                                                                      in Latest
                                                         Date                         Statement
                                    Accumulated           of             Date        of Operation
Property/Location                   Depreciation      Construction     Acquired      is Computed
------------------                  ------------      ------------     --------     --------------

HOTEL
-----
Majestic Inn ...................        $787            1902          12/31/90     5 - 40 years
 San Francisco, CA

LAND
----
Las Colinas  ...................           -               -          01/25/96                -
 Las Colinas, TX                     -------

PROPERTIES HELD FOR
 INVESTMENT  ...................      50,310
                                     -------

PROPERTIES HELD FOR SALE
SINGLE FAMILY RESIDENCE
-----------------------
Scottsdale, Az Residence                   -            1978          09/30/96         40 years

SHOPPING CENTERS
----------------
Fiesta Mart  ...................          76            1976          12/13/91     5 - 40 years
 San Angelo, TX

LAND
----
Fruitland  .....................           -               -          05/01/92                -
 Fruitland Park, FL
Live Oak  ......................           -               -          12/04/95                -
 Dallas, TX
Maumelle  ......................           -               -          05/11/93                -
 Maumelle, AR
Moss Creek  ....................           -               -          12/31/96                -
 Greensboro, NC
                                     -------
PROPERTIES HELD FOR
 SALE                                     76
                                     -------
                                     $50,386
                                     =======

------------------
(1) The aggregate cost for federal income tax purposes is $272.0 million.

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

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                         1996           1995            1994
                                                      --------       ---------       ----------
                                                              (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,..............................   $ 270,296      $ 253,367       $ 223,388

Additions
 Acquisitions and improvements.                          11,097         38,664          47,218
 Foreclosures......................................         691          2,519             -

Deductions
 Sale of real estate...............................      (7,121)       (24,229)         (9,626)
 Sale of foreclosed properties.....................      (2,589)           -            (7,254)
 Deed given in lieu of taxes.......................         -              -              (335)
 Writedown due to permanent impairment of
   property .......................................      (1579)            -               -
 Other.............................................         -              (25)            (24)
                                                      ---------      ---------       ---------

Balance at December 31,............................   $ 270,795      $ 270,296       $ 253,367
                                                      =========      =========       =========


Reconciliation of Accumulated
 Depreciation

Balance at January 1,..............................   $  44,172      $   31,549      $  28,149

Additions
 Depreciation......................................       8,461           8,619          6,095
 Accumulated depreciation of
    partnership properties
    acquired through assumption
    of debt........................................         -             7,794              -

Deductions
 Sale of real estate...............................      (1,718)         (3,790)        (2,388)
 Sale of foreclosed properties.                            (529)            -             (307)
                                                      ---------      ----------       ---------

Balance at December 31,............................   $  50,386      $   44,172      $  31,549
                                                      =========      ==========      =========

                                                                     SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1996

                                           Final                                                                    Carrying
                              Interest   Maturity                  Periodic                  Prior  Face Amount      Amounts
Description                     Rate       Date                  Payment Terms               Liens  of Mortgage   of Mortgage(1)
-----------                     ----       ----     --------------------------------------  ------- -----------  --------------
                                                                                                      (dollars in thousands)
FIRST MORTGAGE LOANS

LANDMARK APARTMENTS..........   Varies    07/2002   Note receivable bearing interest at      $    -    $2,610        $ 2,110
-------------------                                 10% to 11% from 8/1/95 through 7/31/99
Secured by apartment                                and the greater of 12% or 3% over the
complex in Erie, PA.                                10 year T-Bill rate through maturity.
                                                    Interest-only payments due monthly,
                                                    principal payments of $5,000 monthly
                                                    beginning 8/1/99, at maturity all
                                                    principal and unpaid interest are due.
                                                    No prepayment penalty.


MILWAUKEE LAND...............  Varies     01/91     Note receivable bearing interest at           -       200             60
--------------                                      prime plus 1%.  Monthly interest only
Secured by 34,847 sq. ft. of                        payments due until maturity, at which
land in Milwaukee, WI.                              time all principal and unpaid interest
                                                    was due.  No prepayment penalty.


MAUMELLE LAND................   9.0%      01/96     Note receivable bearing interest at           -     1,400              -
-------------                                       9%. Principal and interest due at
Secured by 36.3 acres of                            maturity.
commercial land in
Maumelle, AR

MOSS CREEK LOTS .............   9.0%      06/2000   9 notes outstanding at 12/31/96.              -       256            198
---------------               -12.0%                Monthly payments of principal and
Secured by developed resi-                          interest ranging from $118 to $421.
dential lots in Greensboro,
NC.

WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES..............   3.875%    02/2016   Note receivable bearing interest at         255     3,000            333
---------------                                     3.85%.  Principal and interest pay-
Secured by a hotel                                  ments of $13,327 due monthly.  Pre-
in Lake Charles, LA.                                payment penalty of 1% of outstanding
                                                    principal balance.


HOLCOMB #12..................  10.0%      01/98     Note receivable bearing interest at         887     2,900          2,900
-----------                                         10% Monthly interest only
Secured by office                                   payments due until maturity, at which
building located in                                 time all principal and unpaid interest
Gwinnett County, GA.                                is due.  No prepayment penalty.


K-MART, CARY.................  Varies     03/2012   Note receivable bearing interest at       2,159     3,400          2,514
------------                                        prime plus 1%.  Monthly payments of
Secured by a shopping center                        lesser of $37,277 or net cash flow of
in Wake County, NC.                                 the collateral property.


                                  Principal Amount of
                                    Loans Subject to
                                   Delinquent Principal
Description                            or Interest
-----------                       --------------------

FIRST MORTGAGE LOANS

LANDMARK APARTMENTS..........         $     -
-------------------
Secured by apartment
complex in Erie, PA.







MILWAUKEE LAND...............              60      (2)
--------------
Secured by 34,847 sq. ft. of
land in Milwaukee, WI.



MAUMELLE LAND................           1,400
-------------
Secured by 36.3 acres of
commercial land in
Maumelle, AR

MOSS CREEK LOTS .............               -
---------------
Secured by developed resi-
dential lots in Greensboro,
NC.

WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES..............               -
---------------
Secured by a hotel
in Lake Charles, LA.



HOLCOMB #12..................               -
-----------
Secured by office
building located in
Gwinnett County, GA.


K-MART, CARY.................               -      (2)
------------
Secured by a shopping center
in Wake County, NC.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995

                                                   Final
                                      Interest   Maturity                  Periodic                        Prior
Description                             Rate       Date                  Payment Terms                     Liens
-----------                             ----       ----     ----------------------------------------      -------

JUNIOR MORTGAGE LOANS

HAMPTON ...........................   Varies         -      Note receivable bearing interest at           $     -
-------                                                     prime plus 1%.  Monthly payments of
Secured by two office                                       interest only required.  Principal
buildings in Milwaukee, WI                                  is due upon demand.  No prepayment
                                                            penalty.


LINCOLN COURT APARTMENTS...........   Varies     06/2004    Two notes receivable bearing interest           1,395
------------------------                                    at prime plus 1%.  Interest only pay-
Secured by apartment                                        ments due monthly until maturity, at
building in                                                 which time all principal and unpaid
Dallas, TX.                                                 interest are due.  No prepayment
                                                            penalty.                                      -------
                                                                                                            4,696

SECURED BY OTHER THAN REAL ESTATE
CRIVELLO #2........................   Varies     On Demand  Note receivable bearing interest at                 -
-----------                                                 prime. Monthly payment of interest
Secured by a mortgage                                       only.
note secured by real
property in Milwaukee, WI.

DENOTO.............................   10.0%      11/97      Note receivable bearing interest at                 -
------                                                      10%.  Monthly payments of principal
Secured by a general busi-                                  and interest.  No prepayment penalty.
ness security agreement.

DOUBLE FEATURE VIDEO...............   Varies     07/98      Three notes outstanding. Quarterly                  -
--------------------                                        payments due based on gross sales.
Secured by a general                                        Unpaid accruals compounded to principal.
business security
agreement.

HOPPER.............................   12.5%      11/95      Principal and interest payments of $480             -
------                                                      due monthly.  No prepayment penalty.
Secured by a general
business security agreement.                                                                              -------
Total                                                                                                     $ 4,696
                                                                                                          =======
Interest...........................

Unamortized discount...............

Allowance for estimated
  losses...........................



                                                                        Principal Amount of
                                                       Carrying           Loans Subject to
                                        Face Amount     Amounts         Delinquent Principal
Description                             of Mortgage  of Mortgage(1)         or Interest
-----------                             ----------- --------------      --------------------
                                          (dollars in thousands)
JUNIOR MORTGAGE LOANS

HAMPTON ...........................       $    400      $     92             $    95 (2)
-------
Secured by two office
buildings in Milwaukee, WI



LINCOLN COURT APARTMENTS...........          1,369         1,369                   -
------------------------
Secured by apartment
building in
Dallas, TX.
                                          --------      --------            --------
                                            15,535         9,576               1,555

SECURED BY OTHER THAN REAL ESTATE
CRIVELLO #2........................            879           193                 193 (2)
-----------
Secured by a mortgage
note secured by real
property in Milwaukee, WI.

DENOTO.............................              7             7                   -
------
Secured by a general busi-
ness security agreement.

DOUBLE FEATURE VIDEO................           645           181                 181 (2)
--------------------
Secured by a general
business security
agreement.

HOPPER.............................             44            44                  44 (2)
------
Secured by a general
business security agreement.              --------      --------            --------

Total                                     $ 17,110        10,001              $1,973
                                          ========      --------            ========
Interest...........................                           47
Unamortized discount...............                         (516)
                                                        --------
                                                           9,532
Allowance for estimated
  losses...........................                         (926)
                                                        --------
                                                        $  8,606
                                                        ========

_____________________

(1) The aggregate cost for federal income tax purposes is $10.0 million.

(2) An allowance for loss has been provided to reduce the carryin value of this loan to the Company's estimate of fair value of the underlying collateral minus estimated costs of sale.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                         MORTGAGE LOANS ON REAL ESTATE




                                                        1996          1995          1994
                                                      --------      --------       --------
                                                            (dollars in thousands)
Balance at January 1,..............................   $ 11,166      $ 18,418       $ 13,787


Additions
 New mortgage loans and
    additional fundings on
    mortgage loans.................................        -             -            6,837

 Deferred interest.................................        -               4              4



Deductions
 Collections of principal..........................       (885)       (2,739)        (1,713)
 Foreclosed properties and
    deeds-in-lieu of foreclosure                          (683)          -              -

 Write off of uncollectible
    mortgage loan..................................        (63)         (181)          (497)
 Write off of principal against
    deferred gain due to pay off
    of mortgage loans at a
    discount.......................................        -          (4,244)           -

 Write off of principal due to
    discount for early payoff......................        (50)          -              -

 Transfer of mortgage loan to
    unsecured status...............................        -             (92)           -
                                                      --------      --------       --------



Balance at December 31,............................   $  9,485      $ 11,166       $ 18,418
                                                      ========      ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                     ___________________________________


                                    PART III


ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of Transcontinental Realty Investors, Inc. (the "Company" or the "Registrant") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board of Directors and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of the Advisor or an officer of the Company. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

TED P. STOKELY: Age 63, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

           General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January
           1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (since April 1990) and Chairman of the Board (since January 1995) of Continental Mortgage and Equity Trust ("CMET"); Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. ("IORI"); and Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT").

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

Directors (Continued)

EDWARD L. TIXIER:  Age 67, Director (Independent) (since July 1996).

           Executive President (since 1996) of Tasa American Homes; Vice Chairman Planning and Zoning Commission (since 1996) of Dripping Springs, Texas; Director (since 1995) of Ryokachi Corporation, a Japanese company; Cattle Rancher (since 1988); President (1988 to
           1994) of Tixier, Inc., an Austin, Texas based corporation; Senior Executive Advisor (1988 to 1994) to the President of Regency International Trading Company, a Japanese company; Commander (1984 to 1988) of U.S. Forces, Japan and Commander, 5th Air Force; Retired
           (1988) Lt. General, United States Air Force; Trustee (since July
           1996) of CMET; and Director (since July 1996) of IORI.

MARTIN L. WHITE:  Age 57, Director (Independent) (since January 1995).

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

EDWARD G. ZAMPA:  Age 62, Director (Independent) (since January 1995).

           General Partner (since 1976) of Edward G. Zampa and Company; and Trustee (since January 1995) of CMET; and Director (since January
           1995) of IORI.

Board Committees

The Company's Board of Directors held thirteen meetings during 1996. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Company's Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served.

The Company's Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Tixier and White. The Audit Committee met twice during 1996.

The Company's Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)


Board Committees (Continued)

Relationship with Advisor Committee reviews and reports to the Company's Board of Directors on the services provided to the Company by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee met twice in 1996.
The Board Development Committee reviews and reports to the Company's Board of Directors on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee met twice in 1996.

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

RANDALL M. PAULSON: Age 50, President (since August 1995)and Executive Vice President (January 1995 to August 1995).

           President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, IORI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. and National Operating, L.P. ("NOLP") and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President
           (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)


Executive Officers (Continued)

BRUCE A. ENDENDYK:  Age 48, Executive Vice President (since January 1995).

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

THOMAS A. HOLLAND: Age 54, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997); and Senior Vice President and Chief Accounting Officer (June 1990 to August 1995).

           Executive Vice President and Chief Financial Officer (since August
           1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, CMET and IORI; Secretary (since February 1997) of CMET and IORI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

Officers

Although not executive officers of the Company, the following persons currently serve as officers of the Company: Mark W. Branigan, Senior Vice President - Residential Asset Management; Lynn W. Humphries, Senior Vice President - Commercial Asset Management; Robert A. Waldman, Senior Vice President and General Counsel; and Drew D. Potera, Vice President and Treasurer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

Officers (Continued)

offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

MARK W. BRANIGAN: Age 42, Senior Vice President - Residential Asset Management (since December 1996) and Vice President (February 1994 to December 1996).

           Senior Vice President - Residential Asset Management (since December
           1996) and Vice President (February 1994 to December 1996) of SAMI, ART, CMET and IORI; Executive Vice President (since May 1995) and Real Estate Analyst (January 1992 to May 1995) of BCM; Executive Vice President (1984 to 1991) of Byron Investments, Inc.; Director (May 1989 to August 1990) and Manager of Treasury Services (May 1981 to 1983) of Southmark; and Director (1977 to April 1981) of Investor Relations for Syntek Corp.


LYNN W. HUMPHRIES: Age 46, Senior Vice President - Commercial Asset Management (since May 1996).

           Senior Vice President - Commercial Asset Management (since May 1996) of BCM, ART, IORI, TCI and SAMI; Vice President (January 1994 to May
           1996) of the Amend Group; Vice President (1980 to 1993) of Equitable Real Estate Investment Management, Inc.; and Senior Vice President (1975 to 1980) of Sanders Campbell & Company.


ROBERT A. WALDMAN: Age 44, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

           Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET and IORI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October
           1989) of Red Eagle Resources Corporation (oil and gas).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

Officers (Continued)

DREW D. POTERA: Age 37, Vice President (since December 1996) and Treasurer (since December 1990).

           Vice President (since December 1996) and Treasurer (since December
           1990) of CMET and IORI; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1996. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Company's Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by a contractual advisor under the supervision of the Company's Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources to the Company. The advisor also serves as a consultant to the Company's Board of Directors in connection with the business plan for the Company and investment policy decisions.

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

At the Company's annual meeting of stockholders held on May 31, 1996, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of the Company's stockholders but do require the approval of the Company's Board of Directors.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

The Advisor (Continued)

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The effect of the limitation was to require that BCM refund $87,000 of the annual advisory fee for 1996.

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

MICKEY N. PHILLIPS:                   Director

RYAN T. PHILLIPS:                     Director

RANDALL M. PAULSON:                   President

MARK W. BRANIGAN:                     Executive Vice President - Residential Asset
                                      Management

BRUCE A. ENDENDYK:                    Executive Vice President

THOMAS A. HOLLAND:                    Executive Vice President and Chief Financial
                                      Officer

COOPER B. STUART:                     Executive Vice President

CLIFFORD C. TOWNS, JR.:               Executive Vice President - Finance

LYNN W. HUMPHRIES:                    Senior Vice President - Commercial Asset
                                      Management

DAN S. ALLRED                         Senior Vice President - Land Development

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

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 28 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Company. Carmel Realty is entitled to receive a real estate commission for property acquisitions and sales by the Company in accordance with the following sliding scale of total fees to be paid by the Company: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million - $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Carmel Realty or affiliates.

ITEM 11.   EXECUTIVE COMPENSATION

The Company has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Company. The executive officers of the Company, who are also officers or employees of BCM, the Company's Advisor, are compensated by the Advisor. Such executive officers of the Company perform a variety of services for the Advisor and the amount of their compensation is determined solely by the

Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to BCM by the Company.

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

Each Independent Director receives compensation in the amount of $15,000 per year, plus reimbursement for expenses and the Chairman of the Board receives an additional $1,500 per year for serving in such position. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to the Company outside of his ordinary duties as Director, plus reimbursement of expenses.

During 1996, $128,170 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 1996 through December 31, 1996, and 1996 special service fees as follows: Geoffrey C. Etnire, $20,833 John P. Parsons, $23,362; Bennett B. Sims, $19,917; Ted P. Stokely, $18,167; Edward L. Tixier, $8,167; Martin L. White, $21,057; and Edward G. Zampa, $16,667.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1991 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.


                                    [CHART]




                                  1991           1992            1993        . .  1994            1995           1996
  THE COMPANY                          100             120             240              264            268           270

  S&P 500 INDEX                        100             108             118              120            165           203

  REIT INDEX                           100             117             141              147            181           234

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 7, 1997.

                                                       Amount and Nature
    Name and Address of                                  of Beneficial         Percent of
     Beneficial Owner                                      Ownership            Class (1)
---------------------------                            -----------------       ----------
American Realty Trust, Inc.                                    1,193,767       30.4%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.                                   406,212       10.3%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

___________________________

(1) Percentage is based upon 3,926,445 shares of Common Stock outstanding at March 7, 1997.

Security Ownership of Management. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of the Company as of the close of business on March 7, 1996.

                                                         Amount and Nature
                                                           of Beneficial                          Percent of
 Name of Beneficial Owner                                   Ownership                              Class (1)
--------------------------                             -------------------                        ----------
All Directors and Executive                                    1,705,954   (2)(3)                       43.4%
Officers as a group
(7 individuals)

___________________________

(1) Percentage is based upon 3,926,445 shares of Common Stock outstanding at March 7, 1997.

(2) Includes 79,500 shares owned by CMET of which the Company's Directors may be deemed to be beneficial owners by virtue of their positions as trustees of CMET. The Directors of the Company disclaim beneficial ownership of such shares.

(3) Includes 26,475 shares owned by SAMLP, 406,212 shares owned by BCM and 1,193,767 shares owned by ART, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of SAMI, BCM and ART. The executive officers of the Company disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              (Continued)

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

Since February 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 28 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Company. Carmel Realty is a company owned by SWI.

The Directors and officers of the Company also serve as trustees or directors and officers of CMET and IORI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and IORI have the same relationship with BCM as the Company. The Company owned approximately 22.5% of the outstanding shares of common stock of IORI at December 31, 1996. Gene E. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and director of ART until November 16, 1992. Messrs. Paulson, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy in October 1994. Eldercare filed again for bankruptcy protection in May 1995, and was dismissed from bankruptcy in February 1996.

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

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Company is a partner with IORI in the Tri-City Limited Partnership and Nakash Income Associates. The Company owns 341,500 shares of the common stock of IORI, an approximate 22.5% interest.

In 1996, the Company paid BCM and its affiliates $1.8 million in advisory fees, $136,000 in mortgage brokerage and equity refinancing fees, $339,000 in property acquisition fees, $283,000 in real estate brokerage commissions and $1.9 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $1.0 million in 1996.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
    December 31, 1996 and 1995

Consolidated Statements of Operations -
    Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity -
    Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows -
    Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                 FORM 8-K (Continued)

2. Financial Statement Schedules

Schedule III -         Real Estate and Accumulated Depreciation

Schedule IV  -         Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.  Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

4.  Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                                    Description
-------           ---------------------------------------------------------
 3.0              Articles of Incorporation of Transcontinental Realty Investors, Inc., as filed on December 20, 1991
                  (incorporated by reference to Exhibit No. 3.1 to the Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1991).

 3.1              Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.,
                  as filed on June 3, 1996 (incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 3, 1996).

 3.2              By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

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

                                           TRANSCONTINENTAL REALTY
                                           INVESTORS, INC.




Dated:     March 26, 1997                  By: /s/ Randall M. Paulson
       --------------------------              ------------------------------
                                               Randall M. Paulson
                                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.






By: /s/ Ted P. Stokely                     By: /s/ Martin L. White
    ------------------------------             ------------------------------
    Ted P. Stokely                             Martin L. White
    Chairman of the Board                      Director
    and Director




By: /s/ Edward L. Tixier                   By: /s/ Edward G. Zampa
    ------------------------------             ------------------------------
    Edward L. Tixier                           Edward G. Zampa
    Director                                   Director





By: /s/ Thomas A. Holland
    ------------------------------
    Thomas A. Holland
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)





Dated: March 26, 1997
       ---------------------------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996





Exhibit
Number                            Description                                                      Page
-------                        -----------------                                                  ------
27.0              Financial Data Schedule.