Form 10-Q
period 1997-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1997-05-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997


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
                                               ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                           3,926,427
----------------------------                ---------------------------------
        (Class)                              (Outstanding at April 30, 1997)

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

                   TRANSCONTINENTAL REALTY INVESTORS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                         March 31,   December 31,
                                                           1997        1996
                                                        ---------    ---------
                        Assets                           (dollars in thousands)

Notes and interest receivable
 Performing .........................................   $   9,152    $   9,075
 Nonperforming, nonaccruing .........................         417          457
                                                        ---------    ---------
                                                            9,569        9,532

Less - allowance for estimated losses ...............        (926)        (926)
                                                        ---------    ---------
                                                            8,643        8,606

Foreclosed real estate held for sale ................         910          910

Real estate held for sale, net of accumulated
 depreciation ($76 in 1996) .........................         281        2,089
                                                        ---------    ---------
                                                            1,191        2,999
Real estate held for investment, net of
 accumulated depreciation ($52,526 in 1997 and
 $50,310 in 1996) ...................................     226,952      217,410
Investment in real estate entities ..................       4,859        4,578
Cash and cash equivalents ...........................       8,542          960
Other assets (including $349 in 1997 and $960 in
 1996 from affiliates) ..............................       9,253       10,818
                                                        ---------    ---------
                                                        $ 259,440    $ 245,371
                                                        =========    =========

       Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ..........................   $ 167,601    $ 158,692
Other liabilities (including $135 in 1997 and $535
 in 1996 to affiliates) .............................      12,921        7,320
                                                        ---------    ---------
                                                          180,522      166,012
Stockholders' equity
 Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 3,926,427 in 1997
 and 3,926,445 in 1996 shares .......................          39           39
Paid-in capital .....................................     218,133      218,133
Accumulated distributions in excess of
 accumulated earnings ...............................    (139,254)    (138,813)
                                                        ---------    ---------
                                                           78,918       79,359
                                                        ---------    ---------
                                                        $ 259,440    $ 245,371
                                                        =========    =========

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    For the Three Months
                                                        Ended March 31,
                                                   --------------------------
                                                      1997           1996
                                                   -----------    -----------
                                                     (dollars in thousands,
                                                       except per share)
Income
 Rents .........................................   $    12,114    $    11,158
 Interest ......................................           409            412
                                                   -----------    -----------
                                                        12,523         11,570

Expenses
 Property operations ...........................         7,276          7,417
 Interest ......................................         3,824          3,754
 Depreciation ..................................         2,255          2,067
 Advisory fee to affiliate .....................           465            478
 General and administrative ....................           617            580
                                                   -----------    -----------

                                                        14,437         14,296
                                                   -----------    -----------

(Loss) from operations .........................        (1,914)        (2,726)

Equity in income (losses) of investees .........           348            (45)
Gain on sale of real estate ....................         1,400          1,650
                                                   -----------    -----------

(Loss) before extraordinary gain ...............          (166)        (1,121)
Extraordinary gain .............................            --             48
                                                   -----------    -----------
Net (loss) .....................................   $      (166)   $    (1,073)
                                                   ===========    ===========


Earnings Per Share
(Loss) before extraordinary gain ...............   $      (.04)   $      (.28)
Extraordinary gain .............................            --            .01
                                                   -----------    -----------
Net (loss) .....................................   $      (.04)   $      (.27)
                                                   ===========    ===========


Weighted average Common shares used in computing
 earnings per share ............................     3,926,439      4,012,275
                                                   ===========    ===========





       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997







                                                                     Accumulated
                                                                    Distributions
                                    Common Stock                    in Excess of
                              ------------------------    Paid-in    Accumulated  Stockholders'
                                Shares        Amount      Capital      Earnings       Equity
                              ----------    ----------   ----------   ----------    ----------
                                               (dollars in thousands)
Balance, January 1, 1997 ..    3,926,445    $       39   $  218,133   $ (138,813)   $   79,359



Fractional shares .........          (18)           --           --           --            --


Dividends ($.07 per share)            --            --           --         (275)         (275)


Net (loss) ................           --            --           --         (166)         (166)
                              ----------    ----------   ----------   ----------    ----------



Balance, March 31, 1997 ...    3,926,427    $       39   $  218,133   $ (139,254)   $   78,918
                              ==========    ==========   ==========   ==========    ==========





       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Three Months
                                                     Ended March 31,
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
                                                  (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected ..............................   $ 14,343    $ 11,286
 Interest collected ...........................        352         334
 Interest paid ................................     (3,689)     (3,598)
 Payments for property operations .............    (10,749)     (8,151)
 Advisory fee paid to affiliate ...............       (414)       (491)
 General and administrative expenses paid .....       (575)       (546)
 Distributions from equity investees' operating
    cash flow .................................         72          41
 Insurance settlement .........................      9,529          --
 Other ........................................         50      (1,770)
                                                  --------    --------

    Net cash provided by (used in) operating
       activities .............................      8,919      (2,895)


Cash Flows from Investing Activities
 Acquisition of real estate ...................     (3,954)       (891)
 Proceeds from sale of real estate ............      2,932       1,754
 Collections on notes receivable ..............         20         844
 Real estate improvements .....................       (943)       (548)
 Contributions to equity investees ............         (5)       (132)
                                                  --------    --------

    Net cash provided by (used in) investing
       activities .............................     (1,950)      1,027


Cash Flows from Financing Activities
 Payments on notes payable ....................    (24,071)     (1,631)
 Proceeds from notes payable ..................     26,584          --
 Deferred borrowing costs .....................     (1,126)         --
 Reimbursements to advisor ....................       (499)       (751)
 Dividends to stockholders ....................       (275)       (281)
                                                  --------    --------

    Net cash provided by (used in) financing
       activities .............................        613      (2,663)

 Net increase (decrease) in cash and cash
 equivalents ..................................      7,582      (4,531)
Cash and cash equivalents, beginning of period         960       9,620
                                                  --------    --------

Cash and cash equivalents, end of period ......   $  8,542    $  5,089
                                                  ========    ========




       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                      For the Three Months
                                                         Ended March 31,
                                                       ------------------
                                                         1997      1996
                                                       --------   -------
                                                      (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by (used in) operating activities
Net (loss) ........................................   $  (166)   $(1,073)
 Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities
 Depreciation and amortization ....................     2,353      2,156
 Gain on sale of real estate ......................    (1,400)    (1,650)
 Extraordinary gain ...............................        --        (48)
 Equity in (income) losses of investees ...........      (348)        45
 Distributions from operating cash flow of equity
    investees .....................................        72         41
 (Increase) decrease in interest receivable .......         2         (1)
 Decrease in other assets .........................     2,246        804
 Increase (decrease) in interest payable ..........       (22)         9
 Increase (decrease) in other liabilities .........     6,182     (3,178)
                                                      -------    -------

    Net cash provided by (used in) operating
       activities .................................   $ 8,919    $(2,895)
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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

NOTE 2.  REAL ESTATE AND DEPRECIATION

In February 1997, the Company completed the sale of the Fiesta Mart, a 29,000 square foot shopping center in San Angelo, Texas, which was under contract for sale at December 31, 1996, for $544,000 in cash. The Company received net cash of $403,000 after the payoff of $90,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $22,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, based on the $544,000 sales price of the property. The Company recognized no gain or loss on the sale.

Also in February 1997, the Company completed the sale of a .9976 acre parcel of land in Dallas, Texas, which was under contract for sale at December 31, 1996, for $2.7 million in cash. The Company received net cash of $2.6 million after paying various closing costs associated with the sale. The Company paid a real estate sales commission of $103,000 to Carmel Realty based on the $2.7 million sales price of the property. The Company recognized a gain of $1.4 million on the sale.

In March 1997, the Company purchased the Terrace Hills Apartments, a 310 unit apartment complex in El Paso, Texas, for $6.2 million. The Company paid $1.4 million in cash and obtained new mortgage financing of $4.8 million. The mortgage bears interest at 8.07% per annum, requires monthly payments of principal and interest of $35,086 and matures in April 2007. The Company paid a real estate brokerage commission of $193,000 to Carmel Realty and a real estate acquisition fee of $62,000 to BCM based on the $6.2 million purchase price of the property.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE AND DEPRECIATION (Continued)

In March 1997, the Company purchased the Crescent Place Apartments, a 120 unit apartment complex in Houston, Texas, for $2.3 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.8 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $13,552 and matures in April 2004. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty and a real estate acquisition fee of $24,000 to BCM based on the $2.3 million purchase price of the property.

Also in March 1997, the Company purchased the Savings of America Building, a 68,634 square foot office building in Houston, Texas, for $1.6 million in cash. The Company paid a real estate acquisition commission of $64,000 to Carmel Realty and a real estate brokerage fee of $16,000 to BCM based on the $1.6 million purchase price of the property.

NOTE 3.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1997 (dollars in thousands):

Rents and interest income ...................  $5,404
Depreciation ................................     492
Property operations .........................   2,357
Interest expense ............................     988
                                               ------
Net income ..................................  $1,567

NOTE 4.   NOTES AND INTEREST PAYABLE

In January 1997, the Company refinanced the matured mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California, in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and to pay various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $53,996 and matures in January 2004. The Company paid a mortgage brokerage and equity refinancing fee of $63,000 to BCM based on the $6.3 million refinancing.

Also in January 1997, the Company refinanced the matured mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million. The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, fund a tax escrow and pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   NOTES AND INTEREST PAYABLE (Continued)

$46,035 and matures in February 2007. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

In February 1997, the Company refinanced the matured mortgage debt secured by the Spa Cove Apartments in Annapolis, Maryland in the amount of $12.2 million. The Company received net cash of $245,000 after the payoff of $11.6 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.015% per annum, requires monthly payments of principal and interest of $89,529 and matures in March 2007. The Company paid a mortgage brokerage and equity refinancing fee of $122,000 to BCM based on the $12.2 million refinancing.

In March 1997, the Company refinanced the mortgage debt scheduled to mature in December 1997, secured by President's Square, a shopping center in San Antonio, Texas, in the amount of $1.9 million. The Company received net cash of $600,000 after the payoff of $1.2 million in existing debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.44% per annum, requires monthly payments of principal and interest of $16,521 and matures in March 2009. The Company paid a mortgage brokerage and equity refinancing fee of $19,000 to BCM based on the $1.9 million refinancing.

In August 1996, the Company modified and extended the matured mortgage debt secured by the Northtown Mall Shopping Center in Dallas, Texas. The Company paid $450,000 in principal paydowns to extend the loan's maturity date to March 31, 1997. The Company did not payoff the mortgage at maturity. The Company is in negotiations with the lender to extend the loan and expects to be successful in such negotiations, but if it is not, the Company intends to payoff the loan.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 6.   SUBSEQUENT EVENTS

In April 1997, the Company sold a foreclosed single family residence in Scottsdale, Arizona, for net cash of $778,000. The Company will recognize a gain of approximately $50,000 on the sale. The Company paid a real estate sales commission of $31,000 to Carmel Realty based on the $778,000 sales price of the property.

In May 1997, the Company purchased the Treehouse Apartments, a 160 unit apartment complex in Irving, Texas, for $3.4 million in cash. The

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   SUBSEQUENT EVENTS (Continued)

Company paid a real estate brokerage commission of $122,000 to Carmel Realty and a real estate acquisition fee of $34,000 to BCM based on the $3.4 million purchase price of the property.

In May 1997, the Company accepted a discounted payoff of $2,075,000 in settlement of a mortgage note receivable with a principal balance of $2,110,000. The Company expects no loss on the settlement in excess of the amount previously reserved.

                          -------------------------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $8.5 million at March 31, 1997 compared with $960,000 at December 31, 1996. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

In the first three months of 1997, the Company paid dividends of $.07 per share, or a total of $275,000.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through March 31, 1997, the Company had purchased a total of 350,588 shares, for an aggregate purchase price of $1.7 million. The Company has repurchased none of its shares during 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In January 1997, the Company received a $10.0 million final payment on an insurance settlement from the 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas. The Company is not currently able to estimate the amount of such proceeds that will be expended to complete repairs to the building.

In January 1997, the Company refinanced the mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing debt and the payment of various closing costs associated with the refinancing.

Also in January 1997, the Company refinanced the mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million.
The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, fund a tax escrow and pay various closing costs associated with the refinancing.

In February 1997, the Company refinanced the mortgage debt secured by the Spa Cove Apartments in Annapolis, Maryland in the amount of $12.2 million. The Company received net cash of $245,000 after the payoff of $11.6 million in existing mortgage debt, funding a tax escrow and pay various closing costs associated with the refinancing.

In February 1997, the Company completed the sale of two properties under contract for sale at December 31, 1996, (i) the Fiesta Mart, a shopping center in San Angelo, Texas and, (ii) a .9976 acre parcel of land in Dallas, Texas. The Company received net cash of $3.0 million after the payoff of $90,000 in existing mortgage debt secured by the Fiesta Mart and the payment of various closing costs associated with the sales.

In March 1997, the Company purchased (i) the Crescent Place Apartments in Houston, Texas for $2.3 million, consisting of $500,000 in cash and new mortgage financing of $1.8 million, (ii) the Savings of America Building, an office building in Houston, Texas, for $1.6 million in cash and (iii) Terrace Hills, an apartment complex in El Paso, Texas, for $6.2 million consisting of $1.4 million in cash and new mortgage financing of $4.8 million.

Also in March 1997, the Company refinanced the mortgage debt secured by President's Square, a shopping center in San Antonio, Texas. The Company received net cash of $600,000 after the payoff of $1.2 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

In April 1997, the Company sold a foreclosed single family residence in Scottsdale, Arizona, for net cash of $778,000 and purchased the Treehouse Apartments in Irving, Texas, for $3.4 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In May 1997, the Company purchased the Treehouse Apartments, a 160 unit apartment complex in Irving, Texas, for $3.4 million in cash. Also in May 1997, the Company accepted a discounted payoff of $2,075,000 in settlement of a mortgage note receivable with a principal balance of $2,110,000.

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

Results of Operations

The Company's net loss for the three months ended March 31, 1997 was $166,000 as compared to a net loss of $1.0 million in the corresponding period in 1996. The Company's 1997 net loss includes gains on the sale of real estate of $1.4 million. The 1996 net loss includes an extraordinary gain of $48,000 and gains on sales of real estate of $1.7 million. Fluctuations in these and other components of the Company's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents in the three months ended March 31, 1997 were $12.1 million compared to $11.2 million in the corresponding period in 1996. Of this increase, $293,000 relates to an increase in rental rates at the Company's commercial properties, $182,000 relates to a decrease in discounts and concessions given primarily at the Company's office buildings, and $650,000 is due to the acquisition of eight properties subsequent to March 31, 1996. These increases are partially offset by $443,000 in rents lost due to the sale of three properties subsequent to March 31, 1996.

Property operations expense in the three months ended March 31, 1997 was $7.3 million as compared to $7.4 million in the corresponding period in 1996. Of this decrease, $300,000 is due to the sale of three properties subsequent to March 31, 1996 and $400,000 is due to a decrease in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

operating expenses at Republic Towers. These decreases are partially offset by an increase of $570,000 due to the acquisition of eight properties subsequent to March 31, 1996.

Interest income for the three months ended March 31, 1997 of $409,000 was comparable to the $412,000 for the corresponding period in 1996.

Equity in earnings of investees was income of $348,000 for the three months ended March 31, 1997 compared to a loss of $45,000 for the corresponding period in 1996. Included in equity earnings of investees for the three months ended March 31, 1997 is a $399,000 gain on sale of real estate, the Company's equity share of the gain recognized by Income Opportunity Realty Investors, Inc. on the sale of one of its apartment complexes.

Interest expense for the three months ended March 31, 1997 and 1996 remained constant at $3.8 million.

Depreciation expense increased to $2.3 million for the three months ended March 31, 1997 compared to $2.1 million in the corresponding period in 1996. The increase is due to the acquisition of eight properties subsequent to March 31, 1996 with three of the properties being acquired in the first quarter of 1997.

Advisory fees decreased to $465,000 for the three months ended March 31, 1997 compared to $478,000 in the corresponding period in 1996. Advisory fees are expected to increase with increases in the Company's gross assets, as a result of property acquisitions in 1997, the basis for such fee.

General and administrative expenses increased to $617,000 for the three months ended March 31, 1997 compared to $580,000 in the corresponding period in 1996. The increase is mainly due to legal fees related to the Olive litigation.

In the three months ended March 31, 1997, the Company recognized net gains totaling $1.4 million on the sale of (i) the Fiesta Mart, a shopping center and
(ii) a parcel of land in downtown Dallas, both of which were under contract for sale at December 31, 1996. In the three months ended March 31, 1996, the Company recognized net gains of $1.7 million on the sales of Cheyenne Mountain land and the Park Forest Apartments. In the three months ended March 31, 1996, the Company recognized an extraordinary gain of $148,000 on the paydown of the mortgage debt secured by the Dunes Plaza, a shopping center. No such gain was recognized in 1997.

Tax Matters

As more fully discussed in the Company's 1996 Form 10-K, the Company has elected and, in the opinion of the Company's management, qualified to be

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

                            ----------------------

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the court granted final approval of the terms of a Stipulation of Settlement.

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

Separately in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intends to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the amendment. As of May 9, 1997, the Court had not issued an order either approving or disapproving the amendment.

The Amendment provides for the addition of three new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholders' meetings held until April 28, 1999 in favor of all new Board members added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Company owned by Gene E. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:


Exhibit
Number                  Description
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



                                           TRANSCONTINENTAL REALTY
                                           INVESTORS, INC.





Date:      May 12, 1997                    By:  /s/ Randall M. Paulson
     ----------------------------             --------------------------------
                                                Randall M. Paulson
                                                President





Date:      May 12, 1997                    By:  /s/ Thomas A. Holland
     ----------------------------             --------------------------------
                                                Thomas A. Holland
                                                Executive Vice President and
                                                Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                   TRANSCONTINENTAL REALTY INVESTORS, INC.

                                 EXHIBITS TO

                        QUARTERLY REPORT ON FORM 10-Q

                  For the Three Months ended March 31, 1997





Exhibit                                                                Page
Number                         Description                            Number
-------                        -----------                            ------


  27.0      Financial Data Schedule                                     19