Form 10-Q
period 1997-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1997-08-07
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997
                                                             -------------


                         Commission File Number 1-9240
                                                ------



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Nevada                                      94-6565852
  ------------------------------                      -------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)




         10670 North Central Expressway, Suite 300, Dallas, Texas   75231
    -----------------------------------------------------------------------
            (Address of Principal Executive Office)              (Zip Code)



                                 (214) 692-4700
                        --------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                                 3,899,487
----------------------------                    -------------------------------
          (Class)                               (Outstanding at August 1, 1997)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       June 30,    December 31,
                                                          1997         1996
                                                       ---------    ---------
                                                       (dollars in thousands)
                      Assets
Notes and interest receivable
   Performing ......................................   $   7,057    $   9,075
   Nonperforming, nonaccruing ......................         427          457
                                                       ---------    ---------
                                                           7,484        9,532

Less - allowance for estimated losses ..............        (891)        (926)
                                                       ---------    ---------
                                                           6,593        8,606

Foreclosed real estate held for sale ...............           -          910

Real estate held for sale, net of accumulated
   depreciation ($76 in 1996) ......................         281        2,089
                                                       ---------    ---------
                                                             281        2,999
Real estate held for investment, net of
   accumulated depreciation ($54,876 in 1997 and
   $50,310 in 1996) ................................     236,845      217,410
Investment in real estate entities .................       5,670        4,578
Cash and cash equivalents ..........................       4,973          960
Other assets (including $344 in 1997 and $960 in
   1996 from affiliates) ...........................      10,158       10,818
                                                       ---------    ---------
                                                       $ 264,520    $ 245,371
                                                       =========    =========

       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .........................   $ 175,282    $ 158,692
Other liabilities (including $84 in 1997 and $535
   in 1996 to affiliates) ..........................      11,910        7,320
                                                       ---------    ---------
                                                         187,192      166,012
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 3,899,487 shares
   in 1997 and 3,926,445 shares in 1996 ............          39           39
Paid-in capital ....................................     217,831      218,133
Accumulated distributions in excess of
   accumulated earnings ............................    (140,542)    (138,813)
                                                       ---------    ---------
                                                          77,328       79,359
                                                       ---------    ---------
                                                       $ 264,520    $ 245,371
                                                       =========    =========

             The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 For the Three Months            For the Six Months
                                                    Ended June 30,                 Ended June 30,
                                               --------------------------    --------------------------
                                                   1997           1996           1997           1996
                                               -----------    -----------    -----------    -----------
                                                     (dollars in thousands, except per share)
Income
   Rents ...................................   $    13,310    $    10,988    $    25,424    $    22,146
   Interest ................................           364            353            773            765
                                               -----------    -----------    -----------    -----------
                                                    13,674         11,341         26,197         22,911

Expenses
   Property operations .....................         7,749          6,915         15,025         14,332
   Interest ................................         3,938          3,669          7,762          7,423
   Depreciation ............................         2,350          2,098          4,605          4,165
   Advisory fee to affiliate ...............           491            468            956            946
   General and administrative ..............           647            567          1,264          1,147
   Provision for loss ......................          --            1,579           --            1,579
                                               -----------    -----------    -----------    -----------

                                                    15,175         15,296         29,612         29,592
                                               -----------    -----------    -----------    -----------

(Loss) from operations .....................        (1,501)        (3,955)        (3,415)        (6,681)

Equity in income (losses) of
   investees ...............................           429             (1)           777            (46)
Gain on sale of real estate ................            55           --            1,455          1,650
                                               -----------    -----------    -----------    -----------

(Loss) before extraordinary
   gain ....................................        (1,017)        (3,956)        (1,183)        (5,077)
Extraordinary gain .........................          --             --             --               48
                                               -----------    -----------    -----------    -----------
Net (loss) .................................   $    (1,017)   $    (3,956)   $    (1,183)   $    (5,029)
                                               ===========    ===========    ===========    ===========

Earnings Per Share
(Loss) before extraordinary
   gain ....................................   $      (.26)   $      (.99)   $      (.30)   $     (1.27)
Extraordinary gain .........................          --             --             --              .01
                                               -----------    -----------    -----------    -----------
Net (loss) .................................   $      (.26)   $      (.99)   $      (.30)   $     (1.26)
                                               ===========    ===========    ===========    ===========


Weighted average Common shares
   used in computing earnings
   per share ...............................     3,907,344      4,012,275      3,916,838      4,012,275
                                               ===========    ===========    ===========    ===========






             The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997






                                                                             Accumulated
                                                                             Distributions
                                                                             in Excess of
                                           Common Stock          Paid-in      Accumulated   Stockholders'
                                       Shares        Amount      Capital       Earnings       Equity
                                     ----------    ----------   ----------    ----------    ----------
                                                 (dollars in thousands, except per share)
Balance, January 1, 1997 .........    3,926,445    $       39   $  218,133    $ (138,813)   $   79,359



Fractional shares ................          (18)         --           --            --            --


Repurchase of Common Stock .......      (26,940)         --           (302)         --            (302)


Dividends ($.14 per share)  ......         --            --           --            (546)         (546)


Net (loss) .......................         --            --           --          (1,183)       (1,183)
                                     ----------    ----------   ----------    ----------    ----------



Balance, June 30, 1997 ...........    3,899,487    $       39   $  217,831    $ (140,542)   $   77,328
                                     ==========    ==========   ==========    ==========    ==========


              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Six Months
                                                         Ended June 30,
                                                    ------------------------
                                                       1997          1996
                                                    ----------    ----------
                                                     (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ..............................   $   27,936    $   22,321
   Interest collected ...........................          653           645
   Interest paid ................................       (7,391)       (7,046)
   Payments for property operations .............      (20,429)      (14,598)
   Advisory fee paid to affiliate ...............         (904)         (959)
   General and administrative expenses paid .....       (1,313)       (1,194)
   Distributions from equity investees' operating
      cash flow .................................           74            43
   Insurance settlement .........................        9,529          --
   Other ........................................         (321)       (3,406)
                                                    ----------    ----------

      Net cash provided by (used in) operating
         activities .............................        7,834        (4,194)


Cash Flows from Investing Activities
   Acquisition of real estate ...................       (8,608)         (891)
   Real estate improvements .....................       (2,991)       (1,542)
   Proceeds from sale of real estate ............        3,710         1,754
   Collections on notes receivable ..............        2,134           864
   Contributions to equity investees ............         (389)         (140)
                                                    ----------    ----------

      Net cash provided by (used in) investing
         activities .............................       (6,144)           45


Cash Flows from Financing Activities
   Payments on notes payable ....................      (24,473)       (2,934)
   Proceeds from notes payable ..................       29,367         1,825
   Deferred borrowing costs .....................       (1,222)          (74)
   Reimbursements to advisor ....................         (501)         (156)
   Repurchase of Common Stock ...................         (302)         --
   Dividends to stockholders ....................         (546)         (561)
                                                    ----------    ----------

      Net cash provided by (used in) financing
         activities .............................        2,323        (1,900)


Net increase (decrease) in cash and cash
   equivalents ..................................        4,013        (6,049)
Cash and cash equivalents, beginning of period ..          960         9,620
                                                    ----------    ----------

Cash and cash equivalents, end of period ........   $    4,973    $    3,571
                                                    ==========    ==========



             The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                              For the Six Months
                                                               Ended June 30,
                                                            ----------------------
                                                              1997         1996
                                                            ---------    ---------
                                                            (dollars in thousands)
Reconciliation of net (loss) to net cash
   provided by (used in) operating activities
Net (loss) ..............................................   $  (1,183)   $  (5,029)
   Adjustments to reconcile net (loss) to net
      cash provided by (used in) operating activities
   Depreciation and amortization ........................       4,755        4,381
   Provision for losses .................................        --          1,579
   Gain on sale of real estate ..........................      (1,455)      (1,650)
   Extraordinary gain ...................................        --            (48)
   Equity in (income) losses of investees ...............        (777)          46
   Distributions from operating cash flow of equity
      investees .........................................          74           43
   (Increase) in interest receivable ....................          (2)          (2)
   (Increase) decrease in other assets ..................       2,177         (746)
   Increase in interest payable .........................         104           43
   Increase (decrease) in other liabilities .............       4,141       (2,811)
                                                            ---------    ---------

      Net cash provided by (used in) operating
         activities .....................................   $   7,834    $  (4,194)
                                                            =========    =========

Schedule of noncash investing and financing activities

Notes payable from purchase of real estate ..............   $   5,169    $    --





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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

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

Also in February 1997, the Company completed the sale of a .9976 acre parcel of land in Dallas, Texas, which was under contract for sale at December 31, 1996, for $2.7 million in cash. The Company received net cash of $2.6 million after the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $103,000 to Carmel Realty based on the $2.7 million sales price of the property. The Company recognized a gain of $1.4 million on the sale.

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

Also in March 1997, the Company purchased the Savings of America Building, a 68,634 square foot office building in Houston, Texas, for $1.6 million in cash. The Company paid a real estate brokerage commission of $64,000 to Carmel Realty and a real estate acquisition fee of $16,000 to BCM based on the $1.6 million purchase price of the property.

In April 1997, the Company sold a foreclosed single family residence in Scottsdale, Arizona, for $778,000 in cash. The Company paid a real estate brokerage commission of $31,000 to Carmel Realty based on the $778,000 sales price of the property. The Company recognized a gain of $55,000 on the sale.

In May 1997, the Company purchased the Treehouse Apartments, a 160 unit apartment complex in Irving, Texas, for $3.4 million in cash. The Company paid a real estate brokerage commission of $122,000 to Carmel Realty and a real estate acquisition fee of $34,000 to BCM based on the $3.4 million purchase price of the property.

Also in May 1997, the Company purchased the Villas at Countryside Apartments, a 102 unit apartment complex in Sterling, Virginia, for $6.3 million. The Company paid $1.1 million in cash and assumed the existing mortgage of $5.2 million. The mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of principal and interest of $38,768 and matures in December 1997. The Company paid a real estate brokerage commission of $183,000 to Carmel Realty and a real estate acquisition fee of $63,000 to BCM based on the $6.3 million purchase price of the property.

NOTE 3. INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1997 (dollars in thousands):

         Rents and interest income.............................     $  10,678
         Depreciation..........................................            959
         Property operations...................................          4,451
         Interest expense......................................          1,997
                                                                    ----------
         Net income............................................     $    3,271
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

In May 1997, the mortgage debt secured by the Sheboygan Shopping Center in Sheboygan, Wisconsin in the amount of $618,000 matured. The Company is in negotiations with the lender to extend the loan and expects to be successful in such negotiations, but if not successful, the Company intends to payoff the loan.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4. NOTES AND INTEREST PAYABLE (Continued)

In June 1996, the Company obtained mortgage financing of $2.8 million secured by the previously unencumbered Treehouse Apartments in Irving, Texas. The Company received net cash of $2.3 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.28% per annum, requires monthly payments of principal and interest of $21,994 and matures in July 2007. The Company paid a mortgage brokerage and equity refinancing fee of $28,000 to BCM based on the $2.8 million financing.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $5.0 million at June 30, 1997 compared with $960,000 at December 31, 1996. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

In the first six months of 1997, the Company paid dividends of $.14 per share, or a total of $546,000.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through June 30, 1997, the Company had purchased a total of 377,528 shares, for an aggregate purchase price of $2.0 million. The Company repurchased 26,940 shares at a total cost of $302,000 during 1997.

In January 1997, the Company received a $10.0 million final payment on an insurance settlement from the 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas. The Company is not currently able to estimate the amount of such proceeds that will be expended to complete repairs to the building.

In January 1997, the Company refinanced the mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

Also in January 1997, the Company refinanced the mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million. The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, fund a tax escrow and to pay various closing costs associated with the refinancing.

In February 1997, the Company refinanced the mortgage debt secured by the Spa Cove Apartments in Annapolis, Maryland in the amount of $12.2 million. The Company received net cash of $245,000 after the payoff of $11.6 million in existing mortgage debt, funding a tax escrow and the payment of various closing costs associated with the refinancing.

In February 1997, the Company completed the sale of two properties which were under contract for sale at December 31, 1996, (i) the Fiesta Mart, a shopping center in San Angelo, Texas and, (ii) a .9976 acre parcel of land in the central business district of Dallas, Texas. The Company received net cash of $3.0 million after the payoff of $90,000 in existing mortgage debt secured by the Fiesta Mart and the payment of various closing costs associated with the sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In March 1997, the Company purchased (i) the Crescent Place, an apartment complex in Houston, Texas for $2.3 million, consisting of $500,000 in cash and new mortgage financing of $1.8 million, (ii) the Savings of America Building, an office building in Houston, Texas, for $1.6 million in cash and (iii) Terrace Hills, an apartment complex in El Paso, Texas, for $6.2 million consisting of $1.4 million in cash and new mortgage financing of $4.8 million.

Also in March 1997, the Company refinanced the mortgage debt secured by President's Square, a shopping center in San Antonio, Texas. The Company received net cash of $600,000 after the payoff of $1.2 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

In April 1997, the Company sold a foreclosed single family residence in Scottsdale, Arizona, for $778,000 in cash.

In May 1997, the Company purchased (i) the Treehouse Apartments, an apartment complex in Irving, Texas, for $3.4 million in cash and (ii) the Villas at Countryside, an apartment complex in Sterling, Virginia, for $6.3 million, consisting of $1.1 million in cash and the assumption of the existing mortgage of $5.2 million. Also in May 1997, the Company accepted a discounted early payoff of $2,075,000 in settlement of a mortgage note receivable with a principal balance of $2,110,000.

In June 1997, the Company obtained mortgage financing secured by the previously unencumbered Treehouse Apartments in the amount of $2.8 million. The Company received net cash of $2.3 million after funding required tax, insurance and repair escrows and the payment of various closing costs associated with the financing.

The Company's management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Company's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Company's net loss for the three and six months ended June 30, 1997 was $1.0 million and $1.2 million as compared to a net loss of $4.0 million and $5.0 million in the corresponding periods in 1996. Net loss for the three and six months ended June 30, 1997 includes gains on sale of real estate of $55,000 and $1.5 million, respectively. The 1996 net loss includes an extraordinary gain of $48,000, gains on sales of real estate of $1.7 million and a provision for loss of $1.6 million. Fluctuations in these and other components of the Company's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents in the three and six months ended June 30, 1997 were $13.3 million and $25.4 million compared to $11.0 million and $22.1 million in the corresponding periods in 1996. Of the increases, $970,000 and $1.8 million for the three and six months ended June 30, 1997 relates to an increase in rental rates at the Company's commercial properties, $65,000 and $301,000 relates to a decrease in discounts and concessions given primarily at the Company's office buildings, and $1.6 million and $2.2 million is due to the acquisition of ten properties subsequent to June 30, 1996. These increases are partially offset by decreases of $235,000 and $695,000 for the three and six months ended June 30, 1997 due to the sale of three properties subsequent to June 30, 1996. Rents are expected to continue to increase due to a full year of revenue from properties acquired in 1996 and 1997.

Interest income for the three and six months ended June 30, 1997 of $364,000 and $773,000 was comparable to the $353,000 and $765,000 for the corresponding periods in 1996. Interest income for the remaining six months of 1997 is expected to be comparable to that of the first six months of 1997.

Property operations expense in the three and six months ended June 30, 1997 was $7.8 million and $15.0 million as compared to $6.9 million and $14.3 million in the corresponding periods in 1996. Of the increases, $1.1 million and $1.6 million is due to the acquisition of ten properties subsequent to June 30, 1996. These increases are partially offset by decreases of $189,000 and $487,000 due to the sale of three properties subsequent to June 30, 1996 and $164,000 and $562,000 is due to a decrease in operating expenses at Republic Towers. Property operating expenses are expected to increase due to a full year of operations from properties acquired in 1996 and 1997.

Interest expense increased from $3.7 million and $7.4 million in the three and six months ended June 30, 1996 to $3.9 million and $7.8 million in the three and six months ended June 30, 1997. Of the increases, $175,000 and $205,000 is due to the debt incurred on four of ten properties acquired subsequent to June 30, 1996 and $65,000 and $236,000 is due to refinancings and financing obtained on properties previously unencumbered. These increases are partially offset by decreases of $3,000 and $68,000 due to properties sold subsequent to June 30, 1996. Interest expense for the remaining six months of 1997 is expected to be comparable to that of the first six months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Depreciation expense increased to $2.4 million and $4.6 million for the three and six months ended June 30, 1997 compared to $2.1 million and $4.2 million in the corresponding periods in 1996. The increases are due to the acquisition of ten properties subsequent to June 30, 1996 with five of the properties being acquired in the first six months of 1997. The increases are partially offset by the sale of three properties in 1997. Depreciation is expected to continue to increase during the remaining six months of 1997 as a result of a full year of depreciation on the properties acquired in 1996 and the properties acquired in 1997.

Advisory fees increased to $491,000 and $956,000 for the three and six months ended June 30, 1997 compared to $468,000 and $946,000 in the corresponding periods in 1996. Advisory fees are expected to continue to increase with increases in the Company's gross assets, the basis for such fee, as a result of property acquisitions in 1997.

General and administrative expenses increased to $647,000 and $1.3 million for the three and six months ended June 30, 1997 compared to $567,000 and $1.1 million in the corresponding periods in 1996. The increases are mainly due to legal fees related to Republic Towers litigation and an increase in other professional fees.

Equity in earnings of investees was income of $429,000 and $777,000 for the three and six months ended June 30, 1997 compared to a loss of $1,000 and $46,000 for the corresponding periods in 1996. Included in equity earnings of investees for the three and six months ended June 30, 1997 are gains on sale of real estate of $416,000 and $747,000, the Company's equity share of the gains recognized by Income Opportunity Realty Investors, Inc. ("IORI") on the sale of two of its apartment complexes. At August 1, 1997, the Company owned approximately 22.5% of IORI's outstanding shares of common stock.

In the six months ended June 30, 1997, the Company recognized gains totaling $1.5 million on the sale of (i) the Fiesta Mart, a shopping center, (ii) a parcel of land in the Dallas central business district, both of which were under contract for sale at December 31, 1996 and (iii) a foreclosed single family residence. In the six months ended June 30, 1996, the Company recognized gains of $1.7 million on the sales of Cheyenne Mountain land and Park Forest Apartments. In the six months ended June 30, 1996, the Company recognized an extraordinary gain of $48,000 on the paydown of the mortgage debt secured by the Dunes Plaza, a shopping center. No such gain was recognized in 1997.

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

                            -----------------------

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

Separately in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intended to assert that certain actions taken by the Board of Directors breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the Amendment. As a result of the hearing, the parties entered into a revised Amendment. The Court issued an order approving the Amendment on July 3, 1997.

The Amendment provides for the addition of four new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual meeting of stockholders on May 8, 1997, at which meeting the Company's stockholders were asked to consider and vote upon (i) the election of Directors of the Company and (ii) the renewal of the Company's advisory agreement with Basic Capital Management, Inc.
("BCM").

At such meeting the Company's stockholders elected the following individuals as Directors of the Company:

                                                 Shares Voting
                                     -------------------------------------
                                                                Withheld
         Trustee                       For                      Authority
         -------                     ---------                 -----------
         Ted P. Stokely              2,954,683                   53,484
         Edward L. Tixier            2,955,533                   52,634
         Martin L. White             2,954,831                   53,336
         Edward G. Zampa             2,955,758                   52,409

Also at such meeting the Company's stockholders approved the renewal of the Company's advisory agreement with BCM until the next annual meeting of the Company's stockholders with 2,797,625 votes for the proposal, 71,339 votes against the proposal and 52,990 votes abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


Exhibit
Number                                Description
--------       ---------------------------------------------


 27.0          Financial Data Schedule



(b)      Reports on Form 8-K as follows:

         None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TRANSCONTINENTAL REALTY
                                            INVESTORS, INC.






Date:      August 7, 1997                   By:  /s/ Randall M. Paulson
     ---------------------------               --------------------------------
                                                 Randall M. Paulson
                                                 President






Date:      August 7, 1997                   By:  /s/ Thomas A. Holland
     ---------------------------               --------------------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Six Months ended June 30, 1997





Exhibit                                                                 Page
Number                                   Description                    Number
------              --------------------------------------------------  -------

   27.0             Financial Data Schedule                               20