Form 10-Q
period 1997-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1997-11-07
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                                         ----------------------

                          Commission File Number 1-9240
                                                --------


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Nevada                                               94-6565852
--------------------------------                           -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, Texas       75231
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
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                             3,899,487
----------------------------                ---------------------------------
          (Class)                           (Outstanding at October 31, 1997)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,  December 31,
                                                            1997          1996
                                                          --------      --------
                Assets                                    (dollars in thousands)

Notes and interest receivable
   Performing ......................................      $  4,453      $  9,075
   Nonperforming, nonaccruing ......................           404           457
                                                          --------      --------
                                                             4,857         9,532
Less - allowance for estimated losses ..............          (891)         (926)
                                                          --------      --------
                                                             3,966         8,606

Foreclosed real estate held for sale ...............            --           910

Real estate held for sale, net of accumulated
   depreciation ($76 in 1996) ......................           281         2,089
                                                          --------      --------
                                                               281         2,999

Real estate held for investment, net of
   accumulated depreciation ($57,319 in 1997 and
   $50,310 in 1996) ................................       256,636       217,410
Investment in real estate entities .................         4,290         4,578
Cash and cash equivalents ..........................         4,449           960
Other assets (including $412 in 1997 and $960 in
   1996 from affiliates) ...........................        10,577        10,818
                                                          --------      --------
                                                          $280,199      $245,371
                                                          ========      ========

       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .........................      $193,069      $158,692

Other liabilities (including $167 in 1997 and $535
   in 1996 to affiliates) ..........................        12,160         7,320
                                                          --------      --------
                                                           205,229       166,012

Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 3,899,487 shares
   in 1997 and 3,926,445 shares in 1996 ............            39            39
Paid-in capital ....................................       217,831       218,133
Accumulated distributions in excess of
   accumulated earnings ............................      (142,900)     (138,813)
                                                          --------      --------
                                                            74,970        79,359
                                                          --------      --------
                                                          $280,199      $245,371
                                                          ========      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three Months          For the Nine Months
                                       Ended September 30,          Ended September 30,
                                      --------------------          -------------------
                                     1997          1996           1997             1996
                                 -------------  -----------   -----------       ---------
                                          (dollars in thousands, except per share)

Income
   Rents ......................      $  13,781  $    11,415   $    39,205       $  33,561
   Interest ...................            510          361         1,283           1,126
                                 -------------  -----------   -----------       ---------
                                        14,291       11,776        40,488          34,687

Expenses
   Property operations ........          8,378        7,040        23,403          21,372
   Interest ...................          4,242        3,794        12,004          11,217
   Depreciation ...............          2,443        2,125         7,048           6,290
   Advisory fee to affiliate ..            503          464         1,459           1,410
   General and administrative .            713          632         1,977           1,779
   Provision for losses .......             --           --            --           1,579
                                 -------------  -----------   -----------       ---------
                                        16,279       14,055        45,891          43,647
                                 -------------  -----------   -----------       ---------

(Loss) from operations ........         (1,988)      (2,279)       (5,403)         (8,960)

Equity in income (loss) of
   investees ..................            (97)         (56)          680            (102)
Gain (loss) on sale of real
   estate .....................             --          (71)        1,455           1,579
                                 -------------  -----------   -----------       ---------

(Loss) before extraordinary
   gain .......................         (2,085)      (2,406)       (3,268)         (7,483)

Extraordinary gain ............             --          208            --             256
                                 -------------  -----------   -----------       ---------

Net (loss) ....................  $      (2,085) $    (2,198)  $    (3,268)      $  (7,227)
                                 =============  ===========   ===========       =========


Earnings Per Share
(Loss) before extraordinary
   gain .......................  $        (.53) $      (.60)  $      (.83)      $   (1.86)
Extraordinary gain ............             --  $       .05            --             .06
                                 -------------  -----------   -----------       ---------

Net (loss) ....................  $        (.53) $      (.55)  $      (.83)      $   (1.80)
                                 =============  ===========   ===========       =========

Weighted average Common
   shares used in computing
   earnings per share .........      3,899,487    4,012,275     3,910,991       4,012,275
                                 =============  ===========   ===========       =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997

                                                                      Accumulated
                                                                     Distributions
                                       Common Stock                  in Excess of
                                       ------------      Paid-in      Accumulated  Stockholders'
                                    Shares    Amount     Capital       Earnings      Equity
                                  ---------  --------   ---------     ---------     --------
                                             (dollars in thousands, except per share)

Balance, January 1, 1997 ....     3,926,445    $  39    $ 218,133     $(138,813)    $ 79,359



Fractional shares ...........           (18)      --           --            --           --


Repurchase of Common Stock ..       (26,940)      --         (302)           --         (302)


Dividends ($.21 per share) ..            --       --           --          (819)        (819)


Net (loss) ..................            --       --           --        (3,268)      (3,268)
                                  ---------    -----    ---------     ---------     --------

Balance, September 30, 1997       3,899,487    $  39    $ 217,831     $(142,900)    $ 74,970
                                  =========    =====    =========     =========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months
                                                            Ended September 30,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                                                          (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ................................      $ 41,841       $ 33,667
   Interest collected .............................           882            946
   Interest paid ..................................       (11,389)       (10,535)
   Payments for property operations ...............       (29,922)       (22,033)
   Advisory fee paid to affiliate .................        (1,409)        (1,414)
   General and administrative expenses paid .......        (2,062)        (1,834)
   Distributions from operating cash flow of equity
      investees ...................................         1,695            419
   Insurance settlement ...........................         9,633           --
   Other ..........................................          (580)        (4,211)
                                                         --------       --------

      Net cash provided by (used in) operating
         activities ...............................         8,689         (4,995)


Cash Flows from Investing Activities
   Acquisition of real estate .....................       (13,100)        (4,787)
   Real estate improvements .......................        (4,408)        (2,565)
   Proceeds from sale of real estate ..............         3,710          5,973
   Collections on notes receivable ................         5,028            887
   Contributions to equity investees ..............          (727)          (152)
                                                         --------       --------

      Net cash (used in) investing activities .....        (9,497)          (644)


Cash Flows from Financing Activities
   Payments on notes payable ......................       (24,995)       (11,020)
   Proceeds from notes payable ....................        32,181         11,550
   Deferred borrowing costs .......................        (1,358)          (633)
   Reimbursements to advisor ......................          (410)          (309)
   Repurchase of Common Stock .....................          (302)          --
   Dividends to stockholders ......................          (819)          (869)
                                                         --------       --------

      Net cash provided by (used in) financing
         activities ...............................         4,297         (1,281)


Net increase (decrease) in cash and cash
   equivalents ....................................         3,489         (6,920)
Cash and cash equivalents, beginning of period ....           960          9,620
                                                         --------       --------

Cash and cash equivalents, end of period ..........      $  4,449       $  2,700
                                                         ========       ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                           For the Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1997           1996
                                                         --------       -------
                                                          (dollars in thousands)

Reconciliation of net (loss) to net cash
   provided by (used in) operating activities
Net (loss) ........................................      $ (3,268)      $(7,227)
Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities
   Depreciation and amortization ..................         7,294         6,776
   Provision for losses ...........................            --         1,579
   Gain on sale of real estate ....................        (1,455)       (1,579)
   Extraordinary gain .............................            --          (256)
   Equity in (income) loss of equity investees ....          (680)          102
   Distributions from operating cash flow of equity
      investees ...................................         1,695           419
   (Increase) in interest receivable ..............          (244)         (239)
   (Increase) decrease in other assets ............        (7,382)          470
   Increase in interest payable ...................           211           196
   Increase (decrease) in other liabilities .......        12,518        (5,236)
                                                         --------       -------

      Net cash provided by (used in) operating
         activities ...............................      $  8,689       $(4,995)
                                                         ========       =======



Schedule of noncash investing and financing activities

Notes payable from purchase of real estate ........      $  7,744       $    --


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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

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

In March 1997, the Company purchased the Terrace Hills Apartments, a 310 unit apartment complex in El Paso, Texas, for $6.2 million. The Company paid $1.4 million in cash and obtained mortgage financing of $4.8 million. The mortgage bears interest at 8.07% per annum, requires monthly payments of principal and interest of $35,086 and matures in

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)

April 2007. The Company paid a real estate brokerage commission of $193,000 to Carmel Realty and a real estate acquisition fee of $62,000 to BCM based on the $6.2 million purchase price of the property.

In March 1997, the Company purchased the Crescent Place Apartments, a 120 unit apartment complex in Houston, Texas, for $2.3 million. The Company paid $500,000 in cash and obtained mortgage financing of $1.8 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $13,552 and matures in April 2004. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty and a real estate acquisition fee of $24,000 to BCM based on the $2.3 million purchase price of the property.

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

In August 1997, the Company purchased an 8.844 acre parcel of undeveloped land in downtown Dallas, Texas, for $11.0 million. The Company paid $2.2 million in cash with the seller providing purchase money financing of the remaining $8.8 million of the purchase price. The financing bears interest at 8.5% per annum, requires monthly payments of principal and interest of $67,664 and matures in September 2002. The Company paid a real estate brokerage commission of $285,000 to Carmel Realty and a real estate acquisition fee of $110,000 to BCM based on the $11.0 million purchase price of the property.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)

In September 1997, the Company purchased the Bonita Plaza, a 47,777 square foot office building in Bonita, California, for $5.7 million. The Company paid $1.7 million in cash and obtained mortgage financing of $4.0 million. The mortgage bears interest at a variable rate, currently 10.5% per annum, requires monthly payments of interest of $34,956 and matures in September 1998. The Company paid a real estate brokerage commission of $183,000 to Carmel Realty and a real estate acquisition fee of $57,000 to BCM based on the $5.7 million purchase price of the property.

Also in September 1997, the Company purchased the Country Bend Apartments, a 166 unit apartment complex in Fort Worth, Texas, for $3.4 million. The Company paid $743,000 in cash and assumed the existing mortgage of $2.6 million. The mortgage bears interest at 8.82% per annum, requires monthly payments of principal and interest of $21,913 and matures in May 2005. The Company paid a real estate brokerage commission of $121,000 to Carmel Realty and a real estate acquisition fee of $34,000 to BCM based on the $3.4 million purchase price of the property.

NOTE 3.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1997 (dollars in thousands):

Rents and interest income.............      $14,610
Depreciation .........................        1,517
Property operations ..................        6,940
Interest expense .....................        3,202
                                            -------

Net income ...........................      $ 2,951

The Company owns a 60% general partner interest in Nakash Income Associates, which in turn, owns a wraparound mortgage note receivable secured by a shopping center in Maulden, Missouri. The shopping center is owned by Mountain Home Associates ("MHA"). In August 1997, MHA refinanced the matured mortgage secured by the shopping center in the amount of $850,000. The new mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $13,000 and matures in May 2005. The Company contributed $271,000 to MHA to pay off the existing mortgage debt of $1.0 million. MHA also paid a mortgage brokerage and equity refinancing fee of $9,000 to BCM based on the $850,000 financing.

The Company owns a combined 63.7% general and limited partner interest in Tri-City Limited Partnership ("Tri-City"), which owns five properties in Texas.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

 In September 1997, Tri-City obtained first mortgage financing of $1.9 million secured by the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The mortgage bears interest at 7.905% per annum, requires monthly payments of principal and interest of $14,415 and matures in September 2007. The Company received $1.1 million of the net financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $19,000 to BCM, based on the $1.9 million financing.

NOTE 4.  NOTES AND INTEREST PAYABLE

In January 1997, the Company refinanced the matured mortgage debt in the amount of $6.3 million secured by 74 New Montgomery, an office building in San Francisco, California. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and to pay various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $53,996 and matures in January 2004. The Company paid a mortgage brokerage and equity refinancing fee of $63,000 to BCM based on the $6.3 million refinancing.

Also in January 1997, the Company refinanced the matured mortgage debt in the amount of $6.2 million secured by the Woods Edge Apartments in Rockville, Maryland. The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, fund a tax escrow and pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $46,035 and matures in February 2007. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the $6.2 million refinancing.

In February 1997, the Company refinanced the matured mortgage debt in the amount of $12.2 million secured by the Spa Cove Apartments in Annapolis, Maryland. The Company received net cash of $245,000 after the payoff of $11.6 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund a tax escrow and pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.015% per annum, requires monthly payments of principal and interest of $89,529 and matures in March 2007. The Company paid a mortgage brokerage and equity refinancing fee of $122,000 to BCM based on the $12.2 million refinancing.

In March 1997, the Company refinanced the mortgage debt in the amount of $1.9 million scheduled to mature in December 1997 and secured by President's Square, a shopping center in San Antonio, Texas. The Company received net cash of $600,000 after the payoff of $1.2 million

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  NOTES AND INTEREST PAYABLE (Continued)

in existing debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.44% per annum, requires monthly payments of principal and interest of $16,521 and matures in March 2009. The Company paid a mortgage brokerage and equity refinancing fee of $19,000 to BCM based on the $1.9 million refinancing.

In May 1997, the mortgage debt in the amount of $618,000 secured by the Sheboygan Shopping Center in Sheboygan, Wisconsin matured. The Company is in negotiations with the lender to extend the loan and expects to be successful in such negotiations, but if not successful, the Company intends to payoff the loan.

In June 1997, the Company obtained mortgage financing of $2.8 million secured by the previously unencumbered Treehouse Apartments in Irving, Texas. The Company received net cash of $2.3 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.28% per annum, requires monthly payments of principal and interest of $21,994 and matures in July 2007. The Company paid a mortgage brokerage and equity refinancing fee of $28,000 to BCM based on the $2.8 million financing.

In August 1996, the Company modified and extended the matured mortgage debt secured by the Northtown Mall Shopping Center in Dallas, Texas. The Company paid $450,000 in principal paydowns to extend the loan's maturity date to March 31, 1997. In October 1997, the Company made a $200,000 principal paydown and extended the loan to December 31, 1997.

In August 1997, the Company obtained mortgage financing of $1.3 million secured by the previously unencumbered Savings of America Office Building in Houston, Texas. The Company received net cash of $1.2 million after funding a required tax escrow and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.49% per annum, requires monthly payments of principal and interest of $10,371 and matures in September 2007. The Company paid a mortgage brokerage and equity refinancing fee of $13,000 to BCM based on the $1.3 million refinancing.

In August 1997, the mortgage debt in the amount of $2.6 million secured by the Shaws Plaza in Sharon, Massachusetts matured. The Company is in negotiations with the lender to extend the loan and expects to be successful in such negotiations, but if not successful, the Company intends to payoff the loan.

In September 1997, the Company obtained mortgage financing of $1.5 million secured by the previously unencumbered Carseka Apartments in Los Angeles, California. The Company received net cash of $1.5 million after funding required tax and insurance escrows and the payment of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  NOTES AND INTEREST PAYABLE (Continued)

various closing costs associated with the financing. The mortgage bears interest at 7.6% per annum, requires monthly payments of principal and interest of $10,768 and matures in October 2007. The Company paid a mortgage brokerage and equity refinancing fee of $15,250 to BCM based on the $1.5 million financing.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 6.  SUBSEQUENT EVENTS

In October 1997, the Company purchased the Sandstone Apartments, a 238 unit apartment complex in Mesa, Arizona, for $7.9 million. The Company paid $2.0 million in cash and assumed the existing mortgage of $5.9 million. The mortgage bears interest at a variable rate, currently 8.25% per annum, requires monthly payments of principal and interest of $45,087 for the first sixty months and thereafter requires monthly payments of principal and interest of $49,962 and matures in August 2004. The Company paid a real estate brokerage commission of $228,000 to Carmel Realty and an acquisition fee of $79,000 to BCM based on the $7.9 million purchase price of the property.

In October 1997, the Company purchased the Encon Warehouse, a 279,290 square foot warehouse facility in Fort Worth, Texas, for $4.7 million. The Company paid $1.2 million in cash and obtained mortgage financing of $3.5 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of interest only of $24,972 for the first thirty-six months and thereafter requires monthly payments of principal and interest of $26,912 and matures in October 2007. The Company paid a real estate brokerage commission of $161,000 to Carmel Realty and a real estate acquisition fee of $47,000 to BCM based on the $4.7 million purchase price of the property.

In October 1997, the Company purchased the Sunchase Apartments, a 300 unit apartment complex in Odessa, Texas, for $3.6 million. The Company paid $1.5 million in cash and assumed the existing mortgage of $2.1 million. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $17,621 and matures in June 2001. The Company paid a real estate brokerage commission of $127,000 to Carmel Realty and an acquisition fee of $36,000 to BCM based on the $3.6 million purchase price of the property.

Also in October 1997, the Company refinanced the mortgage debt in the amount of $2.0 million secured by the South Cochran Apartments in Los Angeles, California. The Company received net cash of $921,000 after the payoff of $902,000 in existing mortgage debt, funding of tax and

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  SUBSEQUENT EVENTS (Continued)

insurance escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.62% per annum, requires monthly payments of principal and interest of $13,795 and matures in November 2007. The Company paid a mortgage brokerage and equity refinancing fee of $20,000 to BCM based on the $2.0 million refinancing.

                             -----------------------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.4 million at September 30, 1997 compared with $960,000 at December 31, 1996. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

In the first nine months of 1997, the Company paid dividends of $.21 per share, or a total of $819,000.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through September 30, 1997, the Company had purchased a total of 377,528 shares, for an aggregate purchase price of $2.0 million. The Company repurchased 26,940 shares at a total cost of $302,000 during 1997.

In January 1997, the Company received a $9.6 million final payment on an insurance settlement from the 1995 hail storm and flood damage to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Republic Towers Office Building in Dallas, Texas. The Company is not currently able to estimate the amount of such proceeds that will be expended to complete repairs to the building.

In January 1997, the Company refinanced the mortgage debt in the amount of $6.3 million secured by 74 New Montgomery, an office building in San Francisco, California. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

Also in January 1997, the Company refinanced the mortgage debt in the amount of $6.2 million secured by the Woods Edge Apartments in Rockville, Maryland. The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, fund a tax escrow and to pay various closing costs associated with the refinancing.

In February 1997, the Company refinanced the mortgage debt in the amount of $12.2 million secured by the Spa Cove Apartments in Annapolis, Maryland. The Company received net cash of $245,000 after the payoff of $11.6 million in existing mortgage debt, funding a tax escrow and the payment of various closing costs associated with the refinancing.

In February 1997, the Company completed the sale of two properties which were under contract for sale at December 31, 1996, (i) the Fiesta Mart, a shopping center in San Angelo, Texas, and (ii) a .9976 acre parcel of land in the central business district of Dallas, Texas. The Company received net cash of $3.0 million after the payoff of $90,000 in existing mortgage debt secured by the Fiesta Mart and the payment of various closing costs associated with the sales.

In March 1997, the Company purchased (i) the Crescent Place, an apartment complex in Houston, Texas, for $2.3 million, consisting of $500,000 in cash and mortgage financing of $1.8 million, (ii) the Savings of America Building, an office building in Houston, Texas, for $1.6 million in cash and (iii) Terrace Hills, an apartment complex in El Paso, Texas, for $6.2 million consisting of $1.4 million in cash and mortgage financing of $4.8 million.

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

In June 1997, the Company obtained mortgage financing in the amount of $2.8 million secured by the previously unencumbered Treehouse Apartments. The Company received net cash of $2.3 million after funding required tax, insurance and repair escrows and the payment of various closing costs associated with the financing.

In August 1997, the Company obtained mortgage financing in the amount of $1.3 million secured by the previously unencumbered Savings of America Office Building. The Company received net cash of $1.2 million after funding a required tax escrow and the payment of various closing costs associated with the financing.

In August 1997, the Company purchased an 8.844 acre parcel of undeveloped land in downtown Dallas, Texas, for $11.0 million. The Company paid $2.2 million in cash and the seller provided purchase money financing of $8.8 million.

In August 1997, the Company received cash of $72,000 from the early payoff of two mortgage notes receivable.

Also in August 1997, Mountain Home Associates, an equity investee refinanced the matured mortgage debt secured by a shopping center in Maulden, Missouri in the amount of $850,000. The Company contributed $271,000 to the partnership to pay off the existing mortgage debt.

In September 1997, Tri-City Limited Partnership, an equity investee, obtained mortgage financing of $1.9 million on the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The Company received $1.1 million of the net financing proceeds.

Also in September 1997, the Company purchased (i) the Bonita Plaza, an office building in Bonita, California, for $5.7 million, consisting of $1.7 million in cash and mortgage financing of $4.0 million and (ii) Country Bend Apartments, an apartment complex in Fort Worth, Texas, for $3.4 million, consisting of $743,000 in cash and an assumed mortgage of $2.6 million.

Further in September 1997, the Company received $2.8 million in payment of a wraparound mortgage note receivable, prior to maturity. Included in interest income in the accompanying Consolidated Statement of Operations is $248,000 of an unamortized discount on such note receivable.

In October 1997, the Company purchased (i) Sandstone Apartments, an apartment complex in Mesa, Arizona, for $7.9 million, consisting of $2.0 million in cash and assumed financing of $5.9 million; (ii) Encon

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Warehouse, a warehouse facility in Fort Worth, Texas, for $4.7 million, consisting of $1.2 million in cash and mortgage financing of $3.5 million; and
(iii) Sunchase Apartments, an apartment complex in Odessa, Texas, for $3.6 million, consisting of $1.5 million in cash and assumed financing of $2.1 million.

Also in October 1997, the Company refinanced the mortgage debt secured by the South Cochran Apartments in Los Angeles, California. The Company received net cash of $933,000 after the payoff of $902,000 in existing mortgage debt, funding of tax and insurance escrows and the payment of various closing costs associated with the refinancing.

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

Results of Operations

The Company's net loss for the three and nine months ended September 30, 1997 was $2.1 million and $3.3 million as compared to a net loss of $2.2 million and $7.2 million in the corresponding periods in 1996. Net loss for the nine months ended September 30, 1997 includes gains on sale of real estate of $1.5 million. The 1996 net loss includes an extraordinary gain of $256,000, gains on sales of real estate of $1.6 million and a provision for loss of $1.6 million. Fluctuations in these and other components of the Company's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents in the three and nine months ended September 30, 1997 were $13.8 million and $39.2 million compared to $11.4 million and $33.6 million in the corresponding periods in 1996. Of the increases, $531,000 and $1.6 million for the three and nine months ended September 30, 1997 relates to an increase in rental rates at the Company's properties, $20,000 and $516,000 relates to a decrease in discounts and concessions primarily at the Company's office buildings, and $1.8 million and $4.0 million is due to the acquisition of thirteen properties in 1996 and 1997. These increases are partially offset by decreases of $10,000 and $705,000 for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the three and nine months ended September 30, 1997 due to the sale of three properties subsequent to September 30, 1996. Rents are expected to continue to increase due to properties acquired in 1996 and 1997.

Interest income increased from $361,000 and $1.1 million in the three and nine months ended September 30, 1996 to $510,000 and $1.3 million in the three and nine months ended September 30, 1997. Of the increases, $248,000 for the three and nine months ended September 30, 1997 is due to a writeoff of unamortized discount from the early payoff of a mortgage note receivable and an increase in interest earned on the short-term investment of the Company's excess cash. These increases are partially offset by decreases of $101,000 and $132,000 for the three and nine months ended September 30, 1997 due to two mortgage notes receivable paid in full in 1997. Interest income for the remainder of 1997 is expected to approximate that of the third quarter of 1997, excluding the unamortized discount discussed above.

Property operations expense in the three and nine months ended September 30, 1997 was $8.4 million and $23.4 million as compared to $7.0 million and $21.4 million in the corresponding periods in 1996. Of the increases, $1.4 million and $3.0 million is due to the acquisition of thirteen properties in 1996 and 1997. These increases are partially offset by decreases of $39,000 and $526,000 due to the sale of three properties subsequent to September 30, 1996 and $153,000 and $715,000 due to a decrease in operating expenses at Republic Towers. Property operating expenses are expected to continue to increase due to properties acquired in 1996 and 1997.

Interest expense increased from $3.8 million and $11.2 million in the three and nine months ended September 30, 1996 to $4.2 million and $12.0 million in the three and nine months ended September 30, 1997. Of the increases, $280,000 and $622,000 is due to the debt incurred or assumed on five of thirteen properties acquired in 1996 and 1997 and $115,000 and $380,000 is due to refinancings and financing obtained on previously unencumbered properties. Interest expense for the remainder of 1997 is expected to be comparable to that of the third quarter of 1997.

Depreciation expense increased to $2.4 million and $7.0 million for the three and nine months ended September 30, 1997 compared to $2.1 million and $6.3 million in the corresponding periods in 1996. The increases are due to the acquisition of thirteen properties in 1996 and 1997 with seven of the properties being acquired in the first nine months of 1997. The increases are partially offset by the sale of three properties in 1997. Depreciation is expected to continue to increase during the remainder of 1997 as a result of depreciation on the properties acquired in 1996 and in 1997.

Advisory fees increased to $503,000 and $1.5 million for the three and nine months ended September 30, 1997 compared to $464,000 and $1.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million in the corresponding periods in 1996. Advisory fees are expected to continue to increase with increases in the Company's gross assets, the basis for such fee.

General and administrative expenses increased to $713,000 and $2.0 million for the three and nine months ended September 30, 1997 compared to $632,000 and $1.8 million in the corresponding periods in 1996. The increases are mainly due to legal fees related to Republic Towers litigation and an increase in other professional fees.

Equity in earnings of investees was a loss of $97,000 and income of $680,000 for the three and nine months ended September 30, 1997 compared to losses of $56,000 and $102,000 for the corresponding periods in 1996. Included in equity earnings of investees for the nine months ended September 30, 1997 are gains on sale of real estate of $747,000, which is the Company's equity share of the gains recognized by Income Opportunity Realty Investors, Inc. ("IORI") on the sale of two of its apartment complexes. At October 31, 1997, the Company owned approximately 22.5% of IORI's outstanding shares of common stock.

In the nine months ended September 30, 1997, the Company recognized gains totaling $1.5 million from the sale of (i) the Fiesta Mart, a shopping center,
(ii) a parcel of land in the Dallas central business district, both of which were under contract for sale at December 31, 1996 and (iii) a foreclosed single family residence. In the nine months ended September 30, 1996, the Company recognized gains totaling $1.6 million from the sales of Cheyenne Mountain land and Park Forest Apartments. In the three and nine months ended September 30, 1996, the Company recognized an extraordinary gain of $208,000 and $256,000 on the paydown of the mortgage debt secured by the Dunes Plaza, a shopping center. No such gain was recognized in 1997.

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


                            ------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

Exhibit
Number                  Description

 27.0        Financial Data Schedule

(b)  Reports on Form 8-K as follows:


     A Current Report on Form 8-K, dated September 16, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Terrace Hills Apartments, the Crescent Place Apartments, the Savings of America Building, the Treehouse Apartments, the Villas at Countryside Apartments, the Bonita Plaza Office Building, the Country Bend Apartments, the Encon Warehouse, the Sandstone Apartments and the Sunchase Apartments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRANSCONTINENTAL REALTY
                                         INVESTORS, INC.






Date:    November 7, 1997                By:  /s/ Randall M. Paulson
     ------------------------               ----------------------------------
                                            Randall M. Paulson
                                            President






Date:    November 7, 1997                By:  /s/ Thomas A. Holland
     ------------------------               ----------------------------------
                                            Thomas A. Holland
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months ended September 30, 1997

  Exhibit                                                  Page
  Number          Description                             Number
  -----           -----------                             ------

   27.0   Financial Data Schedule                           24