Form 10-K405
period 1997-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1998-03-20
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 1998, the Registrant had 3,889,200 shares of Common Stock outstanding. Of the total shares outstanding 2,128,945 were held by other than those who may be deemed to be affiliates, for an aggregate value of $33,531,000 based on the last trade as reported on the New York Stock Exchange on March 6, 1998. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                      Documents Incorporated by Reference:
 Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                           Commission File No. 1-9525

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                               Page
                                                                               ----
                                     PART I

Item 1.     Business.............................................                3

Item 2.     Properties...........................................                7

Item 3.     Legal Proceedings....................................               24

Item 4.     Submission of Matters to a Vote of Security
               Holders...........................................               25


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters...............................               26

Item 6.     Selected Financial Data..............................               27

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............               28

Item 8.     Financial Statements and Supplementary Data..........               36

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............               71


                                    PART III

Item 10.    Directors, Executive Officers and Advisor of the
               Registrant........................................               71

Item 11.    Executive Compensation...............................               80

Item 12.    Security Ownership of Certain Beneficial Owners and
               Management........................................               83

Item 13.    Certain Relationships and Related Transactions.......               84


                                     PART IV

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K.................               87

Signature Page...................................................               89

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

The Company's real estate at December 31, 1997 consisted of 62 properties held for investment, six partnership properties and five properties held for sale which were primarily obtained through foreclosure. Fifteen of the Company's properties held for investment were purchased during 1997. The Company's mortgage notes receivable portfolio at December 31, 1997 consisted of 20 mortgage loans. In addition, the Company has an interest in a partnership which holds a wraparound mortgage loan. The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

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

The Company's business is not seasonal. The Company has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, the Company's plan of operation is to consider all types of real estate, but in an attempt to bring balance to its real estate portfolio, the Company will focus on apartments, primarily located in the Southeast and Southwest regions of the United States. In making any new real estate investments, emphasis will be on acquiring properties generating current cash flow. The Company expects to continue to invest in and improve these assets to maximize both their immediate and longer term value.

The Company expects to consider property sales opportunities for properties in stabilized real estate markets where the Company's properties have reached their potential. The Company may also be an opportunistic seller of properties in markets that have become overheated, i.e. an abundance of buyers.

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

The Company has determined that in 1998 it will seek to fund or acquire new mortgage loans to take advantage of favorable interest rate spreads or profit participation opportunities. The Company may also originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company intends to service and hold for investment the mortgage notes in its portfolio. The Company may, however, borrow against its mortgage notes receivable using the proceeds from such borrowings to fund additional mortgage loans or for general working capital needs of the Company. The Company also intends to pursue its rights vigorously with respect to mortgage notes that are in default. The Company's Articles of Incorporation impose no limitations on the Company's investment policy with respect to mortgage loans and do not prohibit the Company from investing more than a specified percentage of its assets in any one mortgage loan.

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

BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement with the Company was approved by the Company's stockholders at the Company's annual meeting of stockholders held on May 8, 1997. BCM also serves as advisor to Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Investors, Inc. ("IORI"). The Directors of the Company are also trustees or directors of CMET and IORI and the officers of the Company are also officers of CMET and IORI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Randall M. Paulson, President of the Company, also serves as President of BCM, CMET and IORI, Executive Vice President of ART, and as the President and sole director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Company are also officers of ART and SAMI. As of March 6, 1998, the Company owned approximately 22.5% of IORI's outstanding shares of common stock and ART owned approximately 30.7% of the outstanding shares of the Company's Common Stock and approximately 29.8% of IORI's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

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

To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Company's properties are located, as well as by aggressive buyers attempting to penetrate or dominate a particular market.

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

In addition, as also described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with the Company in purchasing, selling, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, the

Advisor has informed the Company that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Company's management or Advisor. The illiquidity of real estate investments may also impair the ability of the Company to respond promptly to changing circumstances. The Company's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property investments or mortgage lending is concentrated in any particular region or property type, the advantages of diversification may be mitigated.


ITEM 2.  PROPERTIES

The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1997, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Company's real estate and mortgage notes receivable portfolios.

The Company's real estate portfolio consists of properties held for investment, properties held for sale, primarily obtained through foreclosure of the collateral securing mortgage notes receivable and investment in partnerships. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Company's real estate and further summary information with respect to the Company's properties held for investment, properties held for sale and its investment in partnerships.

At December 31, 1997, none of the Company's properties, mortgage notes receivable or investment in partnerships exceeded 10% or more of the Company's total assets. At December 31, 1997, 85% of the Company's assets consisted of properties held for investment, 2% consisted of properties held for sale, 1% consisted of mortgage notes and interest receivable and 1% consisted of investment in partnerships. The remaining 11% of the Company's assets at December 31, 1997 were invested in cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

The Company's real estate is geographically diverse.   At December 31, 1997, the
Company held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1997, the Company held mortgage notes receivable secured by apartments in the Southwest region and commercial properties in the Southeast region of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

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

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company owns 4 apartments and 10 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company owns 17 apartments and 8 commercial properties in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company owns 3 commercial properties in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company owns 2 commercial properties in this region.

    Pacific region comprised of the states of California, Oregon and Washington. The Company owns 4 apartments, 1 hotel and 3 commercial properties in this region.

Excluded from the above are six parcels of unimproved land, as described below.

Real Estate

At December 31, 1997, over 87% of the Company's assets were invested in real estate. The Company invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investment in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

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

The Company has typically invested in developed real estate, and has no current intentions to do otherwise, the Company may, however also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Company's Board of Directors). To the extent that the Company invests in construction and development projects, the Company would be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

At December 31, 1997, the Company had no properties on which significant capital improvements were in process.

In the opinion of the Company's management, the properties owned by the Company are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Company's real estate (other than a hotel in the Pacific region and six parcels of unimproved land, as described below) at December 31, 1997.

                                             Commercial
   Region                    Apartments      Properties
   ------                    ----------      ----------

Pacific ............              6%              7%
Midwest ............             --              11
Northeast ..........             13               3
Southwest ..........             62              30
Southeast ..........             19              44
Mountain ...........             --               5
                         ----------      ----------
                                100%            100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Company and does not reflect the value of the Company's investment in each region. The Company also owns six parcels of unimproved land, 3 parcels of 4.79 acres, 4.66 acres and 80 acres in the Southeast region and 3 parcels containing .9250 of an acre, 4.7 acres and 8.844 acres, in the Southwest region, all of which, other than the last two parcels, are held for sale. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

A summary of activity in the Company's owned real estate portfolio during 1997 is as follows:

     Owned properties in real estate portfolio at January
       1, 1997................................................           51
     Properties purchased.....................................           15
     Properties sold..........................................           (5)
     Land parcels retained at sale............................            2
     Property released........................................           (1)
                                                                      -----
     Owned properties in real estate portfolio at December
       31, 1997...............................................           62
                                                                      =====

Investment Properties. Set forth below are the Company's investment properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                         Rent Per
                                                                        Square Foot                  Occupancy %
                                               Units/            ----------------------         ----------------------
    Property          Location             Square Footage        1997     1996      1995         1997    1996     1995
-----------------  --------------          --------------       ------   ------    ------       ------  ------   ------
Apartments
----------
Arbor Point        Odessa, TX                    195 Units/
                                             178,920 Sq. Ft.    $  .41   $   .37   $   *          85       65        *
Carseka            Los Angeles, CA                54 Units/
                                              37,068 Sq. Ft.       .97       .93       *          98      100        *
Country Bend       Fort Worth, TX                166 Units/
                                             143,366 Sq. Ft.       .54       *         *          92       *         *
Coventry           Midland, TX                   120 Units/
                                             105,608 Sq. Ft.       .39       .37       *          96       92        *
Crescent Place     Houston, TX                   120 Units/
                                              95,464 Sq. Ft.       .57       *         *          93       *         *
Fairpark           Los Angeles, CA                49 Units/
                                              43,331 Sq. Ft.       .24       *         *          91       *         *
Fountain Village   Tucson, AZ                    410 Units/
                                             363,079 Sq. Ft.       .65       .65       .65        93       93        93
Gladstell Forest   Conroe, TX                    168 Units/
                                             121,536 Sq. Ft.       .67       .65       .62        92       92        94
Harper's Ferry     Lafayette, LA                 122 Units/
                                             112,500 Sq. Ft.       .51       .48       .47        97       96        94
Heritage           Tulsa, OK                     136 Units/
                                              92,464 Sq. Ft.       .64       .62       .60        95       95        94
Mariners Pointe    St. Petersburg, FL            368 Units/
                                             310,494 Sq. Ft.       .51       .51       .49        85       89        91
Sandstone          Mesa, AZ                      238 Units/
                                             146,320 Sq. Ft.       .30       *         *          93       *         *
Shadow Run         Pinellas Park, FL             276 Units/
                                             216,400 Sq. Ft.       .74       .71       .70        97       96        98
South Cochran      Los Angeles, CA                64 Units/
                                              43,100 Sq. Ft.       .96       .93       .93        96       96        97
Southgate          Odessa, TX                    180 Units/
                                             151,656 Sq. Ft.       .43       .39       *          87       63       *
Spa Cove           Annapolis, MD                 303 Units/
                                             305,989 Sq. Ft.       .77       .75       .75        94       93        95
Summerfield        Orlando, FL                   224 Units/
                                             203,940 Sq. Ft.       .63       .59       .56        93       92        89
Summerstone        Houston, TX                   242 Units/
                                             188,734 Sq. Ft.       .61       .59       .57        93       94        96
Sunchase           Odessa, TX                    300 Units/
                                             223,048 Sq. Ft.       .43       *         *          90       *         *

                                                                         Rent Per
                                                                       Square Foot/
                                               Units/               Average Room Rate                 Occupancy %
                                           Square Footage/      -----------------------        ------------------------
    Property          Location               Rooms/Acres         1997     1996      1995        1997     1996     1995
-----------------  --------------          ---------------      ------   ------    ------      ------   ------   ------
Apartments - Continued
----------
Terrace Hills      El Paso, TX                   310 Units/
                                             233,192 Sq. Ft.    $  .58   $   *     $   *          95       *         *
Timbers            Tyler, TX                     180 Units/
                                             101,666 Sq. Ft.       .54       *         *          92       *         *
Treehouse          Irving, TX                    160 Units/
                                             153,072 Sq. Ft.       .62       *         *          99       *         *
Villas at          Sterling, VA                  102 Units/
 Countryside                                  92,840 Sq. Ft.       .94       *         *          96       *         *
Villa Piedra       Los Angeles, CA               132 Units/
                                              81,700 Sq. Ft.       .30       *         *          89       *         *
Westgate of Laurel Laurel, MD                    218 Units/
                                             201,704 Sq. Ft.       .82       .81       .80        96       96        94
Westwood           Odessa, TX                     79 Units/
                                              49,001 Sq. Ft.       .45       .40      *           87       65       *
Woodland Hills     San Antonio, TX                96 Units/
                                              57,800 Sq. Ft.       .66       .66       .64        86       90        94
Woods Edge         Rockville, MD                 162 Units/
                                             146,460 Sq. Ft.       .95       .93       .93        94       93        94
Office Buildings
----------------
74 New Montgomery  San Francisco, CA         114,952 Sq. Ft.     16.18     14.88     14.67        97       92        89
Bonita Plaza       Bonita, CA                 47,777 Sq. Ft.     20.81       *         *          61       *         *
Chesapeake Ridge   San Diego, CA             100,484 Sq. Ft.     13.86     13.28      9.76       100      100       100
Corporate Pointe   Chantilly, VA              65,918 Sq. Ft.     13.69     13.41     13.07       100      100       100
Forum              Richmond, VA               80,941 Sq. Ft.     14.64     14.02     13.38        96      100        98
Hartford           Dallas, TX                174,727 Sq. Ft.      8.86      9.44      9.55        46       46        50
Institute Place
 Lofts             Chicago, IL               142,215 Sq. Ft.     12.95     12.31     13.14        86       75        73
Lexington Center   Colorado
                    Springs, CO               74,603 Sq. Ft.      9.57       *         *          60       *         *
One Steeplechase   Sterling, VA              103,376 Sq. Ft.     15.24     14.75     14.32       100      100       100
Plaza Towers       St. Petersburg, FL        188,218 Sq. Ft.     12.77     12.15     11.84        96       88        82
Savings of America Houston, TX                68,634 Sq. Ft.     11.16       *         *          90       *         *
Town and Country   Houston, TX                64,089 Sq. Ft.      4.80      4.47      4.18        76       67        62
Venture Center     Atlanta, GA                38,271 Sq. Ft.     13.07     12.67     12.10       100       94        89
Waterstreet        Boulder, CO               106,211 Sq. Ft.     16.73     15.60     14.70        99       96        99

Industrial Warehouses
---------------------
Corporate Center
 at Beaumeade      Ashburn, VA               178,492 Sq. Ft.      5.93      5.64      5.19        98       80        51
Denton Drive       Dallas, TX                123,800 Sq. Ft.      2.01      1.34      1.34        75      100       100
Encon Warehouse    Fort Worth, TX            279,290 Sq. Ft.      1.66       *         *         100       *         *
Parke Long         Chantilly, VA             222,197 Sq. Ft.      6.15      5.32      5.61        87       80        71
Technology Trading
 Center            Sterling, VA              199,582 Sq. Ft.      5.10      5.26      4.83        70       78        77
Texstar            Arlington, TX              97,846 Sq. Ft.      2.11      1.86      1.86       100      100       100
Tricon Warehouses  Atlanta, GA               570,808 Sq. Ft.      3.44      3.29      3.05        91       93        98

Shopping Centers
----------------
Dunes Plaza        Michigan City, IN         223,938 Sq. Ft.      4.58      4.49      4.40        77       82        85
Northtown Mall     Dallas, TX                354,174 Sq. Ft.      2.92      3.13      3.85        78       82        81
Parkway Center     Dallas, TX                 28,228 Sq. Ft.     13.00     12.01     11.24       100       94        94
Sadler Square      Amelia Island, FL          73,396 Sq. Ft.      6.76      6.54      6.14        96       95        92
Sheboygan          Sheboygan, WI              74,532 Sq. Ft.      1.99      1.99      1.99       100      100       100

Hotel
-----
Majestic Inn       San Francisco, CA              60 Rooms      136.08    117.45    106.79        73       70        56

                                                                         Rent Per
                                                                      Square Foot/
                                                Units/              Average Room Rate            Occupancy %
                                           Square Footage/       -----------------------   ----------------------
    Property          Location               Rooms/Acres         1997     1996      1995     1997    1996   1995
-----------------  --------------          ---------------      ------   ------    ------   ------  ------  -----
Land
----
Las Colinas        Las Colinas, TX               4.7   Acres
West End           Dallas, TX                    8.844 Acres

--------------------

* Property was purchased in either 1996 or 1997.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 1994, the Company borrowed a total of $3.3 million from a Northtown Mall tenant, secured by the shopping center in Dallas, Texas. The mortgage matured December 31, 1995. In August 1996, the Company modified and extended the matured loan by making $450,000 in principal paydowns to extend the loan to March 31, 1997. The Company did not payoff the loan at maturity. In October 1997, the Company made a $200,000 principal paydown to extend the loan to December 31, 1997. In December 1997, the Company made an additional $100,000 principal paydown to extend the loan to March 31, 1998. The loan had a principal balance of $2.5 million at December 31, 1997.

In January 1997, the Company refinanced the matured mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California, in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt, funding a tax escrow and the payment of various closing costs associated with the financing. The new mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $53,996 and matures in January 2004. The Company paid a mortgage brokerage and equity refinancing fee of $63,000 to BCM based on the new $6.3 million mortgage.

Also in January 1997, the Company refinanced the matured mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million. The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, the funding of a tax escrow and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $46,035 and matures in February 2007. The Company paid a mortgage brokerage and equity refinancing fee of $62,000 to BCM based on the new $6.2 million mortgage.

In February 1997, the Company refinanced the matured mortgage debt secured by the Spa Cove Apartments in Annapolis, Maryland in the amount of $12.2 million. The Company received net cash of $245,000 after the payoff of $11.6 million in existing mortgage debt, the funding of a tax escrow and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.015% per annum, requires monthly payments of principal and interest of $89,529 and matures in March 2007. The Company paid a mortgage brokerage and equity refinancing fee of $122,000 to BCM based on the new $12.2 million mortgage.

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

Also in March 1997, the Company purchased the Crescent Place Apartments, a
120 unit apartment complex in Houston, Texas, for $2.3 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.8 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $13,552 and matures in April 2004. The Company paid a real estate brokerage commission of $91,000 to Carmel Realty and a real estate acquisition fee of $24,000 to BCM based on the $2.3 million purchase price of the property.

Further in March 1997, the Company purchased the Savings of America Building, a 68,634 square foot office building in Houston, Texas, for $1.6 million in cash. The Company paid a real estate brokerage commission of $64,000 to Carmel Realty and a real estate acquisition fee of $16,000 to BCM based on the $1.6 million purchase price of the property. In August 1997, the Company obtained mortgage financing in the amount of $1.3 million secured by the previously unencumbered Savings of America Building. The Company received net cash of $1.2 million after funding a required tax escrow and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.49% per annum, requires monthly payments of principal and interest of $10,371 and matures in September 2007. The Company paid a mortgage brokerage and equity refinancing fee of $13,000 to BCM based on the new $1.3 million mortgage.

In March 1997, the Company refinanced the mortgage debt scheduled to mature in December 1997, secured by the President's Square Shopping Center in San Antonio, Texas, in the amount of $1.9 million. The Company received net cash of $600,000 after the payoff of $1.2 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.44% per annum, requires monthly payments of principal and interest of $16,521 and matures in March 2009. The Company paid a mortgage brokerage and equity refinancing fee of $19,000 to BCM based on the new $1.9 million mortgage.

In May 1997, the Company purchased the Treehouse Apartments, a 160 unit apartment complex in Irving, Texas, for $3.4 million in cash. The

Company paid a real estate brokerage commission of $122,000 to Carmel Realty and a real estate acquisition fee of $34,000 to BCM based on the $3.4 million purchase price of the property. In June 1997, the Company obtained mortgage financing in the amount of $2.8 million secured by the previously unencumbered Treehouse Apartments. The Company received net cash of $2.3 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.28% per annum, requires monthly payments of principal and interest of $21,994 and matures in July 2007. The Company paid a mortgage brokerage and equity refinancing fee of $28,000 to BCM based on the $2.8 million mortgage.


Also in May 1997, the Company purchased the Villas at Countryside Apartments, a 102 unit apartment complex in Sterling, Virginia, for $6.3 million. The Company paid $1.1 million in cash and assumed the existing mortgage of $5.2 million. The mortgage bore interest at a variable rate, required monthly payments of principal and interest of $38,768 and was scheduled to mature in December 1997. The Company paid a real estate brokerage commission of $183,000 to Carmel Realty and a real estate acquisition fee of $63,000 to BCM based on the $6.3 million purchase price of the property. In December 1997, the mortgage was modified and extended. The mortgage now bears interest at 9.0% per annum, requires monthly payments of principal and interest of $17,230 and matures in June 1998.

In August 1997, the Company purchased a 8.844 acre parcel of undeveloped land in downtown Dallas, Texas, for $11.0 million. The Company paid $2.2 million in cash with the seller providing purchase money financing of the remaining $8.8 million of the purchase price. The financing bears interest at 8.5% per annum, requires monthly payments of principal and interest of $67,664 and matures in September 2002. The Company paid a real estate brokerage commission of $285,000 to Carmel Realty and a real estate acquisition fee of $110,000 to BCM based on the $11.0 million purchase price of the property.

In September 1997, the Company purchased Bonita Plaza, a 47,777 square foot office building in Bonita, California, for $5.7 million. The Company paid $1.7 million in cash and obtained new mortgage financing of $4.0 million. The mortgage bears interest at a variable rate, currently 10.5% per annum, requires monthly payments of interest only and matures in September 1998. The Company paid a real estate brokerage commission of $183,000 to Carmel Realty and a real estate acquisition fee of $57,000 to BCM based on the $5.7 million purchase price of the property.

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

Further in September 1997, the Company obtained mortgage financing in the amount of $1.5 million secured by the previously unencumbered Carseka Apartments in Los Angeles, California. The Company received net cash of $1.5 million after funding tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 7.6% per annum, requires monthly payments of principal and interest of $10,768 and matures in October 2007. The Company paid a mortgage brokerage and equity refinancing fee of $15,000 to BCM based on the new $1.5 million mortgage.

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

Also in October 1997, the Company purchased the Encon Warehouse, a 279,290 square foot industrial warehouse facility in Fort Worth, Texas, for $4.7 million. The Company paid $1.2 million in cash and obtained new mortgage financing of $3.5 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of interest only for the first thirty-six months and thereafter requires monthly payments of principal and interest of $26,912 and matures in October 2007. The Company paid a real estate brokerage commission of $161,000 to Carmel Realty and a real estate acquisition fee of $47,000 to BCM based on the $4.7 million purchase price of the property.

Further in October 1997, the Company purchased the Sunchase Apartments, a 300 unit apartment complex in Odessa, Texas, for $3.6 million. The Company paid $1.5 million in cash and assumed the existing mortgage of $2.1 million. The new mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $17,621 and matures in June 2001. The Company paid a real estate brokerage commission of $127,000 to Carmel Realty and an acquisition fee of $36,000 to BCM based on the $3.6 million purchase price of the property.

In October 1997, the Company refinanced the mortgage debt secured by the South Cochran Apartments in Los Angeles, California in the amount of $2.0 million. The Company received net cash of $921,000 after the payoff of $902,000 in existing mortgage debt, funding of tax and insurance escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.62% per annum, requires monthly payments of principal and interest of $13,795 and matures in November 2007. The Company paid a mortgage brokerage and equity refinancing fee of $20,000 to BCM based on the new $2.0 million mortgage.

In December 1997, the Company purchased the Fairpark Apartments, a 49 unit apartment complex in Los Angeles, California, for $2.0 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.5 million. The mortgage bears interest at 8.45% per annum, requires monthly payments of principal and interest of $11,628 and matures in January 2003. The Company paid a real estate brokerage commission of $81,000 to Carmel Realty and a real estate acquisition fee of $20,000 to BCM based on the $2.0 million purchase price of the property.

Also in December 1997, the Company purchased the Villa Piedra Apartments, a 132 unit apartment complex in Los Angeles, California, for $4.7 million. The Company paid $1.2 million in cash and obtained new mortgage financing of $3.5 million. The mortgage bears interest at 8.45% per annum, requires monthly payments of principal and interest of $26,833 and matures in January 2003. The Company paid a real estate brokerage commission of $160,000 to Carmel Realty and a real estate acquisition fee of $47,000 to BCM based on the $4.7 million purchase price of the property.

Further in December 1997, the Company purchased the Timbers Apartments, a 180 unit apartment complex in Tyler, Texas, for $2.3 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.8 million. The mortgage bears interest at a variable rate, currently 9.2% per annum, requires monthly payments of principal and interest of $16,763 and matures in December 2017. The Company paid a real estate brokerage commission of $90,000 to Carmel Realty and a real estate acquisition fee of $23,000 to BCM based on the $2.3 million purchase price of the property.

In December 1997, the Company purchased the Lexington Center, a 74,603 square foot office building in Colorado Springs, Colorado, for $5.3 million. The Company paid $1.3 million in cash with the seller providing purchase money financing of the remaining $4.0 million of the purchase price. The financing bears interest at 9% per annum, requires monthly payments of principal and interest of $30,000 and matures in December 1998. The Company paid a real estate brokerage commission of $176,000 to Carmel Realty and a real estate acquisition fee of $53,000 to BCM based on the $5.3 million purchase price of the property.

Also in December 1997, the Company refinanced the matured mortgage debt secured by Majestic Inn in San Francisco, California in the amount of $5.7 million.
The Company received net cash of $4.5 million after the payoff of $950,000 in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.31% per annum, requires monthly payments of principal and interest of $46,376 and matures in January 2005. The Company paid a mortgage brokerage equity and refinancing fee of $57,000 to BCM based on the new $5.7 million mortgage.

Further in December 1997, the Company refinanced the mortgage debt secured by Corporate Center at Beaumeade, an industrial warehouse in Ashburn, Virginia in the amount of $7.0 million. The Company received net cash of $2.1 million after the payoff of $4.6 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.4% per annum, requires monthly payments of principal and interest of $51,275 and matures in January 2008. The Company paid a mortgage brokerage equity and refinancing fee of $70,000 to BCM based on the new $7.0 million mortgage.

In December 1997, the Company refinanced the mortgage debt secured by Corporate Point Office Building in Chantilly, Virginia in the amount of $4.0 million.
The Company received net cash of $944,000 after the payoff of $2.8 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.75% per annum, requires monthly payments of principal and interest of $30,364 and matures in January 2008. The Company paid a mortgage brokerage and equity refinancing fee of $40,000 to BCM based on the new $4.0 million mortgage.

In January 1998, the Company purchased the Mountain Plaza Apartments, a 188 unit apartment complex in El Paso, Texas, for $4.0 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $3.0 million. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in January 2000. The Company paid a real estate brokerage commission of $139,000 to Carmel Realty and a real estate acquisition fee of $39,000 to BCM based on the $4.0 million purchase price of the property.

Also in January 1998, the Company purchased the Junction Apartments, a 212 unit apartment complex in Midland, Texas, for $2.5 million. The Company paid $600,000 in cash with the seller providing purchase money financing of the remaining $1.9 million of the purchase price. The financing bears interest at a variable rate, currently 8.0% per annum, requires monthly payments of interest only for the first twenty-four months and thereafter requires monthly payments of principal and interest of $14,302 and matures in January 2003. The Company paid a real estate brokerage commission of $94,000 to Carmel Realty and a real estate acquisition fee of $25,000 to BCM based on the $2.5 million purchase price of the property.

Further in January 1998, the Company purchased the Laws Street land, a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash. The Company paid a real estate brokerage commission of $39,000 to Carmel Realty and a real estate acquisition fee of $19,000 to BCM based on the $1.9 million purchase price of the property.

In January 1998, the Company purchased the Bent Tree Apartments, a 204 unit apartment complex in Addison, Texas, for $8.1 million. The Company paid $1.7 million in cash and obtained new mortgage financing of $6.4 million. The mortgage bears interest at 7.2% per annum, requires monthly payments of principal and interest of $46,054 and matures in February 2008. The Company paid a real estate brokerage commission of $232,000 to Carmel Realty and a real estate acquisition fee of $81,000 to BCM based on the $8.1 million purchase price of the property.

In February 1998, the Company purchased Parkway North, a 71,041 square foot office building in Dallas, Texas, for $5.4 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $3.9 million. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of interest only and matures in March 2000. The Company paid a real estate brokerage commission of $179,000 to Carmel Realty and a real estate acquisition fee of $54,000 to BCM based on the $5.4 million purchase price of the property.

Also in February 1998, the Company purchased the Lemmon Carlisle land, a 2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash. The Company paid a real estate brokerage commission of $54,000 to Carmel Realty and a real estate acquisition fee of $34,000 to BCM based on the $3.4 million purchase price of the property.

Properties Held for Sale. Set forth below are the Company's properties held for sale, primarily obtained through foreclosure, and the average rental rate for a commercial property and occupancy thereof at December 31, 1997, 1996 and 1995.

                                                                         Rent Per
                                                                        Square Foot                   Occupancy %
                                           Square Footage/       ----------------------         -----------------------
    Property          Location                  Acres            1997     1996      1995         1997    1996     1995
-----------------  --------------          ---------------      ------   ------    ------       ------  ------   ------
Shopping Center
---------------
Shaws Plaza        Sharon, MA              103,482 Sq. Ft.      $ 5.47   $  5.67   $  5.79        87       87        87

Land
----
Moss Creek         Greensboro, NC               80 Acres
Moss Creek         Greensboro, NC             4.79 Acres
Fruitland          Fruitland
                    Park, FL                  4.66 Acres
Republic land      Dallas, TX                .9250 Acres

In February 1997, the Company completed the sale of the Fiesta Mart, a 29,000 square foot shopping center in San Angelo, Texas, which was under contract for sale at December 31, 1996, for $544,000 in cash. The Company received net cash of $403,000 after the payoff of $90,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $22,000 to Carmel Realty, based on the $544,000 sales price of the property. The Company recognized no gain or loss on the sale.

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

In November 1997, the Company sold President's Square, a 46,509 square foot shopping center in San Antonio, Texas, for $2.6 million in cash. The Company received net cash of $470,000 after the payoff of $1.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $85,000 to Carmel Realty based on the $2.6 million sales price of the property. The Company recognized a gain of $554,000 on the sale.

In December 1997, the Company sold Republic Towers, a three building, 1,324,624 square foot office facility in Dallas, Texas, for $24.0 million in cash. The Company received net cash of $23.5 million after the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $480,000 to Carmel Realty based on the $24.0 million sales price of the property. The Company recognized a gain of $19.4 million on the sale.

Partnership Properties. Set forth below are the properties owned by partnerships which the Company accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                         Rent Per
                                                                        Square Foot                    Occupancy %
                                               Units/           ----------------------          ------------------------
    Property          Location             Square Footage        1997     1996      1995         1997     1996     1995
-----------------  --------------          ---------------      ------   ------    ------       ------   ------   ------
Apartments
----------
Inwood Green       Houston, TX                 126 Units/
                                           105,960 Sq. Ft.      $  .46   $   .45   $   .44        94       93        93
Lincoln Court      Dallas, TX                   55 Units/
                                            40,063 Sq. Ft.        1.04       .99       .96        99       98        94
Oaks of Inwood     Houston, TX                 198 Units/
                                           167,872 Sq. Ft.         .45       .44       .43        94       93        91
Office Building
---------------
MacArthur Mills    Carrollton, TX           53,472 Sq. Ft.        9.35      8.38      7.80        97       94        95

Shopping Centers
----------------
Chelsea Square     Houston, TX              70,275 Sq. Ft.        9.21      9.32      9.14        49       69        77
Summit at
 Bridgewood        Fort Worth, TX           48,696 Sq. Ft.        9.48      8.67      9.23        65       62        63

The Company owns a combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

The Company owns a combined 63.7% limited and general partner interest and IORI owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns the five other properties in the table above. In September 1997, Tri-City obtained first mortgage financing of $1.9 million secured by the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The mortgage bears interest at 7.905% per annum, requires monthly payments of principal and interest of $14,415 and matures in September 2007. The Company received $1.1 million of the net financing proceeds. In conjunction with the financing, Tri-City paid a mortgage brokerage and equity refinancing fee of $19,000 to BCM, based on the $1.9 million financing. In 1997, the Company made $421,000 in advances to the partnership and received $420,000 in operating distributions and $1.1 million in financing distributions from the partnership. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions."

Mortgage Loans

In addition to investments in real estate, a portion of the Company's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Company expects that the percentage of its assets invested in mortgage loans will increase, as it has determined that in 1998 it will seek to fund or acquire mortgage loans. It may also originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company intends to service and hold for investment the mortgage notes in its portfolio. The Company's mortgage notes receivable consist of first, wraparound and junior mortgage loans.

Types of Mortgage Activity. The Company may originate its own mortgage loans, as well as acquire existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes. The Company's investment policy is described in ITEM 1. "BUSINESS - Business Plan and Investment Policy."

Types of Properties Securing Mortgage Notes. The properties securing the Company's mortgage notes receivable portfolio at December 31, 1997, consisted of a shopping center, an apartment complex, a hotel, 36.3 acres of commercial land, 7 developed residential lots and a 34,847 square foot parcel of unimproved land. The Company's Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which the Company invests without a vote of stockholders. The Company's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

At December 31, 1997, the Company's mortgage notes receivable portfolio included 5 mortgage loans with an aggregate outstanding balance of $4.1 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental United States and 15 loans with an aggregate outstanding balance of $700,000 which are secured by collateral other than income-producing real estate. At December 31, 1997, 1% of the Company's assets were invested in notes and interest receivable (less than 1% in wraparound mortgage notes, junior and other mortgage notes).

The following table sets forth the percentages (based on the outstanding mortgage note balance) by property type and geographic region, of the properties (other than a hotel and unimproved land) that serve as collateral for the Company's outstanding mortgage notes receivable at December 31, 1997. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Company's mortgage notes receivable portfolio.

                                                                   Commercial
          Region                                 Apartments        Properties     Total
         ---------                               ----------        ----------   -------
         Southwest....................                35%              --          35%
         Southeast....................                --               65          65
                                                    ----             ----        ----
                                                      35%              65%        100%

A summary of the activity in the Company's mortgage notes receivable portfolio during 1997 is as follows:

         Loans in mortgage notes receivable portfolio at
           January 1, 1997...........................................                24
         Loans paid off..............................................                (4)
                                                                                -------
         Loans in mortgage notes receivable portfolio at
           December 31, 1997..........................................               20
                                                                               ========

During 1997, $4.9 million was collected in settlement of four mortgage notes receivable and $82,000 in mortgage principal payments were received.

At December 31, 1997, less than 1% of the Company's assets were invested in mortgage notes secured by non-income-producing real estate, comprised of a first mortgage note secured by 36.3 acres of commercial land in Maumelle, Arkansas, a first mortgage note secured by 34,847 square feet of unimproved land in Milwaukee, Wisconsin and seven first mortgage notes secured by developed residential lots in Greensboro, North Carolina.

First Mortgage Loans. The Company invests in first mortgage notes, with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the Company's general policy is to require that the borrower provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area.
The Company may grant to other lenders, participations in first mortgage loans originated by the Company.

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1997.

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas, secured by a first mortgage on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million in cash; (ii) the Company's release of all land securing the note; (iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bore interest at 9.0% and matured in January 1996 and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower had the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million in cash on September 12, 1995, it recognized $1.6 million of the gain previously deferred. The $1.4 million note was not paid at maturity. The Company has reached a settlement with the borrower in an effort to correct the default. Per the settlement agreement, the borrower is to pay $17,500 per month in non-refundable fees, for five consecutive months, effective November 1997. In return the Company has agreed to delay pursuing its remedies under the note until April 1998. The Company has collected all five payments. If the borrower should not pay off the note in April 1998, the Company does not expect to incur a loss on the note as the fair value of the collateral property exceeds the nominal carrying value of the note.

In May and September 1997, the Company accepted discounted payoffs of $2.1 million and $2.8 million in settlement of two first mortgage notes receivable with principal balances of $2.1 million and $2.9 million, respectively. The Company recorded no loss on the note settlements in excess of the reserves previously established.

Wraparound Mortgage Loans. A wraparound mortgage loan, sometimes called an all-inclusive loan, is a mortgage loan having an original principal balance equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan. Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Company's policy is to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans.

The Company did not originate or acquire any wraparound mortgage loans in 1997.

Junior Mortgage Loans. The Company may invest in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Company's Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Company's assets. At December 31, 1997, less than 1% of the Company's assets were invested in junior mortgage loans.

The Company did not originate or acquire any junior mortgage loans in 1997.

Loans Secured by Collateral Other than Real Estate. In June 1992, the Company received ten notes receivable secured by collateral other than real estate in satisfaction of a $622,000 obligation to the Company. At December 31, 1997, five of the notes with a combined principal balance of $374,000 remained outstanding. The Company's investment policy precludes the origination of loans secured by collateral other than real estate.

Partnership mortgage loans. The Company owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"). NIA in turn owns a wraparound mortgage note receivable, secured by a shopping center in Maulden, Missouri. In August 1997, Mountain Home Associates ("MHA"), the owner of the shopping center, refinanced the matured mortgage debt in the amount of $850,000. The Company contributed $271,000 to the partnership to payoff the existing $1.0 million mortgage. The new mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $13,000 and matures in May 2005.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Company, together with CMET, IORI and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the Northern District of California relating to the operation and management of each of such entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the Court on July 1, 1994 and final Court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intended to assert that certain actions taken by the Board of Directors breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provides for the addition of four new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Olive Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Company's Board of Directors in January 1998 and Murray Shaw was added to the Company's Board of Directors in February 1998.

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

  QUARTER ENDED                                                                     HIGH           LOW
------------------                                                                --------      --------
March 31, 1998.................................                                   $  18        $   14 1/4
 (through March 6, 1998)

March 31, 1997.................................                                      14 7/8        10 3/4
June 30, 1997..................................                                      15 5/8        10 3/4
September 30, 1997.............................                                      21 1/4        14 1/2
December 31, 1997..............................                                      21 3/8        13 3/8

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

As of March 6, 1998, the closing price of the Company's Common Stock as reported in the consolidated reporting system of the NYSE was $15.75 per share.

As of March 6, 1998, the Company's Common Stock was held by 5,529 holders of record.

The Company paid dividends in 1997 and in 1996 as follows:

                                                                                                    Amount
  Date Declared                 Record Date                       Payable Date                     Per Share
-----------------            -----------------                 ------------------                  ----------
February 26, 1997            March 14, 1997                    March 31, 1997                      $       .07
June 5, 1997                 June 13, 1997                     June 30, 1997                               .07
September 3, 1997            September 15, 1997                September 30, 1997                          .07
December 1, 1997             December 15, 1997                 December 31, 1997                           .07

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

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 represented capital gains and 100% of the dividends paid in 1996 represented a return of capital.

On December 24, 1997, the Company announced it would pay a special dividend of $1.00 per share, payable January 8, 1998 to stockholders of record on January 2, 1998. This special dividend resulted from the sale of the Republic Towers Office Building in Dallas, Texas in December 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

On December 5, 1989, the Company's Board of Directors approved a share repurchase program. The Company's Board of Directors authorized the Company to repurchase a total of 687,000 shares of the Company's Common Stock pursuant to such program. Through December 31, 1997, the Company had repurchased 387,815 shares of its Common Stock pursuant to such program at a cost to the Company of $3.0 million. In 1997, the Company repurchased 37,227 shares at a cost of $445,000.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the Years Ended December 31,
                                  -------------------------------------------------------------------------------
                                     1997               1996            1995            1994               1993
                                  -----------      -----------      -----------      -----------      -----------
EARNINGS DATA                              (dollars in thousands, except per share)
Revenues ....................     $    55,961      $    46,878      $    48,272      $    37,983      $    32,242
Expenses ....................          65,578           56,499           58,174           47,154           42,168
                                  -----------      -----------      -----------      -----------      -----------

(Loss) from operations ......          (9,617)          (9,621)          (9,902)          (9,171)          (9,926)
Equity in income (loss)
 of investees ...............             812              (20)          (1,083)             (90)            (262)
Gain on sale of partner-
 ship interests .............              --               --               --            2,514               --
Gain on sale of
 real estate ................          21,404            1,579            5,822            2,153               24
Extraordinary gain ..........              --              256            1,437            1,189            1,594
                                  -----------      -----------      -----------      -----------      -----------
Net income (loss) ...........     $    12,599      $    (7,806)     $    (3,726)     $    (3,405)     $    (8,570)
                                  ===========      ===========      ===========      ===========      ===========

PER SHARE DATA
Income (loss) before
 extraordinary gain .........     $      3.22      $     (2.02)     $     (1.29)     $     (1.15)     $     (2.52)
Extraordinary gain ..........              --              .06              .36              .30              .40
                                  -----------      -----------      -----------      -----------      -----------
Net income (loss) ...........     $      3.22      $     (1.96)     $      (.93)     $      (.85)     $     (2.12)
                                  ===========      ===========      ===========      ===========      ===========

Dividends per share .........     $       .28      $       .28      $       .07      $        --      $        --

Weighted average Common
 shares outstanding .........       3,907,221        3,994,687        4,012,275        4,012,275        4,033,332

                                                                   December 31,
                                  -----------------------------------------------------------------------------
                                     1997             1996             1995             1994              1993
                                  --------         --------         --------          --------         --------
BALANCE SHEET DATA                                   (dollars in thousands, except per share)
Notes and interest
 receivable, net ............     $  3,947         $  8,606         $ 10,017         $ 11,201         $ 12,447
Real estate held for
 sale, net
 Foreclosed .................        1,356              910            2,460            8,032           11,277
 Other ......................        3,630            2,089            3,415              341              596
Real estate held for
 investment, net ............      270,245          217,410          220,249          213,445          178,857
Total assets ................      319,535          245,371          260,180          247,964          221,095
Notes and interest
 payable ....................      222,029          158,692          159,889          145,514          116,024
Stockholders' equity ........       86,533           79,359           89,184           93,177           96,582

Book value per share ........     $  22.25         $  19.87         $  22.23         $  23.22         $  23.95

The Company purchased fifteen properties in 1997 for a total of $69.9 million and six properties in 1996 for a total of $7.2 million. The Company sold five properties in 1997 for a total of $30.6 million and five properties in 1996 for a total of $9.6 million.

Shares and per share data have been restated for the three for two forward Common Stock split effected February 15, 1996.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1997 aggregated $24.7 million compared with $1.0 million at December 31, 1996. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. The Company expects that its cash balance at December 31, 1997, and cash that will be generated in 1998 from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extension of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements, including debt service obligations coming due in 1998, dividend payments and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased from $12.7 million in 1996 to $16.2 million in 1997. This increase is primarily the result of the Company having acquired 5 income producing properties in 1996 and 15 income producing properties in 1997. Also contributing to the increase was increased occupancy and rents, at the Company's apartments and commercial properties, and the Company's control of operating expenses. These increases are partially offset by decreases due to the sale of three income producing properties in 1996 and 1997, respectively. The Company's management believes that this trend will continue as a result of increased rental rates at both the Company's apartments and commercial properties and increased occupancy at its commercial properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Company owns a combined 63.7% limited and general partner interest in Tri-City Limited Partnership which owns five properties in Texas. In 1997, the Company received net distributions of $420,000 from the partnership's operating cash flow and $1.1 million form its financing cash flow. In 1997, the Company also received $79,000 in distributions from and made $32,000 in contributions to Nakash Income Associates ("NIA") including $271,000 which was contributed to the partnership to refinance matured mortgage debt. See NOTE 5.
"INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

In 1997, the Company received cash of $5.0 million from the payoff or collection of four mortgage notes receivable. The Company also received a total of $73.8 million from new mortgage financings and refinancings and an additional $29.1 million net of debt payoffs from property sales during 1997. In 1997, the Company expended $46.4 million in cash on property acquisitions and made a total of $37.1 million in principal payoffs or paydowns on its mortgage debt.

Scheduled principal payments on notes payable of $25.1 million are due in 1998. It is the Company's intention to either pay the mortgages that mature in 1998 when due, or seek to extend the due dates one or more years, or refinance the debt on a long-term basis. The Company's management believes it will continue to be successful in obtaining loan extensions or refinancings.

As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," also during 1997 the Company funded $5.3 million for operating cash flow deficits of the Republic Towers Office Building in Dallas, Texas due to minimal occupancy and operating expenses far exceeding rents. In January 1997, the Company received a final insurance settlement totaling $9.6 million from 1995 hail storm and flood damage to the Republic Towers Office Building. The property was sold in December 1997.

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

During the first quarter of 1998, the Company has continued to be an active buyer. The Company purchased three apartment complexes, two parcels of undeveloped land and one office building, for a total of $25.2 million, the Company paying $10.1 million in cash, with the remainder of the purchase prices financed through mortgage debt. The Company derived the cash portions of these acquisitions from its cash on hand at December 31, 1997. See NOTE 17. "SUBSEQUENT EVENTS."

Pursuant to a repurchase program originally announced by the Company on December 5, 1989, the Company's Board of Directors has authorized the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

repurchase of a total of 687,000 shares of the Company's Common Stock. As of March 6, 1998, the Company had purchased 387,815 shares of its Common Stock at a total cost to the Company of $3.0 million. In 1997, the Company repurchased 37,227 shares of its Common Stock at a total cost to the Company of $445,000. None of such shares were repurchased in 1998.

During 1997, the Company declared and paid dividends of $1.1 million or $.28 per share.

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

Results of Operations

1997 COMPARED TO 1996. The Company's net income for 1997 was $12.6 million compared to a net loss of $7.8 million in 1996. The Company's 1997 net income includes gains on sale of real estate of $21.4 million. The Company's 1996 net loss includes gains on sale of real estate of $1.6 million and extraordinary gains of $256,000. Fluctuations in the components of the Company's revenues and expenses between the 1997 and 1996 are described below.

Rents increased $9.1 million in 1997 to $54.5 million compared to $45.4 million in 1996. An increase of $6.9 million in rents is due to property acquisitions in 1996 and 1997; and $3.1 million is due to increases in occupancy and rental rates at the Company's residential and commercial properties primarily: Plaza Tower Office Building, a 1% increase; Waterstreet Office Building, a 2% increase; Institute Place Office Building, a 10% increase; 74 New Montgomery Office Building, a 2% increase; Corporate Center at Beaumeade Office Building, a 2% increase; and Majestic Inn, a 3% increase. These increases are partially offset by a decrease of $865,000 due to properties sold in 1996 and 1997.

Property operating expenses increased $3.9 million in 1997 to $32.4 million as compared to $28.5 million in 1996. Of this increase, $4.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million is due to properties acquired in 1996 and 1997. This increase is partially offset by a decrease of $504,000 due to properties sold in 1996 and 1997.

Rents and property operations expenses both are expected to increase in 1998 due to anticipated increases in rents at the Company's apartments and increased occupancy of its commercial properties as a result of a full year of operations of the properties acquired during 1997 and in the first quarter of 1998.

Interest income for 1997 of $1.5 million approximated that of 1996, and is expected to remain constant in 1998.

Interest expense increased to $16.8 million in 1997 as compared to $15.0 million in 1996. Of this increase $1.6 million is attributable to properties acquired in 1997 and $316,000 is attributable to property financings and refinancings during 1997. These increases are partially offset by decreases of $73,000 due to properties sold and mortgages paid off and $71,000 due to a decrease in interest rates on variable interest rate debt. Interest expense is expected to increase in 1998 due to anticipated property refinancings and the properties acquired in the first quarter of 1998.

Depreciation expense increased to $9.6 million in 1997 as compared to $8.5 million in 1996. An increase of $752,000 is attributable to property acquisitions and an increase of $515,000 is due to increased depreciation from property additions and tenant improvements. These increases were partially, offset by decreases of $63,000 due to properties sold and $88,000 due to assets becoming fully depreciated. Depreciation expense is expected to increase in 1998 due to a full year of depreciation of properties acquired in 1997 and the properties acquired in the first quarter of 1998.

Advisory fee expense of $1.8 million in 1997 approximated that of 1996. Such fee is expected to increase as the Company's asset base increases. See NOTE 9. "ADVISORY AGREEMENT."

General and administrative expenses decreased from $2.7 million in 1996 to $2.6 million in 1997. The decrease is due to a decrease in legal fees related to the Olive and other litigation (see NOTE 15. "COMMITMENTS AND CONTINGENCIES") partially offset by an increase in advisory cost reimbursements and other professional fees.

As described in "Liquidity and Capital Resources" above, in 1997 the Company received an insurance settlement of $9.6 million. In 1996, the Company received a litigation settlement of $1.5 million.

In the fourth quarter of 1997, the Company recognized a provision for loss of $1.3 million to reduce the carrying value of a shopping center to its agreed sales price less estimated costs of sale. Sale of the property is anticipated in March 1998. In the second quarter of 1996,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the Company recognized a provision for loss of $1.6 million to reduce the carrying value of an office building to its agreed sales price less estimated costs of sale. Sale of the property was completed in July 1996.

Equity in income of investees was $812,000 in 1997 compared to a loss of $20,000 in 1996. Included in equity earnings of investees in 1997 are gains on the sale of real estate of $890,000 which is the Company's share of the gain recognized by Income Opportunity Realty Investors, Inc. ("IORI") on the sale of three of its apartment complexes. The Company expects its share of equity investees' income or losses to be insignificant in 1998.

In 1996, the Company recognized extraordinary gains totaling $256,000 on the modification of the mortgage debt secured by the Dunes Plaza Shopping Center. No such gain was recognized in 1997. See NOTE 14. "EXTRAORDINARY GAIN."

In 1997, the Company recognized gains totaling $21.4 million, $1.4 million from the sale of a .9976 acre parcel of land and $19.4 million from the sale of an office building, both located in Dallas, Texas, $55,000 from the sale of a foreclosed single family residence in Scottsdale, Arizona and $554,000 from the sale of a shopping center in San Antonio, Texas. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

In 1996, the Company recognized gains of $218,000, $1.4 million and $56,000 from the sales of Cheyenne Mountain land, Park Forest Apartments and Moss Creek land. In September 1996, the Company recognized a loss of $63,000 from the sale of Byron land. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

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

Interest income for 1996 of $1.5 million approximated the $1.5 million in 1995.

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

General and administrative expenses increased to $2.7 million in 1996 from $2.0 million in 1995. The increase is due to an increase in legal fees related to the Olive litigation. (See NOTE 15. "COMMITMENTS AND CONTINGENCIES.")

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Tax Matters

For the years 1997, 1996 and 1995, the Company elected and in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.


YEAR 2000

The Company's advisor has advised the Company that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Company's advisor has also advised the Company that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page
                                                              ----

Report of Independent Certified Public Accountants............ 37

Consolidated Balance Sheets -
 December 31, 1997 and 1996................................... 38

Consolidated Statements of Operations -
 Years Ended December 31, 1997, 1996 and 1995................. 39

Consolidated Statements of Stockholders' Equity -
 Years Ended December 31, 1997, 1996 and 1995................. 40

Consolidated Statements of Cash Flows -
 Years Ended December 31, 1997, 1996 and 1995................. 41

Notes to Consolidated Financial Statements.................... 44

Schedule III - Real Estate and Accumulated Depreciation....... 64

Schedule IV - Mortgage Loans on Real Estate................... 68














All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors of
Transcontinental Realty Investors, Inc.



We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.




                                                   BDO Seidman, LLP


Dallas, Texas
March 12, 1998

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                             ---------------------------
                                                                1997             1996
                                                             ---------         ---------
                                                               (dollars in thousands)
                       Assets

Notes and interest receivable
  Performing .......................................        $   4,388         $   9,075
  Nonperforming, nonaccruing .......................              450               457
                                                            ---------         ---------
                                                                4,838             9,532

Less - allowance for estimated losses ..............             (891)             (926)
                                                            ---------         ---------
                                                                3,947             8,606

Foreclosed real estate held for sale ...............            1,356               910

Real estate held for sale, net of accumulated
  depreciation ($1,350 in 1997 and $76 in 1996) ....            3,630             2,089
                                                            ---------         ---------
                                                                4,986             2,999

Real estate held for investment, net of
  accumulated depreciation ($55,487 in 1997 and
  $50,310 in 1996) .................................          270,245           217,410
Investment in real estate entities .................            4,333             4,578
Cash and cash equivalents ..........................           24,733               960
Other assets (including $497 in 1997 and $960 in
  1996 from affiliates) ............................           11,291            10,818
                                                            ---------         ---------
                                                            $ 319,535         $ 245,371
                                                            =========         =========

        Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable .........................        $ 222,029         $ 158,692
Other liabilities (including $1,157 in 1997 and $535
  in 1996 to affiliates) ...........................           10,973             7,320
                                                            ---------         ---------
                                                              233,002           166,012

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized, 10,000,000
  shares; issued and outstanding 3,889,200 shares
  in 1997 and 3,926,445 shares in 1996 .............               39                39
Paid-in capital ....................................          217,688           218,133
Accumulated distributions in excess of accumulated
  earnings .........................................         (131,194)         (138,813)
                                                            ---------         ---------
                                                               86,533            79,359
                                                            ---------         ---------
                                                            $ 319,535         $ 245,371
                                                            =========         =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       For the Years Ended December 31,
                                             ---------------------------------------------------
                                                  1997                1996                1995
                                             -----------         -----------         -----------
                                                  (dollars in thousands, except per share)

Revenues
Rents ...............................        $    54,462         $    45,405         $    46,770
Interest ............................              1,499               1,473               1,502
                                             -----------         -----------         -----------
                                                  55,961              46,878              48,272

Expenses
  Property operations (including
    $2,262 in 1997, $1,879 in 1996
    and $2,928 in 1995 to affiliates)             32,424              28,491              30,211
  Interest ..........................             16,765              14,999              16,114
  Depreciation ......................              9,578               8,461               8,619
  Advisory fee to affiliate .........              1,807               1,784               1,770
  Net income fee to affiliate .......              1,022                --                  --
  General and administrative
    (including $1,187 in 1997, $1,047
    in 1996 and $877 in 1995 to
    affiliates) .....................              2,645               2,685               1,960
  Litigation settlement .............               --                (1,500)               (500)
  Provision for losses ..............              1,337               1,579                --
                                             -----------         -----------         -----------
                                                  65,578              56,499              58,174
                                             -----------         -----------         -----------

(Loss) from operations ..............             (9,617)             (9,621)             (9,902)
Equity in income (loss) of investees                 812                 (20)             (1,083)
Gain on sale of real estate .........             21,404               1,579               5,822
                                             -----------         -----------         -----------

Income (loss) before extraordinary
  gain ..............................             12,599              (8,062)             (5,163)
Extraordinary gain ..................               --                   256               1,437
                                             -----------         -----------         -----------
Net income (loss) ...................        $    12,599         $    (7,806)        $    (3,726)
                                             ===========         ===========         ===========

Earnings per share
Income (loss) before extraordinary
  gain ..............................        $      3.22         $     (2.02)        $     (1.29)
Extraordinary gain ..................               --                   .06                 .36
                                             -----------         -----------         -----------
Net income (loss) ...................        $      3.22         $     (1.96)        $      (.93)
                                             ===========         ===========         ===========


Weighted average Common shares used
in computing earnings per share .....          3,907,221           3,994,687           4,012,275
                                             ===========         ===========         ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 Accumulated
                                                                                 Distributions
                                          Common Stock                           in Excess of
                                    ------------------------        Paid-in       Accumulated     Stockholders'
                                     Shares         Amount          Capital         Earnings         Equity
                                    ---------    ------------    ------------    -------------   --------------
                                                                  (dollars in thousands)

Balance, January 1, 1995 .....      4,012,275    $         40    $    219,036    $   (125,899)   $     93,177


Dividends ($.07 per
  share) .....................           --              --              --              (267)           (267)

Net (loss) ...................           --              --              --            (3,726)         (3,726)
                                    ---------    ------------    ------------    ------------    ------------


Balance, December 31, 1995 ...      4,012,275              40         219,036        (129,892)         89,184


Repurchase of Common
  Stock ......................        (85,830)             (1)           (903)           --              (904)

Dividends ($.28 per
  share) .....................           --              --              --            (1,115)         (1,115)

Net (loss) ...................           --              --              --            (7,806)         (7,806)
                                    ---------    ------------    ------------    ------------    ------------


Balance, December 31, 1996 ...      3,926,445              39         218,133        (138,813)         79,359


Fractional shares ............            (18)           --              --              --              --

Repurchase of Common Stock ...        (37,227)           --              (445)           --              (445)

Dividends ($.28 per
  share) .....................           --              --              --            (1,090)         (1,090)

Special dividend ($1.00
  per share) declared ........           --              --              --            (3,890)         (3,890)

Net income ...................           --              --              --            12,599          12,599
                                    ---------    ------------    ------------    ------------    ------------


Balance, December 31, 1997 ...      3,889,200    $         39    $    217,688    $   (131,194)   $     86,533
                                    =========    ============    ============    ============    ============








The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Years Ended December 31,
                                                     --------------------------------------------
                                                         1997           1996              1995
                                                     ------------    ------------    ------------
                                                               (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ...............................   $     57,144    $     43,401    $     46,511
   Interest collected ............................          1,098           1,232           1,256
   Interest paid .................................        (16,016)        (14,167)        (14,676)
   Payments for property operations
     (including $2,262 in 1997, $1,879 in
     1996 and $2,928 in 1995 to affiliates) ......        (40,984)        (30,738)        (31,171)
   Advisory and net income fee paid to
     affiliate ...................................         (1,807)         (1,784)         (1,770)
   General and administrative expenses paid
     (including $1,187 in 1997, $1,047 in
     1996 and $877 in 1995 to affiliates) ........         (2,457)         (2,785)         (1,216)
   Distributions from operating cash flow of
     equity investees ............................            687             649             666
   Litigation settlement .........................           --             1,500             500
   Other .........................................          1,119            (754)          1,122
                                                     ------------    ------------    ------------

     Net cash provided by (used in) operating
        activities ...............................         (1,216)         (3,446)          1,222


Cash Flows from Investing Activities
   Collections on notes receivable ...............          5,048             952           2,851
   Real estate improvements ......................         (5,767)         (3,406)         (8,024)
   Proceeds from sale of real estate .............         29,081           8,922          24,445
   Insurance settlement ..........................          9,633             --              --
   Acquisitions of real estate (including
     $2,966 in 1997, $339 in 1996 and $56 in
     1995 to affiliates) .........................        (46,433)         (7,689)         (1,339)
   Acquisition of partnership interests ..........           --              --               (50)
   Contributions to equity investees .............           (731)           (161)           (443)
                                                     ------------    ------------    ------------

Net cash provided by (used in) investing
   activities ....................................         (9,169)         (1,382)         17,440






The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                            For the Years Ended December 31,
                                                         1997            1996            1995
                                                     ------------    ------------    ------------
                                                                 (dollars in thousands)
Cash Flows from Financing Activities
 Distributions from financing cash flow of
  equity investees ...............................   $      1,101    $       --      $        853
 Payments on notes payable .......................        (37,095)        (14,545)        (35,205)
 Proceeds from notes payable .....................         73,817          13,550          26,072
 Dividends paid ..................................         (1,090)         (1,115)           (267)
 Shares of Common Stock repurchased ..............           (445)           (904)           --
 Deferred financing costs ........................         (2,130)           (818)         (1,058)
                                                     ------------    ------------    ------------

    Net cash provided by (used in)
      financing activities .......................         34,158          (3,832)         (9,605)
                                                     ------------    ------------    ------------


Net increase (decrease) in cash and cash
  equivalents ....................................         23,773          (8,660)          9,057

Cash and cash equivalents, beginning of year .....            960           9,620             563
                                                     ------------    ------------    ------------

Cash and cash equivalents, end of year ...........   $     24,773    $        960    $      9,620
                                                     ============    ============    ============


Reconciliation of net income (loss) to net
  cash provided by (used in) operating
  activities
   Net income (loss) .............................   $     12,599    $     (7,806)   $     (3,726)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
        Depreciation and amortization ............         10,005           8,857           9,180
        Provision for losses .....................          1,337           1,579            --
        Extraordinary gain .......................           --              (256)         (1,437)
        Equity in (income) loss of equity
          investees ..............................           (812)             20           1,083
        Gain on sale of real estate ..............        (21,404)         (1,579)         (5,822)
        Distributions from operating cash flow
          of equity investees ....................            687             649             666
        (Increase) in interest receivable ........           (244)             (5)             (4)
        Decrease in other assets .................          3,740           1,759           1,098
        Increase in interest payable .............            165             200             635
        (Decrease) in other liabilities ..........         (7,289)         (6,864)           (451)
                                                     ------------    ------------    ------------

Net cash provided by (used in) operating
  activities .....................................   $     (1,216)   $     (3,446)   $      1,222
                                                     ============    ============    ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                            For the Years Ended December 31,
                                                          -----------------------------------
                                                             1997         1996          1995
                                                          ----------   ----------   ----------
                                                                 (dollars in thousands)

Schedule of noncash investing and financing
  activities
   Carrying value of real estate acquired
     through foreclosure in satisfaction of
     notes receivable (with carrying value
     of $696) .........................................   $     --     $      691   $     --

Notes payable from acquisition of real
  estate ..............................................       13,606         --           --

Real estate obtained in satisfaction of a note receivable with no carrying value

  Carrying value of real estate received ..............         --           --          2,519

  Carrying value of debt assumed ......................         --           --          2,675

Acquisition of remaining general partner interests in three partnerships

  Carrying value of assets received ...................         --           --         22,807

  Carrying value of liabilities assumed ...............         --           --         21,481















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

Certain balances for 1996 and 1995 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the three for two forward stock split effected February 15, 1996.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Company business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983 and commenced operations on January 31, 1984. The Company invests in real estate through direct equity ownership and investments in real estate entities. It also has invests in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

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

allowances are provided for estimated losses on notes receivable to the extent that the Company's investment in the note exceeds the Company's estimate of fair value of the collateral securing such note.

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ( SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 3 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in noncontrolled partnerships and equity investees. The Company uses the equity method to account for investments in partnerships which it does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., ("IORI"). Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and additional advances and decreased by the Company's proportionate share of the investee's operating losses and distributions received.

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

Earnings per share. Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year adjusted for the three for two forward stock split effected February 15, 1996. The Company adopted SFAS 128, earnings per share, in 1997. The adoption had no impact on the financial statements of the Company.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                       1997                      1996
                                             -----------------------   ----------------------
                                              Estimated                 Estimated
                                                Fair         Book         Fair        Book
                                                Value        Value        Value       Value
                                              ---------    ---------    ----------   --------
Notes receivable
  Performing..................                $   7,264    $  4,389     $   12,409   $  9,544
  Nonperforming, nonaccruing..                    1,400         449          1,400        457
                                              ---------    --------     ----------   --------
                                              $   8,664       4,838     $   13,809     10,001
                                              =========                 ==========

Interest receivable...........                                    3                        47
Unamortized (discounts).......                                   (3)                     (516)
                                                           --------                  --------
                                                           $  4,838                  $  9,532
                                                           ========                  ========

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE  (Continued)

The Company does not recognize interest income on nonperforming notes receivable. For the years 1997, 1996 and 1995, unrecognized interest income on nonperforming notes receivable totaled $257,000, $424,000 and $231,000, respectively.

Notes receivable at December 31, 1997, mature from 1998 through 2012 with interest rates ranging from 3.875% to 12.5%, with a weighted average rate of 9.9%. Discounts were based on imputed interest rates at the time of origination. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $661,000 are due in 1998.

In 1997, the Company accepted discounted payoffs totaling $4.9 million in settlement of two mortgage notes receivable with a combined principal balance of $5.0 million. The Company recognized no loss on the note settlements in excess of the reserves previously established.

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions secured by a first mortgage on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided the following: (i) the payment by the borrower of $2.5 million in cash; (ii) the Company's release of all land securing the note;
(iii) the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land, such note bore interest at 9.0% and matured in January 1996 and (iv) the Company's receipt of 700,000 shares of the borrower's capital stock, which the borrower had the option to repurchase at $5.00 per share for two years from closing. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. With the Company's receipt of $2.5 million on September 12, 1995, it recognized $1.6 million of the gain previously deferred. The $1.4 million note was not paid at maturity. The Company has reached a settlement with the borrower in an effort to correct the default. Per the settlement agreement, the borrower is to pay $17,500 per month in non-refundable fees, for five consecutive months effective November 1997. In return the Company has agreed to delay pursuing its remedies under the note until April 1998. The Company has collected all five payments. If the borrower should not payoff the note in April 1998, the Company does not expect to incur a loss on the note as the fair value of the collateral property exceeds the nominal carrying value of the note.

NOTE 3.  REAL ESTATE AND DEPRECIATION

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

Also in March 1997, the Company purchased the Crescent Place Apartments, a 120 unit apartment complex in Houston, Texas, for $2.3 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.8 million.

Further in March 1997, the Company purchased the Savings of America Building, a 68,634 square foot office building in Houston, Texas, for $1.6 million in cash.

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

In August 1997, the Company purchased a 8.844 acre parcel of undeveloped land in downtown Dallas, Texas, for $11.0 million. The Company paid $2.2 million in cash with the seller providing purchase money financing of the remaining $8.8 million of the purchase price.

In September 1997, the Company purchased Bonita Plaza, a 47,777 square foot office building in Bonita, California, for $5.7 million. The Company paid $1.7 million in cash and obtained new mortgage financing of $4.0 million.

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

Also in October 1997, the Company purchased the Encon Warehouse, a 279,290 square foot industrial warehouse facility in Fort Worth, Texas, for $4.7 million. The Company paid $1.2 million in cash and obtained new mortgage financing of $3.5 million.

Further in October 1997, the Company purchased the Sunchase Apartments, a 300 unit apartment complex in Odessa, Texas, for $3.6 million. The Company paid $1.5 million in cash and assumed the existing mortgage of $2.1 million.

In November 1997, the Company sold President's Square, a 46,509 square foot shopping center in San Antonio, Texas, for $2.6 million in cash. The Company received net cash of $470,000 after the payoff of $1.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company recognized a gain of $554,000 on the sale.

In December 1997, the Company purchased the Fairpark Apartments, a 49 unit apartment complex in Los Angeles, California, for $2.0 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.5 million.

Further in December 1997, the Company purchased the Villa Piedra Apartments, a 132 unit apartment complex in Los Angeles, California, for $4.7 million. The Company paid $1.2 million in cash and obtained new mortgage financing of $3.5 million.

Further in December 1997, the Company purchased the Timbers Apartments, a 180 unit apartment complex in Tyler, Texas, for $2.3 million. The Company paid $500,000 in cash and obtained new mortgage financing of $1.8 million.

In December 1997, the Company purchased the Lexington Center, a 74,603 square foot office building in Colorado Springs, Colorado, for $5.3 million. The Company paid $1.3 million in cash with the seller providing purchase money financing of the remaining $4.0 million of the purchase price.

Also in December 1997, the Company sold Republic Towers, a three building, 1,324,624 square foot office facility in Dallas, Texas, for $24.0 million in cash. The Company received net cash of $23.5 million after the payment of various closing costs associated with the sale. In January 1997, the Company received a final insurance settlement totaling $9.6 million from the 1995 hail storm and flood damage to the building. The Company recognized a gain of $19.4 million on the sale.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

During 1996, the Company purchased (i) a 4.7 acre parcel of partially developed land in Las Colinas, Texas for $941,000 in cash, (ii) the Carseka Apartments in Los Angeles, California for $2.2 million in cash, (iii) three residential lots in Greensboro, North Carolina for $44,000 in cash, (iv) in a single transaction, the Arbor Point Apartments, Southgate Apartments, Westwood Apartments and Coventry Apartments, in Odessa and Midland, Texas for $4.1 million in cash, and
(v) obtained through foreclosure a 5,551 square foot single family residence in Scottsdale, Arizona that secured one of the Company's mortgage notes receivable. Also in 1996, the Company sold a 7 acre parcel of foreclosed undeveloped land in Colorado Springs, Colorado for $330,000, a foreclosed apartment complex in Dearborn Heights, Michigan for $1.6 million, an office building in Oakland, California for $2.2 million, a 177 acre tract of the Moss Creek land and a 257 acre parcel of foreclosed land in Greensboro, North Carolina for $750,000 and a 522 acre parcel of foreclosed land in Greensboro, North Carolina for $1.6 million. The Company received net cash of $6.2 million from the sales after the payoff of $2.9 million in existing mortgage debt. The Company recognized a gain of $1.6 million on such sales.

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses on notes and interest receivable was as follows:

                                         1997        1996        1995
                                       -------     -------     -------
Balance January 1, ................    $   926     $ 1,049     $   960
   Amounts charged off ............        (35)       (123)        (12)
   Recoveries .....................       --          --           101
                                       -------     -------     -------
Balance December 31, ..............    $   891     $   926     $ 1,049
                                       =======     =======     =======

The 1997 provision for losses in the accompanying Consolidated Statements of Operations is the December 1997 write down of Shaws Plaza, a 103,482 square foot shopping center in Sharon, Massachusetts to its agreed sales price less estimated selling costs.

NOTE 5.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

The Company's investments in equity method real estate entities consists of the following:

                                                        1997        1996
                                                      -------     -------
Income Opportunity Realty Investors, Inc. ........
  ("IORI") .......................................    $   853     $   291
Tri-City Limited Partnership ("Tri-City")  .......      4,146       5,123
Nakash Income Associates ("NIA") .................       (770)       (954)
Other ............................................        105         118
                                                      -------     -------
                                                      $ 4,334     $ 4,578
                                                      =======     =======

The Company owns an approximate 22.5% interest in IORI, a publicly held Real Estate Investment Trust ("REIT"), with a market value of $3.9

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

million at December 31, 1997. At December 31, 1997, IORI had total assets of $90.3 million and owned four apartment complexes in Texas and ten office buildings (six in California, one in Florida, two in Texas and one in Virginia).

The Company owns a combined 63.7% general and limited partner interest in Tri-City which owns five properties in Texas, consisting of three apartment complexes, an office building and a shopping center. The Tri-City partnership agreement requires the consent of both the Company and IORI (a 36.3% general partner) for any material changes in the operations of Tri-City's properties, including sales, refinancings and changes in property management. The Company, as a noncontrolling partner, accounts for its investment in Tri-City using the equity method.

In September 1997, Tri-City obtained mortgage financing of $1.9 million secured by the previously unencumbered Oaks of Inwood and Inwood Green Apartments. The Company received $1.1 million of the net financing proceeds.

The Company owns a 60% general partner interest and IORI owns a 40% general partner interest in NIA. The NIA partnership agreement requires the consent of both the Company and IORI for any material changes in the operations of NIA. The Company, as a noncontrolling partner, accounts for its investment in NIA on the equity method. NIA owned two wraparound mortgage notes receivable, one of which was secured by a shopping center in Onandaga, New York. In July 1995, the owner of the shopping center informed NIA that it had determined that further investment in the shopping center was not justified, and further that it had offered to deed the property back to the first lienholder in lieu of foreclosure making the wraparound note receivable held by NIA uncollectible. NIA recorded a provision for loss of $1.5 million to write down its wraparound note receivable to the balance of the mortgage. The Company's equity share of the loss was $901,000. The property was returned to the lender in 1996. In September 1995, the Company received notice from NIA that the other of its wraparound notes receivable secured by a shopping center in Maulden, Missouri had been modified in conjunction with the modification of the underlying note payable. NIA recorded a provision for loss of $212,000 on such modification of which the Company's share was $127,000. In August 1997, the owner of the shopping center refinanced the matured mortgage in the amount of $850,000. The Company contributed an additional $271,000 to NIA to payoff the existing $1.0 million mortgage.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

Set forth below are summary financial data for the real estate entities the Company accounts for using the equity method:

                                                   1997         1996
                                                 --------     --------
Real estate, net of accumulated
  depreciation ($9,967 in 1997
  and $11,467 in 1996) ......................    $ 94,145     $ 65,481
Notes receivable ............................       2,912        2,883
Other assets ................................       7,272        8,757
Notes payable ...............................     (68,155)     (43,807)
Other liabilities ...........................      (4,455)      (2,983)
                                                 --------     --------
Partners' capital ...........................    $ 31,719     $ 30,331
                                                 ========     ========


                                                   1997         1996         1995
                                                 --------     --------     --------

Rents and interest income ...................    $ 19,652     $ 12,319     $ 10,862
Depreciation ................................      (2,139)      (1,685)      (1,748)
Operating expenses ..........................      (9,485)      (7,927)      (7,092)
Interest expense ............................      (4,579)      (3,086)      (2,677)
Provision for losses ........................        --           --         (1,714)
                                                 --------     --------     --------
Net income (loss) ...........................    $  3,449     $   (379)    $ (2,369)
                                                 ========     ========     ========

The Company's equity share of the above net income (losses) for 1997, 1996 and 1995 was $835,000, $(2,000) and $(1.1) million, respectively, before amortization of property acquisition costs discussed below. The Company's share of the above equity investee capital was $9.9 million in 1997 and $10.0 million in 1996.

The excess of the Company's investment over its respective share of the equity in the underlying net assets of equity investees relates primarily to unamortized property acquisition costs of $113,000 in 1997, $116,000 in 1996 and $119,000 in 1995. These amounts are being amortized over the estimated useful lives of the properties.

NOTE 6.  NOTES AND INTEREST PAYABLE

Notes and interest payable consist of the following:

                                                       1997                      1996
                                              ---------------------     -----------------------
                                              Estimated                 Estimated
                                                Fair         Book         Fair          Book
                                                Value        Value        Value         Value
                                              ---------   ---------     ---------     ---------

Notes payable...............                  $ 219,056   $ 220,437     $ 155,035     $ 157,309
                                              =========       1,592     =========         1,383
Interest payable............                              ---------                   ---------
                                                          $ 222,029                   $ 158,692
                                                          =========                   =========

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6. NOTES AND INTEREST PAYABLE  (Continued)

Scheduled principal payments are due as follows:

1998 .............................................                    $ 25,085
1999 .............................................                      18,080
2000 .............................................                      10,539
2001 .............................................                      15,343
2002 .............................................                      23,220
Thereafter .......................................                     128,170
                                                                      --------
                                                                      $220,437
                                                                      ========

Mortgage notes payable at December 31, 1997 bear interest at rates ranging from 7.4% to 10.25% per annum, and mature between 1998 and 2024. The mortgages are collateralized by deeds of trust on real estate with a net carrying value of $272.2 million.

In 1997, the company purchased ten apartment complexes, three office buildings, one industrial warehouse facility and one parcel of land for a total of $69.9 million. In conjunction with the purchases, the Company either assumed existing mortgage debt or obtained new mortgage financing totaling $49.4 million. The mortgages bear interest at rates ranging from 8.0% to 10.25% per annum, require monthly payments of principal and interest, currently totaling $417,208, and mature from June 1998 to December 2017.

In January 1997, the Company refinanced the matured mortgage debt secured by 74 New Montgomery, an office building in San Francisco, California, in the amount of $6.3 million. The Company received net cash of $1.0 million after the payoff of $5.2 million in existing mortgage debt, funding a tax escrow and the payment of various closing costs associated with the financing. The new mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of principal and interest of $53,996 and matures in January 2004.

Also in January 1997, the Company refinanced the matured mortgage debt secured by the Woods Edge Apartments in Rockville, Maryland in the amount of $6.2 million. The Company received no net cash. The refinancing proceeds were used to payoff $5.9 million in existing mortgage debt, funding a tax escrow and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $46,035 and matures in February 2007.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  NOTES AND INTEREST PAYABLE  (Continued)

In March 1997, the Company refinanced the mortgage debt scheduled to mature in December 1997, secured by the President's Square Shopping Center in San Antonio, Texas, in the amount of $1.9 million. The Company received net cash of $600,000 after the payoff of $1.2 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.44% per annum, requires monthly payments of principal and interest of $16,521 and matures in March 2009.

In May 1997, the mortgage debt in the amount of $618,000 secured by the Sheboygan Shopping Center in Sheboygan, Wisconsin matured. The Company elected to exercise its option to extend the maturity date to May 1999.

In June 1997, the Company obtained mortgage financing in the amount of $2.8 million secured by the previously unencumbered Treehouse Apartments in Irving, Texas. The Company received net cash of $2.3 million after funding required tax and repair escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.28% per annum, requires monthly payments of principal and interest of $21,994 and matures in July 2007.

In August 1996, the Company modified and extended the matured loan secured by the Northtown Mall Shopping Center in Dallas, Texas by making $450,000 in principal paydowns to extend the loan to March 31, 1997. The Company did not payoff the loan at maturity. In October 1997, the Company made a $200,000 principal paydown to extend the loan to December 31, 1997. In December 1997, the Company made an additional $100,000 principal paydown and extended the loan to March 31, 1998. The loan had a principal balance of $2.5 million at December 31, 1997.

Also in August 1997, the Company obtained mortgage financing in the amount of $1.3 million secured by the previously unencumbered Savings of America Office Building in Houston, Texas. The Company received net cash of $1.2 million after funding a required tax escrow and the payment of various closing costs associated with the financing. The mortgage bears interest at 8.49% per annum, requires monthly payments of principal and interest of $10,371 and matures in September 2007.

Further in August 1997, the mortgage debt in the amount of $2.6 million secured by the Shaws Plaza Shopping Center in Sharon, Massachusetts matured. In November 1997, the mortgage's maturity date was extended to May 1998, all other terms remained unchanged.

In September 1997, the Company obtained mortgage financing in the amount of $1.5 million secured by the previously unencumbered Carseka Apartments in Los Angeles, California. The Company received net cash of $1.5 million after funding required tax and insurance escrows and the payment of various closing costs associated with the financing. The mortgage bears interest at 7.6% per annum, requires monthly payments of principal and interest of $10,768 and matures in October 2007.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)

In October 1997, the Company refinanced the mortgage debt secured by the South Cochran Apartments in Los Angeles, California in the amount of $2.0 million. The Company received net cash of $921,000 after the payoff of $902,000 in existing mortgage debt, the funding of tax and insurance escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.62% per annum, requires monthly payments of principal and interest of $13,795 and matures in November 2007.

In December 1997, the Company refinanced the matured mortgage debt secured by the Majestic Inn, in San Francisco, California in the amount of $5.7 million. The Company received net cash of $4.5 million after the payoff of $950,000 in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.31% per annum, requires monthly payments of principal and interest of $46,376 and matures in January 2005.

Also in December 1997, the Company refinanced the mortgage debt secured by Corporate Center at Beaumeade, an industrial warehouse facility in Ashburn, Virginia in the amount of $7.0 million. The Company received net cash of $2.1 million after the payoff of $4.6 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.4% per annum, requires monthly payments of principal and interest of $51,275 and matures in January 2008.

Further in December 1997, the Company refinanced the mortgage debt secured by the Corporate Pointe Office Building in Chantilly, Virginia in the amount of $4.0 million. The Company received net cash of $944,000 after the payoff of $2.8 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.75% per annum, requires monthly payments of principal and interest of $30,364 and matures in January 2008.

In 1996, the Company purchased five apartment complexes and one parcel of developed land for a total of $13.4 million in cash.

In 1996, the Company obtained mortgage financing totaling $2.0 million on four previously unencumbered apartment complexes. The Company received net cash of $1.7 million after the funding of escrows and the payment of various closing costs associated with the financings. The mortgages bear interest at variable rates and mature in May 2000. Also in 1996, the Company refinanced the mortgage debt secured by one commercial property and one apartment complex, in the total amount of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)

$9.5 million. The Company received net financing proceeds of $897,000 after the payoff of $7.9 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financings. The mortgages bear interest at rates ranging from 9.1875% to 9.5625% per annum and mature from June 2006 to August 2006. Also in 1996, the Company increased by $2.0 million the mortgage principal balance on a mortgage secured by an office building as provided by the original mortgage. The Company received net cash of $1.9 million after the payment of various closing costs associated with the additional borrowing.

NOTE 7.  DIVIDENDS

The Company has paid quarterly dividends since the fourth quarter of 1995. In 1997, the Company paid dividends of $.28 per share, or a total of $1.1 million. In 1996, the Company paid dividends of $.28 per share or a total of $1.1 million. In addition, the Company declared a special dividend of $1.00 per share in December 1997. These dividends were paid in January 1998.

The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 represented capital gains and 100% of the dividends paid in 1996 and 1995 represented a return of capital.

NOTE 8.  RENTS UNDER OPERATING LEASES

The Company's operations include the leasing of office buildings, industrial warehouses and shopping centers. The leases thereon expire at various dates through 2016. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 1997:

1998 .............................................                    $21,749
1999 .............................................                     17,475
2000 .............................................                     12,552
2001 .............................................                      9,305
2002 .............................................                      6,616
Thereafter .......................................                     18,005
                                                                      -------
                                                                      $85,702
                                                                      =======

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9. ADVISORY AGREEMENT (Continued)

At the Company's annual meeting of stockholders held on May 8, 1997, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of the Company's stockholders but do require the approval of the Company's Board of Directors.

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

certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $206,000, $87,000 and $246,000 of the annual advisory fee for 1997, 1996 and 1995, respectively.

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

NOTE 10.   PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Company for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties, its hotel and the commercial properties owned by Tri-City in which the Company and IORI are partners to Carmel Realty, which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11.   REAL ESTATE BROKERAGE

Carmel Realty provides brokerage services to the Company on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by the Company.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates:

                                              1997       1996       1995
                                             ------     ------     ------
Fees
  Advisory .............................     $1,807     $1,784     $1,770
  Net income ...........................      1,022       --         --
  Property acquisition .................      2,966        339         56
  Real estate brokerage ................        738        283        301
  Mortgage brokerage and equity
    refinancing ........................        517        136        104
Property and construction
  management and leasing
  commissions* .........................      2,262      1,879      2,928
                                             ------     ------     ------
                                             $9,312     $4,421     $5,159
                                             ======     ======     ======

Cost reimbursements ....................     $1,187     $1,047     $  877
                                             ======     ======     ======

-----------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13. INCOME TAXES

For the years 1997, 1996 and 1995, the Company has elected and qualified to be treated as a REIT, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Code, is distributed. See NOTE 7. "DIVIDENDS."

The Company had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in 1997, 1996 and 1995; therefore, the Company recorded no provision for income taxes.

The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1997, the Company's tax basis in its net assets exceeded its basis for financial statement purposes by $11.0 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1997, the Company had tax net operating loss carryforwards of $63.0 million expiring through the year 2011.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13. INCOME TAXES (Continued)

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Company, together with CMET, IORI and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of such entities. On April 23, 1990, the Court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the Court on July 1, 1994 and final Court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Company's Board of Directors that he intended to assert that certain actions taken by the Board of Directors breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 15.     COMMITMENTS AND CONTINGENCIES (Continued)

all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Company's Board of Directors. On May 2, 1997, a hearing was held by the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provides for the addition of four new unaffiliated members to the Company's Board of Directors and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Olive Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Company owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Company's Board of Directors in January 1998 and Murray Shaw was added to the Company's Board of Directors in February 1998.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.     QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of the Company's quarterly results of operations for the years 1997 and 1996 (unaudited):

                                                    Three Months Ended 1997
                                        ----------------------------------------------------
1997                                    March 31,     June 30,   September 30,  December 31,
----                                    ---------     --------   -------------  ------------

Income ............................     $ 12,523      $ 13,674      $ 14,291      $ 15,473
Expenses ..........................       14,437        15,175        16,279        19,687
                                        --------      --------      --------      --------

(Loss) from operations ............       (1,914)       (1,501)       (1,988)       (4,214)

Equity in income (loss) of
  investees .......................          348           429           (97)          132
Gain of sale of real estate .......        1,400            55          --          19,949
                                        --------      --------      --------      --------
Net income (loss) .................     $   (166)     $ (1,017)     $ (2,085)     $ 15,867
                                        ========      ========      ========      ========

Earnings Per Share

Net income (loss) .................     $   (.04)     $   (.26)     $   (.53)     $   4.05
                                        ========      ========      ========      ========

In the first quarter of 1997, a gain on sale of real estate of $1.4 million was recognized on the sale of a .9976 acre parcel of land. In the second quarter of 1997, a gain on sale of real estate of $55,000 was recognized on the sale of a foreclosed single family residence. In the fourth quarter of 1997, a gain on sale of real estate of $19.4 million was recognized on the sale of the Republic Towers Office Building and a gain on the sale of real estate of $554,000 was recognized on the sale of the President's Square Shopping Center. A provision for loss of $1.3 million was also recognized in the fourth quarter to writedown the Shaws Plaza Shopping Center to its agreed sales price less estimated selling costs.

                                                        Three Months Ended 1996
                                         ----------------------------------------------------
1996                                     March 31,     June 30,    September 30, December 31,
----                                     ---------     --------    ------------- ------------

Income .............................     $ 11,570      $ 11,341      $ 11,776      $ 12,191
Expenses ...........................       14,296        15,296        14,055        12,852
                                         --------      --------      --------      --------

(Loss) from operations .............       (2,726)       (3,955)       (2,279)         (661)

Equity in income (loss) of
  investees ........................          (45)           (1)          (56)           82
Gain of sale of real estate ........        1,650          --             (71)         --
Extraordinary gain .................           48          --             208          --
                                         --------      --------      --------      --------
Net (loss) .........................     $ (1,073)     $ (3,956)     $ (2,198)     $   (579)
                                         ========      ========      ========      ========

Earnings Per Share
(Loss) before extraordinary gain ...     $   (.28)     $   (.99)     $   (.60)     $   (.15)
Extraordinary gain .................          .01          --             .05          --
                                         --------      --------      --------      --------
Net (loss) .........................     $   (.27)     $   (.99)     $   (.55)     $   (.15)
                                         ========      ========      ========      ========

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

NOTE 17.      SUBSEQUENT EVENTS

In January 1998, the Company purchased the Mountain Plaza Apartments, a 188 unit apartment complex in El Paso, Texas, for $4.0 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $3.0 million. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in January 2000.

Also in January 1998, the Company purchased the Junction Apartments, a 212 unit apartment complex in Midland, Texas, for $2.5 million. The Company paid $600,000 in cash with the seller providing purchase money financing of the remaining $1.9 million of the purchase price. The financing bears interest at a variable rate, currently 8.0% per annum, requires monthly payments of interest only for the first twenty-four months and thereafter requires monthly payments of principal and interest of $14,302 and matures in January 2003.

Further in January 1998, the Company purchased the Laws Street land, a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash.

In January 1998, the Company purchased the Bent Tree Apartments, a 204 unit apartment complex in Addison, Texas, for $8.1 million. The Company paid $1.7 million in cash and obtained new mortgage financing of $6.4 million. The mortgage bears interest at 7.2% per annum, requires monthly payments of principal and interest of $46,054 and matures in February 2008.

In February 1998, the Company purchased Parkway North, a 71,041 square foot office building in Dallas, Texas, for $5.4 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $3.9 million. The mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of interest only and matures in March 2000.

Also in February 1998, the Company purchased the Lemmon Carlisle land, a 2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.       SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                       Cost
                                                               Capitalized Subsequent      Gross Amounts of Which Carried
                                              Initial Cost         to Acquisition                 at End of Year
                                          --------------------  ---------------------      --------------------------------
                                                  Buildings &                                       Buildings &      (1)
 Property/Location         Encumbrances    Land   Improvements  Improvements   Other        Land    Improvements    Total
--------------------       ------------   ------- ------------  ------------  --------     -------  ------------   --------
INVESTMENT PROPERTIES
APARTMENTS
Arbor Point .............     $ 1,023     $   321     $ 1,285     $   448     $    --      $   321      $ 1,733     $ 2,054
  Odessa, TX
Carseka .................       1,523         460       1,840          75          --          460        1,915       2,375
  Los Angeles, CA
Country Bend ............       2,566         710       2,842          --          --          710        2,842       3,552
   Fort Worth, TX
Coventry ................         417         236         369         177          --          236          546         782
  Midland, TX
Crescent Place ..........       1,754         494       1,978         123          --          494        2,101       2,595
   Houston, TX
Fairpark ................       1,519         425       1,701          --          --          425        1,701       2,126
   Los Angeles, CA
Fountain Village ........       7,972       1,518       8,352       1,845      (2,375) (2)   1,162        8,178       9,340
   Tucson, AZ
Gladstell Forest ........       2,589         504       2,015          94          --          541        2,072       2,613
   Conroe, TX
Harper's Ferry ..........       1,810         349       1,398         173          --          379        1,541       1,920
   Lafayette, LA
Heritage ................       2,009         148         839          45        (300) (3)     108          624         732
   Tulsa, OK
Mariners Pointe .........       3,901         716       4,059         590          --          773        4,592       5,365
   St. Petersburg, FL
Sandstone ...............       5,854       1,656       6,625          --          --        1,656        6,625       8,281
   Mesa, AZ
Shadow Run ..............       7,081       1,503       8,229         212          --        1,503        8,441       9,944
   Pinellas Park, FL
South Cochran ...........       1,949         540       2,162          --          --          540        2,162       2,702
   Los Angeles, CA
Southgate ...............         987         335       1,338         273          --          335        1,611       1,946
 Odessa, TX
Spa Cove ................      12,109       2,254      10,297       3,931         682  (4)   3,261       13,903      17,164
   Annapolis, MD
Summerfield .............       4,715       1,175       4,698         143          --        1,175        4,841       6,016
   Orlando, FL
Summerstone .............       4,887       1,155       4,618          88          --        1,155        4,706       5,861
   Houston, TX
Sunchase ................       2,131         742       2,967          61          --          742        3,028       3,770
   Odessa, TX
Terrace Hills ...........       4,724       1,286       5,145         146          --        1,310        5,267       6,577
   El Paso, TX
Timbers .................       1,800         493       1,974          --          --          493        1,974       2,467
   Tyler, TX
Treehouse ...............       2,768         716       2,865         165          --          716        3,030       3,746
   Irving, TX
Villas at Countryside ...       5,169       1,323       5,290          30          --        1,323        5,320       6,643
   Sterling, VA
Villa Piedra ............       3,506         979       3,915          --          --          979        3,915       4,894
   Los Angeles, CA
Westgate of Laurel ......       7,656         849       9,391         186          --        1,070        9,356      10,426
   Laurel, MD
Westwood ................         309          85         341         107          --           85          448         533
  Odessa, TX
Woodland Hills ..........       1,167         228         913          --          --          228          913       1,141
   San Antonio, TX



                                                                    Life on Which
                                             Date                   Depreciation
                                              of                      in Latest
                                             Con-                     Statement
                              Accumulated   struc-      Date        of Operation
 Property/Location           Depreciation    tion     Acquired      is Computed
--------------------         ------------  --------   --------      ------------
INVESTMENT PROPERTIES
APARTMENTS
Arbor Point .............       $   116      1975     8/30/96      5 - 40 years
  Odessa, TX
Carseka .................            62      1971     11/19/96     5 - 40 years
  Los Angeles, CA
Country Bend ............            24      1981     09/25/97         40 years
   Fort Worth, TX
Coventry ................            35      1977     08/30/96     5 - 40 years
  Midland, TX
Crescent Place ..........            52      1984     03/28/97     5 - 40 years
   Houston, TX
Fairpark ................             3      1991     12/22/97         40 years
   Los Angeles, CA
Fountain Village ........         3,479      1973     01/10/86     5 - 40 years
   Tucson, AZ
Gladstell Forest ........           148      1985     06/30/95         40 years
   Conroe, TX
Harper's Ferry ..........           286      1972     02/25/92     5 - 40 years
   Lafayette, LA
Heritage ................            98      1966     05/14/90     5 - 40 years
   Tulsa, OK
Mariners Pointe .........           866      1972     06/28/91     5 - 40 years
   St. Petersburg, FL
Sandstone ...............            41      1986     10/01/97         40 years
   Mesa, AZ
Shadow Run ..............         3,001      1985     04/10/95     5 - 40 years
   Pinellas Park, FL
South Cochran ...........           356      1928     05/29/91         40 years
   Los Angeles, CA
Southgate ...............            87      1976     08/30/96     5 - 40 years
 Odessa, TX
Spa Cove ................         4,277      1965     02/27/87     5 - 40 years
   Annapolis, MD
Summerfield .............           420      1971     11/02/94     5 - 40 years
   Orlando, FL
Summerstone .............           478      1984     12/17/93     5 - 40 years
   Houston, TX
Sunchase ................            20      1981     10/08/97     5 - 40 years
   Odessa, TX
Terrace Hills ...........           110      1985     03/05/97     5 - 40 years
   El Paso, TX
Timbers .................             4      1973     12/30/97         40 years
   Tyler, TX
Treehouse ...............            53      1974     05/01/97     5 - 40 years
   Irving, TX
Villas at Countryside ...            91      1985     05/15/97     5 - 40 years
   Sterling, VA
Villa Piedra ............             8      1991     12/22/97         40 years
   Los Angeles, CA
Westgate of Laurel ......         3,532      1969     01/01/95     5 - 40 years
   Laurel, MD
Westwood ................            27      1977     08/30/96     5 - 40 years
  Odessa, TX
Woodland Hills ..........           126      1972     05/01/92         40 years
   San Antonio, TX

                       TRANSCONTINENTAL REALTY INVESTORS, INC.     SCHEDULE III
                      REAL ESTATE AND ACCUMULATED DEPRECIATION      (Continued)
                                DECEMBER 31, 1997

                                                                        Cost
                                                                Capitalized Subsequent         Gross Amounts of Which Carried
                                              Initial Cost         to Acquisition                       at End of Year
                                           --------------------- -------------------           ------------------------------
                                                    Buildings &                                        Buildings &      (1)
 Property/Location          Encumbrances   Land     Improvements Improvements  Other            Land   Improvements    Total
--------------------        ------------   -----    ------------ ------------  -----           ------- ------------  --------
INVESTMENT PROPERTIES - CONTINUED                           (dollars in thousands)
APARTMENTS - CONTINUED
Woods Edge ..............     $ 6,158     $ 1,015     $ 7,812     $   143     $    --         $ 1,466     $ 7,504     $ 8,970
   Rockville, MD

OFFICE BUILDINGS
74 New Montgomery .......       6,256       2,277       9,105       3,829        (336)(2)       2,210      12,665      14,875
   San Francisco, CA
Bonita Plaza ............       3,995       1,168       4,670          --          --           1,168       4,670       5,838
   Bonita, CA
Chesapeake Ridge ........       5,348       3,663       4,098       1,571          --           3,681       5,651       9,332
   San Diego, CA
Corporate Pointe ........       4,020         830       3,321         351          --             830       3,672       4,502
   Chantilly, VA
Forum ...................       5,525       1,360       5,439         589          --           1,360       6,028       7,388
   Richmond, VA
Hartford ................       2,236         630       2,520         400          --             630       2,920       3,550
   Dallas, TX
Institute Place Lofts ...       6,058         665       7,057         155          --             665       7,212       7,877
   Chicago, IL
Lexington Center ........       4,000       1,103       4,413          --          --           1,103       4,413       5,516
   Colorado Springs, CO
One Steeplechase ........       8,213       1,380       5,520       2,807          72 (4)       1,391       8,388       9,779
   Sterling, VA
Plaza Towers ............       4,774       1,760      12,617       6,573      (4,379)(2)       1,246      15,325      16,571
   St. Petersburg, FL
Savings of America ......       1,285         338       1,353         169          --             338       1,522       1,860
   Houston, TX
Town & Country ..........        --           108         432         470          --             108         902       1,010
   Houston, TX
Venture Center ..........       1,132         411       2,746         182          --             411       2,928       3,339
   Atlanta, GA
Waterstreet .............       8,114       2,605      10,420         927          --           2,605      11,347      13,952
   Boulder, CO

INDUSTRIAL WAREHOUSES
Corporate Center ........       7,000       1,259       5,038       1,096          --           1,264       6,129       7,393
   Ashburn, VA
Denton Drive ............         341         414         527          --          --             414         527         941
   Dallas, TX ...........
Encon ...................       3,500         984       3,935          --          --             984       3,935       4,919
   Fort Worth, TX
Parke Long ..............       7,759       1,838       7,361         748          --           1,838       8,109       9,947
   Chantilly, VA
Technology Trading ......       4,158       1,199       4,796          96          --           1,222       4,869       6,091
   Sterling, VA
Texstar .................       1,150         333       1,331         141          --             333       1,472       1,805
   Arlington, TX
Tricon ..................       4,848       2,761       6,442         796          --           2,774       7,225       9,999
   Atlanta, GA ..........

SHOPPING CENTERS
Dunes Plaza .............       3,856       1,230       5,430       1,172         (82)(5)       1,529       6,221       7,750
   Michigan City, IN
Northtown ...............       2,500       1,786       7,143       1,484          --           2,103       8,310      10,413
   Dallas, TX




                                                                  Life on Which
                                             Date                  Depreciation
                                             of                      in Latest
                                             Con-                    Statement
                             Accumulated   struc-    Date          of Operation
 Property/Location           Depreciation    tion    Acquired       is Computed
--------------------         ------------  ------   --------       -----------
INVESTMENT PROPERTIES - CONTINUED            (dollars in thousands)
APARTMENTS - CONTINUED
Woods Edge ..............     $ 3,296      1965     01/01/95     5 - 40 years
   Rockville, MD

OFFICE BUILDINGS
74 New Montgomery .......       3,982      1914     09/21/90     4 - 40 years
   San Francisco, CA
Bonita Plaza ............          39      1991     09/16/97         40 years
   Bonita, CA
Chesapeake Ridge ........       3,041      1985     06/30/85     5 - 40 years
   San Diego, CA
Corporate Pointe ........         450      1992     10/28/94     5 - 40 years
   Chantilly, VA
Forum ...................       1,041      1987     10/30/92     3 - 40 years
   Richmond, VA
Hartford ................         286      1980     11/10/94     4 - 40 years
   Dallas, TX
Institute Place Lofts ...       3,350      1910     01/01/93     2 - 40 years
   Chicago, IL
Lexington Center ........           9      1986     12/30/97         40 years
   Colorado Springs, CO
One Steeplechase ........       1,924      1987     12/22/92     5 - 40 years
   Sterling, VA
Plaza Towers ............       8,310      1979     11/14/85     3 - 40 years
   St. Petersburg, FL
Savings of America ......          37      1979     03/31/97     5 - 40 years
   Houston, TX
Town & Country ..........         395      1982     05/01/92     3 - 40 years
   Houston, TX
Venture Center ..........         676      1981     07/04/89     3 - 40 years
   Atlanta, GA
Waterstreet .............       2,341      1988     09/30/91     3 - 40 years
   Boulder, CO

INDUSTRIAL WAREHOUSES
Corporate Center ........         811      1989     04/28/94     3 - 40 years
   Ashburn, VA
Denton Drive ............          61      1948-    05/13/93         40 years
   Dallas, TX ...........                  1952
Encon ...................          25      1958     10/01/97         40 years
   Fort Worth, TX
Parke Long ..............         863      1989     06/16/94     3 - 40 years
   Chantilly, VA
Technology Trading ......         530      1987     12/21/93     3 - 40 years
   Sterling, VA
Texstar .................         138      1967     12/16/93     5 - 40 years
   Arlington, TX
Tricon ..................       1,268      1971-    02/11/93     3 - 40 years
   Atlanta, GA ..........                  1975

SHOPPING CENTERS
Dunes Plaza .............       1,147      1978     03/17/92     5 - 40 years
   Michigan City, IN
Northtown ...............       1,402      1967     02/25/92     5 - 40 years
   Dallas, TX

                     TRANSCONTINENTAL REALTY INVESTORS, INC.       SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        (Continued)
                                DECEMBER 31, 1997

                                                                                     Cost
                                                                           Capitalized Subsequent
                                                     Initial Cost             to Acquisition
                                               ------------------------  -------------------------
                                                           Buildings &
 Property/Location             Encumbrances      Land      Improvements  Improvements      Other
--------------------           ------------    -------     ------------  -----------     ---------
INVESTMENT PROPERTIES - CONTINUED                           (dollars in thousands)
SHOPPING CENTERS - CONTINUED
Parkway Center ............     $   1,796     $     273     $   1,876     $     405      $      --
   Dallas, TX
Sadler Square .............         2,415           679         2,715            65             --
   Amelia Island, FL
Sheboygan .................           864           242         1,371            17             --
   Sheboygan, WI

HOTEL
Majestic Inn ..............         5,700         1,139         4,555           808             --
   San Francisco, CA

LAND
Las Colinas ...............            --           995            --             5             --
   Las Colinas, TX
West End ..................         8,784        11,405            --            --             --
   Dallas, TX
                                ---------     ---------     ---------     ---------      ---------

INVESTMENT PROPERTIES .....       215,680        67,050       231,489        33,911         (6,718)
                                ---------     ---------     ---------     ---------      ---------

PROPERTIES HELD FOR SALE

SHOPPING CENTERS
Shaw Plaza ................         2,579         1,066         4,262         1,098         (1,446)(6)
   Sharon, MA

LAND
Fiesta ....................            --            44            --            --             --
   San Angelo, TX
Fruitland .................            --           253            --            --           (100)(7)
   Fruitland Park, FL
Moss Creek ................            --            85            --            --             --
   Greensboro, NC
Republic Tower ............            --         1,074            --            --             --
   Dallas, TX
                                ---------     ---------     ---------     ---------      ---------

PROPERTIES HELD FOR
   SALE ...................         2,579         2,522         4,262         1,098         (1,546)
                                ---------     ---------     ---------     ---------      ---------

                                $ 218,259     $  69,572     $ 235,751     $  35,009      $  (8,264)
                                =========     =========     =========     =========      =========



                                                                                                                     Life on Which
                                 Gross Amounts of Which Carried                              Date                    Depreciation
                                        at End of Year                                        of                       in Latest
                                   ------------------------                                   Con-                     Statement
                                               Buildings &       (1)      Accumulated        struc-         Date      of Operation
 Property/Location                  Land       Improvements     Total     Depreciation        tion        Acquired    is Computed
--------------------               -------     ------------    --------   ------------       ------       --------    ------------
INVESTMENT PROPERTIES - CONTINUED                           (dollars in thousands)
SHOPPING CENTERS - CONTINUED
Parkway Center ............      $     273     $   2,281     $   2,554      $     701         1979        11/01/91   1 - 40 years
   Dallas, TX
Sadler Square .............            679         2,780         3,459            347         1987        11/22/93   3 - 40 years
   Amelia Island, FL
Sheboygan .................            259         1,371         1,630            191         1977        05/21/92       40 years
   Sheboygan, WI

HOTEL
Majestic Inn ..............          1,139         5,363         6,502          1,026          1902        12/31/90  2 - 40 years
   San Francisco, CA

LAND
Las Colinas ...............          1,000            --         1,000             --           --         01/25/96      --
   Las Colinas, TX
West End ..................         11,405            --        11,405             --           --         08/05/97      --
   Dallas, TX
                                 ---------     ---------     ---------      ---------

INVESTMENT PROPERTIES .....         68,608       257,124       325,732         55,487
                                 ---------     ---------     ---------      ---------

PROPERTIES HELD FOR SALE

SHOPPING CENTERS
Shaw Plaza ................            813         4,167         4,980          1,350         1978     12/13/91      5 - 40 years
   Sharon, MA

LAND
Fiesta ....................             44            --            44             --           --     12/31/91       --
   San Angelo, TX
Fruitland .................            153            --           153             --           --     05/01/92       --
   Fruitland Park, FL
Moss Creek ................             85            --            85             --           --     12/31/96       --
   Greensboro, NC
Republic Tower ............          1,074            --         1,074             --           --     11/27/92       --
   Dallas, TX
                                 ---------     ---------     ---------      ---------

PROPERTIES HELD FOR
   SALE ...................          2,169         4,167         6,336          1,350
                                 ---------     ---------     ---------      ---------

                                 $  70,777     $ 261,291     $ 332,068      $  56,837
                                 =========     =========     =========      =========

------------------

(1)  The aggregate cost for federal income tax purposes is $338.0 million.

(2)  Writedown of property to estimated net realizable value.

(3)  Escrow deposits deducted from the basis of the property.

(4)  Construction period interest and taxes.

(5) Cash received deducted from the basis of the property, offset by land acquired in 1992.

(6) Adjustment to purchase price and 1997 writedown of property to estimated net realizable value.

(7)  Cash received for easement deducted from the basis of the property.

                                                                    SCHEDULE III
                                                                     (Continued)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                             1997           1996            1995
                                                                           ---------      ---------      ---------
                                                                                   (dollars in thousands)

Reconciliation of Real Estate

Balance at January 1, ................................................     $ 270,795      $ 270,296      $ 253,367

Additions
   Acquisitions and improvements .....................................        79,483         11,097         38,664
   Foreclosures ......................................................            --            691          2,519

Deductions
   Sale of real estate ...............................................       (15,860)        (7,121)       (24,229)
   Sale of foreclosed properties .....................................          (691)        (2,589)            --
   Writedown due to permanent
      impairment of property .........................................        (1,337)        (1,579)            --
   Other .............................................................          (322)            --            (25)
                                                                           ---------      ---------      ---------

Balance at December 31, ..............................................     $ 332,068      $ 270,795      $ 270,296
                                                                           =========      =========      =========


Reconciliation of Accumulated
   Depreciation

Balance at January 1, ................................................     $  50,386      $  44,172      $  31,549

Additions
   Depreciation ......................................................         9,578          8,461          8,619
   Accumulated depreciation of
      partnership properties
      acquired through assumption
      of debt ........................................................            --             --          7,794

Deductions
   Sale of real estate ...............................................          (387)        (1,718)        (3,790)
   Sale of foreclosed properties .....................................        (2,740)          (529)            --
                                                                           ---------      ---------      ---------

Balance at December 31, ..............................................     $  56,837      $  50,386      $  44,172
                                                                           =========      =========      =========

                                                                     SCHEDULE IV


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997




                                              Final
                               Interest     Maturity
      Description                Rate         Date          Periodic Payment Terms
------------------------       --------     --------    ----------------------------------
FIRST MORTGAGE LOANS

MILWAUKEE LAND..............      Varies      01/91     Note receivable bearing interest at
Secured by 34,847 sq. ft. of                            prime plus 1%.  Monthly interest only
land in Milwaukee, WI.                                  payments due until maturity, at which
                                                        time all principal and unpaid interest
                                                        was due.  No prepayment penalty.

MAUMELLE LAND...............      9.0%        01/96     Note receivable bearing interest at
Secured by 36.3 acres of                                9%.  Principal and interest due at
commercial land in                                      maturity.
Maumelle, AR

MOSS CREEK LOTS.............      9.0%        06/2000   7 notes outstanding at 12/31/97.
Secured by developed resi-        -12.0%                Monthly payments of principal and
dential lots in Greensboro,                             interest ranging from $118 to $421.
NC.

WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES.............      3.875%      02/2016   Note receivable bearing interest at
Secured by a hotel                                      3.85%.  Principal and interest pay-
in Lake Charles, LA.                                    ments of $13,327 due monthly.  Pre-
                                                        payment penalty of 1% of outstanding
                                                        principal balance.

K-MART, CARY................      Varies      03/2012   Note receivable bearing interest at
Secured by a shopping center                            prime plus 1%.  Monthly payments of
in Wake County, NC.                                     lesser of $37,277 or net cash flow of
                                                        the collateral property.


JUNIOR MORTGAGE LOANS

HAMPTON.....................      Varies        -       Note receivable bearing interest at
Secured by two office                                   prime plus 1%.  Monthly payments of
buildings in Milwaukee, WI                              interest only required.  Principal
                                                        is due upon demand.  No prepayment
                                                        penalty.

LINCOLN COURT APARTMENTS....      Varies      06/2004   Two notes receivable bearing interest
Secured by apartment                                    at prime plus 1%.  Interest only pay-
building in                                             ments due monthly until maturity, at
Dallas, TX.                                             which time all principal and unpaid
                                                        interest are due.  No prepayment
                                                        penalty.



                                                                                  Principal Amount of
                                                                 Carrying          Loans Subject to
                                   Prior        Face Amount       Amounts         Delinquent Principal
      Description                  Liens        of Mortgage   of Mortgage (1)         or Interest
------------------------         --------       -----------   ---------------         ------------
                                                  (dollars in thousands)
FIRST MORTGAGE LOANS

MILWAUKEE LAND .............     $       --     $      200     $       60            $       60(2)
Secured by 34,847 sq. ft. of
land in Milwaukee, WI

MAUMELLE LAND ..............             --          1,400             --                 1,400
Secured by 36.3 acres of
commercial land in
Maumelle, AR

MOSS CREEK LOTS ............             --            180            124                    53
Secured by developed resi-
dential lots in Greensboro,
NC

WRAPAROUND MORTGAGE LOANS

CHATEAU CHARLES ............            120          3,000            254                    --
Secured by a hotel
in Lake Charles, LA

K-MART, CARY ...............          2,059          3,400          2,514                    --
Secured by a shopping center
in Wake County, NC

JUNIOR MORTGAGE LOANS

HAMPTON ....................             --            400             92                    92(2)
Secured by two office
buildings in Milwaukee, WI



LINCOLN COURT APARTMENTS ...          1,346          1,369          1,369                    --
Secured by apartment
building in
Dallas, TX
                                    -------         ------         ------                ------
                                      3,525          9,949          4,413                 1,605

                                                                     SCHEDULE IV
                                                                     (Continued)


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997



                                              Final
                               Interest     Maturity
      Description                Rate         Date          Periodic Payment Terms
------------------------       --------     --------    ----------------------------------

SECURED BY OTHER THAN
  REAL ESTATE

CRIVELLO #2.................     Varies     On Demand   Note receivable bearing interest at
Secured by a mortgage                                   prime.  Monthly payment of interest
note secured by real                                    only.
property in Milwaukee, WI.

DENOTO......................     10.0%        11/97     Note receivable bearing interest at
Secured by a general busi-                              10%.  Monthly payments of principal
ness security agreement.                                and interest.  No prepayment penalty.

DOUBLE FEATURE VIDEO........     Varies       07/98     Three notes outstanding.  Quarterly
Secured by a general                                    payments due based on gross sales.
business security                                       Unpaid accruals compounded to principal.
agreement.

HOPPER......................     12.5%        11/95     Principal and interest payments of $480
Secured by a general                                    due monthly.  No prepayment penalty.
business security agreement.


Total

Interest...................

Unamortized discount.......

Allowance for estimated
  losses...................




                                                                                  Principal Amount of
                                                                 Carrying          Loans Subject to
                                   Prior        Face Amount       Amounts         Delinquent Principal
      Description                  Liens        of Mortgage   of Mortgage (1)         or Interest
------------------------         --------       -----------   ---------------     --------------------
                                                   (dollars in thousands)
SECURED BY OTHER THAN
  REAL ESTATE

CRIVELLO #2 ...................        --              879               193                193(2)
Secured by a mortgage
note secured by real
property in Milwaukee, WI.

DENOTO ........................        --                7                 7                  7
Secured by a general busi-
ness security agreement.

DOUBLE FEATURE VIDEO ..........        --              645               181                181(2)
Secured by a general
business security
agreement.

HOPPER ........................        --               44                44                 44(2)
Secured by a general
business security agreement.


                                  -------          -------           -------            -------

Total                             $ 3,525          $11,524             4,838            $ 2,030
                                  =======          =======                              =======

Interest ......................                                            3

Unamortized discount ..........                                           (3)
                                                                     -------
                                                                       4,838
Allowance for estimated
  losses ......................                                         (891)
                                                                     -------
                                                                     $ 3,947
                                                                     =======



(1)  The aggregate cost for federal income tax purposes is $4.8 million.

(2) An allowance for loss has been provided to reduce the carrying value of this loan to the Company's estimate of fair value of the underlying collateral minus estimated selling expenses.

                                                                     SCHEDULE IV
                                                                     (Continued)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                          MORTGAGE LOANS ON REAL ESTATE

                                                                             1997          1996          1995
                                                                           --------      --------      --------
                                                                                    (dollars in thousands)

Balance at January 1, ................................................     $  9,485      $ 11,166      $ 18,418


Additions

   Deferred interest .................................................           --            --             4



Deductions
   Collections of principal ..........................................       (5,028)         (885)       (2,739)
   Foreclosed properties and
      deeds-in-lieu of foreclosure ...................................           --          (683)           --

   Write off of uncollectible
      mortgage loan ..................................................           --           (63)         (181)
   Write off of principal against
      deferred gain due to pay off
      of mortgage loans at a
      discount .......................................................           --            --        (4,244)

   Write off of principal due to
      discount for early payoff ......................................         (135)          (50)           --
   Write off of unamortized discount
      due to early payoff.............................................          513            --            --

   Transfer of mortgage loan to
      unsecured status ...............................................           --            --           (92)
                                                                           --------      --------      --------



Balance at December 31, ..............................................     $  4,835      $  9,485      $ 11,166
                                                                           ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                        -------------------------------

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


TED P. STOKELY: Age 64, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

 General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December
 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; President (April 1992 to April 1994) of PSA Group; Executive Vice President (1987 to 1991) of Key Companies Inc.; Trustee (since April 1990) and Chairman of the Board (since January 1995) of Continental Mortgage and Equity Trust ("CMET"); Director (since April 1990) and Chairman of the Board (since January
 1995) of Income Opportunity Realty Investors, Inc. ("IORI"); and Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT").

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Directors (Continued)

RICHARD W. DOUGLAS:  Age 50, Director (Independent) (since January 1998).

 President (since 1991) of Dallas Chamber of Commerce; President (1988 to 1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; Trustee (since January 1998) of CMET; and Director (since January
 1998) of IORI.

LARRY E. HARLEY:  Age 57, Director (Independent) (since January 1998).

 President (1993 to 1997) and Executive Vice President (1992 to 1993) of U.S. Operations, Executive Vice President (1989 to 1992) and Senior Vice President (1986 to 1989) of Distribution Operations, Director of Marketing (1984 to
 1986), and Manager of North Central Distribution Center (1974 to 1984) of Mary Kay Cosmetics; Trustee (since January 1998) of CMET; and Director (since January 1998) of IORI.

R. DOUGLAS LEONHARD:  Age 61, Director (Independent) (since January 1998).

 Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to 1985) of
 The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to 1973) of Exxon Corp; Trustee (since January 1998) of CMET; and Director (since January 1998) of IORI.

MURRAY SHAW:  Age 66, Director (Independent) (since February 1998).

 Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; Trustee (since February 1998) of CMET; and Director (since February 1998) of IORI.

MARTIN L. WHITE:  Age 58, Director (Independent) (since January 1995).

 Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to
 1986) of Arpact, Inc., a government contractor for small business development and trade; Trustee (since January 1995) of CMET; and Director (since January
 1995) of IORI.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Directors (Continued)

EDWARD G. ZAMPA:  Age 63, Director (Independent) (since January 1995).

 General Partner (since 1976) of Edward G. Zampa and Company; and Trustee (since January 1995) of CMET; and Director (since January 1995) of IORI.

Board Committees

The Company's Board of Directors held nine meetings during 1997. For such year, no incumbent Director attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Company's Board of Directors during the period for which he had been a Director and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served, except for Mr. White who attended only of the two meetings of the Audit Committee.

The Company's Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1997.

The Company's Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Company's Board of Directors on the services provided to the Company by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee did not meet in 1997. The Board Development Committee reviews and reports to the Company's Board of Directors on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1997.

The Company's Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

The following persons currently serve as executive officers of the Company:
Randall M. Paulson, President; Karl L. Blaha, Executive Vice President - Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers (Continued)

RANDALL M. PAULSON: Age 51, President (since August 1995)and Executive Vice President (January 1995 to August 1995).

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

KARL L. BLAHA: Age 50, Executive Vice President - Commercial Asset Management (since July 1997).

 Executive Vice President- Commercial Asset Management (since July 1997), Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, CMET, IORI, and SAMI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM; Director and President (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February
 1994) of NIRT and Vinland Property Trust ("VPT"); Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark Corporation ("Southmark") (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

BRUCE A. ENDENDYK:  Age 49, Executive Vice President (since January 1995).

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Executive Officers (Continued)

THOMAS A. HOLLAND: Age 55, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997); and Senior Vice President and Chief Accounting Officer (June 1990 to August 1995).

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


ROBERT A. WALDMAN: Age 45, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

 Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET and IORI; Senior Vice President and General Counsel (since January
 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November
 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January
 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)


Officers (Continued)

DREW D. POTERA: Age 38, Vice President (since December 1996) and Treasurer (since December 1990).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Company's Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their ownership of the Company's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1997. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as the Company's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

At the Company's annual meeting of stockholders held on May 8, 1997, the Company's stockholders approved the renewal of the Company's Advisory Agreement with BCM through the next annual meeting of the Company's stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of the Company's stockholders but do require the approval of the Company's Board of Directors.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor to the Company if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The effect of the limitation was to require that BCM refund $206,000 of the annual advisory fee for 1997.

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

MICKEY N. PHILLIPS:                     Director

RYAN T. PHILLIPS:                       Director

RANDALL M. PAULSON:                     President

KARL L. BLAHA:                          Executive Vice President - Commercial Asset
                                        Management

BRUCE A. ENDENDYK:                      Executive Vice President

THOMAS A. HOLLAND:                      Executive Vice President and Chief Financial
                                        Officer

A. CAL ROSSI, JR.:                      Executive Vice President

COOPER B. STUART:                       Executive Vice President

CLIFFORD C. TOWNS, JR.:                 Executive Vice President - Finance

DAN S. ALLRED:                          Senior Vice President - Land Division

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

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, (ii) Gene E. Phillips and
(iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

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

During 1997, $78,250 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 1997 through December 31, 1997, and 1997 special service fees as follows: Ted P. Stokely, $16,500; Edward L. Tixier, $15,000; Martin L. White, $15,000; and Edward G. Zampa, $31,750.













                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1992 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.




=============================================================================================================================
                                       1992            1993            1994            1995            1996           1997
-----------------------------------------------------------------------------------------------------------------------------
THE COMPANY                           100.00          200.00          220.38           223.78        252.97          377.65
-----------------------------------------------------------------------------------------------------------------------------
S&P 500 INDEX                         100.00          109.99          111.43           153.13        188.29          251.13
-----------------------------------------------------------------------------------------------------------------------------
REIT INDEX                            100.00          121.18          126.03           155.01        200.51          222.07
=============================================================================================================================















                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be beneficial owners of more than 5% of its shares of Common Stock as of the close of business on March 6, 1998.

                                                         Amount and Nature
    Name and Address of                                     of Beneficial     Percent of
     Beneficial Owner                                         Ownership        Class (1)
---------------------------                              -----------------    ----------

American Realty Trust, Inc.                                 1,193,768            30.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.                                459,512            11.8%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Maurice A. Halperin                                           288,450             7.4%
2500 North Military Trail
Suite 225
Boca Raton, Florida 33431

----------------------------

(1) Percentage is based upon 3,899,200 shares of Common Stock outstanding at March 6, 1998.

Security Ownership of Management. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of the Company as of the close of business on March 6, 1998.

                                                         Amount and Nature
                                                           of Beneficial               Percent of
 Name of Beneficial Owner                                   Ownership                   Class (1)
--------------------------                            -----------------------          ----------

All Directors and Executive                                 1,760,255(2)(3)               45.1%
Officers as a group
(11 individuals)

--------------------------

(1) Percentage is based upon 3,889,200 shares of Common Stock outstanding at March 6, 1998.

(2) Includes 79,500 shares owned by CMET of which the Company's Directors may be deemed to be beneficial owners by virtue of their positions as trustees of CMET. The Directors of the Company disclaim beneficial ownership of such shares. Also includes 1,000 shares owned directly by Ted P. Stokely.

(3) Includes 26,475 shares owned by SAMLP, 459,512 shares owned by BCM and 1,193,768 shares owned by ART, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of SAMI, BCM and ART. The executive officers of the Company disclaim

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            (Continued)

      beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Company's Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor." BCM is a corporation of which Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

Since February 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 26 of the Company's commercial properties and its hotel and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by First Equity.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services for the Company. Carmel Realty is a company owned by First Equity.

The Directors and officers of the Company also serve as trustees or directors and officers of CMET and IORI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and IORI have the same relationship with BCM as the Company. The Company owned approximately 22.5% of the outstanding shares of common stock of IORI at December 31, 1997. Gene E. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and director of ART until November 16, 1992. Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, Inc., of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995, and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Court.

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

As more fully described in ITEM 2. PROPERTIES - Real Estate," the Company is a partner with IORI in the Tri-City Limited Partnership and Nakash Income Associates. The Company owns 341,500 shares of the common stock of IORI, an approximate 22.5% interest.

In 1997, the Company paid BCM and its affiliates $2.8 million in advisory and net income fees, $517,000 in mortgage brokerage and equity refinancing fees, $3.0 million in property acquisition fees, $738,000 in real estate brokerage commissions and $2.3 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Company of $1.2 million in 1997.

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

Pursuant to the terms of the Modification of Stipulation of Settlement (the "Olive Modification") in the Olive Litigation, as more fully discussed in ITEM
3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Company's Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Company's Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Olive Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Olive Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of the Company's stockholders. The Olive Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Gene E. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

An Amendment to the Olive Modification (the "Olive Amendment") was approved by the Court on July 3, 1997. The Olive Amendment requires that additional requirements be met for certain transactions with affiliates ("Affiliated Transaction"). Independent counsel to the Board must review, advise and report to the Company's Board of Directors on any Affiliated Transaction prior to its consideration and approval by the Company's Board of Directors and the Company's Board of Directors must unanimously approve the transaction after receiving independent counsel's advice and report. In addition, a notice must be given to the plaintiffs' counsel at least 10 days prior to the closing of the transaction and during such 10 day period plaintiffs' counsel is entitled to seek a Court order prohibiting consummation of the transaction. Neither BCM nor any of its affiliates may receive any fees or commissions in connection with an Affiliated Transaction.






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
  December 31, 1997 and 1996

Consolidated Statements of Operations -
  Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1997, 1996 and 1995

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

4. Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit
Number                                 Description
-------            -------------------------------------------------------------

 3.0               Articles of Incorporation of Transcontinental Realty
                   Investors, Inc., as filed on December 20, 1991 (incorporated by reference to Exhibit No. 3.1 to the Registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1991).

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                                   Description
-------            -------------------------------------------------------------

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

 27.0              Financial Data Schedule, filed herewith.


 (b)               Reports on Form 8-K:

                   A Current Report on Form 8-K, dated September 16, 1997, was filed with respect to Item 2. Acquisition or Disposition of Assets," and Item 7. Financial Statements and Exhibits," which reports the acquisition of the Terrace Hills
                   Apartments, the Crescent Place Apartments, the Savings of
                   America Building, the Treehouse Apartments, the Villas at
                   Countryside Apartments, the Bonita Plaza Office Building, the Country Bend Apartments, the Encon Warehouse, the
                   Sandstone Apartments and the Sunchase Apartments filed
                   October 14, 1997 and was amended on Form 8-K/A, filed
                   December 3, 1997.

                   A Current Report on Form 8-K, dated December 22, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Fairpark Apartments, Villa
                   Piedra Apartments, Lexington Center, and the Timbers
                   Apartments filed January 9, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TRANSCONTINENTAL REALTY INVESTORS, INC.


Dated:  March 20, 1998                   By:    /s/ Randall M. Paulson
      ---------------------                  ----------------------------------
                                             Randall M. Paulson
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                                         By:     /s/ Ted P. Stokely
                                             ----------------------------------
                                             Ted P. Stokely
                                             Chairman of the Board
                                             and Director



By:     /s/ Richard W. Douglas           By:    /s/ Murray Shaw
    ---------------------------              -------------------------
    Richard W. Douglas                       Murray Shaw
    Director                                 Director




By:     /s/ Larry E. Harley              By:    /s/ Martin L. White
    ---------------------------              -------------------------
    Larry E. Harley                          Martin L. White
    Director                                 Director




By:     /s/ R. Douglas Leonhard          By:    /s/ Edward G. Zampa
    ---------------------------              -------------------------
    R. Douglas Leonhard                      Edward G. Zampa
    Director                                 Director




Dated:   March 20, 1998                  By:    /s/ Thomas A. Holland
       ------------------------              -------------------------
                                             Thomas A. Holland
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1997




Exhibit
Number                       Description                         Page
--------                     -----------                         ----

 27.0                   Financial Data Schedule.                  91