Form 10-Q
period 1998-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1998-05-14
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998
                                                            --------------

                          Commission File Number 1-9240
                                                 ------


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Nevada                                          94-6565852
-------------------------------                      ---------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)




10670 North Central Expressway, Suite 300, Dallas, Texas           75231
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
Yes  X  . No      .
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                            3,870,700
----------------------------                   -------------------------------
          (Class)                              (Outstanding at April 30, 1998)

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                March 31,   December 31,
                                                                  1998          1997
                                                               ----------   ------------
                     Assets                                      (dollars in thousands)
                     ------
Notes and interest receivable
   Performing ..............................................   $   4,357    $   4,388
   Nonperforming, nonaccruing ..............................         453          450
                                                               ---------    ---------
                                                                   4,810        4,838

Less - allowance for estimated losses ......................        (891)        (891)
                                                               ---------    ---------
                                                                   3,919        3,947

Foreclosed real estate held for sale .......................       1,356        1,356

Real estate held for sale, net of accumulated
   depreciation ($1,350 in 1997) ...........................       5,624        3,630
                                                               ---------    ---------
                                                                   6,980        4,986
Real estate held for investment, net of
   accumulated depreciation ($57,955 in 1998 and
   $55,487 in 1997) ........................................     293,414      270,245
Investment in real estate entities .........................       4,284        4,333
Cash and cash equivalents ..................................      11,829       24,733
Other assets (including $462 in 1998 and $497 in
   1997 from affiliates) ...................................      12,348       11,291
                                                               ---------    ---------
                                                               $ 332,774    $ 319,535
                                                               =========    =========
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable .................................   $ 242,030    $ 222,029
Other liabilities (including $323 in 1998 and $1,157
   in 1997 to affiliates) ..................................       6,151       10,973
                                                               ---------    ---------
                                                                 248,181      233,002
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 3,878,700 shares
   in 1998 and 3,889,200 shares in 1997 ....................          39           39
Paid-in capital ............................................     217,527      217,688
Accumulated distributions in excess of
   accumulated earnings ....................................    (132,973)    (131,194)
                                                               ---------    ---------
                                                                  84,593       86,533
                                                               ---------    ---------
                                                               $ 332,774    $ 319,535
                                                               =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                 For the Three Months
                                                                    Ended March 31,
                                                               --------------------------
                                                                    1998          1997
                                                               -----------    -----------
                                                                 (dollars in thousands,
                                                                     except per share)

Income
   Rents ...................................................   $    16,054    $    12,114
   Interest ................................................           218            409
                                                               -----------    -----------
                                                                    16,272         12,523

Expenses
   Property operations .....................................         8,409          7,276
   Interest ................................................         5,335          3,824
   Depreciation ............................................         2,523          2,255
   Advisory fee to affiliate ...............................           614            465
   General and administrative ..............................           579            617
                                                               -----------    -----------
                                                                    17,460         14,437
                                                               -----------    -----------

(Loss) from operations .....................................        (1,188)        (1,914)
Equity in income (loss) of investees .......................           (18)           348
Gain on sale of real estate ................................            --          1,400
                                                               -----------    -----------
Net (loss) .................................................   $    (1,206)   $      (166)
                                                               ===========    ===========


Earnings Per Share

Net (loss) .................................................   $      (.31)   $      (.04)
                                                               ===========    ===========

Weighted average Common shares used in computing
   earnings per share ......................................     3,886,866      3,926,439
                                                               ===========    ===========










  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998








                                                                               Accumulated
                                                                               Distributions
                                             Common Stock                      in Excess of
                                         -------------------       Paid-in     Accumulated   Stockholders'
                                         Shares       Amount       Capital     Earnings         Equity
                                         ------       ------       -------     ------------- -------------
                                                      (dollars in thousands, except per share)


Balance, January 1, 1998 ..........    3,889,200    $       39   $  217,688    $ (131,194)   $   86,533



Repurchase of Common Stock ........      (10,500)           --         (161)           --          (161)


Dividends ($.15 per share)  .......           --            --           --          (573)         (573)


Net (loss) ........................           --            --           --        (1,206)       (1,206)



Balance, March 31, 1998 ...........    3,878,700    $       39   $  217,527    $ (132,973)   $   84,593
                                       =========    ==========   ==========    ==========    ==========




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                   For the Three Months
                                                                      Ended March 31,
                                                               ----------------------------
                                                                    1998           1997
                                                               ------------    ------------
                                                                 (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected .........................................   $     15,906    $     14,343
   Interest collected ......................................            222             352
   Interest paid ...........................................         (4,888)         (3,689)
   Payments for property operations ........................         (9,909)        (10,749)
   Advisory and net income fee paid to affiliate ...........         (1,438)           (414)
   General and administrative expenses paid ................           (539)           (575)
   Distributions from operating cash flow of equity
      investees ............................................             33              72
   Insurance settlement ....................................             --           9,529
   Other ...................................................            466              50
                                                               ------------    ------------
      Net cash provided by (used in) operating
         activities ........................................           (147)          8,919


Cash Flows from Investing Activities
   Acquisition of real estate ..............................        (28,475)         (3,954)
   Real estate improvements ................................           (825)           (943)
   Proceeds from sale of real estate .......................          3,596           3,023
   Collections on notes receivable .........................             24              20
   Contributions to equity investees .......................             (2)             (5)
                                                               ------------    ------------
      Net cash (used in) investing activities ..............        (25,682)         (1,859)


Cash Flows from Financing Activities
   Payments on notes payable ...............................         (8,142)        (24,162)
   Proceeds from notes payable .............................         25,960          26,584
   Deferred borrowing costs ................................           (443)         (1,126)
   Reimbursements to/from advisor ..........................             80            (499)
   Repurchase of Common Stock ..............................           (161)             --
   Dividends to stockholders ...............................         (4,369)           (275)
                                                               ------------    ------------
      Net cash provided by financing activities ............         12,925             522


Net increase (decrease) in cash and cash
   equivalents .............................................        (12,904)          7,582
Cash and cash equivalents, beginning of period .............         24,733             960
                                                               ------------    ------------
Cash and cash equivalents, end of period ...................   $     11,829    $      8,542
                                                               ============    ============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued





                                                                    For the Three Months
                                                                      Ended March 31,
                                                               ----------------------------
                                                                    1998          1997
                                                               ------------    ------------
                                                                   (dollars in thousands)

Reconciliation of net (loss) to net cash
   provided by (used in) operating activities
Net (loss) .................................................   $     (1,206)   $       (166)
Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities
   Depreciation and amortization ...........................          2,683           2,353
   Gain on sale of real estate .............................             --          (1,400)
   Equity in (income) loss of equity investees .............             18            (348)
   Distributions from operating cash flow of equity
      investees ............................................             33              72
   Decrease in interest receivable .........................              4               2
   (Increase) decrease in other assets .....................           (705)          2,246
   Increase (decrease) in interest payable .................            287             (22)
   Increase (decrease) in other liabilities ................         (1,261)          6,182
                                                               ------------    ------------
      Net cash provided by (used in) operating
         activities ........................................   $       (147)   $      8,919
                                                               ============    ============




Schedule of noncash investing and financing activities

Notes payable from purchase of real estate .................   $      1,895    $         --








  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.       BASIS OF PRESENTATION

The Company, a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983. The Company invests in real estate through direct equity ownership, leases and partnerships and also invests in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

NOTE 2.       REAL ESTATE

In January 1998, the Company purchased the Mountain Plaza Apartments, a 188 unit apartment complex in El Paso, Texas, for $4.0 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $3.0 million. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in January 2000. The Company paid a real estate brokerage commission of $139,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, and a real estate acquisition fee of $39,000 to BCM based on the $4.0 million purchase price of the property.

Also in January 1998, the Company purchased the Junction Apartments, a 212 unit apartment complex in Midland, Texas, for $2.5 million. The Company paid $600,000 in cash and obtained seller financing of the remaining $1.9 million of the purchase price. The financing bears interest at a variable rate, currently 8.0% per annum, requires monthly payments of interest only for the first twenty-four months and thereafter requires monthly payments of principal and interest of $14,302 and matures in January 2003. The Company paid a real estate brokerage commission of $94,000 to Carmel Realty and a real estate acquisition fee of $25,000 to BCM based on the $2.5 million purchase price of the property.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 2.       REAL ESTATE (Continued)

In January 1998, the Company purchased the Bent Tree Garden Apartments, a 204 unit apartment complex in Addison, Texas, for $8.1 million. The Company paid $1.7 million in cash and obtained new mortgage financing of $6.4 million. The mortgage bears interest at 7.2% per annum, requires monthly payments of principal and interest of $46,054 and matures in February 2008. The Company paid a real estate brokerage commission of $232,000 to Carmel Realty and a real estate acquisition fee of $81,000 to BCM based on the $8.1 million purchase price of the property.

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

In December 1997, the Company entered into a contract to sell Shaws Plaza, a 103,482 square foot shopping center in Sharon, Massachusetts, for $3.8 million. The agreed sales price was $1.4 million less than the property's carrying value. Accordingly, at December 31, 1997, the Company recognized a provision for loss of $1.4 million to reduce the property's carrying value to its sales price less estimated costs of sale. In March 1998, the Company completed the sale receiving net cash of $1.2 million after the payoff of $2.6 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $134,000 to Carmel Realty based on the $3.8 million sales price of the property. The Company incurred no gain or loss on the sale.

In March 1998, the Company purchased the Plaza on Bachman Creek, a 80,278 square foot retail/office complex in Dallas, Texas, for $3.5 million. The Company paid $1.1 million in cash and obtained new mortgage financing of $2.4 million. The mortgage bears interest at a variable rate, currently 9% per annum, requires monthly payments of principal and interest of $21,593 and matures in March 2018. The Company paid a real estate brokerage commission of $124,000 to Carmel Realty and a real estate acquisition fee of $35,000 to BCM based on the $3.5 million purchase price of the property.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.       NOTES AND INTEREST RECEIVABLE

At March 31, 1998, the Company held a wraparound mortgage note secured by a K-Mart in Wake County, North Carolina, with a principal balance of $2.5 million. In February 1998, the Company was informed that the first lien mortgage in the amount of $2.0 million was in default. In order to protect its interest, the Company has instituted foreclosure proceedings. The Company does not expect to incur a loss on foreclosure as the estimated fair value of the property exceeds the carrying value of the note.

NOTE 4.       INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below is summarized results of operations for the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1998 (dollars in thousands):


Rents and interest income ..................................   $ 4,550
Depreciation ...............................................       647
Property operations ........................................     2,411
Interest expense ...........................................     1,572
                                                               -------
Net (loss) .................................................   $   (80)
                                                               =======

NOTE 5.        NOTES AND INTEREST PAYABLE

In December 1997, the Company extended the loan which was scheduled to mature December 31, 1997 secured by the Northtown Mall Shopping Center in Dallas, Texas, by making a $100,000 principal paydown to extend the loan to March 31, 1998. The Company did not payoff the loan at maturity. The Company is in negotiations with the lender to again extend the loan and expects to be successful in such negotiations, but if not successful, the Company intends to payoff the loan. The loan had a principal balance of $2.5 million at March 31, 1998.

In March 1998, the Company refinanced the mortgage debt secured by the Tricon Warehouses in Atlanta, Georgia in the amount of $10.2 million. The Company received net cash of $5.4 million after the payoff of $4.8 million in existing mortgage debt, funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at a variable rate, currently 7.53% per annum, requires monthly payments of principal and interest of $75,576 and matures in April 2008. The Company paid a mortgage brokerage and equity refinancing fee of $102,000 to BCM based on the new $10.2 million mortgage.

NOTE 6.        COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through direct ownership, leases and partnerships and invests in mortgage loans, including first, wraparound and junior mortgage loans. The Company is the successor to a business trust which was organized on September 6, 1983 and commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $11.8 million at March 31, 1998 compared with $24.7 million at December 31, 1997. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

In the first three months of 1998, the Company paid dividends of $.15 per share, or a total of $573,000. In January 1998, the Company also paid a special dividend of $1.00 per share which was declared in December 1997.

The Company's Board of Directors has approved the Company's repurchase of a total of 458,000 shares of its Common Stock. Through April 30, 1998, the Company had purchased a total of 406,315 shares, for an aggregate purchase price of $3.3 million. The Company repurchased 10,500 shares at a total cost of $161,000 in the first quarter of 1998.

In January 1998, the Company purchased (i) the Mountain Plaza, an apartment complex in El Paso, Texas, for $4.0 million, consisting of $1.0 million in cash and financing $3.0 million, (ii) the Junction, an apartment complex in Midland, Texas, for $2.5 million, consisting of $600,000 in cash and purchase money financing of $1.9 million, (iii) a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash, and (iv) the Bent Tree Garden, an apartment complex in Addison, Texas, for $8.1 million, consisting of $1.7 million in cash and mortgage financing of $6.4 million.

In February 1998, the Company purchased (i) the Parkway North, an office building in Dallas, Texas, for $5.4 million, consisting of $1.5 million in cash and mortgage financing of $3.9 million, and (ii) a 2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash.

In March 1998, the Company refinanced the mortgage debt secured by Tricon, eight warehouses in Atlanta, Georgia. The Company received net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

cash of $5.4 million after the payoff of $4.8 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

Also in March 1998, the Company completed the sale of the Shaws Plaza in Sharon, Massachusetts. The Company received net cash of $1.2 million after the payoff of the existing mortgage debt and various closing costs associated with the sale.

Further in March 1998, the Company purchased the Plaza on Bachman Creek, a retail/office complex in Dallas, Texas, for $3.5 million, consisting of $1.1 million in cash and new mortgage financing of $2.4 million.

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

Results of Operations

The Company's net loss for the three months ended March 31, 1998 was $1.2 million as compared to a net loss of $166,000 in the corresponding period in 1997. The net loss for the three months ended March 31, 1997 includes gains on sale of real estate of $1.4 million. Fluctuations in this and other components of the Company's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents in the three months ended March 31, 1998 were $16.1 million compared to $12.1 million in the corresponding period in 1997. Of the increase, $297,000 relates to an increase in rental rates at the Company's commercial properties and $3.8 million is due to the acquisition of twenty-two properties in 1997 and 1998. These increases are partially offset by decreases of $335,000 due to the sale of three properties subsequent to March 31, 1997. Rents are expected to continue to increase due to properties acquired in 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income decreased to $218,000 in the three months ended March 31, 1998 compared to $409,000 in the corresponding period in 1997. This decrease is due to four mortgage notes receivable paid in full in 1997. Interest income for the remainder of 1998 is expected to approximate that of the first quarter of 1998.

Property operations expense in the three months ended March 31, 1998 was $8.4 million compared to $7.3 million in the corresponding period in 1997. Of the increases, $2.1 million is due to the acquisition of twenty-two properties in 1997 and 1998. This increase is partially offset by decreases of $769,000 due to the sale of three properties subsequent to March 31, 1997 and $93,000 due to a decrease in property replacement and personnel expenses at the Company's commercial properties. Property operating expenses are expected to continue to increase due to properties acquired in 1997 and 1998.

Interest expense increased to $5.3 million in the three months ended March 31, 1998 compared to $3.8 million in the corresponding period in 1997. Of the increase, $1.4 million is due to the debt incurred or assumed on twenty of twenty-two properties acquired in 1997 and 1998 and $148,000 is due to refinancings and financing obtained on previously unencumbered properties. These increases are partially offset by a decrease of $44,000 due to properties sold in 1997 and 1998. Interest expense for the remainder of 1998 is expected to be comparable to that of the first quarter of 1998.

Depreciation expense increased to $2.5 million for the three months ended March 31, 1998 compared to $2.3 million in the corresponding period in 1997. Of this increase, $421,000 is due to the acquisition of twenty-two properties in 1997 and 1998 with seven of the properties being acquired in the first three months of 1998. This increase is partially offset by a decrease of $243,000 due to three properties sold subsequent to March 31, 1997. Depreciation is expected to continue to increase during the remainder of 1998 as a result of depreciation on the properties acquired in 1997 and in 1998.

Advisory fees increased to $614,000 for the three months ended March 31, 1998 compared to $465,000 in the corresponding period in 1997. Advisory fees are expected to continue to increase with increases in the Company's gross assets, the basis for such fee.

General and administrative expenses of $579,000 for the three months ended March 31, 1998 were comparable to the $617,000 in the corresponding period in 1997.

Equity in earnings of investees was a loss of $18,000 for the three months ended March 31, 1998 compared to income of $348,000 for the corresponding period in 1997. Included in equity earnings of investees for the three months ended March 31, 1997 is a gain on sale of real

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

estate of $416,000, which is the Company's equity share of the gain recognized by Income Opportunity Realty Investors, Inc. ("IORI") on the sale of one of its apartment complexes. At April 30, 1998, the Company owned approximately 22.5% of IORI's outstanding shares of common stock.

In the three months ended March 31, 1997, the Company recognized a gain of $1.4 million from the sale of a .9976 acre parcel of land in Dallas, Texas. No such gain was recognized in 1998.

Tax Matters

As more fully discussed in the Company's 1997 Form 10-K, the Company has elected and, in the opinion of the Company's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

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


                           ---------------------------

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

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

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

Under the Olive Amendment, all shares of the Company owned by Gene E. Phillips or any of his affiliates shall be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new Board members added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Company owned by Gene E. Phillips or his affiliates in excess of forty percent (40%) of the Company's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Company.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Company's Board of Directors in January 1998 and Murray Shaw was added to the Company's Board of Directors in February 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                                Description

 27.0          Financial Data Schedule

(b)      Reports on Form 8-K as follows:

         A Current Report on Form 8-K, dated December 22, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Fairpark Apartments, Villa Piedra Apartments, Timbers Apartments and Lexington Center filed January 9, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TRANSCONTINENTAL REALTY
                                              INVESTORS, INC.






Date:      May 14, 1998                       By:  /s/ Randall M. Paulson
     ------------------------------              -------------------------------
                                                 Randall M. Paulson
                                                 President


Date:      May 14, 1998                       By:  /s/ Thomas A. Holland
     ------------------------------              -------------------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months ended March 31, 1998





Exhibit                                                                         Page
Number                        Description                                       Number
-------   ---------------------------------------------------------             ------
   27.0   Financial Data Schedule                                               18
