Form 10-Q
period 1998-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1998-08-11
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998
                                                            -------------

                          Commission File Number 1-9240



                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             ------------------------------------------------------

             (Exact Name of Registrant as Specified in Its Charter)


               Nevada                                           94-6565852
 --------------------------------                           -----------------

 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)



     10670 North Central Expressway, Suite 300, Dallas, Texas     75231
     ---------------------------------------------------------------------
     (Address of Principal Executive Office)                    (Zip Code)



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                               3,872,505
----------------------------                     ------------------------------
          (Class)                                (Outstanding at July 31, 1998)

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1998            1997
                        Assets                                  -----------    -----------
                        ------                                   (dollars in thousands)


Notes and interest receivable
 Performing ................................................    $     4,370    $      4,388
 Nonperforming, nonaccruing ................................            416             450
                                                               ------------    ------------
                                                                      4,786           4,838
Less - allowance for estimated losses ......................           (891)           (891)
                                                               ------------    ------------
                                                                      3,895           3,947
Foreclosed real estate held for sale .......................          1,356           1,356

Real estate held for sale, net of accumulated depreciation
 ($4,790 in 1998 and $1,350 in 1997) .......................         21,571           3,630
                                                               ------------    ------------
                                                                     22,927           4,986
Real estate held for investment, net of accumulated
 depreciation ($55,770 in 1998 and $55,487 in 1997) ........        301,404         270,245
Investment in real estate entities .........................          4,011           4,333
Cash and cash equivalents ..................................          7,093          24,733
Other assets (including $438 in 1998 and $497 in 1997 from
 affiliates) ...............................................         15,058          11,291
                                                               ------------    ------------
                                                               $    354,388    $    319,535
                                                               ============    ============
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable .................................   $    261,440    $    222,029
Other liabilities (including $115 in 1998 and $1,157
 in 1997 to affiliates) ....................................          7,199          10,973
                                                               ------------    ------------
                                                                    268,639         233,002
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000 shares;
 issued and outstanding, 3,872,505 shares in 1998 and
 3,889,200 shares in 1997 ..................................             39              39
Paid-in capital ............................................        217,431         217,688
Accumulated distributions in excess of accumulated
 earnings ..................................................       (131,721)       (131,194)
                                                               ------------    ------------
                                                                     85,749          86,533
                                                               ------------    ------------
                                                               $    354,388    $    319,535
                                                               ============    ============

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Three Months             For the Six Months
                                                             Ended June 30,                  Ended June 30,
                                                      ---------------------------     ---------------------------
                                                          1998            1997            1998            1997
                                                      -----------     -----------     -----------     -----------
                                                                  (dollars in thousands, except per share)
Income
    Rents ........................................    $    17,339     $    13,310     $    33,393     $    25,424
    Interest .....................................            175             364             393             773
                                                      -----------     -----------     -----------     -----------
                                                           17,514          13,674          33,786          26,197
Expenses
    Property operations ..........................          8,874           7,749          17,283          15,025
    Interest .....................................          5,609           3,938          10,944           7,762
    Depreciation .................................          2,606           2,350           5,129           4,605
    Advisory and net income fee to affiliate .....            689             491           1,303             956
    General and administrative ...................            486             647           1,065           1,264
                                                      -----------     -----------     -----------     -----------
                                                           18,264          15,175          35,724          29,612
                                                      -----------     -----------     -----------     -----------
(Loss) from operations ...........................           (750)         (1,501)         (1,938)         (3,415)

Equity in income of investees ....................            450             429             432             777
Gain on sale of real estate ......................          2,132              55           2,132           1,455
                                                      -----------     -----------     -----------     -----------
Net income (loss) ................................    $     1,832     $    (1,017)    $       626     $    (1,183)
                                                      ===========     ===========     ===========     ===========

Earnings Per Share

Net income (loss) ................................    $       .47     $      (.26)    $       .16     $      (.30)
                                                      ===========     ===========     ===========     ===========


Weighted average Common shares used in computing
  earnings per share .............................      3,871,436       3,907,344       3,879,080       3,916,838
                                                      ===========     ===========     ===========     ===========


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998


                                                                                                 Accumulated
                                                                                                Distributions
                                                      Common Stock                               in Excess of
                                             -----------------------------        Paid-in        Accumulated      Stockholders'
                                                Shares           Amount           Capital          Earnings           Equity
                                             ------------     ------------      ------------     ------------      ------------
                                                                    (dollars in thousands, except per share)
Balance, January 1, 1998 ...............        3,889,200     $         39      $    217,688     $   (131,194)     $     86,533



Repurchase of Common Stock .............          (21,950)            --                (336)            --                (336)


Sale of Common Stock under dividend
 reinvestment plan .....................            5,255             --                  79             --                  79


Dividends ($.30 per share)  ............             --               --                --             (1,153)           (1,153)


Net income .............................             --               --                --                626               626
                                             ------------     ------------      ------------     ------------      ------------


Balance, June 30, 1998 .................        3,872,505     $         39      $    217,431     $   (131,721)     $     85,749
                                             ============     ============      ============     ============      ============


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         ------------    ------------
                                                                             (dollars in thousands)
Cash Flows from Operating Activities
    Rents collected ..................................................   $     32,948    $     27,936
    Interest collected ...............................................            397             653
    Interest paid ....................................................         (9,984)         (7,391)
    Payments for property operations .................................        (17,970)        (20,351)
    Advisory fee paid to affiliate ...................................         (2,094)           (904)
    General and administrative expenses paid .........................         (1,245)         (1,313)
    Distributions from operating cash flow of equity investees .......             60              74
    Insurance settlement .............................................           --             9,529
    Other ............................................................           (861)            507
                                                                         ------------    ------------
        Net cash provided by operating activities ....................          1,251           8,740

Cash Flows from Investing Activities
    Acquisition of real estate .......................................        (51,452)        (15,617)
    Real estate improvements .........................................         (3,237)         (2,991)
    Proceeds from sale of real estate ................................          3,596           3,800
    Deposits on pending purchases ....................................           (505)           (410)
    Collections on notes receivable ..................................          2,180           2,134
    Distributions of equity investees' investing cash flow ...........            701            --
    Contributions to equity investees ................................             (7)           (389)
                                                                         ------------    ------------
        Net cash (used in) investing activities ......................        (48,724)        (13,473)

Cash Flows from Financing Activities
    Payments on notes payable ........................................        (13,678)        (24,563)
    Proceeds from notes payable ......................................         49,654          35,880
    Deferred borrowing costs .........................................           (876)         (1,222)
    Reimbursements to advisor ........................................            (61)           (501)
    Repurchase of Common Stock .......................................           (336)           (302)
    Sale of Common Stock under dividend reinvestment plan ............             79            --
    Dividends to stockholders ........................................         (4,949)           (546)
                                                                         ------------    ------------
        Net cash provided by financing activities ....................         29,833           8,746

Net increase (decrease) in cash and cash equivalents .................        (17,640)          4,013
Cash and cash equivalents, beginning of period .......................         24,733             960
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $      7,093    $      4,973
                                                                         ============    ============


       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                              For the Six Months
                                                                               Ended June 30,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         ------------    ------------
                                                                             (dollars in thousands)
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss) ....................................................   $        626    $     (1,183)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation and amortization ......................................          5,525           4,755
  Gain on sale of real estate ........................................         (2,132)         (1,455)
  Equity in (income) of investees ....................................           (432)           (777)
  Distributions from operating cash flow of equity investees .........             60              74
  (Increase) decrease in interest receivable .........................              4              (2)
  (Increase) decrease in other assets ................................         (2,262)          2,912
  Increase in interest payable .......................................            564             104
  Increase (decrease) in other liabilities ...........................           (702)          4,312
                                                                         ------------    ------------
      Net cash provided by operating activities ......................   $      1,251    $      8,740
                                                                         ============    ============



Schedule of noncash investing and financing activities

Notes payable from purchase of real estate ...........................   $      2,970    $      5,169


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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

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

Also in January 1998, the Company purchased the Hunters Glen Apartments, a 212 unit apartment complex in Midland, Texas, for $2.5 million. The Company paid $600,000 in cash and obtained seller financing of the remaining $1.9 million of the purchase price. The financing bears interest at a variable rate, currently 8.0% per annum, requires monthly payments of interest only for the first twenty-four months and thereafter requires monthly payments of principal and interest of $14,302 and matures in January 2003. The Company paid a real estate brokerage commission of $94,000 to Carmel Realty and a real estate acquisition fee of $25,000 to BCM based on the $2.5 million purchase price of the property.

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

In December 1997, the Company entered into a contract to sell Shaws Plaza, a 103,482 square foot shopping center in Sharon, Massachusetts, for $3.8 million. The agreed sales price was $1.4 million less than the property's carrying value. Accordingly, at December 31, 1997, the Company recognized a provision for loss of $1.4 million to reduce the property's carrying value to its sales price less estimated costs of sale. In March 1998, the Company completed the sale receiving net cash of $1.2 million after the payoff of $2.6 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company paid a real estate brokerage commission of $134,000 to Carmel Realty based on the $3.8 million sales price of the property. The Company incurred no gain or loss on the sale beyond the reserve previously established.

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

In April 1998, the Company purchased in a single transaction Ashton Way, a 178 unit apartment complex in Midland, Texas, and the 4400 Apartments,

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. REAL ESTATE (Continued)

a 92 unit apartment complex also in Midland, Texas, and in May 1998, the Company purchased the Woodview Apartments, a 232 unit apartment complex in Odessa, Texas, for a total of $6.8 million. The Company paid a total of $1.5 million in cash and obtained new mortgage financing secured by all three properties totaling $5.3 million. The first mortgage of $4.5 million bears interest at 7.2% per annum and the second mortgage of $845,000 bears interest at a variable rate, currently 8.2% per annum. The mortgages require monthly payments of principal and interest totaling $38,003 and mature in October 1999 and May 2008, respectively. The Company paid a real estate brokerage commission of $244,000 to Carmel Realty and a real estate acquisition fee of $68,000 to BCM based on the $6.8 million purchase price of the properties.

Also in May 1998, the Company purchased the Eagle Crest land, a 22.99 acre parcel of land in Farmers Branch, Texas, for $2.5 million in cash. The Company paid a real estate brokerage commission of $95,000 to Carmel Realty and a real estate acquisition fee of $25,000 to BCM based on the $2.5 million purchase price of the property.

Further in May 1998, the Company purchased the Emerald Terrace Apartments, a 172 unit apartment complex in Midland, Texas, for $1.5 million. The Company paid $425,000 in cash, assumed the existing mortgage of $584,000 and obtained seller financing of the remaining $491,000 of the purchase price. The mortgages bear interest at variable rates, currently 7.5% and 9.5% per annum, respectively, require monthly payments of principal and interest totaling $10,643 and mature in November 1999 and June 2008. The Company paid a real estate brokerage commission of $59,000 to Carmel Realty and a real estate acquisition fee of $15,000 to BCM based on the $1.5 million purchase price of the property.

In May 1998, the Company purchased in a single transaction, Daley Plaza, a 62,425 square foot office building in San Diego, California and the View Ridge building, a 25,062 square foot office building, also in San Diego, California, for a total of $6.5 million. The Company paid $1.7 million in cash and obtained new mortgage financing totaling $4.8 million. The mortgages bear interest at a variable rate, currently 9.5% per annum, require monthly payments of principal and interest totaling $42,416 and mature in May 2005. The Company paid a real estate brokerage commission of $200,000 to Carmel Realty and a real estate acquisition fee of $65,000 to BCM based on the $6.5 million purchase price of the properties.

In 1997, Montgomery Ward ("Ward"), a tenant at the Northtown Mall, a shopping center in Dallas, Texas, filed for bankruptcy protection. In an attempt to keep the Ward's lease from being sold, Northtown Mall was placed in administrative bankruptcy. The Northtown Mall lease, as well as other Ward leases, were sold for the benefit of the Ward bankruptcy

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. REAL ESTATE (Continued)

estate. The Company has agreed to buy back the lease in conjunction with the pending sale of the Northtown Mall. Such sale is scheduled to close in August 1998.

In June 1998, the Company purchased the Atrium building, a 74,603 square foot office building in Palm Beach, Florida, for $5.4 million. The Company paid $1.3 million in cash and obtained new mortgage financing of $4.1 million. The mortgage bears interest at a variable rate, currently 7.93% per annum, requires monthly payments of principal and interest of $31,455 and matures in July 2001. The Company paid a real estate brokerage commission of $179,000 to Carmel Realty and a real estate acquisition fee of $54,000 to BCM based on the $5.4 million purchase price of the property.

At June 30, 1998, the Company reclassified from real estate held for investment to real estate held for sale (i) Northtown Mall, a 354,174 square foot shopping center in Dallas, Texas; (ii) Denton Drive Warehouse, 123,800 square foot industrial warehouse in Dallas, Texas, and (iii) Chesapeake Ridge, a 100,484 square foot office building in San Diego, California. All three properties were under contract for sale at June 30, 1998.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen developed residential and commercial subdivisions located in Maumelle, Arkansas, secured by a first mortgage on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided for, among other things the payment by the borrower of $2.5 million in cash, and the Company's acceptance of a new $1.4 million note secured by 36.3 acres of commercial land. Such note matured in January 1996. In April 1998, the Company received $2.1 million in full settlement of its note and accrued but unpaid interest. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. Accordingly, the Company recognized the previously deferred gain of $2.1 million on collection of its note receivable.

At June 30, 1998, the Company held a wraparound mortgage note secured by a K-Mart in Wake County, North Carolina, with a principal balance of $2.5 million. In February 1998, the Company was informed that the first lien mortgage in the amount of $2.0 million was in default. In order to protect its interest, the Company has instituted foreclosure proceedings. The Company does not expect to incur a loss on foreclosure as the estimated fair value of the property exceeds the carrying value of its note receivable. Foreclosure is expected to be completed in August 1998.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4. INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below are summarized results of operations of the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1998 (dollars in thousands):

      Rents and interest income.............................    $  9,132
      Depreciation..........................................       1,301
      Property operations...................................       4,490
      Interest expense......................................       3,118
      Gain on sale of real estate...........................         496
                                                                --------
      Net income............................................    $    719
                                                                ========

The Company owns a combined 63.7% general and limited partner interest in Tri-City Limited Partnership ("Tri-City"), which owned five properties in Texas. In May 1998, Tri-City sold two of its apartment complexes for $3.3 million in cash. Tri-City received net cash of $1.4 million after paying off $1.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company received a distribution of $701,000 of such net cash. Tri-City recognized a gain of $496,000 on the sale of which the Company's equity share was $316,000. Tri-City paid a real estate brokerage commission of $119,000 to Carmel Realty, based on the $3.3 million sales price of the properties.

NOTE 5.     NOTES AND INTEREST PAYABLE

In December 1997, the Company extended the loan which was scheduled to mature December 31, 1997 and secured by the Northtown Mall Shopping Center in Dallas, Texas, by making a $100,000 principal paydown to extend the loan to March 31, 1998. The Company did not payoff the loan at maturity. Negotiations with the lender to again extend the loan's maturity date or the payoff of the loan are on hold pending the resolution of Northtown Malls' bankruptcy filing. See NOTE 2. "REAL ESTATE." The loan had a principal balance of $2.5 million at June 30, 1998.

In March 1998, the Company refinanced the mortgage debt secured by the Tricon Warehouses in Atlanta, Georgia in the amount of $10.2 million. The Company received net cash of $5.4 million after paying off $4.8 million in existing mortgage debt, funding of required escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at a variable rate, currently 7.53% per annum, requires monthly payments of principal and interest of $75,576 and matures in April 2008. The Company paid a mortgage brokerage and equity refinancing fee of $102,000 to BCM based on the new $10.2 million mortgage.

In May 1998, the Company obtained mortgage financing of $2.2 million secured by the previously unencumbered Lemmon Carlisle land in Dallas, Texas. The Company received net cash of $2.1 million after the payment

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. NOTES AND INTEREST PAYABLE (Continued)

of various closing costs associated with the financing. The mortgage bears interest at 9.25% per annum, requires monthly payment of interest only and matures in May 2000. The Company paid a mortgage brokerage and equity refinancing fee of $22,000 to BCM based on the $2.2 million financing.

Also in May 1998, the Company refinanced the mortgage debt secured by the Plaza Office Building in St. Petersburg, Florida in the amount of $7.4 million. The Company received net cash of $2.6 million after paying off $4.8 million in existing mortgage debt, funding of required escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at a variable rate, currently 7.57% per annum, requires monthly payments of principal and interest of $55,023 and matures in June 2008. The Company paid a mortgage brokerage and equity refinancing fee of $74,000 to BCM based on the $7.4 million refinancing.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7. SUBSEQUENT EVENTS

In July 1998, the Company purchased the Valley Rim building, a 54,194 square foot office building in San Diego, California, for $5.1 million. The Company paid $1.4 million in cash and obtained new mortgage financing of $3.7 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $32,576 and matures in June 2005. The Company paid a real estate brokerage commission of $172,000 to Carmel Realty and an acquisition fee of $51,000 to BCM based on the $5.1 million purchase price of the property.

Also in July 1998, the Company purchased the Limestone Canyon land, a 27 acre parcel of land in Austin, Texas, for $1.8 million in cash. In conjunction with the purchase, the Company obtained a mortgage financing commitment of $13.0 million for the construction of a 260 unit apartment complex on the site. The mortgage bears interest at a variable rate, currently 7.75% per annum, requires monthly payments of interest only and matures in July 2000. The Company paid a real estate brokerage commission of $70,000 to Carmel Realty and an acquisition fee of $18,000 to BCM based on the $1.8 million purchase price of the property.

Further in July 1998, the Company refinanced the matured mortgage debt secured by Villas at Countryside Apartments in Sterling, Virginia in the amount of $5.4 million. The Company received net cash of $400,000 after paying off $5.0 million in existing mortgage debt, funding of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. SUBSEQUENT EVENTS (Continued)

required escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 6.85% per annum, requires monthly payments of principal and interest of $35,692 and matures in August 2005. The Company paid a mortgage brokerage and equity refinancing fee of $54,000 to BCM based on the $5.4 million refinancing.

In July 1998, the Company collected a mortgage note receivable which had been written off in a prior year as uncollectible. The Company will recognize a gain of $671,000 on the collection of such note receivable.

                                   ----------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.1 million at June 30, 1998 compared with $24.7 million at December 31, 1997. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased from $7.6 million for the six months ended June 30, 1997 to $15.0 million for the six months ended June 30, 1998. This increase is primarily due to the Company having acquired twenty-six income producing properties in 1997 and 1998. The Company's management believes that this trend will continue for the remainder of 1998 as the Company continues to benefit from the acquired properties and increased rental rates and occupancy rates at both the Company's apartments and commercial properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In the first six months of 1998, the Company paid dividends of $.30 per share, or a total of $1.2 million. In January 1998, the Company also paid a special dividend of $1.00 per share which was declared in December 1997.

The Company's Board of Directors has approved the Company's repurchase of a total of 687,000 shares of its Common Stock. Through July 31, 1998, the Company had purchased a total of 398,315 shares, for an aggregate purchase price of $3.3 million. The Company repurchased 21,950 shares at a total cost of $336,000 in the first six months of 1998.

In the first six months of 1998, the Company sold 5,255 shares of its Common Stock, through its dividend reinvestment program for a total of $79,000.

In January 1998, the Company purchased (i) the Mountain Plaza Apartments in El Paso, Texas, for $4.0 million, consisting of $1.0 million in cash and mortgage financing $3.0 million, (ii) the Hunters Glen Apartments in Midland, Texas, for $2.5 million, consisting of $600,000 in cash and seller financing of $1.9 million, (iii) a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash, and (iv) the Bent Tree Garden Apartments in Addison, Texas, for $8.1 million, consisting of $1.7 million in cash and mortgage financing of $6.4 million.

In February 1998, the Company purchased (i) the Parkway North Office Building in Dallas, Texas, for $5.4 million, consisting of $1.5 million in cash and mortgage financing of $3.9 million, and (ii) a 2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash.

In March 1998, the Company refinanced the mortgage debt secured by Tricon Warehouses in Atlanta, Georgia. The Company received net cash of $5.4 million after paying off $4.8 million in mortgage debt.

Also in March 1998, the Company completed the sale of the Shaws Plaza Shopping Center in Sharon, Massachusetts. The Company received net cash of $1.2 million after paying off $2.6 million in mortgage debt.

Further in March 1998, the Company purchased the Plaza on Bachman Creek, a retail/office complex in Dallas, Texas, for $3.5 million, consisting of $1.1 million in cash and mortgage financing of $2.4 million.

In April 1998, the Company purchased in a single transaction, the Ashton Way and 4400 Apartments in Midland, Texas, for $3.4 million, consisting of $700,000 in cash and mortgage financing of $2.7 million.

Also in April 1998, the Company received $2.1 million in cash in settlement of a mortgage note receivable which had been in default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In May 1998, the Company purchased (i) the Woodview Apartments in Odessa, Texas, for $3.4 million, consisting of $800,000 in cash and mortgage financing of $2.6 million, (ii) Eagle Crest land, a 22.99 acre parcel of land in Farmers Branch, Texas, for $2.5 million in cash, (iii) Emerald Terrace Apartments in Midland, Texas, for $1.5 million, consisting of $425,000 in cash and mortgage financing of $1.1 million, (iv) Daley Plaza in San Diego, California, for $4.6 million, consisting of $1.1 million in cash and $3.5 million in mortgage financing, and
(v) View Ridge Building in San Diego, California, for $1.9 million, consisting of $600,000 in cash and $1.3 million in mortgage financing.

Also in May 1998, the Company obtained mortgage financing in the amount of $2.2 million secured by the previously unencumbered Lemmon Carlisle land. The Company received net cash of $2.1 million.

Further in May 1998, the Company refinanced the mortgage debt secured by the Plaza Office Building in St. Petersburg, Florida. The Company received net cash of $2.6 million after paying off $4.8 million in mortgage debt.

In June 1998, the Company purchased the Atrium Office Building in Palm Beach, Florida, for $5.4 million, consisting of $1.3 million in cash and mortgage financing of $4.1 million.

In July 1998, the Company purchased the Valley Rim building in San Diego, California, for $5.1 million, consisting of $1.4 million in cash and mortgage financing of $3.7 million.

Also in July 1998, the Company purchased the Limestone Canyon land in Austin, Texas, for $1.8 million in cash.

Further in July 1998, the Company refinanced the matured mortgage debt secured by the Villas at Countryside Apartments in Sterling, Virginia. The Company received net cash of $400,000 after paying off $5.0 million in mortgage debt.

In July 1998, the Company received $671,000 in settlement of a mortgage note receivable which had been written off in a prior year.

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

Results of Operations

The Company's net income for the three and six months ended June 30, 1998 was $1.8 million and $626,000 as compared to a net loss of $1.0 million and $1.2 million in the corresponding periods in 1997. The net income for the three and six months ended June 30, 1998 includes $2.1 million of gains on the sale of real estate. The net loss for the three and six months ended June 30, 1997 includes gains on sale of real estate of $55,000 and $1.5 million, respectively. Fluctuations in this and other components of the Company's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents in the three and six months ended June 30, 1998 were $17.3 million and $33.4 million compared to $13.3 million and $25.4 million in the corresponding periods in 1997. Of the increase, $268,000 and $845,000 relates to an increase in rental rates and common area maintenance income at the Company's commercial properties and $3.8 million and $7.6 million is due to the acquisition of thirty properties in 1997 and 1998. These increases were partially offset by decreases of $376,000 and $703,000 due to the sale of six properties during 1997 and 1998. Rents are expected to continue to increase due to properties acquired in 1997 and 1998.

Interest income decreased to $175,000 and $393,000 in the three and six months ended June 30, 1998 compared to $364,000 and $773,000 in the corresponding periods in 1997. This decrease is due to four mortgage notes receivable being paid in full in 1997. Interest income for the remainder of 1998 is expected to approximate that of the first and second quarters of 1998.

Property operations expense in the three and six months ended June 30, 1998 was $8.9 million and $17.3 million compared to $7.7 million and $15.0 million in the corresponding periods in 1997. Of the increases, $2.1 million and $4.2 million for the three and six months ended June 30, 1998 is due to the acquisition of thirty properties in 1997 and 1998. This increase is partially offset by decreases of $919,000 and $1.7 million for the three and six months ended June 30, 1998 due to the sale of six properties during 1997 and 1998 and $57,000 and $219,000 for the three and six months ended June 30, 1998 due to a decrease in property replacement and personnel expenses at the Company's commercial properties. Property operating expenses are expected to continue to increase due to properties acquired in 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest expense increased to $5.6 million and $10.9 million in the three and six months ended June 30, 1998 compared to $3.9 million and $7.8 million in the corresponding periods in 1997. Of the increase, $1.5 million and $2.9 million for the three and six months ended June 30, 1998 is due to the debt incurred or assumed on twenty-eight of thirty properties acquired in 1997 and 1998 and $300,000 and $482,000 is due to refinancings and financing obtained on unencumbered properties. These increases are partially offset by decreases of $84,000 and $126,000 for the three and six months ended June 30, 1998 due to properties sold in 1997 and 1998. Interest expense for the remainder of 1998 is expected to be comparable to that of the first and second quarters of 1998.

Depreciation expense increased to $2.6 million and $5.1 million for the three and six months ended June 30, 1998 compared to $2.4 million and $4.6 million in the corresponding periods in 1997. Of this increase, $438,000 and $862,000 for the three and six months ended June 30, 1998 is due to the acquisition of thirty properties in 1997 and 1998 with fifteen of the properties being acquired in the first six months of 1998 and $145,000 and $271,000 is due to capital improvements. These increases are partially offset by a decrease of $327,000 and $609,000 for the three and six months ended June 30, 1998 due to six properties being sold during 1997 and 1998. Depreciation is expected to continue to increase during the remainder of 1998 as a result of depreciation on the properties acquired in 1997 and in 1998.

Advisory and net income fee increased to $689,000 and $1.3 million for the three and six months ended June 30, 1998 compared to $491,000 and $956,000 in the corresponding periods in 1997. Advisory fees are expected to continue to increase with increases in the Company's gross assets, the basis for such fee.

General and administrative expenses decreased to $486,000 and $1.1 million for the three and six months ended June 30, 1998 compared to $647,000 and $1.3 million in the corresponding periods in 1997. The decrease for the three and six months ended June 30, 1998 is mainly due to a decrease in legal fees relating to Republic Towers and Olive litigation.

Equity in earnings of investees was income of $414,000 and $432,000 for the three and six months ended June 30, 1998 compared to income of $429,000 and $777,000 for the corresponding periods in 1997. Included in equity earnings of investees for the six months ended June 30, 1998 is a gain on the sale of real estate of $316,000 which is the Company's equity share of the gain recognized by Tri-City Limited Partnership ("Tri-City") on the sale of its two apartment complexes. Included in equity earnings of investees for the six months ended June 30, 1997 is a gain on sale of real estate of $416,000, which is the Company's equity share of the gain recognized by Income Opportunity Realty Investors,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Inc. on the sale of one of its apartment complexes. At July 31, 1998, the Company owned approximately 22.8% of IORI's outstanding shares of common stock.

In the three and six months ended June 30, 1998, the Company recognized a gain on sale of real estate of $2.1 million. Such gain had been deferred on a prior years sale of one of the Company's properties until the financing provided by the Company was collected. Such note was collected in April 1998. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." In the six months ended June 30, 1997, the Company recognized gains totaling $1.5 million on the sale of (i) the Fiesta Mart, a shopping center, (ii) a parcel of land in the Dallas central business district, and (iii) a foreclosed single family residence.

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

YEAR 2000

The Company's advisor has advised the Company that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Company's advisor has also advised the Company that it has recently received and plans to install in the third quarter of 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

                                   ----------

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


Exhibit
Number                     Description
-------                    -----------

 27.0                Financial Data Schedule

(b)    Reports on Form 8-K as follows:

       A Current Report on Form 8-K, dated December 22, 1997, was filed January 9, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Fairpark Apartments, Villa Piedra Apartments, Timbers Apartments and Lexington Center, and as amended on Form 8-K/A, filed June 29, 1998.

       A Current Report on Form 8-K, dated May 29, 1998, was filed July 2, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item
       7. "Financial Statements and Exhibits," which reports the acquisition of the Mountain Plaza Apartments, Hunters Glen Apartments, Bent Tree Garden Apartments, Parkway North, Plaza on Bachman Creek, Ashton Way Apartments, 4400 Apartments, Woodview Apartments, Emerald Terrace Apartments, Daley Office Building and Viewridge Office Building.

       A Current Report on Form 8-K, dated June 26, 1998, was filed July 21, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and
       Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Atrium Office Building and Valley Rim Office Building.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRANSCONTINENTAL REALTY
                                      INVESTORS, INC.



Date:    August 11, 1998              By:  /s/ Randall M. Paulson
     ------------------------             ------------------------------
                                          Randall M. Paulson
                                          President



Date:    August 11, 1998              By:  /s/ Thomas A. Holland
     ------------------------             ------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                     For the Six Months ended June 30, 1998

Exhibit                                                               Page
Number                             Description                       Number
-------             ---------------------------------------         ------
 27.0               Financial Data Schedule                            24