Form 10-Q
period 1998-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1998-11-12
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                                          ------------------

                          Commission File Number 1-9240
                                                 ------

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
        -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                94-6565852
 -------------------------------                            -------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas             75231
-------------------------------------------------------------------------------
  (Address of Principal Executive Office)                          (Zip Code)

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
Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                               3,875,944
----------------------------                  ---------------------------------
        (Class)                               (Outstanding at October 30, 1998)

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
                                                               1998           1997
                                                             ----------     ----------
                     Assets                                    (dollars in thousands)
Notes and interest receivable
   Performing ..........................................     $    1,610     $    4,388
   Nonperforming, nonaccruing ..........................            806            450
                                                             ----------     ----------
                                                                  2,416          4,838

Less - allowance for estimated losses ..................           (891)          (891)
                                                             ----------     ----------
                                                                  1,525          3,947

Foreclosed real estate held for sale ...................          3,867          1,356

Real estate held for sale, net of accumulated
   depreciation ($74 in 1998 and $1,350 in 1997) .......          6,524          3,630
                                                             ----------     ----------
                                                                 10,391          4,986
Real estate held for investment, net of
   accumulated depreciation ($58,426 in 1998 and
   $55,487 in 1997) ....................................        309,039        270,245
Investment in real estate entities .....................          3,877          4,333
Cash and cash equivalents ..............................         19,657         24,733
Other assets (including $495 in 1998 and $497 in
   1997 from affiliates) ...............................         15,614         11,291
                                                             ----------     ----------
                                                             $  360,103     $  319,535
                                                             ==========     ==========

       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .............................     $  258,782     $  222,029
Other liabilities (including $681 in 1998 and $1,157
   in 1997 to affiliates) ..............................          8,738         10,973
                                                             ----------     ----------
                                                                267,520        233,002
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 3,872,505 shares
   in 1998 and 3,889,200 shares in 1997 ................             39             39
Paid-in capital ........................................        217,431        217,688
Accumulated distributions in excess of
   accumulated earnings ................................      (124,887)      (131,194)
                                                             ----------     ----------
                                                                 92,583         86,533
                                                             ----------     ----------
                                                             $  360,103     $  319,535
                                                             ==========     ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months               For the Nine Months
                                                   Ended September 30,               Ended September 30,
                                               ----------------------------      ----------------------------
                                                   1998             1997             1998             1997
                                               -----------      -----------      -----------      -----------
                                                          (dollars in thousands, except per share)
Income
   Rents .................................     $    18,021      $    13,781      $    51,414      $    39,205
   Interest ..............................             200              510              593            1,283
                                               -----------      -----------      -----------      -----------
                                                    18,221           14,291           52,007           40,488


Expenses
   Property operations ...................          10,072            8,378           27,355           23,403
   Interest ..............................           5,921            4,242           16,865           12,004
   Depreciation ..........................           2,753            2,443            7,882            7,048
   Advisory fee to affiliate .............             671              503            1,927            1,459
   Net income fee to affiliate ...........             604               --              651               --
   General and administrative ............             584              713            1,649            1,977
                                               -----------      -----------      -----------      -----------
                                                    20,605           16,279           56,329           45,891
                                               -----------      -----------      -----------      -----------


(Loss) from operations ...................          (2,384)          (1,988)          (4,322)          (5,403)

Equity in income (loss) of
   investees .............................             (90)             (97)             342              680
Gain on sale of real estate ..............           9,883               --           12,015            1,455
                                               -----------      -----------      -----------      -----------

Net income (loss) ........................     $     7,409      $    (2,085)     $     8,035      $    (3,268)
                                               ===========      ===========      ===========      ===========


Earnings Per Share

Net income (loss) ........................     $      1.91      $      (.53)     $      2.07      $      (.83)
                                               ===========      ===========      ===========      ===========


Weighted average Common
   shares used in computing
   earnings per share ....................       3,871,438        3,899,487        3,876,505        3,910,991
                                               ===========      ===========      ===========      ===========




             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998


                                                                                           Accumulated
                                                                                          Distributions
                                             Common Stock                                  in Excess of
                                     ------------------------------       Paid-in          Accumulated      Stockholders'
                                        Shares           Amount           Capital           Earnings           Equity
                                     ------------      ------------     ------------      ------------      ------------
                                                   (dollars in thousands, except per share)
Balance, January 1, 1998 .......        3,889,200      $         39     $    217,688      $   (131,194)     $     86,533



Repurchase of Common Stock .....          (21,950)               --             (336)               --              (336)


Sale of Common Stock under
   dividend reinvestment
   plan ........................            5,255                --               79                --                79


Dividends ($.45 per share)  ....               --                --               --            (1,728)           (1,728)


Net income .....................               --                --               --             8,035             8,035
                                     ------------      ------------     ------------      ------------      ------------



Balance, September 30, 1998 ....        3,872,505      $         39     $    217,431      $   (124,887)     $     92,583
                                     ============      ============     ============      ============      ============



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Nine Months
                                                              Ended September 30,
                                                           --------------------------
                                                              1998            1997
                                                           ----------      ----------
                                                             (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ...................................     $   51,083      $   41,841
   Interest collected ................................            592             882
   Interest paid .....................................        (15,630)        (11,389)
   Payments for property operations ..................        (27,940)        (29,827)
   Advisory and net income fee paid to affiliate .....         (2,782)         (1,409)
   General and administrative expenses paid ..........         (1,844)         (2,062)
   Distributions from operating cash flow of equity
      investees ......................................            112           1,695
   Insurance settlement ..............................             --           9,633
   Other .............................................         (2,442)            786
                                                           ----------      ----------

      Net cash provided by operating activities ......          1,149          10,150


Cash Flows from Investing Activities
   Acquisition of real estate ........................        (59,260)        (24,559)
   Real estate improvements ..........................         (5,739)         (4,408)
   Proceeds from sale of real estate .................         30,383           3,800
   Deposits on pending purchases .....................           (655)           (510)
   Deferred merger costs .............................           (477)             --
   Collections on notes receivable ...................          2,711           5,028
   Distributions of equity investees' investing
      cash flow ......................................            701              --
   Contributions to equity investees .................            (16)           (727)
                                                           ----------      ----------

      Net cash (used in) investing activities ........        (32,352)        (21,376)


Cash Flows from Financing Activities
   Payments on notes payable .........................        (29,280)        (25,085)
   Proceeds from notes payable .......................         62,677          42,689
   Deferred borrowing costs ..........................         (1,428)         (1,358)
   Reimbursements to advisor .........................            (61)           (410)
   Repurchase of Common Stock ........................           (336)           (302)
   Sale of Common Stock under dividend reinvestment
      plan ...........................................             79              --
   Dividends to stockholders .........................         (5,524)           (819)
                                                           ----------      ----------

      Net cash provided by financing activities ......         26,127          14,715


Net increase (decrease) in cash and cash
   equivalents .......................................         (5,076)          3,489
Cash and cash equivalents, beginning of period .......         24,733             960
                                                           ----------      ----------

Cash and cash equivalents, end of period .............     $   19,657      $    4,449
                                                           ==========      ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                For the Nine Months
                                                                Ended September 30,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------
                                                              (dollars in thousands)
Reconciliation of net income (loss) to net cash
   provided by operating activities
Net income (loss) .....................................     $     8,035      $    (3,268)
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
   Depreciation and amortization ......................           8,473            7,294
   Gain on sale of real estate ........................         (12,015)          (1,455)
   Equity in (income) of investees ....................            (342)            (680)
   Distributions from operating cash flow of equity
      investees .......................................             112            1,695
   (Increase) in interest receivable ..................              (1)            (244)
   (Increase) in other assets .........................          (3,178)          (6,207)
   Increase in interest payable .......................             644              211
   Increase (decrease) in other liabilities ...........            (579)          12,804
                                                            -----------      -----------

      Net cash provided by operating activities .......     $     1,149      $    10,150
                                                            ===========      ===========


Schedule of noncash investing and financing activities

Notes payable from purchase of real estate ............     $     2,970      $     7,744





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

The Company, a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983. The Company invests in real estate through direct equity ownership and partnerships and also invests in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10- K").

NOTE 2.       REAL ESTATE

In January 1998, the Company purchased the 188 unit Mountain Plaza Apartments in El Paso, Texas, for $4.0 million. The Company paid $1.0 million in cash and obtained new mortgage financing of $3.0 million. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in January 2000. A real estate brokerage commission of $139,000 was paid to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor, and a real estate acquisition fee of $39,000 to BCM.

Also in January 1998, the Company purchased the 212 unit Hunters Glen Apartments in Midland, Texas, for $2.5 million. The Company paid $600,000 in cash and obtained seller financing of the remaining $1.9 million of the purchase price. The financing bears interest at a variable rate, currently 8.0% per annum, requires monthly payments of interest only for the first 24 months and thereafter requires monthly payments of principal and interest of $14,302 and matures in January 2003. A real estate brokerage commission of $94,000 was paid to Carmel Realty and a real estate acquisition fee of $25,000 to BCM.

Further in January 1998, the Company purchased the Laws Street land, a 1.41 acre parcel in Dallas, Texas, for $1.9 million in cash. A real estate brokerage commission of $39,000 was paid to Carmel Realty and a real estate acquisition fee of $19,000 to BCM.

In January 1998, the Company purchased the 204 unit Bent Tree Garden Apartments in Addison, Texas, for $8.1 million. The Company paid $1.7 million in cash and obtained new mortgage financing of $6.4 million. The mortgage bears interest at 7.2% per annum, requires monthly payments

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 2.       REAL ESTATE (Continued)

of principal and interest of $46,054 and matures in February 2008. A real estate brokerage commission of $232,000 was paid to Carmel Realty and a real estate acquisition fee of $81,000 to BCM.

In February 1998, the Company purchased Parkway North, a 71,041 sq. ft. office building in Dallas, Texas, for $5.4 million. The Company paid $1.5 million in cash and obtained new mortgage financing of $3.9 million. The mortgage bears interest at a variable rate, currently 8.69% per annum, requires monthly payments of interest only and matures in March 2000. A real estate brokerage commission of $179,000 was paid to Carmel Realty and a real estate acquisition fee of $54,000 to BCM.

Also in February 1998, the Company purchased the Lemmon Carlisle land, a 2.14 acre parcel in Dallas, Texas, for $3.4 million in cash. A real estate brokerage commission of $54,000 was paid to Carmel Realty and a real estate acquisition fee of $34,000 to BCM.

In December 1997, the Company entered into a contract to sell Shaws Plaza, a 103,482 sq. ft. shopping center in Sharon, Massachusetts, for $3.8 million. The agreed sales price was $1.4 million less than the property's carrying value. Accordingly, at December 31, 1997, a provision for loss of $1.4 million was recognized to reduce the property's carrying value to its sales price less estimated costs of sale. In March 1998, the sale was completed, the Company received net cash of $1.2 million after paying off $2.6 million of existing mortgage debt and the payment of various closing costs. A real estate brokerage commission of $134,000 was paid to Carmel Realty. No gain or loss was incurred on the sale.

In March 1998, the Company purchased the Plaza on Bachman Creek, a 80,278 sq. ft. retail/office complex in Dallas, Texas, for $3.5 million. The Company paid $1.1 million in cash and obtained new mortgage financing of $2.4 million. The mortgage bears interest at a variable rate, currently 9% per annum, requires monthly payments of principal and interest of $21,593 and matures in March 2018. A real estate brokerage commission of $124,000 was paid to Carmel Realty and a real estate acquisition fee of $35,000 to BCM.

In April 1998, the Company purchased in a single transaction the 178 unit Ashton Way Apartments in Midland, Texas, and the 92 unit 4400 Apartments, also in Midland, Texas and in May 1998, the Company purchased the 232 unit Woodview Apartments in Odessa, Texas, for a total of $6.8 million. The Company paid a total of $1.5 million in cash and obtained new mortgage financing secured by all three properties totaling $5.3 million. The first mortgage of $4.5 million bears interest at 7.2% per annum and the second mortgage of $845,000 bears interest at a variable rate, currently 8.2% per annum. The mortgages require monthly payments of principal and interest totaling $38,003 and mature in

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.       REAL ESTATE (Continued)

October 1999 and May 2008, respectively. A real estate brokerage commission of $244,000 was paid to Carmel Realty and a real estate acquisition fee of $68,000 to BCM.

Also in May 1998, the Company purchased the Eagle Crest land, a 22.99 acre parcel in Farmers Branch, Texas, for $2.5 million in cash. A real estate brokerage commission of $95,000 was paid to Carmel Realty and a real estate acquisition fee of $25,000 to BCM.

Further in May 1998, the Company purchased the 172 unit Emerald Terrace Apartments in Midland, Texas, for $1.5 million. The Company paid $425,000 in cash, assumed the existing mortgage of $584,000 and obtained seller financing of the remaining $491,000 of the purchase price. The mortgages bear interest at variable and fixed rates, currently 9.91% and 7.5% per annum, respectively, require monthly payments of principal and interest totaling $10,643 and mature in November 1999 and June 2008. A real estate brokerage commission of $59,000 was paid to Carmel Realty and a real estate acquisition fee of $15,000 to BCM.

In May 1998, the Company purchased in a single transaction, Daley Plaza, a 62,425 sq. ft. office building in San Diego, California, and View Ridge, a 25,062 sq. ft. office building, also in San Diego, California, for a total of $6.5 million. The Company paid $1.7 million in cash and obtained new mortgage financing totaling $4.8 million. The mortgages bear interest at a variable rate, currently 9.5% per annum, require monthly payments of principal and interest totaling $42,416 and mature in May 2005. A real estate brokerage commission of $200,000 was paid to Carmel Realty and a real estate acquisition fee of $65,000 to BCM.

In June 1998, the Company purchased the Atrium, a 74,603 sq. ft. office building in Palm Beach, Florida, for $5.4 million. The Company paid $1.3 million in cash and obtained new mortgage financing of $4.1 million. The mortgage bears interest at a variable rate, currently 7.93% per annum, requires monthly payments of principal and interest of $31,455 and matures in July 2001. A real estate brokerage commission of $179,000 was paid to Carmel Realty and a real estate acquisition fee of $54,000 to BCM.

At June 30, 1998, the Company reclassified from real estate held for investment to real estate held for sale the following three properties under contract for sale at such date: (i) Northtown Mall, a 354,174 sq. ft. shopping center in Dallas, Texas; (ii) Denton Drive Warehouse, 123,800 sq. ft. industrial warehouse in Dallas, Texas, and (iii) Chesapeake Ridge, a 100,484 sq. ft. office building in San Diego, California.

In July 1998, the Company purchased Valley Rim, a 54,194 sq. ft. office building in San Diego, California, for $5.1 million. The Company paid $1.4 million in cash and obtained new mortgage financing of $3.7

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.       REAL ESTATE (Continued)

million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $32,576 and matures in June 2005. A real estate brokerage commission of $172,000 was paid to Carmel Realty and an acquisition fee of $51,000 to BCM.

Also in July 1998, the Company purchased the Limestone Canyon land, a 27 acre parcel of undeveloped land in Austin, Texas, for $1.8 million in cash. In conjunction with the purchase, the Company obtained a financing commitment of $13.0 million for the construction of a 260 unit apartment complex on the site. The mortgage bears interest at a variable rate, currently 7.63% per annum, requires monthly payments of interest only and matures in July 2000. A real estate brokerage commission of $70,000 was paid to Carmel Realty and an acquisition fee of $18,000 to BCM. Construction of the apartment complex was commenced in August 1998 and is expected to be completed by January 2000.

In 1997, Montgomery Ward ("Ward"), a tenant at the Northtown Mall, a 354,174 sq. ft. shopping center in Dallas, Texas, filed for bankruptcy protection. In an attempt to keep the Ward lease from being sold, Northtown Mall was placed in administrative bankruptcy. The Ward lease, however, was sold for the benefit of the Ward bankruptcy estate. In September 1998, the Company bought back the lease concurrent with the $15.6 million sale of Northtown Mall. The Company received net cash of $12.2 million after paying off $2.5 million of existing mortgage debt, $900,000 for the Ward lease and the payment of various closing costs. In conjunction with the sale, the Northtown Mall bankruptcy proceeding was dismissed. A real estate brokerage commission of $135,000 was paid to Carmel Realty. A gain of $3.3 million was recognized.

In September 1998, the Company completed the sale of Chesapeake Ridge, a 100,484 sq. ft. office building in San Diego, California, under contract for sale at June 30, 1998, for $13.2 million in cash. The Company received net cash of $7.9 million after paying off $5.3 million of existing mortgage debt and the payment of various closing costs. A real estate brokerage commission of $317,000 was paid to Carmel Realty. A gain of $5.9 million was recognized.

NOTE 3.       NOTES AND INTEREST RECEIVABLE

In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in 16 developed residential and commercial subdivisions in Maumelle, Arkansas, secured by a first mortgage on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, a settlement was reached with the borrower that provided for, among other things the payment by the borrower of $2.5 million in cash, and the Company's acceptance of a new $1.4 million

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.       NOTES AND INTEREST RECEIVABLE (Continued)

note secured by 36.3 acres of commercial land. Such note matured in January 1996. In April 1998, the Company received $2.1 million in full settlement of its note and accrued, but unpaid, interest. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. Accordingly, the previously deferred gain of $2.1 million was recognized on collection of its note receivable.

At June 30, 1998, the Company held a wraparound mortgage note receivable with a principal balance of $2.5 million secured by a K-Mart in Wake County, North Carolina. In February 1998, the Company was informed that the first lien mortgage in the amount of $2.0 million was in default. To protect its interest, the Company foreclosed on the property in August 1998 and refinanced the first lien mortgage in the amount of $2.0 million. The Company paid $265,000 in cash to complete the refinancing. The new mortgage bears interest at 7.51% per annum, requires monthly payments of principal and interest of $15,721 and matures in September 2008. A mortgage brokerage and equity refinancing fee of $19,500 was paid to BCM. No loss was recognized on the foreclosure as the fair value of the property exceeded the carrying value of the note receivable.

In July 1998, a mortgage note receivable which had been written off in a prior year, was collected. A gain of $671,000 was recognized.

In August 1998, a mortgage note receivable with a principal balance of $2.0 million and a carrying value of $207,000 secured by a second lien on a hotel in Lake Charles, Louisiana became delinquent. To protect its interest, the Company purchased the first lien mortgage for $154,000. Foreclosure proceedings have commenced and title to the property is expected to be received in the first quarter of 1999. No loss is expected to be incurred on foreclosure, as the estimated fair value of the property exceeds the carrying value of the mortgage notes receivable.

NOTE 4.       INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES

Set forth below are summarized results of operations of the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1998 (dollars in thousands):

         Rents and interest income ...............................       $13,093
         Depreciation ............................................         1,980
         Property operations .....................................         6,708
         Interest expense ........................................         4,616
         Gain on sale of real estate .............................           496
                                                                         -------
         Net income ..............................................       $   285
                                                                         =======

The Company owns a combined 63.7% general and limited partner interest in Tri-City Limited Partnership ("Tri-City"), which, prior to January

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.      INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)

1998, owned five properties in Texas. In May 1998, Tri-City sold two apartment complexes for a total of $3.3 million in cash. Tri-City received net cash of $1.4 million after paying off $1.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Company received a distribution of $701,000 of such net cash. Tri-City recognized a gain of $496,000 on the sale of which the Company's equity share was $316,000. Tri-City paid a real estate brokerage commission of $119,000 to Carmel Realty.

NOTE 5.      NOTES AND INTEREST PAYABLE

In March 1998, the Company refinanced the mortgage debt secured by the Tricon Warehouses in Atlanta, Georgia in the amount of $10.2 million. The Company received net cash of $5.4 million after paying off $4.8 million in existing mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.53% per annum, requires monthly payments of principal and interest of $75,576 and matures in April 2008. A mortgage brokerage and equity refinancing fee of $102,000 was paid to BCM.

In May 1998, the Company obtained mortgage financing of $2.2 million secured by the previously unencumbered Lemmon Carlisle land in Dallas, Texas. The Company received net cash of $2.1 million after the payment of various closing costs. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in May 2000. A mortgage brokerage and equity refinancing fee of $22,000 was paid to BCM.

Also in May 1998, the Company refinanced the mortgage debt secured by the Plaza Office Building in St. Petersburg, Florida, in the amount of $7.4 million. The Company received net cash of $2.6 million after paying off $4.8 million in existing mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.57% per annum, requires monthly payments of principal and interest of $55,023 and matures in June 2008. A mortgage brokerage and equity refinancing fee of $74,000 was paid to BCM.

In July 1998, the Company refinanced the matured mortgage debt secured by the Villas at Countryside Apartments in Sterling, Virginia, in the amount of $5.4 million. The Company received net cash of $400,000 after paying off $5.0 million in existing mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 6.85% per annum, requires monthly payments of principal and interest of $35,692 and matures in August 2005. A mortgage brokerage and equity refinancing fee of $54,000 was paid to BCM.

In August 1998, the Company obtained second lien financing of $1.8 million secured by the Terrace Hills Apartments in El Paso, Texas. The

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 5.      NOTES AND INTEREST PAYABLE (Continued)

Company received net cash of $1.7 million after the payment of various closing costs. The mortgage bears interest at 7.275% per annum, requires monthly payments of principal and interest of $11,968 and matures in September 2009. A mortgage brokerage and equity refinancing fee of $18,000 was paid to BCM.

NOTE 6.      COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.      SUBSEQUENT EVENTS

In October 1998, the Company purchased the 208 unit Cliffs of Eldorado Apartments in McKinney, Texas, for $12.8 million. The Company paid $1.6 million in cash, assumed the existing mortgage of $10.6 million and issued 5,829 shares of Series A Cumulative Convertible Preferred Stock with a total liquidation value of $583,000. The assumed mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $75,197 and matures in November 2037. A real estate brokerage commission of $312,000 was paid to Carmel Realty and a real estate acquisition fee of $128,000 to BCM.

Also in October 1998, the Company completed the sale of the Denton Drive Warehouse, a 123,800 sq. ft. industrial warehouse in Dallas, Texas, under contract for sale at June 30, 1998, for $1.2 million in cash. The Company received net cash of $891,000 after paying off $309,000 in existing mortgage debt and the payment of various closing costs. A real estate brokerage commission of $46,000 was paid to Carmel Realty. A gain of approximately $200,000 will be recognized.

Further in October 1998, the Company refinanced the matured mortgage debt secured by the Bonita Plaza Office Building in Bonita, California in the amount of $5.2 million. The Company received net cash of $1.2 million after paying off $4.0 million in existing mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.4% per annum, requires monthly payments of principal and interest of $37,722 and matures in November 2001. A mortgage brokerage and equity refinancing fee of $52,000 was paid to BCM.

In October 1998, the Company sold approximately 19 acres of foreclosed land held for sale in Greensboro, North Carolina for $375,000 in cash. The Company received net cash of $371,000 after the payment of various closing costs. A real estate brokerage commission of $15,000 was paid to Carmel Realty. A gain of approximately $350,000 will be recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Transcontinental Realty Investors, Inc. (the "Company") invests in real estate through direct ownership and partnerships and invests in mortgage loans, including first, wraparound and junior mortgage loans. The Company is the successor to a business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $19.7 million at September 30, 1998 compared with $24.7 million at December 31, 1997. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from the collection of mortgage notes receivable, sales of properties, borrowings against certain of the Company's unencumbered properties and refinancing or extensions of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $12.0 million in the first nine months of September 30, 1997 to $23.1 million in the first nine months of 1998. Of this increase $4.9 million is the result of the Company having acquired 32 properties during 1997 and 1998, $1.6 million is due to an increase in rental rates and common area maintenance income at the Company's commercial properties and $1.7 million is due to the sale of Republic Towers in 1997. These increases were partially offset by a decrease of $615,000 due to properties sold during 1997 and 1998.

In January 1998, the Company purchased (i) the Mountain Plaza Apartments in El Paso, Texas, for $4.0 million, consisting of $1.0 million in cash and mortgage financing of $3.0 million, (ii) the Hunters Glen Apartments in Midland, Texas, for $2.5 million, consisting of $600,000 in cash and seller financing of $1.9 million, (iii) a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash, and (iv) the Bent Tree Garden Apartments in Addison, Texas, for $8.1 million, consisting of $1.7 million in cash and mortgage financing of $6.4 million.

In February 1998, the Company purchased (i) the Parkway North Office Building in Dallas, Texas, for $5.4 million, consisting of $1.5 million in cash and mortgage financing of $3.9 million, and (ii) a 2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash.

In March 1998, the Company refinanced the mortgage debt secured by the Tricon Warehouses in Atlanta, Georgia. The Company received net cash of $5.4 million after paying off $4.8 million in mortgage debt.

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

In May 1998, the Company purchased (i) the Woodview Apartments in Odessa, Texas, for $3.4 million, consisting of $800,000 in cash and mortgage financing of $2.6 million, (ii) a 22.99 acre parcel of land in Farmers Branch, Texas, for $2.5 million in cash, (iii) the Emerald Terrace Apartments in Midland, Texas, for $1.5 million, consisting of $425,000 in cash and mortgage financing of $1.1 million, (iv) Daley Plaza Office Building in San Diego, California, for $4.6 million, consisting of $1.1 million in cash and $3.5 million in mortgage financing, and (v) the View Ridge Office Building in San Diego, California, for $1.9 million, consisting of $600,000 in cash and $1.3 million in mortgage financing.

Also in May 1998, the Company obtained mortgage financing on its previously unencumbered Lemmon Carlisle land. The Company received net cash of $2.1 million.

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

In July 1998, the Company purchased the Valley Rim Office Building in San Diego, California, for $5.1 million, consisting of $1.4 million in cash and mortgage financing of $3.7 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In July 1998, the Company received $671,000 in settlement of a mortgage note receivable which had been written off as uncollectible in a prior year.

In August 1998, the Company obtained second lien financing secured by the Terrace Hills Apartments in El Paso, Texas. The Company received net cash of $1.7 million.

Also in August 1998, the Company sold the Chesapeake Ridge Office Building in San Diego, California, for $13.2 million in cash. The Company received net cash of $7.9 million after paying off $5.3 million in mortgage debt.

In September 1998, the Company purchased a first lien mortgage secured by a hotel in Lake Charles, Louisiana for $154,000 in order to protect its second lien secured by such property.

Also in September 1998, the Company sold the Northtown Mall Shopping Center in Dallas, Texas, for $15.6 million. The Company received net cash of $12.2 million after paying off $2.5 million in mortgage debt and paying $900,000 to buyout a tenant's lease.

In October 1998, the Company purchased the Cliffs of Eldorado Apartments in McKinney, Texas, for $12.8 million, consisting of $1.6 million in cash, assumed mortgage debt of $10.6 million and 5,829 shares of Class A Cumulative Convertible Preferred Stock with a total liquidation value of $583,000.

Also in October 1998, the Company sold the Denton Drive Warehouse in Dallas, Texas, for $1.2 million in cash. The Company received net cash of $891,000 after paying off $309,000 in mortgage debt.

Further in October 1998, the Company refinanced the matured mortgage debt secured by the Bonita Plaza in Bonita, California. The Company received net cash of $1.2 million after paying off $4.0 million in mortgage debt.

In October 1998, the Company sold approximately 19 acres of foreclosed land held for sale in Greensboro, North Carolina, for $375,000. The Company received net cash of $371,000.

In the first nine months of 1998, the Company paid quarterly dividends of $.45 per share, or a total of $1.7 million. In January 1998, a special dividend of $1.00 per share which had been declared in December 1997, was also paid.

The Company's Board of Directors has approved the repurchase of a total of 687,000 shares of the Company's Common Stock. Through September 30, 1998, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. During the first nine months of 1998, 21,950 shares had been repurchased at a total cost of $336,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During the first nine months of 1998, the Company sold 5,255 shares of its Common Stock, through its dividend reinvestment plan for a total of $79,000.

Management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes selective property inspections, discussions with the manager of the property and visits to selected properties in the surrounding area and a review of the following (i) the property's current rents compared to market rents; (ii) the property's expenses; (iii) maintenance requirements, and (iv) the property's cash flow.

Results of Operations

The Company had net income for the three and nine months ended September 30, 1998, of $7.4 million and $8.0 million as compared to a net loss of $2.1 million and $3.3 million in the corresponding periods in 1997. The net income for the three and nine months ended September 30, 1998, includes $9.9 million and $12.0 million of gains on the sale of real estate. The net loss for the three and nine months ended September 30, 1997, includes gains on sale of real estate of $1.5 million. Fluctuations in this and other components of revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents in the three and nine months ended September 30, 1998, were $18.0 million and $51.4 million compared to $13.8 million and $39.2 million in the corresponding periods in 1997. Of these increases, $405,000 and $1.6 million was due to an increase in rental rates and common area maintenance income at the Company's commercial properties and $4.3 million and $11.6 million was due to the acquisition of 32 properties in 1997 and 1998. These increases were partially offset by decreases of $815,000 and $1.7 million due to the sale of 7 properties in 1997 and 1998. Rents are expected to continue to increase due to properties acquired in 1997 and 1998.

Interest income decreased to $200,000 and $593,000 in the three and nine months ended September 30, 1998, compared to $510,000 and $1.3 million in the corresponding periods in 1997. These decreases were due to 4 mortgage notes receivable being paid in full in 1997 and 1998. Interest income for the fourth quarter of 1998 is expected to approximate that of the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Property operations expense in the three and nine months ended September 30, 1998 was $10.1 million and $27.4 million compared to $8.4 million and $23.4 million in the corresponding periods in 1997. Of these increases, $2.7 million and $6.7 million for the three and nine months ended September 30, 1998, was due to the acquisition of 32 properties in 1997 and 1998. These increases were partially offset by decreases of $979,000 and $2.8 million for the three and nine months ended September 30, 1998, due to the sale of 7 properties during 1997 and 1998 and $20,000 and $97,000 due to a decrease in property replacements at the Company's commercial properties. Property operating expenses are expected to continue to increase due to properties acquired in 1997 and 1998.

Interest expense increased to $5.9 million and $16.9 million in the three and nine months ended September 30, 1998, compared to $4.2 million and $12.0 million in the corresponding periods in 1997. Of these increases, $1.4 million and $4.3 million for the three and nine months ended September 30, 1998 is due to the debt incurred or assumed on 25 of the 32 properties acquired in 1997 and 1998 and $371,000 and $873,000 is due to refinancings where the debt balance was increased and financing obtained on unencumbered properties. These increases were partially offset by decreases of $85,000 and $430,000 for the three and nine months ended September 30, 1998, due to the sale of 7 properties in 1997 and 1998. Interest expense for the fourth quarter of 1998 is expected to be comparable to that of the third quarter of 1998.

Depreciation expense increased to $2.8 million and $7.9 million for the three and nine months ended September 30, 1998, compared to $2.4 million and $7.0 million in the corresponding periods in 1997. Of these increases, $561,000 and $1.5 million for the three and nine months ended September 30, 1998 is due to the acquisition of 32 properties in 1997 and 1998, with 17 of the properties being acquired in the first nine months of 1998, and $151,000 and $458,000 due to capital improvements. These increases were partially offset by a decrease of $371,000 and $978,000 for the three and nine months ended September 30, 1998 due to 7 properties being sold during 1997 and 1998. Depreciation is expected to continue to increase during the remainder of 1998 as a result of depreciation on the properties acquired in 1998.

Advisory fee increased to $671,000 and $1.9 million for the three and nine months ended September 30, 1998, compared to $503,000 and $1.5 million in the corresponding periods in 1997. These increases were due to an increase in gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in the Company's gross assets, the basis for such fee.

Net income fee was $604,000 and $651,000 for the three and nine months ended September 30, 1998. The net income fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred for the corresponding periods in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses decreased to $584,000 and $1.6 million for the three and nine months ended September 30, 1998, compared to $713,000 and $2.0 million in the corresponding periods in 1997. The decrease for the three and nine months ended September 30, 1998 was mainly due to a decrease in legal fees relating to the Republic Towers and Olive litigation.

Equity in earnings of investees was a loss of $90,000 and income of $342,000 for the three and nine months ended September 30, 1998, compared to a loss of $97,000 and income of $680,000 for the corresponding periods in 1997. Included in equity earnings of investees for the nine months ended September 30, 1998, is a gain on the sale of real estate of $316,000 which is the Company's equity share of the gain recognized by Tri-City Limited Partnership ("Tri-City") on the sale of two apartment complexes. Included in equity earnings of investees for the nine months ended September 30, 1997, is a gain on sale of real estate of $747,000, which is the Company's equity share of the gain recognized by Income Opportunity Realty Investors, Inc. on the sale of two apartment complexes. At October 30, 1998, the Company owned approximately 22.8% of IORI's outstanding shares of common stock.

In the three and nine months ended September 30, 1998, the Company recognized net gains from the sale of real estate totaling $9.9 million and $12.0 million . In the three months, gains totaling $9.3 million were recognized on the sale of the Chesapeake Ridge Office Building and Northtown Mall Shopping Center, both of which were held for sale at June 30, 1998. In addition, gains in the nine months, includes $671,000 from the collection of a mortgage note receivable written off as uncollectible in a prior year and the recognition of a $2.1 million deferred gain on the collection of a mortgage note receivable. See NOTE
3. "NOTES AND INTEREST RECEIVABLE." In the nine months ended September 30, 1997, the Company recognized gains totaling $1.5 million on the sale of the following:
(i) the Fiesta Mart, a shopping center; (ii) a parcel of land in the Dallas central business district; and, (iii) a foreclosed single family residence.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Inflation

The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations generally fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties, and correspondingly, the ultimate gains to be realized by the Company from property sales. To the extent that inflation affects interest rates, the Company's earnings from short-term investments and the cost of new financings as well as the cost of its variable note financing will be affected.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

Year 2000

Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed the Company that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, that performs property management services for the Company's properties, has informed the Company that it is currently testing year 2000 compliant property management computer software for the Company's commercial properties. Carmel, Ltd. expects to begin utilizing such software January 1, 1999. With regards to the Company's apartment properties, Carmel, Ltd. has informed the Company that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant property management computer software.

The Company has not incurred, nor does it expect to incur, any costs related to its accounting and property management computer software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

Management has not completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management does not believe that any necessary modifications to such systems will require significant expenditures or cause interruptions in operations, as such enhanced operating systems are readily available.

The Company has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Company faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. Management believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Company's operations is negligible.


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

The Olive Amendment provided for the addition of four new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

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

ITEM 5.      OTHER INFORMATION

Proposed Merger with Continental Mortgage and Equity Trust

On September 21, 1998, the Company and Continental Mortgage and Equity Trust ("CMET") jointly announced the agreement of their respective Boards, for the Company to acquire CMET. Under the proposal the Company would acquire all of the outstanding shares of beneficial interest of CMET, in a tax free exchange, for shares of Common Stock of the Company. The Company would issue 1.181 shares of its Common Stock for each

ITEM 5.      OTHER INFORMATION

Proposed Merger with Continental Mortgage and Equity Trust

outstanding CMET share. Upon the exchange of shares, CMET would merge into the Company. The share exchange and merger are subject to the negotiation of a definitive merger agreement and a vote of the shareholders of both entities. CMET has the same Board and advisor as the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number                                Description
------         --------------------------------------------------------------
  3.1          Articles of Amendment to the Articles of Incorporation of
               Transcontinental Realty Investors, Inc., setting forth the
               Certificate of Designations, Preferences and Rights of
               Series A Cumulative Convertible Preferred Stock, dated
               October 20, 1998, filed herewith.

 10.0          Advisory Agreement dated as of October 15, 1998, between
               Transcontinental Realty Investors, Inc. and Basic Capital
               Management, Inc., filed herewith.

 27.0          Financial Data Schedule, filed herewith.

(b)      Reports on Form 8-K as follows:

         A Current Report on Form 8-K, dated May 29, 1998, was filed July 2, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Mountain Plaza Apartments, Hunters Glen Apartments, Bent Tree Garden Apartments, Parkway North, Plaza on Bachman Creek, Ashton Way Apartments, 4400 Apartments, Woodview Apartments, Emerald Terrace Apartments, Daley Office Building and Viewridge Office Building, as amended on Form 8-K/A, filed September 23, 1998.


         A Current Report on Form 8-K, dated June 26, 1998, was filed July 21, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Atrium Office Building and Valley Rim Office Building, as amended on Form 8-K/A, filed October 16,
         1998.

         A Current Report on Form 8-K, dated September 21, 1998, was filed September 28, 1998, with respect to Item 5. "Other Events," which reports the agreement of the respective Boards of Transcontinental Realty Investors, Inc. ("TCI") and Continental Mortgage and Equity Trust to form a single consolidated entity with TCI as the survivor.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 TRANSCONTINENTAL REALTY
                                                 INVESTORS, INC.



Date:    November 12, 1998                    By:  /s/ Randall M. Paulson
     --------------------------                  ------------------------
                                                 Randall M. Paulson
                                                 President


Date:    November 12, 1998                    By:  /s/ Thomas A. Holland
     --------------------------                  -----------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months ended September 30, 1998



Exhibit                                                                         Page
Number                              Description                                Number
------  --------------------------------------------------------------------   ------
  3.1   Articles of Amendment to the Articles of Incorpora-                     26
        tion of Transcontinental Realty Investors, Inc.
        setting forth the Certificate of Designations, Preferences and
        Rights of Series A Cumulative Convertible Preferred Stock,
        dated October 20, 1998.


 10.0   Advisory Agreement dated as of October 15, 1998,                        35
        between Transcontinental Realty Investors, Inc. and
        Basic Capital Management, Inc.


 27.0   Financial Data Schedule                                                 67