Form 10-K405/A
period 1997-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-01-27
CIK 733590

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

                      Documents Incorporated by Reference:
 Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                           Commission File No. 1-9525

This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 31, 1997 as follows:



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - page 28.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSOLIDATED STATEMENTS OF CASH FLOWS - page 41 and 42.

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

Net cash provided by operating activities increased to $1.2 million in 1997 from a cash deficit of $3.4 million in 1996. The primary factors affecting the Company's cash flow from operations are discussed in the following paragraphs.

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

Interest collected decreased from $1.2 million in 1996 to $1.1 million in 1997. This decrease is due to four mortgage notes receivable being paid in full in 1997.

Interest paid increased from $14.2 million in 1996 to $16.0 million in 1997. This increase is due to properties acquired subject to debt and financings and refinancings obtained on previously unencumbered properties during 1996 and 1997. These increases were partially offset by a decrease of $73,000 due to properties sold in 1997.

General and administrative expenses paid decreased from $2.8 million in 1997 to $2.5 million in 1996. This decrease is due to a decrease in legal fees related to the Olive and other litigation partially offset by an increase in advisory cost reimbursements and other professional fees.

In January 1997, the Company received an insurance settlement of $9.5 million relating to 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas. In 1996 the Company received a $1.5 million litigation settlement from the former owners of an office building in New Jersey.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Years Ended December 31,
                                                     --------------------------------------------
                                                         1997           1996              1995
                                                     ------------    ------------    ------------
                                                               (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ...............................   $     57,144    $     43,401    $     46,511
   Interest collected ............................          1,098           1,232           1,256
   Interest paid .................................        (16,016)        (14,167)        (14,676)
   Payments for property operations
     (including $2,262 in 1997, $1,879 in
     1996 and $2,928 in 1995 to affiliates) ......        (40,984)        (30,738)        (31,171)
   Advisory and net income fee paid to
     affiliate ...................................         (1,807)         (1,784)         (1,770)
   General and administrative expenses paid
     (including $1,187 in 1997, $1,047 in
     1996 and $877 in 1995 to affiliates) ........         (2,457)         (2,785)         (1,216)
   Distributions from operating cash flow of
     equity investees ............................            687             649             666
   Insurance/Litigation settlement ...............          9,633           1,500             500
   Other .........................................          1,119            (754)          1,122
                                                     ------------    ------------    ------------

     Net cash provided by (used in) operating
        activities ...............................          8,417          (3,446)          1,222


Cash Flows from Investing Activities
   Collections on notes receivable ...............          5,048             952           2,851
   Real estate improvements ......................         (5,767)         (3,406)         (8,024)
   Proceeds from sale of real estate .............         29,081           8,922          24,445
   Acquisitions of real estate (including
     $2,966 in 1997, $339 in 1996 and $56 in
     1995 to affiliates) .........................        (46,433)         (7,689)         (1,339)
   Acquisition of partnership interests ..........           --              --               (50)
   Contributions to equity investees .............           (731)           (161)           (443)
                                                     ------------    ------------    ------------

Net cash provided by (used in) investing
   activities ....................................        (18,802)         (1,382)         17,440






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
                                                     ============    ============    ============


Reconciliation of net income (loss) to net
  cash provided by (used in) operating
  activities
   Net income (loss) .............................   $     12,599    $     (7,806)   $     (3,726)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
        Depreciation and amortization ............         10,005           8,857           9,180
        Provision for losses .....................          1,337           1,579            --
        Extraordinary gain .......................           --              (256)         (1,437)
        Equity in (income) loss of equity
          investees ..............................           (812)             20           1,083
        Gain on sale of real estate ..............        (21,404)         (1,579)         (5,822)
        Distributions from operating cash flow
          of equity investees ....................            687             649             666
        (Increase) in interest receivable ........           (244)             (5)             (4)
        Decrease in other assets .................          3,740           1,759           1,098
        Increase in interest payable .............            165             200             635
        (Decrease) in other liabilities ..........          2,344          (6,864)           (451)
                                                     ------------    ------------    ------------

Net cash provided by (used in) operating
  activities .....................................   $      8,417    $     (3,446)   $      1,222
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


Dated:  January 27, 1999                 By:    /s/ Randall M. Paulson
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




Dated:   January 27, 1999                By:    /s/ Thomas A. Holland
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