Form 10-Q/A
period 1998-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-01-27
CIK 733590

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
          (Class)                              (Outstanding at April 30, 1998)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 as follows:


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - pages
10.

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

Net cash provided by operating activities decreased from $8.9 million for the three months ended March 31, 1997 to use of cash of $147,000 for the three months ended March 31, 1998. The primary factors affecting the Company's cash from operations are discussed in the following paragraphs.

The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased from $3.6 million for the three months ended March 31, 1997 to $6.0 million for the corresponding period in 1998. This increase is primarily due to the Company having acquired twenty-two income producing properties in 1997 and 1998 partially offset by the sale of three income producing properties in 1997.

Interest collected decreased to $222,000 for the three months ended March 31, 1998 from $352,000 for the corresponding period in 1997. The decrease is due to four mortgage notes receivable being paid in full in 1997.

Interest paid increased to $4.9 million for the three months ended March 31, 1998 from $3.7 million for the corresponding period in 1997. This $1.2 million increase is due to 22 properties acquired subject to debt and financings and refinancings obtained on previously unencumbered properties during 1997 and 1998.

Advisory and net income fee payments increased from $414,000 for the three months ended March 31, 1997 to $1.4 million for the corresponding period in 1998. The increase is primarily due to the 1998 payment of the accrued fourth quarter 1997 net income fee of $1.0 million. The net income fee is based on 7.5% of the Company's net income.

In January 1997, the Company received an insurance settlement of $9.5 million relating to 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas. No such amount was received during 1998.

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



                                              TRANSCONTINENTAL REALTY
                                              INVESTORS, INC.






Date:      January 27, 1999                   By:  /s/ Randall M. Paulson
     ------------------------------              -------------------------------
                                                 Randall M. Paulson
                                                 President


Date:      January 27, 1999                   By:  /s/ Thomas A. Holland
     ------------------------------              -------------------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)