Form 10-Q/A
period 1998-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-01-27
CIK 733590

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
          (Class)                                (Outstanding at July 31, 1998)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998 as follows:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - page 13.

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

Net cash provided by operating activities decreased from $8.7 million for the six months ended June 30, 1997 to $1.3 million for the six months ended June 30, 1998. The primary factors affecting the Company's cash from operations are discussed in the following paragraphs.

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

Interest collected decreased from $653,000 for the six months ended June 30, 1997 to $397,000 for the corresponding period in 1998. The decrease is due to four mortgage notes receivable being paid in full in 1997.

Interest paid increased to $10.0 million for the six months ended June 30, 1998 from $7.4 million for the corresponding period in 1997. The increase is due to thirty properties acquired subject to debt and financings and refinancings obtained on previously unencumbered properties during 1997 and 1998.

Advisory and net income fee payments increased from $904,000 for the six months ended June 30, 1997 to $2.1 million for the corresponding period in 1998. The increase is primarily due to the 1998 payment of the accrued fourth quarter 1997 net income fee of $1.0 million. The net income fee is based on 7.5% of the Company's net income. The remainder of the increase is due to an increase in the advisory fee paid, such increase is due to an increase in the Company's gross assets, the basis of such fee.

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


                                      TRANSCONTINENTAL REALTY
                                      INVESTORS, INC.



Date:    January 27, 1999             By:  /s/ Randall M. Paulson
     ------------------------             ------------------------------
                                          Randall M. Paulson
                                          President



Date:    January 27, 1999             By:  /s/ Thomas A. Holland
     ------------------------             ------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)