Form 10-Q/A
period 1998-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-01-27
CIK 733590

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

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998 as follows:


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - pages
14.

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

Net cash provided by operating activities decreased from $10.2 million for the nine months ended September 30, 1997 to $1.1 million for the nine months ended September 30, 1998. The primary factors affecting the Company's cash from operations are discussed in the following paragraphs.

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

Interest collected decreased from $882,000 for the nine months ended September 30, 1997 to $592,000 in the corresponding period in 1998. The decrease is due to four mortgage notes receivable being paid in full in 1997.

Interest paid increased to $15.6 million for the nine months ended September 30, 1998 from $11.4 million in the corresponding period in 1997. This increase is due to the acquisition of 32 properties subject to debt, and financings and refinancings obtained on previously unencumbered properties during 1997 and 1998. These increases were partially offset by a decrease of $430,000 due to the sale of 7 properties in 1997 and 1998.

Advisory and net income fee payments increased to $2.8 million for the nine months ended September 30, 1998 from $1.4 million in the corresponding period in 1997. The increase is primarily due to the 1998 payment of accrued fourth quarter 1997 net income fee of $1.0 million. The net income fee is paid based on 7.5% of the Company's net income. The remainder of the increase is due to an increase in the advisory fee paid, such increase is due to an increase in the Company's gross assets, the basis of such fee.

General and administrative expenses paid decreased to $1.8 million for the nine months ended September 30, 1998 from $2.1 million in the corresponding period in 1997. This decrease is due to a decrease in legal fees relating to the Republic Towers property loss and Olive litigation.

Distributions from equity joint ventures decreased to $112,000 for the nine months ended September 30, 1998 from $1.7 million in the corresponding period in 1997. The 1997 amount included a distribution from the refinancing of two apartment complexes in the Tri-City joint venture.

In January 1997, the Company received an insurance settlement of $9.5 million relating to 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas. No such amount was received in 1998.

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



                                                 TRANSCONTINENTAL REALTY
                                                 INVESTORS, INC.



Date:    January 27, 1999                     By:  /s/ Randall M. Paulson
     --------------------------                  ------------------------
                                                 Randall M. Paulson
                                                 President


Date:    January 27, 1999                     By:  /s/ Thomas A. Holland
     --------------------------                  -----------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)