Form 10-K405/A
period 1997-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-02-16
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      Documents Incorporated by Reference:
 Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                           Commission File No. 1-9525

This Form 10-K/A Amendment No. 1 amends the Registrant's annual report on Form 10-K for the year ended December 31, 1997 as follows:



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESULTS OF OPERATIONS - page 34.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - CONSOLIDATED BALANCE SHEETS - page 38; CONSOLIDATED STATEMENT OF OPERATIONS - page 39; CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - page 40; CONSOLIDATED STATEMENTS OF CASH FLOWS - page 41 and 42. NOTE 14. EXTRAORDINARY GAIN - page 60; SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - pages 65 and 66.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K -
EXHIBIT 27.0 - page 91.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the Years Ended December 31,
                                  -------------------------------------------------------------------------------
                                     1997               1996            1995            1994               1993
                                  -----------      -----------      -----------      -----------      -----------
EARNINGS DATA                              (dollars in thousands, except per share)
Revenues ....................     $    55,961      $    46,878      $    48,272      $    37,983      $    32,242
Expenses ....................          65,578           56,499           58,174           47,154           42,168
                                  -----------      -----------      -----------      -----------      -----------

(Loss) from operations ......          (9,617)          (9,621)          (9,902)          (9,171)          (9,926)
Equity in income (loss)
 of investees ...............             812              (20)          (1,083)             (90)            (262)
Gain on sale of partner-
 ship interests .............              --               --               --            2,514               --
Gain on sale of
 real estate ................          21,404            1,579            5,822            2,153               24
Extraordinary gain ..........              --              256            1,437            1,189            1,594
                                  -----------      -----------      -----------      -----------      -----------
Net income (loss) ...........     $    12,599      $    (7,806)     $    (3,726)     $    (3,405)     $    (8,570)
                                  ===========      ===========      ===========      ===========      ===========

PER SHARE DATA
Income (loss) before
 extraordinary gain .........     $      3.22      $     (2.02)     $     (1.29)     $     (1.15)     $     (2.52)
Extraordinary gain ..........              --               --              .32              .30              .40
                                  -----------      -----------      -----------      -----------      -----------
Net income (loss) ...........     $      3.22      $     (2.02)     $      (.97)     $      (.85)     $     (2.12)
                                  ===========      ===========      ===========      ===========      ===========

Dividends per share .........     $       .28      $       .28      $       .07      $        --      $        --

Weighted average Common
 shares outstanding .........       3,907,221        3,994,687        4,012,275        4,012,275        4,033,332

                                                                   December 31,
                                  -----------------------------------------------------------------------------
                                     1997             1996             1995             1994              1993
                                  --------         --------         --------          --------         --------
BALANCE SHEET DATA                                   (dollars in thousands, except per share)
Notes and interest
 receivable, net ............     $  3,947         $  8,606         $ 10,017         $ 11,201         $ 12,447
Real estate held for
 sale, net
 Foreclosed .................        1,356              910            2,460            8,032           11,277
 Other ......................        3,630            2,089            3,415              341              596
Real estate held for
 investment, net ............      269,845          217,010          220,105          213,445          178,857
Total assets ................      319,535          244,971          260,036          247,964          221,095
Notes and interest
 payable ....................      222,029          158,692          159,889          145,514          116,024
Stockholders' equity ........       86,133           78,959           89,040           93,177           96,582

Book value per share ........     $  22.15         $  20.10         $  22.19         $  23.22         $  23.95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

first lien mortgage also by NIA. The Company's equity share of the loss on the note modification was $127,000 and its equity share of the note writedown was $901,000. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

In 1995, the Company recognized extraordinary gains totaling $1.3 million on the payoff of the mortgage debt secured by the Fountain Village Apartments. The Company had no such gains in 1996.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                             ---------------------------
                                                                1997             1996
                                                             ---------         ---------
                                                               (dollars in thousands)
                       Assets

Notes and interest receivable
  Performing .......................................        $   4,388         $   9,075
  Nonperforming, nonaccruing .......................              450               457
                                                            ---------         ---------
                                                                4,838             9,532

Less - allowance for estimated losses ..............             (891)             (926)
                                                            ---------         ---------
                                                                3,947             8,606

Foreclosed real estate held for sale ...............            1,356               910

Real estate held for sale, net of accumulated
  depreciation ($1,350 in 1997 and $76 in 1996) ....            3,630             2,089
                                                            ---------         ---------
                                                                4,986             2,999

Real estate held for investment, net of
  accumulated depreciation ($55,487 in 1997 and
  $50,310 in 1996) .................................          269,845           217,010
Investment in real estate entities .................            4,333             4,578
Cash and cash equivalents ..........................           24,733               960
Other assets (including $497 in 1997 and $960 in
  1996 from affiliates) ............................           11,291            10,818
                                                            ---------         ---------
                                                            $ 319,135         $ 244,971
                                                            =========         =========

        Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable .........................        $ 222,029         $ 158,692
Other liabilities (including $1,157 in 1997 and $535
  in 1996 to affiliates) ...........................           10,973             7,320
                                                            ---------         ---------
                                                              233,002           166,012

Commitments and contingencies

Stockholders' equity
Common Stock, $.01 par value; authorized, 10,000,000
  shares; issued and outstanding 3,889,200 shares
  in 1997 and 3,926,445 shares in 1996 .............               39                39
Paid-in capital ....................................          217,688           218,133
Accumulated distributions in excess of accumulated
  earnings .........................................         (131,594)         (139,213)
                                                            ---------         ---------
                                                               86,133            78,959
                                                            ---------         ---------
                                                            $ 319,135         $ 244,971
                                                            =========         =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       For the Years Ended December 31,
                                             ---------------------------------------------------
                                                  1997                1996                1995
                                             -----------         -----------         -----------
                                                  (dollars in thousands, except per share)

Revenues
Rents ...............................        $    54,462         $    45,405         $    46,770
Interest ............................              1,499               1,473               1,502
                                             -----------         -----------         -----------
                                                  55,961              46,878              48,272

Expenses
  Property operations (including
    $2,262 in 1997, $1,879 in 1996
    and $2,928 in 1995 to affiliates)             32,424              28,491              30,211
  Interest ..........................             16,765              14,999              16,114
  Depreciation ......................              9,578               8,461               8,619
  Advisory fee to affiliate .........              1,807               1,784               1,770
  Net income fee to affiliate .......              1,022                --                  --
  General and administrative
    (including $1,187 in 1997, $1,047
    in 1996 and $877 in 1995 to
    affiliates) .....................              2,645               2,685               1,960
  Litigation settlement .............               --                (1,500)               (500)
  Provision for losses ..............              1,337               1,579                --
                                             -----------         -----------         -----------
                                                  65,578              56,499              58,174
                                             -----------         -----------         -----------

(Loss) from operations ..............             (9,617)             (9,621)             (9,902)
Equity in income (loss) of investees                 812                 (20)             (1,083)
Gain on sale of real estate .........             21,404               1,579               5,822
                                             -----------         -----------         -----------

Income (loss) before extraordinary
  gain ..............................             12,599              (8,062)             (5,163)
Extraordinary gain ..................               --                    --               1,293
                                             -----------         -----------         -----------
Net income (loss) ...................        $    12,599         $    (8,062)        $    (3,870)
                                             ===========         ===========         ===========

Earnings per share
Income (loss) before extraordinary
  gain ..............................        $      3.22         $     (2.02)        $     (1.29)
Extraordinary gain ..................               --                    --                 .32
                                             -----------         -----------         -----------
Net income (loss) ...................        $      3.22         $     (2.02)        $      (.97)
                                             ===========         ===========         ===========


Weighted average Common shares used
in computing earnings per share .....          3,907,221           3,994,687           4,012,275
                                             ===========         ===========         ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 Accumulated
                                                                                 Distributions
                                          Common Stock                           in Excess of
                                    ------------------------        Paid-in       Accumulated     Stockholders'
                                     Shares         Amount          Capital         Earnings         Equity
                                    ---------    ------------    ------------    -------------   --------------
                                                                  (dollars in thousands)

Balance, January 1, 1995 .....      4,012,275    $         40    $    219,036    $   (125,899)   $     93,177


Dividends ($.07 per
  share) .....................           --              --              --              (267)           (267)

Net (loss) ...................           --              --              --            (3,870)         (3,870)
                                    ---------    ------------    ------------    ------------    ------------


Balance, December 31, 1995 ...      4,012,275              40         219,036        (130,036)         89,040


Repurchase of Common
  Stock ......................        (85,830)             (1)           (903)           --              (904)

Dividends ($.28 per
  share) .....................           --              --              --            (1,115)         (1,115)

Net (loss) ...................           --              --              --            (8,062)         (8,062)
                                    ---------    ------------    ------------    ------------    ------------


Balance, December 31, 1996 ...      3,926,445              39         218,133        (139,213)         78,959


Fractional shares ............            (18)           --              --              --              --

Repurchase of Common Stock ...        (37,227)           --              (445)           --              (445)

Dividends ($.28 per
  share) .....................           --              --              --            (1,090)         (1,090)

Special dividend ($1.00
  per share) declared ........           --              --              --            (3,890)         (3,890)

Net income ...................           --              --              --            12,599          12,599
                                    ---------    ------------    ------------    ------------    ------------


Balance, December 31, 1997 ...      3,889,200    $         39    $    217,688    $   (131,594)   $     86,133
                                    =========    ============    ============    ============    ============








The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Years Ended December 31,
                                                     --------------------------------------------
                                                         1997           1996              1995
                                                     ------------    ------------    ------------
                                                               (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ...............................   $     57,144    $     43,401    $     46,511
   Interest collected ............................          1,098           1,232           1,256
   Interest paid .................................        (16,016)        (14,167)        (14,676)
   Payments for property operations
     (including $2,262 in 1997, $1,879 in
     1996 and $2,928 in 1995 to affiliates) ......        (40,984)        (30,738)        (31,171)
   Advisory and net income fee paid to
     affiliate ...................................         (1,807)         (1,784)         (1,770)
   General and administrative expenses paid
     (including $1,187 in 1997, $1,047 in
     1996 and $877 in 1995 to affiliates) ........         (2,457)         (2,785)         (1,216)
   Distributions from operating cash flow of
     equity investees ............................            687             649             666
   Insurance/Litigation settlement ...............          9,633           1,500             500
   Other .........................................          1,119            (498)          1,266
                                                     ------------    ------------    ------------

     Net cash provided by (used in) operating
        activities ...............................          8,417          (3,190)          1,366


Cash Flows from Investing Activities
   Collections on notes receivable ...............          5,048             952           2,851
   Real estate improvements ......................         (5,767)         (3,406)         (8,024)
   Proceeds from sale of real estate .............         29,081           8,922          24,445
   Acquisitions of real estate (including
     $2,966 in 1997, $339 in 1996 and $56 in
     1995 to affiliates) .........................        (46,433)         (7,689)         (1,339)
   Acquisition of partnership interests ..........           --              --               (50)
   Contributions to equity investees .............           (731)           (161)           (443)
                                                     ------------    ------------    ------------

Net cash provided by (used in) investing
   activities ....................................        (18,802)         (1,382)         17,440






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
                                                     ============    ============    ============


Reconciliation of net income (loss) to net
  cash provided by (used in) operating
  activities
   Net income (loss) .............................   $     12,599    $     (7,806)   $     (3,726)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
        Depreciation and amortization ............         10,005           8,857           9,180
        Provision for losses .....................          1,337           1,579            --
        Extraordinary gain .......................           --              --            (1,293)
        Equity in (income) loss of equity
          investees ..............................           (812)             20           1,083
        Gain on sale of real estate ..............        (21,404)         (1,579)         (5,822)
        Distributions from operating cash flow
          of equity investees ....................            687             649             666
        (Increase) in interest receivable ........           (244)             (5)             (4)
        Decrease in other assets .................          3,740           1,759           1,098
        Increase in interest payable .............            165             200             635
        (Decrease) in other liabilities ..........          2,344          (6,864)           (451)
                                                     ------------    ------------    ------------

Net cash provided by (used in) operating
  activities .....................................   $      8,417    $     (3,190)   $      1,366
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

                                                                        Cost
                                                                Capitalized Subsequent         Gross Amounts of Which Carried
                                              Initial Cost         to Acquisition                       at End of Year
                                           --------------------- -------------------           ------------------------------
                                                    Buildings &                                        Buildings &      (1)
 Property/Location          Encumbrances   Land     Improvements Improvements  Other            Land   Improvements    Total
--------------------        ------------   -----    ------------ ------------  -----           ------- ------------  --------
INVESTMENT PROPERTIES - CONTINUED                           (dollars in thousands)
APARTMENTS - CONTINUED
Woods Edge ..............     $ 6,158     $ 1,015     $ 7,812     $   143     $    --         $ 1,466     $ 7,504     $ 8,970
   Rockville, MD

OFFICE BUILDINGS
74 New Montgomery .......       6,256       2,277       9,105       3,829        (336)(2)       2,210      12,665      14,875
   San Francisco, CA
Bonita Plaza ............       3,995       1,168       4,670          --          --           1,168       4,670       5,838
   Bonita, CA
Chesapeake Ridge ........       5,348       3,663       4,098       1,571          --           3,681       5,651       9,332
   San Diego, CA
Corporate Pointe ........       4,020         830       3,321         351          --             830       3,672       4,502
   Chantilly, VA
Forum ...................       5,525       1,360       5,439         589          --           1,360       6,028       7,388
   Richmond, VA
Hartford ................       2,236         630       2,520         400          --             630       2,920       3,550
   Dallas, TX
Institute Place Lofts ...       6,058         665       7,057         155          --             665       7,212       7,877
   Chicago, IL
Lexington Center ........       4,000       1,103       4,413          --          --           1,103       4,413       5,516
   Colorado Springs, CO
One Steeplechase ........       8,213       1,380       5,520       2,807          72 (4)       1,391       8,388       9,779
   Sterling, VA
Plaza Towers ............       4,774       1,760      12,617       6,573      (4,379)(2)       1,246      15,325      16,571
   St. Petersburg, FL
Savings of America ......       1,285         338       1,353         169          --             338       1,522       1,860
   Houston, TX
Town & Country ..........        --           108         432         470          --             108         902       1,010
   Houston, TX
Venture Center ..........       1,132         411       2,746         182          --             411       2,928       3,339
   Atlanta, GA
Waterstreet .............       8,114       2,605      10,420         927          --           2,605      11,347      13,952
   Boulder, CO

INDUSTRIAL WAREHOUSES
Corporate Center ........       7,000       1,259       5,038       1,096          --           1,264       6,129       7,393
   Ashburn, VA
Denton Drive ............         341         414         527          --          --             414         527         941
   Dallas, TX ...........
Encon ...................       3,500         984       3,935          --          --             984       3,935       4,919
   Fort Worth, TX
Parke Long ..............       7,759       1,838       7,361         748          --           1,838       8,109       9,947
   Chantilly, VA
Technology Trading ......       4,158       1,199       4,796          96          --           1,222       4,869       6,091
   Sterling, VA
Texstar .................       1,150         333       1,331         141          --             333       1,472       1,805
   Arlington, TX
Tricon ..................       4,848       2,761       6,442         796          --           2,774       7,225       9,999
   Atlanta, GA ..........

SHOPPING CENTERS
Dunes Plaza .............       3,856       1,230       5,430       1,172        (482)(5)       1,529       5,821       7,350
   Michigan City, IN
Northtown ...............       2,500       1,786       7,143       1,484          --           2,103       8,310      10,413
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
   Dallas, TX

                     TRANSCONTINENTAL REALTY INVESTORS, INC.       SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        (Continued)
                                DECEMBER 31, 1997

                                                                                     Cost
                                                                           Capitalized Subsequent
                                                     Initial Cost             to Acquisition
                                               ------------------------  -------------------------
                                                           Buildings &
 Property/Location             Encumbrances      Land      Improvements  Improvements      Other
--------------------           ------------    -------     ------------  -----------     ---------
INVESTMENT PROPERTIES - CONTINUED                           (dollars in thousands)
SHOPPING CENTERS - CONTINUED
Parkway Center ............     $   1,796     $     273     $   1,876     $     405      $      --
   Dallas, TX
Sadler Square .............         2,415           679         2,715            65             --
   Amelia Island, FL
Sheboygan .................           864           242         1,371            17             --
   Sheboygan, WI

HOTEL
Majestic Inn ..............         5,700         1,139         4,555           808             --
   San Francisco, CA

LAND
Las Colinas ...............            --           995            --             5             --
   Las Colinas, TX
West End ..................         8,784        11,405            --            --             --
   Dallas, TX
                                ---------     ---------     ---------     ---------      ---------

INVESTMENT PROPERTIES .....       215,680        67,050       231,489        33,911         (7,118)
                                ---------     ---------     ---------     ---------      ---------

PROPERTIES HELD FOR SALE

SHOPPING CENTERS
Shaw Plaza ................         2,579         1,066         4,262         1,098         (1,446)(6)
   Sharon, MA

LAND
Fiesta ....................            --            44            --            --             --
   San Angelo, TX
Fruitland .................            --           253            --            --           (100)(7)
   Fruitland Park, FL
Moss Creek ................            --            85            --            --             --
   Greensboro, NC
Republic Tower ............            --         1,074            --            --             --
   Dallas, TX
                                ---------     ---------     ---------     ---------      ---------

PROPERTIES HELD FOR
   SALE ...................         2,579         2,522         4,262         1,098         (1,546)
                                ---------     ---------     ---------     ---------      ---------

                                $ 218,259     $  69,572     $ 235,751     $  35,009      $  (8,664)
                                =========     =========     =========     =========      =========



                                                                                                                     Life on Which
                                 Gross Amounts of Which Carried                              Date                    Depreciation
                                        at End of Year                                        of                       in Latest
                                   ------------------------                                   Con-                     Statement
                                               Buildings &       (1)      Accumulated        struc-         Date      of Operation
 Property/Location                  Land       Improvements     Total     Depreciation        tion        Acquired    is Computed
--------------------               -------     ------------    --------   ------------       ------       --------    ------------
INVESTMENT PROPERTIES - CONTINUED                           (dollars in thousands)
SHOPPING CENTERS - CONTINUED
Parkway Center ............      $     273     $   2,281     $   2,554      $     701         1979        11/01/91   1 - 40 years
   Dallas, TX
Sadler Square .............            679         2,780         3,459            347         1987        11/22/93   3 - 40 years
   Amelia Island, FL
Sheboygan .................            259         1,371         1,630            191         1977        05/21/92       40 years
   Sheboygan, WI

HOTEL
Majestic Inn ..............          1,139         5,363         6,502          1,026          1902        12/31/90  2 - 40 years
   San Francisco, CA

LAND
Las Colinas ...............          1,000            --         1,000             --           --         01/25/96      --
   Las Colinas, TX
West End ..................         11,405            --        11,405             --           --         08/05/97      --
   Dallas, TX
                                 ---------     ---------     ---------      ---------

INVESTMENT PROPERTIES .....         68,608       256,724       325,332         55,487
                                 ---------     ---------     ---------      ---------

PROPERTIES HELD FOR SALE

SHOPPING CENTERS
Shaw Plaza ................            813         4,167         4,980          1,350         1978     12/13/91      5 - 40 years
   Sharon, MA

LAND
Fiesta ....................             44            --            44             --           --     12/31/91       --
   San Angelo, TX
Fruitland .................            153            --           153             --           --     05/01/92       --
   Fruitland Park, FL
Moss Creek ................             85            --            85             --           --     12/31/96       --
   Greensboro, NC
Republic Tower ............          1,074            --         1,074             --           --     11/27/92       --
   Dallas, TX
                                 ---------     ---------     ---------      ---------

PROPERTIES HELD FOR
   SALE ...................          2,169         4,167         6,336          1,350
                                 ---------     ---------     ---------      ---------

                                 $  70,777     $ 260,891     $ 331,668      $  56,837
                                 =========     =========     =========      =========

------------------

(1)  The aggregate cost for federal income tax purposes is $338.0 million.

(2)  Writedown of property to estimated net realizable value.

(3)  Escrow deposits deducted from the basis of the property.

(4)  Construction period interest and taxes.

(5) Cash received deducted from the basis of the property, offset by land acquired in 1992 and debt forgiveness in 1995 and 1996.

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


Dated:  February 16, 1999                By:    /s/ Randall M. Paulson
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




Dated:   February 16, 1999               By:    /s/ Thomas A. Holland
       ------------------------              -------------------------
                                             Thomas A. Holland
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                 Financial Data Schedule