Form 10-Q/A
period 1998-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-02-16
CIK 733590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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
          (Class)                              (Outstanding at April 30, 1998)

This Form 10-Q/A Amendment No. 1 amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 as follows:


ITEM 1. FINANCIAL STATEMENTS - Consolidated Balance Sheet - page 2 and Consolidated Statement of Stockholders' Equity - page 4.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - Exhibit 27.0 - page 18.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                March 31,   December 31,
                                                                  1998          1997
                                                               ----------   ------------
                     Assets                                      (dollars in thousands)
                     ------
Notes and interest receivable
   Performing ..............................................   $   4,357    $   4,388
   Nonperforming, nonaccruing ..............................         453          450
                                                               ---------    ---------
                                                                   4,810        4,838

Less - allowance for estimated losses ......................        (891)        (891)
                                                               ---------    ---------
                                                                   3,919        3,947

Foreclosed real estate held for sale .......................       1,356        1,356

Real estate held for sale, net of accumulated
   depreciation ($1,350 in 1997) ...........................       5,624        3,630
                                                               ---------    ---------
                                                                   6,980        4,986
Real estate held for investment, net of
   accumulated depreciation ($57,955 in 1998 and
   $55,487 in 1997) ........................................     293,014      269,845
Investment in real estate entities .........................       4,284        4,333
Cash and cash equivalents ..................................      11,829       24,733
Other assets (including $462 in 1998 and $497 in
   1997 from affiliates) ...................................      12,348       11,291
                                                               ---------    ---------
                                                               $ 332,374    $ 319,135
                                                               =========    =========
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable .................................   $ 242,030    $ 222,029
Other liabilities (including $323 in 1998 and $1,157
   in 1997 to affiliates) ..................................       6,151       10,973
                                                               ---------    ---------
                                                                 248,181      233,002
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 3,878,700 shares
   in 1998 and 3,889,200 shares in 1997 ....................          39           39
Paid-in capital ............................................     217,527      217,688
Accumulated distributions in excess of
   accumulated earnings ....................................    (133,373)    (131,594)
                                                               ---------    ---------
                                                                  84,193       86,133
                                                               ---------    ---------
                                                               $ 332,374    $ 319,135
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998








                                                                               Accumulated
                                                                               Distributions
                                             Common Stock                      in Excess of
                                         -------------------       Paid-in     Accumulated   Stockholders'
                                         Shares       Amount       Capital     Earnings         Equity
                                         ------       ------       -------     ------------- -------------
                                                      (dollars in thousands, except per share)


Balance, January 1, 1998 ..........    3,889,200    $       39   $  217,688    $ (131,594)   $   86,133



Repurchase of Common Stock ........      (10,500)           --         (161)           --          (161)


Dividends ($.15 per share)  .......           --            --           --          (573)         (573)


Net (loss) ........................           --            --           --        (1,206)       (1,206)



Balance, March 31, 1998 ...........    3,878,700    $       39   $  217,527    $ (133,373)   $   84,193
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



                                              TRANSCONTINENTAL REALTY
                                              INVESTORS, INC.






Date:      February 16, 1999                   By:  /s/ Randall M. Paulson
     ------------------------------              -------------------------------
                                                 Randall M. Paulson
                                                 President


Date:      February 16, 1999                   By:  /s/ Thomas A. Holland
     ------------------------------              -------------------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                              INDEX TO EXHIBITS




Exhibit
Number                  Description
------                  -----------
 27                     Financial Data Schedule
