Form 10-Q/A
period 1998-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-02-16
CIK 733590

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - Exhibit 27.0 - page 24.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1998            1997
                        Assets                                  -----------    -----------
                        ------                                   (dollars in thousands)


Notes and interest receivable
 Performing ................................................    $     4,370    $      4,388
 Nonperforming, nonaccruing ................................            416             450
                                                               ------------    ------------
                                                                      4,786           4,838
Less - allowance for estimated losses ......................           (891)           (891)
                                                               ------------    ------------
                                                                      3,895           3,947
Foreclosed real estate held for sale .......................          1,356           1,356

Real estate held for sale, net of accumulated depreciation
 ($4,790 in 1998 and $1,350 in 1997) .......................         21,571           3,630
                                                               ------------    ------------
                                                                     22,927           4,986
Real estate held for investment, net of accumulated
 depreciation ($55,770 in 1998 and $55,487 in 1997) ........        301,004         269,845
Investment in real estate entities .........................          4,011           4,333
Cash and cash equivalents ..................................          7,093          24,733
Other assets (including $438 in 1998 and $497 in 1997 from
 affiliates) ...............................................         15,058          11,291
                                                               ------------    ------------
                                                               $    353,988    $    319,135
                                                               ============    ============
       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable .................................   $    261,440    $    222,029
Other liabilities (including $115 in 1998 and $1,157
 in 1997 to affiliates) ....................................          7,199          10,973
                                                               ------------    ------------
                                                                    268,639         233,002
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000 shares;
 issued and outstanding, 3,872,505 shares in 1998 and
 3,889,200 shares in 1997 ..................................             39              39
Paid-in capital ............................................        217,431         217,688
Accumulated distributions in excess of accumulated
 earnings ..................................................       (132,121)       (131,594)
                                                               ------------    ------------
                                                                     85,349          86,133
                                                               ------------    ------------
                                                               $    353,988    $    319,135
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998


                                                                                                 Accumulated
                                                                                                Distributions
                                                      Common Stock                               in Excess of
                                             -----------------------------        Paid-in        Accumulated      Stockholders'
                                                Shares           Amount           Capital          Earnings           Equity
                                             ------------     ------------      ------------     ------------      ------------
                                                                    (dollars in thousands, except per share)
Balance, January 1, 1998 ...............        3,889,200     $         39      $    217,688     $   (131,594)     $     86,133



Repurchase of Common Stock .............          (21,950)            --                (336)            --                (336)


Sale of Common Stock under dividend
 reinvestment plan .....................            5,255             --                  79             --                  79


Dividends ($.30 per share)  ............             --               --                --             (1,153)           (1,153)


Net income .............................             --               --                --                626               626
                                             ------------     ------------      ------------     ------------      ------------


Balance, June 30, 1998 .................        3,872,505     $         39      $    217,431     $   (132,121)     $     85,349
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