Form 10-Q/A
period 1998-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-02-16
CIK 733590

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - EXHIBIT 27.0 - PAGE 67.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
                                                               1998           1997
                                                             ----------     ----------
                     Assets                                    (dollars in thousands)
Notes and interest receivable
   Performing ..........................................     $    1,610     $    4,388
   Nonperforming, nonaccruing ..........................            806            450
                                                             ----------     ----------
                                                                  2,416          4,838

Less - allowance for estimated losses ..................           (891)          (891)
                                                             ----------     ----------
                                                                  1,525          3,947

Foreclosed real estate held for sale ...................          3,867          1,356

Real estate held for sale, net of accumulated
   depreciation ($74 in 1998 and $1,350 in 1997) .......          6,524          3,630
                                                             ----------     ----------
                                                                 10,391          4,986
Real estate held for investment, net of
   accumulated depreciation ($58,426 in 1998 and
   $55,487 in 1997) ....................................        308,639        269,845
Investment in real estate entities .....................          3,877          4,333
Cash and cash equivalents ..............................         19,657         24,733
Other assets (including $495 in 1998 and $497 in
   1997 from affiliates) ...............................         15,614         11,291
                                                             ----------     ----------
                                                             $  359,703     $  319,135
                                                             ==========     ==========

       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable .............................     $  258,782     $  222,029
Other liabilities (including $681 in 1998 and $1,157
   in 1997 to affiliates) ..............................          8,738         10,973
                                                             ----------     ----------
                                                                267,520        233,002
Stockholders' equity
Common stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 3,872,505 shares
   in 1998 and 3,889,200 shares in 1997 ................             39             39
Paid-in capital ........................................        217,431        217,688
Accumulated distributions in excess of
   accumulated earnings ................................      (125,287)       (131,594)
                                                             ----------     ----------
                                                                 92,183         86,133
                                                             ----------     ----------
                                                             $  359,703     $  319,135
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998


                                                                                           Accumulated
                                                                                          Distributions
                                             Common Stock                                  in Excess of
                                     ------------------------------       Paid-in          Accumulated      Stockholders'
                                        Shares           Amount           Capital           Earnings           Equity
                                     ------------      ------------     ------------      ------------      ------------
                                                   (dollars in thousands, except per share)
Balance, January 1, 1998 .......        3,889,200      $         39     $    217,688      $   (131,594)     $     86,133



Repurchase of Common Stock .....          (21,950)               --             (336)               --              (336)


Sale of Common Stock under
   dividend reinvestment
   plan ........................            5,255                --               79                --                79


Dividends ($.45 per share)  ....               --                --               --            (1,728)           (1,728)


Net income .....................               --                --               --             8,035             8,035
                                     ------------      ------------     ------------      ------------      ------------



Balance, September 30, 1998 ....        3,872,505      $         39     $    217,431      $   (125,287)     $     92,183
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