Form 10-K405
period 1998-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-03-26
CIK 733590

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Year Ended December 31, 1998

                         Commission File Number 1-9240

                               ----------------

                    Transcontinental Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               94-6565852
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or Organization)

 10670 North Central Expressway, Suite
          300, Dallas, Texas                            75231
     (Address of Principal Executive                 (Zip Code)
               Offices)

                                (214) 692-4700
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
        Common Stock, $.01 par value                      New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 5, 1999, the Registrant had 3,878,463 shares of Common Stock outstanding. Of the total shares outstanding 2,144,193 were held by other than those who may be deemed to be affiliates, for an aggregate value of $27,472,000 based on the last trade as reported on the New York Stock Exchange on March 5, 1999. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                          Commission File No. 1-14784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business.........................................................    3

Item 2. Properties.......................................................    6

Item 3. Legal Proceedings................................................   18

Item 4. Submission of Matters to a Vote of Security Holders..............   18

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   19

Item 6. Selected Financial Data..........................................   20

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   20

Item 8. Financial Statements and Supplementary Data......................   27

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   57

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.....   57

Item 11. Executive Compensation..........................................   64

Item 12. Security Ownership of Certain Beneficial Owners and Management..   66

Item 13. Certain Relationships and Related Transactions..................   67

                                 PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and
 Reports on Form 8-K.....................................................   69

Signature Page...........................................................   71

                                    PART I

ITEM 1. BUSINESS

  Transcontinental Realty Investors, Inc. (the "Company" or the "Registrant"), a Nevada corporation, is the successor to a California business trust, which was organized on September 6, 1983 and commenced operations on January 31, 1984. The Company has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has, in the opinion of management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1983.

  The Company's real estate at December 31, 1998 consisted of 77 properties held for investment, four partnership properties and four properties held for sale which were primarily obtained through foreclosure. 22 of the properties held for investment were purchased during 1998. The Company's mortgage notes receivable portfolio at December 31, 1998 consisted of 16 mortgage loans. In addition, the Company has an interest in a partnership which holds a wraparound mortgage loan. The Company's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Proposed Merger with Continental Mortgage and Equity Trust

  On September 25, 1998, the Company and Continental Mortgage and Equity Trust ("CMET") jointly announced the agreement of their respective Boards for the Company to acquire CMET. Under the proposal, the Company would acquire all of CMET's outstanding shares of beneficial interest, in a tax free exchange, for shares of its Common Stock. The Company will issue 1.181 shares of its Common Stock for each outstanding share of beneficial interest of CMET. Upon the exchange of shares CMET would merge into the Company. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of shareholders holding a majority of CMET's outstanding shares of beneficial interest. As of March 5, 1999, the Company's advisor and its affiliates held shares representing approximately 57.4% of the outstanding shares of CMET and approximately 44.7% of the outstanding shares of the Company. A date for the special meeting of the shareholders to vote on the merger proposal has not been set. The Company has the same Board and advisor as CMET.

Business Plan and Investment Policy

  The Company's business is investing in real estate through direct equity ownership and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. The Company's real estate is located throughout the continental United States. Information regarding the real estate and mortgage notes receivable portfolios of the Company is set forth in ITEM 2. "PROPERTIES", and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  The Company's business is not seasonal. The Company has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, the Company's plan of operation is to consider all types of real estate, but in an attempt to bring balance to its real estate portfolio, it will focus on apartments, primarily located in the Southeast and Southwest regions of the United States. In making any new real estate investments, emphasis will be on acquiring properties generating current cash flow. The Company expects to continue to invest in and improve these assets to maximize both their immediate and longer term value.

  The Company expects to consider property sales opportunities for properties in stabilized real estate markets where its properties have reached their potential. It may also be an opportunistic seller of properties in markets that have become overheated, i.e. an abundance of buyers.

  The Company's operating strategy with regard to its properties is to maximize each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of the properties.

  The Company has determined that in 1999 it may seek to fund or acquire new mortgage loans to take advantage of favorable interest rate spreads or profit participation opportunities. It may also originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company intends to service and hold for investment the mortgage notes in its portfolio. It may, however, borrow against its mortgage notes using the proceeds from such borrowings to fund additional mortgage loans or for general working capital needs. The Company also intends to pursue its rights vigorously with respect to mortgage notes that are in default. The Articles of Incorporation impose no limitations on the Company's investment policy with respect to mortgage loans and do not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

Management of the Company

  Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Board of Directors. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. The Advisor also serves as a consultant in connection with the Company's business plan and investment decisions made by the Board of Directors.

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Company's predecessor business trust and as a Director of the Company until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  BCM has been providing advisory services to the Company since March 28, 1989. Renewal of BCM's advisory agreement was approved by stockholders at their annual meeting held on May 8, 1997. BCM also serves as advisor to CMET and Income Opportunity Realty Investors, Inc. ("IORI"). The Directors of the Company are also trustees or directors of CMET and IORI and the officers of the Company are also officers of CMET and IORI. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Randall M. Paulson, President of the Company, also serves as President of BCM, CMET and IORI, and as Executive Vice President of ART. NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. The officers of the Company are also officers of ART and NMC. As of March 5, 1999, the Company owned approximately 22.7% of IORI's outstanding shares of common stock and ART owned approximately 31.1% of the outstanding shares of the Company's Common Stock.

  Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of property-level management services to the Company. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of

29 of the Company's commercial properties, its four hotels and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  The Company has no employees. Employees of the Advisor render services to the Company.

Competition

  The real estate business is highly competitive and the Company competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than those of the Company. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. Management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Company's properties are also competitive factors.

  To the extent that the Company seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Company's properties are located, as well as by aggressive buyers attempting to penetrate or dominate a particular market.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions", the officers and Directors of the Company also serve as officers or trustees or directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of the Company. The Company's Directors, officers and Advisor owe fiduciary duties to such other entities as well as to the Company under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, directors or trustees and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

  In addition, as also described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships," the Company also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Company's and that may compete with it in purchasing, selling, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

  The Company is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or the Advisor. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Company's real estate and mortgage notes receivable portfolios. However, to the extent new property investments or mortgage lending is concentrated in any particular region or property type, the advantages of diversification may be mitigated.

ITEM 2. PROPERTIES

  The Company's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of management, the offices are suitable and adequate for the Company's present operations.

  Details of the Company's real estate and mortgage notes receivable portfolios at December 31, 1998, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the real estate and mortgage notes receivable portfolios.

  The Company's real estate portfolio consists of properties held for investment, properties held for sale, primarily obtained through foreclosure of the collateral securing mortgage notes receivable and investments in partnerships. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Company's real estate and further summary information with respect to the properties held for investment, properties held for sale and its investment in partnerships.

  At December 31, 1998, none of the Company's properties, mortgage notes receivable or investment in a partnership exceeded 10% or more of the Company's total assets. At December 31, 1998, 91% of the Company's assets consisted of properties held for investment, less than 1% consisted of properties held for sale, less than 1% consisted of mortgage notes and interest receivable and 1% consisted of investments in partnerships. The remaining 7% of the Company's assets at December 31, 1998 were invested in cash, cash equivalents and other assets. The percentage of the Company's assets invested in any one category is subject to change and no assurance can be given that the composition of the Company's assets in the future will approximate the percentages listed above.

  The Company's real estate is geographically diverse. At December 31, 1998, the Company held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1998, the Company held mortgage notes receivable secured by apartments and commercial properties in the Southwest region of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

  To continue to qualify for federal taxation as a REIT under the Code, the Company is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

  The Company has divided the continental United States into the following geographic regions.

  Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Company owns 3 apartments in this region.

  Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company owns 4 apartments and 12 commercial properties in this region.

  Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Company owns 26 apartments and 8 commercial properties in this region.

  Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Company owns 3 commercial properties and 3 hotels in this region.

  Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Company owns 2 commercial properties in this region.

  Pacific region comprised of the states of California, Oregon and Washington. The Company owns 5 apartments, 1 hotel and 5 commercial properties in this region.

  Excluded from the above are nine parcels of unimproved land, as described below.

Real Estate

  At December 31, 1998, over 90% of the Company's assets were invested in real estate. The Company invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Company's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

  Types of Real Estate Investments. The Company's real estate consists of commercial properties (office buildings, industrial warehouses and shopping centers), hotels and apartments having established income-producing capabilities. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financials and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Company may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

  The Company has typically invested in developed real estate. The Company may, however also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that the Company invests in construction and development projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

  At December 31, 1998, the Company had expended $1.9 million for the construction of the 260 unit Limestone Canyon Apartments in Austin, Texas. The Company expects to expend an additional $12.8 million to complete construction in the fourth quarter of 1999. The Company has in place a construction loan which will fund up to $13.0 million of such construction costs.

  In the opinion of management, the properties owned by the Company are adequately covered by insurance.

  The following table sets forth the percentages, by property type and geographic region, of the Company's real estate (other than four hotels in the Pacific and Midwest regions and nine parcels of unimproved land, as described below) at December 31, 1998.

                                                                      COMMERCIAL
   REGION                                                  APARTMENTS PROPERTIES
   ------                                                  ---------- ----------
   Pacific................................................      6%         9%
   Midwest................................................    --          14
   Northeast..............................................     10        --
   Southwest..............................................     69         22
   Southeast..............................................     15         50
   Mountain...............................................    --           5
                                                              ---        ---
                                                              100%       100%

  The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned and does not reflect the value of the Company's investment in each region. The Company also owns nine parcels of unimproved land, 3 parcels of 65.79 acres, 4.66 acres and .67 acre in the Southeast and Southwest region and 6 parcels of .9250 acres, 1.41 acres, 2.14 acres, 4.7 acres, 8.844 acres and 22.99 acres, in the Southwest region, all of which, other than the last five parcels, are held for sale. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Company's real estate portfolio.

  A summary of activity in the Company's owned real estate portfolio during 1998 is as follows:

   Owned properties in real estate portfolio at January 1, 1998.............  62
   Properties purchased.....................................................  22
   Properties sold..........................................................  (4)
   Property obtained through foreclosure....................................   1
                                                                             ---
   Owned properties in real estate portfolio at December 31, 1998...........  81
                                                                             ===

  Properties Held for Investment. Set forth below are the Company's properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 1998, 1997 and 1996 for apartments and commercial properties and average occupancy during 1998, 1997 and 1996 for hotels:

                                                                          Rent Per
                                                                         Square Foot    Occupancy %
                                                      Units/           --------------- --------------
Property                       Location           Square Footage       1998  1997 1996 1998 1997 1996
--------                  ------------------ ------------------------- ----- ---- ---- ---- ---- ----
Apartments
4400....................  Midland, TX          92 Units/94,472 Sq. Ft. $ .49 $  * $  *  98    *    *
Arbor Point.............  Odessa, TX         195 Units/178,920 Sq. Ft.   .42  .41  .37  78   85   65
Ashton Way..............  Midland, TX        178 Units/138,964 Sq. Ft.   .41    *    *  93    *    *
Bent Tree...............  Addison, TX        204 Units/196,300 Sq. Ft.   .70    *    *  93    *    *
Carseka.................  Los Angeles, CA      54 Units/37,068 Sq. Ft.  1.01  .97  .93  97   98  100
Cliffs of Eldorado......  McKinney, TX       208 Units/182,288 Sq. Ft.   .92    *    *  80    *    *
Country Bend............  Fort Worth, TX     166 Units/143,366 Sq. Ft.   .58  .54    *  94   92    *
Coventry................  Midland, TX        120 Units/105,608 Sq. Ft.   .42  .39  .37  91   96   92
Crescent Place..........  Houston, TX         120 Units/95,520 Sq. Ft.   .60  .57    *  97   93    *
Fairpark................  Los Angeles, CA      49 Units/43,431 Sq. Ft.   .93  .24    *  99   91    *
Fountain Village........  Tucson, AZ         410 Units/363,079 Sq. Ft.   .69  .65  .65  91   93   93
Fountains of Waterford..  Midland, TX        172 Units/129,200 Sq. Ft.   .35    *    *   2    *    *
Gladstell Forest........  Conroe, TX         168 Units/121,536 Sq. Ft.   .70  .67  .65  97   92   92
Harper's Ferry..........  Lafayette, LA      122 Units/112,500 Sq. Ft.   .55  .51  .48  95   97   96
Heritage................  Tulsa, OK           136 Units/92,464 Sq. Ft.   .69  .64  .62  94   95   95
Hunters Glen............  Midland, TX        212 Units/174,180 Sq. Ft.   .37    *    *  90    *    *
Limestone Canyon........  Austin, TX         260 Units/216,000 Sq. Ft.    **   **   **  **   **   **
Mariners Pointe.........  St. Petersburg, FL 368 Units/310,494 Sq. Ft.   .53  .51  .51  93   85   89
Mountain Plaza..........  El Paso, TX        188 Units/220,710 Sq. Ft.   .47    *    *  92    *    *
Sandstone...............  Mesa, AZ           238 Units/363,079 Sq. Ft.   .33  .30    *  94   93    *
Shadow Run..............  Pinellas Park, FL  276 Units/216,400 Sq. Ft.   .76  .74  .71  97   97   96
South Cochran...........  Los Angeles, CA      64 Units/43,100 Sq. Ft.  1.06  .96  .93  99   96   96
Southgate...............  Odessa, TX         180 Units/151,656 Sq. Ft.   .44  .43  .39  88   87   63
Southgreen..............  Bakersfield, CA      80 Units/66,000 Sq. Ft.   .17    *    *  95    *    *
Spa Cove................  Annapolis, MD      303 Units/305,989 Sq. Ft.   .81  .77  .75  95   94   93
Summerfield.............  Orlando, FL        224 Units/204,116 Sq. Ft.   .66  .63  .59  91   93   92
Summerstone.............  Houston, TX        242 Units/188,734 Sq. Ft.   .63  .61  .59  96   93   94
Sunchase................  Odessa, TX         300 Units/223,048 Sq. Ft.   .44  .43    *  92   90    *
Terrace Hills...........  El Paso, TX        310 Units/233,192 Sq. Ft.   .63  .58    *  97   95    *
Timbers.................  Tyler, TX          180 Units/101,666 Sq. Ft.   .54  .54    *  87   92    *
Treehouse...............  Irving, TX         160 Units/153,072 Sq. Ft.   .68  .62    *  96   99    *
Villas at Countryside...  Sterling, VA        102 Units/92,840 Sq. Ft.   .97  .94    *  99   96    *
Villa Piedra............  Los Angeles, CA     132 Units/81,790 Sq. Ft.  1.04  .30    *  98   89    *
Westgate of Laurel......  Laurel, MD         218 Units/201,704 Sq. Ft.   .85  .82  .81  95   96   96
Westwood................  Odessa, TX           79 Units/49,001 Sq. Ft.   .45  .45  .40  99   87   65
Woodland Hills..........  San Antonio, TX      96 Units/57,800 Sq. Ft.   .66  .66  .66  84   86   90
Woods Edge..............  Rockville, MD      162 Units/146,460 Sq. Ft.  1.02  .95  .93  96   94   93
Woodview................  Odessa, TX         232 Units/165,840 Sq. Ft.   .51    *    *  85    *    *

                                                                                                  Total Room Revenues
                                                           Rent Per Square Foot/                      Divided By
                                              Units/         Average Room Rate     Occupancy %   Total Available Rooms
                                          Square Footage/ ----------------------- -------------- ---------------------
Property                   Location         Rooms/Acres    1998    1997    1996   1998 1997 1996  1998    1997   1996
--------             -------------------- --------------- ------- ------- ------- ---- ---- ---- ------- ------ ------
Office Buildings
74 New Montgomery..  San Francisco, CA    109,497 Sq. Ft. $ 20.46 $ 16.18 $ 14.88  98   97   92
Atrium.............  Palm Beach, FL        74,603 Sq. Ft.    8.86       *       *  99    *    *
Bonita Plaza.......  Bonita, CA            47,777 Sq. Ft.   16.59   20.81       *  88   61    *
Corporate Pointe...  Chantilly, VA         65,918 Sq. Ft.   14.92   13.69   13.41 100  100  100
Daley Plaza........  San Diego, CA         62,425 Sq. Ft.   14.69       *       *  92    *    *
Forum..............  Richmond, VA          79,791 Sq. Ft.   14.82   14.64   14.02  81   96  100
Hartford...........  Dallas, TX           174,513 Sq. Ft.    9.93    8.86    9.44  57   46   46
Institute Place....  Chicago, IL          144,915 Sq. Ft.   14.73   12.95   12.31  95   86   75
Lexington Center...  Colorado Springs, CO  74,603 Sq. Ft.   10.93    9.57       *  80   60    *
One Steeplechase...  Sterling, VA         103,376 Sq. Ft.   15.74   15.24   14.75 100  100  100
Parkway North......  Dallas, TX            71,041 Sq. Ft.   12.62       *       *  78    *    *
Plaza on Bachman
 Creek.............  Dallas, TX            80,278 Sq. Ft.   10.66       *       *  69    *    *
Plaza Towers.......  St. Petersburg, FL   186,281 Sq. Ft.   13.33   12.77   12.15 100   96   88
Savings of
 America...........  Houston, TX           68,634 Sq. Ft.    9.70   11.16       *  89   90    *
Town and Country...  Houston, TX           64,089 Sq. Ft.    5.06    4.80    4.47  68   76   67
Valley Rim.........  San Diego, CA         54,194 Sq. Ft.   15.81       *       *  88    *    *
Venture Center.....  Atlanta, GA           38,272 Sq. Ft.   14.74   13.07   12.67  71  100   94
Viewridge..........  San Diego, CA         25,062 Sq. Ft.    7.20       *       *  87    *    *
Waterstreet........  Boulder, CO          106,257 Sq. Ft.   17.56   16.73   15.60  98   99   96
Industrial
 Warehouses
Corporate Center...  Ashburn, VA          177,563 Sq. Ft.    6.32    5.93    5.64 100   98   80
Encon..............  Fort Worth, TX       256,410 Sq. Ft.    2.00    1.66       * 100  100    *
Parke Long.........  Chantilly, VA        217,132 Sq. Ft.    6.69    6.15    5.32  87   87   80
Technology
 Trading...........  Sterling, VA         197,659 Sq. Ft.    5.76    5.10    5.26  87   70   78
Texstar............  Arlington, TX         97,846 Sq. Ft.    2.11    2.11    1.86 100  100  100
Tricon.............  Atlanta, GA          570,877 Sq. Ft.    3.59    3.44    3.29  98   91   93
Shopping Centers
Dunes Plaza........  Michigan City, IN    223,869 Sq. Ft.    4.84    4.58    4.49  43   77   82
K-Mart.............  Cary, NC              92,033 Sq. Ft.    3.28     ***     *** 100  ***  ***
Parkway Center.....  Dallas, TX            28,374 Sq. Ft.   13.86   13.00   12.01  94  100   94
Sadler Square......  Amelia Island, FL     70,295 Sq. Ft.    6.90    6.76    6.54  95   96   95
Sheboygan..........  Sheboygan, WI         74,532 Sq. Ft.    1.99    1.99    1.99 100  100  100
Hotels
Belmont............  Chicago, IL                 45 Rooms  101.13       *       *  68    *    *  $ 67.93 $    * $    *
Brompton...........  Chicago, IL                 52 Rooms   98.08       *       *  50    *    *    46.54      *      *
Majestic Inn.......  San Francisco, CA           57 Rooms  148.96  136.08  117.45  71   73   70   112.54  93.26  76.50
Surf...............  Chicago, IL                 55 Rooms   98.85       *       *  57    *    *    56.12      *      *
Land
Eagle Crest........  Farmers Branch, TX       22.99 Acres
Las Colinas........  Las Colinas, TX            4.7 Acres
Laws...............  Dallas, TX                1.41 Acres
Lemmon Carlisle....  Dallas, TX                2.14 Acres
West End...........  Dallas, TX               8.844 Acres

--------
*   Property was purchased in either 1997 or 1998.
**  Property was under construction at December 31, 1998.
*** Obtained through foreclosure in 1998.

  Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

  In January 1998, the Company purchased the 188 unit Mountain Plaza Apartments in El Paso, Texas, for $4.0 million, paying $1.0 million in cash and obtaining mortgage financing of $3.0 million. The mortgage bears interest at 8.2% per annum, requires monthly payments of interest only and matures in January 2000. A real estate brokerage commission of $139,000 was paid to Carmel Realty and a real estate acquisition fee of $39,000 was paid to BCM.

  Also in January 1998, the Company purchased the 212 unit Hunters Glen Apartments in Midland, Texas, for $2.5 million, paying $600,000 in cash and obtaining seller financing of $1.9 million. The financing bears interest at a variable rate, currently 8.0% per annum, requires monthly payments of interest only for the first twenty-four months and thereafter requires monthly payments of principal and interest of $14,302 and matures in January 2003. A real estate brokerage commission of $94,000 was paid to Carmel Realty and a real estate acquisition fee of $25,000 was paid to BCM.

  Further in January 1998, the Company purchased the Laws Street land, a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash. A real estate brokerage commission of $39,000 was paid to Carmel Realty and a real estate acquisition fee of $19,000 was paid to BCM.

  In January 1998, the Company purchased the 204 unit Bent Tree Garden Apartments in Addison, Texas, for $8.1 million, paying $1.7 million in cash and obtaining mortgage financing of $6.4 million. The mortgage bears interest at 7.2% per annum, requires monthly payments of principal and interest of $46,054 and matures in February 2008. A real estate brokerage commission of $232,000 was paid to Carmel Realty and a real estate acquisition fee of $81,000 was paid to BCM.

  In February 1998, the Company purchased Parkway North, a 71,041 sq. ft. office building in Dallas, Texas, for $5.4 million, paying $1.5 million in cash and obtaining mortgage financing of $3.9 million. The mortgage bears interest at a variable rate, currently 8.69% per annum, requires monthly payments of interest only and matures in March 2000. A real estate brokerage commission of $179,000 was paid to Carmel Realty and a real estate acquisition fee of $54,000 was paid to BCM.

  Also in February 1998, the Company purchased the Lemmon Carlisle land, a
2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash. A real estate brokerage commission of $54,000 was paid to Carmel Realty and a real estate acquisition fee of $34,000 was paid to BCM.

  In March 1998, the Company purchased the Plaza on Bachman Creek, a 80,278 sq. ft. retail/office complex in Dallas, Texas, for $3.5 million, paying $1.1 million in cash and obtaining mortgage financing of $2.4 million. The mortgage bears interest at a variable rate, currently 9% per annum, requires monthly payments of principal and interest of $21,593 and matures in March 2018. A real estate brokerage commission of $124,000 was paid to Carmel Realty and a real estate acquisition fee of $35,000 was paid to BCM.

  Also in March 1998, the Company refinanced the mortgage debt secured by the Tricon Warehouses in Atlanta, Georgia in the amount of $10.2 million, receiving net cash of $5.4 million after paying off $4.8 million in mortgage debt, funding of escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.53% per annum, requires monthly payments of principal and interest of $75,576 and matures in April 2008. A mortgage brokerage and equity refinancing fee of $102,000 was paid to BCM.

  In April 1998, the Company purchased in a single transaction the 178 unit Ashton Way Apartments in Midland, Texas, and the 92 unit 4400 Apartments also in Midland, Texas, and in May 1998, the 232 unit Woodview Apartments in Odessa, Texas, for a total of $6.8 million. The Company paid a total of $1.5 million in cash and obtained mortgage financing secured by all three properties totaling $5.3 million. The first mortgage of $4.5 million bears interest at 7.2% per annum and the second mortgage of $845,000 bears interest at a variable rate, currently 8.2% per annum. The mortgages require monthly payments of principal and interest totaling $38,003 and mature in October 1999 and May 2008, respectively. A real estate brokerage commission of $244,000 was paid to Carmel Realty and a real estate acquisition fee of $68,000 was paid to BCM.

  In May 1998, the Company purchased the Eagle Crest land, a 22.99 acre parcel of land in Farmers Branch, Texas, for $2.5 million in cash. A real estate brokerage commission of $95,000 was paid to Carmel Realty and a real estate acquisition fee of $25,000 was paid to BCM.

  Also in May 1998, the Company purchased the 172 unit Fountains of Waterford Apartments in Midland, Texas, for $1.5 million, paying $425,000 in cash, assuming the existing mortgage of $584,000 and obtaining seller financing of the remaining $491,000 of the purchase price. The mortgage bears interest at 9.91% per annum, and the seller financing at a variable rate, currently 7.5% per annum, require monthly payments of principal and interest totaling $10,643 and mature in November 1999 and June 2008. A real estate brokerage commission of $59,000 was paid to Carmel Realty and a real estate acquisition fee of $15,000 was paid to BCM.

  Further in May 1998, the Company purchased in a single transaction, Daley Plaza, a 62,425 sq. ft. office building and View Ridge, a 25,062 sq. ft. office building, both in San Diego, California, for a total of $6.5 million. The Company paid $1.7 million in cash and obtained mortgage financing totaling $4.8 million. The mortgages bear interest at a variable rate, currently 9.5% per annum, require monthly payments of principal and interest totaling $42,416 and mature in May 2005. A real estate brokerage commission of $200,000 was paid to Carmel Realty and a real estate acquisition fee of $65,000 was paid to BCM.

  In May 1998, the Company obtained mortgage financing in the amount of $2.2 million secured by its unencumbered Lemmon Carlisle land in Dallas, Texas, receiving net cash of $2.1 million after the payment of various closing costs. The mortgage bears interest at 9.25% per annum, requires monthly payment of interest only and matures in May 2000. A mortgage brokerage and equity refinancing fee of $22,000 was paid to BCM.

  Also in May 1998, the Company refinanced the mortgage debt secured by the Plaza Towers Office Building in St. Petersburg, Florida in the amount of $7.4 million, receiving net cash of $2.6 million after paying off $4.8 million in mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 7.57% per annum, requires monthly payments of principal and interest of $55,023 and matures in June 2008. A mortgage brokerage and equity refinancing fee of $74,000 was paid to BCM.

  In June 1998, the Company purchased the Atrium, a 74,603 sq. ft. office building in Palm Beach, Florida, for $5.4 million, paying $1.3 million in cash and obtaining mortgage financing of $4.1 million. The mortgage bears interest at a variable rate, currently 7.93% per annum, requires monthly payments of principal and interest of $31,455 and matures in July 2001. A real estate brokerage commission of $179,000 was paid to Carmel Realty and a real estate acquisition fee of $54,000 was paid to BCM.

  In July 1998, the Company purchased Valley Rim, a 54,194 sq. ft. office building in San Diego, California, for $5.1 million, paying $1.4 million in cash and obtaining mortgage financing of $3.7 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $32,576 and matures in June 2005. A real estate brokerage commission of $172,000 was paid to Carmel Realty and an acquisition fee of $51,000 was paid to BCM.

  Also in July 1998, the Company purchased the Limestone Canyon land, a 27 acre parcel of unimproved land in Austin, Texas, for $1.8 million in cash. In conjunction with the purchase, the Company obtained a financing commitment of $13.0 million for the construction of a 260 unit apartment on the site. The mortgage bears interest at a variable rate, currently 7.63% per annum, requires monthly payments of interest only and matures in July 2000. A real estate brokerage commission of $70,000 was paid to Carmel Realty and an acquisition fee of $18,000 was paid to BCM. Construction was commenced in August 1998 and is expected to be completed in the fourth quarter of 1999.

  Further in July 1998, the Company refinanced the matured mortgage debt secured by the Villas at Countryside Apartments in Sterling, Virginia, in the amount of $5.4 million, receiving net cash of $400,000 after paying off $5.0 million in mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 6.85% per annum, requires monthly payments of principal and interest of $35,692 and matures in August 2005. A mortgage brokerage and equity refinancing fee of $54,000 was paid to BCM.

  In August 1998, the Company obtained second lien financing of $1.8 million secured by the Terrace Hills Apartments in El Paso, Texas, receiving net cash of $1.7 million after the payment of various closing costs. The mortgage bears interest at 7.275% per annum, requires monthly payments of principal and interest of $11,968 and matures in September 2009. A mortgage brokerage and equity refinancing fee of $18,000 was paid to BCM.

  At December 31, 1997, the Company held a wraparound mortgage note with a principal balance of $2.5 million secured by a K-Mart in Cary, North Carolina. In February 1998, the Company was informed that the first lien mortgage in the amount of $2.0 million was in default. To protect its interest, the Company foreclosed on the property in August 1998 and refinanced the first lien mortgage in the amount of $2.0 million, paying $265,000 in cash to complete the refinancing. The new mortgage bears interest at 7.51% per annum, requires monthly payments of principal and interest of $15,721 and matures in September 2008. A mortgage brokerage and equity refinancing fee of $19,500 was paid to BCM. No loss was recognized on the foreclosure as the fair value of the property exceeded the carrying value of the note receivable. The property was classified as held for investment as of December 31, 1998.

  In 1997, Montgomery Ward ("Ward"), a tenant at the Northtown Mall, a 354,174 sq. ft. shopping center in Dallas, Texas, filed for bankruptcy protection. In an attempt to keep the Ward lease from being sold, Northtown Mall was placed in administrative bankruptcy. Wards Northtown Mall lease, as well as other Ward leases were, however, sold for the benefit of the Ward bankruptcy estate. In September 1998, the Company bought back the lease concurrent with the $15.6 million sale of Northtown Mall. The Company received net cash of $12.1 million after paying off $2.5 million of mortgage debt, $900,000 for the Ward lease and the payment of various closing costs. In conjunction with the sale, the Northtown Mall bankruptcy proceeding was dismissed. A real estate brokerage commission of $135,000 was paid to Carmel Realty. A gain of $3.4 million was recognized on the sale.

  In September 1998, the Company sold Chesapeake Ridge, a 100,484 sq. ft. office building in San Diego, California, for $13.2 million, receiving net cash of $7.6 million after paying off $5.3 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $317,000 paid to Carmel Realty. A gain of $5.9 million was recognized on the sale.

  In October 1998, the Company sold Denton Drive, a 123,800 sq. ft. industrial warehouse in Dallas, Texas, for $1.2 million, receiving net cash of $845,000 after paying off $309,000 in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $46,000 paid to Carmel Realty. A gain of $219,000 was recognized on the sale.

  Also in October 1998, the Company purchased the 208 unit Cliffs of Eldorado Apartments in McKinney, Texas, for $12.8 million, paying $1.6 million in cash, assuming the existing mortgage of $10.6 million and issuing 5,829 shares of Series A Cumulative Convertible Preferred Stock with a total liquidation value of $583,000. The assumed mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $75,197 and matures in November 2037. A real estate brokerage commission of $312,000 was paid to Carmel Realty and a real estate acquisition fee of $128,000 was paid to BCM.

  Further in October 1998, the Company refinanced the matured mortgage debt secured by the Bonita Plaza Office Building in Bonita, California in the amount of $5.2 million, receiving net cash of $1.2 million after paying off $4.0 million in mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.4% per annum, requires monthly payments of principal and interest of $37,722 and matures in November 2001. A mortgage brokerage and equity refinancing fee of $52,000 was paid to BCM.

  In December 1998, the Company purchased the assets of the Neighborhood Inns of Chicago, consisting of three hotels in Chicago, Illinois, the Belmont with 45 rooms, the Brompton with 52 rooms, and the Surf with 55 rooms, for $11.6 million. The Company paid $2.3 million in cash and obtained mortgage financing secured by all three hotels of $9.2 million. The mortgage bears interest at a variable rate, currently 9.376% per annum, requires monthly payments of principal and interest of $94,108 and matures in December 2001. A real estate brokerage commission of $293,000 was paid to Carmel Realty and a real estate acquisition fee of $116,000 was paid to BCM.

  Also in December 1998, the Company purchased the 80 unit Southgreen Apartments in Bakersfield, California for $3.6 million, paying $1.1 million in cash and obtaining mortgage financing of $2.5 million. The mortgage bears interest at a variable rate, currently 8.25% per annum, requires monthly payments of principal and interest of $19,953 and matures in December 2005. A real estate brokerage commission of $127,000 was paid to Carmel Realty and a real estate acquisition fee of $36,000 was paid to BCM.

  In February 1999, the Company sold the 368 unit Mariner's Pointe Apartments in St. Petersburg, Florida, for $6.7 million, receiving net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $204,000 paid to Carmel Realty. A gain will be recognized on the sale.

  In March 1999, the Company purchased the 264 unit Vista Hills Apartments in El Paso, Texas, for $5.2 million, paying $1.6 million in cash and obtaining mortgage financing of $3.6 million. The mortgage bears interest at a variable rate, currently 7.625% per annum, requires monthly payments of principal and interest of $26,897 and matures in April 2004. A real estate brokerage commission of $173,000 was paid to Carmel Realty and a real estate acquisition fee of $52,000 was paid to BCM.

  Also in March 1999, the Company purchased the Dominion land, a 14.39 acre parcel of land in Dallas, Texas, for $3.6 million, paying $1.2 million in cash and obtaining mortgage financing of $2.4 million. The mortgage bears interest at 15% per annum, requires quarterly payments of interest only and matures in March 2000. A real estate brokerage commission of $56,000 was paid to Carmel Realty and a real estate acquisition fee of $36,000 was paid to BCM.

  Further in March 1999, the Company refinanced the matured mortgage debt secured by the Lexington Center Office Building in Colorado Springs, Colorado in the amount of $4.3 million, receiving net cash of $136,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.75% per annum, requires monthly payments of principal and interest of $32,479 and matures in April 2004. A mortgage brokerage and equity refinancing fee of $43,000 was paid to BCM.

  Properties Held for Sale. Set forth below are the Company's properties held for sale, primarily obtained through foreclosure.

                                                                 Square Footage/
Property                                           Location           Acres
--------                                      ------------------ ---------------
Land
Fiesta....................................... San Angelo, TX       .6657 Acres
Fruitland.................................... Fruitland Park, FL    4.66 Acres
Moss Creek................................... Greensboro, NC       65.79 Acres
Republic land................................ Dallas, TX           .9250 Acres

  In March 1998, the Company completed the sale of Shaws Plaza, a 103,482 sq. ft. shopping center in Sharon, Massachusetts, which was under contract for sale at December 31, 1997, for $3.8 million, receiving net cash of $1.1 million after paying off $2.6 million in existing mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $134,000 paid to Carmel Realty. No gain or loss was recognized on the sale.

  In October 1998, the Company sold approximately 19 acres of land in Greensboro, North Carolina, for $375,000, receiving net cash of $356,000 after the payment of various closing costs, including a real estate brokerage commission of $15,000 paid to Carmel Realty. A gain of $350,000 was recognized.

  Partnership Properties. Set forth below are the properties owned by partnerships which the Company accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                                    RENT PER
                                                                  SQUARE FOOT     OCCUPANCY %
                                                UNITS/          ---------------- --------------
PROPERTY                    LOCATION        SQUARE FOOTAGE      1998  1997  1996 1998 1997 1996
--------                 -------------- ----------------------- ----- ----- ---- ---- ---- ----
APARTMENT
Lincoln Court........... Dallas, TX     55 Units/40,063 Sq. Ft. $1.08 $1.04 $.99  95   99   98
OFFICE BUILDING
MacArthur Mills......... Carrollton, TX          53,472 Sq. Ft.  9.84  9.35 8.38 100   97   94
SHOPPING CENTERS
Chelsea Square.......... Houston, TX             70,275 Sq. Ft.  8.61  9.21 9.32  81   49   69
Summit at Bridgewood.... Fort Worth, TX          48,696 Sq. Ft.  9.63  9.48 8.67  79   65   62

  The Company owns a noncontrolling combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

  The Company owns a noncontrolling combined 63.7% limited and general partner interest and IORI owns a 36.3% general partner interest in Tri-City Limited Partnership ("Tri-City") which owns the three other commercial properties in the table above. In May 1998, Tri-City sold its two apartments for $3.3 million in cash. Tri-City received net cash of $1.4 million after paying off $1.9 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $701,000 of such net cash. Tri-City recognized a gain of $496,000 of which the Company's equity share was $316,000. Tri-City paid a real estate brokerage commission of $119,000 to Carmel Realty. In 1998, the Company made no advances to the partnership and received $319,000 in operating distributions. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions."

MORTGAGE LOANS

  In addition to investments in real estate, a portion of the Company's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Company expects that the percentage of its assets invested in mortgage loans may increase, as it has determined that in 1999 it may seek to fund or acquire mortgage loans. It may also originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Company intends to service and hold for investment the mortgage notes in its portfolio. The Company's mortgage notes receivable consist of first and junior mortgage loans.

  Types of Mortgage Activity. The Company may originate its own mortgage loans, as well as acquire existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services the Company's mortgage notes. The Company's investment policy is described in ITEM 1. "BUSINESS--Business Plan and Investment Policy."

  Types of Properties Securing Mortgage Notes. The properties securing the Company's mortgage notes receivable portfolio at December 31, 1998, consisted of an apartment, a hotel, 5 developed residential lots and a

34,847 sq. ft. parcel of unimproved land. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which the Company invests without a vote of stockholders. The Company's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

  At December 31, 1998, the Company's mortgage notes receivable portfolio included 4 mortgage loans with an aggregate principal balance of $1.7 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental United States and 12 loans with an aggregate principal balance of $654,000 secured by collateral other than income-producing real estate. At December 31, 1998, less than 1% of the Company's assets were invested in notes and interest receivable (less than 1% in junior and other mortgage notes).

  The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the properties (other than unimproved land) that serve as collateral for the Company's mortgage notes receivable at December 31, 1998. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Company's mortgage notes receivable portfolio.

   REGION                                                 APARTMENTS HOTEL TOTAL
   ------                                                 ---------- ----- -----
   Southwest.............................................     79%      21%  100%

  A summary of the activity in the Company's mortgage notes receivable portfolio during 1998 is as follows:

   Loans in mortgage notes receivable portfolio at January 1, 1998..........  20
   Loans purchased..........................................................   1
   Loans paid off...........................................................  (4)
   Loan foreclosed..........................................................  (1)
                                                                             ---
   Loans in mortgage notes receivable portfolio at December 31, 1998........  16
                                                                             ===

  During 1998, $2.9 million was collected in settlement of four mortgage notes and $49,000 in principal payments were received.

  At December 31, 1998, less than 1% of the Company's assets were invested in mortgage notes secured by non-income-producing real estate, comprised of a first mortgage note secured by 34,847 sq. ft. of unimproved land in Milwaukee, Wisconsin and five first mortgage notes secured by residential lots in Greensboro, North Carolina.

  First Mortgage Loans. The Company invests in first mortgage notes, with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Company may grant to other lenders, participations in first mortgage loans that it originates.

  The following discussion briefly describes the events that affected previously funded first mortgage loans during 1998.

  In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in 16 residential and commercial subdivisions in Maumelle, Arkansas, secured by a first mortgage on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided for, among other things, the payment by the borrower of $2.5 million in cash, and the acceptance of a new $1.4 million note secured by 36.3 acres of commercial land. Such note matured in January 1996. In April 1998, the Company received $2.1 million in full settlement of its note and accrued but unpaid interest. The original sale had been recorded under the cost recovery method with gain being deferred until the note was collected. Accordingly, the previously deferred gain of $2.1 million was recognized on collection of the note.

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

  The following discussion briefly describes the events that affected previously funded wraparound mortgage loans during 1998.

  As discussed under "Real Estate" above, at December 31, 1997, the Company held a wraparound mortgage note with a principal balance of $2.5 million secured by a K-Mart in Cary, North Carolina. In February 1998, the Company was informed that the first lien mortgage in the amount of $2.0 million was in default. To protect its interest, the Company foreclosed on the property in August 1998 and refinanced the first lien mortgage in the amount of $2.0 million, paying $265,000 in cash to complete the refinancing. No loss was recognized on the foreclosure as the fair value of the property exceeded the carrying value of the note receivable.

  Junior Mortgage Loans. The Company may invest in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Company's assets. At December 31, 1998, less than 1% of the Company's assets were invested in junior mortgage loans.

  The following discussion briefly describes the events that affected previously funded junior mortgage loans in 1998.

  In August 1998, a mortgage note receivable with a principal balance of $2.0 million and a carrying value of $207,000 and secured by a second lien on a hotel in Lake Charles, Louisiana became delinquent. To protect its interest, the Company purchased the first lien mortgage for $149,000. Foreclosure proceedings have commenced and title to the property is expected to be received in the second quarter of 1999. No loss is expected to be incurred on foreclosure, as the estimated fair value of the property exceeds the carrying value of the mortgage notes receivable.

  Loans Secured by Collateral Other than Real Estate. In June 1992, the Company received ten notes receivable secured by collateral other than real estate in satisfaction of a $622,000 obligation. At December 31, 1998, five of the notes with a combined principal balance of $374,000 remained outstanding. The Company's investment policy precludes the origination of loans secured by collateral other than real estate.

  Partnership mortgage loans. The Company owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. The Company received $9,000 in distributions from NIA in 1998 and advanced $14,000 to the partnership.

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

        Quarter Ended                                            High      Low
        -------------                                          --------- -------
   March 31, 1999 (through March 5, 1999)..................... $16 3/8   $12

   March 31, 1998.............................................  18 1/4    14 1/4
   June 30, 1998..............................................  17 15/16  14 3/4
   September 30, 1998.........................................  16 1/4    12 1/2
   December 31, 1998..........................................  14 1/2    11 1/2

   March 31, 1997.............................................  14 7/8    10 3/4
   June 30, 1997..............................................  15 5/8    10 3/4
   September 30, 1997.........................................  21 1/4    14 1/2
   December 31, 1997..........................................  21 3/8    13 3/8

  As of March 5, 1999, the closing price of the Company's Common Stock as reported in the consolidated reporting system of the NYSE was $12.81 per share.

  As of March 5, 1999, the Company's Common Stock was held by 5,025 holders of record.

  The Company paid dividends in 1998 and in 1997 as follows:

                                                                       Amount
     Date Declared         Record Date            Payable Date        Per Share
   -----------------    ------------------     ------------------     ---------
   February 16, 1998    March 13, 1998         March 31, 1998           $.15
   May 27, 1998         June 4, 1998           June 19, 1998             .15
   August 31, 1998      September 15, 1998     September 30, 1998        .15
   November 24, 1998    December 15, 1998      December 30, 1998         .15

   February 26, 1997    March 14, 1997         March 31, 1997            .07
   June 5, 1997         June 13, 1997          June 30, 1997             .07
   September 3, 1997    September 15, 1997     September 30, 1997        .07
   December 1, 1997     December 15, 1997      December 31, 1997         .07

  The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1998 and 1997 represented capital gains.

  On December 5, 1989, the Board of Directors approved a share repurchase program. The Board of Directors authorized the repurchase of a total of 687,000 shares of the Company's Common Stock pursuant to such program. Through December 31, 1998, a total of 409,765 shares had been repurchased at a cost of $3.3 million, 21,950 of such shares having been purchased in 1998, at a cost of $336,000.

ITEM 6. SELECTED FINANCIAL DATA

                                  For the Years Ended December 31,
                          --------------------------------------------------------
                            1998       1997           1996       1995       1994
                          ---------  ---------      ---------  ---------  ---------
                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues................  $  70,636  $  55,961      $  46,878  $  48,272  $  37,983
Expenses................     76,602     65,578         56,499     58,174     47,154
                          ---------  ---------      ---------  ---------  ---------
(Loss) from operations..     (5,966)    (9,617)        (9,621)    (9,902)    (9,171)
Equity in income (loss)
 of investees...........        288        812            (20)    (1,083)       (90)
Gain on sale of
 partnership interests..        --         --             --         --       2,514
Gain on sale of real
 estate.................     12,584     21,404          1,579      5,822      2,153
Extraordinary gain......        --         --             --       1,293      1,189
                          ---------  ---------      ---------  ---------  ---------
Net income (loss).......  $   6,906  $  12,599      $  (8,062) $  (3,870) $  (3,405)
                          =========  =========      =========  =========  =========
PER SHARE DATA
Income (loss) before
 extraordinary gain.....  $    1.78  $    3.22      $   (2.02) $   (1.29) $   (1.15)
Extraordinary gain......        --         --             --         .32        .30
                          ---------  ---------      ---------  ---------  ---------
Net income (loss).......  $    1.78  $    3.22      $   (2.02) $    (.97) $    (.85)
                          =========  =========      =========  =========  =========
Dividends per share.....  $     .60  $     .28(/1/) $     .28  $     .07  $      --
Weighted average Common
 shares outstanding.....  3,876,797 3,907,221      3,994,687  4,012,275  4,012,275

--------
(/1/) Does not include the special dividend of $1.00 per share


                                                  December 31,
                                  --------------------------------------------
                                    1998     1997     1996     1995     1994
                                  -------- -------- -------- -------- --------
                                    (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest receivable,
 net............................. $  1,493 $  3,947 $  8,606 $ 10,017 $ 11,201
Real estate held for sale, net
  Foreclosed.....................    1,356    1,356      910    2,460    8,032
  Other..........................      --     3,630    2,089    3,415      341
Real estate held for investment,
 net.............................  347,389  269,845  217,010  220,105  213,445
Total assets.....................  382,203  319,135  244,971  260,036  247,964
Notes and interest payable.......  282,688  222,029  158,692  159,889  145,514
Stockholders' equity.............   91,132   86,133   78,959   89,084   93,177
Book value per share............. $  23.35 $  22.15 $  20.11 $  22.19 $  23.22

  The Company purchased 22 properties in 1998 for a total of $91.0 million, 15 properties in 1997 for a total of $60.0 million and six properties in 1996 for a total of $7.7 million. The Company sold five properties in 1998 for a total of $31.8 million, five properties in 1997 for a total of $29.1 million and five properties in 1996 for a total $8.9 million. See ITEM 2. "PROPERTIES-- Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at December 31, 1998 totaled $10.5 million compared with $24.7 million at December 31, 1997. The principal reasons for the decrease in cash are discussed in the paragraphs below.

  The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management expects that the Company's cash balance at December 31, 1998, and cash that will be generated in 1999 from the collection of mortgage notes receivable, sales of properties and refinancing or extension of certain of its mortgage debt will be sufficient to meet all of its cash requirements, including debt service obligations coming due in 1999, dividend payments and property maintenance and improvements, as more fully discussed in the paragraphs below.

  Net cash provided by operating activities decreased to $3.4 million in 1998 from $10.0 million in 1997. The primary factors contributing to the Company's cash flow from operations are discussed in the following paragraphs.

  The Company's cash flow from property operations (rents collected less payments for property operating expenses) increased to $29.8 million in 1998 from $16.2 million in 1997. An increase of $6.1 million was due to the purchase of 15 income producing properties in 1997 and 18 income producing properties in 1998, an increase of $6.2 million was due to the sale of Republic Towers Office Building in 1997, and an increase of $2.2 million was due to increased occupancy and rents at the Company's apartments and commercial properties, and the Company's control of operating expenses. These increases were partially offset by a decrease of $1.2 million due to the sale of five other income producing properties in 1997 and 1998. Management believes that this trend of increased cash flow from property operations will continue as a result of increased rental rates at both the Company's apartments and commercial properties and increased occupancy at its commercial properties.

  Interest collected decreased to $807,000 in 1998 from $1.1 million in 1997. This decrease was due to seven mortgage notes receivable being collected in 1997 and 1998 and the foreclosure of the collateral property securing another note in 1998.

  Interest paid increased to $21.2 million in 1998 from $16.0 million in 1997. An increase of $5.7 million was due to 33 properties being purchased on a leveraged basis in 1997 and 1998 and refinancings and financings of unencumbered properties during 1997 and 1998. This increase was partially offset by a decrease of $231,000 due to properties sold in 1998. Interest paid will continue to increase as the Company purchases additional properties on a leveraged basis.

  Advisory and net income fee paid to affiliate increased to $4.1 million in 1998 from $1.8 million in 1997. This increase was due to the 1997 accrued net income fee not being paid until 1998 and an additional $574,000 was due to an increase in the advisory fee paid as a result of an increase in the Company's gross assets, the basis for such fee.

  General and administrative expenses paid increased to $2.7 million in 1998 from $2.5 million in 1997. This increase was due to legal fees related to the Olive and other litigation accrued in 1997 but not paid until 1998 and an increase in advisory cost reimbursements.

  In 1997, the Company received an insurance settlement of $9.6 million relating to 1995 hail storm and flood damage to the Republic Towers Office Building in Dallas, Texas.

  The Company received distributions from equity investees operating cash flow of $482,000 in 1998 and $687,000 in 1997. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1998, the Company received cash of $2.9 million from the collection of four mortgage notes receivable and an additional $671,000 from the collection of a mortgage note written off as uncollectible in a previous year. The Company received net cash of a total of $81.1 million from new mortgage borrowings and refinancings and an additional $31.8 million, after debt payoffs, from property sales during 1998. In 1998, the Company expended $77.4 million in cash on property purchases and made a total of $34.6 million in principal payments on its mortgage debt.

  Scheduled principal payments on notes payable of $25.6 million are due in 1999. For those mortgages that mature in 1999, it is the Company's intention to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis, or pay them when due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

  As discussed in NOTE 3. "REAL ESTATE AND DEPRECIATION," during 1998, the Company funded $1.9 million for purchase of the land for the construction cost of the 260 unit Limestone Canyon Apartments in Austin, Texas. Construction commenced in August 1998 and is expected to be completed in the fourth quarter of 1999. The Company has obtained a financing commitment of $13.0 million for construction of the apartment.

  During 1999, the Company has continued to be an active buyer, purchasing the 264 unit Vista Hills Apartments and a parcel of undeveloped land for a total of $8.8 million. The Company paid $2.8 million in cash, with the remainder of the purchase prices financed through mortgage debt. The Company derived the cash portions of these purchases from its cash on hand at December 31, 1998. See NOTE 18. "SUBSEQUENT EVENTS."

  In March 1999, the Company sold the 368 unit Mariner's Point Apartments in St. Petersburg, Florida for $6.7 million, receiving net cash of $2.6 million. See NOTE 18. "SUBSEQUENT EVENTS."

  Pursuant to a repurchase program originally announced on December 5, 1989, Board of Directors has authorized the repurchase of a total of 687,000 shares of the Company's Common Stock. As of March 5, 1999, a total of 409,765 shares had been repurchased at a total cost to the Company of $3.3 million, 21,950 shares having been repurchased in 1998 at a total cost to the Company of $336,000.

  During 1998, the Company declared and paid dividends of $2.3 million or $.60 per share.

  Management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses; (4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Results of Operations

  1998 Compared to 1997. The Company's net income for 1998 was $6.9 million compared to $12.6 million in 1997. The Company's 1998 net income included gains on the sale of real estate of $12.6 million. The Company's 1997 net income included gains on sale of real estate of $21.4 million. Fluctuations in the components of the Company's revenues and expenses between 1998 and 1997 are discussed below.

  Rents increased $15.3 million in 1998 to $69.8 million compared to $54.5 million in 1997. An increase of $16.1 million was due to properties purchased or obtained through foreclosure in 1997 and 1998; and $2.2 million was due to increased occupancy and rental rates at the Company's apartments and commercial properties primarily: Spa Cove Apartments, Arbor Pointe Apartments, Woods Edge Apartments, Plaza Towers Office

Building, 74 New Montgomery Office Building, Waterstreet Office Building, Parke Long Warehouse and Hartford Office Building. These increases were partially offset by a decrease of $3.0 million due to properties sold in 1997 and 1998.

  Property operating expenses increased $5.9 million in 1998 to $38.3 million as compared to $32.4 million in 1997. Of the increase, $10.0 million was due to properties purchased in 1997 and 1998. This increase was partially offset by a decrease of $4.0 million due to properties sold in 1997 and 1998.

  Rents and property operations expenses both are expected to increase in 1999 due to anticipated increases in rents at the Company's apartments, increased occupancy of its commercial properties and as a result of a full year of operations of the properties acquired during 1998 and in the first quarter of 1999.

  Interest income decreased to $807,000 in 1998 from $1.5 million in 1997. The decrease in interest income was due to seven mortgage notes receivable being collected in 1997 and 1998 and the foreclosure of the collateral property securing another note in 1998. Interest income in 1999 is expected to approximate 1998.

  Interest expense increased to $22.8 million in 1998 from $16.8 million in 1997. Of this increase, $5.8 million was attributable to properties purchased in 1998 and 1997 and $984,000 was attributable to property financings and refinancings during 1998 and 1997. These increases were partially offset by a decrease of $759,000 due to properties sold and mortgages paid off in 1998 and 1997. Interest expense is expected to increase in 1999 due to anticipated property refinancings and the properties purchased in the first quarter of 1999 on a leveraged basis.

  Depreciation increased to $10.7 million in 1998 from $9.6 million in 1997. An increase of $2.0 million was attributable to property purchases in 1998 and 1997 and an increase of $522,000 was due to increased depreciation from property additions and tenant improvements. These increases were partially offset by decreases of $1.4 million due to properties sold in 1998 and 1997 and $21,000 due to assets becoming fully depreciated. Depreciation expense is expected to increase in 1999 due to a full year of depreciation of properties acquired in 1998 and the income producing property purchased in the first quarter of 1999.

  Advisory and net income fees decreased to $2.5 million in 1998 from $2.8 million in 1997. The decrease was due to a decrease in the net income fee in 1998 due to a decrease in net income partially offset by an increase in the advisory fee due to an increase in gross assets, the basis for the fee. The advisory fee is expected to increase as the Company's asset base increases. See NOTE 10. "ADVISORY AGREEMENT."

  General and administrative expenses decreased to $2.3 million in 1998 from $2.6 million in 1997. The decrease was primarily due to a decrease in legal fees related to the Olive and other litigation (see NOTE 15. "COMMITMENTS AND CONTINGENCIES").

  In the fourth quarter of 1997, the Company recognized a provision for loss of $1.3 million to reduce the carrying value of a shopping center to its agreed sales price less estimated costs of sale. Sale of the property occurred in March 1998.

  Equity in income of investees decreased to $288,000 in 1998 from $812,000 in 1997. Included in equity earnings in 1998 were gains on the sale of real estate of $316,000, the Company's equity share of the gain recognized by an equity partnership on the sale of its two apartments. Included in equity earnings in 1997 were gains on the sale of real estate of $890,000, the Company's equity share of the gain recognized by Income Opportunity Realty Investors, Inc. ("IORI") on the sale of three of its apartments. The Company expects its share of equity investees' income or losses to be minimal in 1999. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1998, the Company recognized gains totaling $12.6 million; a $2.1 million previously deferred gain upon collection of a mortgage note receivable related to a property sale that had been recorded under the cost recovery method, $671,000 from the collection of a mortgage note receivable which had been written off in a prior year,

$3.4 million from the sale of a shopping center in Dallas, Texas, $219,000 from the sale of an industrial warehouse in Dallas, Texas, $5.9 million from the sale of an office building in San Diego, California and $350,000 from the sale of 19 acres of foreclosed land in Greensboro, North Carolina. In 1997, the Company recognized gains totaling $21.4 million; $1.4 million from the sale of a .9976 acre parcel of land in Dallas, Texas and $19.4 million from the sale of an office building in Dallas, Texas, $55,000 from the sale of a foreclosed single family residence in Scottsdale, Arizona and $554,000 from the sale of a shopping center in San Antonio, Texas. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

  1997 Compared to 1996. The Company's net income for 1997 was $12.6 million compared to a net loss of $8.1 million in 1996. The Company's 1997 net income included gains on sale of real estate of $21.4 million. The Company's 1996 net loss included gains on sale of real estate of $1.6 million. Fluctuations in the components of the Company's revenues and expenses between the 1997 and 1996 are described below.

  Rents increased to $54.5 million in 1997 from $45.4 million in 1996. An increase of $6.9 million in rents was due to property purchases in 1996 and 1997; and $3.1 million was due to increased occupancy and rental rates at the Company's residential and commercial properties primarily: Plaza Tower Office Building, a 1% increase; Waterstreet Office Building, a 2% increase; Institute Place Office Building, a 10% increase; 74 New Montgomery Office Building, a 2% increase; Corporate Center at Beaumeade Office Building, a 2% increase; and Majestic Inn, a 3% increase. These increases were partially offset by a decrease of $865,000 due to properties sold in 1997.

  Property operating expenses increased to $32.4 million in 1997 from $28.5 million in 1996. Of this increase, $4.3 million was due to properties purchased in 1996 and 1997. This increase was partially offset by a decrease of $504,000 due to properties sold in 1997.

  Interest income of $1.5 million in 1997 approximated that of 1996.

  Interest expense increased to $16.8 million in 1997 from $15.0 million in 1996. Of this increase $1.6 million was attributable to properties purchased in 1997 and $316,000 was attributable to property financings and refinancings during 1997. These increases were partially offset by decreases of $73,000 due to properties sold and mortgages paid off and $71,000 due to a decrease in interest rates on variable interest rate debt.

  Depreciation increased to $9.6 million in 1997 from $8.5 million in 1996. An increase of $752,000 was attributable to property purchases and an increase of $515,000 was due to increased depreciation from property additions and tenant improvements. These increases were partially offset by decreases of $63,000 due to properties sold and $88,000 due to assets becoming fully depreciated.

  Advisory fee expense of $1.8 million in 1997 approximated that of 1996.

  General and administrative expenses decreased to $2.6 million in 1997 from $2.7 million in 1996. The decrease was due to a decrease in legal fees related to the Olive and other litigation (see NOTE 15. "COMMITMENTS AND
CONTINGENCIES") partially offset by an increase in advisory cost reimbursements and other professional fees.

  As described in "Liquidity and Capital Resources" above, in 1997 the Company received an insurance settlement of $9.6 million. In 1996, the Company received a litigation settlement of $1.5 million.

  In the fourth quarter of 1997, the Company recognized a provision for loss of $1.3 million to reduce the carrying value of a shopping center to its agreed sales price less estimated costs of sale. Sale of the property was completed in March 1998. In the second quarter of 1996, the Company recognized a provision for loss of $1.6 million to reduce the carrying value of an office building to its agreed sales price less estimated costs of sale. Sale of the property was completed in July 1996.

  Equity in income of investees was $812,000 in 1997 compared to a loss of $20,000 in 1996. Included in equity earnings in 1997 are gains on the sale of real estate of $890,000, the Company's equity share of the gain recognized by IORI on the sale of three of its apartments.

  In 1997, the Company recognized gains totaling $21.4 million, $1.4 million from the sale of a .9976 acre parcel of land and $19.4 million from the sale of an office building, both in Dallas, Texas, $55,000 from the sale of a foreclosed single family residence in Scottsdale, Arizona and $554,000 from the sale of a shopping center in San Antonio, Texas. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

  In 1996, the Company recognized gains totaling $1.6 million; $218,000 from the sale of Cheyenne Mountain land, $1.4 million from the sale of Park Forest Apartments and $56,000 from the sale of Moss Creek land. In September 1996, the Company recognized a loss of $63,000 from the sale of Byron land. See NOTE
3. "REAL ESTATE AND DEPRECIATION."

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

INFLATION

  The effects of inflation on the Company's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, the Company's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.

TAX MATTERS

  For the years 1998, 1997 and 1996, the Company elected and in the opinion of management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Company is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property, all as defined in Section 857 of the Code, on an annual basis to stockholders.

YEAR 2000

  Basic Capital Management, Inc. ("BCM"), the Company's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

  Further, Carmel Realty Services, Ltd. ("Carmel Ltd."), an affiliate of BCM that performs property management services for the Company's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Company's commercial properties. With regard to the Company's apartments, Carmel, Ltd. has informed management that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant computer hardware and property management software.

  The Company has not incurred, nor does it expect to incur, any costs related to its computer hardware and accounting and property management software being modified, upgraded or replaced in order to make them year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

  Management has completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications to such systems are insignificant and do not require significant expenditures, as such enhanced operating systems are readily available.

  The Company has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Company faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. The Company believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Company's operations is negligible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   28
Consolidated Balance Sheets--December 31, 1998 and 1997..................   29
Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   30
Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   31
Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   32
Notes to Consolidated Financial Statements...............................   34
Schedule III--Real Estate and Accumulated Depreciation...................   49
Schedule IV--Mortgage Loans on Real Estate...............................   54

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Transcontinental Realty Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Dallas, Texas
March 24, 1999

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                                                       (dollars in thousands,
                                                          except per share)
                       Assets
Notes and interest receivable
 Performing..........................................  $     1,429  $     4,388
 Nonperforming, nonaccruing..........................          950          450
                                                       -----------  -----------
                                                             2,379        4,838
Less--allowance for estimated losses.................         (886)        (891)
                                                       -----------  -----------
                                                             1,493        3,947
Foreclosed real estate held for sale.................        1,356        1,356
Real estate held for sale, net of accumulated
 depreciation ($1,350 in 1997).......................          --         3,630
                                                       -----------  -----------
                                                             1,356        4,986
Real estate held for investment, net of accumulated
 depreciation ($61,241 in 1998 and $55,487 in 1997)..      347,389      269,845
Investment in real estate entities...................        3,458        4,333
Cash and cash equivalents............................       10,505       24,733
Other assets (including $1,325 in 1998 and $497 in
 1997 from affiliates)...............................       18,002       11,291
                                                       -----------  -----------
                                                       $   382,203  $   319,135
                                                       ===========  ===========
        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable...........................  $   282,688  $   222,029
Other liabilities (including $62 in 1998 and $1,157
 in 1997 to affiliates)..............................        8,383       10,973
                                                       -----------  -----------
                                                           291,071      233,002
Commitments and contingencies
Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares;
  issued and outstanding 5,829 shares in 1998
  (liquidation preference $583)......................          --           --
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 3,878,463 shares in
 1998 and 3,889,200 shares in 1997...................           39           39
Paid-in capital......................................      218,087      217,688
Accumulated distributions in excess of accumulated
 earnings............................................     (126,994)    (131,594)
                                                       -----------  -----------
                                                            91,132       86,133
                                                       -----------  -----------
                                                       $   382,203  $   319,135
                                                       ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Years Ended December 31,
                                   -------------------------------------------
                                       1998           1997           1996
                                   -------------  -------------  -------------
                                   (dollars in thousands, except per share)
Revenues
 Rents............................ $      69,829  $      54,462  $      45,405
 Interest.........................           807          1,499          1,473
                                   -------------  -------------  -------------
                                          70,636         55,961         46,878
Expenses
 Property operations (including
  $2,753 in 1998, $2,262 in 1997
  and $1,879 in 1996 to
  affiliates).....................        38,282         32,424         28,491
 Interest.........................        22,797         16,765         14,999
 Depreciation.....................        10,691          9,578          8,461
 Advisory fee to affiliate........         1,962          1,807          1,784
 Net income fee to affiliate......           558          1,022            --
 General and administrative
  (including $1,121 in 1998,
  $1,187 in 1997 and $1,047 in
  1996 to affiliates).............         2,312          2,645          2,685
 Litigation settlement............           --             --          (1,500)
 Provision for losses.............           --           1,337          1,579
                                   -------------  -------------  -------------
                                          76,602         65,578         56,499
                                   -------------  -------------  -------------
(Loss) from operations............        (5,966)        (9,617)        (9,621)
Equity in income (loss) of
 investees........................           288            812            (20)
Gain on sale of real estate.......        12,584         21,404          1,579
                                   -------------  -------------  -------------
Net income (loss).................         6,906         12,599         (8,062)
Preferred dividend required.......            (1)           --             --
Net income (loss) applicable to
 common shares.................... $       6,905  $      12,599  $      (8,062)
                                   =============  =============  =============
Earnings per share
 Net income (loss) applicable to
  common shares................... $        1.78  $        3.22  $       (2.02)
                                   =============  =============  =============
Weighted average common shares
 used in computing earnings per
 share............................     3,876,797      3,907,221      3,994,687
                                   =============  =============  =============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Accumulated
                                                               Distributions
                         Series A    Common Stock              in Excess of
                         Preferred ----------------- Paid-in    Accumulated  Stockholders'
                           Stock    Shares    Amount Capital     Earnings       Equity
                         --------- ---------  ------ --------  ------------- -------------
                                    (dollars in thousands, except per share)
Balance, January 1,
 1996...................   $ --    4,012,275   $ 40  $219,036    $(130,036)     $89,040
Repurchase of Common
 Stock..................     --      (85,830)    (1)     (903)         --          (904)
Dividends ($.28 per
 share).................     --          --     --        --        (1,115)      (1,115)
Net (loss)..............     --          --     --        --        (8,062)      (8,062)
                           -----   ---------   ----  --------    ---------      -------
Balance, December 31,
 1996...................     --    3,926,445     39   218,133     (139,213)      78,959

Fractional shares.......     --          (18)   --        --           --           --
Repurchase of Common
 Stock..................     --      (37,227)   --       (445)         --          (445)
Dividends ($.28 per
 share).................     --          --     --        --        (1,090)      (1,090)
Special dividend ($1.00
 per share) declared....     --          --     --        --        (3,890)      (3,890)
Net income..............     --          --     --        --        12,599       12,599
                           -----   ---------   ----  --------    ---------      -------
Balance, December 31,
 1997...................     --    3,889,200     39   217,688     (131,594)      86,133

Issuance of Series A
 Preferred Stock 5,829
 shares.................     --          --     --        583          --           583
Repurchase of Common
 Stock..................     --      (21,950)   --       (336)         --          (336)
Sale of Common Stock
 under dividend
 reinvestment plan......     --       11,213    --        152          --           152
Dividends ($.60 per
 share).................     --          --     --        --        (2,306)      (2,306)
Net income..............     --          --     --        --         6,906        6,906
                           -----   ---------   ----  --------    ---------      -------
Balance, December 31,
 1998...................   $ --    3,878,463   $ 39  $218,087    $(126,994)     $91,132
                           =====   =========   ====  ========    =========      =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             FOR The Years Ended December 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
                                                  (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected...........................  $   69,307  $   57,144  $   43,401
 Interest collected........................         807       1,098       1,232
 Interest paid.............................     (21,179)    (16,016)    (14,167)
 Payments for property operations
  (including $2,753 in 1998, $2,262 in 1997
  and $1,879 in 1996 to affiliates)........     (39,474)    (40,984)    (30,738)
 Advisory and net income fee paid to
  affiliate................................      (4,125)     (1,807)     (1,784)
 General and administrative expenses paid
  (including $1,121 in 1998, $1,187 in 1997
  and $1,047 in 1996 to affiliates)........      (2,705)     (2,457)     (2,785)
 Distributions from operating cash flow of
  equity investees.........................         482         687         649
 Insurance/litigation settlement...........         --        9,633       1,500
 Other.....................................         306       2,684        (612)
                                             ----------  ----------  ----------
  Net cash provided by (used in) operating
   activities..............................       3,419       9,982      (3,304)

Cash Flows from Investing Activities
 Collections on notes receivable...........       2,892       5,048         952
 Acquisition of notes receivable...........        (149)        --          --
 Real estate improvements..................      (9,595)     (5,767)     (3,406)
 Proceeds from sale of real estate.........      31,807      29,081       8,922
 Deposits on pending purchase..............      (3,796)     (1,115)        --
 Deferred merger costs.....................        (519)        --          --
 Acquisitions of real estate (including
  $3,468 in 1998, $2,966 in 1997 and $339
  in 1996 to affiliates)...................     (77,395)    (46,433)     (7,689)
 Distributions from investing cash flow of
  equity investees.........................         701       1,101         --
 Contributions to equity investees.........         (21)       (731)       (161)
                                             ----------  ----------  ----------
  Net cash (used in) investing activities..     (56,075)    (18,816)     (1,382)

Cash Flows from Financing Activities
 Payments on notes payable.................  $  (34,555) $  (37,095) $  (14,545)
 Proceeds from notes payable...............      81,058      73,817      13,550
 Reimbursements to advisor.................         (61)       (450)       (142)
 Dividends paid............................      (6,196)     (1,090)     (1,115)
 Shares of Common Stock repurchased........        (336)       (445)       (904)
 Deferred financing costs..................      (1,634)     (2,130)       (818)
 Sale of Common stock under dividend
  reinvestment plan........................         152         --          --
                                             ----------  ----------  ----------
  Net cash provided by (used in) financing
   activities..............................      38,428      32,607      (3,974)
                                             ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents...............................     (14,228)     23,773      (8,660)
Cash and cash equivalents, beginning of
 year......................................      24,733         960       9,620
                                             ----------  ----------  ----------
Cash and cash equivalents, end of year.....  $   10,505  $   24,733  $      960
                                             ==========  ==========  ==========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                              For the Years Ended December 31,
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------  ----------  ----------
                                                   (dollars in thousands)
Reconciliation of net income (loss) to net
 cash provided by (used in) operating
 activities
 Net income (loss)..........................  $    6,906  $   12,599  $   (8,062)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
 Depreciation and amortization..............      11,488      10,005       8,857
 Provision for losses.......................         --        1,337       1,579
 Equity in (income) loss of equity
  investees.................................        (288)       (812)         20
 Gain on sale of real estate................     (12,584)    (21,404)     (1,579)
 Distributions from operating cash flow of
  equity investees..........................         482         687         649
 (Increase) in interest receivable..........         --         (244)         (5)
 (Increase) decrease in other assets........      (2,036)      5,305       1,901
 Increase in interest payable...............         821         165         200
 Increase (decrease) in other liabilities...      (1,370)      2,344      (6,864)
                                              ----------  ----------  ----------
  Net cash provided by (used in) operating
   activities...............................  $    3,419  $    9,982  $   (3,304)
                                              ==========  ==========  ==========
Schedule of noncash investing and financing
 activities
 Carrying value of real estate acquired
  through foreclosure in satisfaction of
  notes receivable (with carrying value of
  $2,514 in 1998 and $696 in 1996)..........  $    2,514  $      --   $      691
 Notes payable from purchase of real
  estate....................................      13,607      13,606         --
 Series A Preferred Stock issued in
  conjunction with purchase of real estate..         583         --          --



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

  Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

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

Proposed Merger with Continental Mortgage and Equity Trust

  On September 25, 1998, the Company and Continental Mortgage and Equity Trust ("CMET") jointly announced the agreement of their respective Boards for the Company to acquire CMET. Under the proposal, the Company would acquire all of CMET's outstanding shares of beneficial interest, in a tax free exchange, for shares of its Common Stock. The Company will issue 1.181 shares of its Common Stock for each outstanding share of beneficial interest of CMET. Upon the exchange of shares CMET would merge into the Company. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of CMET's outstanding shares of beneficial interest. As of March 5, 1999, the Company's advisor and its affiliates held shares representing approximately 57.4% of the outstanding shares of CMET and approximately 44.7% of the outstanding shares of the Company. A date for the special meeting of the shareholders to vote on the merger proposal has not been set. The Company has the same Board and advisor as CMET.

  Basis of consolidation. The Consolidated Financial Statements include the accounts of TCI and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

  Accounting estimates. In the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from these estimates.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

receivable to the extent that the Company's investment in the note exceeds the Company's estimate of fair value of the collateral securing such note.

  Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 1 to 40 years.

  Real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

  Investment in noncontrolled partnerships and equity investees. The Company uses the equity method to account for investments in partnerships which it does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., ("IORI"). Under the equity method, the Company's initial investment, recorded at cost, is increased by the Company's proportionate share of the investee's operating income and additional advances and decreased by its proportionate share of the investee's operating losses and distributions received.

  Operating segments. Management has determined that the Company's reportable operating segments are those that are based on the Company's method of internal reporting, which disaggregates its operations by type of real estate.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

  Earnings per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2. NOTES AND INTEREST RECEIVABLE

  Notes and interest receivable consisted of the following:

                                                   1998              1997
                                             ----------------  ----------------
                                             Estimated         Estimated
                                               Fair     Book     Fair     Book
                                               Value   Value     Value   Value
                                             --------- ------  --------- ------
   Notes receivable
    Performing..............................  $1,407   $1,429   $7,264   $4,389
    Nonperforming, nonaccruing..............     719      950    1,400      449
                                              ------   ------   ------   ------
                                              $2,126    2,379   $8,664    4,838
                                              ======            ======
   Interest receivable......................                3                 3
   Unamortized (discounts)..................               (3)               (3)
                                                       ------            ------
                                                       $2,379            $4,838
                                                       ======            ======

  The Company does not recognize interest income on nonperforming notes receivable. For the years 1998, 1997 and 1996, unrecognized interest income on nonperforming notes totaled $175,000, $257,000 and $424,000, respectively.

  Performing notes receivable at December 31, 1998, mature from 1999 through 2004 with interest rates ranging from 8.75% to 12.0% per annum, with a weighted average rate of 12.0%. Discounts were based on imputed interest rates at the time of origination. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $930,000 are due in 1999.

  In 1998, $2.9 million was collected in settlement of four mortgage notes and $49,000 in principal payments were received.

  In February 1994, the Company provided $6.7 million of purchase money financing in conjunction with the sale of 1,406 acres of land in sixteen residential and commercial subdivisions in Maumelle, Arkansas secured by a first mortgage on the properties sold. The borrower did not make the scheduled February 1995 principal and interest payments. In September 1995, the Company reached a settlement with the borrower that provided for, among other things, the payment by the borrower of $2.5 million in cash and the acceptance of a new $1.4 million note secured by 36.3 acres of commercial land. Such note matured in January 1996. In April 1998, the Company received $2.1 million in full settlement of its note and accrued but unpaid interest. The original sale had been recorded under the cost recovery method with the gain being deferred until the note receivable was collected. Accordingly, the previously deferred gain of $2.1 million was recognized on collection of the note.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  At December 31, 1997, the Company held a wraparound mortgage note with a principal balance of $2.5 million, secured by a K-Mart in Cary, North Carolina. In February 1998, the Company was informed that the first lien mortgage in the amount of $2.0 million was in default. To protect its interest, the Company foreclosed on the property in August 1998 and refinanced the first lien mortgage in the amount of $2.0 million, paying $265,000 in cash to complete the refinancing. No loss was recognized on the foreclosure as the fair value of the property exceeded the carrying value of the note receivable. See NOTE 6. "NOTES AND INTEREST PAYABLE."

  In July 1998, a mortgage note receivable which had been written off in a prior year, was collected. A gain of $671,000 was recognized.

  In August 1998, a mortgage note receivable with a principal balance of $2.0 million and a carrying value of $207,000, secured by a second lien on a hotel in Lake Charles, Louisiana became delinquent. To protect its interest, the Company purchased the first lien mortgage for $149,000. Foreclosure proceedings have commenced and title to the property is expected to be received in the second quarter of 1999. No loss is expected to be incurred on foreclosure, as the estimated fair value of the property exceeds the carrying value of the mortgage notes.

  In 1997, the Company accepted discounted payoffs totaling $4.9 million in settlement of two mortgage notes receivable with a combined principal balance of $5.0 million. The Company recognized no loss on the note settlements in excess of the reserves previously established.

NOTE 3. REAL ESTATE AND DEPRECIATION

  In January 1998, in separate transactions, the Company purchased (1) the 188 unit Mountain Plaza Apartments in El Paso, Texas, for $4.0 million, paying $1.0 million in cash and obtaining mortgage financing of $3.0 million; (2) the 212 unit Hunters Glen Apartments in Midland, Texas, for $2.5 million, paying $600,000 in cash and obtaining seller financing of the remaining $1.9 million of the purchase price; (3) the Laws Street land, a 1.41 acre parcel of land in Dallas, Texas, for $1.9 million in cash; and, (4) the 204 unit Bent Tree Garden Apartments in Addison, Texas, for $8.1 million, paying $1.7 million in cash and obtaining mortgage financing of $6.4 million.

  In February 1998, in separate transactions, the Company purchased (1) Parkway North, a 71,041 sq. ft. office building in Dallas, Texas, for $5.4 million, paying $1.5 million in cash and obtaining mortgage financing of $3.9 million; and, (2) the Lemmon Carlisle land, a 2.14 acre parcel of land in Dallas, Texas, for $3.4 million in cash.

  In February 1998, the Company obtained through foreclosure a 92,033 sq. ft. K-Mart in Cary, North Carolina. As of December 31, 1998, the property was classified as "real estate held for investment." See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

  In March 1998, the Company purchased the Plaza on Bachman Creek, a 80,278 sq. ft. retail/office complex in Dallas, Texas, for $3.5 million, paying $1.1 million in cash and obtaining mortgage financing of $2.4 million.

  Also in March 1998, the Company sold Shaws Plaza, a 103,482 sq. ft. shopping center in Sharon, Massachusetts, for $3.8 million in cash. The Company received net cash of $1.1 million after paying off $2.6 million in mortgage debt and the payment of various closing costs. No gain or loss was recognized on the sale.

  In April 1998 and May 1998, the Company purchased in a single transaction the 178 unit Ashton Way Apartments in Midland, Texas, and the 92 unit 4400 Apartments, also in Midland, Texas, the 232 unit Woodview Apartments in Odessa, Texas, for a total of $6.8 million. The Company paid a total of $1.5 million in cash and obtained mortgage financing secured by all three properties totaling $5.3 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In May 1998, in separate transactions, the Company purchased (1) the Eagle Crest land, a 22.99 acre parcel in Farmers Branch, Texas, for $2.5 million in cash; and, (2) the 172 unit Fountains of Waterford Apartments in Midland, Texas, for $1.5 million, paying $425,000 in cash, assuming an existing mortgage of $584,000 and obtaining seller financing of $491,000.

  Also in May 1998, the Company purchased in a single transaction, Daley Plaza, a 62,425 sq. ft. office building and View Ridge, a 25,062 sq. ft. office building, both in San Diego, California, for a total of $6.5 million. The Company paid $1.7 million in cash and obtained mortgage financing totaling $4.8 million.

  In June 1998, the Company purchased the Atrium, a 74,603 sq. ft. office building in Palm Beach, Florida, for $5.4 million, paying $1.3 million in cash and obtaining mortgage financing of $4.1 million.

  In July 1998, the Company purchased Valley Rim, a 54,194 sq. ft. office building in San Diego, California, for $5.1 million, paying $1.4 million in cash and obtaining mortgage financing of $3.7 million.

  Also in July 1998, the Company purchased the Limestone Canyon land, a 27 acre parcel of unimproved land in Austin, Texas, for $1.8 million in cash. In conjunction with the purchase, the Company obtained a financing commitment of $13.0 million for the construction of a 260 unit apartment on the site. Construction commenced in August 1998 and is expected to be completed in the fourth quarter of 1999.

  In 1997, Montgomery Ward ("Ward"), a tenant at the Northtown Mall, a 354,174 sq. ft. shopping center in Dallas, Texas, filed for bankruptcy protection. In an attempt to keep the Ward's lease from being sold, Northtown Mall was placed in administrative bankruptcy. Ward's Northtown Mall lease, as well as other Ward leases, were, however, sold for the benefit of the Ward bankruptcy estate. In September 1998, the Company bought back the lease concurrent with the $15.6 million sale of Northtown Mall. The Company received net cash of $12.1 million after paying off $2.5 million in mortgage debt, $900,000 for the Ward lease and the payment of various closing costs. A gain of $3.4 million was recognized on the sale.

  Also in September 1998, the Company sold Chesapeake Ridge, a 100,484 sq. ft. office building in San Diego, California, for $13.2 million, receiving net cash of $7.6 million after paying off $5.3 million of mortgage debt and the payment of various closing costs. A gain of $5.9 million was recognized on the sale.

  In October 1998, the Company sold Denton Drive, a 123,800 sq. ft. industrial warehouse in Dallas, Texas, for $1.2 million, receiving net cash of $845,000 after paying off $309,000 in mortgage debt and the payment of various closing costs. A gain of $219,000 was recognized on the sale.

  Also in October 1998, the Company purchased the 208 unit Cliffs of Eldorado Apartments in McKinney, Texas, for $12.8 million, paying $1.6 million in cash, assuming the existing mortgage of $10.6 million and issuing 5,829 shares of Series A Cumulative Convertible Preferred Stock with a total liquidation value of $583,000.

  Further in October 1998, the Company sold approximately 19 acres of foreclosed land held for sale in Greensboro, North Carolina, for $375,000 in cash, receiving net cash of $356,000 after the payment of various closing costs. A gain of $350,000 was recognized on the sale.

  In December 1998, the Company purchased the assets of the Neighborhood Inns of Chicago, consisting of three hotels in Chicago, Illinois, the Belmont with 45 rooms, the Brompton with 52 rooms and the Surf with 55 rooms, for $11.6 million. The Company paid $2.3 million in cash and obtained mortgage financing secured by all three properties of $9.2 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Also in December 1998, the Company purchased the 80 unit Southgreen Apartments in Bakersfield, California, for $3.6 million, paying $1.1 million in cash and obtaining mortgage financing of $2.5 million.

  In 1997, the Company purchased three commercial properties for a total of $12.6 million, ten apartments with a total of 1,757 units, for a total of $42.1 million, an industrial warehouse for $4.7 million and a parcel of unimproved land for $11.0 million. In connection with the purchases, the Company either assumed existing mortgage debt or obtained new mortgage debt totaling $49.5 million with the remainder of the purchase prices paid in cash. Also in 1997, the Company sold three commercial properties for $27.1 million, a parcel of land for $2.7 million, and a foreclosed single family residence for $778,000. The Company received net cash of $27.8 million from the sales after paying off $2.0 million in mortgage debt. In conjunction with such sales, gains totaling $21.4 million were recognized.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES

  Activity in the allowance for estimated losses on notes and interest receivable was as follows:

                                                             1998  1997   1996
                                                             ----  ----  ------
     Balance January 1,..................................... $891  $926  $1,049
      Amounts charged off...................................   (5)  (35)   (123)
                                                             ----  ----  ------
     Balance December 31,................................... $886  $891  $  926
                                                             ====  ====  ======

NOTE 5. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

  Investments in equity method real estate entities consist of the following:

                                                                  1998    1997
                                                                 ------  ------
     Income Opportunity Realty Investors, Inc. ("IORI")......... $  466  $  853
     Tri-City Limited Partnership ("Tri-City")..................  3,624   4,146
     Nakash Income Associates ("NIA")...........................   (717)   (770)
     Other......................................................     85     104
                                                                 ------  ------
                                                                 $3,458  $4,333
                                                                 ======  ======

  The Company owns an approximate 22.7% interest in IORI, a publicly held Real Estate Investment Trust ("REIT"), having a market value of $2.3 million at December 31, 1998. At December 31, 1998, IORI had total assets of $88.7 million and owned four apartments in Texas and ten office buildings (six in California, one in Florida, two in Texas and one in Virginia).

  The Company owns a non-controlling combined 63.7% general and limited partner interest in Tri-City which owns three commercial properties in Texas, consisting of two office buildings and a shopping center. In May 1998, Tri-City sold its' two apartments for $3.3 million in cash, receiving net cash of $1.4 million after paying off $1.9 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $701,000 of such net cash. Tri-City recognized a gain of $496,000 on the sale of which the Company's equity share was $316,000. The Tri-City partnership agreement requires the consent of both the Company and IORI (a 36.3% general partner) for any material changes in the operations of Tri-City's properties, including sales, refinancings and changes in property management.

  The Company owns a non-controlling 60% general partner interest and IORI owns a 40% general partner interest in NIA, which owns a wraparound mortgage note receivable. The NIA partnership agreement requires the consent of both the Company and IORI for any material changes in the operations of NIA.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Set forth below are summarized financial data for the entities accounted for using the equity method:

                                                            1998      1997
                                                          --------  --------
   Real estate, net of accumulated depreciation ($12,117
    in 1998 and $9,967 in 1997).......................... $ 93,165  $ 94,145
   Notes receivable......................................      902     2,912
   Other assets..........................................    5,296     7,272
   Notes payable.........................................  (65,115)  (68,155)
   Other liabilities.....................................   (5,113)   (4,455)
                                                          --------  --------
   Partners' capital..................................... $ 29,135  $ 31,719
                                                          ========  ========

                                                      1998     1997     1996
                                                     -------  -------  -------
   Rents and interest income........................ $18,062  $19,652  $12,319
   Depreciation.....................................  (2,703)  (2,139)  (1,685)
   Operating expenses...............................  (9,202)  (9,485)  (7,927)
   Interest expense.................................  (6,274)  (4,579)  (3,086)
                                                     -------  -------  -------
   Net income (loss)................................ $  (117) $ 3,449  $  (379)
                                                     =======  =======  =======

  The Company's equity share of the above net income (loss) for 1998, 1997 and 1996 was $343,000, $835,000 and $(2,000), respectively, before amortization of property acquisition costs discussed below. The Company's share of the above equity investee capital was $8.8 million in 1998 and $9.9 million in 1997.

  The excess of the Company's investment over its respective share of the equity in the underlying net assets of equity investees relates primarily to unamortized property acquisition costs of $77,000 in 1998, $113,000 in 1997 and $116,000 in 1996. These amounts are being amortized over the estimated useful lives of the properties.

NOTE 6. NOTES AND INTEREST PAYABLE

  Notes and interest payable consist of the following:

                                                  1998               1997
                                           ------------------ ------------------
                                           Estimated          Estimated
                                             Fair      Book     Fair      Book
                                             Value    Value     Value    Value
                                           --------- -------- --------- --------
   Notes payable.......................... $275,027  $280,592 $219,056  $220,437
                                           ========           ========
   Interest payable.......................              2,096              1,592
                                                     --------           --------
                                                     $282,688           $222,029
                                                     ========           ========

  Scheduled principal payments are due as follows:

   1999................................................................ $ 25,588
   2000................................................................   17,363
   2001................................................................   33,816
   2002................................................................   29,434
   2003................................................................   13,506
   Thereafter..........................................................  160,885
                                                                        --------
                                                                        $280,592
                                                                        ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Mortgage notes payable at December 31, 1998 bear interest at rates ranging from 6.5% to 10.56% per annum, and mature between 1999 and 2037. The mortgages are collateralized by deeds of trust on real estate having a net carrying value of $341.1 million.

  In 1998, the Company purchased 10 apartments with a total of 1,566 units, 6 office buildings, 3 hotels and 3 parcels of land for a total of $91.0 million. In conjunction with the purchases, the Company either assumed existing mortgage debt or obtained mortgage financing totaling $58.9 million. The mortgages bear interest at rates ranging from 7.2% to 9.5% per annum, require monthly payments of principal and interest, currently totaling $478,000, and mature from 2000 to 2037.

  In March 1998, the Company refinanced the mortgage debt secured by the Tricon Warehouses in Atlanta, Georgia in the amount of $10.2 million, receiving net cash of $5.4 million after paying off $4.8 million in mortgage debt, funding of escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.53% per annum, requires monthly payments of principal and interest of $75,576 and matures in April 2008.

  In May 1998, the Company obtained mortgage financing in the amount of $2.2 million secured by its unencumbered Lemmon Carlisle land in Dallas, Texas, receiving net cash of $2.1 million after the payment of various closing costs. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in May 2000.

  Also in May 1998, the Company refinanced the mortgage debt secured by the Plaza Tower Office Building in St. Petersburg, Florida in the amount of $7.4 million, receiving net cash of $2.6 million after paying off $4.8 million in mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 7.57% per annum, requires monthly payments of principal and interest of $55,023 and matures in June 2008.

  In July 1998, the Company refinanced the matured mortgage debt secured by the Villas at Countryside Apartments in Sterling, Virginia, in the amount of $5.4 million, receiving net cash of $400,000 after paying off $5.0 million in mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 6.85% per annum, requires monthly payments of principal and interest of $35,692 and matures in August 2005.

  In August 1998, the Company obtained second lien financing of $1.8 million secured by the Terrace Hills Apartments in El Paso, Texas, receiving net cash of $1.7 million after the payment of various closing costs. The mortgage bears interest at 7.275% per annum, requires monthly payments of principal and interest of $11,968 and matures in September 2009.

  In August 1998, in conjunction with the foreclosure of the collateral securing a wraparound mortgage note receivable, the Company refinanced the first lien mortgage in the amount of $2.0 million. The new mortgage bears interest at 7.51% per annum, requires monthly payments of principal and interest of $15,721 and matures in September 2008. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

  In October 1998, the Company refinanced the matured mortgage debt secured by the Bonita Plaza Office Building in Bonita, California in the amount of $5.2 million, receiving net cash of $1.2 million after paying off $4.0 million in mortgage debt, funding of required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.4% per annum, requires monthly payments of principal and interest of $37,722 and matures in November 2001.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In December 1998, the mortgage debt in the amount of $4.0 million secured by the Lexington Center Office Building in Colorado Springs, Colorado matured. In March 1999, the Company refinanced the matured mortgage debt. See NOTE 18. "SUBSEQUENT EVENTS."

  Also in December 1998, the mortgage debt in the amount of $1.2 million secured by the Texstar Warehouse in Arlington, Texas matured. In January 1999, the lender agreed to extend the mortgage's maturity date to March 1999, all other items remain unchanged. The Company expects to have a refinancing of the property completed prior to the March extended maturity date.

  In December 1998, the mortgage debt in the amount of $380,000 secured by the Sadler Square Shopping Center in Amelia Island, Florida matured. In March 1999, the lender agreed to extend the mortgage's maturity date to April 1999, all other terms remain unchanged. The Company expects to have a refinancing of the property completed prior to the April extended maturity date.

  In 1997, the Company obtained mortgage financing totaling $5.6 million secured by two unencumbered apartments and a unencumbered commercial property. The Company received net cash of $5.0 million after funding escrows and the payment of various closing costs. The mortgages bear interest ranging from 7.6% to 8.49% per annum and mature between July 2007 and October 2007. Also in 1997, the Company refinanced the mortgage debt secured by five commercial properties and three apartments, in the total amount of $45.3 million. The Company received net cash of $10.3 million after paying off $33.2 million in mortgage debt, funding escrows and the payment of various closing costs. The mortgages bear interest at rates ranging from 7.4% to 9.44% per annum and mature between January 2004 and March 2009.

NOTE 7. PREFERRED STOCK

  The Company's Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted, after November 1, 2003, into Common Stock of the Company at the daily average closing price of the Company's Common Stock for the prior five trading days. At December 31, 1998, 5,829 shares of Series A Preferred Stock were issued and outstanding.

NOTE 8. DIVIDENDS

  The Company has paid quarterly dividends since the fourth quarter of 1995. The Company paid dividends of $2.3 million ($.60 per share) in 1998, $1.1 million ($.28 per share) in 1997 and $1.1 million ($.28 per share) in 1996. In addition, the Company declared a special dividend of $1.00 per share in December 1997 that was paid in January 1998.

  The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997 and 1998 represented capital gains and 100% of the dividends paid in 1996 represented a return of capital.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 9. RENTS UNDER OPERATING LEASES

  The Company's operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2008. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 1998:

   1999................................................................ $ 25,865
   2000................................................................   22,183
   2001................................................................   17,885
   2002................................................................   13,016
   2003................................................................    9,067
   Thereafter..........................................................   13,039
                                                                        --------
                                                                        $101,055
                                                                        ========

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

  At the annual meeting of stockholders held on May 8, 1997, stockholders approved the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders but do require the approval of the Board of Directors.

  Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Board of Directors a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity and other investments. The Advisor is required to report quarterly to the Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments require prior approval by the Board of Directors unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Board of Directors. The Advisory Agreement also requires prior approval of the Board of Directors for the retention of all consultants and third party professionals, other than legal counsel.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan by the Company. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to or refinancing on the Company's properties. BCM also receives reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company.

  Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $664,000, $206,000 and $87,000 of the annual advisory fee for 1998, 1997 and 1996, respectively.

  Additionally, if management were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 11. "PROPERTY MANAGEMENT," the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to perform property management for the Company's properties and as discussed in NOTE 12.
"REAL ESTATE BROKERAGE," has engaged, on a non-exclusive basis, Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, to provide brokerage services for the Company.

NOTE 11. PROPERTY MANAGEMENT

  Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for property-level management services at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and
(3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 29 of the Company's commercial properties, its four hotels and the commercial properties owned by Tri-City, in which the Company and IORI are partners, to Carmel Realty, which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 12. REAL ESTATE BROKERAGE

  Carmel Realty provides brokerage services on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by the Company.

NOTE 13. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Fees and cost reimbursements to BCM and its affiliates:

                                                           1998   1997   1996
                                                          ------ ------ ------
   Fees
    Advisory............................................. $1,962 $1,807 $1,784
    Net income...........................................    558  1,022    --
    Property acquisition.................................  3,468  2,966    339
    Real estate brokerage................................    767    738    283
    Mortgage brokerage and equity refinancing............    341    517    136
   Property and construction management and leasing
    commissions*.........................................  2,753  2,262  1,879
                                                          ------ ------ ------
                                                          $9,849 $9,312 $4,421
                                                          ====== ====== ======
   Cost reimbursements................................... $1,121 $1,187 $1,047
                                                          ====== ====== ======

  --------
  *Net of property management fees paid to subcontractors, other than Carmel
     Realty.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 14. INCOME TAXES

  For the years 1998, 1997 and 1996, the Company has elected and qualified to be treated as a REIT, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Code, is distributed. See NOTE 8. "DIVIDENDS."

  The Company had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in 1998, 1997 and 1996; therefore, the Company recorded no provision for income taxes. The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1998, the Company's tax basis in its net assets exceeded their basis for financial statement purposes by $16.4 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1998, the Company had tax net operating loss carryforwards of $60.4 million expiring through the year 2011.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

  Litigation settlement. In October 1996, the Company received $1.5 million from the defendants in a lawsuit brought by the Company against the former owners of an office building in New Jersey and their agents. The Company made a loan secured by the building in 1987 and filed a foreclosure action which was subsequently amended in 1990, to include claims of negligent misrepresentation against the borrowers, their legal counsel, architect and engineers.

NOTE 16. OPERATING SEGMENTS

  Significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of the operating segments and allocates resources to them based on net operating income, and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $4.8 million of administrative expenses. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

  The Company has not disclosed prior years' operating segment data on a comparative basis, because management found it impractical to obtain the necessary data.

  The table below presents information about the reported operating income of the Company for 1998. Asset information by operating segment is also presented below.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Property sales:


                                        Commercial
                                        Properties Apartments Hotels   Total
                                        ---------- ---------- ------- --------
   Operating revenue...................  $ 31,282   $ 35,400  $ 3,147 $ 69,829
   Operating expenses..................    14,291     21,987    2,004   38,282
                                         --------   --------  ------- --------
   Net operating income................    16,991     13,413    1,143   31,547
   Depreciation and amortization.......     6,268      4,115      308   10,691
   Interest on debt....................    11,753     10,415      629   22,797
   Capital expenditures................     5,287      4,130      178    9,595
   Segment assets at December 31,
    1998...............................   173,936    156,933   17,876  348,745
                                                   Commercial
                                           Land    Properties
                                        ---------- ----------
   Sales price.........................  $    375   $ 33,665
   Cost of sales.......................        25     24,234
   Gain on sales.......................       350      9,431


NOTE 17. QUARTERLY RESULTS OF OPERATIONS

  The following is a tabulation of the Company's quarterly results of operations for the years 1998 and 1997 (unaudited):

                                               Three Months Ended
                                  ---------------------------------------------
                                             June
                                  March 31,   30,    September 30, December 31,
                                  --------- -------  ------------- ------------
   1998
   Income.......................   $16,272  $17,514     $18,221      $18,629
   Expenses.....................    17,460   18,264      20,605       20,273
                                   -------  -------     -------      -------
   (Loss) from operations.......    (1,188)    (750)     (2,384)      (1,644)
   Equity in income (loss) of
    investees...................       (18)     450         (90)         (54)
   Gain of sale of real estate..       --     2,132       9,883          569
                                   -------  -------     -------      -------
   Net income (loss) applicable
    to common shares............    (1,206)   1,832       7,409       (1,129)
   Preferred dividend required..       --       --          --           (1)
                                   -------  -------     -------      -------
                                   $(1,206) $ 1,832     $ 7,409      $(1,130)
                                   =======  =======     =======      =======
   Earnings Per Share
   Net income (loss) applicable
    to common shares............   $  (.31) $   .47     $  1.91      $  (.29)
                                   =======  =======     =======      =======

  In the second quarter of 1998, a gain previously deferred on the sale of real estate under the cost recovery method, of $2.1 million was recognized on the collection of the mortgage note receivable. In the third quarter of 1998, a gain of $671,000 was recognized on the collection of a mortgage note receivable written off as uncollectible in a prior year. Also in the third quarter of 1998, a gain on sale of real estate of $5.9 million was recognized on the sale of Chesapeake Ridge Office Building and a gain of $3.4 million was recognized on the sale of Northtown Mall Shopping Center. In the fourth quarter of 1998 a gain on sale of real estate of $219,000 was recognized on the sale of Denton Drive Warehouse and a gain of $350,000 was recognized on the sale of an 19 acre parcel of land.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                               Three Months Ended
                                  ---------------------------------------------
                                             June
                                  March 31,   30,    September 30, December 31,
                                  --------- -------  ------------- ------------
   1997
   Income.......................   $12,523  $13,674     $14,291      $15,473
   Expenses.....................    14,437   15,175      16,279       19,687
                                   -------  -------     -------      -------
   (Loss) from operations.......    (1,914)  (1,501)     (1,988)      (4,214)
   Equity in income (loss) of
    investees...................       348      429         (97)         132
   Gain of sale of real estate..     1,400       55         --        19,949
                                   -------  -------     -------      -------
   Net income (loss)............   $  (166) $(1,017)    $(2,085)     $15,867
                                   =======  =======     =======      =======
   Earnings Per Share
   Net income (loss)............   $  (.04) $  (.26)    $  (.53)     $  4.05
                                   =======  =======     =======      =======

  In the first quarter of 1997, a gain on sale of real estate of $1.4 million was recognized on the sale of a .9976 acre parcel of land. In the second quarter of 1997, a gain on sale of real estate of $55,000 was recognized on the sale of a foreclosed single family residence. In the fourth quarter of 1997, a gain on sale of real estate of $19.4 million was recognized on the sale of the Republic Towers Office Building and a gain of $554,000 was recognized on the sale of the President's Square Shopping Center. A provision for loss of $1.3 million was recorded in the fourth quarter of 1997 to writedown the Shaws Plaza Shopping Center to its agreed sales price less estimated selling costs.

NOTE 18. SUBSEQUENT EVENTS

  In February 1999, the Company sold the 368 unit Mariner's Point Apartments in St. Petersburg, Florida, for $6.7 million, receiving net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs. A gain will be recognized on the sale.

  In March 1999, the Company purchased the 264 unit Vista Hills Apartments in El Paso, Texas, for $5.2 million, paying $1.6 million in cash and obtaining mortgage financing of $3.6 million. The mortgage bears interest at a variable rate, currently 7.625% per annum, requires monthly payments of principal and interest of $26,897 and matures in April 2004.

  Also in March 1999, the Company purchased the Dominion land a 14.39 acre parcel of land in Dallas, Texas, for $3.6 million, paying $1.2 million in cash and obtaining mortgage financing of $2.4 million. The mortgage bears interest at 15% per annum, requires quarterly payment of interest only and matures in March 2000.

  Further in March 1999, the Company refinanced the matured mortgage debt secured by the Lexington Center in Colorado Springs, Colorado in the amount of $4.3 million, receiving net cash of $136,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.75% per annum requires monthly payments of principal and interest of $32,479 and matures in April 2004.

                                                                    SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                            Cost
                                                        Capitalized
                                                         Subsequent              Gross Amounts of Which
                                   Initial Cost        to Acquisition            Carried at End of Year
                                ------------------- --------------------       ---------------------------
                                       Buildings &                                    Buildings &    (1)   Accumulated
Property/Location  Encumbrances  Land  Improvements Improvements  Other         Land  Improvements  Total  Depreciation
-----------------  ------------ ------ ------------ ------------ -------       ------ ------------ ------- ------------
                                                                        (dollars in thousands)
Held for
Investment
Apartments
4400, Midland,
TX .............     $ 1,340    $  349   $ 1,396       $   --    $   --        $  349   $ 1,396    $ 1,745    $   23
Arbor Point,
Odessa, TX .....       1,101       321     1,285          526        --           321     1,811      2,132       244
Ashton Way,
Midland, TX.....       1,340       384     1,536           25        --           384     1,561      1,945        28
Bent Tree,
Addison, TX.....       6,321     1,702     6,808           85        --         1,702     6,893      8,595       181
Carseka, Los
Angeles, CA.....       1,509       460     1,840           75        --           460     1,915      2,375       123
Cliffs of
Eldorado,
McKinney, TX....      10,631     2,647    10,589          --         --         2,647    10,589     13,236        66
Country Bend,
Fort Worth, TX..       2,527       710     2,842           81        --           710     2,923      3,633       104
Coventry,
Midland, TX.....         450       236       369          184        --           236       553        789        81
Crescent Place,
Houston, TX.....       1,740       494     1,978          123        --           494     2,101      2,595       126
Fairpark, Los
Angeles, CA.....       1,509       425     1,701          --         --           425     1,701      2,126        46
Fountains of
Waterford,
Midland, TX.....       1,055       311     1,243          495        --           311     1,738      2,049        38
Fountain
Village, Tucson,
AZ..............       7,844     1,518     8,352        2,035     (2,375)(/2/)  1,162     8,368      9,530     3,734
Gladstell
Forest, Conroe,
TX..............       2,548       504     2,015          163        --           504     2,178      2,682       223
Harper's Ferry,
Lafayette, LA...       1,797       349     1,398          173        --           349     1,571      1,920       353
Heritage, Tulsa,
OK..............       1,991       148       839           83       (300)(/3/)     88       682        770       124
Hunters Glen,
Midland, TX.....       1,895       519     2,075          272        --           519     2,347      2,866        66
Limestone
Canyon, Austin,
TX..............       1,604     1,998       --           --       1,895 (/4/)  1,998     1,895      3,893       --
Mariners Pointe,
St. Petersburg,
FL..............       3,859       716     4,059          880        --           716     4,939      5,655     1,092
Mountain Plaza,
El Paso, TX.....       2,931       837     3,347           80        --           837     3,427      4,264        89
Sandstone, Mesa,
AZ..............       5,801     1,656     6,625           82        --         1,656     6,707      8,363       217
Shadow Run,
Pinellas Park,
FL..............       7,029     1,503     8,229          212        --         1,503     8,441      9,944     3,287
South Cochran,
Los Angeles,
CA..............       1,931       540     2,162           15        --           540     2,177      2,717       412
Southgate,
Odessa, TX......       1,021       335     1,338          318        --           335     1,656      1,991       178
Southgreen,
Bakersfield,
CA..............       2,500       755     3,021          --         --           755     3,021      3,776         7
Spa Cove,
Annapolis, MD...      12,001     2,254    10,297        3,961        682 (/4/)  2,337    14,857     17,194     4,673
Summerfield,
Orlando, FL.....       4,678     1,175     4,698          136        --         1,175     4,834      6,009       563
                                           Life on
                                            Which
                                         Depreciation
                                          in Latest
                                          Statement
                     Date of      Date   of Operation
Property/Location  Construction Acquired is Computed
-----------------  ------------ -------- ------------
Held for
Investment
Apartments
4400, Midland,
TX .............       1981     04/30/98    40 years
Arbor Point,
Odessa, TX .....       1975     08/30/96  5-40 years
Ashton Way,
Midland, TX.....       1978     04/30/98  5-40 years
Bent Tree,
Addison, TX.....       1979     01/28/98  5-40 years
Carseka, Los
Angeles, CA.....       1971     11/19/96  5-40 years
Cliffs of
Eldorado,
McKinney, TX....       1997     10/20/98    40 years
Country Bend,
Fort Worth, TX..       1981     09/25/97  5-40 years
Coventry,
Midland, TX.....       1977     08/30/96  5-40 years
Crescent Place,
Houston, TX.....       1984     03/28/97  5-40 years
Fairpark, Los
Angeles, CA.....       1991     12/22/97    40 years
Fountains of
Waterford,
Midland, TX.....       1977     05/21/98  5-40 years
Fountain
Village, Tucson,
AZ..............       1973     01/10/86  5-40 years
Gladstell
Forest, Conroe,
TX..............       1985     06/30/95  5-40 years
Harper's Ferry,
Lafayette, LA...       1972     02/25/92  5-40 years
Heritage, Tulsa,
OK..............       1966     05/14/90  5-40 years
Hunters Glen,
Midland, TX.....       1982     01/16/98  5-40 years
Limestone
Canyon, Austin,
TX..............       1997     07/10/98           -
Mariners Pointe,
St. Petersburg,
FL..............       1972     06/28/91  5-40 years
Mountain Plaza,
El Paso, TX.....       1972     01/14/98  5-40 years
Sandstone, Mesa,
AZ..............       1986     10/01/97  5-40 years
Shadow Run,
Pinellas Park,
FL..............       1985     04/10/95  5-40 years
South Cochran,
Los Angeles,
CA..............       1928     05/29/91  5-40 years
Southgate,
Odessa, TX......       1976     08/30/96  5-40 years
Southgreen,
Bakersfield,
CA..............       1985     12/23/98    40 years
Spa Cove,
Annapolis, MD...       1965     02/27/87  5-40 years
Summerfield,
Orlando, FL.....       1971     11/02/94  5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                           Cost
                                                        Capitalized
                                                        Subsequent              Gross Amounts of Which
                                   Initial Cost       to Acquisition            Carried at End of Year
                                ------------------- -------------------       ---------------------------
                                       Buildings &                                   Buildings &    (1)   Accumulated
Property/Location  Encumbrances  Land  Improvements Improvements Other         Land  Improvements  Total  Depreciation
-----------------  ------------ ------ ------------ ------------ ------       ------ ------------ ------- ------------
                                                                        (dollars in thousands)
Held for
Investment--
Continued
Apartments--
Continued
Summerstone,
Houston, TX.....      $4,887    $1,155    $4,618       $  210    $  --        $1,155   $ 4,828    $ 5,983    $  616
                                           Life on
                                            Which
                                         Depreciation
                                          in Latest
                                          Statement
                     Date of      Date   of Operation
Property/Location  Construction Acquired is Computed
-----------------  ------------ -------- ------------
Held for
Investment--
Continued
Apartments--
Continued
Summerstone,
Houston, TX.....       1984     12/17/93  5-40 years
Sunchase,
Odessa, TX......       2,111       742     2,967          449       --           742     3,416      4,158       149
Terrace Hills,
El Paso, TX.....       6,429     1,286     5,145          167       --         1,310     5,288      6,598       249
Timbers, Tyler,
TX..............       1,775       497     1,988          --        --           497     1,988      2,485        54
Treehouse,
Irving, TX......       2,732       716     2,865          260       --           716     3,125      3,841       172
Villas at
Countryside,
Sterling, VA....       5,428     1,323     5,290           30       --         1,323     5,320      6,643       229
Villa Piedra,
Los Angeles,
CA..............       3,481       979     3,915          --        --           979     3,915      4,894       106
Westgate of
Laurel, Laurel,
MD..............       7,599       849     9,391          202       --           849     9,593     10,442     3,801
Westwood,
Odessa, TX......         333        85       341          108       --            85       449        534        57
Woodland Hills,
San Antonio,
TX..............       1,149       228       913          --        --           228       913      1,141       148
Woods Edge,
Rockville, MD...       6,104     1,015     7,812          157       --         1,015     7,969      8,984     3,504
Woodview,
Odessa, TX......       2,606       716     2,864           67                    716     2,931      3,647        49
Sunchase,
Odessa, TX......       1981     10/08/97  5-40 years
Terrace Hills,
El Paso, TX.....       1985     03/05/97  5-40 years
Timbers, Tyler,
TX..............       1973     12/30/97    40 years
Treehouse,
Irving, TX......       1974     05/01/97  5-40 years
Villas at
Countryside,
Sterling, VA....       1985     05/15/97  5-40 years
Villa Piedra,
Los Angeles,
CA..............       1991     12/22/97    40 years
Westgate of
Laurel, Laurel,
MD..............       1969     01/01/95  5-40 years
Westwood,
Odessa, TX......       1977     08/30/96  5-40 years
Woodland Hills,
San Antonio,
TX..............       1972     05/01/92    40 years
Woods Edge,
Rockville, MD...       1965     01/01/95  5-40 years
Woodview,
Odessa, TX......       1974     05/01/98  5-40 years

Office Buildings
74 New
Montgomery,
San Francisco,
CA..............       6,219     2,277     9,105        4,107      (336)(/2/)  2,210    12,943     15,153     4,849
Atrium, Palm
Beach, FL.......       4,078     1,147     4,590          --                   1,147     4,590      5,737        67
Bonita Plaza,
Bonita, CA......       5,143     1,168     4,670          448       --         1,168     5,118      6,286       187
Corporate
Pointe,
Chantilly, VA...       3,973       830     3,321          411       --           830     3,732      4,562       609
Daley Plaza, San
Diego, CA.......       3,443       973     3,889          110                    973     3,999      4,972        80
Forum, Richmond,
VA..............       5,439     1,360     5,439          833       --         1,360     6,272      7,632     1,320
Hartford,
Dallas, TX......       2,214       630     2,520          501       --           630     3,021      3,651       432
Institute Place
Lofts, Chicago,
IL..............       6,058       665     7,057          393       --           665     7,450      8,115     3,574
Lexington
Center, Colorado
Springs, CO.....       4,000     1,103     4,413          367       --         1,103     4,780      5,883       148
One
Steeplechase,
Sterling, VA....       8,146     1,380     5,520        2,807        72 (/4/)  1,380     8,399      9,779     2,299
Plaza Towers,
St. Petersburg,
FL..............       7,354     1,760    12,617        6,762    (4,379)(/2/)  1,241    15,519     16,760     8,851
Savings of
America,
Houston, TX.....       1,260       338     1,353          341       --           338     1,694      2,032       111
Town & Country,
Houston, TX.....         --        108       432          508       --           108       940      1,048       456
Office Buildings
74 New
Montgomery,
San Francisco,
CA..............       1914     09/21/90  1-40 years
Atrium, Palm
Beach, FL.......       1985     06/26/98    40 years
Bonita Plaza,
Bonita, CA......       1991     09/16/97  5-40 years
Corporate
Pointe,
Chantilly, VA...       1992     10/28/94  5-40 years
Daley Plaza, San
Diego, CA.......       1981     05/29/98  5-40 years
Forum, Richmond,
VA..............       1987     10/30/92  2-40 years
Hartford,
Dallas, TX......       1980     11/10/94  2-40 years
Institute Place
Lofts, Chicago,
IL..............       1910     01/01/93  2-40 years
Lexington
Center, Colorado
Springs, CO.....       1986     12/30/97  3-40 years
One
Steeplechase,
Sterling, VA....       1987     12/22/92  5-40 years
Plaza Towers,
St. Petersburg,
FL..............       1979     11/14/85  1-40 years
Savings of
America,
Houston, TX.....       1979     03/31/97  3-40 years
Town & Country,
Houston, TX.....       1982     05/01/92  3-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                           Cost
                                                       Capitalized
                                                        Subsequent             Gross Amounts of Which
                                   Initial Cost       to Acquisition           Carried at End of Year
                                ------------------- ------------------       ---------------------------
                                       Buildings &                                  Buildings &    (1)   Accumulated    Date of
Property/Location  Encumbrances  Land  Improvements Improvements Other        Land  Improvements  Total  Depreciation Construction
-----------------  ------------ ------ ------------ ------------ -----       ------ ------------ ------- ------------ ------------
                                                                       (dollars in thousands)
Held for
Investment--
Continued
Office
Buildings--
Continued
Valley Rim, San
Diego, CA.......     $ 3,662    $1,078   $ 4,311           13    $ --        $1,078   $ 4,324    $ 5,402    $   56        1988
Venture Center,
Atlanta, GA.....       1,117       411     2,746          228      --           411     2,974      3,385       770        1981
Viewridge, San
Diego, CA.......       1,318       393     1,572          --       --           393     1,572      1,965        26        1979
Waterstreet,
Boulder, CO.....       7,932     2,605    10,420          951      --         2,605    11,371     13,976     2,705        1988
Industrial
Warehouses
Corporate
Center, Ashburn,
VA..............       6,914     1,259     5,038        1,136      --         1,259     6,174      7,433     1,123        1989
Encon, Fort
Worth, TX.......       3,500       984     3,935          --       --           984     3,935      4,919       123        1958
Parke Long,
Chantilly, VA...       7,622     1,838     7,361        1,117      --         1,838     8,478     10,316     1,215        1989
Technology
Trading,
Sterling, VA....       4,044     1,199     4,796          857      --         1,199     5,653      6,852       725        1987
Texstar,
Arlington, TX...       1,150       333     1,331          159      --           333     1,490      1,823       202        1967
Tricon, Atlanta,
GA..............      10,114     2,761     6,442        1,602      --         2,761     8,044     10,805     1,636        1971-
                                                                                                                          1975
Shopping Centers
Dunes Plaza,
Michigan City,
IN..............       3,404     1,230     5,430        1,560     (482)(/5/)  1,071     6,667      7,738     1,475        1978
K-Mart, Cary,
NC..............       1,940     1,358     1,157          162      --         1,358     1,319      2,677       --         1981
Parkway Center,
Dallas, TX......       1,775       273     1,876          405      --           273     2,281      2,554       788        1979
Parkway North,
Dallas, TX......       3,900     1,173     4,692          182      --         1,173     4,874      6,047       135        1980
Plaza on Bachman
Creek, Dallas,
TX..............       2,327       734     2,935          255      --           734     3,190      3,924        76        1986
Sadler Square,
Amelia Island,
FL..............       2,368       679     2,715           77      --           679     2,792      3,471       433        1987
Sheboygan,
Sheboygan, WI...         781       242     1,371           17      --           242     1,388      1,630       224        1977
Hotels
Belmont,
Chicago, IL.....       3,568       950     3,847          --       --           950     3,847      4,797         9        1995
Brompton,
Chicago, IL.....       2,139       572     2,365           14      --           572     2,379      2,951         6        1995
Majestic Inn,
San Francisco,
CA..............       5,627     1,139     4,555          972      --         1,139     5,527      6,666     1,310        1902
Surf, Chicago,
IL..............       3,544       945     3,851          --       --           945     3,851      4,796         9        1995
Land
Eagle Crest,
Farmers Branch,
TX..............         --      2,500       --           134      --         2,634       --       2,634       --          --
                              Life on
                               Which
                            Depreciation
                             in Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Held for
Investment--
Continued
Office
Buildings--
Continued
Valley Rim, San
Diego, CA.......   07/08/98  3-40 years
Venture Center,
Atlanta, GA.....   07/04/89  1-40 years
Viewridge, San
Diego, CA.......   05/29/98    40 years
Waterstreet,
Boulder, CO.....   09/30/91  2-40 years
Industrial
Warehouses
Corporate
Center, Ashburn,
VA..............   04/28/94  3-40 years
Encon, Fort
Worth, TX.......   10/01/97    40 years
Parke Long,
Chantilly, VA...   06/16/94  3-40 years
Technology
Trading,
Sterling, VA....   12/21/93  3-40 years
Texstar,
Arlington, TX...   12/16/93  5-40 years
Tricon, Atlanta,
GA..............   02/11/93  2-40 years
Shopping Centers
Dunes Plaza,
Michigan City,
IN..............   03/17/92  5-40 years
K-Mart, Cary,
NC..............   08/05/98         --
Parkway Center,
Dallas, TX......   11/01/91  1-40 years
Parkway North,
Dallas, TX......   02/18/98  2-40 years
Plaza on Bachman
Creek, Dallas,
TX..............   03/31/98  5-40 years
Sadler Square,
Amelia Island,
FL..............   11/22/93  3-40 years
Sheboygan,
Sheboygan, WI...   05/21/92    40 years
Hotels
Belmont,
Chicago, IL.....   12/02/98  5-40 years
Brompton,
Chicago, IL.....   12/02/98  5-40 years
Majestic Inn,
San Francisco,
CA..............   12/31/90  2-40 years
Surf, Chicago,
IL..............   12/02/98  5-40 years
Land
Eagle Crest,
Farmers Branch,
TX..............   05/15/98         --

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                             Cost
                                                         Capitalized
                                                          Subsequent               Gross Amounts of Which
                                    Initial Cost        to Acquisition             Carried at End of Year
                                -------------------- --------------------       -----------------------------
                                        Buildings &                                     Buildings &    (1)    Accumulated
Property/Location  Encumbrances  Land   Improvements Improvements  Other         Land   Improvements  Total   Depreciation
-----------------  ------------ ------- ------------ ------------ -------       ------- ------------ -------- ------------
                                                                          (dollars in thousands)
Held for
Investment--
Continued
Land--Continued
Las Colinas, Las
Colinas, TX.....     $    --    $   995   $    --      $     5    $   --        $   995   $      5   $  1,000   $   --
Laws, Dallas,
TX..............          --      2,047        --          --         --          2,047        --       2,047       --
Lemon Carlisle,
Dallas, TX......        2,141     3,576        --           30        --          3,606        --       3,606       --
West End,
Dallas, TX......        8,716    11,405        --           57        --         11,405         57     11,462       --
                     --------   -------   --------     -------    -------       -------   --------   --------   -------
Investment
Properties......      280,517    88,855    285,823      39,175     (5,223)       87,965    320,665    408,630    61,241
                     --------   -------   --------     -------    -------       -------   --------   --------   -------
                                           Life on
                                            Which
                                         Depreciation
                                          in Latest
                                          Statement
                     Date of      Date   of Operation
Property/Location  Construction Acquired is Computed
-----------------  ------------ -------- ------------
Held for
Investment--
Continued
Land--Continued
Las Colinas, Las
Colinas, TX.....       --       01/25/96       --
Laws, Dallas,
TX..............       --       01/15/98       --
Lemon Carlisle,
Dallas, TX......       --       02/09/98       --
West End,
Dallas, TX......       --       08/05/97    5 year
Investment
Properties......


Properties Held
for Sale
Land
Fiesta, San
Angelo, TX......          --         44        --          --         --             44        --          44       --
Fruitland,
Fruitland Park,
FL..............          --        253        --          --        (100)(/6/)     153        --         153       --
Moss Creek,
Greensboro, NC..          --         85        --          --         --             85        --          85       --
Republic
Parking, Dallas,
TX..............          --      1,074        --          --         --          1,074        --       1,074       --
                     --------   -------   --------     -------    -------       -------   --------   --------   -------
Properties held
for sale........          --      1,456        --          --        (100)        1,356        --       1,356       --
                     --------   -------   --------     -------    -------       -------   --------   --------   -------
                     $280,517   $90,311   $285,823     $39,175    $(5,323)      $89,321   $320,665   $409,986   $61,241
                     ========   =======   ========     =======    =======       =======   ========   ========   =======
Properties Held
for Sale
Land
Fiesta, San
Angelo, TX......       --       12/31/91       --
Fruitland,
Fruitland Park,
FL..............       --       05/01/92       --
Moss Creek,
Greensboro, NC..       --       12/31/96       --
Republic
Parking, Dallas,
TX..............       --       11/27/92       --
Properties held
for sale........

----
(1) The aggregate cost for federal income tax purposes is $412.6 million.
(2) Writedown of property to estimated net realizable value.
(3) Escrow deposits deducted from the basis of the property.
(4) Construction period interest and taxes.
(5) Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6) Cash received for easement deducted from the basis of the property.

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................ $331,668  $270,395  $269,896
 Additions
  Purchases and improvements.....................  101,510    79,483    11,097
  Foreclosures...................................    2,514       --        691
 Deductions
  Sale of real estate............................  (25,706)  (15,860)   (7,121)
  Sale of foreclosed properties..................      --       (691)   (2,589)
  Writedown due to permanent impairment of
   property......................................      --     (1,337)   (1,579)
  Other..........................................      --       (322)      --
                                                  --------  --------  --------
Balance at December 31,.......................... $409,986  $331,668  $270,395
                                                  ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1,............................ $ 56,837  $ 50,386  $ 44,172
 Additions
  Depreciation...................................   10,691     9,578     8,461
 Deductions
  Sale of real estate............................   (6,287)     (387)   (1,718)
  Sale of foreclosed properties..................      --     (2,740)     (529)
                                                  --------  --------  --------
Balance at December 31,.......................... $ 61,241  $ 56,837  $ 50,386
                                                  ========  ========  ========

                                                                     SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                       Principal Amount of
                                   Final                                                  Carrying       Loans Subject to
                    Interest     Maturity                           Prior  Face Amount     Amounts     Delinquent Principal
   Description        Rate         Date      Periodic Payment Terms Liens  of Mortgage of Mortgage (1)     or Interest
-----------------  ----------- ------------- ---------------------- ------ ----------- --------------- --------------------
                                                                             (dollars in thousands)
FIRST MORTGAGE
 LOANS

MILWAUKEE LAND...    Varies        01/91      Note receivable       $ --     $  200         $  60              $60(/2/)
 Secured by                                   bearing interest at
 34,847 sq. ft.                               prime plus 1%.
 of land in                                   Monthly interest
 Milwaukee, WI.                               only payments due
                                              until maturity, at
                                              which time all
                                              principal and
                                              unpaid interest was
                                              due.

MOSS CREEK LOTS..  9.0%-12.0%     06/2000     5 notes outstanding      --       140            84               29
 Secured by                                   at 12/31/98.
 residential lots                             Monthly payments of
 in Greensboro,                               principal and
 NC.                                          interest ranging
                                              from $118 to $339.

Chateau Charles..  3.85%-10.0% 07/99-02/2016  First and second         --     4,550           356              356
 Secured by a                                 lien notes bearing
 hotel in Lake                                interest at 3.85%
 Charles, LA                                  to 10%. Monthly
                                              principal and
                                              interest. Payments
                                              of $21,658 due
                                              monthly.

JUNIOR MORTGAGE
 LOANS

HAMPTON..........    Varies      On Demand    Note bearing             --       400            92               92(/2/)
 Secured by two                               interest at prime
 office buildings                             plus 1%. Monthly
 in Milwaukee, WI                             payments of
                                              interest only
                                              required. Principal
                                              is due upon demand.

LINCOLN COURT
 APARTMENTS......    Varies       06/2004     Two notes bearing      1,326    1,369         1,369              --
 Secured by                                   interest at prime
 apartment                                    plus 1%. Interest
 building in                                  only payments due
 Dallas, TX.                                  monthly until
                                              maturity, at which
                                              time all principal
                                              and unpaid interest
                                              are due.
                                                                    ------   ------         -----              ---
                                                                     1,326    6,659         1,961              537

SECURED BY OTHER
 THAN REAL ESTATE

CRIVELLO #2......    Varies      On Demand    Note bearing             --       879           193              193(/2/)
 Secured by a                                 interest at prime.
 mortgage note                                Monthly payment of
 secured by real                              interest only.
 property in
 Milwaukee, WI.

DOUBLE FEATURE
 VIDEO...........    Varies        07/98      Three notes              --       645           181              181(/2/)
 Secured by a                                 outstanding.
 general business                             Quarterly payments
 security                                     due based on gross
 agreement.                                   sales. Unpaid
                                              accruals compounded
                                              to principal.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                         Principal Amount of
                            Final                                                            Carrying      Loans Subject to
                  Interest Maturity                                    Prior  Face Amount    Amounts     Delinquent Principal
  Description       Rate     Date   Periodic Payment Terms             Liens  of Mortgage of Mortgage(1)     or Interest
----------------  -------- -------- ---------------------------------- ------ ----------- -------------- --------------------
                                                                                (dollars in thousands)
SECURED BY OTHER
 THAN REAL
 ESTATE--
 Continued

HOPPER, Secured
 by a general
 business
 security
 agreements.....   12.5%    11/95   Principal and interest payments of $  --    $   44        $   44             $ 44(/2/)
                                    $480 due monthly.
                                                                       ------   ------        ------             ----
Total...........                                                       $1,326   $8,227         2,379             $955
                                                                       ======   ======                           ====
Interest........                                                                                   3
Unamortized
 discount.......                                                                                  (3)
                                                                                              ------
Allowance for
 estimated
 losses.........                                                                                (886)
                                                                                              ------
                                                                                              $1,493
                                                                                              ======

-------
(1) The aggregate cost for federal income tax purposes is $2.2 million.
(2) An allowance for loss has been provided to reduce the carrying value of this loan to the Company's estimate of fair value of the underlying collateral minus estimated selling expenses.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                     (dollars in thousands)
Balance at January 1,............................... $ 4,838  $ 9,485  $11,166
 Additions
  New mortgage loans................................     149      --       --
 Deductions
  Collections of principal..........................     (94)  (5,025)    (885)
  Foreclosed properties and deeds-in-lieu of
   foreclosure......................................  (2,514)     --      (683)
  Write off of uncollectible mortgage loan..........     --       --       (63)
  Write off of principal due to discount for early
   payoff...........................................     --      (135)     (50)
  Write off of unamortized discount for early
   payoff...........................................     --       513      --
                                                     -------  -------  -------
Balance at December 31,............................. $ 2,379  $ 4,838  $ 9,485
                                                     =======  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                               ----------------

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

  The Directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of the Advisor or an officer of the Company. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of the Advisor, although the Company may have certain business or professional relationships with such Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

  TED P. STOKELY: Age 65, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

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

  RICHARD W. DOUGLAS: Age 51, Director (Independent) (since January 1998).

    Executive Vice President of The Staubach Company (since February 1999); President (1991 to 1999) of Dallas Chamber of Commerce; President (1988 to
  1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; Trustee (since January 1998) of CMET; and Director (since January 1998) of IORI.

  LARRY E. HARLEY: Age 58, Director (Independent) (since January 1998).

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

  R. DOUGLAS LEONHARD: Age 62, Director (Independent) (since January 1998).

    Director (since November 1998) of Optel, Inc.; Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to 1985) of The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to
  1973) of Exxon Corp; Trustee (since January 1998) of CMET; and Director (since January 1998) of IORI.

  MURRAY SHAW: Age 67, Director (Independent) (since February 1998).

    Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; Trustee (since February 1998) of CMET; and Director (since February 1998) of IORI.

  MARTIN L. WHITE: Age 59, Director (Independent) (since January 1995).

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

 EDWARD G. ZAMPA: Age 64, Director (Independent) (since January 1995).

    General Partner (since 1976) of Edward G. Zampa and Company; and Trustee (since January 1995) of CMET; and Director (since January 1995) of IORI.

Board Committees

  The Board of Directors held ten meetings during 1998. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board of Directors during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board of Directors on which he served during the period that he served.

  The Board of Directors has an Audit Committee, the function of which is to review the Company's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1998.

  The Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Board of Directors on the services provided to the Company by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee did not meet in 1998. The Board Development Committee reviews and reports to the Board of Directors on the membership, compensation and functions of the Board of Directors. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1998.

  The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

  The following persons currently serve as executive officers of the Company:
Randall M. Paulson, President; Karl L. Blaha, Executive Vice President-- Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; and Steven K. Johnson, Executive Vice President--Residential Asset Management. Their positions with the Company are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with the Company or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  RANDALL M. PAULSON: Age 52, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

    President (since August 1995) and Executive Vice President (January 1995 to August 1995) of CMET, IORI and Syntek Asset Management, Inc. ("SAMI"); President (since August 1995) and Executive Vice President (October 1994 to August 1995) of BCM; President (since January 1998) and Director (January 1998 to December 1998) of NRLP Management Corp. ("NMC") the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director (August 1995 to November 1998) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; and President (1990) of Paulson Realty Group.

  KARL L. BLAHA: Age 51, Executive Vice President--Commercial Asset Management (since July 1997).

    Executive Vice President--Commercial Asset Management (since July 1997), Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, CMET, IORI, and SAMI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM; Director and President (since 1996) of First Equity; Director (since November 1998) of SAMI; Executive Vice President (since January 1998) and Director (since December
  1998) of NMC; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Partner--Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; and Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark").

  BRUCE A. ENDENDYK: Age 50, Executive Vice President (since January 1995).

    President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, ART, CMET, IORI and (since January 1998) of NMC; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; and President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation.

  THOMAS A. HOLLAND: Age 56, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997); and Senior Vice President and Chief Accounting Officer (June 1990 to August 1995).

    Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August
  1995) of BCM, SAMI, ART, CMET, IORI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; Secretary (since February
  1997) of CMET and IORI; and Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT.

  STEVEN K. JOHNSON: Age 41, Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August
1991).

    Executive Vice President--Residential Asset Management (since August
  1998) and Vice President (August 1990 to August 1991) of BCM, SAMI, ART, CMET and IORI; Executive Vice President--Residential Management (since August 1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; Executive Vice President (December 1994 to August
  1998) of Garden Capital Management, Inc.; Executive Vice President-- Residential Asset Management (since January 1999) of NMC; and Vice President (August 1991 to January 1993) of SHL Properties Realty Advisors, Inc. and SHL Acquisition Corporation II and III.

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

  ROBERT A. WALDMAN: Age 46, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

    Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of CMET and IORI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

  DREW D. POTERA: Age 39, Vice President (since December 1996) and Treasurer (since December 1990).

    Vice President (since December 1996) and Treasurer (since December 1990) of CMET and IORI; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Vice President and Treasurer (since January
  1998) of NMC; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

  In addition to the foregoing officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, the Directors, executive officers, and any persons holding more than ten percent of the Company's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1998. All of these filing requirements were satisfied by the Company's Directors and executive officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

  Although the Board of Directors is directly responsible for managing the affairs of the Company and for setting the policies which guide it, the day-to-day operations of the Company are performed by a contractual advisor under the supervision of the Board of Directors. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. The advisor also serves as a consultant to the Board of Directors in connection with the business plan and investment decisions made by the Board of Directors.

  BCM has served as the Company's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a director of BCM until December 22, 1989, and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Company.

  At the annual meeting of stockholders held on May 8, 1997, stockholders approved the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders but do require the approval of the Board of Directors.

  Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Board of Directors a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or purchases, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Board of Directors on the Company's performance against the business plan. In addition, all transactions or investments require prior approval by the Board of Directors unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Board of Directors.

  The Advisory Agreement also requires prior approval of the Board of Directors for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing the Advisor's liability for losses by the Company; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Company and other entities it advises.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of the Company's net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Company during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in the Company's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

  Additionally, pursuant to the Advisory Agreement BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

  The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Company equal to the lesser of
(1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by the Company.

  Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Company's Board of Directors. No fee shall be paid on loan extensions.

  Under the Advisory Agreement, BCM receives reimbursement of certain expenses incurred by it in the performance of advisory services.

  Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of the Company during such fiscal year. The effect of the limitation was to require that BCM refund $664,000 of the annual advisory fee for 1998.

  Additionally, if management were to request that BCM render services to the Company other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Company has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management services for the Company's properties. Also as discussed below, under "Real Estate Brokerage" the Company has engaged, on a non-exclusive basis, Carmel Realty, also an affiliate of BCM, to perform brokerage services for the Company.

  BCM may only assign the Advisory Agreement with the prior consent of the Company.

  The directors and principal officers of BCM are set forth below.

   Mickey N. Phillips:     Director

   Ryan T. Phillips:       Director

   Randall M. Paulson:     President

                           Executive Vice President--Commercial Asset
   Karl L. Blaha:          Management

   Bruce A. Endendyk:      Executive Vice President

   Thomas A. Holland:      Executive Vice President and Chief Financial Officer

   A. Cal Rossi, Jr.:      Executive Vice President

   Cooper B. Stuart:       Executive Vice President

   Clifford C. Towns, Jr.: Executive Vice President--Finance

   Dan S. Allred:          Senior Vice President--Land Division

   James D. Canon, III:    Senior Vice President--Portfolio Manager

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

Property Management

  Since February 1, 1990, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Company at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 29 of the Company's commercial properties and its four hotels and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

  Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Company. Carmel Realty is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (2) maximum fee of 4% on transaction amounts between $2.0 million--$5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (3) maximum fee of 3% on transaction amounts between $5.0 million--$10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Carmel Realty or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

  The Company has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of the Company, who are also officers or employees of BCM, the Company's Advisor, are compensated by the Advisor. Such executive officers perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM
10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of the compensation payable to BCM by the Company.

  The only remuneration paid by the Company is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (1) review the investment policies of the Company to determine that they are in the best interest of stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of the Company and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties purchased.

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

  During 1998, $116,000 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 1998 through December 31, 1998, and 1998 special service fees as follows: Richard W. Douglas, $15,000; Larry E. Harley, $15,000; R. Douglas Leonhard, $15,000; Murray Shaw, $13,750; Ted P. Stokely, $16,500; Edward L. Tixier, $3,750; Martin L. White, $15,000; and Edward G. Zampa, $22,000.

PERFORMANCE GRAPH

  The following performance graph compares the cumulative total stockholder return on the Company's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1993 in the Company's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                              [GRAPH APPEARS HERE]


                  1993   1994   1995    1996   1997   1998
                 ------ ------ ------- ------ ------ ------
  The Company    100.00 110.19 111.890 126.48 188.82 166.28
  S&P 500 Index  100.00 101.31  139.22 171.19 228.29 293.54
  REIT Index     100.00 104.00  127.91 165.45 183.24 120.88

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of the close of business on March 5, 1999.

                                                   AMOUNT AND NATURE
   NAME AND ADDRESS OF                               OF BENEFICIAL   PERCENT OF
   BENEFICIAL OWNER                                    OWNERSHIP     CLASS (/1/)
   -------------------                             ----------------- -----------
   American Realty Trust, Inc.....................     1,204,470        31.1%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Basic Capital Management, Inc..................       422,057        10.9%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Maurice A. Halperin............................       326,450         8.4%
   2500 North Military Trail
   Suite 225
   Boca Raton, Florida 33431

  --------
  (1) Percentage is based upon 3,878,463 shares of Common Stock outstanding at March 5, 1999.

  Security Ownership of Management. The following table sets forth the ownership of the Company's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of the Company as of the close of business on March 5, 1999.

                                          AMOUNT AND NATURE
                                            OF BENEFICIAL          PERCENT OF
   NAME OF BENEFICIAL OWNER                   OWNERSHIP            CLASS (/1/)
   ------------------------               -----------------       ------------
   All Directors and Executive Officers
    as a group (12 individuals)..........     1,734,270(/2/)(/3/)     44.7%

  --------
  (1) Percentage is based upon 3,878,463 shares of Common Stock outstanding at March 5, 1999.
  (2) Includes 80,268 shares owned by CMET of which the Directors may be deemed to be beneficial owners by virtue of their positions as trustees of CMET. The Directors of the Company disclaim beneficial ownership of such shares. Also includes 1,000 shares owned directly by Ted P. Stokely.
  (3) Includes 26,475 shares owned by SAMLP, 422,057 shares owned by BCM and 1,204,470 shares owned by ART, of which the executive officers of the Company may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of SAMI, BCM and ART. The executive officers of the Company disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  In February 1989, the Board of Directors voted to retain BCM as the Company's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor." BCM is a corporation of which Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to the Company.

  Since February 1, 1991, affiliates of BCM have provided property management services to the Company. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM, (2) Mr. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of 29 of the Company's commercial properties and its four hotels and the commercial properties owned by a real estate partnership in which the Company and IORI are partners to Carmel Realty, which is a company owned by First Equity.

  Prior to December 1, 1992, affiliates of BCM provided brokerage services for the Company and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Company has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services. Carmel Realty is a company owned by First Equity.

  The Directors and officers of the Company also serve as trustees or directors and officers of CMET and IORI. The Directors owe fiduciary duties to such entities as well as to the Company under applicable law. CMET and IORI have the same relationship with BCM as the Company. The Company owned approximately 22.7% of the outstanding shares of common stock of IORI at December 31, 1998. BCM also serves as advisor to ART. Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers of ART and NMC. NMC, a wholly-owned subsidiary of ART, is the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, Inc., of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995, and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

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

  As more fully described in ITEM 2. "PROPERTIES--Real Estate," the Company is a partner with IORI in the Tri-City Limited Partnership and Nakash Income Associates. The Company owns 345,728 shares of the common stock of IORI, an approximate 22.7% interest.

  In 1998, the Company paid BCM and its affiliates $4.1 million in advisory and net income fees, $341,000 in mortgage brokerage and equity refinancing fees, $3.5 million in property acquisition fees, $767,000 in real estate brokerage commissions and $2.8 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Carmel Realty. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $1.1 million in 1998.

Restrictions on Related Party Transactions

  Article FOURTEENTH of the Company's Articles of Incorporation provides that the Company shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of the Company, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Board of Directors or the appropriate committee thereof and (b) the Board of Directors or committee thereof determines that such contract or transaction is fair to the Company and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of the Company entitled to vote thereon.

  Pursuant to the terms of the Modification of Stipulation of Settlement (the "Olive Modification") in the Olive Litigation, as more fully discussed in ITEM
3. "LEGAL PROCEEDINGS--Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Company may enter into prior to April 28, 1999, require the unanimous approval of the Board of Directors. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Board of Directors that the transaction is in the best interests of the Company and that no other opportunity exists that is as good as the opportunity presented by such transaction.

  The Olive Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Company and the Advisor or one of its affiliates (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Olive Modification, require the prior approval by two-thirds of the Directors of the Company, and if required, approval by a majority of stockholders. The Olive Modification requirements for related party transactions also do not apply to joint ventures between or among the Company and CMET, IORI or NIRT or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Gene E. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Directors of the Company.

  An Amendment to the Olive Modification (the "Olive Amendment") was approved by the Court on July 3, 1997. The Olive Amendment requires that additional requirements be met for certain transactions with affiliates ("Affiliated Transaction") prior to April 28, 1999. Independent counsel to the Board must review, advise and report to the Board of Directors on any Affiliated Transaction prior to its consideration and approval by the Board of Directors and the Board of Directors must unanimously approve the transaction after receiving independent counsel's advice and report. In addition, a notice must be given to the plaintiffs' counsel at least 10 days prior to the closing of the transaction and during such 10 day period plaintiffs' counsel is entitled to seek a Court order prohibiting consummation of the transaction. Neither BCM nor any of its affiliates may receive any fees or commissions in connection with an Affiliated Transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets--December 31, 1998 and 1997

      Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

      Schedule III--Real Estate and Accumulated Depreciation

      Schedule IV--Mortgage Loans on Real Estate

      All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

    3. Incorporated Financial Statements

      Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

    4. Exhibits

      The following documents are filed as Exhibits to this Report:

       Exhibit
       Number                             Description
       -------                            -----------
        3.0    Articles of Incorporation of Transcontinental Realty Investors,
               Inc., as filed on December 20, 1991 (incorporated by reference to Exhibit No. 3.1 to the Registrant's Annual Report on Form 10-
               K for the year ended December 31, 1991).

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

        3.3 Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the
               Certificate of Designations, Preferences and Rights of Series A
               Cumulative Convertible Preferred Stock, dated October 20, 1998
               (incorporated by reference to Exhibit 3.1 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September
               30, 1998).

        10.0   Advisory Agreement dated as of March 7, 1995, between
               Transcontinental Realty Investors, Inc. and Basic Capital
               Management, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994).

        10.1   Advisory Agreement dated as of October 15, 1998, between
               Transcontinental Realty Investors, Inc. and Basic Capital
               Management, Inc. (incorporated by reference to Exhibit 10.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

        27.0   Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K:

    A Current Report on Form 8-K, dated October 20, 1998, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Cliffs of Eldorado Apartments, filed December 4, 1998.

    A Current Report on Form 8-K, dated December 2, 1998, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Southgreen Apartments, Belmont Hotel, Brompton Hotel and Surf Hotel, filed February 18, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Transcontinental Realty Investors,
                                          Inc.

                                                   /s/ Randall M. Paulson
                                          By: _________________________________
                                                     Randall M. Paulson
                                                         President

Dated: March 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 26, 1999
______________________________________  Director
            Ted P. Stokely

      /s/ Richard W. Douglas           Director                     March 26, 1999
______________________________________
          Richard W. Douglas

                                       Director
______________________________________
           Larry E. Harley

     /s/ R. Douglas Leonhard           Director                     March 26, 1999
______________________________________
         R. Douglas Leonhard

         /s/ Murray Shaw               Director                     March 26, 1999
______________________________________
             Murray Shaw

       /s/ Martin L. White             Director                     March 26, 1999
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Director                     March 26, 1999
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President     March 26, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1998

Exhibit
Number                             Description                                                Page
-------                      ------------------------                                         ----
27.0                         Financial Data Schedule.