Form 10-K/A
period 1998-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-05-12
CIK 733590

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Year Ended December 31, 1998

                         Commission File Number 1-9240

                               ----------------

                    Transcontinental Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               94-6565852
                                        (I.R.S. Employer Identification No.)
    (State or Other Jurisdiction of
     ncorporation or Organization)

 10670 North Central Expressway, Suite
          300, Dallas, Texas                           75231
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

                     Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                          Commission File No. 1-14784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                 PART I

Item 1. Business.........................................................    3

Item 2. Properties.......................................................    6

Item 3. Legal Proceedings................................................   18

Item 4. Submission of Matters to a Vote of Security Holders..............   18

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   19

Item 6. Selected Financial Data..........................................   20

Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   20

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk..   27

Item 8. Financial Statements and Supplementary Data......................   28

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   58

                                PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.....   58

Item 11. Executive Compensation..........................................   65

Item 12. Security Ownership of Certain Beneficial Owners and Management..   67

Item 13. Certain Relationships and Related Transactions..................   68

                                 PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and
 Reports on Form 8-K.....................................................   70

Signature Page...........................................................   72

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

   Region                                                 Apartments Hotel Total
   ------                                                 ---------- ----- -----
   Southwest.............................................     79%      21%  100%

  A summary of the activity in the Company's mortgage notes receivable portfolio during 1998 is as follows:

   Loans in mortgage notes receivable portfolio at January 1, 1998..........  20
   Loan purchased...........................................................   1
   Loans paid off...........................................................  (4)
   Loan foreclosed..........................................................  (1)
                                                                             ---
   Loans in mortgage notes receivable portfolio at December 31, 1998........  16
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

ITEM 6. SELECTED FINANCIAL DATA

                                  For the Years Ended December 31,
                          ---------------------------------------------------------
                            1998       1997           1996       1995       1994
                          ---------  ---------      ---------  ---------  ---------
                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues................  $  70,636  $  55,961      $  46,878  $  48,272  $  37,983
Expenses................     76,602     65,578         56,499     58,174     47,154
                          ---------  ---------      ---------  ---------  ---------
(Loss) from operations..    (5,966)     (9,617)        (9,621)    (9,902)    (9,171)
Equity in income (loss)
 of investees...........        288        812            (20)    (1,083)       (90)
Gain on sale of
 partnership interests..        --         --             --         --       2,514
Gain on sale of real
 estate.................     12,584     21,404          1,579      5,822      2,153
Extraordinary gain......        --         --             --       1,293      1,189
                          ---------  ---------      ---------  ---------  ---------
Net income (loss)
 applicable to common
 shares.................      6,906     12,599         (8,062)    (3,870)    (3,405)
Preferred dividend
 requirement............         (1)       --             --         --         --
                          ---------  ---------      ---------  ---------  ---------
                          $   6,905  $  12,599      $  (8,062) $  (3,870) $  (3,405)
                          =========  =========      =========  =========  =========
PER SHARE DATA
Income (loss) before
 extraordinary gain.....  $    1.78  $    3.22      $   (2.02) $   (1.29) $   (1.15)
Extraordinary gain......        --         --             --         .32        .30
                          ---------  ---------      ---------  ---------  ---------
Net income (loss)
 applicable to common
 shares.................  $    1.78  $    3.22      $   (2.02) $    (.97) $    (.85)
                          =========  =========      =========  =========  =========
Dividends per share.....  $     .60  $     .28(/1/) $     .28  $     .07  $      --
Weighted average Common
 shares outstanding.....  3,876,797  3,907,221      3,994,687  4,012,275  4,012,275

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

  The Company's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the affect of the changes on the future operations of the Company. The Company manages its market risk by matching the property's anticipated net operating income to an appropriate financing.

  The following table contains only those exposures that existed at December 31, 1998. Anticipation of exposures of risk on positions that could possibly arise was not considered. The Company's ultimate interest rate risk and its affect on the operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in Thousands.

Assets
Non-trading Instruments-
 Equity Price Risk
Notes receivable
  Variable interest
   rate-fair value                                                                $ 1,322
                           1999     2000    2001     2002     2003    Thereafter  Total
                          -------  ------  -------  -------  -------  ---------- --------
  Instrument's
   maturities             $   333  $  --   $  --12  $    12  $   --    $  1,369  $  1,702
  Instrument's
   amortization.........      --      --       --       --       --         --        --
   Interest.............      130     130      130      130      130         65       715
   Average rate.........      8.7%    9.5%     9.5%     9.5%     9.5%       9.5%      --
Fixed interest rate-fair
 value                                                                           $    804
                           1999     2000    2001     2002     2003    Thereafter  Total
                          -------  ------  -------  -------  -------  ---------- --------
  Instrument's
   maturities             $   593  $   78  $   --   $   --   $   --    $    --   $    671
  Instrument's
   amortization.........        4       1      --       --       --         --          5
   Interest.............        7       3      --       --       --         --         10
   Average rate.........      8.5%    7.0%     --       --       --         --        --
Liabilities
Non-trading Instruments-
 Equity Price Risk
Notes payable                                                                     $53,137
  Variable interest
   rate-fair value
                           1999     2000    2001     2002     2003    Thereafter  Total
                          -------  ------  -------  -------  -------  ---------- --------
  Instrument's
   maturities             $ 4,887  $5,504  $11,718  $ 5,134  $   --    $ 24,583  $ 51,826
  Instrument's
   amortization.........    1,963     903      735      684      746      2,028     7,059
   Interest.............    4,369   4,787    4,198    3,052    2,517      3,496    22,419
   Average rate.........      7.9%   13.1%    10.7%    10.1%     9.3%       9.0%      --
Fixed interest rate-fair
 value                                                                           $221,890
                           1999     2000    2001     2002     2003    Thereafter  Total
                          -------  ------  -------  -------  -------  ---------- --------
  Instrument's
   maturities             $15,787  $8,359  $18,491  $23,037  $10,206   $106,297  $182,177
  Instrument's
   amortization.........    2,586   2,597    2,873      579    2,554     28,341    39,530
   Interest.............   17,810  18,673   17,665   15,700   13,527     68,794   152,169
   Average rate.........      8.4%    9.5%     9.7%     9.9%     9.6%       8.7%      --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   29
Consolidated Balance Sheets--December 31, 1998 and 1997..................   30
Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   31
Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   32
Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   33
Notes to Consolidated Financial Statements...............................   35
Schedule III--Real Estate and Accumulated Depreciation...................   50
Schedule IV--Mortgage Loans on Real Estate...............................   55

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Years Ended December 31,
                                   -------------------------------------------
                                       1998           1997           1996
                                   -------------  -------------  -------------
                                   (dollars in thousands, except per share)
Revenues
 Rents............................ $      69,829  $      54,462  $      45,405
 Interest.........................           807          1,499          1,473
                                   -------------  -------------  -------------
                                          70,636         55,961         46,878
Expenses
 Property operations (including
  $2,753 in 1998, $2,262 in 1997
  and $1,879 in 1996 to
  affiliates).....................        38,282         32,424         28,491
 Interest.........................        22,797         16,765         14,999
 Depreciation.....................        10,691          9,578          8,461
 Advisory fee to affiliate........         1,962          1,807          1,784
 Net income fee to affiliate......           558          1,022            --
 General and administrative
  (including $1,121 in 1998,
  $1,187 in 1997 and $1,047 in
  1996 to affiliates).............         2,312          2,645          2,685
 Litigation settlement............           --             --          (1,500)
 Provision for losses.............           --           1,337          1,579
                                   -------------  -------------  -------------
                                          76,602         65,578         56,499
                                   -------------  -------------  -------------
(Loss) from operations............        (5,966)        (9,617)        (9,621)
Equity in income (loss) of
 investees........................           288            812            (20)
Gain on sale of real estate.......        12,584         21,404          1,579
                                   -------------  -------------  -------------
Net income (loss).................         6,906         12,599         (8,062)
Preferred dividend requirement....            (1)           --             --
                                   -------------  -------------  -------------
Net income (loss) applicable to
 Common shares.................... $       6,905  $      12,599  $      (8,062)
                                   =============  =============  =============
Earnings per share
 Net income (loss) applicable to
  Common shares................... $        1.78  $        3.22  $       (2.02)
                                   =============  =============  =============
Weighted average common shares
 used in computing earnings per
 share............................     3,876,797      3,907,221      3,994,687
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

   Randall M. Paulson:     President

                           Executive Vice President--Commercial Asset
   Karl L. Blaha:          Management

   Bruce A. Endendyk:      Executive Vice President

   Thomas A. Holland:      Executive Vice President and Chief Financial Officer

                           Executive Vice President--Residential Asset
   Steven K. Johnson:      Management

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

Dated: May 12, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and     May 12, 1999
______________________________________  Director
            Ted P. Stokely

      /s/ Richard W. Douglas           Director                      May 12, 1999
______________________________________
          Richard W. Douglas

       /s/ Larry E. Harley             Director                      May 12, 1999
______________________________________
           Larry E. Harley

     /s/ R. Douglas Leonhard           Director                      May 12, 1999
______________________________________
         R. Douglas Leonhard

         /s/ Murray Shaw               Director                      May 12, 1999
______________________________________
             Murray Shaw

       /s/ Martin L. White             Director                      May 12, 1999
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Director                      May 12, 1999
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President      May 12, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

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