Form 10-Q
period 1999-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-05-14
CIK 733590

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999
                                                          --------------


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

Yes  X .  No    .
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                          3,880,014
----------------------------               -------------------------------
          (Class)                          (Outstanding at April 30, 1999)

                        PART I.  FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
------------------------------

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                   March 31,  December 31,
                                                     1999         1998
                                                   ---------  ------------
                                                    (dollars in thousands,
                                                       except per share)

                      Assets
                      ------

Notes and interest receivable
  Performing.....................................   $  1,374      $  1,429
  Nonperforming..................................        953           950
                                                    --------      --------
                                                       2,327         2,379


Less - allowance for estimated losses............       (864)         (886)
                                                    --------      --------
                                                       1,463         1,493

Foreclosed real estate held for sale.............      1,356         1,356


Real estate held for investment, net of
  accumulated depreciation ($62,990 in 1999 and
  $61,241 in 1998)...............................    354,162       347,389
Investment in real estate entities...............      3,269         3,458
Cash and cash equivalents........................     13,346        10,505
Other assets (including $573 in 1999 and $1,325
  in 1998 from affiliates).......................     15,960        18,002
                                                    --------      --------

                                                    $389,556      $382,203
                                                    ========      ========



      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                        March 31,  December 31,
                                                          1999        1998
                                                        ---------  ------------
                                                        (dollars in thousands,
                                                          except per share)



               Liabilities and Stockholders' Equity
               ------------------------------------

Liabilities
Notes and interest payable............................  $ 292,067  $ 282,688
Other liabilities (including $272 in 1999 and $62
  in 1998 to affiliates)..............................      6,656      8,383
                                                        ---------  ---------
                                                          298,723    291,071


Stockholders' equity

Preferred Stock
  Series A; $.01 par value; authorized, 6,000 shares;
    issued and outstanding 5,829 shares in 1999 and
    1998 (liquidation preference $583)................          -          -
Common stock, $.01 par value, authorized, 10,000,000
  shares; issued and outstanding, 3,878,463 shares
  in 1999 and 1998....................................         39         39
Paid-in capital.......................................    218,087    218,087
Accumulated distributions in excess of
  accumulated earnings................................   (127,293)  (126,994)
                                                        ---------  ---------
                                                           90,833     91,132
                                                        ---------  ---------

                                                        $ 389,556  $ 382,203
                                                        =========  =========




      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                          For the Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
                                                         (dollars in thousands,
                                                            except per share)

Income
  Rents.............................................    $  19,093     $  16,054
  Interest..........................................          102           218
                                                        ---------     ---------
                                                           19,195        16,272

Expenses
  Property operations...............................       10,320         8,409
  Interest..........................................        6,230         5,335
  Depreciation......................................        2,884         2,523
  Advisory fee to affiliate.........................          715           614
  Net income fee to affiliate.......................           18             -
  General and administrative........................          632           579
                                                        ---------     ---------
                                                           20,799        17,460
                                                        ---------     ---------


(Loss) from operations..............................       (1,604)       (1,188)
Equity in income (loss) of investees................           25           (18)
Gain on sale of real estate.........................        1,868             -
                                                        ---------     ---------

Net income (loss)...................................          289        (1,206)
Preferred dividend requirement......................           (7)            -
                                                        ---------     ---------

Net income (loss) applicable to Common shares.......    $     282     $  (1,206)
                                                        =========     =========


Earnings per share

Net income (loss) applicable to Common shares.......    $     .07     $    (.31)
                                                        =========     =========


Weighted average Common shares used in computing
  earnings per share................................    3,878,463      3,886,866
                                                        =========      =========



      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                                                     Distributions
                                            Series A           Common Stock                          in Excess of
                                            Preferred      ---------------------       Paid-in        Accumulated     Stockholders'
                                              Stock          Shares      Amount        Capital         Earnings          Equity
                                            ---------      ----------   --------     -----------     -------------    -------------
                                                                     (dollars in thousands, except per share)
Balance, January 1, 1999..............           -          3,878,463   $     39     $   218,087     $    (126,994)   $      91,132

Common dividends ($.15 per share).....           -              -           -              -                  (581)            (581)


Preferred dividends($1.25 per share)..           -              -           -              -                    (7)              (7)


Net income............................           -              -           -              -                   289              289
                                            ---------      ----------   --------     -----------     -------------    -------------

Balance, March 31, 1999...............           -          3,878,463   $     39     $   218,087     $    (127,293)   $      90,833
                                            =========      ==========   ========     ===========     =============    =============


      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
                                                        (dollars in thousands)
Cash Flows from Operating Activities
  Rents collected.....................................  $ 19,191      $ 15,906
  Interest collected..................................        99           222
  Interest paid.......................................    (6,073)       (4,888)
  Payments for property operations....................   (11,150)       (8,654)
  Advisory and net income fee paid (to)/refunded by
    affiliate.........................................        32        (1,438)
  General and administrative expenses paid............      (639)         (539)
  Distributions from operating cash flow of equity
    investees.........................................       216            33
  Other...............................................       263          (529)
                                                        --------      --------

    Net cash provided by operating
      activities......................................     1,939           113


Cash Flows from Investing Activities
  Acquisition of real estate..........................    (9,414)      (28,475)
  Real estate improvements............................    (4,763)         (825)
  Proceeds from sale of real estate...................     6,273         3,596
  Deposits on pending purchases.......................       776          (260)
  Deferred merger costs...............................       (86)           -
  Collections on notes receivable.....................        33            24
  Contributions to equity investees...................        (2)           (2)
                                                        --------      --------

    Net cash (used in) investing activities...........    (7,183)      (25,942)


Cash Flows from Financing Activities
  Payments on notes payable...........................   (20,082)       (8,142)
  Proceeds from notes payable.........................    29,661        25,960
  Deferred borrowing costs............................      (918)         (443)
  Reimbursements from advisor.........................        12            80
  Repurchase of Common Stock..........................        -           (161)
  Dividends to stockholders...........................      (588)       (4,369)
                                                        --------      --------

    Net cash provided by financing activities.........     8,085        12,925


Net increase (decrease) in cash and cash
  equivalents.........................................     2,841       (12,904)
Cash and cash equivalents, beginning of period........    10,505        24,733
                                                        --------      --------

Cash and cash equivalents, end of period..............  $ 13,346      $ 11,829
                                                        ========      ========


      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                         For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
                                                        (dollars in thousands)

Reconciliation of net income (loss) to net cash
  provided by operating activities
Net income (loss)...................................    $    289      $ (1,206)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
  Depreciation and amortization.....................       3,094         2,683
  Gain on sale of real estate.......................      (1,868)           -
  Equity in <income> loss of equity investees.......         (25)           18
  Distributions from operating cash flow of equity
    investees.......................................         216            33
  Decrease in interest receivable...................          -              4
  (Increase) decrease in other assets...............       2,069        (1,700)
  Increase (decrease) in interest payable...........         (56)          287
  (Decrease) in other liabilities...................      (1,780)           (6)
                                                        --------      --------

    Net cash provided by operating
                    activities......................    $  1,939      $    113
                                                        ========      ========


Schedule of noncash investing and financing activities

Notes payable from purchase of real estate..........    $     -       $  1,895



      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

The Company, a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983. The Company invests in real estate through direct equity ownership and partnerships and also invests in mortgage loans on real estate, including first and junior mortgage loans.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

NOTE 2.   REAL ESTATE
---------------------

In February 1999, the Company sold the 368 unit Mariner's Pointe Apartments in St. Petersburg, Florida, for $6.7 million, receiving net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $204,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Company's advisor. A gain of $1.9 million was recognized on the sale.

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

Also in March 1999, the Company purchased the Dominion land, a 14.39 acre parcel of unimproved land in Dallas, Texas, for $3.6 million, paying $1.2 million in cash and obtaining mortgage financing of $2.4 million. The mortgage bears interest at 15% per annum, requires quarterly payments of interest only and matures in March 2000. A real estate brokerage commission of $56,000 was paid to Carmel Realty and a real estate acquisition fee of $36,000 was paid to BCM.

NOTE 3.   NOTES AND INTEREST RECEIVABLE
---------------------------------------

In March 1999, the Company accepted $33,000 for the early discounted payoff of four mortgage notes receivable with a combined principal

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES AND INTEREST RECEIVABLE (Continued)
---------------------------------------

balance of $55,000 and secured by undeveloped residential lots in Greensboro, North Carolina. No loss was incurred in excess of the reserves previously established.

NOTE 4.   INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES
-----------------------------------------------------------

Set forth below are summarized results of operations of the real estate entities the Company accounts for using the equity method for the three months ended March 31, 1999 (dollars in thousands):

     Rents and interest income..................................  $4,378
     Depreciation...............................................     769
     Property operations........................................   2,211
     Interest expense...........................................   1,486
                                                                  ------
     Net (loss).................................................  $  (88)
                                                                  ======

NOTE 5.   NOTES AND INTEREST PAYABLE
------------------------------------

In January 1999, the maturity date of the matured $4.9 million mortgage secured by the 242 unit Summerstone Apartments in Houston, Texas, was extended to July 1999. All other terms of the mortgage remained unchanged.

In March 1999, the Company refinanced the matured mortgage debt secured by the 74,603 sq. ft. Lexington Center Office Building in Colorado Springs, Colorado, in the amount of $4.3 million, receiving net cash of $136,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.75% per annum, requires monthly payments of principal and interest of $32,479 and matures in April 2004. A mortgage brokerage and equity refinancing fee of $43,000 was paid to BCM.

In April 1999, the Company refinanced the matured mortgage debt secured by the 97,846 sq. ft. Texstar Industrial Warehouse in Arlington, Texas, in the amount of $1.3 million, receiving net cash of $100,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $11,282 and matures in April 2004. A mortgage brokerage and equity refinancing fee of $13,000 was paid to BCM.

Also in April 1999, the Company refinanced the mortgage debt secured by the 106,257 sq. ft. Waterstreet Office Building in Boulder, Colorado, in the amount of $13.3 million receiving net cash of $5.4 million after paying off $7.9 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.76% per annum, requires monthly payments of principal and interest of $95,375 and matures in April 2009. A mortgage brokerage and equity refinancing fee of $133,000 was paid to BCM.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   NOTES AND INTEREST PAYABLE (Continued)
------------------------------------

Further in April 1999, the Company refinanced the matured mortgage debt secured by the 70,295 sq. ft. Sadler Square Shopping Center in Amelia Island, Florida, in the amount of $2.9 million, receiving net cash of $500,000 after paying off $2.4 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.96% per annum, requires monthly payments of principal and interest of $22,382 and matures in April 2009. A mortgage brokerage and equity refinancing fee of $29,000 was paid to BCM.

NOTE 6.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 7.   OPERATING SEGMENTS
----------------------------

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income, and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $632,000 of administrative expenses for the three months ended March 31, 1999, and $579,000 in 1998. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

Presented below are the Company's reportable operating segments, their operating income for the three months ended March 31, and segment assets at March 31.

                          Commercial
                          Properties  Apartments  Hotels    Land     Total
                          ----------  ----------  -------  -------  --------
   1999
----------
Rents...................  $    7,953  $    9,492  $ 1,471  $   177  $ 19,093
Property operating
  expenses..............       3,177       5,789    1,202      152    10,320
                          ----------  ----------  -------  -------  --------
Net operating income....  $    4,776  $    3,703  $   269  $    25  $  8,773
                          ==========  ==========  =======  =======  ========

Depreciation............  $    1,548  $    1,195  $   141  $    -   $  2,884
Interest on debt........       2,659       2,879      406      286     6,230
Real estate
  improvements..........       2,076       2,598       72       17     4,763
Segment assets..........     152,359     159,299   17,807   26,053   355,518

                                        Apartments
                                        ----------
     Sales price....................    $    6,700
     Cost of sale...................         4,832
                                        ----------
     Gain on sale...................    $    1,868
                                        ==========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   OPERATING SEGMENTS (Continued)
----------------------------

                        Commercial
                        Properties  Apartments  Hotels   Land     Total
                        ----------  ----------  ------  -------  --------
   1998
----------
Rents.................  $    7,185  $    8,044  $  592  $   233  $ 16,054
Property operating
  expenses............       3,181       4,790     397       41     8,409
                        ----------  ----------  ------  -------  --------
Net operating income    $    4,004  $    3,254  $  195  $   192  $  7,645
                        ==========  ==========  ======  =======  ========

Depreciation..........  $    1,517  $      937  $   69  $    -   $  2,523
Interest on debt......       2,554       2,428     167      186     5,335
Real estate
  improvements........         566         232      27       -        825
Segment assets........     147,205     127,971   5,434   19,384   299,994

                        Commercial
                        Properties
                        ----------
 Sales price..........  $    3,800
 Cost of sale.........       3,800
                        ----------
 Gain on sale.........  $       -
                        ==========


NOTE 8.   SUBSEQUENT EVENTS
---------------------------

In May 1999, the Company sold the 109,497 sq. ft. 74 New Montgomery Office Building in San Francisco, California, for 19.3 million, receiving net cash of $12.1 million after paying off $6.5 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $409,500 to Carmel Realty. A gain will be recognized on the sale.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Introduction
------------

The Company invests in real estate through direct ownership and partnerships and invests in mortgage loans, including first, wraparound and junior mortgage loans. The Company is the successor to a business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents aggregated $13.3 million at March 31, 1999 compared with $10.5 million at December 31, 1998. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from property operations,

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

the sale of properties and the refinancing of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

Net cash provided by operating activities increased to $1.9 million for the three months ended March 31, 1999, from $113,000 for the three months ended March 31, 1998. The primary factors affecting the Company's cash from operations are discussed in the following paragraphs.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $8.0 million in the three months ended March 31, 1999, from $7.3 million in 1998. Of this increase, $734,000 was due to the Company having acquired 23 properties during 1998 and 1999 and $697,000 was due to an increase in rental rates and a decrease in vacancies at the Company's commercial properties. These increases were partially offset by a decrease of $583,000 due to five properties sold during 1998 and 1999.

Interest collected decreased to $99,000 in the three months ended March 31, 1999, from $222,000 in 1998. The decrease was due to eight mortgage notes receivable being collected in full in 1998 and 1999, the foreclosure of the collateral securing one note receivable in 1998 and the foreclosure of another note receivable expected to occur in the second quarter of 1999.

Interest paid increased to $6.1 million in the three months ended March 31, 1999, from $4.9 million in 1998. This increase was due to the acquisition of 21 properties subject to debt, refinancings of properties where the debt balance was increased and financings obtained on two previously unencumbered properties during 1998 and 1999. These increases were partially offset by a decrease of $297,000 due to the sale of five properties in 1998 and 1999.

Advisory and net income fee payments decreased to a refund of $32,000 in the three months ended March 31, 1999, from the $1.4 million paid in 1998. The decrease was primarily due to the 1998 payment of the accrued fourth quarter 1997 net income fee of $1.0 million, no such fee being earned by the advisory in 1998, and an additional $458,000 was due to an increase in the advisory fee refund for 1998 received in the first quarter of 1999. Under its advisory agreement with BCM, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of the Company exceed certain limits specified in the advisory agreement.

General and administrative expenses paid increased to $639,000 in the three months ended March 31, 1999, from $539,000 in 1998. This increase was mainly due to an increase in legal fees and other professional fees.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

Distributions from equity joint ventures increased to $216,000 in the three months ended March 31, 1999, from $33,000 in 1998.

In February 1999, the Company sold the Mariner's Point Apartments in St. Petersburg, Florida, receiving net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs. See NOTE 2. "REAL ESTATE."

In March 1999, the Company purchased (1) the 264 unit Vista Hills Apartments in El Paso, Texas, for $5.2 million, consisting of $1.6 million in cash and mortgage financing of $3.6 million; and, (2) the Dominion land, a 14.39 acre parcel of unimproved land in Dallas, Texas, for $3.6 million, consisting of $1.2 million in cash and mortgage financing of $2.4 million. See NOTE 2. "REAL ESTATE."

Also in March 1999, the Company received $33,000 on the early discounted payoff of four mortgage note receivables. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

Further in March 1999, the Company refinanced the mortgage debt secured by the Lexington Center Office Building in Colorado Springs, Colorado, receiving net cash of $136,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs. See NOTE 5. "NOTES AND INTEREST PAYABLE."

In April 1999, the Company refinanced the mortgage debt secured by (1) the Texstar Industrial Warehouse in Arlington, Texas, receiving net cash of $100,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs; (2) the Waterstreet Office Building in Boulder, Colorado, receiving net cash of $5.4 million after paying off $7.9 million in mortgage debt and the payment of various closing costs; and, (3) the Sadler Square Shopping Center in Amelia Island, Florida, receiving net cash of $500,000 after paying off $2.4 million in mortgage debt and the payment of various closing costs. See NOTE 5. "NOTES AND INTEREST PAYABLE."

In May 1999, the Company sold the 74 New Montgomery Office Building in San Francisco, California, receiving net cash of $12.1 million after paying off $6.5 million in mortgage debt and the payment of various closing costs. See NOTE 8. "SUBSEQUENT EVENTS."

In the first quarter of 1999, the Company paid quarterly dividends to Common stockholders of $.15 per share, or a total of $581,000, and $1.25 per share or a total of $7,000 to Preferred stockholders. No shares of Common Stock were sold through the dividend reinvestment program.

The Company's Board of Directors has approved the repurchase of a total of 687,000 shares of the Company's Common Stock. Through March 31, 1999, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. During the first quarter of 1999, no shares were repurchased.

Management reviews the carrying values of the Company's properties and mortgage notes receivable at least annually and whenever events or a

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses;
(4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and, (7) a review of properties in the surrounding area.

Results of Operations
---------------------

The Company had net income of $289,000 in the three months ended March 31, 1999 as compared to a net loss of $1.2 million in the corresponding period in 1998. Net income in the three months ended March 31, 1999, included a $1.9 million gain on the sale of real estate. Fluctuations in this and other components of revenues and expense between the 1998 and 1999 periods are discussed below.

Rents in the three months ended March 31, 1999, were $19.1 million compared to $16.1 million in 1998. Of the increase, $697,000 was due to an increase in rental rates and a decrease in vacancies at the Company's commercial properties and $2.8 million was due to the acquisition of 23 properties in 1998 and 1999. These increases were partially offset by a decrease of $877,000 due to the sale of five properties in 1998 and 1999. Rents are expected to continue to increase due to properties acquired in 1998 and 1999.

Interest income decreased to $102,000 in the three months ended March 31, 1999, compared to $218,000 in 1998. Of this decrease, $91,000 was due to the collateral securing one mortgage note receivable being foreclosed in 1998 and the collateral securing one note receivable expected to be foreclosed in the second quarter of 1999 and $16,000 was due to eight mortgage notes receivable being paid in full in 1998 and 1999. Interest income for the remaining quarters of 1999 is expected to approximate that of the first quarter of 1999.

Property operations expense in the three months ended March 31, 1999 increased to $10.3 million from $8.4 million in 1998. Of this increase, $2.1 million was due to the acquisition of 23 properties in 1998 and 1999, partially offset by a decrease of $294,000 due to the sale of five properties during 1998 and 1999. Property operating expenses are expected to continue to increase due to properties acquired in 1998 and 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Results of Operations (Continued)
---------------------

Interest expense increased to $6.2 million in the three months ended March 31, 1999, from $5.3 million in 1998. Of this increase, $1.2 million is due to the debt incurred or assumed on 21 of the 23 properties acquired in 1998 and 1999 and $143,000 was due to refinancings where the debt balance was increased and financing obtained on unencumbered properties. These increases were partially offset by a decrease of $274,000, due to the sale of five properties in 1998 and 1999. Interest expense for the remainder of 1999 is expected to increase due to properties acquired in 1998 and 1999.

Depreciation increased to $2.9 million in the three months ended March 31, 1999, from $2.5 million in 1998. Of this increase, $414,000 was due to the acquisition of 18 income producing properties in 1998 and 1999 and $154,000 was due to depreciation of prior years capital and tenant improvements. These increases were partially offset by a decrease of $208,000 due to five properties being sold during 1998 and 1999. Depreciation is expected to continue to increase during the remainder of 1999 as a result of the properties acquired in 1998 and 1999.

Advisory fee increased to $715,000 in the three months ended March 31, 1999, from $614,000 in 1998. This increase was due to an increase in the Company's gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in the Company's gross assets.

Net income fee was $18,000 in the three months ended March 31, 1999. The net income fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred in the first quarter of 1998.

General and administrative expenses increased to $632,000 in the three months ended March 31, 1999, from $579,000 in 1998. The increase was mainly due to an increase in other professional fees.

Equity in earnings of investees was income of $25,000 in the three months ended March 31, 1999, compared to a loss of $18,000 in 1998. The increase was mainly due to a decrease in property operating expenses at one of the commercial properties in the Tri-City joint venture.

In the three months ended March 31, 1999, the Company recognized a gain of $1.9 million from the sale of Mariner's Pointe Apartments. No gains were recognized on the sale of real estate in the first quarter of 1998.

Tax Matters
-----------

As more fully discussed in the Company's 1998 Form 10-K, the Company has elected and, in the opinion of management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Tax Matters (Continued)
-----------

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

Inflation
---------

The effects of inflation on the Company's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties, and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, the Company's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.

Environmental Matters
---------------------

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

Year 2000
---------

BCM, the Company's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, that performs property management services for the Company's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Company's commercial properties. With regard to the Company's apartments, Carmel, Ltd. has informed management that its subcontractors are also using year 2000 compliant computer hardware and property management software.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Year 2000 (Continued)
---------

The Company has not incurred, nor does it expect to incur, any costs related to its computer hardware and accounting and property management software being modified, upgraded or replaced in order to make them year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

Management has completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications to such systems are insignificant and do not require significant expenditures as such enhanced operating systems are readily available.

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


                            -----------------------


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Olive Litigation. In February 1990, the Company, together with Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Investors, Inc. ("IORI") and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Company, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the Court granted final approval of the terms of the Settlement.

On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provided for the addition of four new unaffiliated members to the Company's Board of Directors and set forth new

---------------------------

requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations.

Under the Olive Amendment, all shares of the Company owned by any affiliates were required to be voted at all stockholder meetings of the Company held until April 28, 1999 in favor of all new members of the Company's Board of Directors added under the Olive Amendment. The Olive Amendment also required that, until April 28, 1999, all shares of the Company owned by any affiliates in excess of forty percent (40%) of the Company's outstanding shares were to be voted in proportion to the votes cast by all non-affiliated stockholders of the Company.

The provisions of the Settlement and the Olive Amendment terminated on April 28, 1999.

ITEM 5.   OTHER INFORMATION
---------------------------

Proposed Merger with Continental Mortgage and Equity Trust
----------------------------------------------------------

On September 25, 1998, the Company and CMET jointly announced the agreement of their respective Boards, for the Company to acquire CMET. Under the proposal the Company would acquire all of CMET's outstanding shares of beneficial interest in a tax free exchange, for shares of its Common Stock. The Company will issue
1.181 shares of its Common Stock for each outstanding share of beneficial interest of CMET. Upon the exchange of shares, CMET would merge into the Company. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of CMET's outstanding shares of beneficial interest. As of April 30, 1999, BCM, the Company's advisor, and its affiliates held shares representing approximately 57.4% of the outstanding shares of CMET and approximately 44.7% of the outstanding shares of the Company. A date for the special meeting of the shareholders to vote on the merger proposal has been set for June 29, 1999. The Company has the same Board and advisor as CMET.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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



                                       TRANSCONTINENTAL REALTY
                                       INVESTORS, INC.



Date:       May 14, 1999               By:  /s/ Randall M. Paulson
     --------------------------           --------------------------------
                                          Randall M. Paulson
                                          President



Date:       May 14, 1999               By:  /s/ Thomas A. Holland
     --------------------------           --------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months ended March 31, 1999



Exhibit                                                                  Page
Number                           Description                            Number
-------        ---------------------------------------------------      ------

 27.0          Financial Data Schedule