Form 10-Q
period 1999-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-08-16
CIK 733590

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999
                                                            -------------


                         Commission File Number 1-9240
                                                ------



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                   Nevada                        94-6565852
                   ------                        ----------
     (State or Other Jurisdiction of          (I.R.S. Employer
      Incorporation or Organization)         Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, Texas     75231
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

Yes  X .  No ___.
    ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                      3,880,014
----------------------------          --------------------------------
          (Class)                      (Outstanding at July 31, 1999)

                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     June 30,  December 31,
                                                       1999        1998
                                                     --------  ------------
                                                     (dollars in thousands,
                                                       except per share)

                      Assets
                      ------

Notes and interest receivable
 Performing........................................  $  1,374      $  1,429
 Nonperforming.....................................       382           950
                                                     --------      --------
                                                        1,756         2,379


Less - allowance for estimated losses..............      (293)         (886)
                                                     --------      --------
                                                        1,463         1,493

Foreclosed real estate held for sale...............     1,356         1,356


Real estate held for investment, net of
 accumulated depreciation ($60,841 in 1999 and
 $61,241 in 1998)..................................   359,362       347,389
Investment in real estate entities.................     1,563         3,458
Cash and cash equivalents..........................    21,194        10,505
Other assets (including $1,855 in 1999 and $1,325
 in 1998 from affiliates)..........................    17,220        18,002
                                                     --------      --------

                                                     $402,158      $382,203
                                                     ========      ========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                        June 30,   December 31,
                                                         1999          1998
                                                     ------------  ------------
                                                       (dollars in thousands,
                                                          except per share)



       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable..........................    $ 295,461     $ 282,688
Other liabilities (including $658 in 1999 and $62
 in 1998 to affiliates).............................        8,835         8,383
                                                        ---------     ---------
                                                          304,296       291,071


Stockholders' equity

Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares;
  issued and outstanding 5,829 shares in 1999 and
  1998 (liquidation preference $583)................            -             -
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 3,880,014 shares
 in 1999 and 3,878,463 in 1998......................           39            39
Paid-in capital.....................................      218,105       218,087
Accumulated distributions in excess of
 accumulated earnings...............................     (120,282)     (126,994)
                                                        ---------     ---------

                                                           97,862        91,132
                                                        ---------     ---------

                                                        $ 402,158     $ 382,203
                                                        =========     =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Three Months         For the Six Months
                                        Ended June 30,               Ended June 30,
                                   ------------------------    -------------------------
                                        1999     1998                 1999     1998
                                       -------  -------             -------   -------
                                         (dollars in thousands, except per share)
Income
 Rents..........................       $20,073  $17,339             $39,166   $33,393
 Interest.......................            38      175                 140       393
                                       -------  -------             -------   -------

                                        20,111   17,514              39,306    33,786


Expenses
 Property operations............        10,158    8,874              20,478    17,283
 Interest.......................         6,203    5,609              12,433    10,944
 Depreciation...................         2,962    2,606               5,846     5,129
 Advisory fee to affiliate......           740      689               1,455     1,303
  Net income fee to affiliate...           641        -                 659         -
  General and administrative....           571      486               1,203     1,065
                                       -------  -------             -------   -------

                                        21,275   18,264              42,074    35,724
                                       -------  -------             -------   -------

<Loss> from operations..........        (1,164)    (750)             (2,768)   (1,938)
Equity in income of investees...           479      450                 504       432
Gain on sale of real estate.....         8,283    2,132              10,151     2,132
                                       -------  -------             -------   -------

Net income......................         7,598    1,832               7,887       626
Preferred dividend requirement              (7)       -                 (14)        -
                                       -------  -------             -------   -------

Net income applicable to
  Common shares.................       $ 7,591  $ 1,832             $ 7,873   $   626
                                       =======  =======             =======   =======

Earnings Per Share

Net income applicable to
  Common shares...............          $1.96      $.47               $2.03      $.16
                                      =======   =======             =======   =======

Weighted average Common shares
 used in computing earnings
 per share...................       3,879,946 3,871,436           3,879,209 3,879,080
                                    ========= =========           ========= =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                           Distributions
                                                        Common Stock                       in Excess of
                                                    -------------------        Paid-in      Accumulated   Stockholders'
                                                     Shares     Amount         Capital       Earnings        Equity
                                                   ---------   --------      -----------  --------------  -------------
                                                              (dollars in thousands, except per share)

Balance, January 1, 1999.........................  3,878,463   $     39      $   218,087  $     (126,994) $      91,132


Sale of Common Stock under dividend reinvestment
 plan............................................      1,551                          18                             18


Common dividends ($.30 per share).................         -          -                -          (1,161)        (1,161)


Preferred dividends($2.50 per share)..............         -          -                -             (14)           (14)


Net income........................................         -          -                -           7,887          7,887
                                                   ---------   --------      -----------  --------------  -------------



Balance, June 30, 1999............................ 3,880,014   $     39         $218,105  $     (120,282) $     (97,862)
                                                   =========   ========      ===========  ==============  =============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six Months
                                                         Ended June 30,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
                                                      (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected.....................................  $ 38,911  $ 32,948
 Interest collected..................................       137       397
 Interest paid.......................................   (12,026)   (9,984)
 Payments for property operations....................   (20,777)  (16,806)
 Advisory and net income fee paid to affiliate.......      (718)   (2,094)
 General and administrative expenses paid............    (1,470)   (1,245)
 Distributions from operating cash flow of
    equity investees.................................       403        60
 Other...............................................       259    (2,025)
                                                       --------  --------

  Net cash provided by operating activities..........     4,719     1,251

Cash Flows from Investing Activities
 Acquisition of real estate..........................   (22,556)  (51,452)
 Real estate improvements............................    (9,889)   (3,237)
 Proceeds from sale of real estate...................   (24,864)    3,596
 Deposits on pending purchases.......................     1,870      (505)
 Collections on notes receivable.....................        33     2,180
 Distributions of equity investees' investing
    cash flow, net...................................     1,996       694
                                                       --------  --------

  Net cash (used in) investing activities............    (3,682)  (48,724)


Cash Flows from Financing Activities
   Payments on notes payable.........................   (27,092)  (13,678)
   Proceeds from notes payable.......................    40,051    49,654
   Deferred borrowing costs..........................      (759)     (876)
   Reimbursements to affiliates......................    (1,405)      (61)
   Repurchase of Common Stock........................         -      (336)
   Sale of Common Stock under dividend reinvestment
    plan.............................................        18        79
   Dividends to stockholders.........................    (1,161)   (4,949)
                                                       --------  --------

  Net cash provided by financing activities..........     9,652    29,833


Net increase <decrease> in cash and cash
 equivalents.........................................    10,689   (17,640)
Cash and cash equivalents, beginning of period.......    10,505    24,733
                                                       --------  --------

Cash and cash equivalents, end of period.............  $ 21,194  $  7,093
                                                       ========  ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                             For the Six Months
                                                               Ended June 30,
                                                         --------------------------
                                                             1999         1998
                                                          ----------   -----------
                                                           (dollars in thousands)


Reconciliation of net income to net cash
      provided by operating activities
Net income..............................................  $    7,887    $      626
 Adjustments to reconcile net income to net
         cash provided by operating activities
 Depreciation and amortization..........................       6,305         5,525
 Gain on sale of real estate............................     (10,151)       (2,132)
 Equity in (income) of investees........................        (504)         (432)
 Distributions from operating cash flow of equity
         investees......................................         403            60
 Decrease in interest receivable........................           -             4
 (Increase) decrease in other assets....................         273        (2,262)
 Increase (decrease) in interest payable................         (55)          564
 Increase (decrease) in other liabilities...............         561          (702)
                                                            --------       -------

   Net cash provided by operating activities............  $    4,719    $    1,251
                                                            ========       =======


Schedule of noncash investing and financing activities

Notes payable from purchase of real estate.............   $        -    $    2,970


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

The Company, a Nevada corporation, is successor to a California business trust that was organized on September 6, 1983. The Company invests in real estate through direct equity ownership and partnerships and also invests in mortgage loans on real estate, including first and junior mortgage loans.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

NOTE 2.  REAL ESTATE
--------------------

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

In May 1999, the Company purchased the Red Cross land, a 2.89 acre parcel of unimproved land in Dallas, Texas, for $7.6 million, paying $2.7 million in cash and obtaining mortgage financing of $4.3 million. The mortgage bears interest at a variable rate, currently 12.50% per

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

annum, requires monthly payments of interest only and matures in October 2000. A real estate brokerage commission of $70,000 was paid to Carmel Realty and a real estate acquisition fee of $76,000 was paid to BCM.

Also in May 1999, the Company sold the 109,497 sq. ft. 74 New Montgomery Office Building in San Francisco, California, for $19.3 million, receiving $12.1 million after paying off $6.5 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $410,000 to Carmel Realty. A gain of $8.3 million was recognized on the sale.

In June 1999, the Company purchased the 90,000 sq. ft. 4135 Beltline Road Office Building in Addison, Texas, for $4.5 million, paying $1.0 million in cash and obtaining mortgage financing of $3.5 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of interest only and matures in June 2001. A real estate brokerage commission of $154,000 was paid to Carmel Realty and a real estate acquisition fee of $45,000 was paid to BCM.

NOTE 3.  NOTES AND INTEREST RECEIVABLE
--------------------------------------

In March 1999, the Company accepted $33,000 for the early discounted payoff of four mortgage notes receivable with a combined principal balance of $55,000 and secured by undeveloped residential lots in Greensboro, North Carolina. No loss was incurred in excess of the reserves previously established.

In June 1999, seven mortgage notes receivable with an aggregate principal balance of $570,000 were written off as uncollectible. No loss was recognized in excess of the reserve previously established.

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES
----------------------------------------------------------

Set forth below are summarized results of operations of the real estate entities the Company accounts for using the equity method for the six months ended June 30, 1999 (dollars in thousands):

   Rents and interest income.............................    $9,903
   Depreciation..........................................    (1,562)
   Property operations...................................    (4,422)
   Interest expense......................................    (3,076)
                                                             ------
   Net income............................................    $  843
                                                             ======

The Company owns a combined 63.7% general and limited partner interest in Tri-City Limited Partnership ("Tri-City"), which, at January 1, 1999, owned three commercial properties in Texas. In June 1999, Tri-City sold the 48,696 sq. ft. Summit at Bridgewood Shopping Center in Ft. Worth, Texas, for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4. INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)
---------------------------------------------------------

commission of $119,000 to Carmel Realty. The Company received a distribution of $2.0 million of such net cash. Tri-City recognized a gain of $587,000 on the sale of which the Company's equity share was $374,000.


NOTE 5. NOTES AND INTEREST PAYABLE
----------------------------------

In January 1999, the maturity date of the $4.9 million mortgage secured by the 242 unit Summerstone Apartments in Houston, Texas, was extended from December 1998 to July 1999. All other terms of the mortgage remained unchanged. See
NOTE 8. "SUBSEQUENT EVENTS."

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 6. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $1.2 million of administrative expenses in the six months ended June 30, 1999, and $1.1 million in 1998. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

Presented below is the operating income of each of the Company's reportable operating segments, for the six months ended June 30, 1999, and each segment's assets at June 30.



                      Commercial
                      Properties  Apartments  Hotels    Land     Total
                      ----------  ----------  -------  -------  --------
  1999
---------
Rents...............    $ 15,935    $ 19,299  $ 3,460  $   472  $ 39,166
Property operating
 expenses...........       6,360      11,297    2,476      345    20,478
                        --------    --------  -------  -------  --------

Operating income....    $  9,575    $  8,002  $   984  $   127  $ 18,688
                        ========    ========  =======  =======  ========


Depreciation........    $  3,139    $  2,408  $   299  $     -  $  5,846
Interest on debt....       5,258       5,739      734      702    12,433
Real estate
 improvements.......       3,131       6,092      666        -     9,889
Assets..............     145,100     161,580   18,243   34,439   359,362


                      Commercial
                      Properties   Apartments           Total
                      ----------   ----------          -------

 Sales price........    $ 19,300    $  6,700           $26,000
 Cost of sale.......      11,017       4,832            15,849
                        --------    --------           -------

 Gain on sale.......    $  8,283    $  1,868           $10,151
                        ========    ========           =======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  OPERATING SEGMENTS
---------------------------

                               Commercial
                               Properties Apartments Hotels    Land   Total
                                --------  --------  -------  ------- --------
   1998
---------
Rents...............            $ 14,882  $ 16,806  $ 1,306  $   399  $ 33,393
Property operating
 expenses...........               6,365    10,003      823       92    17,283
                                --------  --------  -------  -------  --------
Operating income....            $  8,517  $  6,803  $   483  $   307  $ 16,110
                                ========  ========  =======  =======  ========

Depreciation........            $  3,062  $  1,925  $   142  $     -  $  5,129
Interest on debt....               5,212     5,021      308      403    10,944
Real estate
 improvements.......               2,144       951       94       48     3,237
Assets..............             160,314   136,522    5,429   22,066   324,331

                               Commercial
                               Properties                      Land     Total
                               ----------                    --------  -------
 Sales price........            $  3,800                      $     -  $ 3,800
 Cost of sale.......               3,800                            -    3,800
                                --------                      -------  -------
 Gain on sale.......            $      -                      $ 2,132* $ 2,132
                                ========                      =======  =======
-----------------
* In April 1998, the Company recognized the previously deferred gain on a prior years' land sale, on collection of the mortgage note receivable secured by the land parcel.

NOTE 7. COMMITMENTS AND CONTINGENCIES
-------------------------------------

The Company is involved in various lawsuits arising in the ordinary course of business. The Company's management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition.

NOTE 8. SUBSEQUENT EVENTS
-------------------------

In July 1999, the Company purchased the 57,493 sq. ft. Chesapeake Center Office Building in San Diego, California, for $5.2 million. The Company paid $2.2 million in cash, assumed the existing mortgage of $2.5 million and obtained seller financing of the remaining $500,000 of the purchase price. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $24,076 and matures in August 2005. The seller financing bears interest at 7.25% per annum, requires quarterly payments of interest only and matures in July 2002. The Company paid a real estate brokerage commission of $174,000 to Carmel Realty and a real estate acquisition fee of $52,000 to BCM.

Also in July 1999, the Company refinanced the matured mortgage debt secured by the 242 unit Summerstone Apartments in Houston, Texas, in the amount of $5.3 million, receiving net cash of $347,000 after paying off $4.9 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $53,000 to

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. SUBSEQUENT EVENTS (Continued)
-------------------------

BCM. The new mortgage bears interest at 7.67% per annum, requires monthly payments of principal and interest of $37,535 and matures in August 2009.

Further in July 1999, the Company sold the .925 acre Republic land parcel in Dallas, Texas, for $1.8 million, receiving net cash of $443,000 after paying off $1.2 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $75,000 to Carmel Realty. A gain will be recognized on the sale.

In July 1999, the Company sold the 216,131 sq. ft. Parke Long Industrial Warehouse in Chantilly, Virginia, for $15.1 million, receiving net cash of $6.4 million after paying off $7.6 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $347,000 to Carmel Realty. A gain will be recognized on the sale.

In July 1999, Tri-City sold the 53,472 sq. ft. MacArthur Mills Office Building in Carrollton, Texas, for $3.9 million, receiving net cash of $2.3 million after paying off $1.3 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. The Company received a distribution of $1.5 million of such net cash. Tri-City will recognize a gain on the sale.

                             --------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Introduction
------------

The Company invests in real estate through direct ownership and partnerships and invests in mortgage loans, including first, wraparound and junior mortgage loans. The Company is the successor to a business trust that was organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents aggregated $21.2 million at June 30, 1999, compared with $10.5 million at December 31, 1998. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Net cash provided by operating activities increased to $4.7 million for the six months ended June 30, 1999, from $1.3 million for the six months ended June 30, 1998. The primary factors affecting the Company's cash flow from operations are discussed in the following paragraphs.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $18.1 million in 1999, from $16.1 million in 1998. Of this increase, $1.5 million was due to the Company having acquired 25 properties during 1998 and 1999 and $1.4 million was due to an increase in rental rates and a decrease in vacancies at the Company's commercial properties. These increases were partially offset by a decrease of $1.2 million due to six properties being sold during 1998 and 1999.

Interest collected decreased to $137,000 in 1999, from $397,000 in 1998. The decrease was due to eight mortgage notes receivable being collected in full in 1998 and 1999, the foreclosure of the collateral securing one note receivable in 1998 and the foreclosure of another note receivable expected to occur in the third quarter of 1999.

Interest paid increased to $12.0 million in 1999, from $10.0 million in 1998. This increase was due to the acquisition of 23 properties subject to debt, refinancings of properties where the debt balance was increased and financings obtained on two previously unencumbered properties during 1998 and 1999. The increase was partially offset by a decrease of $682,000 due to the sale of six properties in 1998 and 1999.

Advisory and net income fee payments decreased to $718,000 in 1999, from the $2.1 million paid in 1998. The decrease was due to the payment in 1998 of the accrued fourth quarter 1997 net income fee of $1.0 million, no such fee being earned by the advisor in 1998, and an additional $458,000 was due to an increase in the advisory fee refund for 1998 received in the first quarter of 1999.
Under its advisory agreement with BCM, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of the Company exceed certain limits specified in the advisory agreement.

General and administrative expenses paid increased to $1.5 million in 1999, from $1.2 million in 1998. This increase was mainly due to an increase in legal and other professional fees.

Distributions received from equity joint ventures' operating cash flow increased to $403,000 in 1999, from $60,000 in 1998. This increase is mainly due to a decrease in operating expense at Tri-City's properties.

In February 1999, the Company sold the Mariner's Point Apartments in St.
  Petersburg, Florida, receiving net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs. See NOTE 2. "REAL ESTATE."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In March 1999, the Company purchased (1) the Vista Hills Apartments in El Paso, Texas, for $5.2 million, consisting of $1.6 million in cash and mortgage financing of $3.6 million; and, (2) the Dominion land in Dallas, Texas, for $3.6 million, consisting of $1.2 million in cash and mortgage financing of $2.4 million. See NOTE 2. "REAL ESTATE."

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

In May 1999, the Company sold the 74 New Montgomery Office Building in San Francisco, California, receiving net cash of $12.1 million after paying off $6.5 million in mortgage debt and the payment of various closing costs. See 2. "REAL ESTATE."

Also in May 1999, the Company purchased the Red Cross land in Dallas, Texas, for $7.6 million, consisting of $3.3 million in cash and mortgage financing of $4.3 million. See NOTE 2. "REAL ESTATE."

In June 1999, the Company purchased the 4135 Beltline Road Office Building in Addison, Texas, for $4.5 million, consisting of $1.0 million in cash and mortgage financing of $3.5 million. See NOTE 2. "REAL ESTATE."

In the first six months of 1999, the Company paid quarterly dividends to Common stockholders of $.30 per share, or a total of $1.2 million, and $2.50 per share or a total of $14,000 to Preferred stockholders and 1,551 shares of Common Stock were sold through the dividend reinvestment program for a total of $18,000.

The Company's Board of Directors has approved the repurchase of a total of 687,000 shares of the Company's Common Stock. Through June 30, 1999, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. During the first six months of 1999, no shares were repurchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

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

Results of Operations
---------------------

The Company had net income of $7.6 million and $7.9 million in the three and six months ended June 30, 1999, as compared to net income of $1.8 million and $626,000 in the corresponding periods in 1998. Net income in the three and six months ended June 30, 1999, included $8.3 million and $10.2 million of gains on the sale of real estate. Net income in the three and six months ended June 30, 1998, included gains on sale of real estate of $2.1 million. Fluctuations in this and other components of revenue and expense between the 1998 and 1999 periods are discussed below.

Rents in the three and six months ended June 30, 1999, increased to $20.1 million and $39.2 million from $17.3 million and $33.4 million in 1998. Of these increases, $591,000 and $1.9 million were due to an increase in rental rates and an increase in occupancy at the Company's commercial properties and $2.9 million and $5.2 million were due to the acquisition of 25 properties in 1998 and 1999. These increases were partially offset by decreases of $1.4 million and $2.0 million due to the sale of six properties in 1998 and 1999. Rents are expected to continue to increase due to properties acquired in 1998 and 1999.

Interest income decreased to $38,000 and $140,000 in the three and six months ended June 30, 1999, compared to $175,000 and $393,000 in 1998. The decrease was due to the collateral securing one mortgage note receivable being foreclosed in 1998 and the collateral securing one note receivable expected to be foreclosed in the third quarter of 1999. Interest income for the remaining quarters of 1999 is expected to be insignificant.

Property operations expense in the three and six months ended June 30, 1999 increased to $10.2 million and $20.5 million from $8.9 million and $17.3 million in 1998. Of these increases, $2.0 million and $3.2 million were due to the acquisition of 25 properties in 1998 and 1999,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

partially offset by a decrease of $668,000 and $725,000 due to the sale of six properties during 1998 and 1999. Property operating expenses are expected to continue to increase due to properties acquired in 1998 and 1999.

Interest expense increased to $6.2 million and $12.4 million in the three and six months ended June 30, 1999, from $5.6 million and $10.9 million in 1998. Of these increases, $956,000 and $2.1 million were due to the debt incurred or assumed on 23 of the 25 properties acquired in 1998 and 1999 and $86,000 and $227,000 due to refinancings where the debt balance was increased and financing obtained on unencumbered properties. These increases were partially offset by decreases of $347,000 and $634,000 due to the sale of six properties in 1998 and 1999. Interest expense for the remainder of 1999 is expected to increase due to properties acquired in 1998 and 1999.

Depreciation increased to $3.0 million and $5.8 million in the three and six months ended June 30, 1999, from $2.6 million and $5.1 million in 1998. Of these increases, $436,000 and $854,000 were due to the acquisition of 20 income producing properties in 1998 and 1999 and $210,000 and $432,000, due to depreciation of prior years capital and tenant improvements. These increases were partially offset by decreases of $290,000 and $569,000 due to six properties being sold during 1998 and 1999. Depreciation is expected to continue to increase during the remainder of 1999 as a result of the properties acquired in 1998 and 1999.

Advisory fee increased to $740,000 and $1.5 million in the three and six months ended June 30, 1999, from $641,000 and $1.3 million in 1998. These increases were due to an increase in the Company's gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in the Company's gross assets.

Net income fee increased to $641,000 and $659,000 in the three and six months ended June 30, 1999 as compared to $48,000 in the three and six months ended June 30, 1998. The net income fee is payable to the Company's advisor based on 7.5% of the Company's net income. No such fee was incurred in the first quarter of 1998.

General and administrative expenses increased to $571,000 and $1.2 million in the three and six months ended June 30, 1999, from $486,000 and $1.1 million in 1998. These increases were mainly due to an increase in legal and other professional fees.

Equity in earnings of investees increased to $479,000 and $504,000 in the three and six months ended June 30, 1999, from $414,000 and $432,000 in 1998. The increases were mainly due to a decrease in property operating expenses at one of the commercial properties in the Tri-City joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

In the three and six months ended June 30, 1999, the Company recognized gains of $8.3 million and $10.1 million from the sale of Mariner's Pointe Apartments and 74 New Montgomery Office Building. In the six months ended June 30, 1998, a previously deferred gain of $2.1 million was recognized on the sale of real estate in the first quarter of 1998. Such gain had been deferred on a prior years sale on one of the Company's properties until the financing provided by the Company was collected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

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

                            ----------------------


                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

-------------------------

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

ITEM 5. OTHER INFORMATION
-------------------------

Proposed Merger with Continental Mortgage and Equity Trust
----------------------------------------------------------

On September 25, 1998, the Company and CMET jointly announced the agreement of their respective Boards, for the Company to acquire CMET. Under the proposal the Company would acquire all of CMET's outstanding shares of beneficial interest in a tax free exchange, for shares of its Common Stock. The Company will issue
1.181 shares of its Common Stock for each outstanding share of beneficial interest of CMET. Upon the exchange of shares, CMET would merge into the Company. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of CMET's outstanding shares of beneficial interest and, if a proposed amendment to the Company's Articles of Incorporation is approved, the vote of a majority of the Company's outstanding shares of Common Stock. As of July 31, 1999, BCM, the Company's advisor, and its affiliates held shares representing approximately 60.1% of the outstanding shares of CMET and approximately 46.6% of the outstanding shares of the Company. A date for the special meeting of the shareholders to vote on the merger proposal has been set for September 28, 1999. The Company has the same Board and advisor as CMET.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


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



                                            TRANSCONTINENTAL REALTY
                                            INVESTORS, INC.


Date:     August 16, 1999           By:  /s/ Randall M. Paulson
     -------------------------         --------------------------------
                                       Randall M. Paulson
                                       President


Date:     August 16, 1999           By:  /s/ Thomas A. Holland
     -------------------------         --------------------------------
                                       Thomas A. Holland
                                       Executive Vice President and
                                       Chief Financial Officer
                                       Principal Financial and
                                       Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Six Months ended June 30, 1999



Exhibit                                                          Page
Number                       Description                        Number
-------  ---------------------------------------------------    ------


 27.0      Financial Data Schedule                                24