Form 10-Q
period 1999-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-11-12
CIK 733590

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                      ------------------


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
                                        ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                            3,883,041
----------------------------                ---------------------------------
          (Class)                           (Outstanding at October 29, 1999)

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      September 30,  December 31,
                                                          1999           1998
                                                      -------------  ------------
                                                        (dollars in thousands,
                                                           except per share)
                        Assets
                        ------
Notes and interest receivable
  Performing........................................       $  1,378      $  1,429
  Nonperforming.....................................            383           950
                                                           --------      --------
                                                              1,761         2,379

Less - allowance for estimated losses...............           (293)         (886)
                                                           --------      --------
                                                              1,468         1,493

Foreclosed real estate held for sale................            281         1,356


Real estate held for investment, net of
  accumulated depreciation ($62,288 in 1999 and
  $61,241 in 1998)...................................       375,200       347,389
Investment in real estate entities..................          1,669         3,458
Cash and cash equivalents...........................         16,254        10,505
Other assets (including $14,276 in 1999 and $1,325
  in 1998 from affiliates)..........................         29,380        18,002
                                                           --------      --------

                                                           $424,252      $382,203
                                                           ========      ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     September 30,     December 31,
                                                         1999             1998
                                                     ------------      ------------
                                                         (dollars in thousands,
                                                            except per share)


         Liabilities and Stockholders' Equity
         ------------------------------------
Liabilities
Notes and interest payable............................  $ 308,801         $ 282,688
Other liabilities (including $866 in 1999 and $62
  in 1998 to affiliates)..............................     12,672             8,383
                                                        ---------         ---------
                                                          321,473           291,071

Minority interest.....................................        384               -


Stockholders' equity

Preferred stock
  Series A; $.01 par value; authorized, 6,000 shares;
    issued and outstanding 5,829 shares in 1999 and
    1998 (liquidation preference $583)..................       -                -
Common stock, $.01 par value, authorized, 10,000,000
  shares; issued and outstanding, 3,881,503 shares
  in 1999 and 3,878,463 in 1998........................         39               39
Paid-in capital.......................................     218,122          218,087
Accumulated distributions in excess of
 accumulated earnings.................................    (115,766)        (126,994)
                                                         ---------        ---------

                                                           102,395           91,132
                                                         ---------        ---------

                                                         $ 424,252        $ 382,203
                                                         =========        =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                    For the Three Months         For the Nine Months
                                     Ended September 30,         Ended September 30,
                                  -------------------------    ------------------------
                                      1999          1998          1999          1998
                                  ----------     ----------    -----------   ----------
                                       (dollars in thousands, except per share)
Income
 Rents..........................  $   18,445     $   18,021     $   57,628   $   51,414
 Interest and other income......         174            200            297          593
                                  ----------     ----------     ----------   ----------
                                      18,619         18,221         57,925       52,007

Expenses
 Property operations............       9,676         10,072         30,154       27,355
 Interest.......................       6,289          5,921         18,722       16,865
 Depreciation...................       2,891          2,753          8,737        7,882
 Advisory fee to affiliate......         765            671          2,220        1,927
  Net income fee to affiliate.           396            604          1,055          651
 General and administrative.....         962            584          2,165        1,649
                                  ----------     ----------     ----------   ----------
                                      20,979         20,605         63,053       56,329
                                  ----------     ----------     ----------   ----------


<Loss> from operations..........      (2,360)        (2,384)        (5,128)      (4,322)

Equity in income <loss> of
  investees.....................       1,631            <90>         2,135          342
Gain on sale of real estate.....       5,850          9,883         16,001       12,015
                                  ----------     ----------     ----------   ----------

Net income......................       5,121          7,409         13,008        8,035
Preferred dividend requirement            (9)           -              (23)         -
                                  ----------     ----------     ----------   ----------

Net income applicable to
  Common shares.................  $    5,112     $    7,409     $   12,985   $    8,035
                                  ==========     ==========     ==========   ==========

Earnings Per Share

Net income....................    $     1.32     $     1.91     $     3.35   $     2.07
                                  ==========     ==========     ==========   ==========

Weighted average Common
  shares used in computing
  earnings per share..........     3,880,617      3,871,438      3,879,954    3,876,505
                                  ==========     ==========     ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                Accumulated
                                                                                               Distributions
                                                           Common Stock                         in Excess of
                                                       ---------------------      Paid-in       Accumulated      Stockholders'
                                                         Shares      Amount       Capital        Earnings         Equity
                                                       ----------   --------    -----------    -------------    ------------
                                                                   (dollars in thousands, except per share)
Balance, January 1, 1999..........................      3,878,463   $     39    $   218,087    $    <126,994>   $     91,132


Sale of Common Stock under dividend reinvestment
 plan............................................           3,040        -               35              -                35


Common dividends ($.45 per share).................            -          -              -             (1,757)         (1,757)


Preferred dividends($3.75 per share)..............            -          -              -                (23)            (23)


Net income........................................            -          -              -             13,008          13,008
                                                       ----------   --------    -----------    -------------    ------------


Balance, September 30, 1999.......................      3,881,503   $     39    $   218,122    $    (115,766)   $    102,395
                                                       ==========   ========    ===========    =============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Nine Months
                                                        Ended September 30,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
                                                       (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected.....................................  $  56,724    $  51,083
 Interest collected..................................        289          592
 Interest paid.......................................    (17,960)     (15,630)
 Payments for property operations....................    (28,686)     (27,566)
 Advisory and net income fee paid to affiliate.......     (2,128)      (2,782)
 General and administrative expenses paid............     (2,257)      (1,844)
 Distributions from operating cash flow of equity
   investees.........................................        376          112
 Other...............................................       (698)      (2,816)
                                                        --------     --------

   Net cash provided by operating activities.........      5,660        1,149


Cash Flows from Investing Activities
 Acquisition of real estate..........................    (40,443)     (59,260)
 Real estate improvements............................    (15,360)      (5,739)
 Proceeds from sale of real estate...................     44,266       30,383
 Deposits on pending purchases.......................      1,772         (655)
 Deferred merger costs...............................       (257)        (477)
 Collections on notes receivable.....................         33        2,711
 Distributions of equity investees' investing
   cash flow, net....................................      3,556          701
 Contributions to equity investees...................         (9)         (16)
                                                        --------     --------
   Net cash (used in) investing activities...........     (6,442)     (32,352)


Cash Flows from Financing Activities
 Payments on notes payable...........................    (43,111)     (29,280)
 Proceeds from notes payable.........................     62,070       62,677
 Deferred borrowing costs............................     (1,028)      (1,428)
 Reimbursements to advisor...........................     (9,655)         (61)
 Repurchase of common stock..........................        -           (336)
 Sale of common stock under dividend reinvestment
   plan..............................................         35           79
 Dividends to stockholders...........................     (1,780)      (5,524)
                                                        --------     --------

  Net cash provided by financing activities..........      6,531       26,127


Net increase <decrease> in cash and cash
  equivalents........................................      5,749       (5,076)
Cash and cash equivalents, beginning of period.......     10,505       24,733
                                                        --------     --------

Cash and cash equivalents, end of period.............  $  16,254     $ 19,657
                                                       =========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                          For the Nine Months
                                                          Ended September 30,
                                                        ------------------------
                                                           1999          1998
                                                        -----------   ----------
                                                        (dollars in thousands)

Reconciliation of net income to net cash
  provided by operating activities
Net income..............................................  $ 13,008    $  8,035
Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization.........................     9,454       8,473
  Gain on sale of real estate...........................   (16,001)    (12,015)
  Equity in (income) of investees.......................    (2,135)       (342)
  Distributions from operating cash flow of equity
    investees...........................................       376         112
  (Increase) in interest receivable.....................        (8)         (1)
  (Increase) in other assets............................    (4,019)     (3,178)
  Increase in interest payable..........................        45         644
  Increase (decrease) in other liabilities..............     4,940        (579)
                                                          --------    --------

    Net cash provided by operating activities...........  $  5,660    $  1,149
                                                          ========    ========


Schedule of noncash investing and financing activities

Notes payable from purchase of real estate..............  $  7,348    $  2,970




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

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

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

In March 1999, the Company purchased the 264 unit Vista Hills Apartments in El Paso, Texas, for $5.2 million, paying $1.6 million in cash and obtaining mortgage financing of $3.6 million. The mortgage bears interest at a variable rate, currently 8.34% per annum, requires monthly payments of principal and interest of $26,897 and matures in April 2004. A real estate brokerage commission of $173,000 was paid to Carmel Realty and a real estate acquisition fee of $52,000 was paid to BCM.

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

In May 1999, the Company purchased the Red Cross land, a 2.89 acre parcel of improved land in Dallas, Texas, for $7.6 million, paying $3.3 million in cash and obtaining mortgage financing of $4.3 million. The mortgage bears interest at a variable rate, currently 12.75% per

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

annum, requires monthly payments of interest only and matures in October 2000. A real estate brokerage commission of $70,000 was paid to Carmel Realty and a real estate acquisition fee of $76,000 was paid to BCM.

Also in May 1999, the Company sold the 109,497 sq. ft. 74 New Montgomery Office Building in San Francisco, California, for $19.3 million, receiving net cash of $12.1 million after paying off $6.5 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $410,000 to Carmel Realty. A gain of $8.3 million was recognized on the sale.

In June 1999, the Company purchased the 90,000 sq. ft. 4135 Beltline Road Office Building in Addison, Texas, for $4.5 million, paying $1.0 million in cash and obtaining mortgage financing of $3.5 million. The mortgage bears interest at a variable rate, currently 9.62% per annum, requires monthly payments of interest only and matures in June 2001. A real estate brokerage commission of $154,000 was paid to Carmel Realty and a real estate acquisition fee of $45,000 was paid to BCM.

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

Also in July 1999, the Company sold the Republic land a .925 acre parcel of improved land in Dallas, Texas, for $1.8 million, receiving net cash of $443,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $75,000 to Carmel Realty. A gain of $675,000 was recognized on the sale.

In July 1999, the Company sold the 216,131 sq. ft. Parke Long Industrial Warehouse in Chantilly, Virginia, for $15.1 million, receiving net cash of $6.4 million after paying off $7.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $347,000 to Carmel Realty. A gain of $5.1 million was recognized on the sale.

In September 1999, the Company purchased the 90,009 sq. ft. Remington Office Tower in Tulsa, Oklahoma, for $4.6 million. The Company paid $1.0 million in cash and assumed the existing mortgage of $3.6 million. The mortgage bears interest at 7.38% per annum, requires monthly payments of principal and interest of $27,055 and matures in May 2005. The Company paid a real estate brokerage commission of $157,000 to Carmel Realty and a real estate acquisition fee of $46,000 to BCM.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

In September 1999, the Company purchased the Alamo Springs land, a .678 acre parcel of unimproved land in Dallas, Texas, for $1.3 million, paying $533,000 in cash and assuming the existing mortgage of $750,000. The mortgage bears interest at 16.5% per annum, requires monthly payments of interest only and matures in September 2001. The Company paid a real estate brokerage commission of $51,000 to Carmel Realty and a real estate acquisition fee of $13,000 to BCM.

Also in September 1999, the Company purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million paying $3.5 million in cash and obtaining mortgage financing of $10.5 million. The mortgage bears interest at 8.5% per annum requires monthly payments of principal and interest of $84,549 and matures in October 2004. A real estate brokerage commission of $330,000 was paid to Carmel Realty and a real estate acquisition fee of $140,000 to BCM.

Related Party. Effective July 1, 1999, the Company leased its three hotels, in Chicago, Illinois and its hotel in San Francisco, California, to Regis Hotel Corporation ("Regis"), an affiliate of BCM, the Company's advisor. Each lease agreement provides for an annual base rent plus 30% of the revenues to be paid by Regis. The lease expires July 1, 2007.

NOTE 3.  NOTES AND INTEREST RECEIVABLE
--------------------------------------

In March 1999, the Company accepted $33,000 for the early discounted payoff of four mortgage notes receivable with a combined principal balance of $55,000 and secured by unimproved residential lots in Greensboro, North Carolina. No loss was incurred in excess of the reserves previously established.

In June 1999, seven mortgage notes receivable with an aggregate principal balance of $570,000 were written off as uncollectible. No loss was recognized in excess of the reserve previously established.

NOTE 4.  INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES
----------------------------------------------------------

Set forth below are summarized results of operations of the real estate entities the Company accounts for using the equity method for the nine months ended September 30, 1999 (dollars in thousands):


   Rents and interest income..........................  $17,615
   Depreciation.......................................    2,323
   Property operations................................    6,803
   Interest expense...................................    4,533
                                                        -------
   Net income.........................................  $ 3,956
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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4. INVESTMENTS IN EQUITY METHOD REAL ESTATE ENTITIES (Continued)
---------------------------------------------------------

the 48,696 sq. ft. Summit at Bridgewood Shopping Center in Ft. Worth, Texas, for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage commission of $119,000 to Carmel Realty. The Company received a distribution of $2.0 million of such net cash. Tri-City recognized a gain of $587,000 on the sale of which the Company's equity share was $374,000. In July 1999, Tri-City sold the 53,472 sq. ft. MacArthur Mills Office Building in Carrollton, Texas, for $3.9 million, receiving net cash of $2.3 million after paying off $1.3 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel Realty. The Company received a distribution of $1.5 million of such net cash. Tri-City recognized a gain of $2.3 million on the sale of which the Company's equity share was $1.4 million.

NOTE 5. NOTES AND INTEREST PAYABLE
----------------------------------

In January 1999, the maturity date of the $4.9 million mortgage secured by the 242 unit Summerstone Apartments in Houston, Texas, was extended from December 1998 to July 1999. In July 1999, the Company refinanced the matured mortgage debt in the amount of $5.3 million, receiving net cash of $258,000 after paying off $4.9 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.67% per annum, requires monthly payments of principal and interest of $37,535 and matures in August 2009. A mortgage brokerage and equity refinancing fee of $53,000 was paid to BCM.

In March 1999, the Company refinanced the matured mortgage debt secured by the 74,603 sq. ft. Lexington Center Office Building in Colorado Springs, Colorado, in the amount of $4.3 million, receiving net cash of $136,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 8.34% per annum, requires monthly payments of principal and interest of $32,479 and matures in April 2004. A mortgage brokerage and equity refinancing fee of $43,000 was paid to BCM.

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

Also in April 1999, the Company refinanced the mortgage debt secured by the 106,257 sq. ft. Waterstreet Office Building in Boulder, Colorado, in the amount of $13.3 million receiving net cash of $5.4 million after paying off $7.9 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.76% per annum,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 5. NOTES AND INTEREST PAYABLE (Continued)
----------------------------------

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

In September 1999, the Company refinanced the mortgage debt secured by the 49 unit Villas at Fairpark Apartments in Los Angeles, California, in the amount of $2.4 million, receiving net cash of $847,000 after paying off $1.5 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest of $19,054 and matures in September 2006. A mortgage brokerage and equity refinancing fee of $24,000 was paid to BCM.

On October 1, 1999, the $845,000 in debt secured by an assignment of the Company's ownership interest in Transcontinental 4400, Inc. ("4400, Inc."), a wholly-owned subsidiary of the Company matured. Such debt was not paid at maturity. 4400, Inc. owns three apartments in Midland, Texas, secured by mortgages from the same lender totaling $6.0 million. The debt was not paid at maturity due to the lender's failure to advance by October 1, 1999, an additional $1.5 million on the $6.0 million in mortgages, as required by the loan agreement. The lender has declared an event of default as it relates to these mortgages. The Company has commenced litigation against such lender. If the Company and the lender can not reach agreement to restructure the debt, the Company will pay it off.

NOTE 6. OPERATING SEGMENTS
--------------------------

Significant differences among the accounting policies of the Company's operating segments as compared to the Company's consolidated financial statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. The Company based reconciliation of expenses that are not reflected in the segments is $2.2 million of general and administrative expenses in the nine months ended September 30, 1999, and $1.6 million in 1998. There are no intersegment revenues and expenses and the Company conducts all of its business in the United States.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6. OPERATING SEGMENTS (Continued)
--------------------------

Presented below is the operating income of each of the Company's reportable operating segments, for the nine months ended September 30, 1999, and each segment's assets at September 30.


                      Commercial
                      Properties  Apartments  Hotels    Land     Total
                      ----------  ----------  -------  -------  --------
   1999
---------
Rents...............  $   23,472  $   29,188  $ 4,312  $   656  $ 57,628
Property operating
 expenses...........       9,501      17,553    2,557      543    30,154
                      ----------  ----------  -------  -------  --------
Operating income....  $   13,971  $   11,635  $ 1,755  $   113  $ 27,474
                      ==========  ==========  =======  =======  ========

Depreciation........  $    4,603  $    3,631  $   503  $   -    $  8,737
Interest on debt....       7,862       8,579    1,085    1,196    18,722
Real estate
 improvements.......       3,988       9,801    1,571      -      15,360
Assets..............     161,767     164,065   18,944   30,705   375,481

                      Commercial
                      Properties  Apartments            Land     Total
                      ----------  ----------           -------  --------
 Sales price........  $   34,400  $    6,700           $ 1,800  $ 42,900
 Cost of sale.......      20,942       4,832             1,125    26,899
                      ----------  ----------           -------  --------
 Gain on sale.......  $   13,458  $    1,868           $   675  $ 16,001
                      ==========  ==========           =======  ========

                      Commercial
                      Properties  Apartments   Hotels    Land     Total
                      ----------  ----------  -------  -------  --------
   1998
 --------
Rents...............  $   22,965  $   25,900  $ 2,091  $   458  $ 51,414
                      ----------  ----------  -------  -------  --------
Property operating
 expenses...........       9,660      16,169    1,271      255    27,355
                      ----------  ----------  -------  -------  --------
Operating income....  $   13,305  $    9,731  $   820  $   203  $ 24,059
                      ==========  ==========  =======  =======  ========


Depreciation........  $    4,704  $    2,962  $   216  $   -    $  7,882
Interest on debt....       8,153       7,617      434      661    16,865
Real estate
 improvements.......       3,897       1,631      143       68     5,739
Assets..............     152,964     138,576    5,404   22,086   319,030

                      Commercial
                      Properties                         Land     Total
                      ----------                       -------  --------
 Sales price........  $   32,504                       $   -    $ 32,504
 Cost of sale.......      23,292                           -      23,292
                      ----------                       -------  --------
 Gain on sale.......  $    9,212                       $ 2,132* $ 11,344
                      ==========                       =======  ========
-----------------

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

NOTE 8. SUBSEQUENT EVENTS
-------------------------

In October 1999, the Company refinanced the mortgage debt secured by the 132 unit Villa Piedra Apartments in Los Angeles, California, in the amount of $4.7 million, receiving net cash of $1.1 million after paying off $3.5 million in mortgage debt, funding required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 8.18% per annum, requires monthly payments of principal and interest of $35,664 and matures in October 2002. A mortgage brokerage and equity refinancing fee of $47,000 was paid to BCM.

Also in October 1999, the Company sold the 177,563 sq. ft. Corporate Center in Ashburn, Virginia, for $12.3 million, receiving net cash of $4.9 million after paying off $6.8 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $293,000 to Carmel Realty. A gain will be recognized on the sale.

                            -----------------------


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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents aggregated $16.3 million at September 30, 1999, compared with $10.5 million at December 31, 1998. The Company's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. The Company anticipates that its cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of its mortgage debt will be sufficient to meet all of the Company's cash requirements including debt service obligations and expenditures for property maintenance and improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Net cash provided by operating activities increased to $5.7 million for the nine months ended September 30, 1999, from $1.1 million for the nine months ended September 30, 1998. The primary factors affecting the Company's cash flow from operations are discussed in the following paragraphs.

The Company's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $28.0 million in 1999, from $23.5 million in 1998. Of this increase, $2.5 million was due to the Company having acquired 29 properties during 1998 and 1999 and $2.5 million was due to an increase in rental rates and a decrease in vacancies at the Company's commercial and residential properties. These increases were partially offset by a decrease of $1.8 million due to seven properties being sold during 1998 and 1999.

Interest collected decreased to $289,000 in 1999, from $592,000 in 1998. The decrease was due to eight mortgage notes receivable being collected in full in 1998 and 1999, the foreclosure of the collateral securing one note receivable in 1998 and the foreclosure of the collateral securing another note receivable which is expected to occur in the fourth quarter of 1999.

Interest paid increased to $18.0 million in 1999, from $15.6 million in 1998. This increase was due to the acquisition of 26 properties subject to debt, refinancings of properties where the debt balance was increased and financings obtained on two previously unencumbered properties during 1998 and 1999. The increase was partially offset by a decrease of $1.2 million due to the sale of seven properties in 1998 and 1999.

Advisory and net income fee payments decreased to $2.1 million in 1999, from the $2.8 million paid in 1998. The decrease was due to the payment in 1998 of the accrued fourth quarter 1997 net income fee of $1.0 million, no such fee being earned by the advisor in 1998, and an additional $458,000 was due to an increase in the advisory fee refund for 1998 received in the first quarter of 1999.
Under its advisory agreement with BCM, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of the Company exceed certain limits specified in the advisory agreement.

General and administrative expenses paid increased to $2.3 million in 1999, from $1.8 million in 1998. This increase was mainly due to an increase in legal and other professional fees.

Distributions received from equity joint ventures' operating cash flow increased to $376,000 in 1999, from $112,000 in 1998. This increase is mainly due to a decrease in vacancies at Tri-City's properties.

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

In May 1999, the Company sold the 74 New Montgomery Office Building in San Francisco, California, receiving net cash of $12.1 million after paying off $6.5 million in mortgage debt and the payment of various closing costs and (2) purchased the Red Cross land in Dallas, Texas, for $7.6 million, consisting of $3.3 million in cash and mortgage financing of $4.3 million.

In June 1999, the Company purchased the 4135 Beltline Road Office Building in Addison, Texas, for $4.5 million, consisting of $1.0 million in cash and mortgage financing of $3.5 million.

In July 1999, the Company purchased Chesapeake Center Office Building in San Diego, California, for $5.2 million, paying $2.2 million in cash, assuming of the existing mortgage of $2.5 million and obtaining seller financing of $500,000.

Also in July 1999, the Company refinanced the mortgage debt secured by the Summerstone Apartments in Houston, Texas, receiving net cash of $258,000 after paying off $4.9 million in mortgage debt and the payment of various closing costs.

Further in July 1999, the Company sold (1) the Republic land parcel in Dallas, Texas, receiving net cash of $443,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs and (2) the Parke Long Industrial Warehouse in Chantilly, Virginia, receiving net cash of $6.4 million after paying off $7.6 million in mortgage debt and the payment of various closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In September 1999, the Company purchased (1) the Remington Tower in Tulsa, Oklahoma, for $4.6 million, paying $1.0 million in cash and assuming the existing mortgage of $3.6 million; (2) the Alamo Springs land in Dallas, Texas, for $1.3 million, paying $533,000 in cash and assuming the existing mortgage of $750,000; and (3) the Eaton Square Building in Tulsa, Oklahoma, for $14.0 million, paying $3.5 million in cash and obtaining mortgage financing of $10.5 million.

Also in September 1999, the Company refinanced the mortgage debt secured by the Villas at Fairpark Apartments in Los Angeles, California, receiving net cash of $847,000 after paying off $1.5 million in mortgage debt and the payment of various closing costs.

On October 1, 1999, the $845,000 in debt secured by an assignment of the Company's ownership interest in 4400, Inc., a wholly-owned subsidiary of the Company matured. Such debt was not paid at maturity. 4400, Inc. owns three apartments in Midland, Texas, secured by mortgages from the same lender totaling $6.0 million. The debt was not paid at maturity due to the lender's failure to advance by October 1, 1999, an additional $1.5 million on the $6.0 million in mortgages, as required by the loan agreement. The lender has declared an event of default as it relates to these mortgages. The Company has commenced litigation against such lender. If the Company and the lender can not reach agreement to restructure the debt, the Company will pay it off.

In October 1999, the Company refinanced the mortgage debt secured by the Villa Piedra Apartments in Los Angeles, California, receiving net cash of $1.1 million after paying off $3.5 million in mortgage debt and various closing costs and escrows.

Also in October 1999, the Company sold the 177,563 sq. ft. Corporate Center in Ashburn, Virginia, receiving net cash of $4.9 million after paying off $6.8 million in mortgage debt and the payment of various closing costs.

In the first nine months of 1999, the Company paid quarterly dividends to common stockholders of $.45 per share, or a total of $1.8 million, and $3.75 per share or a total of $23,000 to preferred stockholders and 3,040 shares of common stock were sold through the dividend reinvestment program for a total of $35,000.

The Company's Board of Directors has approved the repurchase of a total of 687,000 shares of the Company's Common Stock. Through September 30, 1999, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. During the first nine months of 1999, no shares were repurchased.

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

Results of Operations
---------------------

The Company had net income of $5.1 million and $13.0 million in the three and nine months ended September 30, 1999, as compared to net income of $7.4 million and $8.0 million in the corresponding periods in 1998. Net income in the three and nine months ended September 30, 1999, included $5.9 million and $16.0 million of gains on the sale of real estate. Net income in the three and nine months ended September 30, 1998, included gains on sale of real estate of $9.9 million and $12.0 million. Fluctuations in these and the other components of revenue and expense between the 1998 and 1999 periods are discussed below.

Rents in the three and nine months ended September 30, 1999, increased to $18.4 million and $57.6 million from $18.0 million and $51.4 million in 1998. Of these increases, $971,000 and $2.5 million were due to an increase in rental rates and an increase in occupancy at the Company's commercial and residential properties and $1.6 million and $7.3 million were due to the acquisition of 29 properties in 1998 and 1999. These increases were partially offset by decreases of $1.7 million and $3.8 million due to the sale of seven properties in 1998 and 1999 and $417,000 due to the leasing of the Company's four hotels effective July 1, 1999. Rents are expected to continue to increase due to properties acquired in 1998 and 1999.

Interest and other income decreased to $174,000 and $297,000 in the three and nine months ended September 30, 1999, compared to $200,000 and $593,000 in 1998. The decrease was due to the collateral securing a mortgage note receivable being foreclosed in 1998 and the collateral securing a note receivable expected to be foreclosed in the fourth quarter of 1999. Interest income for the remainder of 1999 is expected to be insignificant.

Property operations expense in the three and nine months ended September 30, 1999 decreased to $9.7 million and increased to $30.2 million from $10.1 million and $27.4 million in 1998. The decrease for the three months ended September 30, 1999 is due to the sale of seven properties in 1998 and 1999, and the leasing of the Company's four hotels effective July 1, 1999 partially offset by an increase of $795,000 from the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

acquisition of 29 properties in 1998 and 1999 and an increase of $208,000 in repairs and maintenance expenses. The increase for the nine months ended September 30, 1999 is due to the acquisition of 29 properties in 1998 and 1999 partially offset by a decrease due to the sale of seven properties during 1998 and 1999. Property operating expenses are expected to continue to increase due to properties acquired in 1998 and 1999.

Interest expense increased to $6.3 million and $18.7 million in the three and nine months ended September 30, 1999, from $5.9 million and $16.9 million in 1998. Of these increases, $903,000 and $2.9 million were due to the debt incurred or assumed on 26 of the 29 properties acquired in 1998 and 1999 and $107,000 and $406,000 due to refinancings where the debt balance was increased and financing obtained on unencumbered properties. These increases were partially offset by decreases of $561,000 and $1.2 million due to the sale of seven properties in 1998 and 1999. Interest expense for the remainder of 1999 is expected to increase due to properties acquired on a leverage basis in 1998 and 1999.

Depreciation increased to $2.9 million and $8.7 million in the three and nine months ended September 30, 1999, from $2.8 million and $7.9 million in 1998. Of these increases, $337,000 and $1.3 million were due to the acquisition of 23 income producing properties in 1998 and 1999 and $241,000 and $525,000, due to depreciation of prior years capital and tenant improvements. These increases were partially offset by decreases of $440,000 and $972,000 due to seven properties being sold during 1998 and 1999. Depreciation is expected to continue to increase during the remainder of 1999 as a result of the properties acquired in 1998 and 1999.

Advisory fee increased to $765,000 and $2.2 million in the three and nine months ended September 30, 1999, from $671,000 and $1.9 million in 1998. These increases were due to an increase in the Company's gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in the Company's gross assets.

Net income fee increased to $396,000 and $1.1 million in the three and nine months ended September 30, 1999 as compared to $604,000 and $651,000 in the three and nine months ended September 30, 1998. The net income fee is payable to the Company's advisor based on 7.5% of the Company's net income.

General and administrative expenses increased to $962,000 and $2.2 million in the three and nine months ended September 30, 1999, from $584,000 and $1.6 million in 1998. These increases were mainly due to increases in legal and other professional fees.

Equity in earnings of investees increased to $1.6 million and $2.1 million in the three and nine months ended September 30, 1999, from a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------


Results of Operations (Continued)
---------------------

loss of $90,000 and income of $342,000 in 1998. The increases were mainly due to gains on sale of real estate in the Tri-City joint venture.

In the three and nine months ended September 30, 1999, the Company recognized gains on sale of real estate of $5.9 million and $16.0 million as compared to $9.9 million and $12.0 million in 1998. Gains in the three months ended September 30, 1999, included $675,000 from the sale of the Republic land and $5.2 million from the sale of Park Longe Industrial Warehouse. In addition, gains in the nine months included $1.9 million from the sale of Mariner's Pointe Apartments and $8.3 million from the sale of 74 New Montgomery Office Building, respectively. In the three months ended September 30, 1998, the Company recognized gains on sale of real estate of $3.4 million on the sale of Northtown Mall Shopping Center and $5.9 million from the sale of Chesapeake Ridge Office Building. In addition in the nine months ended September 30, 1998, a previously deferred gain of $2.1 million was recognized on the sale of real estate in the first quarter of 1998. Such gain had been deferred on a prior years sale on one of the Company's properties until the financing provided by the Company was collected. In addition, gains in the nine months included $671,000 from the collection of a mortgage note receivable written off as uncollectible in a prior year.

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

                          PART II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION
-------------------------

Proposed Merger with Continental Mortgage and Equity Trust
----------------------------------------------------------

On September 28, 1999, the Company's stockholders approved a proposal for the Company to acquire Continental Mortgage and Equity Trust ("CMET"). Under the proposal the Company will acquire all of CMET's outstanding shares of beneficial interest in a tax free exchange, for shares of the Company's common stock. The Company will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of CMET. Upon the exchange of shares, CMET will merge with and into the Company. The share exchange and merger are expected to be completed in the first quarter of 2000. The Company has the same Board and advisor as CMET.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  Exhibits:


Exhibit
Number                           Description
-------     ---------------------------------------------------------


 3.0 Certificate of Correction of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated August 5, 1999, filed herewith.


 3.1 Amendment to Articles of Incorporation of Transcontinental Realty Investors, Inc., dated September 28, 1999, filed herewith.


 27.0       Financial Data Schedule, filed herewith.



(b)  Reports on Form 8-K as follows:


     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANSCONTINENTAL REALTY
                                       INVESTORS, INC.



Date:    November 12, 1999          By:  /s/ Karl L. Blaha
     -------------------------         --------------------------------
                                       Karl L. Blaha
                                       President



Date:    November 12, 1999          By:  /s/ Thomas A. Holland
     -------------------------         --------------------------------
                                       Thomas A. Holland
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                 For the Nine Months ended September 30, 1999



Exhibit                                                            Page
Number                         Description                        Number
-------   ---------------------------------------------------     ------


  3.0     Certificate of Correction of Articles of                  25
          Incorporation of Transcontinental Realty Investors,
          Inc., dated August 5, 1999, filed herewith.


  3.1     Amendment to Articles of Incorporation of                 26
          Incorporation of Transcontinental Realty Investors,
          Inc., dated September 28, 1999, filed herewith.


 27.0     Financial Data Schedule                                   28