Form 10-Q/A
period 1999-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 1999-12-09
CIK 733590

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

This Form 10-Q/a amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999 as follows:

Part II - OTHER INFORMATION, Item 4 - Submission of Matters to a vote of Security Holders - page 22.

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

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company held its annual Meeting of stockholders on August 31, 1999, at which meeting the Company's stockholders were asked to consider and vote upon (1) the election of Directors and (2) the renewal of the Company's advisory agreement with Basic Capital Management, Inc. ("BCM").

At such meeting the Company's stockholders elected the following individuals as
Directors:

                                               Shares Voting
                                           ----------------------

                                                        Withheld
                Director                      For       Authority
     -----------------------------------   ---------    ---------
     Richard W. Douglas..................  2,843,480    1,147,300

     Larry E. Harley.....................  2,842,991    1,147,789

     R. Douglas Leonhard.................  2,843,171    1,147,609

     Murray Shaw.........................  2,842,774    1,148,006

     Ted P. Stokely......................  2,843,433    1,147,347

     Martin L. White.....................  2,842,766    1,148,014

     Edward G. Zampa.....................  2,842,774    1,148,006

Also at such meeting the Company's stockholders approved the renewal of the Company's advisory agreement with BCM until the next annual meeting of the Company's stockholders with 2,795,837 votes for the proposal, 59,010 votes against the proposal and 46,358 votes abstaining.

The Company held a special meeting of stockholders on September 28, 1999 at which meeting the Company's stockholders were asked to consider and vote upon
(1) an amendment to the Articles of Incorporation and (2) the merger of the Company with Continental Mortgage and Equity Trust ("CMET").

At such special meeting the Company's stockholders approved the amendment to the Articles of Incorporation with 2,504,703 votes for the proposal, 136,259 against the proposal and 47,179 votes abstaining.

The Company's stockholders also approved the merger of the Company with CMET with 2,546,227 votes for the proposal, 98,509 votes against the proposal and 43,405 votes abstaining.

ITEM 5. OTHER INFORMATION
-------------------------

Proposed Merger with Continental Mortgage and Equity Trust
----------------------------------------------------------

On September 28, 1999, the Company's stockholders approved a proposal for the Company to acquire CMET. Under the proposal the Company will acquire all of CMET's outstanding shares of beneficial interest in a tax free exchange, for shares of the Company's common stock. The Company will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of CMET. Upon the exchange of shares, CMET will merge with and into the Company. The share exchange and merger are expected to be completed in the first quarter of 2000. The Company has the same Board and advisor as CMET.


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



Date:    December 9, 1999          By:  /s/ Karl L. Blaha
     -------------------------         --------------------------------
                                       Karl L. Blaha
                                       President



Date:    December 9, 1999          By:  /s/ Thomas A. Holland
     -------------------------         --------------------------------
                                       Thomas A. Holland
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)