Form 10-K405
period 1999-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2000-03-28
CIK 733590

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

                     For the Year Ended December 31, 1999

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

          Title of each class              Name of each exchange on which
     Common Stock, $.01 par value                    registered
                                               New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 3, 2000, the Registrant had 8,627,865 shares of Common Stock outstanding. Of the total shares outstanding 3,607,232 were held by other than those who may be deemed to be affiliates, for an aggregate value of $44,189,000 based on the last trade as reported on the New York Stock Exchange on March 3, 2000. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                          Commission File No. 1-14784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          ----
                                      PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................    5

 Item 3.  Legal Proceedings.............................................   19

 Item 4.  Submission of Matters to a Vote of Security Holders...........   20

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   20

 Item 6.  Selected Financial Data.......................................   21

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   22

 Item 7A. Quantitative and Qualitative Disclosures Regarding Market
          Risk..........................................................   27

 Item 8.  Financial Statements and Supplementary Data...................   28

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   61

                                     PART III

 Item 10. Directors, Executive Officers and Advisor of the Registrant...   61

 Item 11. Executive Compensation........................................   67

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   69

 Item 13. Certain Relationships and Related Transactions................   69

                                      PART IV

 Item 14. Exhibits, Consolidated Financial Statements, Schedules and
          Reports on Form 8-K...........................................   71

 Signature Page..........................................................  73

                                    PART I

ITEM 1. BUSINESS

  Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is the successor to a California business trust, which was organized on September 6, 1983 and commenced operations on January 31, 1984. TCI has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). TCI has, in the opinion of management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1983.

  TCI's real estate at December 31, 1999, consisted of 140 properties held for investment, three partnership properties and four properties held for sale which were primarily obtained through foreclosure. Ten of the properties held for investment were purchased during 1999. TCI's mortgage notes receivable portfolio at December 31, 1999, consisted of nine mortgage loans. In addition, TCI has an interest in a partnership which holds a wraparound mortgage note receivable. TCI's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Merger with Continental Mortgage and Equity Trust

  On September 25, 1998, TCI and Continental Mortgage and Equity Trust ("CMET") jointly announced the agreement of their respective Boards of Directors for TCI to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transactions. The merger was completed on November 30, 1999. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. TCI accounted for the merger as a purchase.

Business Plan and Investment Policy

  TCI's business is investing in real estate through direct equity ownership and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. TCI's real estate is located throughout the continental United States. Information regarding TCI's real estate and mortgage notes receivable portfolios is set forth in ITEM 2. "PROPERTIES", and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  TCI's business is not seasonal. Management has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, management's plan of operation is to consider all types of real estate with an emphasis on properties generating current cash flow. Management expects to invest in and improve these properties to maximize both their immediate and long-term value. Management will also consider the development of apartment properties in selected markets primarily in Texas.

   Management also expects to consider property sales opportunities for properties in stabilized real estate markets where TCI's properties have reached their potential. Management also expects to be an opportunistic seller of properties in markets that have become overheated, i.e. an abundance of buyers.

  Management's operating strategy with regard to TCI's properties is to maximize each property's operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of the properties.

  Management does not expect that TCI will seek to fund or acquire new mortgage loans in 2000. However, TCI may originate mortgage loans in conjunction with providing purchase money financing of a property sale.

Management intends to service and hold for investment the mortgage notes in TCI's portfolio. However, TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI's rights vigorously with respect to mortgage notes that are in default. TCI's Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and do not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

Management of the Company

  Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, its day-to-day operations are performed by Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with TCI's business plan and investment decisions made by the Board.

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  BCM has been providing advisory services to TCI since March 28, 1989. Renewal of BCM's advisory agreement was approved by stockholders at their annual meeting held on August 31, 1999. BCM also serves as advisor to Income Opportunity Realty Investors, Inc. ("IORI"). The Directors of TCI are also directors of IORI and the officers of TCI are also officers of IORI. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. Karl L. Blaha, President of TCI, also serves as President of ART, IORI, NMC and BCM and the officers of TCI also serve as officers of ART, IORI, NMC and BCM. As of March 3, 2000, TCI owned approximately 22.6% of IORI's outstanding shares of common stock and ART owned approximately 38.8% and BCM owned approximately 19.1% of the outstanding shares of TCI's Common Stock.

  Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 43 of TCI's commercial properties and the commercial property owned by a real estate partnership in which TCI and IORI are partners to Regis Realty, Inc. ("Regis"), which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel Corporation, an affiliate of BCM, leases TCI's four hotels. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  TCI has no employees. Employees of BCM render services to TCI.

Competition

  The real estate business is highly competitive and TCI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than those of TCI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of TCI's properties are also competitive factors.

  To the extent that TCI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which TCI's properties are located, as well as by aggressive buyers attempting to penetrate or dominate a particular market.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions", the officers and Directors of TCI also serve as officers or directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of TCI. TCI's Directors, officers and advisor owe fiduciary duties to such other entities as well as to TCI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

  In addition, as also described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships," TCI also competes with other entities which are affiliates of BCM and which have investment objectives similar to TCI's and that may compete with it in purchasing, selling, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, BCM has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

  TCI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or BCM. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of TCI's real estate and mortgage notes receivable portfolios. However, to the extent new property investments or mortgage lending is concentrated in any particular region or property type, the advantages of diversification may be mitigated.

ITEM 2. PROPERTIES

  TCI's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231 and are, in the opinion of management, suitable and adequate for TCI's present operations.

  Details of TCI's real estate and mortgage notes receivable portfolios at December 31, 1999, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning TCI's real estate and mortgage notes receivable portfolios.

  TCI's real estate portfolio consists of properties held for investment, properties held for sale, primarily obtained through foreclosure of the collateral securing mortgage notes receivable and investments in partnerships. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning TCI's real estate and further summary information with respect to its properties held for investment, properties held for sale and its investment in partnerships.

  At December 31, 1999, none of TCI's properties, mortgage notes receivable or investment in partnerships exceeded 10% of total assets. At December 31, 1999, 84% of TCI's assets consisted of properties held for investment, less than 1% consisted of properties held for sale, 2% consisted of mortgage notes and interest receivable and less than 1% consisted of investments in partnerships. The remaining 14% of TCI's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of TCI's assets invested in any one category is subject to change and no assurance can be given that the composition of TCI's assets in the future will approximate the percentages listed above.

  TCI's real estate is geographically diverse. At December 31, 1999, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1999, TCI held mortgage notes receivable secured by apartments and commercial properties in the Southwest and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

  To continue to qualify for federal taxation as a REIT under the Code, TCI is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

  TCI has divided the continental United States into the following geographic regions.

                                    (LOGO)
 Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island
    and Vermont, and the District of Columbia. TCI owns an apartment and a commercial property in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. TCI owns
           9 apartments and 16 commercial properties in this region.
 Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New
     Mexico, Oklahoma and Texas. TCI owns 49 apartments and 21 commercial properties in this region.
  Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. TCI owns 2 apartments, three commercial properties and 3 hotels in this region.
 Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada,
  Utah and Wyoming. TCI owns an apartment and 4 commercial properties in this region.
 Pacific region comprised of the states of California, Oregon and Washington.
  TCI owns 7 apartments, a hotel and 5 commercial properties in this region. Excluded from the above are 20 parcels of unimproved land, as described below.

  Excluded from the above are 20 parcels of land, as described below.

Real Estate

  At December 31, 1999, over 84% of TCI's assets were invested in real estate. TCI invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. TCI's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

  Types of Real Estate Investments. TCI's real estate consists of commercial properties (office buildings, industrial warehouses and shopping centers), hotels and apartments having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. TCI may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

  TCI typically invests in developed real estate. However, TCI has recently invested in apartment development and construction. To the extent that TCI continues to invest in development and construction projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

  In 1999, TCI expended $11.5 million, including construction financing of $10.8 million, on the construction of the 260 unit Limestone Canyon Apartments in Austin, Texas, construction of which was completed in October 1999.

  In the opinion of management, the properties owned by TCI are adequately covered by insurance.

  The following table sets forth the percentages, by property type and geographic region, of TCI's real estate (other than four hotels in the Pacific and Midwest regions and 20 parcels of unimproved land, as described below) at December 31, 1999.

                                                                      Commercial
   Region                                                  Apartments Properties
   ------                                                  ---------- ----------
   Pacific................................................      5%         4%
   Midwest................................................      6          7
   Northeast..............................................      2          1
   Southwest..............................................     72         53
   Southeast..............................................     14         29
   Mountain...............................................      1          6
                                                              ---        ---
                                                              100%       100%

  The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI's investment in each region. TCI owns 20 parcels of land, 2 parcels of 4.79 acres and 4.66 acres in the Southeast region and 18 parcels of .67 acres, .68 acres, 14.39 acres, 2.89 acres, 2.14 acres, 4.7 acres, 6.8 acres, 22.99 acres,
36.4 acres, 156.0 acres, 100.2 acres, 55.8 acres, 163.0 acres, 120.0 acres,
103.0 acres, 16.8 acres, 128 acres and 18,000 sq. ft. in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of TCI's real estate portfolio.

  A summary of activity in TCI's owned real estate portfolio during 1999 is as follows:

   Owned properties at January 1, 1999.....................................  81
   Properties purchased....................................................  10
   Properties sold......................................................... (11)
   Properties obtained through merger with CMET............................  64
                                                                            ---
   Owned properties at December 31, 1999................................... 144
                                                                            ===

  Properties Held for Investment. Set forth below are TCI's properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 1999, 1998 and 1997 for apartments and commercial properties and average occupancy during 1999, 1998 and 1997 for hotels:

                                                                             Rent Per
                                                                           Square Foot       Occupancy %
                                                      Units/           -------------------- --------------
Property                       Location           Square Footage               1998   1997  1999 1998 1997
--------                  ------------------ -------------------------  1999  ------ ------ ---- ---- ----
Apartments
4242 Cedar Springs......  Dallas, TX           76 Units/60,600 Sq. Ft. $  .84 $  .82 $  .79  99   99   98
4400....................  Midland, TX          92 Units/94,472 Sq. Ft.    .49    .49      *  85   98    *
Applecreek..............  Dallas, TX         216 Units/225,952 Sq. Ft.    .56    .54    .53  95   91   92
Arbor Point.............  Odessa, TX         195 Units/178,920 Sq. Ft.    .37    .42    .41  95   78   85
Ashley Crest............  Houston, TX        168 Units/133,104 Sq. Ft.    .65    .64    .57  90   85   83
Ashton Way..............  Midland, TX        178 Units/138,964 Sq. Ft.    .41    .41      *  78   93    *
Bent Tree...............  Addison, TX        204 Units/196,300 Sq. Ft.    .71    .70      *  93   93    *
Camelot.................  Largo, FL          120 Units/141,024 Sq. Ft.    .53    .51    .50  92  100   98
Carseka.................  Los Angeles, CA      54 Units/37,068 Sq. Ft.   1.12   1.01    .97  98   97   98
Cliffs of Eldorado......  McKinney, TX       208 Units/182,288 Sq. Ft.    .84    .92      *  91   80    *
Country Bend............  Fort Worth, TX     166 Units/143,366 Sq. Ft.    .61    .58    .54  88   94   92
Country Crossing........  Tampa, FL          227 Units/199,952 Sq. Ft.    .56    .54    .53  95   91   91
Coventry................  Midland, TX        120 Units/105,608 Sq. Ft.    .42    .42    .39  78   91   96
Crescent Place..........  Houston, TX         120 Units/95,520 Sq. Ft.    .68    .60    .57  94   97   93
Eagle Rock..............  Los Angeles, CA      99 Units/68,614 Sq. Ft.   1.04    .98    .93  92   95   92
El Chapparal............  San Antonio, TX    190 Units/174,220 Sq. Ft.    .67    .66    .64  99   91   95
Fairway View Estates....  El Paso, TX        264 Units/204,000 Sq. Ft.    .57      *      *  76    *    *
Fairways................  Longview, TX       152 Units/134,176 Sq. Ft.    .53    .53    .51  78   83   91
Fontenelle Hills........  Bellevue, NE       338 Units/380,198 Sq. Ft.    .63    .60      * .57   99    *
Forest Ridge............  Denton, TX           56 Units/65,480 Sq. Ft.    .64    .62    .61  98   88   90
Fountain Lake...........  Texas City, TX     166 Units/161,220 Sq. Ft.    .55    .55    .53  85   88   95
Fountain Village........  Tucson, AZ         410 Units/363,079 Sq. Ft.    .71    .69    .65  81   91   93
Fountains of Waterford..  Midland, TX        172 Units/129,200 Sq. Ft.    .53    .35      *  52    2    *
Gladstell Forest........  Conroe, TX         168 Units/121,536 Sq. Ft.    .72    .70    .67  90   97   92
Glenwood................  Addison, TX        168 Units/134,432 Sq. Ft.    .78    .74    .70  85   96   97
Grove Park..............  Plano, TX          188 Units/143,556 Sq. Ft.    .77    .72    .69  95   97   93
Harper's Ferry..........  Lafayette, LA      122 Units/112,500 Sq. Ft.    .57    .55    .51  75   95   97
Heritage................  Tulsa, OK           136 Units/92,464 Sq. Ft.    .71    .69    .64  89   94   95
Heritage on the River...  Jacksonville, FL   301 Units/289,490 Sq. Ft.    .63    .62    .60  92   95   92
Hunter Bend.............  San Antonio, TX      96 Units/57,800 Sq. Ft.    .67    .66    .66  87   84   86
Hunters Glen............  Midland, TX        212 Units/174,180 Sq. Ft.    .37    .37      *  86   90    *
In the Pines............  Gainesville, FL    242 Units/294,860 Sq. Ft.    .52    .51    .50  98   97   97
Limestone Canyon........  Austin, TX         260 Units/216,000 Sq. Ft.    .97      *      *  83    *    *
Madison at Bear Creek...  Houston, TX        180 Units/138,448 Sq. Ft.    .66    .63    .58  91   96   90
McCallum Crossing.......  Dallas, TX         322 Units/172,796 Sq. Ft.    .96    .93    .88  92   95   96
McCallum Glen...........  Dallas, TX         275 Units/159,850 Sq. Ft.    .91    .89    .83  92   95   96
Mountain Plaza..........  El Paso, TX        188 Units/220,710 Sq. Ft.    .48    .47      *  94   92    *
Oak Park IV.............  Clute, TX           108 Units/78,708 Sq. Ft.    .51    .50    .50  84   90   94
Oak Run.................  Pasadena, TX       160 Units/128,016 Sq. Ft.    .74    .72    .69  89   91   92
Park at Colonnade.......  San Antonio, TX    211 Units/188,000 Sq. Ft.    .58    .56    .53  86   95   91
Park Lane...............  Dallas, TX           97 Units/87,260 Sq. Ft.    .62    .60    .58  96   97   91
Parkwood Knoll..........  San Bernardino, CA 178 Units/149,802 Sq. Ft.    .71    .66    .65  98   98   96
Plantation..............  Tulsa, OK          138 Units/103,500 Sq. Ft.    .54      *      *  91    *    *
Quail Oaks..............  Balch Springs, TX   131 Units/72,848 Sq. Ft.    .73    .68    .65  96   96   95
Sandstone...............  Mesa, AZ           238 Units/363,079 Sq. Ft.    .88    .33    .30  93   94   93
Shadow Run..............  Pinellas Park, FL  276 Units/216,400 Sq. Ft.    .79    .76    .74  96   97   97
Somerset................  Texas City, TX     200 Units/163,368 Sq. Ft.    .63    .60    .60  85   92   92
South Cochran...........  Los Angeles, CA      64 Units/43,100 Sq. Ft.   1.22   1.06    .96  96   99   96
Southgate...............  Odessa, TX         180 Units/151,656 Sq. Ft.    .41    .44    .43  86   88   87
Southgreen..............  Bakersfield, CA      80 Units/66,000 Sq. Ft.    .70    .57      *  92   95    *
Stone Oak...............  San Antonio, TX    252 Units/187,686 Sq. Ft.    .63    .63    .60  85   92   92

                                                                               Rent Per
                                                                             Square Foot       Occupancy %
                                                        Units/           -------------------- --------------
Property                        Location            Square Footage               1998   1997  1999 1998 1997
--------                  -------------------- -------------------------  1999  ------ ------ ---- ---- ----
Apartments (continued)
Summerfield.............  Orlando, FL          224 Units/204,116 Sq. Ft. $  .67 $  .66 $  .63  86   91   93
Summerstone.............  Houston, TX          242 Units/188,734 Sq. Ft.    .65    .63    .61  96   96   93
Sunchase................  Odessa, TX           300 Units/223,048 Sq. Ft.    .43    .44    .43  87   92   90
Sunset Lake.............  Waukegan, IL         414 Units/302,640 Sq. Ft.    .83    .81    .80  93   91   90
Terrace Hills...........  El Paso, TX          310 Units/233,192 Sq. Ft.    .63    .63    .58  94   97   95
Timbers.................  Tyler, TX            180 Units/101,666 Sq. Ft.    .54    .54    .54  93   87   92
Trails at Windfern......  Houston, TX          240 Units/173,376 Sq. Ft.    .68    .64    .61  96   96   95
Treehouse...............  Irving, TX           160 Units/153,072 Sq. Ft.    .71    .68    .62  93   96   99
Villa Piedra............  Los Angeles, CA       132 Units/81,790 Sq. Ft.   1.11   1.04    .30  98   98   89
Villas at Countryside...  Sterling, VA          102 Units/92,840 Sq. Ft.   1.01    .97    .94  95   99   96
Villas at Fairpark......  Los Angeles, CA        49 Units/43,431 Sq. Ft.    .98    .93    .24  97   99   91
Westgate of Laurel......  Laurel, MD           218 Units/201,704 Sq. Ft.    .87    .85    .82  95   95   96
Westwood................  Odessa, TX             79 Units/49,001 Sq. Ft.    .41    .45    .45  91   99   87
Willow Creek............  El Paso, TX          112 Units/103,140 Sq. Ft.    .49    .48    .47  77   92   93
Willo-Wick Gardens......  Pensacola, FL        152 Units/153,360 Sq. Ft.    .53    .52    .52  80   87   89
Willow Wick.............  North Augusta, SC     104 Units/94,128 Sq. Ft.    .55    .52    .50  96   99   98
Woodbridge..............  Westminster, CO      194 Units/104,500 Sq. Ft.   1.03    .94    .88  98   99   96
Woodview................  Odessa, TX           232 Units/165,840 Sq. Ft.    .45    .51      *  91   85    *

Office Buildings
225 Baronne.............  New Orleans, LA                416,834 Sq. Ft.   9.32   7.34      *  77   62    *
1010 Common.............  New Orleans, LA                494,579 Sq. Ft.  10.45   8.20      *  21   13    *
4135 Beltline Road......  Addison, TX                     90,000 Sq. Ft.  10.00      *      *   0    *    *
Amoco...................  New Orleans, LA                378,244 Sq. Ft.  11.23  12.02  12.25  78   79   66
Atrium..................  Palm Beach, FL                  74,603 Sq. Ft.  11.31   8.86      *  96   99    *
Bay Plaza...............  Tampa, FL                       75,780 Sq. Ft.  15.14  14.48  12.30  85   87   95
Bonita Plaza............  Bonita, CA                      47,777 Sq. Ft.  18.78  16.59  20.81  88   88   61
Chesapeake Center.......  San Diego, CA                   57,493 Sq. Ft.  12.33      *      *  88    *    *
Corporate Pointe........  Chantilly, VA                   65,918 Sq. Ft.  16.85  14.92  13.69 100  100  100
Daley Plaza.............  San Diego, CA                   62,425 Sq. Ft.  15.05  14.69      * 100   92    *
Durham Center...........  Durham, NC                     207,171 Sq. Ft.  17.93  17.30  15.33  78   92   88
Eton Square.............  Tulsa, OK                      222,654 Sq. Ft.   9.78      *      *  86    *    *
Forum...................  Richmond, VA                    79,791 Sq. Ft.  15.34  14.82  14.64  88   81   96
Hartford................  Dallas, TX                     174,513 Sq. Ft.  10.68   9.93   8.86  57   57   46
Institute Place.........  Chicago, IL                    144,915 Sq. Ft.  14.47  14.73  12.95  95   95   86
Jefferson...............  Washington, DC                  71,877 Sq. Ft.  30.94  30.83  27.71 100   94   87
Lexington Center........  Colorado Springs, CO            74,603 Sq. Ft.  11.71  10.93   9.57  97   80   60
NASA....................  Clear Lake, TX                  78,159 Sq. Ft.  11.44  10.81  10.27  66   78   76
One Steeplechase........  Sterling, VA                   103,376 Sq. Ft.  16.26  15.74  15.24 100  100  100
Parkway North...........  Dallas, TX                      71,041 Sq. Ft.   7.82  12.62      *  85   78    *
Plaza on Bachman Creek..  Dallas, TX                      80,278 Sq. Ft.  11.70  10.66      *  65   69    *
Plaza Towers............  St. Petersburg, FL             186,281 Sq. Ft.  14.03  13.33  12.77  95  100   96
Remington Tower.........  Tulsa, OK                       90,009 Sq. Ft.  10.89      *      *  76    *    *
Savings of America......  Houston, TX                     68,634 Sq. Ft.  11.28   9.70  11.16  71   89   90
Valley Rim..............  San Diego, CA                   54,194 Sq. Ft.  15.35  15.81      *  90   88    *
Venture Center..........  Atlanta, GA                     38,272 Sq. Ft.  16.62  14.74  13.07 100   71  100
View Ridge..............  San Diego, CA                   25,062 Sq. Ft.   8.18   7.20      *  91   87    *
Waterstreet.............  Boulder, CO                    106,257 Sq. Ft.  18.83  17.56  16.73  92   98   99
Westgrove Air Plaza.....  Addison, TX                     78,326 Sq. Ft.  12.69  11.04   7.33  89   85   67
Windsor Plaza...........  Windcrest, TX                   80,522 Sq. Ft.  13.43  12.85  13.32  62   49   58

Industrial Warehouses
5360 Tulane.............  Atlanta, GA                     30,000 Sq. Ft.   2.55   2.45   2.45 100   65  100
5700 Tulane.............  Atlanta, GA                     67,850 Sq. Ft.   2.63      *      *   9    *    *
Addison Hangar..........  Addison, TX                     23,650 Sq. Ft.  11.29      *      *  50    *    *
Brookfield..............  Chantilly, VA                   63,504 Sq. Ft.   6.99   6.54   6.26 100  100  100
Central Storage.........  Dallas, TX                     216,035 Sq. Ft.   1.48   1.48   1.48 100  100  100
Encon...................  Fort Worth, TX                 256,410 Sq. Ft.   2.00   2.00   1.66 100  100  100
Kelly...................  Dallas, TX                     330,334 Sq. Ft.   3.74   2.90   2.96  98  100   95

                                                                  Rent Per
                                                                Square Foot       Occupancy %
                                                            -------------------- --------------
Property                      Location      Square Footage          1998   1997  1999 1998 1997
--------                 ------------------ ---------------  1999  ------ ------ ---- ---- ----
Industrial Warehouses
 (continued)
McLeod.................. Orlando, FL        110,914 Sq. Ft. $ 7.62 $ 7.05 $ 6.69  91   90   96
Ogden Industrial........ Ogden, UT          107,112 Sq. Ft.   3.79   4.12   3.56 100   86  100
Shady Trail............. Dallas, TX          42,900 Sq. Ft.   9.09   2.95   3.18 100  100   66
Space Center............ San Antonio, TX    101,500 Sq. Ft.   2.97   2.96   2.04  83   65   72
Technology Trading...... Sterling, VA       197,659 Sq. Ft.   6.17   5.76   5.10  91   87   70
Texstar................. Arlington, TX       97,846 Sq. Ft.   2.11   2.11   2.11 100  100  100
Tricon.................. Atlanta, GA        570,877 Sq. Ft.   3.21   3.59   3.44  96   98   91

Shopping Centers
Dunes Plaza............. Michigan City, IN  223,869 Sq. Ft.   5.54   4.84   4.58  64   43   77
K-Mart.................. Cary, NC            92,033 Sq. Ft.   3.28   3.28     ** 100  100   **
Parkway Center.......... Dallas, TX          28,374 Sq. Ft.  13.60  13.86  13.00 100   94  100
Promenade............... Highland Ranch, CO 133,558 Sq. Ft.  10.34   9.75   9.56  93   99   96
Sadler Square........... Amelia Island, FL   70,295 Sq. Ft.   6.99   6.90   6.76  96   95   96
Sheboygan............... Sheboygan, WI       74,532 Sq. Ft.   1.99   1.99   1.99 100  100  100

Other
Signature Athletic
 Club................... Dallas, TX          56,532 Sq. Ft.

                                                                                            Total Room Revenues
                                                                                                 Divided By
                                                       Average Room Rate     Occupancy %   Total Available Rooms
                                                    ----------------------- -------------- ----------------------
Property                     Location       Rooms    1999    1998    1997   1999 1998 1997  1999    1998    1997
--------                 ----------------- -------- ------- ------- ------- ---- ---- ---- ------- ------- ------
Hotels
Brompton................ Chicago, IL       52 Rooms $115.12 $ 98.08 $     *  60   50    *  $ 79.24 $ 67.93 $    *
City Suites............. Chicago, IL       45 Rooms  111.45  101.13       *  71   68    *    69.23   46.54      *
Majestic Inn............ San Francisco, CA 57 Rooms  162.58  148.96  136.08  79   71   73   128.76  112.54  93.26
Surf.................... Chicago, IL       55 Rooms  105.27   98.85       *  63   57    *    66.62   56.12      *

Property                      Location      Square Footage/Acres
--------                 ------------------ --------------------
Land
1013 Common............. New Orleans, LA       18,000 Sq. Ft.
Alamo Springs........... Dallas, TX                .678 Acres
Dominion................ Dallas, TX               14.39 Acres
Eagle Crest............. Farmers Branch, TX       22.99 Acres
Las Colinas............. Las Colinas, TX            4.7 Acres
Lemmon Carlisle......... Dallas, TX                2.14 Acres
McKinney 36............. Collin County, TX         36.4 Acres
OPUBCO.................. Collin County, TX        156.0 Acres
Red Cross............... Dallas, TX                2.89 Acres
Sandison................ Collin County, TX        100.2 Acres
Solco Allen............. Collin County, TX         55.8 Acres
Stacy Road.............. Allen, TX                163.0 Acres
State Highway 121....... Collin County, TX        120.0 Acres
Watters Road............ Collin County, TX        103.0 Acres
West End................ Dallas, TX                 6.8 Acres
Whisenant............... Collin County, TX         16.8 Acres

--------
* Property was either purchased or under construction in 1998 or 1999. ** Obtained through foreclosure in 1998.

  Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

  In February 1999, the 368 unit Mariner's Pointe Apartments in St. Petersburg, Florida, was sold for $6.7 million. TCI received net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $204,000 to Carmel Realty, Inc. ("Carmel"), an affiliate of BCM. A gain of $1.9 million was recognized on the sale.

  In March 1999, the 264 unit Fairway View Estates Apartments in El Paso, Texas, was purchased for $5.2 million. TCI paid $1.6 million in cash and obtained mortgage financing of $3.6 million. The mortgage bears interest at a variable rate, currently 7.625% per annum, requires monthly payments of principal and interest of $26,897 and matures in April 2004. TCI paid a real estate brokerage commission of $173,000 to Carmel and a real estate acquisition fee of $52,000 to BCM.

  Also in March 1999, the Dominion land, a 14.39 acre parcel of unimproved land in Dallas, Texas, was purchased for $3.6 million. TCI paid $1.2 million in cash and obtained mortgage financing of $2.4 million. The mortgage bears interest at 15% per annum, requires quarterly payments of interest only, required a $300,000 principal paydown, which was made, in March 2000 and matures in September 2000. TCI paid a real estate brokerage commission of $56,000 to Carmel and a real estate acquisition fee of $36,000 to BCM.

  Further in March 1999, the matured mortgage secured by the 74,603 sq. ft. Lexington Center Office Building in Colorado Springs, Colorado, was refinanced in the amount of $4.3 million. TCI received net cash of $136,000 after paying off $4.0 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $43,000 to BCM. The new mortgage bears interest at a variable rate, currently 7.75% per annum, requires monthly payments of principal and interest of $32,479 and matures in April 2004.

  In April 1999, the matured mortgage debt secured by the 97,846 sq. ft. Texstar Industrial Warehouse in Arlington, Texas, was refinanced in the amount of $1.3 million. TCI received net cash of $100,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $13,000 to BCM. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $11,282 and matures in April 2004.

  Also in April 1999, the mortgage debt secured by the 106,257 sq. ft. Waterstreet Office Building in Boulder, Colorado, was refinanced in the amount of $13.3 million. TCI received net cash of $5.4 million after paying off $7.9 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $133,000 to BCM. The new mortgage bears interest at 7.76% per annum, requires monthly payments of principal and interest of $95,375 and matures in April 2009.

  Further in April 1999, the matured mortgage debt secured by the 70,295 sq. ft. Sadler Square Shopping Center in Amelia Island, Florida, was refinanced in the amount of $2.9 million. TCI received net cash of $500,000 after paying off $2.4 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $29,000 to BCM. The new mortgage bears interest at 7.96% per annum, requires monthly payments of principal and interest of $22,382 and matures in April 2009.

  In May 1999, the Red Cross land, a 2.89 acre parcel of improved land in Dallas, Texas, was purchased for $7.6 million. TCI paid $3.3 million in cash and obtained mortgage financing of $4.3 million. The mortgage bears interest at a variable rate, currently 13.25% per annum, requires monthly payments of interest only and matures in October 2000. TCI paid a real estate brokerage commission of $70,000 to Carmel and a real estate acquisition fee of $76,000 to BCM.

  Also in May 1999, the 109,497 sq. ft. 74 New Montgomery Office Building in San Francisco, California, was sold for $19.3 million. TCI received net cash of $12.1 million after paying off $6.5 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $410,000 to Carmel. A gain of $8.3 million was recognized on the sale.

  In June 1999, the 90,000 sq. ft. 4135 Beltline Road Office Building in Addison, Texas, was purchased for $4.5 million. TCI paid $1.0 million in cash and obtained mortgage financing of $3.5 million. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of interest only and matures in June 2001. TCI paid a real estate brokerage commission of $154,000 to Carmel and a real estate acquisition fee of $45,000 to BCM.

  In July 1999, the Republic land, a .925 acre parcel of improved land in Dallas, Texas, was sold for $1.8 million. TCI received net cash of $443,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $75,000 to Carmel. A gain of $675,000 was recognized on the sale.

  Also in July 1999, the 216,131 sq. ft. Parke Long Industrial Warehouse in Chantilly, Virginia, was sold for $15.1 million. TCI received net cash of $6.4 million after paying off $7.6 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $347,000 to Carmel. A gain of $5.1 million was recognized on the sale.

  Further in July 1999, the 57,493 sq. ft. Chesapeake Center Office Building in San Diego, California, was purchased for $5.2 million. TCI paid $2.2 million in cash, assumed the existing mortgage of $2.5 million and obtained seller financing of the remaining $500,000 of the purchase price. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $24,076 and matures in August 2005. The seller financing bears interest at 7.25% per annum, requires quarterly payments of interest only and matures in July 2002. TCI paid a real estate brokerage commission of $174,000 to Carmel and a real estate acquisition fee of $52,000 to BCM.

  In July 1999, the matured mortgage secured by the 242 unit Summerstone Apartments in Houston, Texas, was refinanced in the amount of $5.3 million. TCI received net cash of $258,000 after paying off $4.9 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $53,000 to BCM. The new mortgage bears interest at 7.67% per annum, requires monthly payments of principal and interest of $37,535 and matures in August 2009.

  In September 1999, the 90,009 sq. ft. Remington Office Tower in Tulsa, Oklahoma, was purchased for $4.6 million. TCI paid $1.0 million in cash and assumed the existing mortgage of $3.6 million. The mortgage bears interest at 7.38% per annum, requires monthly payments of principal and interest of $27,055 and matures in May 2005. TCI paid a real estate brokerage commission of $157,000 to Carmel and a real estate acquisition fee of $46,000 to BCM.

  Also in September 1999, the Alamo Springs land, a .678 acre parcel of unimproved land in Dallas, Texas, was purchased for $1.3 million. TCI paid $533,000 in cash and assumed the existing mortgage of $750,000. The mortgage bears interest at 16.5% per annum, requires monthly payments of interest only and matures in September 2001. TCI paid a real estate brokerage commission of $51,000 to Carmel and a real estate acquisition fee of $13,000 to BCM.

  Further in September 1999, the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, was purchased for $14.0 million. TCI paid $3.5 million in cash and obtained mortgage financing of $10.5 million. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $84,549 and matures in October 2004. TCI paid a real estate brokerage commission of $330,000 to Carmel and a real estate acquisition fee of $140,000 to BCM.

  In September 1999, the mortgage debt secured by the 49 unit Villas at Fairpark Apartments in Los Angeles, California, was refinanced in the amount of $2.4 million. TCI received net cash of $847,000 after paying off $1.5 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $24,000 to BCM. The new mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of principal and interest of $19,054 and matures in September 2006.

  In October 1999, the mortgage debt secured by the 132 unit Villa Piedra Apartments in Los Angeles, California, was refinanced in the amount of $4.7 million. TCI received net cash of $1.1 million after paying off $3.5 million in mortgage debt, funding required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $47,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.625% per annum, requires monthly payments of principal and interest of $35,664 and matures in October 2002.

  Also in October 1999, the 177,563 sq. ft. Corporate Center Industrial Warehouse in Ashburn, Virginia, was sold for $12.3 million. TCI received net cash of $4.9 million after paying off $6.8 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $293,000 to Regis. A gain of $5.4 million was recognized on the sale.

  In November 1999, in a single transaction, the mortgage debt secured by the 195 unit Arbor Point Apartments and the 180 unit Southgate Apartments in Odessa, Texas and the 120 unit Coventry Apartments in Midland, Texas, was refinanced in the total amount of $4.7 million. TCI received net cash of $1.5 million after paying off $2.9 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $47,000 to BCM. The new mortgages bear interest at variable rates, currently 6.95% per annum, require monthly payments of principal and interest totaling $30,781 and mature in December 2029.

  Also in November 1999, the mortgage debt secured by the 276 unit Shadow Run Apartments in Pinellas Park, Florida, was refinanced in the amount of $8.7 million. TCI received net cash of $1.7 million after paying off $7.0 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $18,000 to BCM. The new mortgage bears interest at 9.86% per annum, requires monthly payments of principal and interest of $78,238 and matures in February 2002.

  In December 1999, the 23,650 sq. ft. Addison Hangar in Addison, Texas, was purchased for $2.2 million. TCI paid $500,000 in cash and obtained mortgage financing of $1.7 million. The mortgage bears interest at a variable rate, currently 8.61% per annum, requires monthly payments of principal and interest of $14,434 and matures in December 2004. TCI paid a real estate brokerage commission of $76,000 to Regis and a real estate acquisition fee of $22,000 to BCM.

  Also in December 1999, the 138 unit Plantation Apartments in Tulsa, Oklahoma, was purchased for $3.2 million. TCI paid $1.2 million in cash and obtained mortgage financing of $2.0 million. The mortgage bears interest at a variable rate, currently 8.8125% per annum, requires monthly payments of principal and interest of $16,795 and matures in January 2003. TCI paid a real estate brokerage commission of $107,000 to Regis and a real estate acquisition fee of $32,000 to BCM.

  Further in December 1999, the mortgage secured by the 188 unit Mountain Plaza Apartments in El Paso, Texas, was refinanced in the amount of $4.5 million. TCI received net cash of $1.3 million after paying off $3.0 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $45,000 to BCM. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $44,363 and matures in December 2002.

  In December 1999, the Laws land, a 1.41 acre parcel of unimproved land in Dallas, Texas, was sold for $3.0 million. TCI received net cash of $2.7 million after the payment of various closing costs, including a real estate brokerage commission of $20,000 to Regis. A gain of $747,000 was recognized on the sale.

  Also in December 1999, the 243,813 sq. ft. Sullyfield Industrial Warehouse in Chantilly, Virginia, was sold for $16.5 million. TCI received net cash of $7.8 million after paying off $8.7 million of mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $358,000 to Regis. A gain of $4.4 million was recognized on the sale.

  Further in December 1999, the 303 unit Spa Cove Apartments in Annapolis, Maryland, was sold for $19.9 million. TCI received net cash of $6.2 million after paying off $12.9 million in mortgage debt, including a $988,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $409,000 to Regis. A gain of $5.6 million was recognized on the sale.

  In December 1999, the 162 unit Woods Edge Apartments in Rockville, Maryland, was sold for $11.3 million. TCI received net cash of $4.1 million after paying off $6.5 million in mortgage debt, including a

$536,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $277,000 to Regis. A gain of $4.7 million was recognized on the sale.

  Also in December 1999, the 64,089 sq. ft. Town and Country Office Building in Houston, Texas, was sold for $1.5 million. TCI received net cash of $105,000 after the payment of various closing costs, including a real estate brokerage commission of $52,000 to Regis. TCI provided purchase money financing of $1.2 million, as discussed in "Mortgage Loans," below. TCI has recorded this sale under the cost recovery method and has deferred recognizing a gain of approximately $800,000 on the sale pending collection of the note receivable.

  Further in December 1999, TCI sold, in a single transaction, 140 acres of unimproved McKinney Corners land in McKinney, Texas and 113 acres of unimproved State Highway 121 land in Collin County, Texas, for $10.1 million. TCI received no net cash after paying off $1.5 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $261,000 to Regis. In conjunction with the sale, TCI provided purchase money financing of $8.5 million, as discussed in "Mortgage Loans," below. TCI has recorded this sale under the cost recovery method sale and has deferred recognizing a gain of approximately $4.8 million on the sale pending collection of the note receivable.

  In January 2000, the 95 unit Quail Creek Apartments in Lawrence, Kansas, was purchased for $3.3 million. TCI paid $946,000 in cash and assumed the existing mortgage of $2.3 million. The mortgage bears interest at 7.44% per annum, requires monthly payments of principal and interest of $16,907 and matures in July 2003. TCI paid a real estate brokerage commission of $108,000 to Regis and a real estate acquisition fee of $33,000 to BCM.

  Also in January 2000, the 75 unit Apple Lane Apartments also in Lawrence, Kansas, was purchased for $1.6 million. TCI paid $524,000 in cash and assumed the existing mortgage of $1.0 million. The mortgage bears interest at 8.625% per annum, requires monthly payments of principal and interest of $9,327 and matures in May 2007. TCI paid a real estate brokerage commission of $55,000 to Regis and a real estate acquisition fee of $16,000 to BCM.

  Further in January 2000, the Netzer land, a 20 acre parcel of unimproved land in Collin County, Texas, was purchased for $400,000 in cash. TCI paid a real estate brokerage commission of $14,000 to Regis and a real estate acquisition fee of $4,000 to BCM.

  In January 2000, the Lamar land, a 17.07 acre parcel of improved land in Austin, Texas, was purchased for $1.5 million. TCI paid $249,000 in cash and assumed the existing mortgage of $1.0 million. The mortgage bears interest at 10.0% per annum, requires quarterly payments of interest only and matures in December 2000. TCI paid a real estate brokerage commission of $53,000 to Regis and a real estate acquisition fee of $15,000 to BCM.

  Also in January 2000, the mortgage secured by the 78,326 sq. ft. Westgrove Air Plaza in Addison, Texas, was refinanced in the amount of $2.1 million. TCI received net cash of $742,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $21,000 to BCM. The new mortgage bears interest at 9.02% per annum through January 2003 and at a variable interest rate thereafter, requires monthly payments of principal and interest of $18,541 and matures in January 2005.

  In February 2000, the mortgage secured by the 38,772 sq. ft. Venture Center Office Building in Atlanta, Georgia, was refinanced in the amount of $2.7 million. TCI received net cash of $1.3 million after paying off $1.1 million in mortgage debt, funding required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $27,000 to BCM. The new mortgage bears interest at 8.75% per annum, requires monthly payments of principal and interest of $22,198 and matures in March 2010.

  Also in February 2000, the mortgage secured by the 120 unit Crescent Place Apartments in Houston, Texas, was refinanced in the amount of $2.2 million. TCI received net cash of $370,000 after paying off $1.7 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $22,000 to BCM. The new mortgage bears interest at a variable rate, currently 7.04% per annum, requires monthly payments of principal and interest of $14,462 and matures in March 2030.

  Further in February 2000, the mortgage secured by the 180 unit Madison at Bear Creek Apartments in Houston, Texas, was refinanced in the amount of $3.5 million. TCI received net cash of $730,000 after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $35,000 to BCM. The new mortgage bears interest at a variable rate, currently 7.04% per annum, requires monthly payments of principal and interest of $23,380 and matures in March 2030.

  In February 2000, the 96 unit Hunters Bend Apartments in San Antonio, Texas, was sold for $1.7 million. TCI received net cash of $499,000 after the payment of various closing costs, including a $59,000 real estate brokerage commission to Regis. The purchaser assumed the $1.1 million mortgage secured by the property. A gain will be recognized on the sale.

  Also in February 2000, the Manhattan land, a 108.9 acre parcel of unimproved land in Farmers Branch, Texas, was purchased for $10.7 million. TCI paid $5.7 million in cash and obtained mortgage financing of $5.0 million. The mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in February 2001. TCI paid a real estate brokerage commission of $271,000 to Regis and a real estate acquisition fee of $107,000 to BCM.

  In March 2000, the 218 unit Westgate of Laurel Apartments in Laurel, Maryland, was sold for $11.3 million. TCI received net cash of $2.6 million after the payment of various closing costs, including a $272,000 real estate brokerage commission to Regis. The purchaser assumed the $7.5 million mortgage secured by the property. A gain will be recognized on the sale.

  Properties Held for Sale. Set forth below are TCI's properties held for sale, primarily obtained through foreclosure.

Property                                               Location         Acres
--------                                          ------------------ -----------
Land
Fiesta........................................... San Angelo, TX     .6657 Acres
Fruitland........................................ Fruitland Park, FL  4.66 Acres
Moss Creek....................................... Greensboro, NC      4.79 Acres
Round Mountain................................... Austin, TX           128 Acres

  In October 1999, a 42 acre parcel of the Moss Creek land, unimproved land in Greensboro, North Carolina, was sold for $160,000. TCI received net cash of $153,000 after the payment of various closing costs, including a real estate brokerage commission of $6,000 to Regis. A gain of $153,000 was recognized on the sale.

  Partnership Properties. Set forth below are the properties owned by partnerships which TCI accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1999, 1998 and 1997:

                                                                          Rent Per
                                                                        Square Foot       Occupancy %
                                                    Units/          -------------------- --------------
Property                      Location          Square Footage       1999   1998   1997  1999 1998 1997
--------                 ------------------ ----------------------- ------ ------ ------ ---- ---- ----
Apartment
Lincoln Court........... Dallas, TX         55 Units/40,063 Sq. Ft. $ 1.14 $ 1.08 $ 1.04  92   95   99

Office Building
Prospect Park #29....... Rancho Cordova, CA          40,807 Sq. Ft.  16.56  17.91  16.97 100  100  100

Shopping Center
Chelsea Square.......... Houston, TX                 70,275 Sq. Ft.   8.95   8.61   9.21  85   81   49

  TCI owns a noncontrolling combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

  TCI is a 30% general partner in Sacramento Nine ("SAC 9"), which owns the Prospect Park #29 Office Building. In December 1999, SAC 9 sold the 62,957 sq. ft. U. S. Sprint Office Building in Rancho Cordova, California, for $7.4 million. SAC 9 received net cash of $4.0 million after paying off $3.2 million in mortgage debt and the payment of various closing costs. TCI received a distribution of $1.2 million of the net cash. SAC 9 recognized a gain of $4.7 million on the sale of which TCI's equity share was $1.4 million. In 1999, TCI received no operating distributions from SAC 9.

  TCI is a 63.7% limited partner and IORI is a 36.3% general partner in the Tri-City Limited Partnership ("Tri-City") which owns the Chelsea Square Shopping Center. In June 1999, Tri-City sold the 48,696 sq. ft. Summit at Bridgewood Shopping Center in Ft. Worth, Texas, for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs, including a real estate brokerage commission of $119,000 to Carmel. TCI received a distribution of $2.0 million of the net cash. Tri-City recognized a gain of $587,000 on the sale of which TCI's equity share was $374,000. In July 1999, Tri-City sold the 53,472 sq. ft. MacArthur Mills Office Building in Carrollton, Texas, for $3.9 million, receiving net cash of $2.3 million after paying off $1.3 million in mortgage debt and the payment of various closing costs, including a real estate brokerage commission of $137,000 to Carmel. TCI received a distribution of $1.5 million of the net cash. Tri-City recognized a gain of $2.3 million on the sale of which TCI's equity share was $1.4 million. In 1999, TCI received $272,000 in operating distributions from the partnership. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Related Party Transactions."

Mortgage Loans

  In addition to investments in real estate, a portion of TCI's assets are invested in mortgage notes receivable, principally secured by real estate. Management expects that the percentage of TCI's assets invested in mortgage loans will decline, as it has determined that in 2000 TCI will not seek to fund or acquire new mortgage loans. However, it may originate mortgage loans in conjunction with providing purchase money financing of property sales. Management intends to service and hold for investment the mortgage notes in TCI's portfolio. TCI's mortgage notes receivable consist of first, wraparound and junior mortgage loans.

  Types of Mortgage Activity. TCI has originated its own mortgage loans, as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services TCI's mortgage notes. TCI's investment policy is described in ITEM 1. "BUSINESS--Business Plan and Investment Policy."

  Types of Properties Securing Mortgage Notes. The properties securing TCI's mortgage notes receivable portfolio at December 31, 1999, consisted of an apartment, two office buildings, a hotel, a mobile home park, unimproved land and a developed residential lot. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

  At December 31, 1999, TCI's mortgage notes receivable portfolio included seven mortgage loans with an aggregate principal balance of $3.6 million secured by income-producing real estate located in the Midwest and Southwest regions of the continental United States and two loans with an aggregate principal balance of $8.5 million secured by collateral other than income-producing real estate. At December 31, 1999, 2% of TCI's assets were invested in notes and interest receivable.

  The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI's mortgage notes receivable at December 31, 1999. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of TCI's mortgage notes receivable portfolio.

                                                                Commercial
   Region                                            Apartments Properties Total
   ------                                            ---------- ---------- -----
   Southwest........................................     38%        56%      94%
   Midwest..........................................    --           6        6
                                                        ---        ---      ---
                                                         38%        62%     100%
                                                        ===        ===      ===

  A summary of the activity in TCI's mortgage notes receivable portfolio during 1999 is as follows:

   Mortgage notes receivable at January 1, 1999.............................  16
   Loans paid off...........................................................  (4)
   Loans funded.............................................................   2
   Loans obtained through merger with CMET..................................   2
   Loans written off as uncollectible.......................................  (7)
                                                                             ---
   Mortgage notes receivable at December 31, 1999...........................   9
                                                                             ===

During 1999, $33,000 was collected in full payment of four mortgage notes and $4,000 in principal payments were received.

  At December 31, 1999, 1% of TCI's assets were invested in mortgage notes secured by non-income-producing real estate, comprised of a first mortgage note secured by a residential lot in Greensboro, North Carolina and a first mortgage note secured by 253 acres of unimproved land in McKinney, Texas.

  First Mortgage Loans. TCI invests in first mortgage notes, with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. TCI may grant participations in first mortgage loans that it originates to other lenders.

  The following discussion briefly describes the first mortgage loans that TCI originated as well as events that affected previously funded first mortgage loans during 1999.

  In March 1999, TCI accepted $33,000 as the early discounted payoff of four mortgage notes receivable with a combined principal balance of $55,000 and secured by undeveloped residential lots in Greensboro, North Carolina. No loss was incurred in excess of the reserve previously established.

  In June 1999, three mortgage notes receivable with an aggregate principal balance of $196,000 were written off as uncollectible. No loss was incurred in excess of the reserve previously established.

  As discussed in "Real Estate" above, in December 1999, TCI provided $1.2 million of purchase money financing in conjunction with the sale of the Town and Country Office Building in Houston, Texas. The note receivable bears interest at 8.5% per annum, requires monthly payments of interest only and matures in December 2000.

  Also as discussed in "Real Estate" above, in December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney and Collin County, Texas. The note receivable bears interest at 8.5% per annum, required a $1.0 million principal paydown in February 2000, which was received, requires payment of accrued interest in June 2000 and a payment of all principal and accrued interest at maturity in September 2000.

  Junior Mortgage Loans. TCI may invest in junior mortgage loans, which are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of TCI's assets. At December 31, 1999, less than 1% of TCI's assets were invested in junior mortgage loans.

  The following discussion briefly describes the events that affected previously funded junior mortgage loans during 1999.

  In August 1998, a mortgage note receivable with a principal balance of $2.0 million and a carrying value of $207,000 and secured by a second lien on a shut-down hotel in Lake Charles, Louisiana became delinquent. To protect its interest, TCI purchased the first lien mortgage for $149,000. Foreclosure proceedings were commenced and title to the property was received in February 2000. No loss was incurred on foreclosure, as the estimated fair market value of the property, less estimated costs of sale, exceeds the carrying value of the mortgage notes receivable.

  Loans Secured by Collateral Other than Real Estate. In June 1992, TCI received ten notes secured by collateral other than real estate in satisfaction of a $622,000 obligation. In June 1999, the remaining five notes, with a combined principal balance of $374,000, were written off as uncollectible. No loss was incurred in excess of the reserve previously established.

  Partnership mortgage loans. TCI owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. TCI received no distributions from NIA in 1999 and advanced $4,000 to the partnership.

ITEM 3. LEGAL PROCEEDINGS

Olive Litigation

  In February 1990, TCI, together with CMET, IORI and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement.

  On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provided for the settlement of all matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

  The Olive Amendment provided, among other things, for the addition of four new unaffiliated members to TCI's Board of Directors and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, TCI, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations.

  The Olive Amendment also provided that TCI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998. Plaintiffs' counsel has asserted that the Board did not comply with the provision requiring such engagement and has requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. A status conference on this matter was held on February 14, 2000. The Court has not entered any order.

  The provisions of the Settlement and Olive Amendment terminated on April 28, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                               ----------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER STOCKHOLDER MATTERS

  TCI's Common Stock is traded on the New York Stock Exchange ("NYSE") using the symbol "TCI". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.

   Quarter Ended                                              High       Low
   -------------                                            --------- ---------
   March 31, 2000 (through March 3, 2000).................. $13       $10 13/16

   March 31, 1999..........................................  16 3/8    11 5/8
   June 30, 1999...........................................  12 1/2    11 3/8
   September 30, 1999......................................  13 7/16   10 7/8
   December 31, 1999.......................................  13 1/8    11 1/4

   March 31, 1998..........................................  18 1/4    14 1/4
   June 30, 1998...........................................  17 15/16  14 3/4
   September 30, 1998......................................  16 1/4    12 1/2
   December 31, 1998.......................................  14 1/2    11 1/2

  As of March 3, 2000, the closing price of TCI's Common Stock as reported in the consolidated reporting system of the NYSE was $12.25 per share.

  As of March 3, 2000, TCI's Common Stock was held by 6,209 holders of record.

                                                                        Amount
   Date Declared                    Record Date        Payable Date    Per Share
   -------------                 ------------------ ------------------ ---------
   March 4, 1999................ March 15, 1999     March 31, 1999       $.15
   June 2, 1999................. June 14, 1999      June 30, 1999         .15
   September 9, 1999............ September 20, 1999 October 5, 1999       .15
   November 22, 1999............ December 15, 1999  December 31, 1999     .15
   February 16, 1998............ March 13, 1998     March 31, 1998        .15
   May 27, 1998................. June 4, 1998       June 19, 1998         .15
   August 31, 1998.............. September 15, 1998 September 30, 1998    .15
   November 24, 1998............ December 15, 1998  December 30, 1998     .15

  TCI reported to the Internal Revenue Service that 100% of the dividends paid in 1999 and 1998 represented capital gains.

  On December 5, 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI's Common Stock. Through December 31, 1999, a total of 409,765 shares had been repurchased at a cost of $3.3 million. No shares were repurchased in 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                                 (dollars in thousands, except per share)
EARNINGS DATA
Revenues................  $   82,492  $   70,636  $   55,961  $   46,878  $   48,272
Expenses................      92,892      76,602      65,578      56,499      58,174
                          ----------  ----------  ----------  ----------  ----------
(Loss) from operations..     (10,400)     (5,966)     (9,617)     (9,621)     (9,902)
Equity in income (loss)
 of investees...........         102         (68)        (78)        (20)     (1,083)
Gain on sale of real
 estate.................      40,517      12,940      22,294       1,579       5,822
Extraordinary gain......         --          --          --          --        1,293
                          ----------  ----------  ----------  ----------  ----------
Net income (loss).......      30,219       6,906      12,599      (8,062)     (3,870)
Preferred dividend
 requirement............         (30)         (1)        --          --          --
                          ----------  ----------  ----------  ----------  ----------
Net income (loss)
 applicable to Common
 shares.................  $   30,189  $    6,905  $   12,599  $   (8,062) $   (3,870)
                          ==========  ==========  ==========  ==========  ==========
PER SHARE DATA
Income (loss) before
 extraordinary gain.....  $     7.05  $     1.78  $     3.22  $    (2.02) $    (1.29)
Extraordinary gain......         --          --          --          --          .32
                          ----------  ----------  ----------  ----------  ----------
Net income (loss)
 applicable to Common
 shares.................  $     7.05  $     1.78  $     3.22  $    (2.02) $     (.97)
                          ==========  ==========  ==========  ==========  ==========
Dividends per share.....  $      .60  $      .60  $      .28* $      .28  $      .07
Weighted average Common
 shares outstanding.....   4,283,574   3,876,797   3,907,221   3,994,687   4,012,275

--------
*  Does not include a special dividend of $1.00 per share.

                                        For the Years Ended December 31,
                                  --------------------------------------------
                                    1999     1998     1997     1996     1995
                                  -------- -------- -------- -------- --------
                                    (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest receivable,
 net............................. $ 11,530 $  1,493 $  3,947 $  8,606 $ 10,017
Real estate held for sale, net
  Foreclosed.....................    1,790    1,356    1,356      910    2,460
  Other..........................      --       --     3,630    2,089    3,415
Real estate held for investment,
 net.............................  599,746  347,389  269,845  217,010  220,105
Total assets.....................  714,195  382,203  319,135  244,971  260,036
Notes and interest payable.......  503,406  282,688  222,029  158,692  159,889
Stockholders' equity.............  179,112   91,132   86,133   78,959   89,084
Book value per share............. $  20.76 $  23.35 $  22.15 $  20.11 $  22.19

  TCI purchased ten properties for a total of $51.4 million and obtained an additional 64 properties through merger with CMET in 1999, purchased 22 properties in 1998 for a total of $91.0 million, 15 properties in 1997 for a total of $60.0 million and six properties in 1996 for a total of $7.7 million. TCI sold 11 properties in 1999 for a total of $116.8 million, five properties in 1998 for a total of $31.8 million, five properties in 1997 for a total $29.1 million and five properties in 1996 for a total of $8.9 million. See
ITEM 2. "PROPERTIES--Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  Shares and per share data have been restated for the three for two Common Stock split effected February 15, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  TCI invests in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. TCI is the successor to a California business trust organized on September 6, 1983 which commenced operations on January 31, 1984.

  On September 25, 1998, TCI and CMET jointly announced the agreement of their respective Boards of Directors for TCI to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transactions. The merger was completed on November 30, 1999. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. TCI accounted for the merger as a purchase.

Liquidity and Capital Resources

  Cash and cash equivalents at December 31, 1999 totaled $41.3 million compared with $10.5 million at December 31, 1998. The principal reasons for the increase in cash are discussed in the paragraphs below.

  TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management expects that TCI's cash at December 31, 1999, and cash that will be generated in 2000 from property operations, the collection of mortgage notes receivable, sales of properties and refinancing or extension of certain mortgage debt will be sufficient to meet all of TCI's cash requirements, including debt service obligations coming due in 2000, dividend payments and property maintenance and improvements.

  Net cash provided by operating activities increased to $4.1 million in 1999 from $3.4 million in 1998. The primary factors contributing to TCI's cash flow from operations are discussed in the following paragraphs.

  Cash flow from property operations (rents collected less payments for property operating expenses) increased to $37.2 million in 1999 from $29.8 million in 1998. An increase of $3.1 million was due to the purchase of seven income producing properties in 1999 and 18 income producing properties in 1998, an increase of $1.4 million was due to the properties obtained in the merger with CMET and an increase of $3.8 million was due to increased apartment and commercial property occupancy and rental rates, and control of operating expenses. These increases were partially offset by a decrease of $2.3 million due to the sale of 12 income producing properties in 1999 and 1998. Management believes that this trend of increased cash flow from property operations will continue as a result of increased rental rates in both apartments and commercial properties and increased commercial property occupancy and full year operations of the properties obtained in the CMET merger.

  Interest collected decreased to $449,000 in 1999 from $807,000 in 1998. This decrease was due to eight mortgage notes receivable being collected in 1999 and 1998 and the foreclosure of the collateral property securing a note receivable in 1998.

  Interest paid increased to $25.5 million in 1999 from $21.2 million in 1998. An increase of $4.3 million was due to 25 properties being purchased on a leveraged basis in 1999 and 1998 and refinancings and financings of unencumbered properties during 1999 and 1998. An increase of $1.6 million was due to the merger with CMET. This increase was partially offset by a decrease of $1.6 million due to properties sold in 1998 and 1999. Interest paid will continue to increase as additional properties are purchased on a leveraged basis and due to the properties obtained in the merger with CMET.

  Advisory and net income fees paid to affiliate of $4.0 million in 1999 was comparable to the $4.1 million in 1998.

  General and administrative expenses paid increased to $3.5 million in 1999 from $2.7 million in 1998. This increase was due to legal fees incurred on litigation related to damage to an office building prior to its sale and an increase in advisory cost reimbursements.

  Distributions were received from equity investees operating cash flow of $331,000 in 1999 and $482,000 in 1998. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1999, TCI received cash of $33,000 from the collection of four mortgage notes receivable, $4,000 in mortgage receivable payments, net cash of $39.5 million from new mortgage borrowings and refinancings and an additional $47.5 million, after debt payoffs, from property sales. In 1999, $45.5 million in cash was expended on property purchases and a total of $3.7 million in principal payments on mortgage debt.

  Scheduled principal payments on notes payable of $82.9 million are due in 2000. For those mortgages that mature in 2000, it is management's intention to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis, or pay them when due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

  TCI has continued to be an active buyer of real estate in the first quarter of 2000, purchasing the 75 unit Apple Lane Apartments and the 95 unit Quail Creek Apartments, both in Lawrence, Kansas, the 20 acre Netzer land parcel in Collin County, Texas, the 17.07 acre Lamar land parcel in Austin, Texas and the 108.9 acre Manhattan land in Farmers Branch, Texas. TCI paid a total of $7.8 million in cash, with the remainder of the purchase prices being financed through mortgage debt. TCI derived the cash portions of these purchases from its cash on hand at December 31, 1999. In the first quarter of 2000, TCI also sold the 96 unit Hunters Bend Apartments in San Antonio, Texas and the 218 unit Westgate of Laurel Apartments in Laurel, Maryland. TCI received net cash of $3.1 million from the sales. See NOTE 20. "SUBSEQUENT EVENTS."

  Pursuant to a repurchase program originally announced on December 5, 1989, the Board of Directors has authorized the repurchase of a total of 687,000 shares of TCI's Common Stock. As of March 3, 2000, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. No shares were repurchased in either 1999 or the first quarter of 2000.

  TCI has paid dividends on its Common Stock since the fourth quarter of 1995. Dividends paid to Common stockholders totaled $3.0 million or $.60 per share in 1999 and $2.3 million or $.60 per share in 1998. In addition, the Company declared a special dividend of $1.00 per share, or $3.9 million, in December 1997 that was paid in January 1998.

  Management reviews the carrying values of TCI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses; (4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Results of Operations

  1999 Compared to 1998. TCI had net income of $30.2 million in 1999, as compared to $6.9 million in 1998. Net income for 1999 included gains on the sale of real estate of $40.5 million. Net income for 1998 included gains on the sale of real estate of $12.9 million. Fluctuations in the components of revenue and expense between 1999 and 1998 are discussed below.

  Rents increased to $82.0 million in 1999 from $69.8 million in 1998. An increase of $8.2 million was due to properties purchased or obtained through foreclosure in 1998 and 1999; $5.5 million was due to the properties obtained in the merger with CMET and the remaining $3.8 million was due to increased apartment and commercial property occupancy and rental rates primarily:
Sandstone Apartments, Bent Tree Gardens Apartments, Mountain Plaza Apartments, Fountain Village Apartments, Spa Cove Apartments, Summerstone Apartments, Summerfield Apartments, Bonita Plaza Office Building, Lexington Center Plaza Towers Office Building, Waterstreet Office Building, One Steeplechase Office Building, Technology Trading Industrial Warehouse, Corporate Pointe Office Building, Hartford Office Building, Plaza on Bachman Creek Shopping Center, Dunes Plaza Shopping Center and K-Mart Cary Shopping Center. These increases were partially offset by a decrease of $5.1 million due to properties sold in 1998 and 1999.

  Property operating expenses increased to $44.5 million in 1999 from $38.3 million in 1998. Of the increase, $5.1 million was due to properties purchased in 1998 and 1999 and $4.1 million was due to the properties obtained in the merger with CMET. This increase was partially offset by a decrease of $2.8 million due to properties sold in 1998 and 1999.

  Rents and property operating expenses are both expected to increase in 2000 due to properties obtained in the merger with CMET, and also from anticipated increases in apartment rental rates, increased commercial property occupancy and from a full year of operations of the properties acquired during 1999 and in the first quarter of 2000. See NOTE 2. "ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST."

  Interest and other income decreased to $453,000 in 1999 from $807,000 in 1998. The decrease in interest income was due to eight mortgage notes receivable being collected in 1998 and 1999 and the foreclosure of the collateral property securing a note in 1998. Interest income in 2000 is expected to increase due to the two mortgage notes receivable obtained in the merger with CMET and TCI having provided purchase money financing in conjunction with two property sales in 1999.

  Interest expense increased to $27.7 million in 1999 from $22.8 million in 1998. Of this increase, $3.9 million was due to properties purchased in 1999 and 1998, $2.1 million was due to the properties obtained in the merger with CMET and $333,000 was due to property financings and refinancings during 1999 and 1998. These increases were partially offset by a decrease of $1.5 million due to properties sold and mortgages paid off in 1999 and 1998. Interest expense is expected to increase in 2000 due to anticipated property refinancings, the leveraged properties obtained in the merger with CMET and the properties purchased in the first quarter of 2000 on a leveraged basis.

  Depreciation expense increased to $11.7 million in 1999 from $10.7 million in 1998. An increase of $1.8 million was attributable to property purchases in 1999 and 1998, $634,000 was due to the completion of construction of an apartment in 1999, and the remainder from property additions and tenant improvements. These increases were partially offset by a decrease of $1.5 million due to properties sold in 1999 and 1998. Depreciation expense is expected to increase in 2000 due to a full year of depreciation of properties acquired or completed in 1999, properties obtained in the merger with CMET and the income producing properties purchased in the first quarter of 2000.

  Advisory and net income fees increased to $5.7 million in 1999 from $2.5 million in 1998. The increase was due to an increase in the net income fee in 1999 due to an increase in net income and an increase in the advisory fee due to an increase in gross assets, the basis for the fee. The advisory fee will increase in 2000 due to the merger with CMET. See NOTE 12. "ADVISORY AGREEMENT."

  General and administrative expenses increased to $3.3 million in 1999 from $2.3 million in 1998. The increase was primarily due to legal fees incurred on litigation related to damage to an office building prior to its sale and an increase in advisory cost reimbursements. General and administrative expenses are expected to increase due to the merger with CMET. See NOTE 2. "ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST".

  Equity in income of investees increased to $102,000 in 1999 from a loss of $68,000 in 1998. The increase was primarily due to IORI, an equity investee. Equity income is expected to be minimal in 2000. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1999, gains on sale of real estate totaling $40.5 million were realized, $1.9 million on the sale of Mariner's Pointe Apartments, $8.3 million on the sale of 74 New Montgomery Office Building, $675,000 on the sale of Republic land, $5.1 million on the sale of Parke Long Industrial Warehouse, $153,000 on the sale of a portion of the Moss Creek land, $5.4 million on the sale of Corporate Center Industrial Warehouse, $747,000 on the sale of Laws land, $4.4 million on the sale of Sullyfield Industrial Warehouse, $5.6 million on the sale of Spa Cove Apartments, $4.7 million on the sale of Woods Edge Apartments and $3.5 million, TCI's share of the gains realized by three equity investees on the sale of two shopping centers and two office buildings. See NOTE 5. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1998, gains on sale of real estate totaling $12.9 million were realized, a $2.1 million previously deferred gain upon collection of a mortgage note receivable related to a prior property sale that had been recorded under the cost recovery method, $671,000 from the collection of a mortgage note receivable that had been written off in a prior year, $5.9 million on the sale of Chesapeake Ridge Office Building, $3.4 million on the sale of Northtown Mall, $219,000 on the sale of Denton Drive Industrial Warehouse, $350,000 on the sale of a portion of the Moss Creek land, and $356,000, TCI's share of the gain realized by an equity investee on the sale of its two apartments. See
NOTE 5. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  1998 Compared to 1997. Net income for 1998 was $6.9 million compared to $12.6 million in 1997. Net income for 1998 included gains on the sale of real estate of $12.9 million. Net income for 1997 included gains on sale of real estate of $22.3 million. Fluctuations in the components of revenue and expense between 1998 and 1997 are discussed below.

  Rents increased to $69.8 million in 1998 from $54.5 million in 1997. An increase of $16.1 million was due to properties purchased or obtained through foreclosure in 1997 and 1998; and $2.2 million was due to increased occupancy and rental rates at TCI's apartments and commercial properties primarily: Spa Cove Apartments, Arbor Point Apartments, Woods Edge Apartments, Plaza Towers Office Building, 74 New Montgomery Office Building, Waterstreet Office Building, Parke Long Industrial Warehouse and Hartford Office Building. These increases were partially offset by a decrease of $3.0 million due to properties sold in 1997 and 1998.

  Property operating expenses increased to $38.3 million in 1998 from $32.4 million in 1997. Of the increase, $10.0 million was due to properties purchased in 1997 and 1998. This increase was partially offset by a decrease of $4.0 million due to properties sold in 1997 and 1998.

  Interest and other income decreased to $807,000 in 1998 from $1.5 million in 1997. The decrease was due to seven mortgage notes receivable being collected in 1997 and 1998 and the foreclosure of the collateral property securing another note in 1998.

  Interest expense increased to $22.8 million in 1998 from $16.8 million in 1997. Of this increase, $5.8 million was due to properties purchased in 1998 and 1997 and $984,000 was due to property financings and refinancings during 1998 and 1997. These increases were partially offset by a decrease of $759,000 due to properties sold and mortgages paid off in 1998 and 1997.

  Depreciation expense increased to $10.7 million in 1998 from $9.6 million in 1997. An increase of $2.0 million was attributable to property purchases in 1998 and 1997 and an increase of $522,000 was due to property additions and tenant improvements. These increases were partially offset by decreases of $1.4 million due to properties sold in 1998 and 1997 and $21,000 due to assets becoming fully depreciated.

  Advisory and net income fees decreased to $2.5 million in 1998 from $2.8 million in 1997. The decrease was due to a decrease in the net income fee in 1998 due to a decrease in net income partially offset by an increase in the advisory fee due to an increase in gross assets, the basis for the fee. See
NOTE 12. "ADVISORY AGREEMENT."

  General and administrative expenses decreased to $2.3 million in 1998 from $2.6 million in 1997. The decrease was primarily due to a decrease in legal fees related to the Olive and other litigation. See NOTE 19. "COMMITMENTS AND CONTINGENCIES".

  In the fourth quarter of 1997, a provision for loss of $1.3 million was recognized to reduce the carrying value of a shopping center to its agreed sales price less estimated costs of sale. Sale of the property occurred in March 1998.

  Equity in income of investees improved to a net loss of $68,000 in 1998 from a net loss of $78,000 in 1997. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1998, TCI recognized gains totaling $12.9 million; a $2.1 million previously deferred gain upon collection of a mortgage note receivable related to a prior year property sale that had been recorded under the cost recovery method, $671,000 from the collection of a mortgage note receivable which had been written off in a prior year, $3.4 million from the sale of Northtown Mall, $219,000 from the sale of Denton Drive Industrial Warehouse, $5.9 million from the sale of Chesapeake Ridge Office Building, $350,000 from the sale of a portion of the Moss Creek land and $356,000, TCI's share of the gain recognized by an equity investee on the sale of its two apartments.

  In 1997, TCI recognized gains totaling $22.3 million; $1.4 million from the sale of the Downtown Dallas land, $19.4 million from the sale of Republic Towers Office Building, $55,000 from the sale of a foreclosed single family residence, $554,000 from the sale of President's Square Shopping Center and $890,000, TCI's share of the gain recognized by IORI on the sale of three of its apartments. See NOTE 5. "REAL ESTATE."

Environmental Matters

  Under various federal, state and local environmental laws, ordinances and regulations, TCI may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

  Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on TCI's business, assets or results of operations.

Inflation

  The effects of inflation on TCI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, TCI's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.

Tax Matters

  For the years 1999, 1998 and 1997, TCI elected and in the opinion of management, qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, TCI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, TCI is also required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property on an annual basis to stockholders.

Year 2000

  Even though January 1, 2000 has passed, and no adverse impact from the transition to the year 2000 has been experienced, no assurance can be provided that TCI's suppliers and tenants have not been affected in a manner that is not yet apparent. As a result, management will continue to monitor TCI's year 2000 compliance and the year 2000 compliance of TCI's suppliers and tenants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

  TCI's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the effect of the changes on future operations. Market risk is managed by matching a property's anticipated net operating income to an appropriate financing.

  The following table contains only those exposures that existed at December 31, 1999. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Trading Instruments-Equity Price
 Risk
  Marketable securities at market value                         $13,954
Non-trading Instruments-Equity Price
 Risk


Notes receivable

  Variable interest
   rate-fair value                                                               $  1,389

                           2000     2001     2002     2003    2004    Thereafter  Total
                          -------  -------  -------  ------  -------  ---------- --------
  Instrument's
   maturities...........  $   --   $   --   $   --   $  --   $ 1,369   $    --    $ 1,369
  Instrument's
   amortization.........      --       --       --      --       --         --        --
   Interest.............      127      127      127     126       63        --        570
   Average rate.........      9.3%     9.3%     9.3%    9.3%     9.3%       --

Fixed interest rate-fair
 value..................                                                          $12,046


                           2000     2001     2002     2003    2004    Thereafter  Total
                          -------  -------  -------  ------  -------  ---------- --------
  Instrument's
   maturities...........  $10,065  $    --  $   148  $   --  $    --   $     --   $10,213
  Instrument's
   amortization.........       53       61       51      45       50        219       479
   Interest.............      651       53       41      30       25         42       842
   Average rate.........     11.6%     9.7%     9.9%   10.4%    10.4%      10.4%
Liabilities
Non-trading Instruments-
 Equity Price Risk

Notes payable                                                                    $104,364


  Variable interest
   rate-fair value
                           2000     2001     2002     2003    2004    Thereafter  Total
                          -------  -------  -------  ------  -------  ---------- --------
  Instrument's
   maturities...........  $32,517  $21,663  $ 9,883  $5,626  $14,786   $ 17,269  $101,744
  Instrument's
   amortization.........    2,760    1,320    1,073     946      716      8,304    15,119
   Interest.............    8,192    6,765    4,807   3,938    3,113      9,825    36,640
   Average rate.........      8.3%     9.7%     9.0%    8.9%     9.3%       7.2%

Fixed interest rate-fair
 value                                                                           $378,406


                           1999     2000     2001     2002    2003    Thereafter  Total
                          -------  -------  -------  ------  -------  ---------- --------
  Instrument's
   maturities...........  $43,345  $43,699  $25,299  $5,855  $32,000   $193,148  $343,346
  Instrument's
   amortization.........    4,319    4,826    4,969   4,717    4,694     17,150    40,675
   Interest.............   30,579   25,003   21,694  20,170   18,896     64,274   180,616
   Average rate.........      8.5%     8.0%     8.0%    8.0%     8.3%       7.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   29

Consolidated Balance Sheets--December 31, 1999 and 1998..................   30

Consolidated Statements of Operations--Years Ended December 31, 1999,
 1998 and 1997...........................................................   31

Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 1999, 1998 and 1997.....................................................   32

Consolidated Statements of Cash Flows--Years Ended December 31, 1999,
 1998 and 1997...........................................................   33

Notes to Consolidated Financial Statements...............................   35

Schedule III--Real Estate and Accumulated Depreciation...................   52

Schedule IV--Mortgage Loans on Real Estate...............................   59

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Transcontinental Realty Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Dallas, Texas
March 23, 2000

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                       (dollars in thousands,
                                                          except per share)
                       Assets
Notes and interest receivable
 Performing..........................................  $    11,691  $     1,429
 Nonperforming, nonaccruing..........................          382          950
                                                       -----------  -----------
                                                            12,073        2,379
Less--allowance for estimated losses.................         (543)        (886)
                                                       -----------  -----------
                                                            11,530        1,493
Foreclosed real estate held for sale.................        1,790        1,356
Real estate held for investment, net of accumulated
 depreciation ($84,986 in 1999 and $61,241 in 1998)..      599,746      347,389
Investment in real estate entities...................        2,310        3,458
Investment in marketable equity securities of
 affiliate, at market................................       13,954          --
Cash and cash equivalents............................       41,266       10,505
Other assets (including $14,945 in 1999 and $1,325 in
 1998 from affiliates)...............................       43,599       18,002
                                                       -----------  -----------
                                                       $   714,195  $   382,203
                                                       ===========  ===========
        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable...........................  $   503,406  $   282,688
Other liabilities (including $2,356 in 1999 and $62
 in 1998 to affiliates)..............................       31,677        8,383
                                                       -----------  -----------
                                                           535,083      291,071
Commitments and contingencies
Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares;
  issued and outstanding 5,829 shares (liquidation
  preference $583)...................................          --           --
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 8,626,611 shares in
 1999 and 3,878,463 shares in 1998...................           86           39
Paid-in capital......................................      278,119      218,087
Accumulated distributions in excess of accumulated
 earnings............................................      (99,811)    (126,994)
Unrealized gain on marketable equity securities......          718          --
                                                       -----------  -----------
                                                           179,112       91,132
                                                       -----------  -----------
                                                       $   714,195  $   382,203
                                                       ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Years Ended December 31,
                                   -------------------------------------------
                                       1999           1998           1997
                                   -------------  -------------  -------------
                                   (dollars in thousands, except per share)
Revenues
 Rents (including $1,653 in 1999
  from affiliates)................ $      82,039  $      69,829  $      54,462
 Interest and other income........           453            807          1,499
                                   -------------  -------------  -------------
                                          82,492         70,636         55,961
Expenses
 Property operations (including
  $2,864 in 1999, $2,753 in 1998
  and $2,262 in 1997 to
  affiliates).....................        44,497         38,282         32,424
 Interest.........................        27,697         22,797         16,765
 Depreciation.....................        11,694         10,691          9,578
 Advisory fee to affiliate........         3,219          1,962          1,807
 Net income fee to affiliate......         2,450            558          1,022
 General and administrative
  (including $1,367 in 1999,
  $1,121 in 1998 and $1,187 in
  1997 to affiliates).............         3,335          2,312          2,645
 Provision for losses.............           --             --           1,337
                                   -------------  -------------  -------------
                                          92,892         76,602         65,578
                                   -------------  -------------  -------------
(Loss) from operations............       (10,400)        (5,966)        (9,617)
Equity in income (loss) of
 investees........................           102            (68)           (78)
Gain on sale of real estate.......        40,517         12,940         22,294
                                   -------------  -------------  -------------
Net income........................        30,219          6,906         12,599
Preferred dividend requirement....           (30)            (1)           --
                                   -------------  -------------  -------------
Net income applicable to Common
 shares........................... $      30,189  $       6,905  $      12,599
                                   =============  =============  =============
Earnings per share
Net income applicable to Common
 shares........................... $        7.05  $        1.78  $        3.22
                                   =============  =============  =============
Weighted average Common shares
 used in computing earnings per
 share............................     4,283,574      3,876,797      3,907,221
                                   =============  =============  =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Accumulated
                                                      Distributions  Accumulated
                            Common Stock              in Excess of      Other
                          ----------------- Paid-in    Accumulated  Comprehensive Stockholders'
                           Shares    Amount Capital     Earnings       Income        Equity
                          ---------  ------ --------  ------------- ------------- -------------
                                       (dollars in thousands, except per share)
Balance, January 1,
 1997...................  3,926,445   $39   $218,133    $(139,213)      $--         $ 78,959
Fractional shares of
 Common Stock acquired..        (18)  --         --           --         --              --
Repurchase of Common
 Stock..................    (37,227)  --        (445)         --         --             (445)
Dividends ($.28 per
 share).................        --    --         --        (1,090)       --           (1,090)
Special dividend ($1.00
 per share) declared....        --    --         --        (3,890)       --           (3,890)
Net income..............        --    --         --        12,599        --           12,599
                          ---------   ---   --------    ---------       ----        --------

Balance, December 31,
 1997...................  3,889,200    39    217,688     (131,594)       --           86,133
Issuance of Series A
 Preferred Stock 5,829
 shares.................        --    --         583          --         --              583
Repurchase of Common
 Stock..................    (21,950)  --        (336)         --         --             (336)
Sale of Common Stock
 under dividend
 reinvestment plan......     11,213   --         152          --         --              152
Dividends ($.60 per
 share).................        --    --         --        (2,306)       --           (2,306)
Net income..............        --    --         --         6,906        --            6,906
                          ---------   ---   --------    ---------       ----        --------
Balance, December 31,
 1998...................  3,878,463    39    218,087     (126,994)       --           91,132
Comprehensive income
 Unrealized gain on
  marketable equity
  securities of
  affiliate.............        --    --         --           --         718             718
 Net income.............        --    --         --        30,219        --           30,219
                                                                                    --------
                                                                                      30,937
Sale of Common Stock
 under dividend
 reinvestment plan......      4,578   --          53          --         --               53
Shares issued in
 conjunction with
 acquisition of
 Continental Mortgage
 and Equity Trust.......  4,743,570    47     59,979          --         --           60,026
Common dividends ($.60
 per share).............        --    --         --        (3,006)       --           (3,006)
Preferred dividends
 ($5.00 per share)......        --    --         --           (30)       --              (30)
                          ---------   ---   --------    ---------       ----        --------

Balance, December 31,
 1999...................  8,626,611   $86   $278,119    $ (99,811)      $718        $179,112
                          =========   ===   ========    =========       ====        ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years
                                                       Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected (including $1,040 in 1999 from
  affiliates)....................................  $ 81,244  $ 69,307  $ 57,144
 Interest collected..............................       449       807     1,098
 Interest paid...................................   (25,543)  (21,179)  (16,016)
 Payments for property operations (including
  $2,864 in 1999, $2,753 in 1998 and $2,262 in
  1997 to affiliates)............................   (44,039)  (39,474)  (40,984)
 Advisory and net income fee paid to affiliate...    (3,958)   (4,125)   (1,807)
 General and administrative expenses paid
  (including $1,367 in 1999, $1,121 in 1998 and
  $1,187 in 1997 to affiliates)..................    (3,488)   (2,705)   (2,457)
 Distributions from operating cash flow of equity
  investees......................................       331       482       687
 Insurance settlement............................       --        --      9,633
 Other...........................................      (905)      306     2,684
                                                   --------  --------  --------
  Net cash provided by operating activities......     4,091     3,419     9,982
Cash Flows from Investing Activities
 Collections on notes receivable.................        37     2,892     5,048
 Acquisition of notes receivable.................       --       (149)      --
 Real estate improvements and construction.......   (21,826)   (9,595)   (5,767)
 Proceeds from sale of real estate...............   104,210    31,807    29,081
 Deposits on pending purchase....................    (2,912)   (3,796)   (1,115)
 Deferred merger costs...........................       --       (519)      --
 Acquisitions of real estate (including $1,815 in
  1999, $3,468 in 1998 and $2,966 in 1997 to
  affiliates)....................................   (45,510)  (77,395)  (46,433)
 Distributions from investing cash flow of equity
  investees......................................     4,709       701     1,101
 Contributions to equity investees...............      (111)      (21)     (731)
                                                   --------  --------  --------
  Net cash provided by (used in) investing
   activities....................................    38,597   (56,075)  (18,816)
Cash Flows from Financing Activities
 Payments on notes payable.......................   (99,163)  (34,555)  (37,095)
 Proceeds from notes payable.....................    91,959    81,058    73,817
 Reimbursements to advisor.......................       --        (61)     (450)
 Dividends paid..................................    (3,036)   (6,196)   (1,090)
 Shares of Common Stock repurchased..............       --       (336)     (445)
 Deferred financing costs (including ($422 in
  1999, $341 in 1998 and $517 in 1997 to
  affiliates)....................................    (1,740)   (1,634)   (2,130)
 Sale of Common Stock under dividend reinvestment
  plan...........................................        53       152       --
                                                   --------  --------  --------
  Net cash provided by (used in) financing
   activities....................................   (11,927)   38,428    32,607
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    30,761   (14,228)   23,773
Cash and cash equivalents, beginning of year.....    10,505    24,733       960
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 41,266  $ 10,505  $ 24,733
                                                   ========  ========  ========

Reconciliation of net income to net cash provided
 by operating activities
 Net income......................................  $ 30,219  $  6,906  $ 12,599
 Adjustments to reconcile net income to net cash
  provided by operating activities
 Depreciation and amortization...................    13,470    11,488    10,005
 Provision for losses............................       --        --      1,337
 Equity in (income) loss of equity investees.....      (102)       68        78
 Gain on sale of real estate.....................   (40,517)  (12,940)  (22,294)
 Distributions from operating cash flow of equity
  investees......................................       331       482       687
 (Increase) in interest receivable...............        (1)      --       (244)
 (Increase) decrease in other assets.............    (7,093)   (2,036)    5,305
 Increase in interest payable....................       375       821       165
 Increase (decrease) in other liabilities........     7,409    (1,370)    2,344
                                                   --------  --------  --------
  Net cash provided by operating activities......  $  4,091  $  3,419  $  9,982
                                                   ========  ========  ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                                            For the Years
                                                          Ended December 31,
                                                        -----------------------
                                                          1999     1998   1997
                                                        --------  ------ ------
                                                        (dollars in thousands)
Schedule of noncash investing and financing activities
 Carrying value of real estate acquired through
  foreclosure in satisfaction of notes receivable (with
  carrying value of $2,514 in 1998).................... $    --   $2,514 $  --
 Notes payable from purchase of real estate............    6,848     --  13,606
 Series A Preferred Stock issued in conjunction with
  purchase of real estate..............................      --      583    --
 Notes receivable from sales of real estate............    9,680     --     --
Acquisition of Continental Mortgage and Equity Trust
 Carrying value of notes and interest receivable.......      390     --     --
 Carrying value of real estate.........................  258,787     --     --
 Carrying value of equity investees....................      267     --     --
 Carrying value of investment in marketable equity
  securities of affiliate..............................   13,236     --     --
 Carrying value of other assets........................   20,640     --     --
 Carrying value of notes and interest payable.......... (220,860)    --     --
 Carrying value of other liabilities...................  (13,242)    --     --


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

  Certain balances for 1998 and 1997 have been reclassified to conform to the 1999 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and company business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983 and commenced operations on January 31, 1984. The Company invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.

  Basis of consolidation. The Consolidated Financial Statements include the accounts of TCI and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

  Accounting estimates. In the preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from those estimates.

  Interest recognition on notes receivable. It is the Company's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

  Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company's investment in the note exceeds the estimated fair value of the collateral securing such note.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

  Investment in noncontrolled partnerships and equity investees. The Company uses the equity method to account for investments in partnerships which it does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., ("IORI"). Under the equity method, the Company's initial investment, recorded at cost, is increased by its proportionate share of the investee's operating income and additional advances and decreased by its proportionate share of the investee's operating losses and distributions received.

  Operating segments. Management has determined that the Company's reportable operating segments are those that are based on the Company's method of internal reporting, which disaggregates its operations based on type of real estate.

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

  Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

  Earnings per share. Income per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

NOTE 2. ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST

  On September 25, 1998, the Company and Continental Mortgage and Equity Trust ("CMET") jointly announced the agreement of their respective Boards of Directors for the Company to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transaction. The merger was completed on November 30, 1999. Pursuant to the merger agreement, the Company acquired all of the outstanding CMET shares of beneficial interest in a tax free exchange of shares,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

issuing 1.181 shares of its Common Stock for each outstanding CMET share. The Company accounted for the merger as a purchase.

  The consolidation of the Company's accounts with those of CMET resulted in an increase in the Company's net real estate of $258.8 million. This amount was allocated to the individual real estate assets based on their relative individual fair market values.

  Pro forma operating results for 1999 and 1998, as if the Company acquired CMET on January 1, of each year would have been:

                                                               1999      1998
                                                             --------  --------
Revenues.................................................... $143,579  $134,879
Property operating expenses.................................  (79,295)  (75,650)
Interest....................................................  (47,273)  (44,159)
Depreciation................................................  (19,150)  (17,954)
Advisory fee................................................   (4,952)   (3,282)
Net income fee..............................................   (3,083)     (662)
General and administrative expenses.........................   (5,442)   (4,617)
Provision for losses........................................      --        506
                                                             --------  --------
(Loss) from operations......................................  (15,616)  (10,939)
Equity in income of investees...............................      302       445
Gains on sale of real estate................................   47,117    18,642
                                                             --------  --------
Net income.................................................. $ 31,803  $  8,148
                                                             ========  ========

NOTE 3. NOTES AND INTEREST RECEIVABLE

  Notes and interest receivable consisted of the following:

                                                   1999              1998
                                             ----------------- ----------------
                                             Estimated         Estimated
                                               Fair     Book     Fair     Book
                                               Value    Value    Value   Value
                                             --------- ------- --------- ------
Notes receivable
  Performing................................  $11,712  $11,676  $1,407   $1,429
  Nonperforming, nonaccruing................    1,723      385     719      950
                                              -------  -------  ------   ------
                                              $13,435   12,061  $2,126    2,379
                                              =======           ======
  Interest receivable.......................                12                3
  Unamortized (discounts)...................               --                (3)
                                                       -------           ------
                                                       $12,073           $2,379
                                                       =======           ======

  The Company does not recognize interest income on nonperforming notes receivable. For the years 1999, 1998 and 1997, unrecognized interest income on nonperforming notes totaled $26,000, $175,000 and $257,000, respectively.

  Performing notes receivable at December 31, 1999, mature from 2000 through 2008 with interest rates ranging from 8.0% to 12.0% per annum, with a weighted average rate of 10.1%. Discounts were based on imputed interest rates at the time of origination. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $9.7 million are due in 2000.

  In March 1999, the Company accepted $33,000 as early discounted payoffs of four mortgage notes receivable with a combined principal balance of $55,000. The Company incurred no loss on the discounted payoffs in excess of the reserve previously established.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In June 1999, eight notes receivable with a combined principal balance of $571,000 were written off as uncollectible. No loss was incurred in excess of the reserve previously established.

  In August 1998, a mortgage note receivable with a principal balance of $2.0 million and a carrying value of $207,000, secured by a second lien on a closed hotel in Lake Charles, Louisiana became delinquent. To protect its interest, the Company purchased the first lien mortgage for $149,000. Foreclosure proceedings were commenced and title to the property was received in February 2000. No loss was incurred on foreclosure as the estimated fair value of the property, less estimated costs of sale, exceeds the carrying value of the mortgage notes receivable.

  As discussed in NOTE 5. "REAL ESTATE", in December 1999, TCI provided $1.2 million of purchase money financing in conjunction with the sale of the Town and Country Office Building in Houston, Texas. The note receivable bears interest at 8.5% per annum, requires monthly payments of interest only, matures December 2000 and is secured by a first lien on the property sold.

  Also as discussed in NOTE 5. "REAL ESTATE," in December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney and Collin County, Texas. The note receivable bears interest at 8.5% per annum, required a $1.0 million principal paydown in February 2000, which was received, requires payment of accrued interest in June 2000 and a payment of all principal and accrued interest at maturity in September 2000.

  In 1998, the Company collected $2.1 million in full settlement of a note receivable and accrued but unpaid interest. The note receivable originated from a 1995 sale the Company had recorded under the cost recovery method with the gain being deferred until the note receivable was collected. Accordingly, the previously deferred gain of $2.1 million was recognized on collection of the note.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES

  Activity in the allowance for estimated losses was as follows:

                                                              1999   1998  1997
                                                              -----  ----  ----
   Balance January 1,........................................ $ 886  $891  $926
     Amounts charged off.....................................  (593)   (5)  (35)
     CMET allowance..........................................   250   --    --
                                                              -----  ----  ----
   Balance December 31,...................................... $ 543  $886  $891
                                                              =====  ====  ====

NOTE 5. REAL ESTATE

  In February 1999, the Company sold the 368 unit Mariner's Pointe Apartments in St. Petersburg, Florida, for $6.7 million, receiving net cash of $2.6 million after paying off $3.9 million in mortgage debt and the payment of various closing costs. A gain of $1.9 million was recognized on the sale.

  In March 1999, the Company purchased the 264 unit Fairway View Estates Apartments in El Paso, Texas, for $5.2 million, paying $1.6 million in cash and obtaining mortgage financing of $3.6 million.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

  In July 1999, the Company sold the Republic land, a .925 acre parcel of improved land in Dallas, Texas, for $1.8 million, receiving net cash of $443,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs. A gain of $675,000 was recognized on the sale.

  Also in July 1999, the Company sold the 216,131 sq. ft. Parke Long Industrial Warehouse in Chantilly, Virginia, for $15.1 million, receiving net cash of $6.4 million after paying off $7.6 million in mortgage debt and the payment of various closing costs. A gain of $5.1 million was recognized on the sale.

  Further in July 1999, the Company purchased the 57,493 sq. ft. Chesapeake Center Office Building in San Diego, California, for $5.2 million. The Company paid $2.2 million in cash, assumed the existing mortgage of $2.5 million and obtained seller financing of an additional $500,000.

  In September 1999, the Company purchased the 90,009 sq. ft. Remington Office Tower in Tulsa, Oklahoma, for $4.6 million paying $1.0 million in cash and assuming the existing mortgage of $3.6 million.

  Also in September 1999, the Company purchased the Alamo Springs land, a .678 acre parcel of unimproved land in Dallas, Texas, for $1.3 million, paying $533,000 in cash and assuming the existing mortgage of $750,000.

  Further in September 1999, the Company purchased the 222,654 sq. ft. Eton Square Building in Tulsa, Oklahoma, for $14.0 million, paying $3.5 million in cash and obtaining mortgage financing of $10.5 million.

  In October 1999, the Company sold the 177,563 sq. ft. Corporate Center Industrial Warehouse in Ashburn, Virginia, for $12.3 million, receiving net cash of $4.9 million after paying off $6.8 million in mortgage debt and the payment of various closing costs. A gain of $5.4 million was recognized on the sale.

  Also in October 1999, the Company sold a 42 acre parcel of the Moss Creek land, unimproved land in Greensboro, North Carolina, for $160,000, receiving net cash of $153,000 after the payment of various closing costs. A gain of $153,000 was recognized on the sale.

  In December 1999, the Company purchased the 23,650 sq. ft. Addison Hangar in Addison, Texas, for $2.2 million, paying $500,000 in cash and obtaining mortgage financing of $1.7 million.

  Also in December 1999, the Company purchased the 138 unit Plantation Apartments in Tulsa, Oklahoma, for $3.2 million, paying $1.2 million in cash and obtaining mortgage financing of $2.0 million.

  Further in December 1999, the Company sold the Laws land, a 1.41 parcel of unimproved land in Dallas, Texas, for $3.0 million, receiving net cash of $2.7 million after the payment of various closing costs. A gain of $747,000 was recognized on the sale.

  In December 1999, the Company sold the 243,813 sq. ft. Sullyfield Industrial Warehouse in Chantilly, Virginia, for $16.5 million, receiving net cash of $7.8 million after paying off $8.7 million of mortgage debt and the payment of various closing costs. A gain of $4.4 million was recognized on the sale.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Also in December 1999, the Company sold the 303 unit Spa Cove Apartments in Annapolis, Maryland, for $19.9 million, receiving net cash of $6.2 million after paying off $12.9 million in mortgage debt, including a $988,000 prepayment penalty and the payment of various closing costs. A gain of $5.6 million was recognized on the sale.

  Further in December 1999, the Company sold the 162 unit Woods Edge Apartments in Rockville, Maryland, for $11.3 million, receiving net cash of $4.1 million after paying off $6.5 million in mortgage debt, including a $536,000 prepayment penalty and the payment of various closing costs. A gain of $4.7 million was recognized on the sale.

  In December 1999, the Company sold the 64,089 sq. ft. Town and Country Office Building in Houston, Texas, for $1.5 million, receiving net cash of $105,000 after the payment of various closing costs. The Company provided $1.2 million of purchase money financing. The Company has recorded this sale under the cost recovery method and has deferred recognizing a gain of approximately $800,000 on the sale pending collection of the note receivable. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

  Also in December 1999, the Company sold, in a single transaction, the 140 acres of McKinney Corners land in McKinney, Texas and 113 acres of State Highway 121 land in Collin County, Texas, for $10.1 million, receiving no net cash after paying off $1.5 million in mortgage debt and the payment of various closing costs. The Company provided $8.5 million of purchase money financing. The Company has recorded this sale under the cost recovery method and has deferred recognizing a gain of approximately $4.8 million on the sale pending collection of the note receivable. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

  In 1998, the Company sold four commercial properties with a total of 681,940 sq. ft., for $33.8 million and a 19 acre parcel of land for $375,000. The Company received net cash of $13.4 million from the sales after paying off $20.3 million in mortgage debt and paying various closing costs. Gains totaling $9.9 million were recognized on the sales. Also in 1998, the Company purchased six commercial properties with a total of 296,562 sq. ft., for a total of $25.9 million, nine apartments with a total of 1,566 units, for a total of $65.2 million, four parcels of land totaling 53.5 acres, for $9.6 million and three hotels with a total of 152 rooms for $11.6 million. The Company paid $26.8 million in cash, issued preferred stock with a value of $583,000 and either assumed existing mortgages or obtained new mortgage financing totaling $58.9 million.

  In 1997, the Company sold three commercial properties for $27.1 million, a parcel of land for $2.7 million, and a foreclosed single family residence for $778,000. Gains totaling $21.4 million were recognized on the sales.

NOTE 6. INVESTMENT IN MARKETABLE EQUITY SECURITIES

  The Company's marketable equity securities consist of 820,850 shares of common stock of American Realty Trust, Inc. ("ART"), approximately 7.8% of ART's outstanding shares. ART is a publicly held real estate company.

                                                                         1999
                                                                        -------
   American Realty Trust, Inc. ("ART")................................. $13,954
                                                                        =======

  The ART common stock is considered available-for-sale and is carried at fair value, year end market price. The ART common stock is an acquired CMET asset. The officers of the Company are also officers of ART. The Company's advisor also serves as advisor to ART and IORI. At December 31, 1999, ART owned approximately 38.8% of the Company's outstanding shares of Common Stock.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 7. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

  Investments in equity method real estate entities consist of the following:

                                                                  1999    1998
                                                                 ------  ------
   Income Opportunity Realty Investors, Inc. ("IORI")........... $  606  $  466
   Tri-City Limited Partnership ("Tri-City")....................  1,799   3,624
   Nakash Income Associates ("NIA").............................   (659)   (717)
   Sacramento Nine ("SAC 9")....................................    489     --
   Other........................................................     75      85
                                                                 ------  ------
                                                                 $2,310  $3,458
                                                                 ======  ======

  The Company owns an approximate 22.6% interest in IORI, a publicly held Real Estate Investment Trust ("REIT"), having a market value of $1.8 million at December 31, 1999. At December 31, 1999, IORI had total assets of $91.5 million and owned five apartments in Texas and nine office buildings (six in California, two in Texas and one in Virginia). In November 1999, IORI sold a 23,518 sq. ft. shopping center in Boca Raton, Florida, for $3.2 million, receiving net cash of $1.5 million after paying off $1.3 million in mortgage debt, including a $180,000 prepayment penalty, and the payment of various closing costs. IORI recognized a gain of $490,000 on the sale of which the Company's equity share was $111,000. In 1998, IORI recognized a gain on sale of real estate of $180,000, its share of gains recognized by an equity investee, of which the Company's equity share was $40,000. In 1997, IORI sold three apartments for $22.1 million in cash. IORI received net cash of $8.5 million after paying off $15.3 million in mortgage debt and the payment of various closing costs. IORI recognized a gain of $4.0 million on the sales, of which the Company's equity share was $897,000.

  The Company owns a 63.7% limited partner interest and IORI owns a 36.3% general partner interest in Tri-City which, at December 31, 1999, owned a shopping center in Houston, Texas. In June 1999, Tri-City sold a 48,696 sq. ft. shopping center in Ft. Worth, Texas, for $3.3 million, receiving net cash of $3.1 million after the payment of various closing costs. The Company received a distribution of $2.0 million of the net cash. Tri-City recognized a gain of $587,000 on the sale of which the Company's equity share was $374,000. In July 1999, Tri-City sold a 53,472 sq. ft. office building in Carrollton, Texas, for $3.9 million, receiving net cash of $2.3 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $1.5 million of the net cash. Tri-City recognized a gain of $2.3 million on the sale of which the Company's equity share was $1.4 million. In May 1998, Tri-City sold its two apartments for $3.3 million in cash. Tri-City received net cash of $1.4 million after paying off $1.9 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $701,000 of the net cash. Tri-City recognized a gain of $496,000 on the sale, of which the Company's equity share was $316,000.

  The Company owns a non-controlling 60% general partner interest and IORI owns a 40% general partner interest in NIA, which owns a wraparound mortgage note receivable. The NIA partnership agreement requires the consent of both the Company and IORI for any material changes in the operations of NIA.

  The Company is a noncontrolling 30% general partner in SAC 9, which, at December 31, 1999, owned an office building in Rancho Cordova, California. In December 1999, SAC 9 sold a 62,957 sq. ft. office building in Rancho Cordova, California, for $7.4 million, receiving net cash of $4.0 million after paying off $3.2 million in mortgage debt and the payment of various closing costs. The Company received a distribution of $1.2 million of the net cash. SAC 9 recognized a gain of $4.7 million on the sale of which the Company's equity share was $1.4 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Set forth below are summarized financial data for the entities accounted for using the equity method:

                                                            1999      1998
                                                          --------  --------
   Real estate, net of accumulated depreciation ($12,216
    in 1999 and $12,117 in 1998)......................... $ 92,745  $ 93,165
   Notes receivable......................................      902       902
   Other assets..........................................    5,605     5,296
   Notes payable.........................................  (65,876)  (65,115)
   Other liabilities.....................................   (4,691)   (5,113)
                                                          --------  --------
   Partners' capital..................................... $ 28,685  $ 29,135
                                                          ========  ========

  The Company's share of the above equity investee capital was $8.0 million in 1999 and $8.8 million in 1998.

                                                     1999     1998     1997
                                                    -------  -------  -------
   Rents and interest income....................... $20,675  $17,566  $15,699
   Depreciation....................................  (3,152)  (2,703)  (2,139)
   Operating expenses..............................  (8,123)  (9,202)  (9,485)
   Interest expense................................  (7,609)  (6,274)  (4,579)
                                                    -------  -------  -------
   Income (loss) before gain on sale of real
    estate.........................................   1,791     (613)    (504)
   Gain on sale of real estate.....................   8,020      496    3,953
                                                    -------  -------  -------
   Net income (loss)............................... $ 9,811  $  (117) $ 3,449
                                                    =======  =======  =======

  The Company's equity share of:

                                                     1999     1998     1997
                                                    -------  -------  -------
   Income (loss) before gain on sale of real
    estate......................................... $   102  $   (68) $   (78)
   Gain on sale of real estate.....................   3,569      356      890
                                                    -------  -------  -------
   Net income...................................... $ 3,671  $   288  $   812
                                                    =======  =======  =======

NOTE 8. NOTES AND INTEREST PAYABLE

  Notes and interest payable consist of the following:

                                                  1999               1998
                                           ------------------ ------------------
                                           Estimated          Estimated
                                             Fair      Book     Fair      Book
                                             Value    Value     Value    Value
                                           --------- -------- --------- --------
   Notes payable.......................... $482,770  $500,884 $275,027  $280,592
                                           ========           ========
   Interest payable.......................              2,522              2,096
                                                     --------           --------
                                                     $503,406           $282,688
                                                     ========           ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Scheduled principal payments are due as follows:

   2000................................................................ $ 82,941
   2001................................................................   71,508
   2002................................................................   41,224
   2003................................................................   17,144
   2004................................................................   52,196
   Thereafter..........................................................  235,871
                                                                        --------
                                                                        $500,884
                                                                        ========

  Notes payable at December 31, 1999 bear interest at rates ranging from 6.5% to 16.5% per annum, and mature between 2000 and 2037. The mortgages are collateralized by deeds of trust on real estate having a net carrying value of $592.5 million.

  In 1999, the Company purchased two apartments, five commercial properties, and three parcels of land for a total of $51.4 million. In conjunction with the purchases, the Company either assumed existing mortgages or obtained mortgage financing totaling $35.4 million. The mortgages bear interest at rates ranging from 7.25% to 16.5% per annum, require monthly payments of principal and interest, currently totaling $299,931, or quarterly payments of interest only, currently totaling $99,063, and mature from 2000 to 2005.

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

  Also in April 1999, the Company refinanced the mortgage debt secured by the 106,257 sq. ft. Waterstreet Office Building in Boulder, Colorado, in the amount of $13.3 million, receiving net cash of $5.4 million after paying off $7.9 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.76% per annum, requires monthly payments of principal and interest of $95,375 and matures in April 2009.

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

  In July 1999, the Company refinanced the matured mortgage debt secured by the 242 unit Summerstone Apartments in Houston, Texas, in the amount of $5.3 million, receiving net cash of $258,000 after paying off $4.9 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.67% per annum, requires monthly payments of principal and interest of $37,535 and matures in August 2009.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In September 1999, the Company refinanced the mortgage debt secured by the 49 unit Villas at Fairpark Apartments in Los Angeles, California, in the amount of $2.4 million, receiving net cash of $847,000 after paying off $1.5 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 9.0% per annum, requires monthly payments of principal and interest of $19,054 and matures in September 2006.

  In October 1999, the Company refinanced the mortgage debt secured by the 132 unit Villa Piedra Apartments in Los Angeles, California, in the amount of $4.7 million, receiving net cash of $1.1 million after paying off $3.5 million in mortgage debt, funding required escrows and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 8.625% per annum, requires monthly payments of principal and interest of $35,664 and matures in October 2002.

  In November 1999, in a single transaction, the Company refinanced the mortgage debt secured by the 195 unit Arbor Point Apartments in Odessa, Texas, the 120 unit Coventry Apartments in Midland, Texas and the 180 unit Southgate Apartments in Odessa, Texas in the total amount of $4.7 million, receiving net cash of $1.5 million after paying off $2.9 million in mortgage debt and the payment of various closing costs. The new mortgages bear interest at variable rates, currently 6.95% per annum, require monthly payments of principal and interest totaling $30,781 and mature in December 2029.

  Also in November 1999, the Company refinanced the mortgage debt secured by the 276 unit Shadow Run Apartments in Pinellas Park, Florida, in the amount of $8.7 million, receiving net cash of $1.7 million after paying off $7.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9.86% per annum, requires monthly payments of principal and interest of $78,238 and matures in February 2002.

  In December 1999, the Company refinanced the mortgage debt secured by the 188 unit Mountain Plaza Apartments in El Paso, Texas, in the amount of $4.5 million, receiving net cash of $1.3 million after paying off $3.0 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $44,363 and matures in December 2002.

  In 1998, the Company obtained mortgage financing totaling $4.0 million secured by a second lien on an apartment and an unencumbered parcel of land. The Company received net cash of $3.8 million after funding escrows and the payment of various closing costs. The mortgages bear interest rates of 7.275% and 9.25% per annum and mature in September 2009 and May 2000. Also in 1998, the Company refinanced the mortgage debt secured by four commercial properties and one apartment, in the total amount of $30.2 million. The Company received net cash of $9.3 million after paying off $20.6 million in mortgage debt, funding required escrows and the payment of various closing costs. The mortgages bear interest at rates ranging from 6.85% to 7.51% per annum and mature between November 2001 and November 2008.

NOTE 9. PREFERRED STOCK

  The Company's Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted, after November 1, 2003, into Common Stock at the daily average closing price of the Common Stock for the prior five trading days. At December 31, 1999 and 1998, 5,829 shares of Series A Preferred Stock were issued and outstanding.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 10. DIVIDENDS

  The Company has paid quarterly dividends on its Common Stock since the fourth quarter of 1995. The Company paid dividends of $3.0 million ($.60 per share) in 1999, $2.3 million ($.60 per share) in 1998 and $1.1 million ($.28 per share) in 1997. In addition, the Company declared a special dividend of $1.00 per share, or $3.9 million, in December 1997 that was paid in January 1998.

  The Company reported to the Internal Revenue Service that 100% of the dividends paid in 1997, 1998 and 1999 represented capital gains.

NOTE 11. RENTS UNDER OPERATING LEASES

  The Company's operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2008. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 1999:

   2000................................................................ $ 43,822
   2001................................................................   37,018
   2002................................................................   30,245
   2003................................................................   22,841
   2004................................................................   16,387
   Thereafter..........................................................   30,527
                                                                        --------
                                                                        $180,840
                                                                        ========

NOTE 12. ADVISORY AGREEMENT

  Basic Capital Management, Inc. ("BCM") has served as advisor to the Company since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services.

  At the annual meeting of stockholders held on August 31, 1999, the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders was approved. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders but do require the approval of the Board of Directors.

  Under the Advisory Agreement, BCM is required to formulate and submit annually for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity and other investments. BCM is required to report quarterly to the Board on the Company's performance against the business plan. In addition, all transactions require prior Board approval unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to BCM by the Board.

  The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing BCM's liability for losses by the Company.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Company and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to or refinancing on the Company's properties. BCM also receives reimbursement of certain expenses incurred by it in the performance of advisory services to the Company.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Company one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Company.

  Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of the Company (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $664,000 and $206,000 of the annual advisory fee for 1998 and 1997, respectively.

  Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 13. "PROPERTY MANAGEMENT," the Company has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to perform property management for the Company's properties and as discussed in
NOTE 14. "REAL ESTATE BROKERAGE," has engaged, on a non-exclusive basis, Regis Realty, Inc. ("Regis"), also an affiliate of BCM, to provide brokerage services for the Company.

NOTE 13. PROPERTY MANAGEMENT

  Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), which is a company owned by Gene
E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 43 of the Company's commercial properties and the commercial property owned by Tri-City, in which the Company and IORI are partners, to Regis, which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

  In July 1999, Regis Hotel Corporation, an affiliate of BCM, leased the Company's four hotels at an annual base rent totaling $503,447 per year plus 30% of the hotels' gross revenues.

NOTE 14. REAL ESTATE BROKERAGE

  Regis also provides brokerage services on a non-exclusive basis. Regis is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by the Company.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 15. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Revenue, fees and cost reimbursements from/to BCM and its affiliates:

                                                           1999    1998   1997
                                                          ------- ------ ------
Fees
  Advisory............................................... $ 3,219 $1,962 $1,807
  Net income.............................................   2,450    558  1,022
  Property acquisition...................................   1,815  3,468  2,966
  Real estate brokerage..................................   2,727    767    738
  Mortgage brokerage and equity refinancing..............     422    341    517
  Property and construction management and leasing
   commissions*..........................................   3,608  2,753  2,262
                                                          ------- ------ ------
                                                          $14,241 $9,849 $9,312
                                                          ======= ====== ======
Cost reimbursements...................................... $ 1,367 $1,121 $1,187
                                                          ======= ====== ======
Hotel lease revenue...................................... $ 1,653 $  --  $  --
                                                          ======= ====== ======

--------
* Net of property management fees paid to subcontractors, other than Regis.

NOTE 16. INCOME TAXES

  For the years 1999, 1998 and 1997, the Company has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, it will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to stockholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed.

  The Company had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in 1999, 1998 and 1997; therefore, the Company recorded no provision for income taxes. The Company's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1999, the Company's tax basis in its net assets exceeded their basis for financial statement purposes by $60.6 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Company would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1999, the Company had tax net operating loss carryforwards of $82.6 million expiring through the year 2018.

  As a result of the Company's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 17. OPERATING SEGMENTS

  Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to them based on their operating income and cash flow. Expenses that are not reflected in the segments are $3.3 million in 1999 and $2.3 million in 1998 of general and administrative expenses. Also excluded from operating segment assets are assets of $112,7 million in 1999 and $33,5 million in 1998, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States. See NOTE 3. "NOTES AND INTEREST RECEIVABLE" and "NOTE 5. "REAL ESTATE."

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Presented below is the operating income of each operating segment and each segments' assets for the years 1999 and 1998.

                                         Commercial
                                 Land    Properties Apartments Hotels   Total
                                -------  ---------- ---------- ------- --------
   1999
   Rents......................  $   855   $ 33,970   $ 42,162  $ 5,113 $ 82,039
   Property operating
    expenses..................      917     14,583     26,374    2,623   44,497
                                -------   --------   --------  ------- --------
   Operating income (loss)....  $   (62)  $ 19,326   $ 15,788  $ 2,490 $ 37,542
                                =======   ========   ========  ======= ========
   Depreciation...............  $   --    $  6,086   $  4,872  $   736 $ 11,694
   Interest...................    1,891     11,332     13,032    1,442   27,697
   Real estate improvements...       52      6,303      1,758    2,243   10,356
   Construction expenditures..      --         --      11,470      --    11,470
   Assets.....................   48,253    272,648    261,252   19,383  601,536

  Property Sales

                                                  Commercial
                                          Land    Properties Apartments  Total
                                         -------  ---------- ---------- --------
   Sales price.......................... $14,544   $64,305    $37,910   $116,759
   Cost of sales........................   8,179    40,251     25,773     74,203
                                         -------   -------    -------   --------
   Gains on sales....................... $ 6,365*  $24,054*   $12,137   $ 42,556
                                         =======   =======    =======   ========

--------
* Includes deferred gains from a land sale and from a commercial property sale accounted for using the cost recovery method. See NOTE 5. "REAL ESTATE."

                                         Commercial
                                         Properties Apartments Hotels   Total
                                         ---------- ---------- ------- --------
   1998
   Rents................................  $ 31,282   $ 35,400  $ 3,147 $ 69,829
   Property operating expenses..........    14,291     21,987    2,004   38,282
                                          --------   --------  ------- --------
   Operating income.....................  $ 16,991   $ 13,413  $ 1,143 $ 31,547
                                          ========   ========  ======= ========
   Depreciation and amortization........  $  6,268   $  4,115  $   308 $ 10,691
   Interest.............................    11,753     10,415      629   22,797
   Real estate improvements.............     5,287      4,130      178    9,595
   Assets...............................   173,936    156,933   17,876  348,745

  Property Sales

                                                              Commercial
                                                         Land Properties  Total
                                                         ---- ---------- -------
   Sales price.......................................... $375  $33,665   $34,040
   Cost of sales........................................   25   24,234    24,259
                                                         ----  -------   -------
   Gains on sales....................................... $350  $ 9,431   $ 9,781
                                                         ====  =======   =======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 18. QUARTERLY RESULTS OF OPERATIONS

  The following is a tabulation of the Company's quarterly results of operations for the years 1999 and 1998 (unaudited):

                                             Three Months Ended
                                ----------------------------------------------
                                March 31, June 30,  September 30, December 31,
                                --------- --------  ------------- ------------
   1999
   Income......................  $19,195  $20,111      $18,619      $24,567
   Expenses....................   20,799   21,275       20,979       29,839
                                 -------  -------      -------      -------
   (Loss) from operations......   (1,604)  (1,164)      (2,360)      (5,272)
   Equity in income (loss) of
    investees..................       25       57           (1)          21
   Gain of sale of real
    estate.....................    1,868    8,705        7,482       22,462
                                 -------  -------      -------      -------
   Net income..................      289    7,598        5,121       17,211
   Preferred dividend
    requirement................       (7)      (7)          (9)          (7)
                                 -------  -------      -------      -------
   Net income applicable to
    Common shares..............  $   282  $ 7,591      $ 5,112      $17,204
                                 =======  =======      =======      =======
   Earnings Per Share
   Net income applicable to
    Common shares..............  $   .07  $  1.96      $  1.32      $  3.70
                                 =======  =======      =======      =======

  In the first quarter of 1999, a gain on sale of real estate of $1.9 million was recognized on the sale of Mariner's Pointe Apartments. In the second quarter, a gain on sale of real estate of $8.7 million was recognized on the sale of the 74 New Montgomery Office Building and the Company's share of a gain recognized by an equity investee on the sale of a shopping center. In the third quarter, gains on sale of real estate totaling $7.5 million were recognized on the sale of Parke Long Industrial Warehouse, Republic land and the Company's share of a gain recognized by an equity investee on the sale of a shopping center. In the fourth quarter, gains on sale of real estate totaling $22.5 million were recognized on the sale of the Corporate Center Industrial Warehouse, Laws land, Moss Creek land, Spa Cove Apartments, Woods Edge Apartments, Sullyfield Industrial Warehouse and the Company's share of a gain recognized by an equity investee on the sale of an office building. See
NOTE 5. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
   1998
   Income......................   $16,272  $17,514      $18,221      $18,629
   Expenses....................    17,460   18,264       20,605       20,273
                                  -------  -------      -------      -------
   (Loss) from operations......    (1,188)    (750)      (2,384)      (1,644)
   Equity in income (loss) of
    investees..................       (18)      94          (90)         (54)
   Gain of sale of real
    estate.....................       --     2,488        9,883          569
                                  -------  -------      -------      -------
   Net income..................    (1,206)   1,832        7,409       (1,129)
   Preferred dividend
    requirement................       --       --           --            (1)
                                  -------  -------      -------      -------
   Net income applicable to
    Common shares..............   $(1,206) $ 1,832      $ 7,409      $(1,130)
                                  =======  =======      =======      =======
   Earnings Per Share
   Net income (loss) applicable
    to Common shares...........   $  (.31) $   .47      $  1.91      $  (.29)
                                  =======  =======      =======      =======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In the second quarter of 1998, gains totaling $356,000 were recognized, the Company's share of a gain recognized by an equity investee on the sale of its two apartments and a gain previously deferred on a cost recovery method sale, of $2.1 million was recognized on the collection of a mortgage note receivable. In the third quarter, a gain of $671,000 was recognized on the collection of a mortgage note receivable written off as uncollectible in a prior year. Also in the third quarter, gains on sale of real estate totaling $9.3 million were recognized on the sale of Chesapeake Ridge Office Building and Northtown Mall Shopping Center. In the fourth quarter, gains on sale of real estate totaling $569,000 were recognized on the sale of Denton Drive Warehouse and a 19 acre parcel of land. See NOTE 5. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

NOTE 19. COMMITMENTS AND CONTINGENCIES

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

  On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provided for the settlement of all matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

  The Olive Amendment provided, among other things, for the addition of four new unaffiliated members to the Company's Board of Directors and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Company, CMET, IORI and their stockholders released the defendants from any claims relating to the plaintiffs' allegations.

  The Olive Amendment also provided that the Company's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with the Company, CMET and IORI, including, but not limited to, the fairness to the Company, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998. Plaintiffs' counsel has asserted that the Board did not comply with the provision requiring such engagement and has requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. A status conference on this matter was held on February 14, 2000. The Court has not entered any order.

  The provisions for the Settlement and Olive Amendment terminated on April 28, 1999.

  Other Litigation. The Company is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

NOTE 20. SUBSEQUENT EVENTS

  In January 2000, the Company purchased the 95 unit Quail Creek Apartments in Lawrence, Kansas, for $3.3 million, paying $946,000 in cash and assuming the existing mortgage of $2.3 million. The mortgage bears interest at 7.44% per annum, requires monthly payments of principal and interest of $16,907 and matures in July 2003.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Also in January 2000, the Company purchased the 75 unit Apple Lane Apartments in Lawrence, Kansas, for $1.6 million, paying $524,000 in cash and assuming the existing mortgage of $1.0 million. The mortgage bears interest at 8.625% per annum, requires monthly payments of principal and interest of $9,327 and matures in May 2007.

  Further in January 2000, the Company purchased the Netzer land, a 20 acre parcel of unimproved land in Collin County, Texas, for $400,000 in cash.

  In January 2000, the Company purchased the Lamar land, a 17.07 acre parcel of land in Austin, Texas, for $1.5 million, paying $249,000 in cash and assuming the existing mortgage of $1.0 million. The mortgage bears interest at 10.0% per annum, requires quarterly payments of interest only and matures in December 2000.

  Also in January 2000, the Company refinanced the mortgage secured by the 78,326 sq. ft. Westgrove Air Plaza in Addison, Texas, in the amount of $2.1 million, receiving net cash of $742,000 after paying off $1.2 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at 9.02% per annum through January 2003 and at a variable rate thereafter, requires monthly payments of principal and interest of $18,541 and matures in January 2005.

  In February 2000, the Company refinanced the mortgage secured by the 38,772 sq. ft. Venture Center Office Building in Atlanta, Georgia, in the amount of $2.7 million, receiving net cash of $1.3 million after paying off $1.1 million in mortgage debt, the funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 8.75% per annum, requires monthly payments of principal and interest of $22,198 and matures in March 2010.

  Also in February 2000, the Company refinanced the mortgage secured by the 120 unit Crescent Place Apartments in Houston, Texas, in the amount of $2.2 million, receiving net cash of $370,000 after paying off $1.7 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.04% per annum, requires monthly payments of principal and interest of $14,462 and matures in March 2030.

  Further in February 2000, the Company refinanced the mortgage secured by the 180 unit Madison at Bear Creek Apartments in Houston, Texas, in the amount of $3.5 million, receiving net cash of $730,000 after paying off $2.6 million in mortgage debt and the payment of various closing costs. The new mortgage bears interest at a variable rate, currently 7.04% per annum, requires monthly payments of principal and interest of $23,380 and matures in March 2030.

  In February 2000, the Company sold the 96 unit Hunters Bend Apartments in San Antonio, Texas, for $1.7 million, receiving net cash of $499,000 after the payment of various closing costs. The purchaser assumed the $1.1 million mortgage secured by the property. A gain will be recognized on the sale.

  Also in February 2000, the Company purchased the Manhattan land, a 108.9 acre parcel of unimproved land in Farmers Branch, Texas, for $10.7 million, paying $5.7 million in cash and obtaining mortgage financing of $5.0 million. The mortgage bears interest at 14.0% per annum, requires monthly payments of interest only and matures in February 2001.

  In March 2000, the Company sold the 218 unit Westgate of Laurel Apartments in Laurel, Maryland, for $11.3 million, receiving net cash of $2.6 million after the payment of various closing costs. The purchaser assumed the $7.5 million mortgage secured by the property. A gain will be recognized on the sale.

                                                                    SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                            Cost
                                                        Capitalized
                                                         Subsequent             Gross Amounts of Which
                                   Initial Cost        to Acquisition           Carried at End of Year
                                ------------------- --------------------       -------------------------               Date of
                                        Building &                                    Building &   (1)   Accumulated  Construc-
Property/Location  Encumbrances  Land  Improvements Improvements  Other        Land  Improvements Total  Depreciation   tion
-----------------  ------------ ------ ------------ ------------ -------       ----- ------------ ------ ------------ ---------
                                                                      (dollars in thousands)
Held for
Investment:
Apartments
4242 Cedar
Springs, Dallas,
TX..............     $ 1,353    $  372   $ 1,117       $  51     $  (200)(/2/) $ 372    $  968    $1,340    $  236         1984
4400, Midland,
TX..............       1,109       349     1,396         --          --          349     1,396     1,745        58         1981
Apple Creek,
Dallas, TX......       1,734       167       946         310        (353)(/2/)   167       903     1,070       444         1971
Arbor Point,
Odessa, TX......       1,580       321     1,285         526         --          321     1,811     2,132       381         1975
Ashton Way,
Midland, TX.....       1,109       384     1,536          52         --          384     1,588     1,972        76         1978
Ashley Crest,
Houston, TX.....       2,831       661     2,644         176        (213)(/2/)   661     2,607     3,268       199         1980
Bent Tree,
Addison, TX.....       6,221     1,702     6,808          85         --        1,702     6,893     8,595       368         1979
Camelot, Largo,
FL..............       2,940     1,230     2,870         125        (281)(/2/) 1,230     2,714     3,944       554         1975
Carseka, Los
Angeles, CA.....       1,494       460     1,840         119         --          460     1,959     2,419       193         1971
Cliffs of
Eldorado,
McKinney, TX....      10,591     2,647    10,589         --          --        2,647    10,589    13,236       331         1997
Country Bend,
Fort Worth, TX..       2,486       710     2,842          81         --          710     2,923     3,633       191         1981
Country
Crossings,
Tampa, FL.......       2,657       772     2,444         196        (358)(/2/)   772     2,282     3,054       561         1973
Coventry,
Midland, TX.....       1,250       236       369         184         --          236       553       789       128         1977
Crescent Place,
Houston, TX.....       1,724       494     1,978         123         --          494     2,101     2,595       201         1984
Eagle Rock, Los
Angeles, CA.....       3,267       889     3,556         110        (269)(/2/)   889     3,397     4,286       244         1984
El Chapparal,
San Antonio,
TX..............       4,269       279     2,821         574        (330)(/2/)   279     3,065     3,344     1,348         1963
Fairway View
Estates, El
Paso, TX........       3,563       548     4,935         214         --          548     5,149     5,697       108         1977
Fairways,
Longview, TX....       1,947       657     1,532         119        (266)(/2/)   657     1,385     2,042       362         1980
Fontenelle
Hills, Bellevue,
NE..............      10,628     1,320    11,883         394      (1,360)(/2/) 1,320    10,917    12,237       568    1971/1975
Forest Ridge,
Denton, TX......       1,173       212       849          85        (137)(/2/)   212       797     1,009       238         1975
Fountain Lake,
Texas City, TX..       2,542       861     2,585          19        (254)(/2/)   861     2,350     3,211       384         1975
Fountains of
Waterford,
Midland, TX.....       1,016       311     1,243       1,538         --          311     2,781     3,092       323         1977
Fountain
Village, Tucson,
AZ..............       7,705     1,518     8,352       2,056      (2,375)(/3/) 1,162     8,389     9,551     3,986         1973
Gladstell
Forest, Conroe,
TX..............       2,503       504     2,015         163          --         504     2,178     2,682       306         1985
Glenwood,
Addison, TX.....       2,663       877     3,506          37        (370)(/2/)   877     3,173     4,050       278         1975
Grove Park,
Plano, TX.......       4,662       942     3,767          35        (447)(/2/)   942     3,355     4,297       347         1979
Harper's Ferry,
Lafayette, LA...       1,783       349     1,398         223         --          349     1,621     1,970       422         1972
Heritage, Tulsa,
OK..............       1,970       148       839          83        (300)(/4/)    88       682       770       155         1966
Heritage on the
River,
Jacksonville,
FL..............       7,839     2,070     6,211         296        (719)(/2/) 2,070     5,788     7,858       777         1973
Hunters Bend,
San Antonio,
TX..............       1,129       228       913          22         --          228       935     1,163       175         1972
Hunters Glen,
Midland, TX.....       1,895       519     2,075         321         --          519     2,396     2,915       181         1982
In the Pines,
Gainesville,
FL..............       5,715     1,288     5,154         496        (573)(/2/) 1,288     5,077     6,365     1,009         1972
                              Life on
                               Which
                            Depreciation
                             in Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Held for
Investment:
Apartments
4242 Cedar
Springs, Dallas,
TX..............    06/92    5-40 years
4400, Midland,
TX..............    04/98      40 years
Apple Creek,
Dallas, TX......    12/90    5-40 years
Arbor Point,
Odessa, TX......    08/96    5-40 years
Ashton Way,
Midland, TX.....    04/98    5-40 years
Ashley Crest,
Houston, TX.....    10/97    5-40 years
Bent Tree,
Addison, TX.....    01/98    5-40 years
Camelot, Largo,
FL..............    08/93    5-40 years
Carseka, Los
Angeles, CA.....    11/96    5-40 years
Cliffs of
Eldorado,
McKinney, TX....    10/98      40 years
Country Bend,
Fort Worth, TX..    09/97    5-40 years
Country
Crossings,
Tampa, FL.......    04/93    5-40 years
Coventry,
Midland, TX.....    08/96    5-40 years
Crescent Place,
Houston, TX.....    03/97    5-40 years
Eagle Rock, Los
Angeles, CA.....    08/97    5-40 years
El Chapparal,
San Antonio,
TX..............    01/88    5-40 years
Fairway View
Estates, El
Paso, TX........    03/99      40 years
Fairways,
Longview, TX....    03/93    5-40 years
Fontenelle
Hills, Bellevue,
NE..............    04/98    5-40 years
Forest Ridge,
Denton, TX......    11/91    5-40 years
Fountain Lake,
Texas City, TX..    12/94    5-40 years
Fountains of
Waterford,
Midland, TX.....    05/98    5-40 years
Fountain
Village, Tucson,
AZ..............    01/86    5-40 years
Gladstell
Forest, Conroe,
TX..............    06/95    5-40 years
Glenwood,
Addison, TX.....    11/96    5-40 years
Grove Park,
Plano, TX.......    06/96    5-40 years
Harper's Ferry,
Lafayette, LA...    02/92    5-40 years
Heritage, Tulsa,
OK..............    05/90    5-40 years
Heritage on the
River,
Jacksonville,
FL..............    12/95    5-40 years
Hunters Bend,
San Antonio,
TX..............    05/92      40 years
Hunters Glen,
Midland, TX.....    01/98    5-40 years
In the Pines,
Gainesville,
FL..............    12/94    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                           Cost
                                                        Capitalized
                                                        Subsequent              Gross Amounts of Which
                                   Initial Cost       to Acquisition            Carried at End of Year
                                ------------------- -------------------       ---------------------------               Date of
                                        Building &                                    Building &    (1)   Accumulated  Construc-
Property/Location  Encumbrances  Land  Improvements Improvements Other         Land  Improvements  Total  Depreciation   tion
-----------------  ------------ ------ ------------ ------------ ------       ------ ------------ ------- ------------ ---------
                                                                      (dollars in thousands)
Limestone
Canyon, Austin,
TX..............     $12,427    $1,998    $ --        $11,470    $1,895 (/5/) $1,998   $13,365    $15,363    $   55      1997
Madison at Bear
Creek, Houston,
TX..............       2,631       738    2,950            86      (286)(/2/)    738     2,750      3,488       245      1975
McCallum
Crossing,
Dallas, TX......       8,260     2,005    6,017            95      (653)(/2/)  2,005     5,459      7,464       913      1985
McCallum Glen,
Dallas, TX......       5,083     1,257    5,027            96      (488)(/2/)  1,257     4,635      5,892       596      1986
Mountain Plaza,
El Paso, TX.....       4,505       837    3,347           139       --           837     3,486      4,323       199      1972
Oak Park IV,
Clute, TX.......         --        224      674            27       (95)(/2/)    224       606        830       117      1981
Oak Run,
Pasadena, TX....       4,458       788    3,152            78      (370)(/2/)    788     2,860      3,648       268      1982
Park at
Colonnade, San
Antonio, TX.....       4,120       887    3,546           384      (329)(/2/)    887     3,601      4,488       495      1975
Park Lane,
Dallas, TX......       1,143       175      978           112      (187)(/2/)    175       903      1,078       311      1972
Parkwood Knoll,
San Bernardino,
CA..............       5,507     1,659    4,975            73      (461)(/2/)  1,659     4,587      6,246       692      1986
Plantation,
Tulsa, OK.......       2,011       344    3,096           --        --           344     3,096      3,440         6      1968
Quail Oaks,
Balch Springs,
TX..............       1,240        90    2,160           152      (187)(/2/)     90     2,125      2,215       898      1982
Sandstone, Mesa,
AZ..............       5,748     1,656    6,625            95       --         1,656     6,720      8,376       401      1986
Shadow Run,
Pinellas Park,
FL..............       8,721     1,503    8,229           212       --         1,503     8,441      9,944     3,590      1985
Somerset, Texas
City, TX........       3,108       936    2,811           158      (452)(/2/)    936     2,517      3,453       495      1985
South Cochran,
Los Angeles,
CA..............       1,912       540    2,162            30       --           540     2,192      2,732       470      1928
Southgate,
Odessa, TX......       1,820       335    1,338           318       --           335     1,656      1,991       275      1976
Southgreen,
Bakersfield,
CA..............       2,470       755    3,021           --        --           755     3,021      3,776        82      1985
Stone Oak, San
Antonio, TX.....       3,005       649    2,598           263      (409)(/2/)    649     2,452      3,101       809      1978
Summerfield,
Orlando, FL.....       4,636     1,175    4,698           136       --         1,175     4,834      6,009       707      1971
Summerstone,
Houston, TX.....       5,267     1,155    4,618           272       --         1,155     4,890      6,045       785      1984
Sunchase,
Odessa, TX......       2,088       742    2,967           458       --           742     3,425      4,167       315      1981
Sunset Lake,
Waukegan, IL....       7,512     1,626    6,544           593    (1,060)(/2/)  1,626     6,077      7,703     1,222      1969
Terrace Hills,
El Paso, TX.....       6,367     1,286    5,145           167       --         1,310     5,288      6,598       390      1985
Timbers, Tyler,
TX..............       1,737       497    1,988           --        --           497     1,988      2,485       103      1973
Trails at
Windfern,
Houston, TX.....       3,776       870    3,479            63      (436)(/2/)    870     3,106      3,976       251      1975
Treehouse,
Irving, TX......       2,693       716    2,865           260       --           716     3,125      3,841       296      1974
Villas at
Fairpark, Los
Angeles, CA.....       2,390       425    1,701           --        --           425     1,701      2,126        89      1991
Villas at
Countryside,
Sterling, VA....       5,370     1,323    5,290            31       --         1,323     5,321      6,644       367      1985
Villa Piedra,
Los Angeles,
CA..............       4,716       979    3,914           --        --           979     3,914      4,893       204      1991
Westgate of
Laurel, Laurel,
MD..............       7,536       849    9,391           215       --           849     9,606     10,455     4,072      1969
Westwood,
Odessa, TX......         --         85      341           108       --            85       449        534        87      1977
                              Life on
                               Which
                            Depreciation
                             in Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Limestone
Canyon, Austin,
TX..............    07/98      40 years
Madison at Bear
Creek, Houston,
TX..............    01/97    5-40 years
McCallum
Crossing,
Dallas, TX......    03/94    5-40 years
McCallum Glen,
Dallas, TX......    07/95    5-40 years
Mountain Plaza,
El Paso, TX.....    01/98    5-40 years
Oak Park IV,
Clute, TX.......    06/94    5-40 years
Oak Run,
Pasadena, TX....    12/96    5-40 years
Park at
Colonnade, San
Antonio, TX.....    07/96    5-40 years
Park Lane,
Dallas, TX......    12/90    5-40 years
Parkwood Knoll,
San Bernardino,
CA..............    08/94    5-40 years
Plantation,
Tulsa, OK.......    12/99      40 years
Quail Oaks,
Balch Springs,
TX..............    02/87    5-40 years
Sandstone, Mesa,
AZ..............    10/97    5-40 years
Shadow Run,
Pinellas Park,
FL..............    04/95    5-40 years
Somerset, Texas
City, TX........    12/93    5-40 years
South Cochran,
Los Angeles,
CA..............    05/91    5-40 years
Southgate,
Odessa, TX......    08/96    5-40 years
Southgreen,
Bakersfield,
CA..............    12/98      40 years
Stone Oak, San
Antonio, TX.....    03/90    5-40 years
Summerfield,
Orlando, FL.....    11/94    5-40 years
Summerstone,
Houston, TX.....    12/93    5-40 years
Sunchase,
Odessa, TX......    10/97    5-40 years
Sunset Lake,
Waukegan, IL....    09/94    5-40 years
Terrace Hills,
El Paso, TX.....    03/97    5-40 years
Timbers, Tyler,
TX..............    12/97      40 years
Trails at
Windfern,
Houston, TX.....    05/97    5-40 years
Treehouse,
Irving, TX......    05/97    5-40 years
Villas at
Fairpark, Los
Angeles, CA.....    12/97      40 years
Villas at
Countryside,
Sterling, VA....    05/97    5-40 years
Villa Piedra,
Los Angeles,
CA..............    12/97      40 years
Westgate of
Laurel, Laurel,
MD..............    01/95    5-40 years
Westwood,
Odessa, TX......    08/96    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                            Cost
                                                        Capitalized
                                                         Subsequent              Gross Amounts of Which
                                   Initial Cost        to Acquisition            Carried at End of Year
                                ------------------- --------------------       ---------------------------               Date of
                                        Building &                                     Building &    (1)   Accumulated  Construc-
Property/Location  Encumbrances  Land  Improvements Improvements  Other         Land  Improvements  Total  Depreciation   tion
-----------------  ------------ ------ ------------ ------------ -------       ------ ------------ ------- ------------ ---------
                                                                       (dollars in thousands)
Willow Creek, El
 Paso, TX........    $ 1,748    $  608   $ 1,832      $    47    $  (156)(/2/) $  608   $ 1,723    $ 2,331    $  286         1972
Will-O-Wick,
 Pensacola, FL...      3,200       747     2,990          174       (281)(/2/)    747     2,883      3,630       417         1974
Willow Wick,
 North Augusta,
 SC..............      2,029       324     1,305           39       (170)(/2/)    324     1,174      1,498       154         1968
Woodbridge,
 Westminster,
 CO..............      2,878       899     2,099          157       (387)(/2/)    899     1,869      2,768       379         1968
Woodview,
 Odessa, TX......      2,155       716     2,864          102        --           716     2,966      3,682       138         1974
Office Buildings
225 Baronne, New
 Orleans, LA.....      7,400     1,162    10,457        4,260     (1,293)(/2/)  1,162    13,424     14,586       792         1960
1010 Commons,
 New Orleans,
 LA..............      8,425       143    15,011       10,953     (1,218)(/2/)  2,113    22,776     24,889       967         1971
4135 Beltline,
 Addison, TX.....      3,500       476     4,280          --         --           476     4,280      4,756       124    1981/1982
AMOCO, New
 Orleans, LA.....     15,000       895     3,582        5,638     (1,149)(/2/)  1,233     7,733      8,966     1,922         1974
Atrium, Palm
 Beach, FL.......      4,019     1,147     4,590           42        --         1,147     4,632      5,779       184         1985
Bay Plaza,
 Tampa, FL.......      2,807       895     3,582          137       (384)(/2/)    895     3,335      4,230       260         1988
Bonita Plaza,
 Bonita, CA......      5,069     1,168     4,670          984        --         1,168     5,654      6,822       430         1991
Chesapeake
 Center, San
 Diego, CA.......      2,959       546     5,013          232        --           546     5,245      5,791        31         1984
Corporate Point,
 Chantilly, VA...      3,919       830     3,321          668        --           830     3,989      4,819       802         1992
Daley Plaza, San
 Diego, CA.......      3,403       973     3,889          455        --           973     4,344      5,317       241         1981
Durham Center,
 Durham, NC......     14,404     4,233    16,932          768     (1,362)(/2/)  4,233    16,338     20,571     1,121         1988
Eton Square,
 Tulsa, OK.......     10,480     1,469    13,219          --         --         1,469    13,219     14,688        83         1985
Forum, Richmond,
 VA..............      5,352     1,360     5,439        1,027        --         1,360     6,466      7,826     1,631         1987
Hartford,
 Dallas, TX......      2,190       630     2,520          674        --           630     3,194      3,824       607         1980
Institute Place
 Lofts, Chicago,
 IL..............      6,018       665     7,057          496        --           665     7,553      8,218     3,829         1910
Jefferson,
 Washington,
 DC..............      9,015     2,774    11,096          919       (883)(/2/)  2,774    11,132     13,906       960         1979
Lexington
 Center, Colorado
 Springs, CO.....      4,262     1,103     4,413          471        --         1,103     4,884      5,987       356         1986
NASA, Houston,
 TX..............        --        410     3,319         (909)      (272)(/2/)    172     2,376      2,548     1,421         1979
One
 Steeplechase,
 Sterling, VA....      8,072     1,380     5,520        2,807         72 (/5/)  1,380     8,399      9,779     2,667         1987
Parkway North,
 Dallas, TX......      3,900     1,173     4,692          327        --         1,173     5,019      6,192       312         1980
Plaza Towers,
 St. Petersburg,
 FL..............      7,255     1,760    12,617        7,072     (4,379)(/3/)  1,241    15,829     17,070     9,403         1979
Remington Tower,
 Tulsa, OK.......      3,598       480     4,351          --         --           480     4,351      4,831        38         1982
Savings of
 America,
 Houston, TX.....      1,241       338     1,353          492        --           338     1,845      2,183       241         1979
Signature
 Athletic Club,
 Dallas, TX......      2,681     1,075     2,921          469       (439)(/2/)  1,075     2,951      4,026       130         1985
                              Life on
                               Which
                            Depreciation
                             in Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Willow Creek, El
 Paso, TX........   05/94    5-40 years
Will-O-Wick,
 Pensacola, FL...   05/95    5-40 years
Willow Wick,
 North Augusta,
 SC..............   09/94    5-40 years
Woodbridge,
 Westminster,
 CO..............   09/94    5-40 years
Woodview,
 Odessa, TX......   05/98    5-40 years
Office Buildings
225 Baronne, New
 Orleans, LA.....   03/98    5-40 years
1010 Commons,
 New Orleans,
 LA..............   03/98    5-40 years
4135 Beltline,
 Addison, TX.....   06/99      40 years
AMOCO, New
 Orleans, LA.....   06/97    5-40 years
Atrium, Palm
 Beach, FL.......   06/98      40 years
Bay Plaza,
 Tampa, FL.......   07/97    5-40 years
Bonita Plaza,
 Bonita, CA......   09/97    5-40 years
Chesapeake
 Center, San
 Diego, CA.......   07/99      40 years
Corporate Point,
 Chantilly, VA...   10/94    5-40 years
Daley Plaza, San
 Diego, CA.......   05/98    5-40 years
Durham Center,
 Durham, NC......   07/97    5-40 years
Eton Square,
 Tulsa, OK.......   09/99      40 years
Forum, Richmond,
 VA..............   10/92    2-40 years
Hartford,
 Dallas, TX......   11/94    2-40 years
Institute Place
 Lofts, Chicago,
 IL..............   01/93    2-40 years
Jefferson,
 Washington,
 DC..............   10/85    5-40 years
Lexington
 Center, Colorado
 Springs, CO.....   12/97    3-40 years
NASA, Houston,
 TX..............   10/85    5-40 years
One
 Steeplechase,
 Sterling, VA....   12/92    5-40 years
Parkway North,
 Dallas, TX......   02/98    2-40 years
Plaza Towers,
 St. Petersburg,
 FL..............   11/85    1-40 years
Remington Tower,
 Tulsa, OK.......   09/99      40 years
Savings of
 America,
 Houston, TX.....   03/97    3-40 years
Signature
 Athletic Club,
 Dallas, TX......   02/99    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                           Cost
                                                       Capitalized
                                                        Subsequent             Gross Amounts of Which
                                   Initial Cost       to Acquisition           Carried at End of Year
                                ------------------- ------------------       ---------------------------               Date of
                                        Building &                                   Building &    (1)   Accumulated  Construc-
Property/Location  Encumbrances  Land  Improvements Improvements Other        Land  Improvements  Total  Depreciation   tion
-----------------  ------------ ------ ------------ ------------ -----       ------ ------------ ------- ------------ ---------
                                                                      (dollars in thousands)
Valley Rim, San
 Diego, CA.......     $3,621    $1,078    $4,311       $   24    $ --        $1,078    $4,335    $ 5,413    $  169         1988
Venture Center,
 Atlanta, GA.....      1,101       411     2,746          421      --           411     3,167      3,578       904         1981
View Ridge, San
 Diego, CA.......      1,303       393     1,572          124      --           393     1,696      2,089        73         1979
Waterstreet,
 Boulder, CO.....     13,235     2,605    10,420        1,010      --         2,605    11,430     14,035     3,040         1988
Westgrove Air
 Plaza, Addison,
 TX..............      1,188       501     2,004          290     (430)(/2/)    501     1,864      2,365       168         1982
Windsor Plaza,
 Windcrest, TX...        --      1,429     4,441         (470)    (257)(/2/)  1,672     3,471      5,143     2,090         1984
Industrial
 Warehouses
5360 Tulane,
 Atlanta, GA.....        211        95       514           50      (44)(/2/)     95       520        615       235         1970
5700 Tulane,
 Atlanta, GA.....        --        --        --           725     (101)(/2/)    --        624        624        32         1998
Addison Hangar,
 Addison, TX.....      1,650       928     1,481          --       --           928     1,481      2,409         5         1992
Brookfield,
 Chantilly, VA...      2,860       727     2,909           31     (203)(/2/)    727     2,737      3,464       294         1990
Central Storage,
 Dallas, TX......      1,209       464     1,856          408     (138)(/2/)    464     2,126      2,590       328         1966
Encon, Fort
 Worth, TX.......      3,500       984     3,935          --       --           984     3,935      4,919       221         1958
Kelly, Dallas,
 TX..............      4,397     1,136     4,856          421     (486)(/2/)  1,136     4,791      5,927     1,010    1966/1973
McLeod, Orlando,
 FL..............      2,078       673     2,693          396     (511)(/2/)    673     2,578      3,251       533         1985
Ogden, Ogden,
 UT..............        --         52     1,568          218      (70)(/2/)     52     1,716      1,768       608         1979
Shady Trail,
 Dallas, TX......        527       145       581          117      (84)(/2/)    145       614        759        86         1970
Space Center,
 San Antonio,
 TX..............        699       247     1,332           54     (131)(/2/)    247     1,255      1,502       591         1970
Technology
 Trading,
 Sterling, VA....      3,923     1,199     4,796        1,226      --         1,199     6,022      7,221       981         1987
Texstar,
 Arlington, TX...      1,283       333     1,331          191      --           333     1,522      1,855       269         1967
Tricon, Atlanta,
 GA..............      9,974     2,761     6,442        1,657      --         2,761     8,099     10,860     2,044         1971
Shopping Centers
Dunes Plaza,
 Michigan City,
 IN..............      3,300     1,230     5,430        1,982     (482)(/6/)  1,343     6,817      8,160     1,790         1978
K-Mart, Cary,
 NC..............      1,897     1,358     1,157          162      --         1,358     1,319      2,677        21         1981
Parkway Center,
 Dallas, TX......      1,751       273     1,876          421      --           273     2,297      2,570       863         1979
Plaza on Bachman
 Creek, Dallas,
 TX..............      2,284       734     2,935          332      --           731     3,270      4,001       208         1986
Promenade,
 Highlands Ranch,
 CO..............      7,503     1,749     6,995           45     (679)(/2/)  1,749     6,361      8,110       709         1985
Sadler Square,
 Amelia Island,
 FL..............      2,887       679     2,715           93      --           679     2,808      3,487       522         1987
Sheboygan,
 Sheboygan, WI...        691       242     1,371           45      --           242     1,416      1,658       259         1977
Hotels
Brompton,
 Chicago, IL.....      2,100       572     2,365          446      --           572     2,811      3,383       100         1995
City Suites,
 Chicago, IL.....      3,787       950     3,847          779      --           950     4,626      5,576       188         1995
                              Life on
                               Which
                            Depreciation
                             in Latest
                             Statement
                     Date   of Operation
Property/Location  Acquired is Computed
-----------------  -------- ------------
Valley Rim, San
 Diego, CA.......   07/98    3-40 years
Venture Center,
 Atlanta, GA.....   07/89    1-40 years
View Ridge, San
 Diego, CA.......   05/98      40 years
Waterstreet,
 Boulder, CO.....   09/91    2-40 years
Westgrove Air
 Plaza, Addison,
 TX..............   10/97    5-40 years
Windsor Plaza,
 Windcrest, TX...   11/86    5-40 years
Industrial
 Warehouses
5360 Tulane,
 Atlanta, GA.....   11/97    5-40 years
5700 Tulane,
 Atlanta, GA.....   11/97      40 years
Addison Hangar,
 Addison, TX.....   12/99      40 years
Brookfield,
 Chantilly, VA...   12/95      40 years
Central Storage,
 Dallas, TX......   04/96    5-40 years
Encon, Fort
 Worth, TX.......   10/97      40 years
Kelly, Dallas,
 TX..............   03/95    5-40 years
McLeod, Orlando,
 FL..............   09/94    5-40 years
Ogden, Ogden,
 UT..............   01/86    5-40 years
Shady Trail,
 Dallas, TX......   09/96    5-40 years
Space Center,
 San Antonio,
 TX..............   11/97    5-40 years
Technology
 Trading,
 Sterling, VA....   12/93    3-40 years
Texstar,
 Arlington, TX...   12/93    5-40 years
Tricon, Atlanta,
 GA..............   02/93    2-40 years
Shopping Centers
Dunes Plaza,
 Michigan City,
 IN..............   03/92    5-40 years
K-Mart, Cary,
 NC..............   08/98      40 years
Parkway Center,
 Dallas, TX......   11/91    1-40 years
Plaza on Bachman
 Creek, Dallas,
 TX..............   03/98    5-40 years
Promenade,
 Highlands Ranch,
 CO..............   07/96    5-40 years
Sadler Square,
 Amelia Island,
 FL..............   11/93    3-40 years
Sheboygan,
 Sheboygan, WI...   05/92      40 years
Hotels
Brompton,
 Chicago, IL.....   12/98    5-40 years
City Suites,
 Chicago, IL.....   12/98    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                                Cost
                                                            Capitalized
                                                             Subsequent                     Gross Amounts of Which
                                       Initial Cost        to Acquisition                   Carried at End of Year
                                   -------------------- --------------------             ----------------------------
                                            Building &                                            Building &    (1)   Accumulated
Property/Location  Encumbrances     Land   Improvements Improvements  Other               Land   Improvements  Total  Depreciation
-----------------  ------------    ------- ------------ ------------ -------             ------- ------------ ------- ------------
                                                                        (dollars in thousands)
Held for
Investment--
Continued
Majestic Inn,
San Francisco,
CA..............     $ 5,534       $ 1,139   $ 4,555       $1,077    $   --              $ 1,139   $ 5,632    $ 6,771    $1,587
Surf, Chicago,
IL..............       3,817           945     3,851          929        --                  945     4,780      5,725       196
Land
1013 Commons,
New Orleans,
LA..............         --            615       --            17        (36)(/2/)           615       (19)       596       --
Alamo Springs,
Dallas, TX......         750         1,385       --           --         --                1,385       --       1,385       --
Dominion,
Dallas, TX......       1,155         3,931       --           --         --                3,931       --       3,931       --
Eagle Crest,
Farmers Branch,
TX..............         --          2,500       --           134        --                2,634       --       2,634       --
Las Colinas, Las
Colinas, TX.....         --            995       --             5        --                  995         5      1,000       --
Lemon Carlisle,
Dallas, TX......       2,174         3,576       --            30        --                3,606       --       3,606       --
McKinney 36,
Collin County,
TX..............       3,163(/8/)    2,203       --           --        (126)(/2/)         2,077       --       2,077       --
OPUBCO, Collin
County, TX......       3,847(/8/)    3,242       --           --        (186)(/2/)         3,056       --       3,056       --
Red Cross,
Dallas, TX......       4,260(/8/)    8,383       --           --         --                8,383       --       8,383       --
Sandison, Collin
County, TX......       3,257(/6/)    5,021       --           --        (287)(/2/)         4,734       --       4,734       --
Solco Allen,
Collin County,
TX..............         832(/8/)    1,388       --           --         (80)(/2/)         1,308       --       1,308       --
Stacy Road,
Allen, TX.......       1,705(/8/)    2,665       --           --        (153)(/2/)         2,512       --       2,512       --
State Highway
121, Collin
County, TX......         -- (/8/)    4,354       --           --      (2,266)(/2/)(/10/)   2,088       --       2,088       --
Watters Road,
Collin County,
TX..............         -- (/8/)    1,787       --           --        (102)(/2/)         1,685       --       1,685       --
West End,
Dallas, TX......       5,994(/8/)   11,405       --            77     (4,013)(/9/)         7,392        77      7,469       --
Whisenant,
Collin County,
TX..............         410(/8/)      631       --           --         (36)(/2/)           595       --         595       --
                     -------       -------   -------       ------    -------             -------   -------    -------    ------
Investment
Properties......     500,441       163,621   479,764       76,872    (35,525)            158,048   526,684    684,732    84,986
                     -------       -------   -------       ------    -------             -------   -------    -------    ------
                                        Life on
                                         Which
                                      Depreciation
                                       in Latest
                    Date of            Statement
                   Construc-   Date   of Operation
Property/Location    tion    Acquired is Computed
-----------------  --------- -------- ------------
Held for
Investment--
Continued
Majestic Inn,
San Francisco,
CA..............     1902     12/90    2-40 years
Surf, Chicago,
IL..............     1995     12/98    5-40 years
Land
1013 Commons,
New Orleans,
LA..............      --      08/98           --
Alamo Springs,
Dallas, TX......      --      09/99           --
Dominion,
Dallas, TX......      --      03/99           --
Eagle Crest,
Farmers Branch,
TX..............      --      05/98           --
Las Colinas, Las
Colinas, TX.....      --      01/96           --
Lemon Carlisle,
Dallas, TX......      --      02/98           --
McKinney 36,
Collin County,
TX..............      --      01/98           --
OPUBCO, Collin
County, TX......      --      06/97           --
Red Cross,
Dallas, TX......      --      05/99           --
Sandison, Collin
County, TX......      --      05/98           --
Solco Allen,
Collin County,
TX..............      --      05/98           --
Stacy Road,
Allen, TX.......      --      04/97           --
State Highway
121, Collin
County, TX......      --      02/97           --
Watters Road,
Collin County,
TX..............      --      02/97           --
West End,
Dallas, TX......      --      08/97           --
Whisenant,
Collin County,
TX..............      --      05/98           --
Investment
Properties......

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                              Cost
                                                           Capitalized
                                                           Subsequent                      Gross Amounts of Which
                                    Initial Cost         to Acquisition                    Carried at End of Year
                                --------------------- ---------------------            ------------------------------
                                          Building &                                             Building &    (1)    Accumulated
Property/Location  Encumbrances   Land   Improvements Improvements  Other                Land   Improvements  Total   Depreciation
-----------------  ------------ -------- ------------ ------------ --------            -------- ------------ -------- ------------
                                                                          (dollars in thousands)
Properties Held
for Sale
Land
Fiesta, San
Angelo, TX......          --          44        --          --          --                   44        --          44       --
Fruitland,
Fruitland Park,
FL..............          --         253        --          --         (100)(/7/)           153        --         153       --
Moss Creek,
Greensboro, NC..          --          85        --          --           --                  85        --          85       --
Round Mt,
Austin, TX......          --       5,740        --          --       (4,232)(/2/)(/3/)    1,508        --       1,508       --
                     --------   --------   --------     -------    --------            --------   --------   --------   -------
Properties Held
for Sale........          --       6,122        --          --       (4,332)              1,790        --       1,790       --
                     --------   --------   --------     -------    --------            --------   --------   --------   -------
                     $500,441   $169,743   $479,764     $76,872    $(39,857)           $159,838   $526,684   $686,522   $84,986
                     ========   ========   ========     =======    ========            ========   ========   ========   =======
                                        Life on
                                         Which
                                      Depreciation
                                       in Latest
                    Date of            Statement
                   Construc-   Date   of Operation
Property/Location    tion    Acquired is Computed
-----------------  --------- -------- ------------
Properties Held
for Sale
Land
Fiesta, San
Angelo, TX......      --      12/91       --
Fruitland,
Fruitland Park,
FL..............      --      05/92       --
Moss Creek,
Greensboro, NC..      --      12/96       --
Round Mt,
Austin, TX......      --      12/86       --
Properties Held
for Sale........

----
 (1) The aggregate cost for federal income tax purposes is $738.3 million.
 (2) Purchase accounting basis adjustment.
 (3) Writedown of property to estimated net realizable value.
 (4) Escrow deposits deducted from the basis of the property.
 (5) Construction period interest and taxes.
 (6) Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
 (7) Cash received for easement deducted from the basis of the property.
 (8) The OPUBCO land is collateralized with the State Highway 121 and Watters Road land. The Sandison land is collateralized with the Solco Allen and Whisenant land. All of the land in McKinney and Collin County, Texas is cross-collateralized and cross defaulted.
 (9) Cash received for condemnation of part of property.
(10) Sale of portion of property.

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................ $409,986  $331,668  $270,395
 Additions
  Purchases, improvements and construction.......   76,659   101,510    79,483
  Foreclosures...................................      --      2,514       --
  CMET merger....................................  290,415       --        --
 Deductions
  Sale of real estate............................  (89,463)  (25,706)  (15,860)
  Sale of foreclosed properties..................   (1,075)      --       (691)
  Writedown due to permanent impairment of
   property......................................      --        --     (1,337)
  Other..........................................      --        --       (322)
                                                  --------  --------  --------
Balance at December 31,.......................... $686,522  $409,986  $331,668
                                                  ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1,............................ $ 61,241  $ 56,837  $ 50,386
 Additions
  Depreciation...................................   11,702    10,691     9,578
  CMET merger....................................   31,628       --        --
 Deductions
  Sale of real estate............................  (19,585)   (6,287)     (387)
  Sale of foreclosed properties..................      --        --     (2,740)
                                                  --------  --------  --------
Balance at December 31,.......................... $ 84,986  $ 61,241  $ 56,837
                                                  ========  ========  ========

                                                                     SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1999

                                                                                                 Principal Amount of
                                   Final                                              Carrying     Loans Subject to
                         Interest Maturity                        Prior Face Amount  Amounts of  Delinquent Principal
      Description          Rate     Date   Periodic Payment Terms Liens of Mortgage Mortgage (1)     or Interest
-----------------------  -------- -------- ---------------------- ----- ----------- ------------ --------------------
                                                                         (dollars in thousands)
FIRST MORTGAGE
 LOANS

Lavender...............    12.0%  06/2000   Monthly payments of   $--     $    31     $    29            $ 29
 Secured by residential                     principal and
 lot in Greensboro, NC.                     interest of $339.

Chateau Charles........    10.0%   07/99    First and second        76      4,550         356             356
 Secured by a hotel in                      lien notes bearing
 Lake Charles, LA.                          interest at 10%.
                                            Principal and
                                            interest payments
                                            of $21,658 due
                                            monthly.

McKinney land..........    8.5%    09/00    $1.0 million           --       8,450       8,450             --
 Secured by 253 acres                       paydown due
 of land in McKinney,                       February 29, 2000.
 TX.                                        Payment of all
                                            accrued interest on
                                            June 30, 2000 and a
                                            payment of all
                                            principal and
                                            interest on
                                            September 30, 2000.

Town and Country
 Business Park.........    8.5%    12/00    Interest only          --       1,230       1,230             --
 Secured by an office                       payments of $8,307
 building in Houston,                       due monthly.
 TX.

WRAPAROUND
 MORTGAGE LOANS

Pinemont...............   10.40%   07/08    Monthly principal      367        467         424             --
 Secured by an office                       and interest
 building in Houston,                       payments of $6,281.
 TX.

JUNIOR MORTGAGE LOANS

Country Elms...........    8.00%   05/02    Monthly principal      --         380         203             --
 Secured by mobile home                     and interest
 park in Galesburg, IL.                     payments of $3,154.

Lincoln Court             Varies  06/2004   Two notes bearing      --       1,369       1,369             --
 Apartments............                     interest at prime
 Secured by apartment                       plus 1%. Interest
 building in Dallas,                        only payments of
 TX.                                        $4,683 due monthly.
                                                                  ----    -------     -------            ----
                                                                  $443    $16,477      12,061            $385
                                                                  ====    =======                        ====

Interest...............                                                                    12

                                                                                      -------
                                                                                       12,073
Allowance for estimated
 losses................                                                                  (543)
                                                                                      -------
                                                                                      $11,530
                                                                                      =======

--------
(1) The aggregate cost for federal income tax purposes is $12.5 million.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                      1999     1998     1997
                                                    --------  -------  -------
                                                     (dollars in thousands)
Balance at January 1,.............................. $  2,379  $ 4,838  $ 9,485
Additions
  New mortgage loans...............................    9,680      149      --
  CMET merger......................................      631      --       --
Deductions
  Collections of principal.........................      (37)     (94)  (5,025)
  Foreclosed properties and deeds-in-lieu of
   foreclosure.....................................      --    (2,514)     --
  Write off of uncollectible mortgage loans........     (575)     --       --
  Write off of principal due to discount for early
   payoff..........................................      (17)     --      (135)
  Write off of unamortized discount for early
   payoff..........................................      --       --       513
                                                    --------  -------  -------
Balance at December 31,............................ $ 12,061  $ 2,379  $ 4,838
                                                    ========  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                               ----------------

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

  The affairs of Transcontinental Realty Investors, Inc. ("TCI") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

  The Directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI or its advisor, Basic Capital Management, Inc. ("BCM"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Director, means that the Director is an officer, director or employee of BCM or an officer of TCI. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer of TCI nor a director, officer or employee of BCM, although TCI may have certain business or professional relationships with such Director as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

  TED P. STOKELY: Age 66, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

    General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December
  1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; and Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. ("IORI").

  RICHARD W. DOUGLAS: Age 52, Director (Independent) (since January 1998).

    Executive Vice President (since February 1999) of The Staubach Company; President (1991 to 1999) of Dallas Chamber of Commerce; President (1988 to
  1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; and Director (since January 1998) of IORI.

  LARRY E. HARLEY: Age 59, Director (Independent) (since January 1998).

    President (1993 to 1997) and Executive Vice President (1992 to 1993) of U.S. Operations, Executive Vice President (1989 to 1992) and Senior Vice President (1986 to 1989) of Distribution Operations, Director of Marketing (1984 to 1986), and Manager of North Central Distribution Center (1974 to
  1984) of Mary Kay Cosmetics; and Director (since January 1998) of IORI.

  R. DOUGLAS LEONHARD:  Age 63, Director (Independent) (since January 1998).

    Director (since November 1998) and Chairman (since October 1999) of Optel, Inc.; Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to
  1985) of The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to 1973) of Exxon Corp; and Director (since January 1998) of IORI.

  MURRAY SHAW: Age 68, Director (Independent) (since February 1998).

    Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; and Director (since February 1998) of IORI.

  MARTIN L. WHITE: Age 60, Director (Independent) (since January 1995).

    Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; and Director (since January 1995) of IORI.

  EDWARD G. ZAMPA: Age 65, Director (Independent) (since January 1995).

    General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of IORI.

Board Committees

  The Board of Directors held eleven meetings during 1999. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

  The Board of Directors has an Audit Committee, the function of which is to review TCI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1999.

  The Board of Directors has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Board on the services provided to TCI by BCM and its affiliates and the terms of any engagement or compensation of BCM or its affiliates. The Relationship with Advisor Committee did not meet in 1999. The Board Development Committee reviews and reports to the Board on the membership, compensation and functions of the Board. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1999.

  The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

  The following persons currently serve as executive officers of TCI: Karl L. Blaha, President; Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; Steven K. Johnson, Executive Vice President--Residential Asset Management and David W. Starowicz, Executive Vice President--Commercial Asset Management. Their positions with TCI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with TCI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  KARL L. BLAHA:   Age 52, President (since September 1999); Executive Vice
President--Commercial Asset Management (July 1997 to September 1999); and Executive Vice President and Director of Commercial Management (April 1992 to August 1995).

    President (since September 1999), Executive Vice President--Commercial Asset Management (July 1997 to September 1999) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM and IORI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"); Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM; Director and President (since 1996) of First Equity; President (since August 1999), Executive Vice President (January 1998 to August 1999) and Director (since December 1998) of NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART and the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP").

  BRUCE A. ENDENDYK: Age 51, Executive Vice President (since January 1995).

    President (since November 1999) of Regis Realty, Inc. ("Regis") and (since January 1995) of Carmel; Executive Vice President (since January
  1995) of BCM, ART, IORI and (since January 1998) of NMC; and Management Consultant (November 1990 to December 1994).

  THOMAS A. HOLLAND: Age 57, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (February 1997 to June 1999); and Senior Vice President and Chief Accounting Officer (June 1990 to August 1995).

    Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August
  1995) of BCM, ART, and IORI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; and Secretary (February 1997 to June
  1999) of IORI.

  STEVEN K. JOHNSON: Age 42, Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August
1991).

    Executive Vice President--Residential Asset Management (since August
  1998) and Vice President (August 1990 to August 1991) of BCM, ART and IORI; Executive Vice President-Residential Management (since August 1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; and Executive Vice President (December 1994 to August 1998) of Garden Capital Management, Inc.

  DAVID W. STAROWICZ: Age 44, Executive Vice President--Commercial Asset Management (since September 1999) and Vice President (May 1992 to September
1999).

    Executive Vice President--Commercial Asset Management (since September
  1999), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART and IORI.

Officers

  Although not an executive officer Robert A. Waldman currently serves as Senior Vice President, Secretary and General Counsel. His position with TCI is not subject to a vote of stockholders. His age, term of service, all positions and offices with TCI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

  ROBERT A. WALDMAN: Age 47, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

    Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of IORI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

  In addition to the foregoing officers, TCI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, the Directors, executive officers, and any persons holding more than ten percent of TCI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates during 1999. All of these filing requirements were satisfied by TCI's Directors and executive officers and ten percent holders. In making these statements, TCI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

  Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, the day-to-day operations of TCI are performed by a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. The advisor also serves as a consultant to the Board in connection with the business plan and investment decisions made by the Board.

  BCM has served as TCI's advisor since March 1989. BCM is a corporation of which Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services.

  At the annual meeting of stockholders held on August 31, 1999, stockholders approved the renewal of the Advisory Agreement with BCM through the next annual meeting of stockholders. Subsequent renewals of the Advisory Agreement with BCM do not require the approval of stockholders but do require Board approval.

  Under the Advisory Agreement, BCM is required to formulate and submit annually for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or purchases, lending, foreclosure and borrowing activity, and other investments, and BCM is required to report quarterly to the Board on TCI's performance against the business plan. In addition, all transactions require prior Board approval unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to BCM by the Board.

  The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing BCM's liability for losses by

TCI; and contains guidelines for BCM's allocation of investment opportunities as among itself, TCI and other entities it advises.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of TCI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of TCI's net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

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

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

  The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI.

  Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of TCI's Board of Directors. No fee shall be paid on loan extensions.

  Under the Advisory Agreement, BCM receives reimbursement of certain expenses incurred by it in the performance of advisory services.

  Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. No refund of the annual advisory fee was required for 1999.

  Additionally, if management were to request that BCM render services to TCI other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", TCI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide property management services for TCI's properties. Also as discussed below, under "Real Estate Brokerage" TCI has engaged, on a non-exclusive basis, Regis, also an affiliate of BCM, to perform brokerage services for TCI.

  BCM may only assign the Advisory Agreement with the prior consent of TCI.

  The directors and principal officers of BCM are set forth below.

   Mickey N. Phillips:     Director
   Ryan T. Phillips:       Director
   Carey M. Portman:       Director and Vice President
   Karl L. Blaha:          President
   Bruce A. Endendyk:      Executive Vice President
   Thomas A. Holland:      Executive Vice President and Chief Financial Officer
   Steven K. Johnson:      Executive Vice President--Residential Asset
                           Management
   A. Cal Rossi, Jr.:      Executive Vice President
   David W. Starowicz:     Executive Vice President--Commercial Asset
                           Management
   Cooper B. Stuart:       Executive Vice President
   Clifford C. Towns, Jr.: Executive Vice President--Finance
   Dan S. Allred:          Senior Vice President--Land Development
   D. Brian Barton:        Senior Vice President--Portfolio Manager
   Michael E. Bogel:       Senior Vice President--Project Manager
   James D. Canon, III:    Senior Vice President--Portfolio Manager
   Robert A. Waldman:      Senior Vice President, Secretary and General Counsel

  Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services.

Property Management

  Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to TCI at various rates. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, Inc. ("Syntek West"), which is a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 43 of TCI's commercial properties and the commercial properties owned by a real estate partnership in which TCI and IORI are partners to Regis, which is a company owned by Syntek West. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

  In July 1999, Regis Hotel Corporation, an affiliate of BCM, leased TCI's four hotels at an annual base rent totaling $503,447 per year plus 30% of the hotels' gross revenues.

Real Estate Brokerage

  Since December 1, 1992, affiliates of BCM have provided real estate brokerage services to TCI. Currently, Regis provides such real estate brokerage services on a non-exclusive basis. Regis is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis or affiliates; (2) maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3% would be paid to Regis or affiliates; (3) maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2% would be paid to Regis or affiliates; and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Regis or affiliates.

  TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of BCM, TCI's advisor, are compensated by BCM. Such executive officers perform a variety of services for BCM and the amount of their compensation is determined solely by BCM. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of the compensation payable to BCM.

  The only remuneration paid by TCI is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed,
(4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties purchased.

ITEM 11. EXECUTIVE COMPENSATION

  Effective January 1, 2000, each Independent Director receives compensation in the amount of $30,000 per year, plus reimbursement for expenses and the Chairman of the Board receives an additional $3,000 per year for service in such position. In 1999, each Independent Director received compensation in the amount of $15,000 per year, plus reimbursement for expenses and the Chairman of the Board received an additional $1,500 per year for serving in such position.

  In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as Director, plus reimbursement of expenses.

  During 1999, $106,500 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 1999 through December 31, 1999, and 1999 special service fees as follows: Richard W. Douglas, $15,000; Larry E. Harley, $15,000; R. Douglas Leonhard, $15,000; Murray Shaw, $15,000; Ted P. Stokely, $16,500; Martin L. White, $15,000; and Edward G. Zampa, $15,000.

Performance Graph

  The following performance graph compares the cumulative total stockholder return on TCI's shares of Common Stock with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1994 in TCI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.
[Performance Graph appears here]


                     1994       1995       1996       1997       1998       1999
                    ------     ------     ------     ------     ------     ------
   TCI              100.00     101.55     124.44     185.78     163.59     169.94
   S&P 500 Index    100.00     137.58     169.17     225.60     290.08     351.12
   REIT Index       100.00     115.27     155.93     187.52     154.70     147.55

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of the close of business on March 3, 2000.

                                                    Amount and Nature Percent of
                                                      of Beneficial     Class
   Name and Address of Beneficial Owner                 Ownership       (/1/)
   ------------------------------------             ----------------- ----------
   American Realty Trust, Inc......................     3,346,761        38.8%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

   Basic Capital Management, Inc...................     1,647,397        19.1%
   10670 N. Central Expressway
   Suite 300
   Dallas, Texas 75231

  --------
  (1) Percentage is based upon 8,627,865 shares of Common Stock outstanding at March 3, 2000.

  Security Ownership of Management. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of TCI as of the close of business on March 3, 2000.

                                                Amount and Nature
                                                  of Beneficial    Percent of
   Name of Beneficial Owner                         Ownership      Class (/1/)
   ------------------------                     -----------------  -----------
   All Directors and Executive Officers as a
    group (12 individuals).....................     5,020,633(/2/)    58.2%

  --------
  (1) Percentage is based upon 8,627,865 shares of Common Stock outstanding at March 3, 2000.
  (2) Includes 26,475 shares owned by Syntek Asset Management, L.P., 1,647,397 shares owned by BCM and 3,346,761 shares owned by ART, of which the executive officers of TCI may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of BCM and ART. The executive officers of TCI disclaim beneficial ownership of such shares. Each of the directors of ART may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  In February 1989, the Board of Directors voted to retain BCM as TCI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor." BCM is a corporation of which Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services.

  Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partners of Triad are Syntek West, which is a company owned by Gene E. Phillips, and Mr. Phillips. Triad subcontracts the property-level management and leasing of 43 of TCI's commercial properties and its four hotels and the commercial properties owned by a real estate partnership in which TCI and IORI are partners to Regis, which is a company owned by Syntek West.

  In July 1999, Regis Hotel Corporation, an affiliate of BCM, leased TCI's four hotels at an annual base rent totaling $503,447 per year plus 30% of the hotels' gross revenues. TCI's revenue from the leases was $1.7 million in 1999.

  Since December 1, 1992, affiliates of BCM have provided real estate brokerage services for TCI, on a non-exclusive basis, and received brokerage commissions in accordance with the brokerage agreement. Currently, Regis performs such brokerage services. Regis is a company owned by Syntek West.

  The Directors and officers of TCI also serve as directors and officers of IORI. The Directors owe fiduciary duties to IORI as well as to TCI under applicable law. IORI has the same relationship with BCM as TCI. At December 31, 1999, TCI owned approximately 22.6% of the outstanding common shares of IORI. BCM also serves as advisor to ART. Messrs. Blaha, Endendyk, Holland, Johnson and Starowicz serve as executive officers of ART and NMC. NMC, a wholly-owned subsidiary of ART, is the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid consultant and since January 1, 1993 as a part-time unpaid consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, a company owned by Gene E. Phillips. Eldercare filed for bankruptcy protection in May 1995, and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

Related Party Transactions

  Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

  As more fully described in ITEM 2. "PROPERTIES-Real Estate," TCI is a partner with IORI in the Tri-City Limited Partnership and Nakash Income Associates. TCI owns 345,728 shares of IORI's common stock, an approximate 22.6% interest.

  At December 31, 1999, TCI owned 820,850 shares of ART common stock which were primarily purchased by Continental Mortgage and Equity Trust in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ART. BCM also serves as advisor to ART and at March 3, 2000, ART owned approximately 38.8% of TCI's outstanding Common Stock. At December 31, 1999, the market value of the ART common shares was $14.0 million. See ITEM 2. "PROPERTIES--Equity Investments in Real Estate Entities."

  In 1999, TCI paid BCM and its affiliates $4.0 million in advisory and net income fees, $422,000 in mortgage brokerage and equity refinancing fees, $1.8 million in property acquisition fees, $2.7 million in real estate brokerage commissions and $3.6 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than Regis. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $1.4 million. Also Regis Hotel Corporation, an affiliate of BCM, which leases TCI's four hotels, paid to the Company $1.7 million in lease payments.

Restrictions on Related Party Transactions

  Article FOURTEENTH of TCI's Articles of Incorporation provides that TCI shall not, directly or indirectly, contract or engage in any transaction with
(1) any director, officer or employee of TCI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Board of Directors or the appropriate committee thereof and (b) the Board of Directors or committee thereof determines that such contract or transaction is fair to TCI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of TCI entitled to vote thereon.

  Article FOURTEENTH defines an "Independent Director" as one who is neither an officer or employee of TCI nor a director, officer or employee of TCI's advisor.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets--December 31, 1999 and 1998

      Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

      Schedule III--Real Estate and Accumulated Depreciation

      Schedule IV--Mortgage Loans on Real Estate

  All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

  3. Incorporated Financial Statements

  Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31,
1999).

  4. Exhibits

  The following documents are filed as Exhibits to this Report:

 Exhibit
 Number                                Description
 -------                               -----------
 3.0     Articles of Incorporation of Transcontinental Realty Investors, Inc.,
         (incorporated by reference to Exhibit No. 3.1 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1991).

 3.1 Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 3, 1996).

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

 27.0    Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K:

  A Current Report on Form 8-K, dated November 30, 1999, was filed with respect to Item 5. "Other Events," which reports the completion of the merger of Continental Mortgage and Equity Trust into Transcontinental Realty Investors, Inc.

  A Current Report on Form 8-K, dated November 30, 1999, was filed with respect to Item 2. "Acquisition and Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the completion of the merger of Continental Mortgage and Equity Trust into Transcontinental Realty Investors, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Transcontinental Realty Investors,
                                          Inc.

                                                   /s/ Karl L. Blaha
                                          By: _________________________________
                                                       Karl L. Blaha
                                                         President

Dated: March 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 28, 2000
______________________________________  Director
           Ted P. Stokely

      /s/ Richard W. Douglas           Director                     March 28, 2000
______________________________________
         Richard W. Douglas

       /s/ Larry E. Harley             Director                     March 28, 2000
______________________________________
           Larry E. Harley

     /s/ R. Douglas Leonhard           Director                     March 28, 2000
______________________________________
         R. Douglas Leonhard

         /s/ Murray Shaw               Director                     March 28, 2000
______________________________________
             Murray Shaw

       /s/ Martin L. White             Director                     March 28, 2000
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Director                     March 28, 2000
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President     March 28, 2000
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1999

Exhibit
Number                             Description                                                Page
-------                      ------------------------                                         ----
27.0                         Financial Data Schedule.