Form 10-Q
period 2000-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2000-05-15
CIK 733590

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000
                                                           --------------


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

Yes  X .  No    .
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


     Common Stock, $.01 par value                     8,630,538
     ----------------------------          -------------------------------
              (Class)                      (Outstanding at April 28, 2000)

                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. ("TCI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          2000          1999
                                                        --------      --------
                                                        (dollars in thousands,
                                                           except per share)

                       Assets
                       ------

Notes and interest receivable
 Performing..........................................   $ 10,854      $ 11,691
 Nonperforming.......................................         --           382
                                                        --------      --------
                                                          10,854        12,073


Less - allowance for estimated losses................       (537)         (543)
                                                        --------      --------
                                                          10,317        11,530

Foreclosed real estate held for sale.................      2,108         1,790


Real estate held for investment, net of
 accumulated depreciation ($85,998 in 2000 and
 $84,986 in 1999)....................................    611,641       599,746
Investment in real estate entities...................      1,038         2,310
Investment in marketable equity securities of
 affiliate, at market................................     13,339        13,954
Cash and cash equivalents............................     31,639        41,266
Other assets (including $13,674 in 2000 and $14,945
 in 1999 from affiliates)............................     39,730        43,599
                                                        --------      --------

                                                        $709,812      $714,195
                                                        ========      ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                       March 31, December 31,
                                                         2000       1999
                                                      ----------  --------
                                                     (dollars in thousands,
                                                       except per share)



       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable............................  $506,897  $503,406
Other liabilities (including $376 in 2000 and
 $2,356 in 1999 to affiliates)........................    21,604    31,677
                                                        --------  --------
                                                         528,501   535,083


Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares;
  issued and outstanding 5,829 shares
  (liquidation preference $583).......................         -         -
Common stock, $.01 par value, authorized, 10,000,000
 shares; issued and outstanding, 8,627,570 shares
 in 2000 and 8,626,611 in 1999........................        86        86
Paid-in capital.......................................   278,138   278,119
Accumulated distributions in excess of
 accumulated earnings.................................   (97,015)  (99,811)
Unrealized gain on marketable equity securities.......       102       718
                                                        --------  --------

                                                         181,311   179,112
                                                        --------  --------

                                                        $709,812  $714,195
                                                        ========  ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Three Months
                                                Ended March 31,
                                             ----------------------
                                                2000        1999
                                             ----------   ---------
                                             (dollars in thousands,
                                               except per share)

Property revenue
 Rents..................................     $   34,041   $  19,093

Property expense
 Property operations....................         18,396      10,320
                                             ----------   ---------
   Operating income.....................         15,645       8,773

Other income
 Interest and other.....................            404         102
 Equity in income of equity investees...              7          25
 Gain on sale of real estate............          8,951       1,868
                                             ----------   ---------
                                                  9,362       1,995

Other expense
 Interest...............................         11,192       6,230
 Depreciation...........................          5,253       2,884
 Advisory fee to affiliate..............          1,182         715
 Net income fee to affiliate............            352          18
 General and administrative.............          2,672         632
                                             ----------   ---------
                                                 20,651      10,479
                                             ----------   ---------

Net income..............................          4,356         289
Preferred dividend requirement..........             (7)         (7)
                                             ----------   ---------

Net income applicable to Common shares..     $    4,349   $     282
                                             ==========   =========

Earnings per share

Net income applicable to Common shares..     $      .50   $     .07
                                             ==========   =========



Weighted average Common shares used
  in computing earnings per share.......      8,627,545   3,878,463
                                             ==========   =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                              Accumulated
                                Common Stock                 Distributions   Accumulated
                              -----------------               in Excess of     Other
                                                  Paid-in     Accumulated   Comprehensive  Stockholders'
                               Shares    Amount   Capital      Earnings        Income         Equity
                              ---------  ------  ----------  -------------  -------------  -------------
                                                  (dollars in thousands, except per share)
Balance, January 1, 2000....  8,626,611  $   86  $  278,119  $     (99,811) $         718  $     179,112


Comprehensive income
 Unrealized loss on
  marketable equity
  securities of
  affiliate.................         --      --          --             --           (616)          (616)
 Net income.................         --      --          --          4,356             --          4,356
                                                                                           -------------
                                                                                                   3,740

Sale of Common Stock under
 dividend reinvestment
 plan.......................      1,600      --          19             --             --             19
Fractional shares...........       (641)     --          --             --             --             --
Common dividends ($.18 per
 share).....................         --      --          --         (1,553)            --         (1,553)
Preferred dividends ($1.25
 per share).................         --      --          --             (7)            --             (7)
                              ---------  ------  ----------  -------------  -------------  -------------

Balance, March 31, 2000.....  8,627,570  $   86  $  278,138  $     (97,015) $         102  $     181,311
                              =========  ======  ==========  =============  =============  =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TRANSCONTINENTAL REALTY INVESTORS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                         Ended March 31,
                                                        ------------------
                                                          2000      1999
                                                        --------  --------
                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected......................................  $ 33,046  $ 19,191
 Interest collected...................................        71        99
 Interest paid........................................   (10,679)   (6,073)
 Payments for property operations.....................   (19,995)  (11,150)
 Advisory and net income fee paid (to)/refunded by
    affiliate.........................................    (2,330)       32
 General and administrative expenses paid.............    (2,295)     (639)
 Distributions from operating cash flow of equity
    investees.........................................        38       216
 Other................................................      (889)      263
                                                        --------  --------
  Net cash provided by (used in) operating
     activities.......................................    (3,033)    1,939


Cash Flows from Investing Activities
 Acquisition of real estate...........................   (16,001)   (9,414)
 Real estate improvements.............................    (3,469)   (4,763)
 Proceeds from sale of real estate....................     2,871     6,273
 Refunds of deposits on pending purchases and
    financings........................................       906       776
 Deferred merger costs................................        --       (86)
 Collections on notes receivable......................     1,037        33
 Contributions to equity investees....................       (17)       (2)
                                                        --------  --------
  Net cash (used in) investing activities.............   (14,673)   (7,183)


Cash Flows from Financing Activities
 Payments on notes payable............................    (9,717)  (20,082)
 Proceeds from notes payable..........................    19,448    29,661
 Distributions from financing cash flow of
    equity investees..................................     1,258        --
 Deferred borrowing costs.............................      (172)     (918)
 Payments (to)/from advisor...........................    (1,197)       12
 Dividends to stockholders............................    (1,560)     (588)
 Sale of Common Stock under dividend reinvestment
    plan..............................................        19        --
                                                        --------  --------
  Net cash provided by financing activities...........     8,079     8,085


Net increase (decrease) in cash and cash
   equivalents........................................    (9,627)    2,841
Cash and cash equivalents, beginning of period........    41,266    10,505
                                                        --------  --------

Cash and cash equivalents, end of period..............  $ 31,639  $ 13,346
                                                        ========  ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                        For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
                                                       (dollars in thousands)

Reconciliation of net income to net cash
      provided by operating activities
Net income..............................................   $ 4,356     $   289
Adjustments to reconcile net income to net
             cash provided by operating activities
      Depreciation and amortization.....................     5,995       3,094
      Gain on sale of real estate.......................    (8,951)     (1,868)
      Equity in (income) of equity investees............        (7)        (25)
      Distributions from operating cash flow of equity
             investees..................................        38         216
      (Increase) in interest receivable.................      (177)          -
      (Increase) decrease in other assets...............      (729)      2,069
      (Decrease) in interest payable....................      (229)        (56)
      (Decrease) in other liabilities...................    (3,329)     (1,780)
                                                           -------     -------

      Net cash provided by (used in) operating
                    activities..........................   $(3,033)    $ 1,939
                                                           =======     =======




Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate........   $ 3,259     $     -

Notes payable assumed by buyer on sale of real
      estate............................................     8,652           -

Unrealized loss on marketable equity securities of
      affiliate.........................................      (616)          -



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

TCI is a Nevada corporation and successor to a California business trust which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI has also invested in mortgage loans on real estate.

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 1999 have been reclassified to conform to the 2000 presentation.

Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.  ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST

On September 25, 1998, TCI and Continental Mortgage and Equity Trust ("CMET") jointly announced the agreement of their respective Boards of Directors for TCI to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transaction. The merger was completed on November 30, 1999. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. TCI accounted for the merger as a purchase.

The consolidation of TCI's accounts with those of CMET resulted in an increase in TCI's net real estate of $258.8 million. This amount was allocated to the individual real estate assets based on their relative individual fair market values.

Pro forma operating results for the first quarter of 1999, as if TCI had acquired CMET on January 1, 1999, would have been:

               Revenues.............................   $ 35,820
               Property operating expenses..........    (20,063)
               Interest.............................    (11,703)
               Depreciation.........................     (4,729)
               Advisory fee.........................     (1,288)
               Net income fee.......................        (37)
               General and administrative expenses..     (1,150)
                                                       --------
               (Loss) from operations...............     (3,150)
               Equity in income of investees........         81
               Gain on sale of real estate..........      2,020
                                                       --------
               Net (loss)...........................   $ (1,050)
                                                       ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.    REAL ESTATE

In 2000, TCI purchased the following properties:

                                                                     Net
                                              Units/      Purchase   Cash      Debt    Interest   Maturity
      Property              Location       Acres/Sq.Ft.    Price     Paid    Incurred    Rate       Date
---------------------  ------------------  -------------  --------  -------  --------  ---------  --------
First Quarter
Apartments
Quail Creek            Lawrence, KS        95 units        $ 3,250   $1,088    $2,254      7.44%     07/03
Apple Lane             Lawrence, KS        75 units          1,575      595     1,005      8.63      05/07

Land
Netzer                 Collin County, TX   20 acres            400      418        --        --         --
Limestone Canyon II    Austin, TX          17.07 acres       1,500      517     1,030     10.00      12/00
Manhattan              Farmers Branch, TX  108.9 acres      10,743    6,144     5,000     14.00      02/01
DF Fund                Collin County, TX   79.5 acres        2,545    1,047     1,545     10.00      03/01

Second Quarter
Apartments
Autumn Chase           Midland, TX         64 units          1,338      458       936    9.45 *      04/05
Primrose               Bakersfield, CA     162 units         4,100    1,189     3,000    9.25 *      03/07

Office Building
9033 Wilshire Blvd.    Los Angeles, CA     44,253 Sq.Ft.     9,225    2,536     6,861      8.07      08/09

--------------------

* Variable interest rate.

In 2000, TCI sold the following properties:

                                                             Net
                                                   Sales     Cash       Debt     Gain on
Property                 Location        Units     Price   Received  Discharged   Sale
--------------------  ---------------  ---------  -------  --------  ----------  -------
First Quarter
Apartments
Hunters Bend          San Antonio, TX   96 units  $ 1,683    $  418    $1,127 *   $  572
Westgate of Laurel    Laurel, MD       218 units   11,290     2,599     7,525 *    3,575

--------------------

* Debt assumed by purchaser.

NOTE 4.   NOTES AND INTEREST RECEIVABLE

At December 31, 1999, mortgage note receivables with a combined principal balance of $4.6 million and a carrying value of $356,000, secured by first and second liens on a closed hotel in Lake Charles, Louisiana were in default. Title to the collateral property was obtained in February 2000 through foreclosure. No loss was incurred on foreclosure as the estimated fair value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage notes receivable.

In December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.   NOTES AND INTEREST RECEIVABLE (Continued)

and Collin County, Texas. The note receivable bears interest at 8.5% per annum, required a $1.0 million principal paydown in February 2000, which was received, requires payment of accrued interest in June 2000 and the payment of all principal and remaining accrued interest at maturity in September 2000. In conjunction with the principal paydown, TCI recognized a previously deferred gain on the sale of $4.8 million.


NOTE 5.   NOTES AND INTEREST PAYABLE

In 2000, TCI financed/refinanced the following properties:

                                                                              Net
                                                        Debt       Debt       Cash    Interest  Maturity
Property                  Location     Units/Sq.Ft.   Incurred  Discharged  Received    Rate      Date
----------------------  ------------  --------------  --------  ----------  --------  --------  --------
First Quarter
Apartments
Crescent Place          Houston, TX       120 units     $2,165      $1,722    $  370      7.04%*   03/30
Madison @ Bear Creek    Houston, TX       180 units      3,500       2,625       730      7.04 *   03/30

Office Buildings
Westgrove Air Plaza     Addison, TX   78,326 Sq.Ft.      2,087       1,180       742      9.02 *   01/05
Venture Center          Atlanta, GA   38,772 Sq.Ft.      2,700       1,113     1,592      8.75     03/10

Second Quarter
Office Building
Technology Trading      Sterling, VA  197,659 Sq.Ft.     6,300       3,881     2,065      8.26 *   05/05

----------------

*  Variable interest rate.


NOTE 6.   OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $2.7 million of administrative expenses for the three months ended March 31, 2000 and $632,000 for the three months ended March 31, 1999. Also excluded from operating segments assets are assets of $96.1 million at March 31, 2000 and $34.0 million at March 31, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 6.   OPERATING SEGMENTS (Continued)

Presented below is the operating income of each operating segment for the three months ended March 31, and each segment's assets at March 31.


                                        Commercial
                                Land    Properties  Apartments  Hotels    Total
                               -------  ----------  ----------  -------  --------
2000
Rents........................  $   161    $ 14,220    $ 19,227  $   433  $ 34,041
Property operating expenses..      155       7,161      11,013       67    18,396
                               -------    --------    --------  -------  --------
Segment operating income.....  $     6    $  7,059    $  8,214  $   366  $ 15,645
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  2,509    $  2,497  $   247  $  5,253
Interest.....................      875       4,854       5,084      379    11,192
Real estate improvements.....      (65)      2,208         826      500     3,469
Assets.......................   62,516     272,383     258,896   19,954   613,749

Property Sales

                                                        Apartments   Total
                                                        ----------  --------
  Sales price........................................      $12,973   $12,973
  Cost of sales......................................        8,826     8,826
                                                        ----------   -------
  Gain on sale.......................................      $ 4,147   $ 4,147*
                                                        ==========   =======
--------------------

* Excludes a $4.8 million gain previously deferred on the sale of land.


                                        Commercial
                                Land    Properties  Apartments  Hotels    Total
                               -------  ----------  ----------  -------  --------
1999
Rents........................  $   177    $  7,953    $  9,492  $ 1,471  $ 19,093
Property operating expenses..      152       3,177       5,789    1,202    10,320
                               -------    --------    --------  -------  --------
Segment operating income.....  $    25    $  4,776    $  3,703  $   269  $  8,773
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  1,548    $  1,195  $   141  $  2,884
Interest.....................      286       2,659       2,879      406     6,230
Real estate improvements.....       17       2,076       2,598       72     4,763
Assets.......................   26,053     152,359     159,299   17,807   355,518

Property Sales

                                                        Apartments    Total
                                                        ----------   --------
      Sales price......................................   $6,700      $6,700
      Cost of sales....................................    4,832       4,832
                                                          ------      ------
      Gain on sale.....................................   $1,868      $1,868
                                                          ======      ======


NOTE 7.  COMMITMENTS AND CONTINGENCIES

TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

TCI invests in real estate through acquisitions, leases and partnerships. TCI has also invested in mortgage loans, including first, wraparound and junior mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

On September 25, 1998, TCI and CMET jointly announced the agreement of their respective Boards of Directors for TCI to acquire CMET through merger. At special meetings held on September 28, 1999, the stockholders of both companies approved the merger transactions. The merger was completed on November 30, 1999. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing
1.181 shares of its Common Stock for each outstanding CMET share. TCI accounted for the merger as a purchase. See NOTE 2. "ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST."

Liquidity and Capital Resources

Cash and cash equivalents totaled $31.6 million at March 31, 2000, compared with $41.3 million at December 31, 1999. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet all of TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash from operating activities decreased to use of $3.0 million for the three months ended March 31, 2000, from $1.9 million being provided by operations for the three months ended March 31, 1999. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $13.1 million in the three months ended March 31, 2000, from $8.0 million in 1999. Of this increase, $404,000 was due to the purchase of nine income producing properties during 1999 and 2000 and an increase of $7.2 million was due to the properties obtained in the merger with CMET. These increases were partially offset by a decrease of $1.3 million due to the sale of ten income producing properties in 1999 and the first quarter of 2000.

Interest collected of $71,000 in the three months ended March 31, 2000, approximated the $99,000 in 1999.

Interest paid increased to $10.7 million in the three months ended March 31, 2000, from $6.1 million in 1999. Of this increase $4.2 million was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

due to the properties obtained in the merger with CMET, $755,000 was due to the acquisition of 13 properties subject to debt during 1999 and 2000 and $319,000 was due to refinancings of properties where the debt balance was increased. These increases were partially offset by a decrease of $907,000 due to the sale of eight properties subject to debt in 1999 and the first quarter of 2000.

Advisory and net income fee paid increased to $2.3 million in the three months ended March 31, 2000, from a refund of $32,000 in the three months ended March 31, 1999. The increase was primarily due to the increase in assets due to the merger with CMET, and not being entitled to a refund of any of its 1999 advisory fee. In the first quarter of 1999, TCI had received a $458,000 refund of advisory fees for 1998. Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of TCI exceed certain limits specified in the advisory agreement.

General and administrative expenses paid increased to $2.3 million in the three months ended March 31, 2000, from $639,000 in 1999. This increase was mainly due to an increase in legal fees, other professional fees and increased franchise taxes.

In the first quarter of 2000, TCI sold two apartments for a total of $13.0 million, receiving net cash of $3.0 million, after the payment of various closing costs. The purchasers assumed $13.1 million in mortgage debt. Also in the first quarter of 2000, TCI purchased two apartments and four parcels of unimproved land for a total of $20.0 million, paying $9.6 million in cash, including various closing costs, and either obtaining new mortgage financing or assuming existing mortgage debt of $10.8 million. Further in the first quarter of 2000, TCI refinanced two apartments and two office buildings for a total of $10.5 million, receiving net cash of $3.4 million after paying off $6.6 million in mortgage debt and the payment of various closing costs.

In the second quarter of 2000, TCI purchased two apartments and one office building for a total of $14.7 million, paying $4.2 million in cash, including various closing costs, and either obtaining new mortgage financing or assuming existing mortgage debt of $10.8 million. Also in the second quarter of 2000, TCI refinanced an office building for $6.3 million, receiving net cash of $3.9 million after paying off $2.1 million in mortgage debt and the payment of various closing costs.

In the first quarter of 2000, TCI paid dividends to Common stockholders of $.18 per share, or a total of $1.6 million, and $1.25 per share or a total of $7,000 to Preferred stockholders. 1,600 shares of Common Stock were sold through the dividend reinvestment program, for a total $19,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

The Board of Directors has approved the repurchase of a total of 687,000 shares of TCI's Common Stock. Through March 31, 2000, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. No shares have been repurchased under this program since May 1998.

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

Results of Operations

TCI had net income of $4.3 million in the three months ended March 31, 2000, including gains on sale of real estate totaling $9.0 million, compared to net income of $289,000 in the corresponding period in 1999, including a $1.9 million gain on the sale of real estate. Fluctuations in this and other components of revenues and expense between the 2000 and 1999 periods are discussed below.

Rents in the three months ended March 31, 2000, increased to $34.0 million compared to $19.1 million in 1999. An increase of $1.1 million was due to the purchase of two income producing properties in 2000 and seven income producing properties in 1999 and an increase of $16.1 million was due to the properties obtained in the merger with CMET. These increases were partially offset by a decrease of $2.4 million due to the sale of two income producing properties in 2000 and eight income producing properties in 1999.

Property operations expense in the three months ended March 31, 2000 increased to $18.4 million from $10.3 million in 1999. Of this increase, $718,000 was due to the purchase of two income producing properties in 2000 and seven income producing properties in 1999 and $8.9 million was due to the properties obtained in the merger with CMET. These increases were partially offset by a decrease of $1.1 million due to the sale of two income producing properties during 2000 and eight income producing properties in 1999.

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

Interest and other income increased to $404,000 in the three months ended March 31, 2000, compared to $102,000 in 1999. Of this increase, $15,000 is due to the two mortgage notes receivable obtained in the merger with CMET and $208,000 is due to TCI having provided purchase money financing in conjunction with two property sales in 1999. Interest income for the remaining quarters of 2000 is expected to approximate that of the first quarter of 2000.

Interest expense increased to $11.2 million in the three months ended March 31, 2000, from $6.2 million in 1999. Of this increase, $4.6 million was due to the properties obtained in the merger with CMET, $779,000 was due to the debt incurred or assumed on 13 properties acquired in 1999 and 2000 and $319,000 was due to refinancings where the debt balance was increased. These increases were partially offset by a decrease of $864,000, due to the sale of two income producing properties in 2000 and six income producing properties subject to debt in 1999. Interest expense for the remainder of 2000 is expected to increase due to anticipated property refinancings and the properties purchased in the first quarter of 2000 on a leveraged basis.

Depreciation increased to $5.3 million in the three months ended March 31, 2000, from $2.9 million in 1999. Of this increase, $256,000 was due to the acquisition of nine income producing properties in 1999 and 2000, $1.8 million was due to the properties obtained in the merger with CMET and $635,000 was due to the completion of construction of an apartment in 1999. These increases were partially offset by a decrease of $531,000 due to the sale of two income producing properties in 2000 and eight income producing properties in 1999. Depreciation is expected to continue to increase during the remainder of 2000 due to a full year of depreciation of properties acquired or completed in 1999 and the income producing properties purchased in the first quarter of 2000.

Advisory fee increased to $1.2 million in the three months ended March 31, 2000, from $715,000 in 1999. This increase was due to an increase in TCI's gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in TCI's gross assets, including the assets obtained in the merger with CMET.

Net income fee was $352,000 in the three months ended March 31, 2000, as compared to $18,000 in the three months ended March 31, 2000. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses increased to $2.7 million in the three months ended March 31, 2000, from $632,000 in 1999. This increase was mainly due to an increase in legal fees, other professional fees, partially due to the merger with CMET and increased franchise taxes.

In the three months ended March 31, 2000, gains on sale of real estate totaling $9.0 million were recognized, $57,000 on the sale of Hunters Bend Apartments, $3.6 million on the sale of Westgate of Laurel Apartments and a $4.8 million previously deferred gain on the sale of McKinney land.

In the three months ended March 31, 1999, TCI recognized a gain of $1.9 million from the sale of Mariner's Pointe Apartments.

Tax Matters

As more fully discussed in TCI's 1999 Form 10-K, TCI has elected and, in the opinion of management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To continue to qualify for federal taxation as a REIT, TCI is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, TCI is also required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property on an annual basis to stockholders.

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

                             ----------------------


                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Olive Litigation. In February 1990, TCI, together with CMET, Income Opportunity Realty Investors, Inc. and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the Court granted final approval of the terms of the Settlement.

On January 27, 1997, the parties entered into an Amendment to the Settlement effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provided that TCI's Board of Directors retain a management/compensation consultant or consultants to evaluate the fairness of TCI's advisory contract with Basic Capital Management, Inc. and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive amendment. Although several status conferences have been held on this matter, there has been no Court order resolving whether there was any breach of the Olive Amendment.

In January 2000, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of the second consultant.

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



                                       TRANSCONTINENTAL REALTY
                                       INVESTORS, INC.



Date:       May 15, 2000            By:  /s/ Karl L. Blaha
     --------------------------        --------------------------------
                                       Karl L. Blaha
                                       President



Date:       May 15, 2000            By:  /s/ Thomas A. Holland
     --------------------------        --------------------------------
                                       Thomas A. Holland
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months ended March 31, 2000



Exhibit                                                                Page
Number                             Description                        Number
-------          ---------------------------------------------------  ------

 27.0            Financial Data Schedule                                21