Form 10-Q
period 2000-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2000-08-14
CIK 733590

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000
                                                            -------------


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
Yes  X .  No    .
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                                8,633,845
----------------------------                    --------------------------------
         (Class)                                 (Outstanding at July 31, 2000)

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           June 30,          December 31,
                                                             2000                1999
                                                       ----------------    ----------------
                                                              (dollars in thousands,
                                                                 except per share)
                         Assets
                         ------

Notes and interest receivable
 Performing (including $12,045 from affiliates in
  2000)..............................................  $         23,087    $         11,691
 Nonperforming.......................................                --                 382
                                                       ----------------    ----------------
                                                                 23,087              12,073

Less - allowance for estimated losses................              (537)               (543)
                                                       ----------------    ----------------
                                                                 22,550              11,530

Foreclosed real estate held for sale.................             1,790               1,790

Real estate held for investment, net of
  accumulated depreciation ($89,643 in 2000 and
  $84,986 in 1999)...................................           631,751             599,746
Investment in real estate entities...................             4,332               2,310
Investment in marketable equity securities of
   affiliate, at market..............................             7,798              13,954
Cash and cash equivalents............................             8,601              41,266
Other assets (including $10,243 in 2000 and $14,945
   in 1999 from affiliates)..........................            35,552              43,599
                                                       ----------------    ----------------

                                                               $712,374    $        714,195
                                                       ================    ================

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                June 30,          December 31,
                                                                  2000                1999
                                                             --------------       ------------
                                                                   (dollars in thousands,
                                                                      except per share)

       Liabilities and Stockholders' Equity
       ------------------------------------

Liabilities
Notes and interest payable.............................      $    511,410         $    503,406
Other liabilities (including $491 in 2000 and
   $2,356 in 1999 to affiliates).......................            20,944               31,677
                                                             ------------         ------------
                                                                  532,354              535,083

Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares;
   issued and outstanding 5,829 shares
   (liquidation preference $583).......................                 -                    -
Common Stock, $.01 par value, authorized, 10,000,000
   shares; issued and outstanding, 8,629,599 shares
   in 2000 and 8,626,611 in 1999.......................                86                   86
Paid-in capital........................................           278,173              278,119
Accumulated distributions in excess of
   accumulated earnings................................           (92,801)             (99,811)
Unrealized gain/(loss) on marketable equity
   securities..........................................            (5,438)                 718
                                                             ------------         ------------

                                                                  180,020              179,112
                                                             ------------         ------------

                                                             $    712,374         $    714,195
                                                             ============         ============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              For the Three Months                   For the Six Months
                                                                 Ended June 30,                        Ended June 30,
                                                        --------------------------------       -------------------------------
                                                            2000               1999                2000               1999
                                                        ------------       ------------        ------------       ------------
                                                                       (dollars in thousands, except per share)
Property revenue
 Rents...........................................       $     34,559       $     20,073        $     68,600       $     39,166

Property expense
 Property operations.............................             18,321             10,158              36,717             20,478
                                                        ------------       ------------        ------------       ------------
   Operating income..............................             16,238              9,915              31,883             18,688

Other income
 Interest and other..............................                588                 38                 992                140
 Equity in income/(loss) of
   equity investees..............................               (299)               479                (292)               504
 Gain on sale of real estate.....................              8,856              8,283              17,807             10,151
                                                        ------------       ------------        ------------       ------------
                                                               9,145              8,800              18,507             10,795

Other expense
 Interest........................................             11,914              6,203              23,106             12,433
 Depreciation....................................              4,199              2,962               9,452              5,846
 Advisory fee to affiliate.......................              1,380                740               2,562              1,455
  Net income fee to affiliate....................                400                641                 752                659
 General and administrative......................              1,715                571               4,387              1,203
                                                        ------------      -------------        ------------       ------------
                                                              19,608             11,117              40,259             21,596
                                                        ------------      -------------        ------------       ------------

Net income.......................................              5,775              7,598              10,131              7,887
Preferred dividend requirement.                                   (7)                (7)                (14)               (14)
                                                        ------------      -------------        ------------      -------------

Net income applicable to
  Common shares..................................       $      5,768      $       7,591        $     10,117      $       7,873
                                                        ============      =============        ============      =============
Earnings per share

Net income applicable to
  Common shares.................................       $         .67      $        1.96        $       1.17      $        2.03
                                                       =============      =============        ============      =============

Weighted average Common shares
  used in computing earnings
  per share.....................................           8,629,504          3,879,946           8,628,496          3,879,209
                                                       =============      =============        ============      =============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                     Accumulated
                                  Common Stock                      Distributions    Accumulated
                              ---------------------                 in Excess of       Other
                                                        Paid-in      Accumulated    Comprehensive   Stockholders'
                                Shares      Amount      Capital        Earnings        Income          Equity
                              ----------   --------   -----------   -------------   -------------   -------------
                                                  (dollars in thousands, except per share)
Balance, January 1, 2000....   8,626,611   $     86   $   278,119         (99,811)  $         718   $     179,112

Comprehensive income
 Unrealized loss on
  marketable equity
  securities of
  affiliate.................          --         --            --              --          (6,156)         (6,156)
 Net income.................          --         --            --          10,131              --          10,131
                                                                                                    -------------
                                                                                                            3,975
Sale of Common Stock under
 dividend reinvestment
 plan.......................       3,768         --            54              --              --              54
Fractional shares...........        (780)        --            --              --              --              --
Common dividends ($.36 per
 share).....................          --         --            --          (3,107)             --          (3,107)
Preferred dividends ($2.50
 per share).................          --         --            --             (14)             --             (14)
                              ----------   --------   -----------   -------------   -------------   -------------

Balance, June 30, 2000......  8,629,599    $     86   $   278,173         (92,801)         (5,438)  $     180,020
                              ==========   ========   ===========   =============   =============   =============


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Six Months
                                                         Ended June 30,
                                                     ----------------------
                                                        2000        1999
                                                     ----------  ----------
                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected.....................................$   67,321  $ 3  8,911
 Interest collected..................................       104         137
 Interest paid.......................................   (22,093)    (12,026)
 Payments for property operations....................   (38,853)    (20,777)
 Advisory and net income fee paid to affiliate.......    (4,295)       (718)
 General and administrative expenses paid............    (5,234)     (1,470)
 Distributions from operating cash flow of equity
    investees........................................       191         403
 Other...............................................       201         259
                                                     ----------  ----------
  Net cash provided by (used in) operating
     activities......................................    (2,658)      4,719


Cash Flows from Investing Activities
 Acquisition of real estate..........................   (21,053)    (22,556)
 Real estate improvements............................    (6,249)     (9,889)
 Proceeds from sale of real estate...................     3,911      24,864
 Refunds of deposits on pending purchases and
    financings.......................................     1,726       1,870
 Collections on notes receivable.....................     1,047          33
 Funding of notes receivable.........................   (12,000)         --
 Distributions of equity investees' investing
    cash flow, net...................................     1,296       1,996
                                                     ----------  ----------
  Net cash (used in) investing activities............   (31,322)     (3,682)


Cash Flows from Financing Activities
 Payments on notes payable...........................   (42,356)    (27,092)
 Proceeds from notes payable.........................    45,424      40,051
 Deferred borrowing costs............................      (971)       (759)
 Payments (to)/from advisor..........................     5,585      (1,405)
 Advance to affiliate................................    (3,300)         --
 Dividends to stockholders...........................    (3,121)     (1,161)
 Sale of Common Stock under dividend reinvestment
    plan.............................................        54          18
                                                     ----------  ----------
  Net cash provided by financing activities..........     1,315       9,652


Net increase (decrease) in cash and cash
   equivalents.......................................   (32,665)     10,689
Cash and cash equivalents, beginning of period.......    41,266      10,505
                                                     ----------  ----------

Cash and cash equivalents, end of period.............$    8,601  $   21,194
                                                     ==========  ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                            For the Six Months
                                                              Ended June 30,
                                                          ----------------------
                                                             2000       1999
                                                          -----------  ---------
                                                          (dollars in thousands)

Reconciliation of net income to net cash
  provided by operating activities
Net income..............................................  $   10,131  $   7,887
Adjustments to reconcile net income to net
  cash provided by operating activities
 Depreciation and amortization..........................      10,713      6,305
 Gain on sale of real estate............................     (17,807)   (10,151)
 Equity in (income)/loss of equity investees............         292       (504)
 Distributions from operating cash flow of equity
   investees............................................         191        403
 (Increase) in interest receivable......................        (420)         -
 (Increase) decrease in other assets....................          (5)       273
 (Decrease) in interest payable.........................        (247)       (55)
 Increase (decrease) in other liabilities...............      (5,506)       561
                                                          ----------  ---------

   Net cash provided by (used in) operating
     activities.........................................  $   (2,658) $   4,719
                                                          ==========  =========




Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate........  $   14,015  $   2,970

Notes payable assumed by buyer on sale of real
  estate................................................      (8,652)         -

Unrealized loss on marketable equity securities of
  affiliate.............................................      (6,156)         -




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

Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.  ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST
-------------------------------------------------------------

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

Pro forma operating results for the first half of 1999, as if TCI had acquired CMET on January 1, 1999, would have been:

Revenues.............................  $ 73,323
Property operating expenses..........   (39,584)
Interest.............................   (23,233)
Depreciation.........................    (9,933)
Advisory fee.........................    (2,699)
Net income fee.......................      (901)
General and administrative expenses..    (2,565)
                                       --------
(Loss) from operations...............    (5,592)
Equity in income of investees........       615
Gain on sale of real estate..........    15,834
                                       --------
Net income...........................  $ 10,857
                                       ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.    REAL ESTATE
----------------------

In 2000, TCI purchased the following properties:

                                                                      Net
                                              Units/      Purchase   Cash      Debt    Interest  Maturity
Property                    Location       Acres/Sq.Ft.    Price     Paid    Incurred    Rate      Date
---------------------  ------------------  -------------  --------  -------  --------  --------  --------
First Quarter
Apartments
Quail Creek            Lawrence, KS            95 Units   $  3,250  $ 1,088  $  2,254      7.44%    07/03
Apple Lane             Lawrence, KS            75 Units      1,575      595     1,005      8.63     05/07

Land
Netzer                 Collin County, TX       20 Acres        400      418        --        --        --
Lamar/Parmer           Austin, TX           17.07 Acres      1,500      517     1,030     10.00     12/00
Manhattan              Farmers Branch, TX   108.9 Acres     10,743    6,144     5,000     14.00     02/01
DF Fund                Collin County, TX     79.5 Acres      2,545    1,047     1,545     10.00     03/01

Second Quarter
Apartments
Autumn Chase           Midland, TX             64 Units      1,338      458       936      9.45 *   04/05
Primrose               Bakersfield, CA        162 Units      4,100    1,189     3,000      9.25 *   03/07
Paramount Terrace      Amarillo, TX           181 Units      3,250      561     2,865      9.38     09/01

Office Building
9033 Wilshire Blvd.    Los Angeles, CA     44,253 Sq.Ft.     9,225    2,536     6,861      8.07     08/09
Bay Plaza II           Tampa, FL           78,882 Sq.Ft.     4,825    4,786        --        --        --

Land
Limestone Canyon II    Austin, TX            9.96 Acres        504      424        --        --        --

--------------------

* Variable interest rate.

In 2000, TCI sold the following properties:

                                                                    Net
                                             Units/       Sales     Cash       Debt     Gain on
Property                    Location      Rooms/Sq.Ft.    Price   Received  Discharged   Sale
----------------------  ----------------  -------------  -------  --------  ----------  -------
First Quarter
Apartments
Hunters Bend            San Antonio, TX        96 Units  $ 1,683  $    418  $  1,127 *  $   572
Westgate of Laurel      Laurel, MD            218 Units   11,290     2,599     7,525 *    3,575

Second Quarter
Apartments
Apple Creek             Dallas, TX            216 Units    4,300     2,155     1,723      3,240
Villas at Fairpark      Los Angeles, CA        49 Units    3,435       792     2,386      1,188

Hotel
Chateau Charles         Lake Charles, LA      245 Rooms    1,000       928        --        633

Third Quarter
Warehouse
Brookfield Corporate
 Center                 Chantilly, VA      63,504 Sq.Ft.   4,850     1,729     2,838      1,369

--------------------

* Debt assumed by purchaser.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.   NOTES AND INTEREST RECEIVABLE
---------------------------------------

In June 2000, a $3.0 million loan was funded to Basic Capital Management, Inc. ("BCM"), TCI's advisor. The loan was secured by 108,802 shares of common stock of Income Opportunity Realty Investors, Inc. ("IORI"). IORI is also advised by BCM. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in August 2000.

In June 2000, a $9.0 million loan was funded to American Realty Trust, Inc. ("ART"), an affiliate of BCM. The loan is secured by 409,934 shares of IORI. The loan bears interest at 15.0% per annum and matures in October 2000. All principal and interest are due at maturity.

At December 31, 1999, mortgage note receivables with a combined principal balance of $4.6 million and a carrying value of $356,000, secured by first and second liens on a closed hotel in Lake Charles, Louisiana were in default. Title to the collateral property was obtained in February 2000 through foreclosure. No loss was incurred on foreclosure as the estimated fair value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage notes receivable. The property was sold in June 2000, for a gain of $633,000. See
NOTE 3. "REAL ESTATE."

In December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney and Collin County, Texas. The note receivable bears interest at 8.5% per annum, required a $1.0 million principal paydown in February 2000, which was received, required payment of accrued interest in June 2000, which was received, and the payment of all principal and remaining accrued interest at maturity in September 2000. In conjunction with the principal paydown, TCI recognized a previously deferred gain on the sale of $4.8 million.

NOTE 5.   NOTES AND INTEREST PAYABLE
------------------------------------

In 2000, TCI financed/refinanced the following properties:

                                                                                 Net
                                                           Debt       Debt       Cash    Interest  Maturity
Property                  Location        Units/Sq.Ft.   Incurred  Discharged  Received    Rate      Date
----------------------  ------------     --------------  --------  ----------  --------  --------  --------
First Quarter
Apartments
Crescent Place          Houston, TX           120 Units  $  2,165   $   1,722  $    370      7.04%*   03/30
Madison @ Bear Creek    Houston, TX           180 Units     3,500       2,625       730      7.04 *   03/30

Office Buildings
Westgrove Air Plaza     Addison, TX        78,326 Sq.Ft.    2,087       1,180       742      9.02 *   01/05
Venture Center          Atlanta, GA        38,772 Sq.Ft.    2,700       1,113     1,592      8.75     03/10

Second Quarter
Apartments
Country Crossing        Tampa, FL             227 Units     3,825       2,645       985      9.65 *   06/03
Fontenelle Hills        Bellevue, NE          338 Units     2,010          --     1,967      8.51     06/10

Office Building
Technology Trading      Sterling, VA     197,659 Sq.Ft.     6,300       3,881     2,065      8.26 *   05/05

Warehouses
5360 Tulane             Atlanta, GA       67,850 Sq.Ft.       375         208       134      9.65*    04/03
Space Center            San Antonio, TX  101,500 Sq.Ft.     1,125         691       402      9.65*    04/03

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 5.   NOTES AND INTEREST PAYABLE (Continued)
------------------------------------

----------------

*  Variable interest rate.


NOTE 6.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
-------------------------------------------------------

Revenue, fees and cost reimbursements from/to BCM and its affiliates for the six months ended:

                                                  June 30,
                                                    2000
                                                  --------
Fees
     Advisory...................................  $  2,562
     Net income.................................       752
     Property acquisition.......................     1,626
     Real estate brokerage......................       618
     Mortgage brokerage and equity refinancing..       241
     Property and construction management and
       leasing commissions*.....................     2,078
                                                  --------
                                                  $  7,877
                                                  ========
Cost reimbursements.............................  $  1,344
                                                  ========
Hotel lease revenue.............................  $    996
                                                  ========

------------------

* Net of property management fees paid to subcontractors, other than Regis Realty, Inc., which is owned by an affiliate of BCM.


NOTE 7.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $4.4 million of administrative expenses for the six months ended June 30, 2000, and $1.2 million for the six months ended June 30, 1999. Also excluded from operating segments assets are assets of $78.8 million at June 30, 2000, and $41.4 million at June 30, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  OPERATING SEGMENTS (Continued)
---------------------------

Presented below is the operating income of each operating segment for the six months ended June 30, and each segment's assets at June 30.

                                        Commercial
                                Land    Properties  Apartments  Hotels    Total
                               -------  ----------  ----------  -------  --------
2000
Rents........................  $   338    $ 29,307    $ 37,959  $   996  $ 68,600
Property operating expenses..      274      14,511      21,794      138    36,717
                               -------    --------    --------  -------  --------
Segment operating income.....  $    64    $ 14,796    $ 16,165  $   858  $ 31,883
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  5,060    $  3,898  $   494  $  9,452
Interest.....................    1,975       9,786      10,548      773    23,082
Real estate improvements.....     <10>       4,410       1,098      751     6,249
Assets.......................   64,122     286,602     263,177   19,640   633,541

Property Sales

                                                    Apartments  Hotels    Total
                                                    ----------  -------  --------
Sales price..................                         $ 20,708  $ 1,000  $ 21,708
Cost of sales................                          (12,134)    (367)  (12,501)
                                                      --------  -------  --------
Gain on sale.................                         $  8,574  $   633  $  9,207*
                                                      ========  =======  ========

--------------------

* Excludes a $4.8 million gain previously deferred on the sale of land and TCI's share of gains recognized by an equity affiliate of $3.8 million.

                                        Commercial
                                Land    Properties  Apartments  Hotels    Total
                               -------  ----------  ----------  -------  --------
1999
Rents........................  $   472    $ 15,935    $ 19,299  $ 3,460  $ 39,166
Property operating expenses..      345       6,360      11,297    2,476    20,478
                               -------    --------    --------  -------  --------
Operating income.............  $   127    $  9,575    $  8,002  $   984  $ 18,688
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  3,139    $  2,408  $   299  $  5,846
Interest on debt.............      702       5,258       5,739      734    12,433
Real estate improvements.....       --       3,131       6,092      666     9,889
Assets.......................   35,795     145,100     161,580   18,243   360,718

Property Sales

                                        Commercial
                                        Properties  Apartments            Total
                                        ----------  ----------           --------
Sales price..................             $ 19,300    $  6,700           $ 26,000
Cost of sales................               11,017       4,832             15,849
                                          --------    --------           --------
Gain on sale...                           $    8,283  $  1,868           $ 10,151
                                          ========    ========           ========

NOTE 8.    COMMITMENTS AND CONTINGENCIES
----------------------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $8.6 million at June 30, 2000, compared with $41.3 million at December 31, 1999. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet all of TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash from operating activities decreased to use of $2.7 million for the six months ended June 30, 2000, from $4.7 million being provided by operations for the six months ended June 30, 1999. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $28.5 million in the six months ended June 30, 2000, from $18.1 million in 1999. Of this increase, $1.6 million was due to the purchase of 14 income producing properties during 1999 and 2000 and $14.3 million was due to the properties obtained in the merger with CMET. These increases were partially offset by a decrease of $3.3 million due to the sale of 13 income producing properties in 1999 and the first six months of 2000.

Interest collected of $104,000 in the six months ended June 30, 2000, approximated the $137,000 in 1999.

Interest paid increased to $22.1 million in the six months ended June 30, 2000, from $12.0 million in 1999. Of this increase, $9.6 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

was due to the properties obtained in the merger with CMET, $1.8 million was due to the acquisition of 18 properties subject to debt during 1999 and 2000 and $525,000 was due to refinancings of properties where the debt balance was increased. These increases were partially offset by a decrease of $1.8 million due to the sale of 10 properties subject to debt in 1999 and the first six months of 2000.

Advisory and net income fees paid increased to $4.3 million in the six months ended June 30, 2000, from $718,000 in the six months ended June 30, 1999. The increase was primarily due to the increase in assets due to the merger with CMET, and not being entitled to a refund of any of its 1999 advisory fee. In the first quarter of 1999, TCI had received a $458,000 refund of advisory fees for 1998. Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of TCI exceed certain limits specified in the advisory agreement.

General and administrative expenses paid increased to $5.2 million in the six months ended June 30, 2000, from $1.5 million in 1999. This increase was mainly due to an increase in legal fees, audit and other professional fees, franchise taxes and cost reimbursements to the advisor, primarily due to the merger.

In the first six months of 2000, TCI sold four apartments and one hotel for a total of $21.7 million, receiving net cash of $6.9 million, after the payoff of existing debt and the payment of various closing costs. The purchasers assumed $8.7 million in mortgage debt. Also in the first six months of 2000, TCI purchased five apartments, two office buildings and five parcels of unimproved land for a total of $43.3 million, paying $19.8 million in cash, including various closing costs, and either obtaining new mortgage financing or assuming existing mortgage debt of $24.5 million. Further in the first six months of 2000, TCI refinanced three apartments, three office buildings and two warehouses and obtained second lien financing on an apartment for a total of $24.1 million, receiving net cash of $9.0 million after paying off $14.1 million in mortgage debt and the payment of various closing costs.

In the third quarter of 2000, TCI sold one warehouse for $4.9 million, receiving $1.7 million in cash after the payoff of existing debt and the payment of various closing costs. A gain will be recognized on the sale.

In the first six months of 2000, TCI paid dividends to Common stockholders of $.36 per share, or a total of $3.1 million, and $2.50 per share or a total of $14,000 to Preferred stockholders. 3,768 shares of Common Stock were sold through the dividend reinvestment program, for a total of $54,000.

The Board of Directors has approved the repurchase of a total of 1.4 million shares of TCI's Common Stock. Through June 30, 2000, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. No shares have been repurchased under this program since May 1998.

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

Results of Operations
---------------------

TCI had net income of $5.8 million and $10.1 million in the three and six months ended June 30, 2000, including gains on sale of real estate totaling $8.9 million and $17.8 million, compared to net income of $7.6 million and $7.9 million in the corresponding periods in 1999, including gains on sale of real estate totaling $8.3 million and $10.2 million. Fluctuations in this and other components of revenues and expense between the 2000 and 1999 periods are discussed below.

Rents in the three and six months ended June 30, 2000, increased to $34.6 million and $68.6 million compared to $20.1 million and $39.2 million in 1999. Increases of $2.2 million and $3.5 million were due to the purchase of seven income producing properties in 2000 and seven income producing properties in 1999, increases of $16.4 million and $32.3 million were due to the properties obtained in the merger with CMET and increases of $851,000 and $1.2 million were due to the completion of construction of apartments. These increases were partially offset by decreases of $2.9 million and $5.9 million due to the sale of five income producing properties in 2000 and eight income producing properties in 1999.

Property operations expense in the three and six months ended June 30, 2000 increased to $18.3 million and $36.7 million from $10.2 million and $20.5 million in 1999. Of these increases, $1.0 million and $1.8 million were due to the purchase of seven income producing properties in 2000 and seven income producing properties in 1999, $9.2 million and $17.9 million were due to the properties obtained in the merger with CMET and $405,000 and $570,000 were due to the completion of construction of apartments. These increases were partially offset by decreases of $1.2 million and $2.5 million due to the sale of five income producing properties during 2000 and eight income producing properties in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

Rents and property operating expenses are both expected to increase in 2000 due to properties obtained in the merger with CMET, and also from anticipated increases in apartment rental rates, increased commercial property occupancy and from a full year of operations of the properties acquired during 1999 and in the first six months of 2000. See NOTE 2. "ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST."

Interest and other income increased to $588,000 and $992,000 in the three and six months ended June 30, 2000, compared to $38,000 and $140,000 in 1999. Of these increases, $15,000 and $30,000 were due to the two mortgage notes receivable obtained in the merger with CMET, $45,000 is due to TCI funding two loans in the second quarter of 2000 and $213,000 and $421,000 were due to TCI having provided purchase money financing in conjunction with two property sales in 1999. Interest income for the remaining quarters of 2000 is expected to approximate that of the first six months of 2000.

In the three and six months ended June 30, 2000, gains on sale of real estate totaling $8.9 million and $17.8 million were recognized, $572,000 on the sale of Hunters Bend Apartments, $3.6 million on the sale of Westgate of Laurel Apartments, $3.2 million on the sale of Apple Creek Apartments, $1.2 million on the sale of Villas at Fairpark Apartments, $633,000 on the sale of Chateau Charles Hotel, a $4.8 million previously deferred gain on the sale of McKinney land and TCI's share of gains recognized by an equity affiliate of $3.8 million.

In the three and six months ended June 30, 1999, gains on sale of real estate totaling $8.3 million and $10.2 million were recognized, $1.9 million on the sale of Mariner's Pointe Apartments and $8.3 million on the sale of 74 New Montgomery Office Building.

Interest expense increased to $11.9 million and $23.1 million in the three and six months ended June 30, 2000, from $6.2 million and $12.4 million in 1999. Of these increases, $4.8 million and $9.6 million were due to the properties obtained in the merger with CMET, $1.2 million and $1.8 million were due to the debt incurred or assumed on 18 properties acquired in 1999 and the first six months of 2000, and $221,000 and $525,000 were due to refinancings where the debt balance was increased. These increases were partially offset by decreases of $889,000 and $1.8 million, due to the sale of four income producing properties in 2000 and six income producing properties subject to debt in 1999. Interest expense for the remainder of 2000 is expected to increase due to anticipated property refinancings and the properties purchased on leveraged basis in the first six months of 2000.

Depreciation increased to $4.2 million and $9.5 million in the three and six months ended June 30, 2000, from $3.0 million and $5.8 million in 1999. Of these increases, $269,000 and $525,000 were due to the acquisition of 14 income producing properties in 1999 and the first six months of 2000 and $1.9 million and $3.7 million were due to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

properties obtained in the merger with CMET. These increases were partially offset by decreases of $474,000 and $1.0 million due to the sale of five income producing properties in 2000 and eight income producing properties in 1999. Depreciation is expected to continue to increase during the remainder of 2000 due to a full year of depreciation of properties acquired or completed in 1999 and the income producing properties purchased in the first six months of 2000.

Advisory fee increased to $1.4 million and $2.6 million in the three and six months ended June 30, 2000, from $740,000 and $1.5 million in 1999. These increases were due to an increase in TCI's gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in TCI's gross assets, including the assets obtained in the merger with CMET.

Net income fee was $400,000 and $752,000 in the three and six months ended June 30, 2000, as compared to $641,000 and $659,000 in 1999. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

General and administrative expenses increased to $1.7 million and $4.4 million in the three and six months ended June 30, 2000, from $571,000 and $1.2 million in 1999. These increases were mainly due to an increase in legal fees, audit and other professional fees, franchise taxes and cost reimbursements to the advisor primarily due to the merger with CMET.

Tax Matters
-----------

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

Year 2000
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 was experienced, no assurance can be provided that TCI's suppliers and tenants have not been affected in a manner that is not yet apparent. As a result, management will continue to monitor TCI's year 2000 compliance and the year 2000 compliance of TCI's suppliers and tenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

At June 30, 2000, TCI's exposure to a change in interest rates on its debt is as follows:

                                                 Weighted      Effect of 1%
                                                 Average       Increase In
                                   Balance     Interest Rate    Base Rates
                                  ----------  ---------------  -------------
                                   (Amounts in thousands, except per share)
Notes payable:
  Variable rate.................  $   34,724            9.34%  $         347

Total decrease in TCI's annual
  net income....................                               $         347
                                                               =============
Per share.......................                               $         .04
                                                               =============

                          ---------------------------

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Olive Litigation. In February 1990, TCI, together with CMET, IORI and National Income Realty Trust, three real estate entities with, at the time, the same officers,

-------------------------

directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provided that TCI's Board of Directors retain a management/compensation consultant or consultants to evaluate the fairness of TCI's advisory contract with Basic Capital Management, Inc. ("BCM") and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

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

In January 2000, after the merger of CMET with TCI, the Board engaged another management/compensation consultant to perform the required evaluation again. This evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of the second consultant.

In addition, plaintiffs' counsel has asserted that the loans made by TCI to BCM and American Realty Trust, Inc. breached the provisions of the Modification. The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, plaintiffs' counsel has asserted that certain provisions continue to be effective after the termination date. This matter is pending before the Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits:

Exhibit
Number                              Description
-------       ---------------------------------------------------------

  27.0        Financial Data Schedule, filed herewith.

-----------------------------------------


(b)  Reports on Form 8-K as follows:


     A Current Report on Form 8-K, dated June 15, 2000, was filed with respect to ITEM 5. "OTHER EVENTS," which reports the resignation of two directors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRANSCONTINENTAL REALTY
                                   INVESTORS, INC.



Date:      August 14, 2000         By:  /s/ KARL L. BLAHA
     --------------------------        --------------------------------
                                        Karl L. Blaha
                                        President



Date:      August 14, 2000         By:  /s/ MARK W. BRANIGAN
     --------------------------        --------------------------------
                                        Mark W. Branigan
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Quarter ended June 30, 2000



Exhibit                                                               Page
Number                             Description                       Number
-------        ---------------------------------------------------   ------


 27.0          Financial Data Schedule                                 23