Form 10-Q
period 2000-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2000-11-13
CIK 733590

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                                         ------------------


                         Commission File Number 1-9240
                                                ------


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                              94-6565852
---------------------------------                         ---------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)



      1800 Valley View Lane, Suite 300, Dallas, Texas                75234
--------------------------------------------------------------------------------
       (Address of Principal Executive Office)                     (Zip Code)


                                (469) 522-4200
                       --------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


    10670 North Central Expressway, Suite 300, Dallas, Texas    75231
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed from Last
                                    Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.
    ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                            8,636,373
----------------------------               ---------------------------------
          (Class)                          (Outstanding at October 27, 2000)

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS




                                                      September 30, December 31,
                                                           2000       1999
                                                      ------------- ------------
                                                         (dollars in thousands,
                                                           except per share)

                       Assets
                       ------

Notes and interest receivable
   Performing (including $5,837 from affiliates
      in 2000) .......................................    $  9,098     $ 11,691
   Nonperforming .....................................        --            382
                                                          --------     --------
                                                             9,098       12,073

Less - allowance for estimated losses ................        (537)        (543)
                                                          --------     --------
                                                             8,561       11,530

Foreclosed real estate held for sale .................       1,790        1,790

Real estate held for investment, net of
   accumulated depreciation ($93,168 in 2000 and
   $84,986 in 1999) ..................................     650,755      599,746
Investment in real estate entities ...................       4,878        2,310
Investment in marketable equity securities of
   affiliate, at market ..............................      12,699       13,954
Cash and cash equivalents ............................      16,999       41,266
Other assets (including $10,347 in 2000 and
   $14,945 from affiliates in 1999) ..................      40,390       43,599
                                                          --------     --------

                                                          $736,072     $714,195
                                                          ========     ========


  The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                      September 30, December 31,
                                                           2000        1999
                                                      ------------- ------------
                                                        (dollars in thousands,
                                                           except per share)

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable ...............................  $516,460   $503,406
Other liabilities (including $1,133 in 2000
   and $2,356 in 1999 to affiliates) .....................    29,327     31,677
                                                            --------   --------
                                                             545,787    535,083


Stockholders' equity

Preferred Stock
  Series A; $.01 par value; authorized, 6,000
     shares; issued and outstanding 5,829 shares in
     2000 and 1999 (liquidation preference $583)..........        --         --
Common Stock, $.01 par value, authorized,
   10,000,000 shares; issued and outstanding,
   8,633,696 shares in 2000 and 8,626,611 in 1999 ........        86         86
Paid-in capital ..........................................   278,209    278,119
Accumulated distributions in excess of
  accumulated earnings....................................   (87,472)   (99,811)
Unrealized gain/(loss) on marketable equity
  securities..............................................      (538)       718
                                                            --------   --------

                                                             190,285    179,112
                                                            --------   --------

                                                            $736,072   $714,195
                                                            ========   ========



  The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Three Months                For the Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                             -----------------------------        --------------------------
                                                                2000               1999              2000            1999
                                                             ----------         ----------        ----------      ----------
                                                                          (dollars in thousands, except per share)
Property revenue
   Rents................................................     $   35,121         $   18,445        $  103,722      $   57,628

Property expense
   Property operations..................................         19,872              9,676            56,589          30,154
                                                             ----------         ----------        ----------      ----------
        Operating income................................         15,249              8,769            47,133          27,474

Other income
   Interest and other...................................            936                174             1,928             297
   Equity in income/(loss) of equity investees..........           (185)             1,631              (477)          2,135
   Gain on sale of real estate..........................         11,755              5,850            29,562          16,001
                                                             ----------         ----------        ----------      ----------
                                                                 12,506              7,655            31,013          18,433
Other expense
   Interest.............................................         12,232              6,289            35,338          18,722
   Depreciation.........................................          5,387              2,891            14,839           8,737
   Advisory fee to affiliates...........................          1,353                765             3,915           2,220
   Net income fee to affiliate..........................            567                396             1,319           1,055
   General and administrative...........................          1,325                962             5,713           2,165
                                                             ----------         ----------        ----------      ----------
                                                                 20,864             11,303            61,124          32,899

Net income..............................................          6,891              5,121            17,022          13,008
Preferred dividend requirement..........................             (7)                (9)              (22)            (23)
                                                             ----------         ----------        ----------      ----------

Net income applicable to Common shares..................     $    6,884         $    5,112        $   17,000      $   12,985
                                                             ==========         ==========        ==========      ==========
Earnings per share

Net income applicable to Common shares..................     $      .80         $     1.32        $     1.97      $     3.35
                                                             ==========         ==========        ==========      ==========
Weighted average Common shares used
   in computing earnings per share......................      8,633,211          3,880,617         8,630,029       3,879,954
                                                             ==========         ==========        ==========      ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                           Common Stock                        Distributions       Accumulated
                                    -------------------------
                                                                               in Excess of           Other
                                                                   Paid-in      Accumulated       Comprehensive      Stockholders'
                                      Shares         Amount        Capital       Earnings             Income            Equity
                                    ----------     ----------     ----------   ------------       -------------      ------------
                                                                     (dollars in thousands, except per share)
Balance, January 1, 2000...          8,626,611     $       86    $   278,119   $    (99,811)      $         718      $    179,112

Comprehensive income
   Unrealized loss on
     marketable equity
     securities of
     affiliate.............                 --             --             --             --              (1,256)           (1,256)
   Net income..............                 --             --             --         17,022                  --            17,022
                                                                                                                     ------------
                                                                                                                           15,766
Sale of Common Stock under
   dividend reinvestment
   plan....................              8,014             --             90             --                  --                90
Fractional shares..........               (929)            --             --             --                  --                --
Common dividends ($.54 per
   share)..................                 --             --             --         (4,661)                 --            (4,661)
Preferred dividends ($3.75
   per share)..............                 --             --             --            (22)                 --               (22)
                                    ----------     ----------     ----------   ------------       -------------      ------------

Balance, September 30,
   2000....................          8,633,696     $       86    $   278,209   $    (87,472)      $        (538)     $    190,285
                                    ==========     ==========    ===========   ============       =============      ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                        ----------------------------------
                                                                            2000                 1999
                                                                        -----------           -----------
                                                                             (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected................................................      $   102,445           $    56,724
   Interest collected.............................................              594                   289
   Interest paid..................................................          (33,798)              (28,686)
   Advisory and net income fee paid to affiliate..................           (5,741)               (2,128)
   General and administrative expenses paid.......................           (6,486)               (2,257)
   Distributions from operating cash flow of equity investees.....              236                   376
   Other..........................................................            1,917                  (698)
                                                                        -----------           -----------
         Net cash provided by operating activities................            1,086                 5,660


Cash Flows from Investing Activities
   Acquisition of real estate.....................................          (30,531)              (40,443)
   Real estate improvements.......................................           (9,986)              (15,360)
   Proceeds from sale of real estate..............................           33,528                44,266
   Refunds of deposits on pending purchases and financings........            1,840                 1,772
   Deferred merger costs..........................................               --                  (257)
   Collections on notes receivable ($6.5 million from.............           15,017                    33
      affiliates in 2000)
   Funding of notes receivable to affiliate.......................          (12,000)                   --
   Distributions of equity investees' investing cash flow, net....            1,296                 3,556
   Contributions to equity investees..............................               --                    (9)
                                                                        -----------           -----------
         Net cash (used in) investing activities..................             (836)               (6,442)


Cash Flows from Financing Activities
   Payments on notes payable......................................          (89,156)              (43,111)
   Proceeds from notes payable....................................           67,981                62,070
   Deferred borrowing costs.......................................             (914)               (1,028)
   Payments (to)/from advisor.....................................            5,465                (9,655)
   Advance to affiliate...........................................           (3,300)                   --
   Dividends to stockholders......................................           (4,683)               (1,780)
   Sale of Common Stock under dividend reinvestment plan..........               90                    35
                                                                        -----------           -----------
         Net cash (used in) provided by financing activities......          (24,517)                6,531

Net (decrease) increase in cash and cash equivalents..............          (24,267)                5,749
Cash and cash equivalents, beginning of period....................           41,266                10,505
                                                                        -----------           -----------

Cash and cash equivalents, end of period..........................      $    16,999           $    16,254
                                                                        ===========           ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                              For the Nine Months
                                                                                              Ended September 30,
                                                                                       -------------------------------
                                                                                           2000                1999
                                                                                       -----------         -----------
                                                                                            (dollars in thousands)
Reconciliation of net income to net cash provided by
   operating activities
Net income...........................................................................  $    17,022         $    13,008
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization.....................................................       14,839               9,454
   Gain on sale of real estate.......................................................      (29,562)            (16,001)
   Equity in (income)/loss of equity investees.......................................          477              (2,135)
   Distributions from operating cash flow of equity investees........................          236                 376
   (Increase) in interest receivable.................................................         (403)                 (8)
   (Increase) decrease in other assets...............................................        1,311              (4,019)
   Increase (decrease) in interest payable...........................................         (482)                 45
   Increase (decrease) in other liabilities..........................................       (2,352)              4,940
                                                                                       -----------          ----------

      Net cash provided by operating activities......................................  $     1,086          $    5,660
                                                                                       ===========          ==========


Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate.....................................  $    50,294         $     7,348

Notes payable assumed by buyer on sale of real estate................................      (16,798)                 --

Unrealized loss on marketable equity securities of affiliate.........................       (1,256)                 --

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

TCI elected to be treated as a Real Estate Investment Trust ("REIT") under sections 856 through 860 of the Internal Revenue Code ("Code") of 1986, as amended for the year ended December 31, 1984 through December 31, 1999. Performing routine third quarter testing of the Code requirements to qualify as a REIT for federal income tax purposes, TCI determined that it no longer met those requirements. Based on publicly disclosed information, acquisitions of the stock in June, July and August 2000 by entities not previously holding TCI shares caused a concentration of ownership in excess of that permitted by the Code. The Code prohibits five or fewer shareholders of owning more than 50 percent of an entity for it to continue to qualify as a REIT. Under the Code, TCI also cannot re-qualify as a REIT for at least five years.

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

Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.   ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST
--------------------------------------------------------------

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.   ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST
--------------------------------------------------------------
          (Continued)

Pro forma operating results for the first three quarters of 1999, as if TCI had acquired CMET on January 1, 1999, would have been:

Revenues................................................            $ 108,005
Property operating expenses.............................              (59,003)
Interest................................................              (34,554)
Depreciation............................................              (14,810)
Advisory fee............................................               (4,046)
Net income fee..........................................               (1,233)
General and administrative expenses.....................               (4,058)
                                                                    ---------
(Loss) from operations..................................               (9,699)
Equity in income of investees...........................                2,299
Gain on sale of real estate.............................               22,601
                                                                    ---------
Net income..............................................            $  15,201
                                                                    =========

NOTE 3.   REAL ESTATE
---------------------

In 2000, TCI purchased the following properties:

                                                                                      Net
                                                         Units/         Purchase      Cash       Debt     Interest  Maturity
Property                   Location                   Acres/Sq.Ft.       Price        Paid     Incurred     Rate      Date
----------                ----------                  ------------      --------     ------    --------    ------    -----
First Quarter
Apartments
Quail Creek               Lawrence, KS                     95 Units     $   3,250   $  1,088    $ 2,254       7.44%   07/03
Apple Lane                Lawrence, KS                     75 Units         1,575        595      1,005       8.63    05/07

Land
Netzer                    Collin County, TX                20 Acres           400        418         --         --       --
Lamar/Parmer              Austin, TX                    17.07 Acres         1,500        517      1,030      10.00    12/00
Manhattan                 Farmers Branch, TX            108.9 Acres        10,743      6,144      5,000      14.00    02/01
DF Fund                   Collin County, TX              79.5 Acres         2,545      1,047      1,545      10.00    03/01

Second Quarter
Apartments
Autumn Chase              Midland, TX                      64 Units         1,338        458        936       9.45 *  04/05
Primrose                  Bakersfield, CA                 162 Units         4,100      1,189      3,000       9.25 *  03/07
Paramount Terrace         Amarillo, TX                    181 Units         3,250        561      2,865       9.38    09/01

Office Building
9033 Wilshire Blvd.       Los Angeles, CA              44,253 Sq.Ft.        9,225      2,536      6,861       8.07    08/09
Bay Plaza II              Tampa, FL                    78,882 Sq.Ft.        4,825      4,786         --         --       --

Land
Limestone Canyon II       Austin, TX                     9.96 Acres           504        424         --         --       --

Third Quarter
Office Center and
 Retail
Countryside
  Portfolio**             Sterling, VA                265,718 Sq.Ft.       44,940      4,825     36,297       7.75    12/02

Fourth Quarter
Land
Folsom                    Dallas, TX                    36.38 Acres         1,750      1,738         --         --       --

________________________________

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   REAL ESTATE (Continued)
---------------------

*    Variable interest rate.
** Countryside Portfolio consists of four commercial buildings: the 133,422 sq. ft. Countryside Retail Center, the 72,062 sq. ft. Harmon Office Building, the 35,127 sq. ft. Mimado Office Building and the 25,107 sq. ft. Ambulatory Surgical Center.

In 2000, TCI sold the following properties:

                                                                                         Net
                                                         Units/           Sales          Cash           Debt        Gain on
         Property           Location                   Rooms/Sq.Ft.       Price        Received      Discharged      Sale
        ----------         ----------                 -------------      -------      ----------     ----------     -------
First Quarter
Apartments
Hunters Bend              San Antonio, TX                 96 Units      $   1,683     $      418       $  1,127 *   $     572
Westgate of Laurel        Laurel, MD                     218 Units         11,290          2,599          7,525 *       3,575

Second Quarter
Apartments
Apple Creek                Dallas, TX                    216 Units          4,300          2,155          1,723         3,240
Villas at Fairpark         Los Angeles, CA                49 Units          3,435            792          2,386         1,188

Hotel
Chateau Charles            Lake Charles, LA              245 Rooms          1,000            928             --           633

Third Quarter
Apartments
Villas at Countryside      Sterling, VA                  102 Units     $    8,100      $   2,686          5,334 *   $   1,520
Eagle Rock                 Los Angeles, CA                99 Units          5,600          1,967          3,246         1,021
Woodbridge                 Denver, CO                    194 Units          6,856          3,328          2,845         3,796
Ashley Crest               Houston, TX                   168 Units          3,950          1,102          2,812 *         706

Office Building/
 Warehouse
Brookfield Corporate
 Center                    Chantilly, VA              63,504 Sq.Ft.         4,850          1,729          2,838         1,369
Shady Trail                Dallas, TX                 42,900 Sq.Ft.           900            340            521           206

Land
McKinney **                McKinney, TX                  255 Acres          8,783          5,035          4,423         2,091
Allen ***                  Allen, TX                    5.49 Acres            370             86            281           184

_____________________
*    Debt assumed by purchaser.
** The McKinney land sale included three parcels of land: the 20 acre Netzer land; the 79.54 acre DF Fund land; and the 156.19 acre OPUBCO land.
*** The Allen land consisted of a partial sale of three parcels of land: a 2.62 acre tract of the Stacy Road land; a 2.23 acre tract of the Sandison land; and, a .64 acre tract of the Whisenant land.


NOTE 4.   NOTES AND INTEREST RECEIVABLE
---------------------------------------

In June 2000, a $3.0 million loan was funded to Basic Capital Management, Inc. ("BCM"), TCI's advisor. The loan was secured by 108,802 shares of common stock of Income Opportunity Realty Investors,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4.  NOTES AND INTEREST RECEIVABLE (Continued)
--------------------------------------

Inc. ("IORI"). IORI is also advised by BCM. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in August 2000.

In June 2000, a $9.0 million loan was funded to American Realty Trust, Inc. ("ART"), an affiliate of BCM. The loan was secured by 409,934 shares of IORI. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in October 2000.

At December 31, 1999, mortgage notes receivable with a combined principal balance of $4.6 million and a carrying value of $356,000, secured by first and second liens on a closed hotel in Lake Charles, Louisiana were in default. Title to the collateral property was obtained in February 2000 through foreclosure. No loss was incurred on foreclosure as the estimated fair value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage notes receivable. The property was sold in June 2000, for a gain of $633,000.
See NOTE 3. "REAL ESTATE."

In December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney and Collin County, Texas. The note receivable bore interest at 8.5% per annum, required a $1.0 million principal paydown in February 2000, required payment of all accrued interest in June 2000, and required the payment of all principal and remaining accrued interest at maturity in September 2000. The loan was repaid in accordance with its terms. In conjunction with the loan payoff, TCI recognized a previously deferred gain on the sale of $4.8 million.

NOTE 5.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES
---------------------------------------------------------

TCI owns a 63.7% general partner interest in Tri-City Limited Partnership ("Tri-City"), which owns the 70,275 sq.ft. Chelsea Square Shopping Center in Houston, Texas. In February 2000, Tri-City obtained mortgage financing of $2.1 million secured by the previously unencumbered shopping center. Tri-City received net cash of $2.0 million after the funding of required escrows and the payment of various closing costs. The mortgage bears interest at a fixed rate of 10.24% per annum until February 2001 and thereafter at a variable rate, requires monthly payments of principal and interest of $20,601 and matures in February 2005. TCI received a distribution of $1.3 million of the net financing proceeds.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In 2000, TCI financed/refinanced the following properties:


                                                                                       Net
                                                               Debt        Debt        Cash    Interest  Maturity
    Property              Location         Units/Sq.Ft.      Incurred   Discharged   Received    Rate      Date
    --------              --------        --------------     --------   ----------   --------  --------  --------
First Quarter
Apartments
Crescent Place           Houston, TX          120 Units      $ 2,165      $ 1,722    $  370       7.04%*    03/30
Madison @ Bear Creek     Houston, TX          180 Units        3,500        2,625       730       7.04 *    03/30

Office Buildings
Westgrove Air Plaza      Addison, TX      78,326 Sq.Ft.        2,087        1,180       742       9.02 *    01/05
Venture Center           Atlanta, GA      38,772 Sq.Ft.        2,700        1,113     1,592       8.75      03/10

Second Quarter
Apartments
Country Crossing         Tampa, FL            227 Units        3,825        2,645       985       9.65 *    06/03
Fontenelle Hills **      Bellevue, NE         338 Units        2,010           --     1,967       8.51      06/10

Office Building
Technology Trading       Sterling, VA    197,659 Sq.Ft.        6,300        3,881     2,065       8.26 *    05/05

Warehouses
5360 Tulane              Atlanta, GA      67,850 Sq.Ft.          375          208       134       9.65 *    04/03
Space Center             San Antonio, TX 101,500 Sq.Ft.        1,125          691       402       9.65 *    04/03

Third Quarter
Office Building
Jefferson                Washington, DC   71,876 Sq.Ft.        9,875        8,955       557       9.50      07/25

Fourth Quarter
Warehouses
Kelly                    Dallas, TX      330,406 Sq.Ft.        5,000        2,173     2,628       9.50 *    10/03

__________________
*    Variable interest rate.
**   Second lien on property.

NOTE 7.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
-------------------------------------------------------

Revenue, fees and cost reimbursements to BCM and its affiliates for the nine months ended:

                                                                   September 30,
                                                                       2000
                                                                   -------------
     Fees
       Advisory...................................................     $   3,915
       Net income.................................................         1,319
       Property acquisition.......................................         1,800
       Real estate brokerage......................................         1,790
       Mortgage brokerage and equity refinancing..................           339
       Property and construction management and
            leasing commissions*..................................         2,896
                                                                       ---------
                                                                       $  12,059
                                                                       =========

     Cost reimbursements..........................................     $   1,595
                                                                       =========

     Hotel lease revenue..........................................     $   1,652
                                                                       =========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC. (Continued)
-------------------------------------------------------


_______________________

* Net of property management fees paid to subcontractors, other than Regis Realty, Inc., which is owned by an affiliate of BCM.

NOTE 8.   OPERATING SEGMENTS
----------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and gains on sales of real estate totaling $31.0 million and $18.4 million for the nine months ended September 30, 2000 and 1999, respectively. Expenses that are not reflected in the segments are general and administrative expenses, and advisory and net income fees totaling $10.9 million and $5.4 million for the nine months ended September 30, 2000 and 1999, respectively. Also excluded from segment assets are assets of $83.5 million at September 30, 2000, and $49.0 million at September 30, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

Presented below is the operating income of each operating segment for the nine months ended September 30, and each segment's assets at September 30.

                                                       Commercial
                                          Land         Properties      Apartments       Hotels          Total
                                        --------       ----------      ----------      --------       ---------
2000
Rents.........................          $    532       $   44,401      $   57,137      $  1,652       $ 103,722
Property operating expenses...               468           22,620          33,356           145          56,589
                                        --------       ----------      ----------      --------       ---------
Segment operating income......          $     64       $   21,781      $   23,781      $  1,507       $  47,133
                                        ========       ==========      ==========      ========       =========

Depreciation..................          $     --       $    7,869      $    6,226      $    744       $  14,839
Interest......................             2,812           15,343          16,012         1,171          35,338
Real estate improvements......                84            7,768           1,270           864           9,986
Assets........................            57,879          329,676         245,486        19,504         652,545


Property Sales

                                                                      Commercial
                                                         Land         Properties      Apartments       Hotels          Total
                                                       --------       ----------      ----------      --------       ---------
Sales price...................                         $  9,155       $   5,750       $  45,214       $  1,000       $  61,119
Cost of sales.................                           (6,880)         (4,089)        (29,596)          (367)        (40,932)
                                                       --------       ---------       ---------       --------       ---------
Gain on sale..................                         $  2,275       $   1,661       $  15,618       $    633       $  20,187*
                                                       ========       =========       =========       ========       =========

___________________

* Excludes a $4.8 million gain previously deferred on the sale of land and TCI's share of gains recognized by an equity affiliate of $4.6 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.      OPERATING SEGMENTS (Continued)
-------------------------------

                                                 Commercial
                                       Land      Properties    Apartments     Hotels        Total
                                     --------    ----------    ----------    --------     ----------
1999
Rents.........................       $    656    $   23,472    $   29,188    $  4,312     $   57,628
Property operating expenses...            543         9,501        17,553       2,557         30,154
                                     --------    ----------    ----------    --------     ----------
Operating income..............       $    113    $   13,971    $   11,635    $  1,755     $   27,474
                                     ========    ==========    ==========    ========     ==========

Depreciation..................       $     --    $    4,603    $    3,631    $    503     $    8,737
Interest on debt..............          1,196         7,862         8,579       1,085         18,722
Real estate improvements......             --         3,988         9,801       1,571         15,360
Assets........................         30,705       161,767       164,065      18,944        375,481

Property Sales
                                                 Commercial
                                       Land      Properties    Apartments                   Total
                                     --------    ----------    ----------                 ----------
Sales price...................       $  1,800    $   34,400    $    6,700                 $   42,900
Cost of sales.................          1,125        20,942         4,832                     26,899
                                     --------    ----------    ----------                 ----------
Gain on sale..................       $    675    $   13,458    $    1,868                 $   16,001
                                     ========    ==========    ==========                 ==========

NOTE 9.      COMMITMENTS AND CONTINGENCIES
------------------------------------------

TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

                             ____________________


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
             RESULTS OF OPERATIONS (Continued)
             ---------------------

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $17.0 million at September 30, 2000, compared with $41.3 million at December 31, 1999. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet all of TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash from operating activities decreased to $1.1 million for the nine months ended September 30, 2000, from $5.7 million in the nine months ended September 30, 1999. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $44.4 million in the nine months ended September 30, 2000, from $28.0 million in 1999. Of this increase, $2.9 million was due to the purchase of 16 income producing properties during 1999 and 2000 and $20.5 million was due to the properties obtained in the merger with CMET, and $969,000 was due to the completion of construction projects. These increases were partially offset by a decrease of $5.0 million due to the sale of 18 income producing properties during 1999 and the first nine months of 2000.

Interest income increased to $594,000 in the nine months ended September 30, 2000, from $289,000 in 1999. The increase is due to loans of $9.0 million to ART and $3.0 million to BCM funded in June 2000. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

Interest paid increased to $33.8 million in the nine months ended September 30, 2000, from $18.0 million in 1999. Of this increase, $13.3 million was due to the properties obtained in the merger with CMET, $3.0 million was due to the acquisition of 17 properties subject to debt during 1999 and 2000 and $1.4 million was due to refinancings of properties where the debt balance was increased. These increases were partially offset by a decrease of $2.6 million due to the sale of 15 properties subject to debt during 1999 and the first nine months of 2000.

Advisory and net income fees paid increased to $5.7 million in the nine months ended September 30, 2000, from $2.1 million in the nine months ended September 30, 1999. The increase was primarily due to the increase in TCI's assets due to the merger with CMET, and not being entitled to a refund of any of its 1999 advisory fee. In the first quarter of 1999, TCI had received a $458,000 refund of advisory fees for 1998. Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by the advisor if the operating expenses of TCI exceed certain limits specified in the advisory agreement.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
             RESULTS OF OPERATIONS (Continued)
             ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

General and administrative expenses paid increased to $6.5 million in the nine months ended September 30, 2000, from $2.3 million in 1999. This increase was mainly due to an increase in legal fees, audit and other professional fees, franchise taxes and cost reimbursements to the advisor, primarily due to the merger with CMET.

In the first nine months of 2000, TCI sold eight apartments, one office building, one warehouse, two parcels of land and one hotel for a total of $61.1 million, receiving net cash of $23.2 million, after the payoff of existing debt and the payment of various closing costs. The purchasers assumed $16.8 million in mortgage debt. Also in the first nine months of 2000, TCI purchased five apartments, three office buildings and five parcels of unimproved land for a total of $88.2 million, paying $24.6 million in cash, including various closing costs, and either obtaining new mortgage financing or assuming existing mortgage debt of $60.8 million. Further in the first nine months of 2000, TCI refinanced three apartments, four office buildings and two warehouses and obtained second lien financing on an apartment for a total of $34.0 million, receiving net cash of $9.5 million after paying off $23.0 million in mortgage debt and the payment of various closing costs.

In the fourth quarter of 2000, TCI refinanced one warehouse for $5.0 million, receiving $2.6 million in cash after paying off $2.2 million in mortgage debt and the payment of various closing costs and purchased a 36.4 acre parcel of land in Dallas, Texas, for $1.7 million in cash, and payment of various closing costs.

In the first nine months of 2000, TCI paid dividends to Common stockholders of $.54 per share, or a total of $4.7 million, and $3.75 per share or a total of $22,000 to Preferred stockholders. TCI sold 8,014 shares of Common Stock through its dividend reinvestment program, for a total of $90,000.

The Board of Directors has approved the repurchase of a total of 1.4 million shares of TCI's Common Stock. Through September 30, 2000, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. No shares have been repurchased under this program since May 1998.

Management reviews the carrying values of TCI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
             RESULTS OF OPERATIONS (Continued)
             ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses;
(4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Results of Operations
---------------------

TCI had net income applicable to common shareholders of $6.9 million and $17.0 million in the three and nine months ended September 30, 2000, including gains on sale of real estate totaling $11.8 million and $29.6 million, compared to net income applicable to common shareholders of $5.1 million and $13.0 million in the corresponding periods in 1999, including gains on sale of real estate totaling $5.9 million and $16.0 million. Fluctuations in these and other components of revenues and expense between the 2000 and 1999 periods are discussed below.

Rents in the three and nine months ended September 30, 2000, increased to $35.1 million and $103.7 million compared to $18.4 million and $57.6 million in 1999. Increases of $2.4 million and $6.0 million were due to the purchase of 16 income producing properties in 2000 and 1999, increases of $16.2 million and $48.4 million were due to the properties obtained in the merger with CMET and increases of $657,000 and $1.9 million were due to the completion of construction of Limestone Canyon Apartments. These increases were partially offset by decreases of $2.2 million and $8.5 million due to the sale of 18 income producing properties in 2000 and 1999.

Property operations expense in the three and nine months ended September 30, 2000 increased to $19.9 million and $56.6 million from $9.7 million and $30.2 million in 1999. Of these increases, $1.0 million and $2.9 million were due to the purchase of 16 income producing properties in 2000 and 1999, $10.0 million and $27.9 million were due to the properties obtained in the merger with CMET and $367,000 and $917,000 were due to the completion of construction of Limestone Canyon Apartments. These increases were partially offset by decreases of $1.1 million and $3.5 million due to the sale of 18 income producing properties during 2000 and 1999.

Rents and property operating expenses in the fourth quarter are both expected to approximate that of the third quarter of 2000.

Interest and other income increased to $936,000 and $1.9 million in the three and nine months ended September 30, 2000, compared to $174,000 and $297,000 in 1999. Of these increases, $14,000 and $44,000 were due to the two mortgage notes receivable obtained in the merger with CMET, $345,000 and $390,000 is due to TCI funding two loans in the second quarter of 2000 and $102,000 and $523,000 were due to TCI having provided purchase money financing in conjunction with two property sales in 1999, $308,000 and $387,000 is due to the short-term investments and

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS (Continued)
            ---------------------

Results of Operations (Continued)
---------------------

$87,000 and $434,000 is due to proceeds from the Olive Settlement. Interest income for the fourth quarter of 2000 is expected to approximate that of each of the first three quarters of 2000.

In the three and nine months ended September 30, 2000, gains on sale of real estate totaling $11.8 million and $29.6 million were recognized, $572,000 on the sale of Hunters Bend Apartments, $3.6 million on the sale of Westgate of Laurel Apartments, $3.2 million on the sale of Apple Creek Apartments, $1.2 million on the sale of Villas at Fairpark Apartments, $633,000 on the sale of Chateau Charles Hotel, a $4.8 million previously deferred gain on the sale of McKinney land, TCI's share of gains recognized by an equity affiliate of $4.6 million, $1.4 million on the sale of Brookfield Corporate Center, $706,000 on the sale of Ashley Crest Apartments, $184,000 on the partial sale of Stacy Road land, $1.0 million on the sale of Eagle Rock Apartments, $206,000 on the sale of Shady Trail Warehouse, $2.1 million on the McKinney land, $3.8 million on Woodbridge Apartments and $1.5 million on the sale of Villas at Countryside Apartments.

In the three and nine months ended September 30, 1999, gains on sale of real estate totaling $5.9 million and $16.0 million were recognized, $1.9 million on the sale of Mariner's Pointe Apartments, $8.3 million on the sale of 74 New Montgomery Office Building, $675,000 on the sale of Republic land parcel and $5.2 million on the sale of the Parke Long Office Building.

Interest expense increased to $12.2 million and $35.3 million in the three and nine months ended September 30, 2000, from $6.3 million and $18.7 million in 1999. Of the increase, $5.0 million and $14.6 million were due to the properties obtained in the merger with CMET, $1.1 million and $3.1 million were due to the debt incurred or assumed on 17 properties acquired in 1999 and the first nine months of 2000, and $264,000 and $700,000 were due to refinancings where the debt balance was increased. These increases were partially offset by decreases of $852,000 and $2.6 million, due to the sale of 12 properties in 2000 and nine properties subject to debt in 1999. Interest expense for the fourth quarter of 2000 is expected to increase from the third quarter due to anticipated property refinancings and the properties purchased on a leveraged basis in the first nine months of 2000.

Depreciation increased to $5.4 million and $14.8 million in the three and nine months ended September 30, 2000, from $2.9 million and $8.7 million in 1999. Of these increases, $394,000 and $1.0 million were due to the acquisition of 16 income producing properties in 1999 and the first nine months of 2000 and $2.0 million and $5.5 million were due to the properties obtained in the merger with CMET and $583,000 and $1.0 million were due to completed construction projects in 2000. These increases were partially offset by decreases of $437,000 and $1.5 million due to the sale of 18 income producing properties in 2000 and 1999. Depreciation is expected to continue to increase in the fourth

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

quarter of 2000 due to a full year of depreciation of properties acquired or completed in 1999 and the income producing properties purchased in the first nine months of 2000.

Advisory fee increased to $1.4 million and $3.9 million in the three and nine months ended September 30, 2000, from $765,000 and $2.2 million in 1999. These increases were due to an increase in TCI's gross assets, the basis for such fee. Advisory fees are expected to continue to increase with increases in TCI's gross assets, including the assets obtained in the merger with CMET.

Net income fee to affiliate was $567,000 and $1.3 million in the three and nine months ended September 30, 2000, as compared to $396,000 and $1.1 million in 1999. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

General and administrative expenses increased to $1.3 million and $5.7 million in the three and nine months ended September 30, 2000, from $962,000 and $2.2 million in 1999. These increases were mainly due to an increase in legal fees, audit and other professional fees, franchise taxes and cost reimbursements to the advisor, primarily due to the merger with CMET.

Tax Matters
-----------

As more fully discussed in TCI's 1999 Form 10-K, TCI elected and, in the opinion of management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code ("Code") of 1986, as amended, for the years ended December 31, 1994 through December 31, 1999. To qualify for federal taxation as a REIT, TCI was required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. As a REIT, TCI also was required to distribute at least 95% of its REIT taxable income, plus 95% of its net income from foreclosure property on an annual basis to stockholders.

Performing routine third quarter testing of the Code requirements to qualify as a REIT for federal income tax purposes, TCI determined that it no longer met those requirements. Based on publicly disclosed information, acquisitions of the stock in June, July and August 2000 by entities not previously holding TCI shares caused a concentration of ownership in excess of that permitted by the Code. The Code prohibits five or fewer shareholders of owning more than 50 percent of an entity for it to continue to qualify as a REIT. Under the Code, TCI also cannot re-qualify as a REIT for at least five years.

In the opinion of management, TCI's loss of REIT status will have no material adverse impact on its operations, balance sheet or cash flow.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

At September 30, 2000, TCI's exposure to a change in interest rates on its debt is as follows:

                                                                            Weighted              Effect of 1%
                                                                            Average               Increase In
                                                       Balance            Interest Rate            Base Rates
                                                      ---------           -------------           -----------
                                                      (Amounts in thousands, except per share)
     Notes payable:
       Variable rate............................       $ 134,583               9.34%                $   1,346
                                                       =========                                    =========

     Total decrease in TCI's
       annual net income........................                                                    $   1,346
                                                                                                    =========

     Per share..................................                                                    $     .16
                                                                                                    =========

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

In addition, plaintiffs' counsel has asserted that the loans made by TCI to BCM and American Realty Trust, Inc. in June 2000 breached the provisions of the Modification. These loans were repaid in August and October 2000, respectively. The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, plaintiffs' counsel has asserted that certain provisions continue to be effective after the termination date. This matter is pending before the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The annual meeting was held on October 10, 2000, at which stockholders were asked to consider and vote upon (1) the election of directors; (2) the approval of the Director Stock Option Plan; (3) approval of the 2000

-----------------------------------------------------------

Stock Option Plan; and (4) approval to amend the Articles of Incorporation to increase the total number of authorized shares to 10,000,000 shares of Preferred Stock and 25,000,000 shares of Common Stock. At the meeting, stockholders elected the following individuals as Directors:

                                                        Shares Voting
                                          ------------------------------------------
                                                                      Withheld
                   Director                        For                Authority
     ---------------------------------    -------------------   --------------------
     R. Douglas Leonhard.............           7,142,215             103,591
     Murray Shaw.....................           7,142,215             103,852
     Ted P. Stokely..................           7,142,786             103,281
     Martin L. White.................           7,144,039             102,028
     Edward G. Zampa.................           7,143,996             102,071

Also at the meeting, stockholders approved the following proposals:

                                                  Votes             Votes              Votes
                                                   For             Against           Abstaining
                                                -----------     --------------     --------------
Director Stock Option Plan..................     6,405,573          250,429              12,538

2000 Stock Option Plan......................     6,446,564          206,534             114,926

Amendment to the Articles of
  Incorporation.............................     6,042,479          626,547              98,996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

Exhibit
Number                                Description
------         -----------------------------------------------------------------

  3.0 Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000.

  3.1 Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preference, Limitations, Restrictions and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000.

 27.0          Financial Data Schedule, filed herewith.

(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated September 27, 2000, was filed October 12, 2000, with respect to ITEM 2. "ACQUISITION AND DISPOSITION OF ASSETS," and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the acquisition of Countryside Commercial and Professional Center and five apartments, two office buildings and five parcels of land.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRANSCONTINENTAL REALTY
                                           INVESTORS, INC.



Date:    November 13, 2000              By: /s/ Karl L. Blaha
      --------------------------            --------------------------------
                                            Karl L. Blaha
                                            President

Date:    November 13, 2000              By: /s/ Mark W. Branigan
      --------------------------            --------------------------------
                                            Mark W. Branigan
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Quarter ended September 30, 2000



Exhibit                                                                 Page
Number                        Description                              Number
------    --------------------------------------------------           ------

  3.0     Certificate of Amendment of Articles of Incorporation          25
          of Transcontinental Realty Investors, Inc., dated
          October 10, 2000.

  3.1     Certificate of Designation of Transcontinental Realty          26
          Investors, Inc. setting forth the Voting Powers,
          Designations, Preference, Limitations, Restrictions and Relative Rights of Series B Cumulative
          Convertible Preferred Stock, dated October 23, 2000.

 27.0     Financial Data Schedule                                        36