Form 10-K405
period 2000-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2001-03-29
CIK 733590

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 2000

                         Commission File Number 1-9240

                               ----------------

                    Transcontinental Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                               94-6565852
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

        1800 Valley View Lane,                           75234
       Suite 300, Dallas, Texas
                                                     (Zip Code)
    (Address of Principal Executive
               Offices)

                                (469) 522-4200
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
     Common Stock, $.01 par value                    registered
                                               New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 2, 2001, the Registrant had 8,636,354 shares of Common Stock outstanding. Of the total shares outstanding 3,401,903 were held by other than those who may be deemed to be affiliates, for an aggregate value of $40,822,836 based on the last trade as reported on the New York Stock Exchange on March 2, 2001. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                          Commission File No. 1-14784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          ----
                                     PART I
 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................    5

 Item 3.  Legal Proceedings.............................................   16

 Item 4.  Submission of Matters to a Vote of Security Holders...........   17
                                    PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   17

 Item 6.  Selected Financial Data.......................................   19

          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   20

          Quantitative and Qualitative Disclosures Regarding Market
 Item 7A. Risk..........................................................   25

 Item 8.  Financial Statements and Supplementary Data...................   26

          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   62
                                    PART III
 Item 10. Directors, Executive Officers and Advisor of the Registrant...   62

 Item 11. Executive Compensation........................................   67

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   69

 Item 13. Certain Relationships and Related Transactions................   70
                                    PART IV
          Exhibits, Consolidated Financial Statements, Schedules and
 Item 14. Reports on Form 8-K...........................................   71

 Signature Page..........................................................  73

                                    PART I

ITEM 1. BUSINESS

  Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is the successor to a California business trust, which was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET"), a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share.

  Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Under the Code, TCI can not re-qualify for REIT tax status for at least five years.

  TCI's real estate at December 31, 2000, consisted of 140 properties held for investment, three partnership properties and four properties held for sale which were primarily obtained through foreclosure. In 2000, TCI purchased 18 properties held for investment. TCI's mortgage notes receivable portfolio at December 31, 2000, consisted of six mortgage loans. In addition, TCI has an interest in a partnership which holds a wraparound mortgage note receivable. TCI's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

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

  Management does not expect that TCI will seek to fund or acquire new mortgage loans in 2001. However, TCI may originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management intends to service and hold for investment the mortgage notes in TCI's portfolio. However, TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI's rights vigorously with respect to mortgage notes that are in default. TCI's Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

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

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust, which owns BCM and in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  BCM has been providing advisory services to TCI since March 28, 1989. Renewal of BCM's advisory agreement was approved by the Board of Directors on August 18, 2000. BCM also serves as advisor to Income Opportunity Realty Investors, Inc. ("IORI") and American Realty Investors, Inc. ("ARI"). The Directors of TCI are also directors of IORI. Karl L. Blaha, President of TCI, also serves as President of ARI, IORI, and BCM and the officers of TCI also serve as officers of ARI, IORI, and BCM. As of March 2, 2001, TCI owned approximately 22.8% of IORI's outstanding shares of common stock and ARI owned approximately 24.7% and BCM owned approximately 13.5% of the outstanding shares of TCI's Common Stock.

  Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), which is a company not affiliated with Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of 52 of TCI's commercial properties and the two commercial properties owned by real estate partnerships in which TCI and IORI are partners to Regis Realty, Inc. ("Regis"), a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis also is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel Corporation, a related party, manages TCI's four hotels. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

  TCI has no employees. Employees of BCM render services to TCI.

Competition

  The real estate business is highly competitive and TCI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than those of TCI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of TCI's properties also are competitive factors.

  To the extent that TCI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which TCI's properties are located, as well as by aggressive buyers attempting to penetrate or dominate a particular market.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers and Directors of TCI also serve as officers or directors of certain other entities, also advised by BCM, and which have business objectives similar to those of TCI. TCI's Directors, officers and advisor owe fiduciary duties to such other entities as well as to TCI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

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

ITEM 2. PROPERTIES

  TCI's principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for TCI's present operations.

  Details of TCI's real estate and mortgage notes receivable portfolios at December 31, 2000, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning TCI's real estate and mortgage notes receivable portfolios.

  TCI's real estate portfolio consists of properties held for investment, properties held for sale, which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable and investments in partnerships. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning TCI's real estate and further summary information with respect to its properties held for investment, properties held for sale and its investment in partnerships.

  At December 31, 2000, none of TCI's properties, mortgage notes receivable or investment in partnerships exceeded 10% of total assets. At December 31, 2000, 88% of TCI's assets consisted of properties held for investment, less than 1% consisted of properties held for sale, 1% consisted of mortgage notes and interest receivable and less than 1% consisted of investments in partnerships. The remaining 10% of TCI's assets were invested in cash, cash equivalents, marketable equity securities and other assets. The percentage of TCI's assets invested in any one category is subject to change and no assurance can be given that the composition of TCI's assets in the future will approximate the percentages listed above.

  TCI's real estate is geographically diverse. At December 31, 2000, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 2000, TCI held mortgage notes receivable secured by apartments and commercial properties in the Southwest and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

Geographic Regions

  TCI has divided the continental United States into the following geographic regions.

  Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island
 and Vermont, and the District of Columbia. TCI owns a commercial property in this region.

     Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. TCI owns
           7 apartments and 20 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. TCI owns 45 apartments and 22 commercial properties in this region.

   Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South
   Dakota, West Virginia and Wisconsin. TCI owns 4 apartments, 4 commercial properties and 3 hotels in this region.

  Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. TCI owns an apartment and 3 commercial properties in this region.

  Pacific region comprised of the states of California, Oregon and Washington. TCI owns 4 apartments, a hotel and 6 commercial properties in this region.

     Excluded from the above are 23 parcels of unimproved land, as described below.


Real Estate

  At December 31, 2000, approximately 90% of TCI's assets were invested in real estate. TCI invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. TCI's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

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

  TCI typically invests in developed real estate. However, TCI has recently invested in apartment development and construction. To the extent that TCI continues to invest in development and construction projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects. At December 31, 2000, TCI had under construction a 29,000 sq. ft. aircraft hanger in Addison, Texas.

  In the opinion of management, the properties owned by TCI are adequately covered by insurance.

  The following table sets forth the percentages, by property type and geographic region, of TCI's real estate (other than four hotels in the Pacific and Midwest regions and 23 parcels of unimproved land, as described below) at December 31, 2000.

                                                                      Commercial
   Region                                                  Apartments Properties
   ------                                                  ---------- ----------
   Pacific................................................      3%         4%
   Midwest................................................      8         10
   Northeast..............................................    --           1
   Southwest..............................................     76         48
   Southeast..............................................     13         31
   Mountain...............................................    --           6
                                                              ---        ---
                                                              100%       100%
                                                              ===        ===

  The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI's investment in each region. TCI owns 23 parcels of unimproved land, 2 parcels of 4.79 acres and 4.66 acres in the Southeast region and 21 parcels of .67 acres, .68 acres, 14.39 acres, 2.89 acres, 2.14 acres, 4.7 acres, 6.8 acres,
22.99 acres, 36.4 acres, 36.38 acres, 97.97 acres, 55.8 acres, 160.38 acres,
97.0 acres, 101.94 acres, 16.16 acres, 128 acres, 17.07 acres, 9.96 acres,
108.9 acres and 18,000 sq. ft. in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of TCI's real estate portfolio.

  A summary of activity in TCI's owned real estate portfolio during 2000 is as follows:

   Owned properties at January 1, 2000..................................... 144
   Properties purchased....................................................  18
   Property obtained through foreclosure...................................   1
   Property under construction.............................................   1
   Properties sold......................................................... (20)
                                                                            ---
   Owned properties at December 31, 2000................................... 144
                                                                            ===

  Properties Held for Investment. Set forth below are TCI's properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2000, 1999 and 1998 for apartments and commercial properties and average occupancy during 2000, 1999 and 1998 for hotels:

                                                                             Rent Per
                                                                            Square Foot        Occupancy %
                                                     Units/           ----------------------- --------------
Property                      Location           Square Footage        2000    1999    1998   2000 1999 1998
--------                  ----------------- ------------------------- ------- ------- ------- ---- ---- ----
Apartments
4242 Cedar Springs......  Dallas, TX          76 Units/60,600 Sq. Ft. $   .87 $   .84 $   .82  92   99   99
4400....................  Midland, TX         92 Units/94,472 Sq. Ft.     .49     .49     .49  91   85   98
Apple Lane..............  Lawrence, KS        75 Units/30,000 Sq. Ft.    1.00       *       *  97    *    *
Arbor Point.............  Odessa, TX        195 Units/178,920 Sq. Ft.     .39     .37     .42  95   95   78
Ashton Way..............  Midland, TX       178 Units/138,964 Sq. Ft.     .41     .41     .41  95   78   93
Autumn Chase............  Midland, TX         64 Units/58,652 Sq. Ft.     .52       *       *  97    *    *
Bent Tree...............  Addison, TX       204 Units/196,300 Sq. Ft.     .72     .71     .70  95   93   93
Camelot.................  Largo, FL         120 Units/141,024 Sq. Ft.     .54     .53     .51  99   92  100
Carseka.................  Los Angeles, CA     54 Units/37,068 Sq. Ft.    1.28    1.12    1.01  96   98   97
Cliffs of Eldorado......  McKinney, TX      208 Units/182,288 Sq. Ft.     .84     .84     .92  95   91   80
Country Crossing........  Tampa, FL         227 Units/199,952 Sq. Ft.     .58     .56     .54  94   95   91
Coventry................  Midland, TX       120 Units/105,608 Sq. Ft.     .42     .42     .42  98   78   91
El Chapparal............  San Antonio, TX   190 Units/174,220 Sq. Ft.     .69     .67     .66  93   99   91
Fairway View Estates....  El Paso, TX       264 Units/204,000 Sq. Ft.     .61     .57       *  83   76    *
Fairways................  Longview, TX      152 Units/134,176 Sq. Ft.     .53     .53     .53  95   78   83
Fontenelle Hills........  Bellevue, NE      338 Units/380,198 Sq. Ft.     .65     .63     .60  96   57   99
Forest Ridge............  Denton, TX          56 Units/65,480 Sq. Ft.     .64     .64     .62  95   98   88
Fountain Lake...........  Texas City, TX    166 Units/161,220 Sq. Ft.     .56     .55     .55  86   85   88
Fountains of Waterford..  Midland, TX       172 Units/129,200 Sq. Ft.     .53     .53     .35  88   52    2
Gladstell Forest........  Conroe, TX        168 Units/121,536 Sq. Ft.     .72     .72     .70  90   90   97
Glenwood................  Addison, TX       168 Units/134,432 Sq. Ft.     .80     .78     .74  98   85   96
Grove Park..............  Plano, TX         188 Units/143,556 Sq. Ft.     .81     .77     .72  95   95   97
Harper's Ferry..........  Lafayette, LA     122 Units/112,500 Sq. Ft.     .58     .57     .55  94   75   95
Heritage................  Tulsa, OK          136 Units/92,464 Sq. Ft.     .72     .71     .69  92   89   94
Heritage on the River...  Jacksonville, FL  301 Units/289,490 Sq. Ft.     .63     .63     .62  98   92   95
Hunters Glen............  Midland, TX       212 Units/174,180 Sq. Ft.     .37     .37     .37  91   86   90
In the Pines............  Gainesville, FL   242 Units/294,860 Sq. Ft.     .54     .52     .51  97   98   97
Limestone Canyon........  Austin, TX        260 Units/216,000 Sq. Ft.    1.00     .97       *  96   83    *
Madison at Bear Creek...  Houston, TX       180 Units/138,448 Sq. Ft.     .68     .66     .63  92   91   96
McCallum Crossing.......  Dallas, TX        322 Units/172,796 Sq. Ft.     .97     .96     .93  94   92   95
McCallum Glen...........  Dallas, TX        275 Units/159,850 Sq. Ft.     .93     .91     .89  93   92   95
Mountain Plaza..........  El Paso, TX       188 Units/220,710 Sq. Ft.     .49     .48     .47  94   94   92
Oak Park IV.............  Clute, TX          108 Units/78,708 Sq. Ft.     .52     .51     .50  88   84   90
Oak Run.................  Pasadena, TX      160 Units/128,016 Sq. Ft.     .76     .74     .72  97   89   91
Paramount Terrace.......  Amarillo, TX      181 Units/123,840 Sq. Ft.     .55       *       *  94    *    *
Park at Colonnade.......  San Antonio, TX   211 Units/188,000 Sq. Ft.     .59     .58     .56  91   86   95
Park Lane...............  Dallas, TX          97 Units/87,260 Sq. Ft.     .64     .62     .60  93   96   97
Plantation..............  Tulsa, OK         138 Units/103,500 Sq. Ft.     .56     .54       *  95   91    *
Primrose................  Bakersfield, CA   162 Units/144,836 Sq. Ft.     .56       *       *  93    *    *
Quail Creek.............  Lawrence, KS       95 Units/113,416 Sq. Ft.     .55       *       *  97    *    *
Quail Oaks..............  Balch Springs, TX  131 Units/72,848 Sq. Ft.     .77     .73     .68  97   96   96
Sandstone...............  Mesa, AZ          238 Units/363,079 Sq. Ft.     .90     .88     .33  91   93   94
Somerset................  Texas City, TX    200 Units/163,368 Sq. Ft.     .64     .63     .60  91   85   92
South Cochran...........  Los Angeles, CA     64 Units/43,100 Sq. Ft.    1.36    1.22    1.06  98   96   99
Southgate...............  Odessa, TX        180 Units/151,656 Sq. Ft.     .41     .41     .44  96   86   88
Southgreen..............  Bakersfield, CA     80 Units/66,000 Sq. Ft.     .77     .70     .57  95   92   95
Stone Oak...............  San Antonio, TX   252 Units/187,686 Sq. Ft.     .65     .63     .63  94   85   92
Summerfield.............  Orlando, FL       224 Units/204,116 Sq. Ft.     .70     .67     .66  95   86   91
Summerstone.............  Houston, TX       242 Units/188,734 Sq. Ft.     .68     .65     .63  93   96   96
Sunchase................  Odessa, TX        300 Units/223,048 Sq. Ft.     .43     .43     .44  95   87   92

                                                                            Rent Per
                                                                           Square Foot     Occupancy %
                                                       Units/           ----------------- --------------
Property                       Location            Square Footage       2000  1999  1998  2000 1999 1998
--------                 -------------------- ------------------------- ----- ----- ----- ---- ---- ----
Apartments (continued)
Sunset Lake............. Waukegan, IL         414 Units/302,640 Sq. Ft. $ .85 $ .83 $ .81  94   93   91
Terrace Hills........... El Paso, TX          310 Units/233,192 Sq. Ft.   .66   .63   .63  93   94   97
Timbers................. Tyler, TX            180 Units/101,666 Sq. Ft.   .55   .54   .54  98   93   87
Trails at Windfern...... Houston, TX          240 Units/173,376 Sq. Ft.   .71   .68   .64  97   96   96
Treehouse............... Irving, TX           160 Units/153,072 Sq. Ft.   .75   .71   .68  94   93   96
Westwood................ Odessa, TX             79 Units/49,001 Sq. Ft.   .43   .41   .45 100   91   99
Willow Creek............ El Paso, TX          112 Units/103,140 Sq. Ft.   .50   .49   .48  97   77   92
Willo-Wick Gardens...... Pensacola, FL        152 Units/153,360 Sq. Ft.   .56   .53   .52  89   80   87
Willow Wick............. North Augusta, SC     104 Units/94,128 Sq. Ft.   .56   .55   .52  91   96   99
Woodview................ Odessa, TX           232 Units/165,840 Sq. Ft.   .46   .45   .51  96   91   85
Office Buildings
1010 Common............. New Orleans, LA                494,579 Sq. Ft. 10.83 10.45  8.20  32   21   13
225 Baronne............. New Orleans, LA                416,834 Sq. Ft.  9.61  9.32  7.34  76   77   62
4135 Beltline Road...... Addison, TX                     90,000 Sq. Ft. 10.17 10.00     *  33    *    *
9033 Wilshire........... Los Angeles, CA                 44,253 Sq. Ft. 26.08     *     *  90    *    *
Ambulatory Surgery
 Center................. Sterling, VA                    33,832 Sq. Ft. 34.26     *     * 100    *    *
Amoco................... New Orleans, LA                378,244 Sq. Ft. 11.54 11.23 12.02  80   78   79
Atrium.................. Palm Beach, FL                  74,603 Sq. Ft. 11.55 11.31  8.86  84   96   99
Bay Plaza............... Tampa, FL                       75,780 Sq. Ft. 15.60 15.14 14.48  95   85   87
Bay Plaza II............ Tampa, FL                       78,882 Sq. Ft. 12.80     *     *  93    *    *
Bonita Plaza............ Bonita, CA                      47,777 Sq. Ft. 18.66 18.78 16.59  92   88   88
Brandeis................ Omaha, NE                      319,234 Sq. Ft. 15.87     *     * 100    *    *
Chesapeake Center....... San Diego, CA                   57,493 Sq. Ft. 11.21 12.33     * 100   88    *
Corporate Pointe........ Chantilly, VA                   65,918 Sq. Ft. 18.31 16.85 14.92 100  100  100
Countryside Retail
 Center................. Sterling, VA                   133,422 Sq. Ft. 18.02     *     *  89    *    *
Daley Plaza............. San Diego, CA                   62,425 Sq. Ft. 15.44 15.05 14.69  97  100   92
Durham Center........... Durham, NC                     207,171 Sq. Ft. 17.79 17.93 17.30  95   78   92
Eton Square............. Tulsa, OK                      222,654 Sq. Ft. 10.52  9.78     *  60   86    *
Forum................... Richmond, VA                    79,791 Sq. Ft. 15.65 15.34 14.82  84   88   81
Harmon.................. Sterling, VA                    72,062 Sq. Ft. 19.50     *     *  85    *    *
Hartford................ Dallas, TX                     174,513 Sq. Ft. 10.78 10.68  9.93  50   57   57
Institute Place......... Chicago, IL                    144,915 Sq. Ft. 14.99 14.47 14.73 100   95   95
Jefferson............... Washington, DC                  71,877 Sq. Ft. 31.94 30.94 30.83  89  100   94
Lexington Center........ Colorado Springs, CO            74,603 Sq. Ft. 12.26 11.71 10.93  54   97   80
Mimado.................. Sterling, VA                    35,127 Sq. Ft. 19.55     *     *  89    *    *
NASA.................... Clear Lake, TX                  78,159 Sq. Ft. 11.74 11.44 10.81  66   66   78
One Steeplechase........ Sterling, VA                   103,376 Sq. Ft. 16.64 16.26 15.74 100  100  100
Parkway North........... Dallas, TX                      71,041 Sq. Ft. 14.77  7.82 12.62  76   85   78
Plaza Towers............ St. Petersburg, FL             186,281 Sq. Ft. 14.54 14.03 13.33  95   95  100
Remington Tower......... Tulsa, OK                       90,009 Sq. Ft. 11.34 10.89     *  86   76    *
Savings of America...... Houston, TX                     68,634 Sq. Ft. 11.68 11.28  9.70  79   71   89
Valley Rim.............. San Diego, CA                   54,194 Sq. Ft. 15.33 15.35 15.81  93   90   88
Venture Center.......... Atlanta, GA                     38,272 Sq. Ft. 17.16 16.62 14.74 100  100   71
View Ridge.............. San Diego, CA                   25,062 Sq. Ft.  8.43  8.18  7.20 100   91   87
Waterstreet............. Boulder, CO                    106,257 Sq. Ft. 19.48 18.83 17.56  90   92   98
Westgrove Air Plaza..... Addison, TX                     78,326 Sq. Ft. 12.91 12.69 11.04  90   89   85
Windsor Plaza........... Windcrest, TX                   80,522 Sq. Ft. 13.70 13.43 12.85  63   62   49
Industrial Warehouses
5360 Tulane............. Atlanta, GA                     30,000 Sq. Ft.  2.60  2.55  2.45 100  100   65
5700 Tulane............. Atlanta, GA                     67,850 Sq. Ft.  2.83  2.63     *  77    9    *
Addison Hanger.......... Addison, TX                     23,650 Sq. Ft. 11.08 11.29     *  51   50    *
Addison Hanger II....... Addison, TX                     29,000 Sq. Ft.     *     *     *   *    *    *
Central Storage......... Dallas, TX                     216,035 Sq. Ft.  1.48  1.48  1.48 100  100  100
Encon................... Fort Worth, TX                 256,410 Sq. Ft.  2.00  2.00  2.00 100  100  100
Kelly................... Dallas, TX                     330,334 Sq. Ft.  3.85  3.74  2.90 100   98  100
McLeod.................. Orlando, FL                    110,914 Sq. Ft.  7.86  7.62  7.05  88   91   90
Ogden Industrial........ Ogden, UT                      107,112 Sq. Ft.  3.32  3.79  4.12  86  100   86

                                                                   Rent Per
                                                                 Square Foot       Occupancy %
                                                             -------------------- --------------
Property                       Location      Square Footage   2000   1999   1998  2000 1999 1998
--------                  ------------------ --------------- ------ ------ ------ ---- ---- ----
Industrial Warehouses
 (continued)
Plaza on Bachman Creek..  Dallas, TX          80,278 Sq. Ft. $11.13 $11.70 $10.66  79   65   69
Space Center............  San Antonio, TX    101,500 Sq. Ft.   3.09   2.97   2.96 100   83   65
Technology Trading......  Sterling, VA       197,659 Sq. Ft.   6.35   6.17   5.76  92   91   87
Texstar.................  Arlington, TX       97,846 Sq. Ft.   2.11   2.11   2.11 100  100  100
Tricon..................  Atlanta, GA        570,877 Sq. Ft.   3.75   3.21   3.59  91   96   98
Shopping Centers
Dunes Plaza.............  Michigan City, IN  223,869 Sq. Ft.   5.61   5.54   4.84  63   64   43
K-Mart..................  Cary, NC            92,033 Sq. Ft.   3.28   3.28   3.28 100  100  100
Parkway Center..........  Dallas, TX          28,374 Sq. Ft.  14.67  13.60  13.86 100  100   94
Promenade...............  Highland Ranch, CO 133,558 Sq. Ft.  10.57  10.34   9.75  73   93   99
Sadler Square...........  Amelia Island, FL   70,295 Sq. Ft.   7.15   6.99   6.90  95   96   95
Sheboygan...............  Sheboygan, WI       74,532 Sq. Ft.   1.99   1.99   1.99 100  100  100
Other
Signature Athletic
 Club...................  Dallas, TX          56,532 Sq. Ft.

                                                                                             Total Room Revenues
                                                                                                 Divided By
                                                       Average Room Rate     Occupancy %    Total Available Rooms
                                                    ----------------------- -------------- -----------------------
Property                     Location       Rooms    2000    1999    1998   2000 1999 1998  2000    1999    1998
--------                     --------       -----   ------- ------- ------- ---- ---- ---- ------- ------- -------
Hotels
Brompton................ Chicago, IL       52 Rooms $131.78 $115.12 $ 98.08  52   60   50  $ 69.10 $ 79.24 $ 67.93
City Suites............. Chicago, IL       45 Rooms  125.32  111.45  101.13  74   71   68    92.40   69.23   46.54
Majestic Inn............ San Francisco, CA 57 Rooms  170.08  162.58  148.96  79   79   71   133.65  128.76  112.54
Surf.................... Chicago, IL       55 Rooms  120.67  105.27   98.85  65   63   57    77.89   66.62   56.12

                                               Square
Property                     Location      Footage/Acres
--------                ------------------ --------------
Land
1013 Common............ New Orleans, LA    18,000 Sq. Ft.
Alamo Springs.......... Dallas, TX             .678 Acres
Dominion............... Dallas, TX            14.39 Acres
Eagle Crest............ Farmers Branch, TX    22.99 Acres
Folsom................. Dallas, TX            36.38 Acres
Lamar/Parmer........... Austin, TX            17.07 Acres
Las Colinas............ Las Colinas, TX         4.7 Acres
Lemmon Carlisle........ Dallas, TX             2.14 Acres
Limestone Canyon II.... Austin, TX             9.96 Acres
Manhattan.............. Farmers Branch, TX    108.9 Acres
McKinney 36............ Collin County, TX      36.4 Acres
Red Cross.............. Dallas, TX             2.89 Acres
Sandison............... Collin County, TX     97.97 Acres
Solco Allen............ Collin County, TX      55.8 Acres
Stacy Road............. Allen, TX            160.38 Acres
State Highway 121...... Collin County, TX    101.94 Acres
Watters Road........... Collin County, TX     97.00 Acres
West End............... Dallas, TX              6.8 Acres
Whisenant.............. Collin County, TX     16.16 Acres

--------
*  Property was either purchased or under construction in 1999 or 2000.

  Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

  In 2000, TCI purchased the following properties:

                                                                         Net
                                                               Purchase Cash    Debt   Interest   Maturity
Property                      Location      Units/Sq.Ft./Acres  Price   Paid  Incurred   Rate       Date
--------                 ------------------ ------------------ -------- ----- -------- --------   --------
                                                               (dollars in thousands)
Apartments
Apple Lane.............. Lawrence, KS               75 Units   $ 1,575  $ 595 $ 1,005    8.63%     05/07
Autumn Chase............ Midland, TX                64 Units     1,338    458     936    9.45(1)   04/05
Paramount Terrace....... Amarillo, TX              181 Units     3,250    561   2,865    9.38      09/01
Primrose................ Bakersfield, CA           162 Units     4,100  1,189   3,000    9.25(1)   03/07
Quail Creek............. Lawrence, KS               95 Units     3,250  1,088   2,254    7.44      07/03
Office Building
9033 Wilshire Blvd...... Los Angeles, CA      44,253 Sq. Ft.     9,225  2,536   6,861    8.07      08/09
Bay Plaza II............ Tampa, FL            78,882 Sq. Ft.     4,825  4,786     --      --         --
Brandeis................ Omaha, NE           319,234 Sq. Ft.    14,000  4,052   8,750     9.5      11/03
Countryside
 Portfolio(2)........... Sterling, VA        265,718 Sq. Ft.    44,940  4,825  36,297    7.75      12/02
Land
DF Fund................. Collin County, TX        79.5 Acres     2,545  1,047   1,545   10.00      03/01(3)
Folsom.................. Dallas, TX              36.38 Acres     1,750  1,738     --      --         --
Lamar/Parmer............ Austin, TX              17.07 Acres     1,500    517   1,030   10.00      12/00(4)
Limestone Canyon II..... Austin, TX               9.96 Acres       504    424     --      --         --
Manhattan............... Farmers Branch, TX      108.9 Acres    10,743  6,144   5,000   14.00      02/01(5)
Netzer.................. Collin County, TX          20 Acres       400    418     --      --         --

--------
(1) Variable interest rate.
(2) The Countryside Portfolio consisted of four commercial buildings: the 133,422 sq. ft. Countryside Retail Center, the 72,062 sq. ft. Harmon Office Building, the 35,127 sq. ft. Mimado Office Building and the 25,107 sq. ft. Ambulatory Surgical Center.
(3) The DF Fund land was sold in September 2000.
(4) The loan was paid off in March 2001.
(5) The loan was paid off in June 2000.

  In 2000, TCI sold the following properties:

                                                 Units/        Sales  Net Cash    Debt     Gain on
Property                     Location      Sq.Ft./Rooms/Acres  Price  Received Discharged   Sale
--------                 ----------------- ------------------ ------- -------- ----------  -------
                                                                    (dollars in thousands)
Apartments
Apple Creek............. Dallas, TX               216 Units   $ 4,300  $2,155    $1,723    $3,240
Ashley Crest............ Houston, TX              168 Units     3,950   1,102     2,812(1)    706
Country Bend............ Fort Worth, TX           166 Units     4,700   1,894     2,445     1,097
Crescent Place.......... Houston, TX              120 Units     3,485   1,034     2,151       793
Eagle Rock.............. Los Angeles, CA           99 Units     5,600   1,967     3,246     1,021
Fountain Village........ Tucson, AZ               410 Units    11,700   3,088     7,569     5,086
Hunters Bend............ San Antonio, TX           96 Units     1,683     418     1,127(1)    572
Parkwood Knoll.......... San Bernadino, CA        178 Units     9,100   3,007     5,491     2,967
Shadow Run.............. Pinellas Park, FL        276 Units    12,350   2,521     8,653     5,367
Villa Piedra............ Los Angeles, CA          132 Units     7,400   2,348     4,686     2,588
Villas at Countryside... Sterling, VA             102 Units     8,100   2,686     5,334(1)  1,520
Villas at Fairpark...... Los Angeles, CA           49 Units     3,435     792     2,386     1,188
Westgate of Laurel...... Laurel, MD               218 Units    11,290   2,599     7,525(1)  3,575
Woodbridge.............. Denver, CO               194 Units     6,856   3,328     2,845     3,796
Office Building
Brookfield Corporate
 Center................. Chantilly, VA       63,504 Sq. Ft.     4,850   1,729     2,838     1,455
Industrial Warehouse
Shady Trail............. Dallas, TX          42,900 Sq. Ft.       900     340       521       206
Hotel
Chateau Charles......... Lake Charles, LA         245 Rooms     1,000     928       --        633
Land
Allen(2)................ Allen, TX               5.49 Acres       370      86       281       184
McKinney(3)............. McKinney, TX             255 Acres     8,783   5,035     4,423     2,091
Watters/Hwy. 121(4)..... McKinney, TX           24.06 Acres     3,620   3,620       --      3,089

--------
(1) Debt assumed by purchaser.
(2) The Allen sale consisted of tracts of three land parcels: a 2.62 acre tract of the Stacy Road land parcel; a 2.23 acre tract of the Sandison land parcel; and, a .64 acre tract of the Whisenant land parcel.
(3) The McKinney sale included three land parcels: the 20 acre Netzer land parcel; the 79.54 acre DF Fund land parcel; and the 156.19 acre OPUBCO land parcel.
(4) The Watters/Highway 121 sale consisted of a six acre tract of the Watters land parcel and a 18.061 acre tract of the State Highway 121 land parcel.

  In 2000, TCI financed/refinanced the following properties:

                                                           Debt      Debt    Net Cash Interest   Maturity
Property                    Location      Units/Sq.Ft.   Incurred Discharged Received   Rate       Date
--------                 --------------- --------------- -------- ---------- -------- --------   --------
                                                            (dollars in thousands)
Apartments
Camelot................. Largo, FL             120 Units  $3,800    $  --     $3,100    8.85%(1)  12/05
Crescent Place.......... Houston, TX           120 Units   2,165     1,722       370    7.04(1)   03/30
Country Crossing........ Tampa, FL             227 Units   3,825     2,645       985    9.65(1)   06/03
Fontenelle Hills(2)..... Bellevue, NE          338 Units   2,010       --      1,967    8.51      06/10
Madison @ Bear Creek.... Houston, TX           180 Units   3,500     2,625       730    7.04(1)   03/30
Office Buildings
Bay Plaza II............ Tampa, FL        78,882 Sq. Ft.   3,600       --      3,400    8.44(1)   01/06
Jefferson............... Washington, DC   71,876 Sq. Ft.   9,875     8,955       557    9.50      07/25
Technology Trading...... Sterling, VA    197,659 Sq. Ft.   6,300     3,881     2,065    8.26(1)   05/05
Venture Center.......... Atlanta, GA      38,772 Sq. Ft.   2,700     1,113     1,592    8.75      03/10
Westgrove Air Plaza..... Addison, TX      78,326 Sq. Ft.   2,087     1,180       742    9.02(1)   01/05
Industrial Warehouses
5360 Tulane............. Atlanta, GA      67,850 Sq. Ft.     375       208       134    9.65(1)   04/03
Kelly................... Dallas, TX      330,406 Sq. Ft.   5,000     2,173     2,628    9.50(1)   10/03
Space Center............ San Antonio, TX 101,500 Sq. Ft.   1,125       691       402    9.65(1)   04/03

--------
(1) Variable interest rate.
(2) Second lien financing.

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

  Partnership Properties. Set forth below are the properties owned by partnerships which TCI accounts for using the equity method and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 2000, 1999 and 1998:

                                                                          Rent Per
                                                                        Square Foot       Occupancy %
                                                                    -------------------- --------------
Property                      Location       Units/ Square Footage   2000   1999   1998  2000 1999 1998
--------                 ------------------ ----------------------- ------ ------ ------ ---- ---- ----
Apartment
Lincoln Court........... Dallas, TX         55 Units/40,063 Sq. Ft. $ 1.16 $ 1.14 $ 1.08  94   92   95
Office Building
Prospect Park #29....... Rancho Cordova, CA          40,807 Sq. Ft.  20.42  16.56  17.91 100  100  100
Shopping Center
Chelsea Square.......... Houston, TX                 70,275 Sq. Ft.   9.31   8.95   8.61  77   85   81

  TCI owns a noncontrolling combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

  TCI is a 30% general partner in Sacramento Nine ("SAC 9"), which owns the Prospect Park #29 Office Building. In 2000, TCI received $103,000 in operating distributions from SAC 9.

  TCI is a 63.7% limited partner and IORI is a 36.3% general partner in the Tri-City Limited Partnership ("Tri-City") which owns the Chelsea Square Shopping Center. In February 2000, the Chelsea Square Shopping Center was financed in the amount of $2.1 million. Tri-City received net cash of $2.0 million after the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001, and a variable rate thereafter, currently 10% per annum, requires monthly payments of principal and interest of $20,601 and matures in February 2005. TCI received a distribution of $1.3 million of the net financing proceeds. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions."

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

  Types of Properties Securing Mortgage Notes. The properties securing TCI's mortgage notes receivable portfolio at December 31, 2000, consisted of an apartment, six office buildings, a mobile home park and unimproved land. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

  At December 31, 2000, TCI's mortgage notes receivable portfolio included five mortgage loans with an aggregate principal balance of $6.2 million secured by income-producing real estate located in the Midwest and Southwest regions of the continental United States and one loan with a principal balance of $2.5 million secured by unimproved land. At December 31, 2000, 1% of TCI's assets were invested in notes and interest receivable.

  The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI's mortgage notes receivable at December 31, 2000. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of TCI's mortgage notes receivable portfolio.

                                                                Commercial
   Region                                            Apartments Properties Total
   ------                                            ---------- ---------- -----
   Southwest........................................     16%        82%      98%
   Midwest..........................................    --           2        2
                                                        ---        ---      ---
                                                         16%        84%     100%
                                                        ===        ===      ===

  A summary of the activity in TCI's mortgage notes receivable portfolio during 2000 is as follows:

   Mortgage notes receivable at January 1, 2000.............................   9
   Loans paid off...........................................................  (5)
   Loans funded.............................................................   4
   Loans foreclosed.........................................................  (2)
                                                                             ---
   Mortgage notes receivable at December 31, 2000...........................   6
                                                                             ===

  During 2000, $20.4 million was collected in full payment of five mortgage notes and $132,000 in principal payments were received on other mortgage notes. At December 31, 2000, less than 1% of TCI's assets were invested in mortgage notes secured by non-income producing real estate, comprised of a second lien mortgage note secured by unimproved land: 442 acres in Tarrant County, Texas, 1,130 acres in Denton County, Texas, and 26 acres in Collin County, Texas.

  First Mortgage Loans. TCI invests in first mortgage notes, with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. TCI may grant participating in first mortgage loans that it originates to other lenders.

  The following discussion briefly describes events that affected previously funded first mortgage loans during 2000.

  In February 2000, a mortgage loan acquired in the acquisition of Continental Mortgage and Equity Trust, with a principal balance of $28,000 was paid off including accrued but unpaid interest.

  In December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney and Collin County, Texas. The note receivable bore interest at 8.5% per annum, required a $1.0 million principal pay down in February 2000, required payment of all accrued interest in June 2000 and required payment of all principal and accrued interest at maturity in September 2000. The loan was repaid in accordance with the terms. The sale had originally been recorded under the cost recovery method. In conjunction with the loan payoff, TCI recognized a previously deferred gain on the sale of $4.8 million.

  Junior Mortgage Loans. TCI may invest in junior mortgage loans, which are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of TCI's assets. At December 31, 2000, less than 1% of TCI's assets were invested in junior and wraparound mortgage loans.

  The following discussion briefly describes the junior mortgage loans that TCI originated as well as events that affected previously funded junior mortgage loans during 2000.

  In August 1998, a mortgage note receivable with a principal balance of $2.0 million and a carrying value of $207,000 and secured by a second lien on a shut-down hotel in Lake Charles, Louisiana became delinquent. To protect its interest, TCI purchased the first lien mortgage for $149,000. Foreclosure proceedings were commenced and title to the property was received in February 2000. No loss was incurred on foreclosure, as the estimated fair market value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage notes receivable. In June 2000, the property was sold for an amount in excess of its carrying value.

  In December 2000, TCI funded a $2.5 million mortgage loan secured by a second lien on unimproved land: 442 acres in Tarrant County, Texas, 1,130 acres in Denton County, Texas, and 26 acres in Collin County, Texas. The note receivable bears interest at 18.0% per annum, requires monthly interest only payments of $37,500 and matures in June 2001.

  Also in December 2000, TCI funded a $3.0 million mortgage loan secured by a second lien on four office buildings in San Antonio, Texas. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $40,000 and matures in June 2001.

  Related Party. In June 2000, a $3.0 million loan was funded to Basic Capital Management, Inc. ("BCM"), TCI's advisor. The loan was secured by 108,802 shares of IORI Common Stock. IORI is also advised by BCM. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in August 2000.

  Also in June 2000, a $9.0 million loan was funded to American Realty Trust, Inc. ("ART"), an affiliate of BCM. The loan was secured by 409,934 shares of IORI Common Stock. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in October 2000.

  Partnership mortgage loans. TCI owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. TCI received distributions of $69,000 from NIA in 2000 and advanced $19,000 to the partnership.

ITEM 3. LEGAL PROCEEDINGS

Olive Litigation

  In February 1990, TCI, together with National Income Realty Trust, CMET and IORI three real estate entities which, at the time, had the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

  On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

  The Olive Amendment provided that TCI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

  In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. In January 2000, the Board engaged another management compensation consultant to perform the required evaluation again. The evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of this second consultant. Although several status conferences on this matter were held, there has been no court order resolving whether there was any breach of the Olive Amendment.

  In October 2000, plaintiffs' counsel asserted that the stock option agreement to purchase TCI shares, which was entered into by IORI in October 2000 with Gotham Partners, breached a provision of the Modification. As a result of this assertion, IORI assigned all of its rights to purchase the TCI shares under this stock option agreement to an affiliate of TCI, ARI.

  The Board believes that the provisions of the Settlement, Modification and the Olive Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling has been appealed by TCI and IORI.

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

   Quarter Ended                                               High       Low
   -------------                                             --------- ---------
   March 31, 2001 (through March 2, 2001)................... $12 35/64 $ 8 1/4

   March 31, 2000...........................................  13        10 13/16
   June 30, 2000............................................  13 1/2     2 7/8
   September 30, 2000.......................................  16        11 1/2
   December 31, 2000........................................  16         8 7/8

   March 31, 1999...........................................  16 3/8    11 5/8
   June 30, 1999............................................  12 1/2    11 3/8
   September 30, 1999.......................................  13 7/16   10 7/8
   December 31, 1999........................................  13 1/8    11 1/4

  As of March 2, 2001, the closing price of TCI's Common Stock as reported in the consolidated reporting system of the NYSE was $12.00 per share.

  As of March 2, 2001, TCI's Common Stock was held by 8,447 holders of record.

  TCI paid dividends in 2000 and 1999 as follows:

                                                                        Amount
   Date Declared                    Record Date        Payable Date    Per Share
   -------------                 ------------------ ------------------ ---------
   February 10, 2000............ March 15, 2000     March 31, 2000       $.18
   June 6, 2000................. June 15, 2000      June 30, 2000         .18
   September 8, 2000............ September 19, 2000 September 29, 2000    .18

   March 4, 1999................ March 15, 1999     March 31, 1999        .15
   June 2, 1999................. June 14, 1999      June 30, 1999         .15
   September 9, 1999............ September 20, 1999 October 5, 1999       .15
   November 22, 1999............ December 15, 1999  December 31, 1999     .15

  TCI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented ordinary income and 100% of the dividends paid in 1999 represented capital gains.

  In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI's Common Stock. In October 2000, the Board increased this authorization to 1,409,000 shares. Through December 31, 2000, a total of 409,765 shares had been repurchased at a cost of $3.3 million. No shares were repurchased in 2000.

ITEM 6. SELECTED FINANCIAL DATA

                                    For the Years Ended December 31,
                         ----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------  ----------  ----------  ----------  ----------
                                (dollars in thousands, except per share)
EARNINGS DATA
Rents................... $  139,357  $   82,039  $   69,829  $   54,462  $   45,405
Property expense........     78,061      44,497      38,282      32,424      28,491
                         ----------  ----------  ----------  ----------  ----------
Operating income........     61,296      37,542      31,547      22,038      16,914
Other income............      1,814         555         739       2,311       1,453
Other expense...........     83,878      48,395      38,320      33,154      28,008
Gain on sale of real
 estate.................     50,550      40,517      12,940      21,404       1,579
                         ----------  ----------  ----------  ----------  ----------
Net income (loss).......     29,782      30,219       6,906      12,599      (8,062)
Preferred dividend
 requirement............        (22)        (30)         (1)        --          --
                         ----------  ----------  ----------  ----------  ----------
Net income (loss)
 applicable to Common
 shares................. $   29,760  $   30,189  $    6,905  $   12,599  $   (8,062)
                         ==========  ==========  ==========  ==========  ==========
Basic and Diluted
 Earnings Per Share
Net income (loss)
 applicable to Common
 shares................. $     3.45  $     7.05  $     1.78  $     3.22  $    (2.02)
                         ==========  ==========  ==========  ==========  ==========
Dividends per Common
 share.................. $      .54  $      .60  $      .60  $      .28* $      .28
Weighted average Common
 shares outstanding.....  8,631,621   4,283,574   3,876,797   3,907,221   3,994,687
--------
*  Does not include a special dividend of $1.00 per share.

                                    For the Years Ended December 31,
                         ----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------  ----------  ----------  ----------  ----------
                                (dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for
 investment, net........ $  639,040  $  599,746  $  347,389  $  269,845  $  217,010
Real estate held for
 sale, net..............
  Foreclosed............      1,824       1,790       1,356       1,356         910
  Other.................        --          --          --        3,630       2,089
Notes and interest
 receivable, net........      8,172      11,530       1,493       3,947       8,606
Total assets............    731,885     714,195     382,203     319,135     244,971
Notes and interest
 payable................    501,734     503,406     282,688     222,029     158,692
Stockholders' equity....    200,560     179,112      91,132      86,133      78,959
Book value per share.... $    23.22  $    20.76  $    23.35  $    22.15  $    20.11

  TCI purchased 18 properties in 2000, for a total of $103.9 million, 10 properties for a total of $51.2 million and obtained an additional 64 properties through merger with CMET in 1999, purchased 22 properties in 1998 for a total of $91.0 million, 15 properties in 1997 for a total of $60.0 million and six properties in 1996 for a total of $7.7 million. TCI sold 20 properties in 2000, for a total of $113.5 million, 11 properties in 1999 for a total of $117.4 million, five properties in 1998 for a total of $31.8 million, five properties in 1997 for a total $29.1 million and five properties in 1996 for a total of $8.9 million. See ITEM 2. "PROPERTIES--Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  TCI invests in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. TCI is the successor to a California business trust organized on September 6, 1983, which commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of CMET, a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. TCI accounted for the merger as a purchase.

  Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT.

Liquidity and Capital Resources

  Cash and cash equivalents at December 31, 2000, totaled $22.3 million compared with $41.3 million at December 31, 1999. The principal reasons for the decrease in cash are discussed in the paragraphs below.

  TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management anticipates that TCI's cash at December 31, 2000, and cash that will be generated in 2001 from property operations, will not be sufficient to meet all of TCI's cash requirements. Management intends to selectively sell income producing real estate, refinance real estate and additional borrowings against real estate to meet its cash requirements.

  Net cash used in operations was $1.1 million in 2000 compared to $4.1 million provided by operations in 1999. The primary factors contributing to TCI's use of cash in its operations are discussed in the following paragraphs.

  Cash flow from property operations (rents collected less payments for property operating expenses) increased to $56.7 million in 2000 from $37.2 million in 1999. An increase of $4.3 million was due to the purchase of 15 income producing properties in 2000 and seven income producing properties in 1999, an increase of $24.5 million was due to the properties obtained in the acquisition of CMET and an increase of $1.9 million was due to increased apartment and commercial property occupancy and rental rates, and control of operating expenses. These increases were partially offset by a decrease of $6.8 million due to the sale of 18 income producing properties in 2000 and 1999 and a decrease of $4.3 million from the hotel operations. Management believes that this trend of increased cash flow from property operations will continue as a result of increased rental rates in both apartments and commercial properties and increased commercial property occupancy.

  Interest collected increased to $1.0 million in 2000 from $449,000 in 1999. This increase was due to loans funded in 2000. Interest collected is expected to decrease in 2001 due to a lower notes receivable balance.

  Interest paid increased to $45.1 million in 2000 from $25.5 million in 1999. An increase of $5.4 million was due to 37 properties being purchased on a leveraged basis in 2000 and 1999 and refinancings and financings of unencumbered properties during 2000 and 1999. An additional increase of $17.5 million was due to the acquisition of CMET. These increases were partially offset by a decrease of $3.3 million due to properties sold in 2000 and 1999. Interest paid will continue to increase if additional properties are purchased on a leveraged basis.

  Advisory and net income fees paid to affiliate increased to $10.5 million in 2000 from $4.0 million in 1999. The increase is due to the increase in assets from the merger with CMET and accrued net income fees in 1999 and paid in 2000. Advisory fees are expected to increase as additional properties are purchased.

  General and administrative expenses paid increased to $7.9 million in 2000 from $3.5 million in 1999. This increase was due to increased legal fees, insurance and taxes.

  Distributions were received from equity investees operating cash flow of $172,000 in 2000 and $331,000 in 1999. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  Management expects that funds from existing cash resources, selective sales of income producing properties, refinancing of real estate, and additional borrowings against real estate will be sufficient to meet TCI's cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that TCI's liquidity permits or financing sources are available, management intends to make new real estate investments.

  In 2000, TCI received cash of $20.4 million from the collection of four mortgage notes receivable, $131,000 in mortgage receivable principal payments, net cash of $63.0 million from new mortgage borrowings and refinancings and an additional $80.0 million from property sales. In 2000, $32.5 million in cash was expended on property purchases and a total of $107.5 million in principal payments on mortgage debt.

  Scheduled principal payments on notes payable of $109.8 million are due in 2001. For those mortgages that mature in 2001, management intends to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis. Management also intends to sell income producing properties to retire mortgage debt as it becomes due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

  In the first quarter of 2001, TCI entered into a joint venture to invest in the construction and part ownership of a 165 room hotel in Wroclaw, Poland. TCI plans to invest 4.0 million Euro dollars ($3.7 million) in the joint venture for a 66.7% interest. In the first quarter of 2001, TCI also sold a
1.82 acre tract of the McKinney 36 land parcel, the 136 unit Heritage Apartments, a 35,935 sq. ft. warehouse that is included in the Kelly portfolio, the 56 unit Forest Ridge Apartments and the 211 unit Park at Colonnade Apartments. TCI received net cash of $2.5 million from the sales. See NOTE 21. "SUBSEQUENT EVENTS."

  TCI paid dividends to its Common stockholders totaling $4.7 million or $.54 per share in 2000 and $3.0 million or $.60 per share in 1999.

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

Results of Operations

  2000 Compared to 1999. TCI had net income of $29.8 million in 2000, as compared to $30.2 million in 1999. Net income for 2000 included gains on the sale of real estate of $50.6 million. Net income for 1999 included gains on the sale of real estate of $40.5 million. Fluctuations in the components of revenue and expense between 2000 and 1999 are discussed below.

  Rents increased to $139.4 million in 2000 from $82.0 million in 1999. Of the increase, $2.5 million was due to the completion of the Limestone Canyon Apartments in December 1999; $8.5 million was due to properties purchased or obtained through foreclosure in 2000 and 1999; $57.4 million was due to the properties obtained in the acquisition of CMET and the remaining $2.1 million was primarily due to increased apartment and commercial property occupancy and rental rates. These increases were partially offset by a decrease of $10.6 million due to properties sold in 2000 and 1999, and a decrease of $2.5 million from the four hotels.

  Property operating expenses increased to $78.1 million in 2000 from $44.5 million in 1999. Of the increase, $4.3 million was due to properties purchased in 2000 and 1999 and $32.8 million was due to the properties obtained in the acquisition of CMET. These increases were partially offset by a decrease of $3.8 million due to properties sold in 2000 and 1999.

  Rents are expected to remain constant or increase in 2001 due to anticipated increases in apartment rental rates, increased commercial property occupancy and a full year of operations of the properties acquired during 2000 being offset by properties sold in 2001. See NOTE 21. "SUBSEQUENT EVENTS."

  Interest and other income increased to $2.4 million in 2000 from $453,000 in 1999. The increase in interest income was due to the funding of notes receivable in 2000. Interest income in 2001 is expected to decrease due to the collection of five mortgage notes in 2000. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

  Interest expense increased to $48.0 million in 2000 from $27.7 million in 1999. Of this increase, $4.5 million was due to properties purchased in 2000 and 1999, $17.5 million was due to the properties obtained in the acquisition of CMET and $843,000 was due to property financings and refinancings during 2000 and 1999. These increases were partially offset by a decrease of $3.3 million due to properties sold and mortgages paid off in 2000 and 1999. Interest expense is expected to remain constant or decrease in 2001 due to anticipated increases from property refinancings being offset by reductions from property sales.

  Depreciation expense increased to $19.7 million in 2000 from $11.7 million in 1999. Of the increase, $1.6 million was due to properties purchased in 2000 and 1999, $7.4 million was due to properties obtained in the acquisition of CMET and the remainder from property additions and tenant improvements. These increases were partially offset by a decrease of $1.7 million due to properties sold in 2000 and 1999. Depreciation expense is expected to remain constant or decrease in 2001 due to reductions in depreciation from properties sold, being offset by depreciation from properties acquired in 2001.

  Advisory and net income fees increased to $7.7 million in 2000 from $5.7 million in 1999. The increase was due to an increase in the advisory fee from an increase in gross assets, the basis for the fee. The increase in gross assets was due in part to the assets obtained in the acquisition of CMET. Net income fees of $2.4 million in 2000 approximated $2.5 million in 1999. See
NOTE 13. "ADVISORY AGREEMENT."

  General and administrative expenses increased to $8.5 million in 2000 from $3.3 million in 1999. The increase was primarily due to legal fees incurred on litigation related matters, taxes and an increase in advisor cost reimbursements. General and administrative expenses are expected to approximate 2000 in 2001.

  Equity losses from investees were $556,000 in 2000 compared to income of $102,000 in 1999. The decrease was primarily due to increased operating expenses of IORI, an equity investee. Equity income is expected to increase in 2001, as IORI sells assets. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 2000, gains on sale of real estate totaling $50.6 million were realized; $572,000 on the sale of Hunters Bend Apartments, a $4.8 million previously deferred gain on the sale of McKinney land, TCI's share of gains recognized by an equity affiliate of $4.6 million, $3.6 million on the sale of Westgate of Laurel Apartments, $3.2 million on the sale of Apple Creek Apartments, $1.2 million on the sale of Villas at Fair Park Apartments, $633,000 on the sale of Chateau Charles Hotel, $1.5 million on the sale of Brookfield Warehouses, $1.5 million on the sale of Villas at Countryside Apartments, $706,000 on the sale of Ashley Crest Apartments, $206,000 on the sale of Shady Trail Warehouse, $1.0 million on the sale of Eagle Rock Apartments, $184,000 on the sale of a portion of the Allen land parcel, $3.8 million on the sale of Woodbridge Apartments, $2.1 million on the sale of the McKinney land, $3.1 million on the sale of a portion of the Watters Road/Highway 121 land parcel, $5.4 million on the sale of Shadow Run Apartments, $3.0 million on the sale of Parkwood Knoll Apartments, $2.6 million on the sale of Villa Piedra Apartments, $1.1 million on the sale of Country Bend Apartments, $5.1 million on the sale of Fountain Village Apartments, and $793,000 on the sale of Crescent Place Apartments. See
NOTE 3. "REAL ESTATE."

  In 1999, gains on sale of real estate totaling $40.5 million were realized; $1.9 million on the sale of Mariner's Pointe Apartments, $8.3 million on the sale of 74 New Montgomery Office Building, $675,000 on the sale of Republic land, $5.2 million on the sale of Parke Long Industrial Warehouse, $153,000 on the sale of a portion of the Moss Creek land parcel, $5.3 million on the sale of Corporate Center Industrial Warehouse, $747,000 on the sale of Laws land, $4.4 million on the sale of Sullyfield Industrial Warehouse, $5.6 million on the sale of Spa Cove Apartments, $4.7 million on the sale of Woods Edge Apartments and $3.6 million, TCI's share of the gains realized by three equity investees on the sale of two shopping centers and two office buildings. See
NOTE 3. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  1999 Compared to 1998. TCI had net income of $30.2 million in 1999, as compared to $6.9 million in 1998. Net income for 1999 included gains on the sale of real estate of $40.5 million. Net income for 1998 included gains on the sale of real estate of $12.9 million. Fluctuations in the components of revenue and expense between 1999 and 1998 are discussed below.

  Rents increased to $82.0 million in 1999 from $69.8 million in 1998. An increase of $8.2 million was due to properties purchased or obtained through foreclosure in 1998 and 1999; $5.5 million was due to the properties obtained in the acquisition of CMET and the remaining $3.8 million was due to increased apartment and commercial property occupancy and rental rates. These increases were partially offset by a decrease of $5.1 million due to properties sold in 1998 and 1999.

  Property operating expenses increased to $44.5 million in 1999 from $38.3 million in 1998. Of the increase, $5.1 million was due to properties purchased in 1998 and 1999 and $4.1 million was due to the properties obtained in the acquisition of CMET. This increase was partially offset by a decrease of $2.8 million due to properties sold in 1998 and 1999.

  Interest and other income decreased to $453,000 in 1999 from $807,000 in 1998. The decrease in interest income was due to eight mortgage notes receivable being collected in 1998 and 1999 and the foreclosure of the collateral property securing a note in 1998.

  Interest expense increased to $27.7 million in 1999 from $22.8 million in 1998. Of this increase, $3.9 million was due to properties purchased in 1999 and 1998, $2.1 million was due to the properties obtained in the acquisition of CMET and $333,000 was due to property financings and refinancings during 1999 and 1998. These increases were partially offset by a decrease of $1.5 million due to properties sold and mortgages paid off in 1999 and 1998.

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

  Advisory and net income fees increased to $5.7 million in 1999 from $2.5 million in 1998. The increase was due to an increase in the net income fee in 1999 due to an increase in net income and an increase in the advisory fee due to an increase in gross assets, the basis for the fee. See NOTE 13. "ADVISORY AGREEMENT."

  General and administrative expenses increased to $3.3 million in 1999 from $2.3 million in 1998. The increase was primarily due to legal fees incurred on litigation related to damage to an office building prior to its sale and an increase in advisory cost reimbursements. See NOTE 2. "ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST".

  Equity in income of investees increased to $102,000 in 1999 from a loss of $68,000 in 1998. The increase was primarily due to increased operating expenses of IORI, an equity investee. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

  In 1999, gains on sale of real estate totaling $40.5 million were realized, $1.9 million on the sale of Mariner's Pointe Apartments, $8.3 million on the sale of 74 New Montgomery Office Building, $675,000 on the sale of Republic land, $5.2 million on the sale of Parke Long Industrial Warehouse, $153,000 on the sale of a portion of the Moss Creek land, $5.3 million on the sale of Corporate Center Industrial Warehouse, $747,000 on the sale of Laws land, $4.4 million on the sale of Sullyfield Industrial Warehouse, $5.6 million on the sale of Spa Cove Apartments, $4.7 million on the sale of Woods Edge Apartments and $3.6 million, TCI's share of the gains realized by three equity investees on the sale of two shopping centers and two office buildings. See NOTE 3. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

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

Tax Matters

  For the years 1999 and 1998, TCI elected and in the opinion of management, qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. During the third quarter of 2000, due to a concentration in ownership, TCI no longer met the requirements for tax treatment as a REIT under the Code. Under the Code, TCI is prohibited from re-qualifying for REIT tax status for at least five years.

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

  The following table contains only those exposures that existed at December 31, 2000. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Trading Instruments-
 Equity Price Risk
 Marketable securities
 at market value........                                                          $ 10,177
Non-trading Instruments-
 Equity Price Risk
Notes receivable
  Variable interest
   rate-fair value......                                                          $  1,173
                           2001     2002     2003     2004     2005    Thereafter  Total
                          -------  -------  -------  -------  -------  ---------- --------
  Instrument's
   maturities...........  $   --   $   --   $   --   $ 1,369  $   --    $    --   $  1,369
  Instrument's
   amortization.........      --       --       --       --       --         --        --
   Interest.............      130      130      130       65      --         --        455
   Average rate.........      9.5%     9.5%     9.5%     9.5%     --           %       --
Fixed interest rate-fair
 value..................                                                          $  7,491
                           2001     2002     2003     2004     2005    Thereafter  Total
                          -------  -------  -------  -------  -------  ---------- --------
  Instrument's
   maturities...........  $ 6,730  $   148  $   --   $   --   $   --    $    --   $  6,878
  Instrument's
   amortization.........       61       49       45       50       54        162       421
   Interest.............      622       41       30       25       21         22       761
   Average rate.........     15.9%     8.5%    10.4%    10.4%    10.4%      10.4%
Liabilities
Non-trading Instruments-
 Equity Price Risk
Notes payable                                                                     $132,621
  Variable interest
   rate-fair value
                           2001     2002     2003     2004     2005    Thereafter  Total
                          -------  -------  -------  -------  -------  ---------- --------
  Instrument's
   maturities...........  $48,636  $ 5,611  $20,145  $11,885  $27,806   $  9,660  $123,743
  Instrument's
   amortization.........      991      745      663      672      501      5,579     9,151
   Interest.............   10,221    7,474    6,120    4,917    3,090     14,557    46,379
   Average rate.........      9.4%     9.3%     9.3%     9.4%     9.3%       8.6%
Fixed interest rate-fair
 value                                                                            $351,824
                           2001     2002     2003     2004     2005    Thereafter  Total
                          -------  -------  -------  -------  -------  ---------- --------
  Instrument's
   maturities...........  $54,531  $33,570  $19,679  $51,442  $12,296   $144,979  $316,497
  Instrument's
   amortization.........    5,611    4,805    4,228    5,419    4,593     24,867    49,523
   Interest.............   27,393   23,634   19,207   17,843   13,927     50,404   152,408
   Average rate.........      8.4%     8.2%     8.2%     8.1%     8.0%       8.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   27
Consolidated Balance Sheets--December 31, 2000 and 1999..................   28
Consolidated Statements of Operations--Years Ended December 31, 2000,
 1999 and 1998...........................................................   29
Consolidated Statements of Stockholders' Equity--Years Ended December 31,
 2000, 1999 and 1998.....................................................   30
Consolidated Statements of Cash Flows--Years Ended December 31, 2000,
 1999 and 1998...........................................................   31
Notes to Consolidated Financial Statements...............................   33
Schedule III--Real Estate and Accumulated Depreciation...................   53
Schedule IV--Mortgage Loans on Real Estate...............................   60

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Transcontinental Realty Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  As described in Note 20, Transcontinental Realty Investors, Inc.'s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Dallas, Texas
March 20, 2001

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                                (dollars in
                                                             thousands, except
                                                                per share)
                          Assets
Real estate held for investment............................  $727,227  $684,732
Less--accumulated depreciation.............................   (88,187)  (84,986)
                                                             --------  --------
                                                              639,040   599,746
Foreclosed real estate held for sale.......................     1,824     1,790

Notes and interest receivable
 Performing................................................     8,709    11,691
 Nonperforming, nonaccruing................................       --        382
                                                             --------  --------
                                                                8,709    12,073
Less--allowance for estimated losses.......................      (537)     (543)
                                                             --------  --------
                                                                8,172    11,530

Investment in real estate entities.........................     5,287     2,310
Investment in marketable equity securities of affiliate, at
 market....................................................    10,177    13,954
Cash and cash equivalents..................................    22,323    41,266
Other assets (including $14,058 in 2000 and $10,585 in 1999
 from affiliates and related parties)......................    45,062    43,599
                                                             --------  --------
                                                             $731,885  $714,195
                                                             ========  ========
           Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable.................................  $501,734  $503,406
Other liabilities (including $1,580 in 2000 and $2,356 in
 1999 to affiliates and related parties)...................    23,722    31,280
                                                             --------  --------
                                                              525,456   534,686
Commitments and contingencies

Minority interest..........................................     4,369       397
 Series B; $.01 par value; authorized, 300,000 shares;
  issued and outstanding 300,000 shares (liquidation
  preference $1,500).......................................     1,500       --

Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares; issued
  and outstanding 5,829 shares (liquidation preference
  $583)....................................................       --        --
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 8,636,354 shares in 2000
 and 8,626,611 shares in 1999..............................        86        86
Paid-in capital............................................   278,245   278,119
Accumulated distributions in excess of accumulated
 earnings..................................................   (74,712)  (99,811)
Unrealized (loss) gain on marketable equity securities of
 affiliate.................................................    (3,059)      718
                                                             --------  --------
                                                              200,560   179,112
                                                             --------  --------
                                                             $731,885  $714,195
                                                             ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
                                             (dollars in thousands, except
                                                       per share)
Property revenue
 Rents (including $2,263 in 2000 and $1,653
  in 1999 from affiliates and related
  parties)................................. $  139,357  $   82,039  $   69,829

Property expense
 Property operations (including $4,321 in
  2000, $2,864 in 1999 and $2,753 in 1998
  to affiliates and related parties).......     78,061      44,497      38,282
                                            ----------  ----------  ----------
 Operating income..........................     61,296      37,542      31,547

Other income
 Interest and other income.................      2,370         453         807
 Income (loss) from equity investees.......       (556)        102         (68)
 Gain on sale of real estate...............     50,550      40,517      12,940
                                            ----------  ----------  ----------
                                                52,364      41,072      13,679
Other expense
 Interest..................................     47,997      27,697      22,797
 Depreciation..............................     19,702      11,694      10,691
 Advisory fee to affiliate.................      5,258       3,219       1,962
 Net income fee to affiliate...............      2,415       2,450         558
 General and administrative (including
  $2,146 in 2000, $1,367 in 1999 and $1,121
  in 1998 to affiliates)...................      8,506       3,335       2,312
                                            ----------  ----------  ----------
                                                83,878      48,395      38,320
                                            ----------  ----------  ----------
Net income.................................     29,782      30,219       6,906

Preferred dividend requirement.............        (22)        (30)         (1)
                                            ----------  ----------  ----------
Net income applicable to Common shares..... $   29,760  $   30,189  $    6,905
                                            ==========  ==========  ==========
Basic and diluted earnings per share
Net income applicable to Common shares..... $     3.45  $     7.05  $     1.78
                                            ==========  ==========  ==========
Weighted average Common shares used in
 computing earnings per share..............  8,631,621   4,283,574   3,876,797
                                            ==========  ==========  ==========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Accumulated
                                                     Distributions  Accumulated
                           Common Stock              in Excess of      Other
                         ----------------- Paid-in    Accumulated  Comprehensive Stockholders'
                          Shares    Amount Capital     Earnings       Income        Equity
                         ---------  ------ --------  ------------- ------------- -------------
                                        (dollars in thousands, except shares)
Balance, January 1,
 1998................... 3,889,200   $ 39  $217,688    $(131,594)     $   --       $ 86,133
Issuance of Series A
 Preferred Stock 5,829
 shares.................       --     --        583          --           --            583
Repurchase of Common
 Stock..................   (21,950)   --       (336)         --           --           (336)
Sale of Common Stock
 under dividend
 reinvestment plan......    11,213    --        152          --           --            152
Common dividends ($.60
 per share).............       --     --        --        (2,306)         --         (2,306)
Net income..............       --     --        --         6,906          --          6,906
                         ---------   ----  --------    ---------      -------      --------
Balance, December 31,
 1998................... 3,878,463     39   218,087     (126,994)         --         91,132

Comprehensive income
 Unrealized gain on
  market-able equity
  securities of
  affiliate.............       --     --        --           --           718           718
 Net income.............       --     --        --        30,219          --         30,219
                                                                                   --------
                                                                                     30,937
Sale of Common Stock
 under dividend
 reinvestment plan......     4,578    --         53          --           --             53
Shares issued in
 conjunction with
 acquisition of
 Continental Mortgage
 and Equity Trust....... 4,743,570     47    59,979          --           --         60,026
Common dividends ($.60
 per share).............       --     --        --        (3,006)         --         (3,006)
Preferred dividends
 ($5.00 per share)......       --     --        --           (30)         --            (30)
                         ---------   ----  --------    ---------      -------      --------
Balance, December 31,
 1999................... 8,626,611     86   278,119      (99,811)         718       179,112
Comprehensive income
 Unrealized (loss) on
  market- able equity
  securities of
  affiliate.............       --     --        --           --        (3,777)       (3,777)
 Net income.............       --     --        --        29,782          --         29,782
                                                                                   --------
                                                                                     26,005
Sale of Common Stock
 under dividend
 reinvestment plan......     9,743    --        126          --           --            126
Common dividends ($.54
 per share).............       --     --        --        (4,661)         --         (4,661)
Preferred dividends
 ($3.77 per share)......       --     --        --           (22)         --            (22)
                         ---------   ----  --------    ---------      -------      --------
Balance, December 31,
 2000................... 8,636,354   $ 86  $278,245    $ (74,712)     $(3,059)     $200,560
                         =========   ====  ========    =========      =======      ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years
                                                      Ended December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
                                                    (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected (including $1,040 in 1999 from
  affiliates).................................... $ 136,767  $ 81,244  $ 69,307
 Interest collected (including $411 in 2000 from
  affiliates)....................................     1,008       449       807
 Interest paid...................................   (45,142)  (25,543)  (21,179)
 Payments for property operations (including
  $4,321 in 2000, $2,864 in 1999 and $2,753 in
  1998 to affiliates and related parties)........   (80,148)  (44,039)  (39,474)
 Advisory and net income fee paid to affiliate...   (10,486)   (3,958)   (4,125)
 General and administrative expenses paid
  (including $2,146 in 2000, $1,367 in 1999 and
  $1,121 in 1998 to affiliates)..................    (7,936)   (3,488)   (2,705)
 Distributions from operating cash flow of equity
  investees......................................       172       331       482
 Other...........................................     4,676      (905)      306
                                                  ---------  --------  --------
   Net cash provided by (used in) operating
    activities...................................    (1,089)    4,091     3,419

Cash Flows from Investing Activities
 Collections on notes receivable (including
  $12,000 in 2000 from affiliates)...............    20,532        37     2,892
 Funding of notes receivable (including $12,000
  in 2000 from affiliates).......................   (17,500)      --       (149)
 Real estate improvements and construction.......   (14,664)  (21,826)   (9,595)
 Proceeds from sale of real estate...............    79,869   104,210    31,807
 Refunds/(deposits) on pending purchase..........     1,887    (2,912)   (3,796)
 Deferred merger costs...........................       --        --       (519)
 Acquisitions of real estate (including $2,741 in
  2000, $1,815 in 1999 and $3,468 in 1998 to
  affiliates and related parties)................   (32,450)  (45,510)  (77,395)
 Distributions from investing cash flow of equity
  investees......................................     1,296     4,709       701
 Contributions to equity investees...............    (3,974)     (111)      (21)
                                                  ---------  --------  --------
   Net cash provided by (used in) investing
    activities...................................    34,996    38,597   (56,075)

Cash Flows from Financing Activities
 Payments on notes payable....................... $(107,547) $(99,163) $(34,555)
 Proceeds from notes payable.....................    63,009    91,959    81,058
 Reimbursements to advisor.......................    (2,634)      --        (61)
 Dividends paid..................................    (4,683)   (3,036)   (6,196)
 Shares of Common Stock repurchased..............       --        --       (336)
 Deferred financing costs (including ($464 in
  2000, $422 in 1999 and $341 in 1998 to
  affiliates)....................................    (1,121)   (1,740)   (1,634)
 Sale of Common Stock under dividend reinvestment
  plan...........................................       126        53       152
                                                  ---------  --------  --------
   Net cash provided by (used in) financing
    activities...................................   (52,850)  (11,927)   38,428
                                                  ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (18,943)   30,761   (14,228)
Cash and cash equivalents, beginning of year.....    41,266    10,505    24,733
                                                  ---------  --------  --------
Cash and cash equivalents, end of year........... $  22,323  $ 41,266  $ 10,505
                                                  =========  ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Years
                                                   Ended December 31,
                                                ---------------------------
                                                 2000      1999      1998
                                                -------  ---------  -------
                                                 (dollars in thousands)
Reconciliation of net income to net cash
 provided by (used in) operating activities
 Net income...................................  $29,782  $  30,219  $ 6,906
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities
 Depreciation and amortization................   19,702     13,470   11,488
 Equity in (income) loss of equity investees..      556       (102)      68
 Gain on sale of real estate..................  (50,550)   (40,517) (12,940)
 Distributions from operating cash flow of
  equity......................................      172        331      482
 (Increase) in interest receivable............      (28)        (1)     --
 (Increase) decrease in other assets..........   (1,463)    (7,093)  (2,036)
 Increase in interest payable.................      299        375      821
 Increase (decrease) in other liabilities.....      441      7,409   (1,370)
                                                -------  ---------  -------
   Net cash provided by (used in) operating
    activities................................  $(1,089) $   4,091  $ 3,419
                                                =======  =========  =======
Schedule of noncash investing and financing
 activities
 Carrying value of real estate acquired
  through foreclosure in satisfaction of notes
  receivable..................................  $   318  $     --   $ 2,514
 Notes payable from purchase of real estate...   58,949      6,848      --
 Series A Preferred Stock issued in
  conjunction with purchase of real estate....      --         --       583
 Series B Preferred Stock issued in
  conjunction with purchase of real estate....    1,500        --       --
 Debt assumed from sales of real estate.......   16,798      9,680      --

Acquisition of Continental Mortgage and Equity
 Trust
 Carrying value of notes and interest
  receivable..................................  $   --   $     390  $   --
 Carrying value of real estate................      --     258,787      --
 Carrying value of equity investees...........      --         267      --
 Carrying value of investment in marketable
  equity securities of affiliate..............      --      13,236      --
 Carrying value of other assets...............      --      20,640      --
 Carrying value of notes and interest
  payable.....................................      --    (220,860)     --
 Carrying value of other liabilities..........      --     (13,242)     --




  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying Consolidated Financial Statements of Transcontinental Realty Investors, Inc. and consolidated entities have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

  Certain balances for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and company business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.

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

  Interest recognition on notes receivable. It is TCI's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

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

  Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

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

  Investment in noncontrolled equity investees. The equity method is used to account for investments in partnerships which TCI does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., ("IORI"). Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee's operating income and any additional advances and decreased by a proportionate share of the investee's operating losses and distributions received.

  Operating segments. Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

  Fair value of financial instruments. The following assumptions were used in estimating the fair value of notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of TCI's interest in the collateral property was used. For marketable equity securities, fair value was based on the year end closing market price of the security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

  Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less were considered to be cash equivalents.

  Earnings per share. Income per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options.

  Employee stock option plans. Employee stock options are presented in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation cost is limited to the excess of the quoted market price. No compensation cost is recorded if the quoted market price is below the exercise price.

NOTE 2. ACQUISITION OF CONTINENTAL MORTGAGE AND EQUITY TRUST

  On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET") in a tax free exchange of shares. TCI issued 1.181 shares of its Common Stock for each outstanding CMET share. The acquisition was accounted for as a purchase.

  The consolidation of TCI's accounts with those of CMET resulted in an increase in TCI's net real estate of $258.8 million. This amount was allocated to the individual real estate assets based on their relative individual fair market values.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Pro forma operating results for 1999 and 1998, as if CMET had been acquired on January 1, of each year would have been:

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
                                                             ========  ========

NOTE 3. REAL ESTATE

  In 2000, TCI purchased the following properties:

                                                Units/      Purchase Net Cash   Debt   Interest   Maturity
Property                      Location       Sq.Ft./Acres    Price     Paid   Incurred   Rate       Date
--------                 ------------------ --------------- -------- -------- -------- --------   --------
Apartments
Apple Lane.............. Lawrence, KS              75 Units $ 1,575   $  595  $ 1,005    8.63%     05/07
Autumn Chase............ Midland, TX               64 Units   1,338      458      936    9.45(1)   04/05
Paramount Terrace....... Amarillo, TX             181 Units   3,250      561    2,865    9.38      09/01
Primrose................ Bakersfield, CA          162 Units   4,100    1,189    3,000    9.25(1)   03/07
Quail Creek............. Lawrence, KS              95 Units   3,250    1,088    2,254    7.44      07/03
Office Building
9033 Wilshire........... Los Angeles, CA     44,253 Sq. Ft.   9,225    2,536    6,861    8.07      08/09
Bay Plaza II............ Tampa, FL           78,882 Sq. Ft.   4,825    4,786      --      --         --
Brandeis................ Omaha, NE          319,234 Sq. Ft.  14,000    4,052    8,750     9.5      11/03
Countryside
 Portfolio(2)........... Sterling, VA       265,718 Sq. Ft.  44,940    4,825   36,297    7.75      12/02
Land
DF Fund................. Collin County, TX       79.5 Acres   2,545    1,047    1,545   10.00      03/01(3)
Folsom.................. Dallas, TX             36.38 Acres   1,750    1,738      --      --         --
Lamar/Parmer............ Austin, TX             17.07 Acres   1,500      517    1,030   10.00      12/00(4)
Limestone Canyon II..... Austin, TX              9.96 Acres     504      424      --      --         --
Manhattan............... Farmers Branch, TX     108.9 Acres  10,743    6,144    5,000   14.00      02/01(5)
Netzer.................. Collin County, TX         20 Acres     400      418      --      --         --

(1) Variable interest rate.
(2) The Countryside Portfolio consisted of four commercial buildings: the 133,422 sq. ft. Countryside Retail Center, the 72,062 sq. ft. Harmon Office Building, the 35,127 sq. ft. Mimado Office Building and the 25,107 sq. ft. Ambulatory Surgical Center.
(3) The DF Fund land was sold in September 2000.
(4) The mortgage loan was paid off in March 2001.
(5) The mortgage loan was paid off in June 2000.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In 2000, TCI sold the following properties:

                                            Units/Sq.Ft.   Sales  Net Cash    Debt     Gain on
Property                     Location       Rooms/Acres    Price  Received Discharged   Sale
--------                 ----------------- -------------- ------- -------- ----------  -------
Apartments
Apple Creek............. Dallas, TX             216 Units $ 4,300  $2,155    $1,723    $3,240
Ashley Crest............ Houston, TX            168 Units   3,950   1,102     2,812(1)    706
Country Bend............ Fort Worth, TX         166 Units   4,700   1,894     2,445     1,097
Crescent Place.......... Houston, TX            120 Units   3,485   1,034     2,151       793
Eagle Rock.............. Los Angeles, CA         99 Units   5,600   1,967     3,246     1,021
Fountain Village........ Tucson, AZ             410 Units  11,700   3,088     7,569     5,086
Hunters Bend............ San Antonio, TX         96 Units   1,683     418     1,127(1)    572
Parkwood Knoll.......... San Bernadino, CA      178 Units   9,100   3,007     5,491     2,967
Shadow Run.............. Pinellas Park, FL      276 Units  12,350   2,521     8,653     5,367
Villa Piedra............ Los Angeles, CA        132 Units   7,400   2,348     4,686     2,588
Villas at Countryside... Sterling, VA           102 Units   8,100   2,686     5,334(1)  1,520
Villas at Fairpark...... Los Angeles, CA         49 Units   3,435     792     2,386     1,188
Westgate of Laurel...... Laurel, MD             218 Units  11,290   2,599     7,525(1)  3,575
Woodbridge.............. Denver, CO             194 Units   6,856   3,328     2,845     3,796
Office Building
Brookfield Corporate
 Center................. Chantilly, VA     63,504 Sq. Ft.   4,850   1,729     2,838     1,455
Industrial Warehouse
Shady Trail............. Dallas, TX        42,900 Sq. Ft.     900     340       521       206
Hotel
Chateau Charles......... Lake Charles, LA       245 Rooms   1,000     928       --        633
Land
Allen(2)................ Allen, TX             5.49 Acres     370      86       281       184
McKinney(3)............. McKinney, TX           255 Acres   8,783   5,035     4,423     2,091
Watters/Hwy. 121(4)..... McKinney, TX         24.06 Acres   3,620   3,620       --      3,089

--------
(1) Debt assumed by purchaser.
(2) The Allen sale consisted of tracts of three land parcels: a 2.62 acre tract of the Stacy Road land parcel; a 2.23 acre tract of the Sandison land parcel; and, a .64 acre tract of the Whisenant land parcel.
(3) The McKinney sale included three land parcels: the 20 acre Netzer land parcel; the 79.54 acre DF Fund land parcel; and the 156.19 acre OPUBCO land parcel.
(4) The Watters/Highway 121 sale consisted of a six acre tract of the Watters land parcel and an 18.061 acre tract of the State Highway 121 land parcel.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In 1999, TCI purchased the following properties:

                                           Units/      Purchase Net Cash      Debt     Interest   Maturity
Property                   Location     Sq.Ft./Acres    Price     Paid      Incurred     Rate       Date
--------                 ------------- --------------- -------- --------    --------   --------   --------
Apartments
Fairway View Estates.... El Paso, TX         264 Units $ 5,150  $ 1,550      $3,600      7.63%     04/04
Plantation.............. Tulsa, OK           138 Units   3,225    1,200       2,000      8.82(2)   01/03
Office Buildings
4135 Belt Line.......... Addison, TX    90,000 Sq. Ft.   4,450      950       3,500      9.50      06/01
Chesapeake Center....... San Diego, CA  57,493 Sq. Ft.   5,188    2,200       3,000(1)   8.88      07/02
Eton Square............. Tulsa, OK     222,654 Sq. Ft.  14,000    3,500      10,500      8.50      10/04
Remington Tower......... Tulsa, OK      90,009 Sq. Ft.   4,550      938       3,612(1)   7.38      05/05
Industrial Warehouse
Addison Hangar.......... Addison, TX    23,650 Sq. Ft.   2,200      550       1,650      8.61%     12/04
Land
Alamo Springs........... Dallas, TX          .68 Acres   1,272      521(1)      750     16.50      09/01
Dominion................ Dallas, TX        14.39 Acres   3,557    1,157       2,400     15.00      09/00(3)
Red Cross............... Dallas, TX         2.89 Acres   7,600    3,340       4,260     13.25      10/00(4)

--------
(1) Debt assumed by purchaser.
(2) Variable interest rate.
(3) The Dominion mortgage loan was paid off in August 2000.
(4) The Red Cross mortgage loan was paid off in October 2000.

  In 1999, TCI sold the following properties:

                                                                Sales  Net Cash    Debt    Gain on
Property                      Location      Units/Sq.Ft./Acres  Price  Received Discharged  Sale
--------                 ------------------ ------------------ ------- -------- ---------- -------
Apartments
Mariner's Pointe........ St. Petersburg, FL        368 Units   $ 6,700 $ 2,628   $ 3,856   $1,868
Spa Cove................ Annapolis, MD             303 Units    19,910   7,617    11,884    5,600
Woods Edge.............. Rockville, MD             162 Units    11,130   4,808     6,046    4,670
Office Buildings
74 New Montgomery....... San Francisco, CA   109,497 Sq. Ft.    19,300  12,397     6,494    8,284
Town and Country........ Houston, TX          64,089 Sq. Ft.     1,480     198     1,230      800(1)
Industrial Warehouses
Corporate Center........ Ashburn, VA         177,563 Sq. Ft.    12,325   5,201     6,830    5,339
Parke Long.............. Chantilly, VA       216,131 Sq. Ft.    15,100  22,347     7,593    5,174
Sulleyfield............. Chantilly, VA       243,813 Sq. Ft.    16,500   7,416     8,727    4,437
Land
Laws.................... Dallas, TX               1.41 Acres     2,950   2,930       --       747
McKinney Corners........ McKinney, TX           251.68 Acres    10,067   8,306     1,500    4,800(1)
Moss Creek.............. Guillford, NC            42.0 Acres       160     159       --       153
Republic................ Dallas, TX               0.93 Acres     1,826     506     1,245      675

--------
(1) Sale recorded on cost recovery method with gain deferred, until TCI provided purchase money financing collected. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 4. NOTES AND INTEREST RECEIVABLE

  Notes and interest receivable consisted of the following:

                                                   2000             1999
                                             ---------------- -----------------
                                             Estimated        Estimated
                                               Fair     Book    Fair     Book
                                               Value   Value    Value    Value
                                             --------- ------ --------- -------
Notes receivable
  Performing................................  $8,664   $8,668  $11,712  $11,676
  Nonperforming, nonaccruing................     --       --     1,723      385
                                              ------   ------  -------  -------
                                              $8,664    8,668  $13,435   12,061
                                              ======           =======
Interest receivable.........................               41                12
                                                       ------           -------
                                                       $8,709           $12,073
                                                       ======           =======

  Interest income is not recognized on nonperforming notes receivable. For the years 1999 and 1998, unrecognized interest income on nonperforming notes totaled $26,000 and $175,000, respectively.

  Notes receivable at December 31, 2000, mature from 2001 through 2008 with interest rates ranging from 8.0% to 18.0% per annum, with a weighted average rate of 14.1%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $6.7 million are due in 2001.

  In February 2000, a mortgage loan with a principal balance of $28,000 was paid off, including accrued but unpaid interest.

  In December 2000, TCI funded a $2.5 million mortgage loan secured by a second lien on unimproved land, 442 acres in Tarrant County, Texas, 1,130 acres in Denton County, Texas, and 26 acres in Collin County, Texas. The note receivable bears interest at 18.0% per annum, requires monthly payments interest only and matures in June 2001.

  Also in December 2000, TCI funded a $3.0 million mortgage loan secured by a second lien on four office buildings in San Antonio, Texas. The note receivable bears interest at 16.0% per annum, requires monthly payments of interest only and matures in June 2001.

  In March 1999, TCI accepted $33,000 as early discounted payoffs of four mortgage notes receivable with a combined principal balance of $55,000. TCI incurred no loss on the discounted payoffs in excess of the reserve previously established.

  In June 1999, eight notes receivable with a combined principal balance of $571,000 were written off as uncollectible. No loss was incurred in excess of the reserve previously established.

  At December 31, 1999, mortgage notes receivable with a combined principal balance of $4.6 million and a carrying value of $356,000, secured by first and second liens on a closed hotel in Lake Charles, Louisiana were in default. Title to the collateral property was obtained in February 2000 through foreclosure. No loss was incurred on foreclosure as the estimated fair value of the property, less estimated costs of sale, exceeded the carrying value of the mortgage notes receivable. In June 2000, the property was sold for an amount in excess of its carrying value.

  In December 1999, TCI provided $1.2 million of purchase money financing in conjunction with the sale of the Town and Country Office Building in Houston, Texas. The note receivable bears interest at 8.5% per annum,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

requires monthly payments of interest only, matures in December 2001 and is secured by a first lien on the property sold.

  Also in December 1999, TCI provided $8.5 million of purchase money financing in conjunction with the sale of 253 acres of unimproved land in McKinney and Collin County, Texas. The note receivable bore interest at 8.5% per annum, required a $1.0 million principal paydown in February 2000, required payment of all accrued interest in June 2000 and required payment of all principal and accrued interest at maturity in September 2000. The loan was repaid in accordance with its terms. The sale had originally been recorded under the cost recovery method with the gain being deferred until the note receivable was collected. In conjunction with the loan payoff, TCI recognized a previously deferred gain on the sale of $4.8 million.

  In 1998, TCI collected $2.1 million in full settlement of a note receivable and accrued but unpaid interest. The note receivable originated from a 1995 sale that had been recorded under the cost recovery method with the gain being deferred until the note receivable was collected. In conjunction with the loan payoff, TCI recognized the previously deferred gain of $2.1 million was recognized on collection of the note.

  Related Party. In June 2000, TCI funded a $3.0 million loan to Basic Capital Management, Inc. ("BCM"), TCI's advisor. The loan was secured by 108,802 shares of IORI common stock. IORI is also advised by BCM. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in August 2000.

  Also in June 2000, TCI funded a $9.0 million loan to American Realty Trust, Inc. ("ART"), an affiliate of BCM. The loan was secured by 409,934 shares of IORI. The loan bore interest at 15.0% per annum and matured in October 2000. All principal and interest were due at maturity. The loan and all accrued but unpaid interest was paid off in October 2000.

NOTE 5. ALLOWANCE FOR ESTIMATED LOSSES

  Activity in the allowance for estimated losses was as follows:

                                                              2000  1999   1998
                                                              ----  -----  ----
   Balance January 1,........................................ $543  $ 886  $891
     Amounts charged off.....................................   (6)  (593)   (5)
     CMET allowance..........................................  --     250   --
                                                              ----  -----  ----
   Balance December 31,...................................... $537  $ 543  $886
                                                              ====  =====  ====

NOTE 6. INVESTMENT IN MARKETABLE EQUITY SECURITIES

  Marketable equity securities consist of 746,972 shares of common stock of American Realty Investors, Inc. ("ARI"), approximately 5.3% of ARI's outstanding shares. ARI is a publicly held real estate company.

                                                                 2000    1999
                                                                ------- -------
   American Realty Investors, Inc. ("ARI")..................... $10,177 $13,954
                                                                ======= =======

  The ARI Common Stock is considered available-for-sale and is carried at fair value, year end market price. The ARI Common Stock is an acquired CMET asset. The officers of TCI are also officers of ARI. TCI's advisor also serves as advisor to ARI and IORI. At December 31, 2000, ARI owned approximately 24.7% of TCI's outstanding shares of Common Stock.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 7. INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

  Investment in equity method real estate entities consisted of the following:

                                                                  2000    1999
                                                                 ------  ------
   Income Opportunity Realty Investors, Inc. ("IORI")........... $4,326  $  606
   Tri-City Limited Partnership ("Tri-City")....................    524   1,799
   Nakash Income Associates ("NIA").............................   (650)   (659)
   Sacramento Nine ("SAC 9")....................................    490     489
   Other........................................................    597      75
                                                                 ------  ------
                                                                 $5,287  $2,310
                                                                 ======  ======

  TCI owns an approximate 22.8% interest in IORI, a publicly held Real Estate Investment Trust ("REIT"), having a market value of $12.3 million at December 31, 2000. At December 31, 2000, IORI had total assets of $96.2 million and owned seven apartments in Texas, seven office buildings (four in California, two in Texas and one in Virginia) and two parcels of unimproved land in Texas. In 2000, IORI sold three apartments, two office buildings and two parcels of unimproved land for a total of $66.0 million, receiving net cash of $30.4 million after paying off $33.6 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $19.6 million on the sales of which TCI's equity share was $4.3 million. IORI also recognized a previously deferred gain on a prior year's sale of $1.2 million of which TCI's equity share was $225,000. In 1999, IORI sold a shopping center in Boca Raton, Florida, for $3.2 million, receiving net cash of $1.5 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. IORI recognized a gain of $490,000 on the sale of which TCI's equity share was $111,000. In 1998, IORI recognized a gain on sale of real estate of $180,000, its share of gains recognized by an equity investee, of which TCI's equity share was $40,000.

  TCI owns a 63.7% limited partner interest and IORI owns a 36.3% general partner interest in Tri-City which, at December 31, 2000, owned a shopping center in Houston, Texas. In February 2000, the Chelsea Square Shopping Center was financed in the amount of $2.1 million. Tri-City received net cash of $2.0 million after the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001, and a variable rate thereafter, currently 10% per annum, requires monthly payments of principal and interest of $20,601 and matures in February 2005. TCI received a distribution of $1.3 million of the net financing proceeds. In 1999, Tri-City sold a shopping center in Ft. Worth, Texas, and an office building in Carrollton, Texas, for a total of $7.2 million, receiving net cash of $5.4 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. TCI received a distribution of $3.5 million of the net cash. Tri-City recognized gains of $2.9 million on the sales of which TCI's equity share was $1.8 million. In 1998, Tri-City sold two apartments for a total of $3.3 million, receiving net cash of $1.4 million after paying off $1.9 million in mortgage debt and the payment of various closing costs. TCI received a distribution of $701,000 of the net cash. Tri-City recognized a gain of $496,000 on the sales, of which TCI's equity share was $316,000.

  TCI owns a non-controlling 60% general partner interest and IORI owns a 40% general partner interest in NIA, which owns a wraparound mortgage note receivable. The NIA partnership agreement requires the consent of both partners for any material changes in the operations of NIA.

  TCI is a non-controlling 30% general partner in SAC 9, which, at December 31, 2000, owned an office building in Rancho Cordova, California. In 1999, SAC 9 sold an office building in Rancho Cordova, California, for $7.4 million, receiving net cash of $4.0 million after paying off $3.2 million in mortgage debt and the payment of various closing costs. TCI received a distribution of $1.2 million of the net cash. SAC 9 recognized a gain of $4.7 million on the sale of which TCI's equity share was $1.4 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Set forth below are summarized financial data for the entities accounted for using the equity method:

                                                   2000      1999
                                                 --------  --------
   Real estate, net of accumulated depreciation
    ($9,540 in 2000 and $12,216 in 1999)........ $ 93,170  $ 92,745
   Notes receivable.............................    2,402       902
   Other assets.................................    8,973     5,605
   Notes payable................................  (59,485)  (65,876)
   Other liabilities............................   (1,815)   (4,691)
                                                 --------  --------
   Shareholders/partners' capital............... $ 43,245  $ 28,685
                                                 ========  ========

  TCI's share of the above equity investee capital accounts was $10.3 million in 2000 and $8.0 million in 1999.

                                                   2000      1999     1998
                                                 --------  --------  -------
   Rents and interest income.................... $ 16,245  $ 20,675  $17,566
   Depreciation.................................   (2,917)   (3,152)  (2,703)
   Operating expenses...........................  (10,835)   (8,123)  (9,202)
   Interest expense.............................   (5,559)   (7,609)  (6,274)
                                                 --------  --------  -------
   Income (loss) before gain on sale of real
    estate......................................   (3,066)    1,791     (613)
   Gain on sale of real estate..................   20,878     8,020      496
                                                 --------  --------  -------
   Net income (loss)............................ $ 17,812  $  9,811  $  (117)
                                                 ========  ========  =======

  TCI's equity share of:

                                                   2000      1999     1998
                                                 --------  --------  -------
   Income (loss) before gain on sale of real
    estate...................................... $   (556) $    102  $   (68)
   Gain on sale of real estate..................    4,572     3,569      356
                                                 --------  --------  -------
   Net income................................... $  4,016  $  3,671  $   288
                                                 ========  ========  =======

NOTE 8. NOTES AND INTEREST PAYABLE

  Notes and interest payable consisted of the following:

                                                  2000               1999
                                           ------------------ ------------------
                                           Estimated          Estimated
                                             Fair      Book     Fair      Book
                                             Value    Value     Value    Value
                                           --------- -------- --------- --------
   Notes payable.......................... $484,445  $498,914 $482,770  $500,884
                                           ========           ========
   Interest payable.......................              2,820              2,522
                                                     --------           --------
                                                     $501,734           $503,406
                                                     ========           ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

Scheduled principal payments are due as follows:

   2001................................................................ $109,769
   2002................................................................   44,731
   2003................................................................   44,715
   2004................................................................   69,418
   2005................................................................   45,196
   Thereafter..........................................................  185,085
                                                                        --------
                                                                        $498,914
                                                                        ========

  Notes payable at December 31, 2000, bore interest at rates ranging from 7.2% to 16.5% per annum, and mature between 2001 and 2037. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $593.1 million.

  In 2000, TCI financed/refinanced the following properties:

                                                           Debt        Debt    Net Cash Interest   Maturity
Property                    Location      Units/Sq.Ft.   Incurred   Discharged Received   Rate       Date
--------                 --------------- --------------- --------   ---------- -------- --------   --------
Apartments
Camelot................. Largo, FL             120 Units  $3,800      $  --     $3,100    8.85%(1)  12/05
Crescent Place.......... Houston, TX           120 Units   2,165       1,722       370    7.04(1)   03/30
Country Crossing........ Tampa, FL             227 Units   3,825       2,645       985    9.65(1)   06/03
Fontenelle Hills........ Bellevue, NE          338 Units   2,010(2)      --      1,967    8.51      06/10
Madison @ Bear Creek.... Houston, TX           180 Units   3,500       2,625       730    7.04(1)   03/30
Office Buildings
Bay Plaza II............ Tampa, FL        78,882 Sq. Ft.   3,600         --      3,400    8.44(1)   01/06
Jefferson............... Washington, DC   71,876 Sq. Ft.   9,875       8,955       557    9.50      07/25
Technology Trading...... Sterling, VA    197,659 Sq. Ft.   6,300       3,881     2,065    8.26(1)   05/05
Venture Center.......... Atlanta, GA      38,772 Sq. Ft.   2,700       1,113     1,592    8.75      03/10
Westgrove Air Plaza..... Addison, TX      78,326 Sq. Ft.   2,087       1,180       742    9.02(1)   01/05
Industrial Warehouses
5360 Tulane............. Atlanta, GA      67,850 Sq. Ft.     375         208       134    9.65(1)   04/03
Kelly................... Dallas, TX      330,406 Sq. Ft.   5,000       2,173     2,628    9.50(1)   10/03
Space Center............ San Antonio, TX 101,500 Sq. Ft.   1,125         691       402    9.65(1)   04/03

--------
(1) Variable interest rate.
(2)  Second lien on property.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In 1999, TCI financed/refinanced the following properties:

                                                                Debt      Debt    Net Cash Interest      Maturity
Property                       Location        Units/Sq.Ft.   Incurred Discharged Received   Rate          Date
--------                 -------------------- --------------- -------- ---------- -------- --------      --------
Apartments
Arbor Pointe............ Midland, TX                195 Units  $1,580    $1,085    $  583    6.95%(/1/)   12/29
Coventry Pointe......... Midland, TX                120 Units   1,250       443       238    6.95  (/1/)  12/29
Southgate............... Midland, TX                180 Units   1,820     1,336       717    6.95  (/1/)  12/29
Summerstone............. Houston, TX                242 Units   5,280     4,887       258    7.67         08/09
Villa Piedra............ Los Angeles, CA            132 Units   4,722     3,460     1,083    8.63  (/1/)  10/02
Villas at Fairpark...... Los Angeles, CA             49 Units   2,400     1,499       847    9.00  (/1/)  09/06
Office Buildings
Lexington Center........ Colorado Springs, CO  74,603 Sq. Ft.   4,300     4,000       136    7.75  (/1/)  04/04
Waterstreet............. Boulder, CO          106,257 Sq. Ft.  13,300     7,881     5,110    7.76         04/09
Industrial Warehouse
Texstar................. Arlington, TX         97,846 Sq. Ft.   1,300     1,150        33    8.50         04/09
Shopping Center
Sadler Square........... Amelia Island, FL     70,295 Sq. Ft.   2,910     1,976       401    7.96         04/09

--------
(1) Variable interest rate.

NOTE 9. PREFERRED STOCK

  TCI's Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted, after November 1, 2003, into Common Stock at the daily average closing price of the Common Stock for the prior five trading days. At December 31, 2000 and 1999, 5,829 shares of Series A Preferred Stock were issued and outstanding.

  TCI's Series B Cumulative Convertible Preferred Stock consists of a maximum 300,000 shares with a par value of $.01 per share and a liquidation preference of $5.00 per share. Dividends are payable at the rate of $.38 per share or $.095 per quarter to stockholders of record on the tenth day of each March, June, September and December when and as declared by the Board of Directors. After October 25, 2001, the Series B Preferred Stock may be converted into Common Stock at the daily average closing price of the Common Stock for the prior five trading days or is redeemable for cash at the option of the holder. At December 31, 2000, 300,000 shares of Series B Preferred Stock were issued and outstanding.

NOTE 10. DIVIDENDS

  TCI paid dividends on its Common Stock of $4.7 million ($.54 per share) in 2000, $3.0 million ($.60 per share) in 1999 and $2.3 million ($.60 per share) in 1998.

  TCI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented ordinary income and that 100% of the dividends paid in 1998 and 1999 represented capital gains.

NOTE 11. STOCK OPTIONS

  In October 2000, TCI's stockholders approved the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan is administered by the Stock Option Committee, which currently consists of three Independent Directors of TCI. The exercise price per share of an option will not be less than 100% of the fair market value per share on the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

date of grant thereof. As of December 31, 2000, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted un the 2000 Plan.

  In October 2000, TCI's stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 140,000 shares of TCI's Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2001, each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $8.875 per Common share. Each Independent Director will be awarded an option to purchase an additional 5,000 shares on January 1 of each year.

                                                                     2000
                                                              ------------------
                                                              Number of Exercise
                                                               Shares    Price
                                                              --------- --------
   Outstanding at January 1,.................................     --    $   --
   Granted...................................................  25,000    14.875
   Canceled..................................................     --        --
                                                               ------
   Outstanding at December 31,...............................  25,000   $14.875
                                                               ======

  At December 31, 2000, 25,000 options were exercisable at an exercise price of $14.875 per Common share.

  TCI applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its option plans. All share options issued by TCI have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for TCI's option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," TCI's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                                                  2000
                                                          ---------------------
                                                          As Reported Pro Forma
                                                          ----------- ---------
   Net income applicable to Common shares................   $29,760    $29,537
   Net income applicable to Common shares, per share.....      3.45       3.42

  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                           2000
                                                                           ----
   Dividend yield......................................................... 6.08%
   Expected volatility....................................................   65%
   Risk-free interest rate................................................ 5.75%
   Expected lives (in years)..............................................    9
   Forfeitures............................................................   10%

  The weighted average fair value per share of options granted in 2000 was $8.93.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 12. RENTS UNDER OPERATING LEASES

  Operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2000:

   2001................................................................ $ 53,001
   2002................................................................   43,124
   2003................................................................   32,729
   2004................................................................   23,995
   2005................................................................   16,623
   Thereafter..........................................................   32,233
                                                                        --------
                                                                        $201,705
                                                                        ========

NOTE 13. ADVISORY AGREEMENT

  Basic Capital Management, Inc. ("BCM"), an affiliate, has served as TCI's advisor since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI.

  On August 18, 2000, the Board of Directors approved the renewal of the Advisory Agreement with BCM. Renewals of the Advisory Agreement with BCM do not require the approval of stockholders but do require the approval of the Board of Directors.

  Under the Advisory Agreement, BCM is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity and other investments. BCM is required to report quarterly to the Board on TCI's performance against the business plan. In addition, all transactions require prior Board approval unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to BCM by the Board.

  The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that BCM shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing BCM's liability for losses incurred by TCI.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations and to receive an advisory fee comprised of a gross asset fee of
 .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the purchase of any existing mortgage loan. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to or refinancing of TCI's properties. In addition, BCM receives reimbursement of certain expenses incurred by it in the performance of advisory services for TCI.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to TCI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. The effect of this limitation was to require that BCM refund $664,000 of the annual advisory fee for 1998. BCM was not required to refund any of its 1999 or 2000 advisory fee.

  Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 14. "PROPERTY MANAGEMENT," Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, provides property management services and as discussed in NOTE 15. "REAL ESTATE BROKERAGE," Regis Realty, Inc. ("Regis"), a related party, provides, on a non-exclusive basis, brokerage services.

NOTE 14. PROPERTY MANAGEMENT

  Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), a related party, which is a company not affiliated with either Mr. Phillips or BCM. Triad subcontracts to Regis, a related party, which is a company owned by GS Realty, the property-level management and leasing of 52 of TCI's commercial properties, its four hotels and the commercial property owned by Tri-City. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 15. REAL ESTATE BROKERAGE

  Regis also provides brokerage services on a non-exclusive basis. Regis is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 16. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Revenue, fees and cost reimbursements to BCM and its affiliates:

                                                          2000   1999    1998
                                                         ------ ------- ------
   Fees
     Advisory........................................... $5,258 $ 3,219 $1,962
     Net income.........................................  2,415   2,450    558
     Property acquisition...............................  1,024   1,815  3,468
     Real estate brokerage..............................    331   2,727    767
     Mortgage brokerage and equity refinancing..........    464     422    341
     Property and construction management and leasing
      commissions*......................................    --    3,608  2,753
                                                         ------ ------- ------
                                                         $9,492 $14,241 $9,849
                                                         ====== ======= ======
   Cost reimbursements.................................. $2,146 $ 1,367 $1,121
                                                         ====== ======= ======
   Hotel lease revenue.................................. $2,237 $ 1,653 $  --
                                                         ====== ======= ======
     Fees paid to GS Realty, a related party:
                                                          2000
                                                         ------
   Fees
     Property acquisition............................... $2,326
     Real estate brokerage..............................  3,250
     Property and construction management and leasing
      commissions.......................................  4,321
                                                         ------
                                                         $9,897
                                                         ======

--------
*Net of property management fees paid to subcontractors, other than Regis and affiliates of BCM.

NOTE 17. INCOME TAXES

  For the years 1999 and 1998, TCI had elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, it was not taxed for federal income tax purposes on that portion of its taxable income which was distributed to stockholders. During the third quarter of 2000, due to a concentration of ownership, TCI no longer met the requirements for tax treatment as a REIT under the Code, and is prohibited for re-qualifying for REIT tax status for at least five years.

  TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in 2000, 1999 and 1998; therefore, it recorded no provision for income taxes. TCI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in equity method real estate entities. At December 31, 2000, TCI's tax basis in its net assets exceeded their basis for financial statement purposes by $59.4 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes. Additionally, at December 31, 2000, TCI had tax net operating loss carryforwards of $64.1 million expiring through the year 2018.

  At December 31, 2000, TCI had a deferred tax benefit of $45.6 million due to tax deductions available to it in future years. However, due to, among other factors, the lack of consistent estimates of deferred tax liabilities, such deferred tax benefit has been offset by the recording of a deferred tax liability of an equal amount.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 18. OPERATING SEGMENTS

  Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and gains on sale of real estate totaling $11.2 million and $555,000 for 2000 and 1999, respectively. Expenses that are not reflected in the segments are general and administrative expenses, non-segment interest expense and advisory incentive sales and net income fees totaling $16.2 million and $9.0 million for 2000 and 1999, respectively. Excluded from operating segment assets are assets of $91.0 million at December 31, 2000, and $112.7 million at December 31, 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States. See NOTE 3. "REAL ESTATE" and NOTE
4. "NOTES AND INTEREST RECEIVABLE."

  Presented below is the operating income of each operating segment and each segments' assets for the years 2000 and 1999.

                                     Commercial
                             Land    Properties Apartments Hotels    Total
                            -------  ---------- ---------- -------  --------
   2000
   Rents................... $   723   $ 61,191   $ 74,700  $ 2,743  $139,357
   Property operating
    expenses...............   1,097     31,853     44,898      213    78,061
                            -------   --------   --------  -------  --------
   Segment operating
    income................. $  (374)  $ 29,338   $ 29,802  $ 2,530  $ 61,296
                            =======   ========   ========  =======  ========
   Depreciation............ $   --    $ 11,311   $  7,395  $   996  $ 19,702
   Interest................   3,342     21,790     21,284    1,581    47,997
   Real estate
    improvements...........     117     11,700      1,302    1,545    14,664
   Assets..................  59,281    344,657    216,995   19,931   640,864

   Property
   Sales price............. $12,775   $  5,750   $ 93,949  $ 1,000  $113,474
   Cost of sales...........  (7,411)    (4,089)   (60,433)    (367)  (72,300)
                            -------   --------   --------  -------  --------
   Gain on sale............ $ 5,364   $  1,661   $ 33,516  $   633  $ 41,174(1)
                            =======   ========   ========  =======  ========

--------
(1) Excludes a previously deferred gain of $4.8 million on the sale of land as well as TCI's share of gains recognized by IORI, an equity affiliate, of $4.6 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                       Commercial
                             Land      Properties   Apartments Hotels   Total
                            -------    ----------   ---------- ------- --------
   1999
   Rents................... $   855     $ 33,909     $ 42,162  $ 5,113 $ 82,039
   Property operating
    expenses...............     917       14,583       26,374    2,623   44,497
                            -------     --------     --------  ------- --------
   Operating income
    (loss)................. $   (62)    $ 19,326     $ 15,788  $ 2,490 $ 37,542
                            =======     ========     ========  ======= ========
   Depreciation............ $   --      $  6,086     $  4,872  $   736 $ 11,694
   Interest................   1,891       11,332       13,032    1,442   27,697
   Real estate
    improvements...........      52        6,303        1,758    2,243   10,356
   Construction
    expenditures...........     --           --        11,470      --    11,470
   Assets..................  48,253      272,648      261,252   19,383  601,536
   Property Sales
                                       Commercial
                             Land      Properties   Apartments          Total
                            -------    ----------   ----------         --------
   Sales price............. $14,544     $ 64,305     $ 37,910          $116,759
   Cost of sales...........   8,179       40,251       25,773            74,203
                            -------     --------     --------          --------
   Gains on sales.......... $ 6,365(1)  $ 24,054(1)  $ 12,137          $ 42,556
                            =======     ========     ========          ========
--------
(1) Includes deferred gains from a land sale and from a commercial property sale accounted for using the cost recovery method. See NOTE 3. "REAL
    ESTATE."

                                       Commercial
                                       Properties   Apartments Hotels   Total
                                       ----------   ---------- ------- --------
   1998
   Rents...................             $ 31,282     $ 35,400  $ 3,147 $ 69,829
   Property operating
    expenses...............               14,291       21,987    2,004   38,282
                                        --------     --------  ------- --------
   Operating income........             $ 16,991     $ 13,413  $ 1,143 $ 31,547
                                        ========     ========  ======= ========
   Depreciation and
    amortization...........             $  6,268     $  4,115  $   308 $ 10,691
   Interest................               11,753       10,415      629   22,797
   Real estate
    improvements...........                5,287        4,130      178    9,595
   Assets..................              173,936      156,933   17,876  348,745
   Property Sales
                                       Commercial
                             Land      Properties                       Total
                            -------    ----------                      --------
   Sales price............. $   375     $ 33,665                       $ 34,040
   Cost of sales...........      25       24,234                         24,259
                            -------     --------                       --------
   Gains on sales.......... $   350     $  9,431                       $  9,781
                            =======     ========                       ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 19. QUARTERLY RESULTS OF OPERATIONS

  The following is a tabulation of TCI's quarterly results of operations for the years 2000 and 1999 (unaudited):

                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
2000
Rents..........................   $34,041  $34,559      $35,121      $35,636
Property expense...............    18,396   18,321       19,872       21,472
                                  -------  -------      -------      -------
  Operating income.............    15,645   16,238       15,249       14,164
Interest income................       404      588          936          442
Income (loss) in equity
 partnerships..................         7     (299)        (185)         (79)
Gain on sale of real estate....     8,951    8,856       11,755       20,988
                                  -------  -------      -------      -------
                                    9,362    9,145       12,506       21,351
Other expense..................    20,651   19,608       20,864       22,755
                                  -------  -------      -------      -------
Net income (loss)..............     4,356    5,775        6,891       12,760
Preferred dividend
 requirement...................        (7)      (7)          (8)         --
                                  -------  -------      -------      -------
Net income applicable to Common
 shares........................   $ 4,349  $ 5,768      $ 6,883      $12,760
                                  =======  =======      =======      =======
Basic and Diluted Earnings Per
 Share
Net income applicable to Common
 shares........................   $   .50  $   .67      $   .80      $  1.48
                                  =======  =======      =======      =======

  In the first quarter of 2000, gains on sale of real estate totaling $9.0 million were recognized on the sale of Hunters Bend Apartments, Westgate of
Laurel Apartments and a previous deferred gain on the sale of McKinney land.
In the second quarter of 2000, gains on sale of real estate totaling $8.9 million were recognized on the sale of Apple Creek Apartments, Villas at
Fairpark Apartments, Chateau Charles Hotel, and TCI's share of gain recognized by IORI, an equity investee. In the third quarter of 2000, gains on sale of real estate totaling $11.8 million were recognized on the sale of Brookfield
Corporate Center, Ashley Crest Apartments, a portion of the Allen land, Eagle
Rock Apartments, Shady Trail Warehouse, McKinney land, Woodbridge Apartments and Villas at Countryside Apartments. In the fourth quarter of 2000, gains on sale of real estate totaling $21.0 million were recognized on the sale of
Shadow Run Apartments, a portion of the Watters Road/Highway 121 land,
Parkwood Knoll Apartments, Villa Piedra Apartments, Country Bend Apartments,
Fountain Village Apartments and Crescent Place Apartments. See NOTE 3. "REAL
ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."
                                              Three Months Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
1999
Rents..........................   $19,093  $20,073      $18,445      $24,428
Property expense...............    10,320   10,158        9,676       14,343
                                  -------  -------      -------      -------
  Operating income.............     8,773    9,915        8,769       10,085
Interest income................       102       38          174          139
Income (loss) in equity
 partnerships..................        25       57           (1)          21
Gain on sale of real estate....     1,868    8,705        7,482       22,462
                                  -------  -------      -------      -------
                                    1,995    8,800        7,655       22,622
Other expense..................    10,479   11,117       11,303       15,496
                                  -------  -------      -------      -------
Net income (loss)..............       289    7,598        5,121       17,211
Preferred dividend
 requirement...................        (7)      (7)          (9)          (7)
                                  -------  -------      -------      -------
Net income applicable to Common
 shares........................   $   282  $ 7,591      $ 5,112      $17,204
                                  =======  =======      =======      =======
Earnings Per Share
Net income applicable to Common
 shares........................   $   .07  $  1.96      $  1.32      $  3.70
                                  =======  =======      =======      =======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

  In the first quarter of 1999, a gain on sale of real estate of $1.9 million was recognized on the sale of Mariner's Pointe Apartments. In the second quarter, a gain on sale of real estate of $8.7 million was recognized on the sale of the 74 New Montgomery Office Building and TCI's share of a gain recognized by an equity investee on the sale of a shopping center. In the third quarter, gains on sale of real estate totaling $7.5 million were recognized on the sale of Parke Long Industrial Warehouse, Republic land and TCI's share of a gain recognized by an equity investee on the sale of a shopping center. In the fourth quarter, gains on sale of real estate totaling $22.5 million were recognized on the sale of the Corporate Center Industrial Warehouse, Laws land, Moss Creek land, Spa Cove Apartments, Woods Edge Apartments, Sullyfield Industrial Warehouse and TCI's share of a gain recognized by an equity investee on the sale of an office building. See NOTE
3. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE
ENTITIES."

NOTE 20. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

  The Olive Amendment provided that TCI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

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

  The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling has been appealed by TCI and IORI.

  Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2001, due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of TCI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

  Other Litigation. TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 21. SUBSEQUENT EVENTS

  In February 2001, TCI entered into a joint venture to invest in the construction and part ownership of a 165 room hotel in Wroclaw, Poland. TCI will invest 4.0 million Euro dollars ($3.7 million) and guarantee a 16 million Euro dollars ($15.0 million) mortgage loan for the project. TCI will hold a 66.7% interest. Completion of the hotel is scheduled for December 2001.

  In the first quarter of 2001, TCI sold the following properties:

                                             Units/     Sales  Net Cash    Debt    Gain on
Property                    Location      Sq.Ft./Acres  Price  Received Discharged  Sale
--------                 --------------- -------------- ------ -------- ---------- -------
Apartments
Heritage................ Tulsa, OK            136 Units $3,100   $206     $1,948   $1,575
Forest Ridge............ Denton, TX            56 Units  2,000    682      1,151    1,014
Park at Colonnade....... San Antonio, TX      211 Units  5,800    927      4,066    1,603
Industrial Warehouse
Zodiac(1)............... Dallas, TX      35,935 Sq. Ft.    762    183        564      167
Land
McKinney 36............. McKinney, TX        1.82 Acres    476    476        --       355

--------
(1) Part of the Kelly Portfolio of warehouses.

                                                                    SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

                                                      Cost Capitalized
                                                       Subsequent to             Gross Amounts of Which
                                   Initial Cost         Acquisition              Carried at End of Year
                                ------------------- --------------------       ---------------------------
                                        Building &                                     Building &    (1)   Accumulated
Property/Location  Encumbrances  Land  Improvements Improvements  Other         Land  Improvements  Total  Depreciation
-----------------  ------------ ------ ------------ ------------ -------       ------ ------------ ------- ------------
                                                                        (dollars in thousands)
Held for
Investment:
Apartments
4242 Cedar
Springs, Dallas,
TX..............     $ 1,329    $  372   $ 1,117      $    51    $  (200)(/2/) $  372    $  968    $ 1,340    $  268
4400, Midland,
TX..............       1,090       349     1,396          --         --           349     1,396      1,745        93
Apple Lane,
Lawrence, KS....         981       168     1,510          --         --           168     1,510      1,678        38
Arbor Point,
Odessa, TX......       1,565       321     1,285          526        --           321     1,811      2,132       518
Ashton Way,
Midland, TX.....       1,090       384     1,536           52        --           384     1,588      1,972       125
Autumn Chase,
Midland, TX.....         928       141     1,265          --         --           141     1,265      1,406        24
Bent Tree,
Addison, TX.....       6,112     1,702     6,808           85        --         1,702     6,893      8,595       555
Camelot, Largo,
FL..............       3,800     1,230     2,870          235       (281)(/2/)  1,230     2,824      4,055       647
Carseka, Los
Angeles, CA.....       1,478       460     1,840          119        --           460     1,959      2,419       263
Cliffs of
Eldorado,
McKinney, TX....      10,547     2,647    10,589          --         --         2,647    10,589     13,236       596
Country
Crossings,
Tampa, FL.......       3,807       772     2,444          196       (358)(/2/)    772     2,282      3,054       625
Coventry,
Midland, TX.....       1,238       236       369          184        --           236       553        789       174
El Chapparal,
San Antonio,
TX..............       4,238       279     2,821          574       (330)(/2/)    279     3,065      3,344     1,439
Fairway View
Estates, El
Paso, TX........       3,510       548     4,935          260        --           548     5,195      2,042       283
Fairways,
Longview, TX....       1,928       657     1,532          119       (266)(/2/)    657     1,385      5,744       397
Fontenelle
Hills, Bellevue,
NE..............      12,513     1,320    11,883          394     (1,360)(/2/)  1,320    10,917     12,327       910
Forest Ridge,
Denton, TX......       1,155       212       849           85       (137)(/2/)    212       797      1,009       259
Fountain Lake,
Texas City, TX..       2,508       861     2,585           19       (254)(/2/)    861     2,350      3,211       445
Fountains of
Waterford,
Midland, TX.....         482       311     1,243        1,538        --           311     2,781      3,092       662
Gladstell
Forest, Conroe,
TX..............       2,455       504     2,015          190        --           504     2,205      2,709       393
Glenwood,
Addison, TX.....       2,576       877     3,506           37       (370)(/2/)    877     3,173      4,050       363
Grove Park,
Plano, TX.......       4,610       942     3,767           54       (447)(/2/)    942     3,374      4,316       439
Harper's Ferry,
Lafayette, LA...       1,768       349     1,398          223        --           349     1,621      1,970       472
Heritage, Tulsa,
OK..............       1,948       148       839           83       (300)(/4/)     88       682        771       183
Heritage on the
River,
Jacksonville,
FL..............       7,761     2,070     6,211          296       (719)(/2/)  2,070     5,788      7,858       972
Hunters Glen,
Midland, TX.....       1,895       519     2,075          321        --           519     2,396      2,915       297
In the Pines,
Gainesville,
FL..............       5,619     1,288     5,154          496       (573)(/2/)  1,288     5,077      6,365     1,212
Limestone
Canyon, Austin,
TX..............      13,000     1,998       --        11,470      1,895 (/5/)  1,998    13,365     16,140       354
Madison at Bear
Creek, Houston,
TX..............       3,475       738     2,950           86       (286)(/2/)    738     2,750      3,488       328
McCallum
Crossing,
Dallas, TX......       8,167     2,005     6,017           95       (653)(/2/)  2,005     5,459      7,464     1,064
McCallum Glen,
Dallas, TX......       5,031     1,257     5,027           96       (488)(/2/)  1,257     4,635      5,892       727
                                           Life on
                                            Which
                                         Depreciation
                                          In Latest
                                         Statement of
                     Date of      Date   Operation is
Property/Location  Construction Acquired   Computed
-----------------  ------------ -------- ------------
Held for
Investment:
Apartments
4242 Cedar
Springs, Dallas,
TX..............         1984    06/92    5-40 years
4400, Midland,
TX..............         1981    04/98      40 years
Apple Lane,
Lawrence, KS....         1989    01/00      40 years
Arbor Point,
Odessa, TX......         1975    08/96    5-40 years
Ashton Way,
Midland, TX.....         1978    04/98    5-40 years
Autumn Chase,
Midland, TX.....         1985    04/00      40 years
Bent Tree,
Addison, TX.....         1979    01/98    5-40 years
Camelot, Largo,
FL..............         1975    08/93    5-40 years
Carseka, Los
Angeles, CA.....         1971    11/96    5-40 years
Cliffs of
Eldorado,
McKinney, TX....         1997    10/98      40 years
Country
Crossings,
Tampa, FL.......         1973    04/93    5-40 years
Coventry,
Midland, TX.....         1977    08/96    5-40 years
El Chapparal,
San Antonio,
TX..............         1963    01/88    5-40 years
Fairway View
Estates, El
Paso, TX........         1977    03/99      40 years
Fairways,
Longview, TX....         1980    03/93    5-40 years
Fontenelle
Hills, Bellevue,
NE..............    1971/1975    04/98    5-40 years
Forest Ridge,
Denton, TX......         1975    11/91    5-40 years
Fountain Lake,
Texas City, TX..         1975    12/94    5-40 years
Fountains of
Waterford,
Midland, TX.....         1977    05/98    5-40 years
Gladstell
Forest, Conroe,
TX..............         1985    06/95    5-40 years
Glenwood,
Addison, TX.....         1975    11/96    5-40 years
Grove Park,
Plano, TX.......         1979    06/96    5-40 years
Harper's Ferry,
Lafayette, LA...         1972    02/92    5-40 years
Heritage, Tulsa,
OK..............         1966    05/90    5-40 years
Heritage on the
River,
Jacksonville,
FL..............         1973    12/95    5-40 years
Hunters Glen,
Midland, TX.....         1982    01/98    5-40 years
In the Pines,
Gainesville,
FL..............         1972    12/94    5-40 years
Limestone
Canyon, Austin,
TX..............         1997    07/98      40 years
Madison at Bear
Creek, Houston,
TX..............         1975    01/97    5-40 years
McCallum
Crossing,
Dallas, TX......         1985    03/94    5-40 years
McCallum Glen,
Dallas, TX......         1986    07/95    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

                                                     Cost Capitalized
                                                      Subsequent to             Gross Amounts of Which
                                   Initial Cost        Acquisition              Carried at End of Year
                                ------------------ --------------------       ---------------------------
                                       Building &                                     Building &    (1)   Accumulated
Property/Location  Encumbrances Land  Improvements Improvements  Other         Land  Improvements  Total  Depreciation
-----------------  ------------ ----- ------------ ------------ -------       ------ ------------ ------- ------------
                                                                        (dollars in thousands)
Mountain Plaza,
El Paso, TX.....      $4,363    $ 837    $3,347       $  139    $   --        $  837   $ 3,486    $ 4,323    $  310
Oak Park IV,
Clute, TX.......         --       224       674           27        (95)(/2/)    224       606        830       134
Oak Run,
Pasadena, TX....       4,408      788     3,152           78       (370)(/2/)    788     2,860      3,647       352
Paramount
Terrace,
Amarillo, TX....       2,846      340     3,061          --         --           340     3,061      3,402        51
Park at
Colonnade, San
Antonio, TX.....       4,074      887     3,546          384       (329)(/2/)    887     3,601      4,488       653
Park Lane,
Dallas, TX......       1,119      175       978          112       (187)(/2/)    175       903      1,078       334
Plantation,
Tulsa, OK.......       1,993      344     3,096          --         --           344     3,096      3,440        84
Primrose,
Bakersfield,
CA..............       2,983      428     3,852          --         --           428     3,852      4,280        72
Quail Creek,
Lawrence, KS....       2,223      343     3,090          --         --           343     3,090      3,434        90
Quail Oaks,
Balch Springs,
TX..............       1,220       90     2,160          152       (187)(/2/)     90     2,125      2,215       954
Sandstone, Mesa,
AZ..............       5,701    1,656     6,625           95        --         1,656     6,720      8,376       586
Somerset, Texas
City, TX........       3,056      936     2,811          158       (452)(/2/)    936     2,517      3,452       583
South Cochran,
Los Angeles,
CA..............       1,891      540     2,162           56        --           540     2,218      2,759       534
Southgate,
Odessa, TX......       1,803      335     1,338          318        --           335     1,656      1,991       372
Southgreen,
Bakersfield,
CA..............       2,452      755     3,021          --         --           755     3,021      3,776       158
Stone Oak, San
Antonio, TX.....       2,930      649     2,598          263       (409)(/2/)    649     2,452      3,101       892
Summerfield,
Orlando, FL.....       4,590    1,175     4,698          136        --         1,175     4,834      6,009       841
Summerstone,
Houston, TX.....       5,230    1,155     4,618          272        --         1,155     4,890      6,045       955
Sunchase,
Odessa, TX......       2,064      742     2,967          458        --           742     3,425      4,167       480
Sunset Lake,
Waukegan, IL....       7,363    1,626     6,544          593     (1,060)(/2/)  1,626     6,077      7,703     1,465
Terrace Hills,
El Paso, TX.....       6,300    1,286     5,145          167        --         1,310     5,288      6,598       531
Timbers, Tyler,
TX..............       1,707      497     1,988          --         --           497     1,988      2,485       153
Trails at
Windfern,
Houston, TX.....       3,737      870     3,479           63       (436)(/2/)    870     3,106      3,976       339
Treehouse,
Irving, TX......       2,651      716     2,865          260        --           716     3,125      3,841       419
Westwood,
Odessa, TX......         --        85       341          108        --            85       449        534       117
Willow Creek, El
Paso, TX........       1,720      608     1,832           76       (156)(/2/)    608     1,752      2,359       337
Will-O-Wick,
Pensacola, FL...       3,154      747     2,990          174       (281)(/2/)    747     2,883      1,499       519
Willow Wick,
North Augusta,
SC..............       2,007      324     1,305           39       (170)(/2/)    324     1,174      3,630       190
Woodview,
Odessa, TX......       2,119      716     2,864          102        --           716     2,966      3,682       230
Office Buildings
1010 Commons,
New Orleans,
LA..............       8,425      143    15,011       14,701     (1,218)(/2/)  2,113    26,524     28,637     1,334
225 Baronne, New
Orleans, LA.....       7,400    1,162    10,457        5,655     (1,293)(/2/)  1,162    14,820     15,982     1,648
                                           Life on
                                            Which
                                         Depreciation
                                          In Latest
                                         Statement of
                     Date of      Date   Operation is
Property/Location  Construction Acquired   Computed
-----------------  ------------ -------- ------------
Mountain Plaza,
El Paso, TX.....         1972    01/98    5-40 years
Oak Park IV,
Clute, TX.......         1981    06/94    5-40 years
Oak Run,
Pasadena, TX....         1982    12/96    5-40 years
Paramount
Terrace,
Amarillo, TX....         1983    05/00      40 years
Park at
Colonnade, San
Antonio, TX.....         1975    07/96    5-40 years
Park Lane,
Dallas, TX......         1972    12/90    5-40 years
Plantation,
Tulsa, OK.......         1968    12/99      40 years
Primrose,
Bakersfield,
CA..............         1979    04/00      40 years
Quail Creek,
Lawrence, KS....         1969    01/00      40 years
Quail Oaks,
Balch Springs,
TX..............         1982    02/87    5-40 years
Sandstone, Mesa,
AZ..............         1986    10/97    5-40 years
Somerset, Texas
City, TX........         1985    12/93    5-40 years
South Cochran,
Los Angeles,
CA..............         1928    05/91    5-40 years
Southgate,
Odessa, TX......         1976    08/96    5-40 years
Southgreen,
Bakersfield,
CA..............         1985    12/98      40 years
Stone Oak, San
Antonio, TX.....         1978    03/90    5-40 years
Summerfield,
Orlando, FL.....         1971    11/94    5-40 years
Summerstone,
Houston, TX.....         1984    12/93    5-40 years
Sunchase,
Odessa, TX......         1981    10/97    5-40 years
Sunset Lake,
Waukegan, IL....         1969    09/94    5-40 years
Terrace Hills,
El Paso, TX.....         1985    03/97    5-40 years
Timbers, Tyler,
TX..............         1973    12/97      40 years
Trails at
Windfern,
Houston, TX.....         1975    05/97    5-40 years
Treehouse,
Irving, TX......         1974    05/97    5-40 years
Westwood,
Odessa, TX......         1977    08/96    5-40 years
Willow Creek, El
Paso, TX........         1972    05/94    5-40 years
Will-O-Wick,
Pensacola, FL...         1974    05/95    5-40 years
Willow Wick,
North Augusta,
SC..............         1968    09/94    5-40 years
Woodview,
Odessa, TX......         1974    05/98    5-40 years
Office Buildings
1010 Commons,
New Orleans,
LA..............         1971    03/98    5-40 years
225 Baronne, New
Orleans, LA.....         1960    03/98    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

                                                      Cost Capitalized
                                                       Subsequent to              Gross Amounts of Which
                                   Initial Cost         Acquisition               Carried at End of Year
                                ------------------- --------------------        ---------------------------
                                        Building &                                      Building &    (1)   Accumulated
Property/Location  Encumbrances  Land  Improvements Improvements  Other          Land  Improvements  Total  Depreciation
-----------------  ------------ ------ ------------ ------------ -------        ------ ------------ ------- ------------
                                                                        (dollars in thousands)
4135 Beltline,
Addison, TX.....     $ 3,500    $  476   $ 4,280       $  --     $   --         $  476   $ 4,280    $ 4,756    $  229
9033 Wilshire
Blvd., Los
Angeles, CA.....       6,819       956     8,609          --         --            956     8,608      9,564       161
Ambulatory
Surgery Center,
Sterling, VA....       6,802       908     8,170          --         --            908     8,170      9,078        51
AMOCO, New
Orleans, LA.....      15,000       895     3,582        6,082     (1,149)(/2/)   1,233     8,177      9,410     2,872
Atrium, Palm
Beach, FL.......       3,959     1,147     4,590          141        --          1,147     4,731      5,878       321
Bay Plaza,
Tampa, FL.......       2,661       895     3,582          213       (384)(/2/)     895     3,410      4,305       388
Bay Plaza II,
Tampa, FL.......       3,600       506     4,550          --         --            506     4,550      5,055        66
Bonita Plaza,
Bonita, CA......       4,999     1,168     4,670          984        --          1,168     5,654      6,822       681
Brandeis, Omaha,
NE..............       8,750     1,451    13,061          --         --          1,451    13,061     14,512        49
Chesapeake
Center, San
Diego, CA.......       2,389       546     5,013          438        --            546     5,451      5,997       192
Corporate Point,
Chantilly, VA...       3,862       830     3,321          871        --            830     4,193      5,022       958
Countryside
Retail Center,
Sterling, VA....      21,307     2,088    18,791          --             (/11/)  2,088    18,791     20,879       117
Daley Plaza, San
Diego, CA.......       3,378       973     3,889          678        --            973     4,567      5,540       476
Durham Center,
Durham, NC......      14,419     4,233    16,932        1,496     (1,362)(/2/)   4,233    17,066     21,299     1,699
Eton Square,
Tulsa, OK.......      10,351     1,469    13,219          183        --          1,469    13,403     14,872       423
Forum, Richmond,
VA..............       5,266     1,360     5,439        1,043        --          1,360     6,482      7,842     1,910
Harmon,
Sterling, VA....       8,132     1,054     9,487          --         --          1,054     9,487     10,541        59
Hartford,
Dallas, TX......         --        630     2,520          845        --            630     3,365      3,995       820
Institute Place
Lofts, Chicago,
IL..............       5,819       665     7,057          560        --            665     7,617      8,282     4,102
Jefferson,
Washington, DC..       9,846     2,774    11,096        1,009       (883)(/2/)   2,774    11,222     13,996     1,419
Lexington
Center, Colorado
Springs, CO.....       4,223     1,103     4,413          471        --          1,103     4,884      5,987       573
Mimado,
Sterling, VA....         --        582     5,236          --         --            582     5,236      5,818        33
NASA, Houston,
TX..............         --        410     3,319         (745)      (272)(/2/)     172     2,540      2,712     1,518
One
Steeplechase,
Sterling, VA....       7,993     1,380     5,520        2,807         72 (/5/)   1,380     8,399      9,778     3,032
Parkway North,
Dallas, TX......       3,900     1,173     4,692          833        --          1,173     5,524      6,697       537
Plaza Towers,
St. Petersburg,
FL..............       7,149     1,760    12,617        7,299     (4,379)(/3/)   1,241    16,056     17,297     9,930
Remington Tower,
Tulsa, OK.......       3,541       480     4,351          126        --            480     4,477      4,957       156
Savings of
America,
Houston, TX.....       1,222       338     1,353          617        --            338     1,971      2,309       409
Signature
Athletic Club,
Dallas, TX......       2,633     1,075     2,921          849       (439)(/2/)   1,075     3,331      4,406       320
Valley Rim, San
Diego, CA.......       3,586     1,078     4,311           38        --          1,078     4,349      5,427       287
Venture Center,
Atlanta, GA.....       2,677       411     2,746          421        --            411     3,167      3,578     1,066
View Ridge, San
Diego, CA.......       1,294       393     1,572          147        --            393     1,719      2,112       138
                                           Life on
                                            Which
                                         Depreciation
                                          In Latest
                                         Statement of
                     Date of      Date   Operation is
Property/Location  Construction Acquired   Computed
-----------------  ------------ -------- ------------
4135 Beltline,
Addison, TX.....    1981/1982    06/99      40 years
9033 Wilshire
Blvd., Los
Angeles, CA.....         1957    04/00    5-40 years
Ambulatory
Surgery Center,
Sterling, VA....                 07/00      40 years
AMOCO, New
Orleans, LA.....         1974    06/97    5-40 years
Atrium, Palm
Beach, FL.......         1985    06/98      40 years
Bay Plaza,
Tampa, FL.......         1988    07/97    5-40 years
Bay Plaza II,
Tampa, FL.......         1985    06/00      40 years
Bonita Plaza,
Bonita, CA......         1991    09/97    5-40 years
Brandeis, Omaha,
NE..............         1921    11/00      40 years
Chesapeake
Center, San
Diego, CA.......         1984    07/99      40 years
Corporate Point,
Chantilly, VA...         1992    10/94    5-40 years
Countryside
Retail Center,
Sterling, VA....                 09/00      40 years
Daley Plaza, San
Diego, CA.......         1981    05/98    5-40 years
Durham Center,
Durham, NC......         1988    07/97    5-40 years
Eton Square,
Tulsa, OK.......         1985    09/99      40 years
Forum, Richmond,
VA..............         1987    10/92    2-40 years
Harmon,
Sterling, VA....                 09/00      40 years
Hartford,
Dallas, TX......         1980    11/94    2-40 years
Institute Place
Lofts, Chicago,
IL..............         1910    01/93    2-40 years
Jefferson,
Washington, DC..         1979    02/97    5-40 years
Lexington
Center, Colorado
Springs, CO.....         1986    12/97    3-40 years
Mimado,
Sterling, VA....                 09/00      40 years
NASA, Houston,
TX..............         1979    10/85    5-40 years
One
Steeplechase,
Sterling, VA....         1987    12/92    5-40 years
Parkway North,
Dallas, TX......         1980    02/98    2-40 years
Plaza Towers,
St. Petersburg,
FL..............         1979    11/85    1-40 years
Remington Tower,
Tulsa, OK.......         1982    09/99      40 years
Savings of
America,
Houston, TX.....         1979    03/97    3-40 years
Signature
Athletic Club,
Dallas, TX......         1985    02/99    5-40 years
Valley Rim, San
Diego, CA.......         1988    07/98    3-40 years
Venture Center,
Atlanta, GA.....         1981    07/89    1-40 years
View Ridge, San
Diego, CA.......         1979    05/98      40 years

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

                                                     Cost Capitalized
                                                      Subsequent to            Gross Amounts of Which
                                   Initial Cost        Acquisition             Carried at End of Year
                                ------------------- ------------------       ---------------------------
                                        Building &                                   Building &    (1)   Accumulated    Date of
Property/Location  Encumbrances  Land  Improvements Improvements Other        Land  Improvements  Total  Depreciation Construction
-----------------  ------------ ------ ------------ ------------ -----       ------ ------------ ------- ------------ ------------
                                                                       (dollars in thousands)
Waterstreet,
Boulder, CO.....     $13,131    $2,605   $10,420       $1,059    $ --        $2,605   $11,479    $14,084    $3,362          1988
Westgrove Air
Plaza, Addison,
TX..............       4,000       501     2,004          290     (945)(/2/)    211     1,961      2,107        66          1982
Windsor Plaza,
Windcrest, TX...         --      1,429     4,441         (458)    (257)(/2/)  1,672     3,483      5,155     2,199          1984
Industrial
Warehouses
5360 Tulane,
Atlanta, GA.....         372        95       514           50      (44)(/2/)     95       520        616       264          1970
5700 Tulane,
Atlanta, GA.....         --        --        --           720     (101)(/2/)    --        619        619        62          1998
Addison Hangar,
Addison, TX.....       1,620       928     1,481           23      --           928     1,504      2,432        47          1992
Addison Hanger
II, Addison,
TX..............         --        --      1,150          --       --           --      1,150      1,150         5          2000
Central Storage,
Dallas, TX......       1,147       464     1,856          426     (138)(/2/)    464     2,144      2,608       463          1966
Encon, Fort
Worth, TX.......       3,500       984     3,934          --       --           984     3,935      4,919       320          1958
Kelly, Dallas,
TX..............       4,995     1,136     4,856          473     (486)(/2/)  1,136     4,843      5,979     1,232     1966/1973
McLeod, Orlando,
FL..............       2,047       673     2,693          485     (511)(/2/)    673     2,667      3,340       669          1985
Ogden, Ogden,
UT..............         --         52     1,568          218      (70)(/2/)     52     1,716      1,768       639          1979
Space Center,
San Antonio,
TX..............       1,116       247     1,332          135     (131)(/2/)    247     1,337      1,584       659          1970
Technology
Trading,
Sterling, VA....       6,255     1,199     4,796        1,226      --         1,199     6,022      7,221     1,245          1987
Texstar,
Arlington, TX...       1,255       333     1,331          216      --           333     1,547      1,880       345          1967
Tricon, Atlanta,
GA..............       9,826     2,761     6,442        1,723      --         2,761     8,165     10,926     2,438          1971
Shopping Centers
Dunes Plaza,
Michigan City,
IN..............       3,197     1,230     5,430        2,083     (482)(/6/)  1,343     6,919      8,262     2,082          1978
K-Mart, Cary,
NC..............       1,852     1,358     1,157          162      --         1,358     1,319      2,677        88          1981
Parkway Center,
Dallas, TX......       1,725       273     1,876          444      --           273     2,319      2,592       933          1979
Plaza on Bachman
Creek, Dallas,
TX..............       2,312       734     2,935        1,031      --           731     3,969      4,700       385          1986
Promenade,
Highlands Ranch,
CO..............       7,388     1,749     6,995           82     (679)(/2/)  1,749     6,398      8,147       932          1985
Sadler Square,
Amelia Island,
FL..............       2,851       679     2,715          134      --           679     2,849      3,528       619          1987
Sheboygan,
Sheboygan, WI...         599       242     1,371           45      --           242     1,416      1,657       298          1977
Hotels
Brompton,
Chicago, IL.....       2,345       572     2,365        1,419      --           572     3,786      4,357       262          1995
City Suites,
Chicago, IL.....       3,913       950     3,847        1,028      --           950     4,875      5,825       449          1995
Majestic Inn,
San Francisco,
CA..............       5,449     1,139     4,555        1,149      --         1,139     5,703      6,842     1,860          1902
Surf, Chicago,
IL..............       3,886       945     3,851        1,179      --           945     5,030      5,975       496          1995
                              Life on
                               Which
                            Depreciation
                             In Latest
                            Statement of
                     Date   Operation is
Property/Location  Acquired   Computed
-----------------  -------- ------------
Waterstreet,
Boulder, CO.....    09/91    2-40 years
Westgrove Air
Plaza, Addison,
TX..............    10/97    5-40 years
Windsor Plaza,
Windcrest, TX...    11/86    5-40 years
Industrial
Warehouses
5360 Tulane,
Atlanta, GA.....    11/97    5-40 years
5700 Tulane,
Atlanta, GA.....    11/97      40 years
Addison Hangar,
Addison, TX.....    12/99      40 years
Addison Hanger
II, Addison,
TX..............    12/99      40 years
Central Storage,
Dallas, TX......    04/96    5-40 years
Encon, Fort
Worth, TX.......    10/97      40 years
Kelly, Dallas,
TX..............    03/95    5-40 years
McLeod, Orlando,
FL..............    09/94    5-40 years
Ogden, Ogden,
UT..............    01/86    5-40 years
Space Center,
San Antonio,
TX..............    11/97    5-40 years
Technology
Trading,
Sterling, VA....    12/93    3-40 years
Texstar,
Arlington, TX...    12/93    5-40 years
Tricon, Atlanta,
GA..............    02/93    2-40 years
Shopping Centers
Dunes Plaza,
Michigan City,
IN..............    03/92    5-40 years
K-Mart, Cary,
NC..............    08/98      40 years
Parkway Center,
Dallas, TX......    11/91    1-40 years
Plaza on Bachman
Creek, Dallas,
TX..............    03/98    5-40 years
Promenade,
Highlands Ranch,
CO..............    07/96    5-40 years
Sadler Square,
Amelia Island,
FL..............    11/93    3-40 years
Sheboygan,
Sheboygan, WI...    05/92      40 years
Hotels
Brompton,
Chicago, IL.....    12/98    5-40 years
City Suites,
Chicago, IL.....    12/98    5-40 years
Majestic Inn,
San Francisco,
CA..............    12/90    2-40 years
Surf, Chicago,
IL..............    12/98    5-40 years

                                                                    SCHEDULE III
                                                                     (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

                                                        Cost Capitalized
                                                          Subsequent to                     Gross Amounts of Which
                                    Initial Cost           Acquisition                      Carried at End of Year
                                --------------------- ---------------------             ------------------------------
                                          Building &                                              Building &    (1)
Property/Location  Encumbrances   Land   Improvements Improvements  Other                 Land   Improvements  Total
-----------------  ------------ -------- ------------ ------------ --------             -------- ------------ --------
                                                                            (dollars in thousands)
Land
1013 Commons,
New Orleans,
LA..............     $    --    $    615   $    --      $    46    $    (36)(/2/)       $    625   $    --    $    625
Alamo Springs,
Dallas, TX......          750      1,385        --          --          --                 1,385        --       1,385
Dominion,
Dallas, TX......          --       3,931        --          --          --                 3,931        --       3,931
Eagle Crest,
Farmers Branch,
TX..............          --       2,500        --          134         --                 2,634        --       2,634
Folsom, Dallas,
TX..............          --       1,781        --          --          --                 1,781        --       1,781
Lamar Parmer,
Austin, TX......        1,030      1,571        --           94         --                 1,665        --       1,665
Las Colinas, Las
Colinas, TX.....          --         995        --            5         --                 1,000        --       1,000
Lemon Carlisle,
Dallas, TX......        1,749      3,576        --           30         --                 3,606        --       3,606
Limestone Canyon
II, Austin, TX..          --         428        --          266         --                   694        --         694
Manhattan,
Farmers Branch,
TX..............          --      11,186        --          --          --                11,186        --      11,186
McKinney 36,
Collin County,
TX..............          957      2,203        --          --         (126)(/2/)          2,077        --       2,077
Red Cross,
Dallas, TX......          --       8,383        --          --          --                 8,383        --       8,383
Sandison, Collin
County, TX......        1,041      5,021        --          --         (392)(/2/)(/10/)    4,629        --       4,629
Solco Allen,
Collin County,
TX..............          305      1,388        --          --          (80)(/2/)          1,308        --       1,308
Stacy Road,
Allen, TX.......        1,347      2,665        --          --         (193)(/2/)          2,472        --       2,472
State Highway
121, Collin
County, TX......          --       4,354        --          --       (2,581)(/2/)(/10/)    1,773        --       1,773
Watters Road,
Collin County,
TX..............          --       1,787        --          --         (200)(/2/)          1,587        --       1,587
West End,
Dallas, TX......        5,944     11,405        --           77      (4,013)(/9/)          7,469                 7,469
Whisenant,
Collin County,
TX..............          133        631        --          --          (59)(/2/)(/10/)      572        --         572
                     --------   --------   --------     -------    --------             --------   --------   --------
Investment
Properties......      497,705    171,134    501,275      85,870     (31,380)             165,684    561,611    727,227
                     --------   --------   --------     -------    --------             --------   --------   --------
Properties Held
for Sale
Land
Fiesta, San
Angelo, TX......          --          44        --          --          --                    44        --          44
Fruitland,
Fruitland Park,
FL..............          --         253        --          --         (100)(/7/)            153        --         153
Moss Creek,
Greensboro, NC..          --          85        --          --          --                    85        --          85
Round Mt,
Austin, TX......          --       5,740        --          --       (4,232)(/2/)(/3/)     1,542        --       1,542
                     --------   --------   --------     -------    --------             --------   --------   --------
Properties Held
for Sale........          --       6,122        --          --       (4,332)               1,824        --       1,824
                     --------   --------   --------     -------    --------             --------   --------   --------
                     $497,705   $177,256   $501,275     $85,870    $(35,640)            $167,508   $561,611   $729,051
                     ========   ========   ========     =======    ========             ========   ========   ========
                                                          Life on
                                                           Which
                                                        Depreciation
                                                         In Latest
                                                        Statement of
                   Accumulated    Date of       Date    Operation is
Property/Location  Depreciation Construction  Acquired    Computed
-----------------  ------------ ------------ ---------- ------------
Land
1013 Commons,
New Orleans,
LA..............     $   --         --            08/98        --
Alamo Springs,
Dallas, TX......         --         --            09/99        --
Dominion,
Dallas, TX......         --         --            03/99        --
Eagle Crest,
Farmers Branch,
TX..............         --         --            05/98        --
Folsom, Dallas,
TX..............         --         --            10/00        --
Lamar Parmer,
Austin, TX......         --         --            01/00        --
Las Colinas, Las
Colinas, TX.....         --         --            01/96        --
Lemon Carlisle,
Dallas, TX......         --         --            02/98        --
Limestone Canyon
II, Austin, TX..         --         --            06/00        --
Manhattan,
Farmers Branch,
TX..............         --         --            02/00        --
McKinney 36,
Collin County,
TX..............         --         --            01/98        --
Red Cross,
Dallas, TX......         --         --            05/99        --
Sandison, Collin
County, TX......         --         --            05/98        --
Solco Allen,
Collin County,
TX..............         --         --            05/98        --
Stacy Road,
Allen, TX.......         --         --            04/97        --
State Highway
121, Collin
County, TX......         --         --            02/97        --
Watters Road,
Collin County,
TX..............         --         --            02/97        --
West End,
Dallas, TX......         --         --            08/97        --
Whisenant,
Collin County,
TX..............         --         --            05/98        --
                   ------------
Investment
Properties......      88,187
                   ------------
Properties Held
for Sale
Land
Fiesta, San
Angelo, TX......         --         --            12/91        --
Fruitland,
Fruitland Park,
FL..............         --         --            05/92        --
Moss Creek,
Greensboro, NC..         --         --            12/96        --
Round Mt,
Austin, TX......         --         --            12/86        --
                   ------------
Properties Held
for Sale........         --
                   ------------
                     $88,187
                   ============

----

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

 (1) The aggregate cost for federal income tax purposes is $777.5 million.
 (2) Purchase accounting basis adjustment.
 (3) Writedown of property to estimated net realizable value.
 (4) Escrow deposits deducted from the basis of the property.
 (5) Construction period interest and taxes.
 (6) Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
 (7) Cash received for easement deducted from the basis of the property.
 (8) The Sandison land is collateralized with the Solco Allen and Whisenant land. All of the land in McKinney and Collin County, Texas is cross-collateralized and cross defaulted.
 (9) Cash received for condemnation of part of property.
(10) Sale of portion of property.
(11) The Countryside Retail Center is collateralized with the Mimado Building.

                                                                    SCHEDULE III
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................. $686,522  $409,986  $331,668
 Additions
  Purchases, improvements and construction........  122,683    76,659   101,510
  Foreclosures....................................      352       --      2,514
  CMET merger.....................................      --    290,415       --
 Deductions
  Sale of real estate.............................  (80,188)  (89,463)  (25,706)
  Sale of foreclosed properties...................     (318)   (1,075)      --
                                                   --------  --------  --------
Balance at December 31,........................... $729,051  $686,522  $409,986
                                                   ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1,............................. $ 84,986  $ 61,241  $ 56,837
 Additions
  Depreciation....................................   19,702    11,702    10,691
  CMET merger.....................................      --     31,628       --
 Deductions
  Sale of real estate.............................  (16,501)  (19,585)   (6,287)
                                                   --------  --------  --------
Balance at December 31,........................... $ 88,187  $ 84,986  $ 61,241
                                                   ========  ========  ========

                                                                     SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2000

                                                                                                Principal Amount of
                                                                                     Carrying     Loans Subject to
                          Interest Maturity  Periodic Payment    Prior  Face Amount Amounts of  Delinquent Principal
      Description           Rate     Date          Terms         Liens  of Mortgage Mortgage(1)     of Interest
      -----------         -------- -------- ------------------- ------- ----------- ----------- --------------------
                                                                               (dollars in thousands)
FIRST MORTGAGE LOANS
Town and Country             8.5%   12/01   Interest only       $   --    $1,230      $1,230           $ --
 Business Park..........                    payments of $8,307
 Secured by an office                       due monthly.
 building in Houston,
 TX.

WRAPAROUND MORTGAGE
 LOANS
Pinemont................   10.40%   07/08   Monthly principal       367      467         389             --
 Secured by an office                       and interest
 building in Houston,                       payments of $6,281.
 TX.

JUNIOR MORTGAGE LOANS
Country Elms............    8.00%   05/02   Monthly principal       --       380         180             --
 Secured by mobile home                     and interest
 park in Galesburg, IL.                     payments of $3,154.

JNC Enterprises.........    18.0%   06/01   Interest only         8,200    2,500       2,500             --
 Secured by 442 acres of                    payments of $37,500
 unimproved land in                         due monthly.
 Tarrant County, TX and
 1,130 acres of
 unimproved land in
 Denton County, TX and
 26 acres of unimproved
 land in Collin County,
 TX.

ACLP Park Ten...........    16.0%   06/01   Interest only        31,900    3,000       3,000             --
 Secured by 4 office                        payments of $40,000
 buildings in San                           due monthly.
 Antonio, TX

Lincoln Court              Varies   06/04   Two notes bearing       --     1,369       1,369             --
 Apartments.............                    interest at prime
 Secured by apartment                       plus 1%. Interest
 building in Dallas, TX.                    only payments of
                                            $4,683 due monthly.
                                                                -------   ------      ------           -----
                                                                $40,467   $8,946       8,668           $ --
                                                                =======   ======                       =====
Interest................                                                                  41
Allowance for estimated                                                                 (537)
 losses.................
                                                                                      ------
                                                                                      $8,172
                                                                                      ======

-------
(1) The aggregate cost for federal income tax purposes is $8.7 million.

                                                                     SCHEDULE IV
                                                                     (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                      2000     1999     1998
                                                    --------  -------  -------
                                                     (dollars in thousands)
Balance at January 1,.............................. $ 12,061  $ 2,379  $ 4,838
Additions
  New mortgage loans...............................   17,500    9,680      149
  CMET merger......................................      --       631      --
Deductions
  Collections of principal.........................  (20,531)     (37)     (94)
  Foreclosed properties and deeds-in-lieu of
   foreclosure.....................................     (356)     --    (2,514)
  Write off of uncollectible mortgage loans........      --      (575)     --
  Write off of principal due to discount for early
   payoff..........................................       (6)     (17)     --
                                                    --------  -------  -------
Balance at December 31, ........................... $  8,668  $12,061  $ 2,379
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

  TED P. STOKELY: Age 67, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

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

  R. DOUGLAS LEONHARD: Age 64, Director (Independent) (since January 1998).

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

  MARTIN L. WHITE: Age 61, Director (Independent) (since January 1995).

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

  EDWARD G. ZAMPA: Age 65, Director (Independent) (since January 1995).

    General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of IORI.

Board Committees

  The Board of Directors held 17 meetings during 2000. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

  The Board of Directors has an Audit Committee, the function of which is to review TCI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Stokely, Leonhard and White. The Audit Committee met four times during 2000.

  The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

  The following persons currently serve as executive officers of TCI: Karl L. Blaha, President; Mark W. Branigan, Executive Vice President and Chief Financial Officer; Bruce A. Endendyk, Executive Vice President; and David W. Starowicz, Executive Vice President--Acquisitions, Sales and Construction. Their positions with TCI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with TCI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  KARL L. BLAHA: Age 53, President (since September 1999); Executive Vice President--Commercial Asset Management (July 1997 to September 1999); and Executive Vice President and Director of Commercial Management (April 1992 to August 1995).

    President (since September 1999), Executive Vice President- Commercial Asset Management (July 1997 to September 1999) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM and IORI; Director and President (since August 2000) of American Realty Investors, Inc. ("ARI"); Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of American Realty Trust, Inc. ("ART"); Director and President (since 1996) of First Equity Properties, Inc., which is 50% owned by BCM.

  MARK W. BRANIGAN: Age 46, Executive Vice President and Chief Financial Officer (since August 2000), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President-- Residential Asset Management (January 1992 to October 1997).

    Executive Vice President and Chief Financial Officer (since August 2000), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Management (January 1992 to October
  1997) of BCM, ART and IORI; Executive Vice President and Chief Financial Officer (since August 2000) and Director (since September 2000) of ARI; and real estate consultant (November 1997 to July 1999).

  BRUCE A. ENDENDYK: Age 52, Executive Vice President (since January 1995).

    Executive Vice President (since January 1995) of BCM, ART, IORI; Executive Vice President (since August 2000) of ARI; and Management Consultant (November 1990 to December 1994).

  DAVID W. STAROWICZ: Age 45, Executive Vice President--Acquisitions, Sales and Construction (since March 2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001) and Vice President (May 1992 to September 1999).

    Executive Vice President--Acquisitions, Sales and Construction (since March 2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, ART and IORI; Executive Vice President--Commercial Asset Management (since August 2000) of ARI.

Officers

  Although not an executive officer, Robert A. Waldman currently serves as Senior Vice President, Secretary and General Counsel. His position with TCI is not subject to a vote of stockholders. His age, term of service, all positions and offices with TCI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

  ROBERT A. WALDMAN: Age 48, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

    Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of IORI; Senior Vice President, Secretary and General Counsel (since August 2000) of ARI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; and Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994), and Secretary (since November 1989) of BCM.

  In addition to the foregoing officers, TCI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, the Directors, executive officers, and any persons holding more than ten percent of TCI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates during 2000. All of these filing requirements were satisfied by TCI's Directors and executive officers and ten percent holders. In making these statements, TCI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

  Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, TCI's day-to-day operations are performed by BCM under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. BCM also serves as a consultant to the Board in connection with the business plan and investment decisions made by the Board.

  BCM has served as TCI's advisor since March 1989. BCM is a company of which Messrs. Blaha, Branigan, Endendyk and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI.

  On August 18, 2000, the Board of Directors approved the renewal of the Advisory Agreement with BCM. Renewals of the Advisory Agreement with BCM do not require the approval of stockholders but do require Board approval.

  Under the Advisory Agreement, BCM is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and BCM is required to report quarterly to the Board on TCI's performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to BCM by the Board.

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

  Under the Advisory Agreement, BCM or an affiliate of BCM also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of TCI's Board of Directors. No fee shall be paid on loan extensions.

  Under the Advisory Agreement, BCM receives reimbursement of certain expenses incurred by it in the performance of advisory services.

  Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. BCM was not required to refund any of the 2000 advisory fee under this provision.

  Additionally, if management were to request that BCM render services to TCI other than those required by the Advisory Agreement, BCM or an affiliate of BCM separately would be compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", TCI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide property management services for TCI's properties. Also as discussed below, under "Real Estate Brokerage" TCI has engaged, on a non-exclusive basis, Regis Realty, Inc. ("Regis"), a related party, to perform brokerage services for TCI.

  BCM may assign the Advisory Agreement only with the prior consent of TCI.

  The directors and principal officers of BCM are set forth below.

    Mickey N. Phillips:          Director
    Ryan T. Phillips:            Director
    Karl L. Blaha:               President
                                 Executive Vice President and Chief Financial
    Mark W. Branigan:            Officer
                                 Executive Vice President--Marketing and
    Rick D. Conley:              Promotion
    Bruce A. Endendyk:           Executive Vice President
                                 Executive Vice President--Acquisitions, Sales
    David W. Starowicz:          and Construction
    Dan S. Allred:               Senior Vice President--Land Development
    Michael E. Bogel:            Senior Vice President--Project Manager
                                 Senior Vice President, Secretary and General
    Robert A. Waldman:           Counsel

  Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI.

Property Management

  Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to TCI at various rates. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty Services, Inc. ("GS Realty"), a related party, which is a company not affiliated with either Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of 52 of TCI's commercial properties, its four hotels and the commercial property owned by a real estate partnership in which TCI and IORI are partners to Regis, a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

Real Estate Brokerage

  Regis also provides real estate brokerage services to TCI (on a non-exclusive basis). Regis is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis or affiliates; (2) maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3% would be paid to Regis or affiliates; (3) maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2% would be paid to Regis or affiliates; and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Regis or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

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

  The only remuneration paid by TCI is to the Directors who are not officers or directors of BCM or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed,
(4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

  Each Independent Director receives compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $3,000 per year. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as Director, plus reimbursement of expenses.

  During 2000, $199,000 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 2000 through December 31, 2000, and 2000 special service fees as follows: Richard W. Douglas, $15,000; Larry E. Harley, $15,000; R. Douglas Leonhard, $34,000; Murray Shaw, $34,000; Ted P. Stokely, $36,000; Martin L. White, $34,000; and Edward G. Zampa, $33,000.

Director's Stock Option Plan

  TCI has established a Director's Stock Option Plan ("Director's Plan") for the purpose of attracting and retaining Directors who are not officers or employees of TCI or BCM. The Director's Plan provides for the grant of options that are exercisable at fair market value of TCI's Common Stock on the date of grant. The Director's Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director will receive options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant.

  As of March 1, 2001, TCI had 140,000 shares of Common Stock reserved for issuance under the Director's Stock Option Plan of which options for 50,000 shares were outstanding.

Performance Graph

  The following performance graph compares the cumulative total stockholder return on TCI's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1995 in TCI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                           COMPARISION OF FIVE YEAR
                            CUMULATIVE TOTAL RETURN



                          1995   1996   1997   1998   1999   2000
                         ------ ------ ------ ------ ------ ------
   TCI                   100.00 113.04 168.76 148.61 153.85 112.58
   DJ Equity Index       100.00 122.02 160.84 200.88 246.53 223.68
   DJ Real Estate Index  100.00 134.61 158.95 125.39 118.72 151.39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of the close of business on March 2, 2001.

                             Amount and
                               Nature
                                 of          Percent of
   Name and Address of       Beneficial        Class
   Beneficial Owner          Ownership         (/1/)
   -------------------       ----------      ----------
   American Realty
    Investors, Inc. .......  2,135,400          24.7%
   1800 Valley View Lane
   Suite 300
   Dallas, Texas 75234

   Gotham Partners, LP. ...  1,858,900(/2/)     21.5%
   110 East 42nd Street
   10th Floor
   New York, New York 10017

   Basic Capital Manage-
    ment, Inc. ............  1,163,676          13.5%
   1800 Valley View Lane
   Suite 300
   Dallas, Texas 75234

--------
(1) Percentage is based upon 8,636,354 shares of Common Stock outstanding at March 2, 2001.
(2) Includes 1,376,000 shares owned by Gotham Partner, LP, a New York limited partnership, 447,040 shares owned by Gotham International Advisors, LLC, a New York limited liability company and 35,860 shares owned by Gotham Partners II, LP, a New York limited partnership (collectively "Gotham"), which ARI has an option to purchase at any time prior to April 4, 2001.

  Security Ownership of Management. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of TCI as of the close of business on March 2, 2001.

                                                 Amount and Nature
                                                   of Beneficial    Percent of
   Name and Address of Beneficial Owner              Ownership      Class(/1/)
   ------------------------------------          -----------------  ----------
   R. Douglas Leonhard..........................        10,000(/2/)       *
   Ted P. Stokely...............................        10,000(/2/)       *
   Martin L. White..............................        10,000(/2/)       *
   Edward G. Zampa..............................        10,000(/2/)       *
   All Directors and Executive Officers as a
    group (8 individuals).......................     5,234,451(/3/)    60.6%

--------
 * Less than 10%
(1) Percentage is based upon 8,636,354 shares of Common Stock outstanding at March 2, 2001.
(2) Each of Messrs. Leonhard, Stokely, White and Zampa have options to purchase 10,000 shares of Common Stock of TCI which are exercisable within 60 days of March 2, 2001.
(3) Includes 26,475 shares owned by Syntek Asset Management, L.P., 1,163,676 shares owned by BCM and 2,135,400 shares owned by ARI, and 1,858,900 shares owned by Gotham which ARI has an option to purchase at any time prior to April 4, 2001, of which the executive officers of TCI may be deemed to be beneficial owners by virtue of their positions as executive officers or directors of BCM, ART and ARI. The executive officers of TCI disclaim beneficial ownership of such shares. Each of the directors of ARI may be deemed to be beneficial owners of the shares owned by Gotham and ARI by virtue of their positions as directors of ARI. Each of the directors of BCM may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of ARI and BCM disclaim such beneficial ownership. Also includes 50,000 shares which may be acquired by the Directors of TCI pursuant to the Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

  In February 1989, the Board of Directors voted to retain BCM as TCI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Blaha, Branigan, Endendyk, and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, had, until June 2000, substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to TCI.

  Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partners of Triad are Gene E. Phillips and GS Realty, a related party, which is a company not affiliated with either Mr. Phillips or BCM. Triad subcontracts the property-level management and leasing of 52 of TCI's commercial properties, its four hotels and the commercial properties owned by a real estate partnership in which TCI and IORI are partners to Regis, a related party, which is a company owned by GS Realty.

  Regis also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

  The Directors and officers of TCI also serve as directors and officers of IORI. The Directors owe fiduciary duties to IORI as well as to TCI under applicable law. IORI has the same relationship with BCM as TCI. At December 31, 2000, TCI owned approximately 22.8% of the outstanding common shares of IORI. BCM also serves as advisor to ARI. Messrs. Blaha, Branigan, Endendyk and Starowicz serve as executive officers of ARI.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid consultant and since January 1, 1993 as a part-time unpaid consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, a company owned by Gene E. Phillips. The Loan Commitment expired in 1998 and was not renewed. Eldercare filed for bankruptcy protection in May 1995, and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

Related Party Transactions

  Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

  As more fully described in ITEM 2. "PROPERTIES--Real Estate," TCI is a partner with IORI in the Tri-City Limited Partnership and Nakash Income Associates. TCI owns 345,728 shares of IORI's Common Stock, an approximate 22.8% interest.

  At December 31, 2000, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ARI. BCM also serves as advisor to ARI and at March 2, 2001, ARI owned approximately 24.7% of TCI's outstanding Common Stock. At December 31, 2000, the market value of the ARI common shares was $10.1 million. See ITEM 2. "PROPERTIES--Equity Investments in Real Estate Entities."

  In 2000, TCI paid BCM, its affiliates and related parties $10.5 million in advisory and net income fees, $464,000 in mortgage brokerage and equity refinancing fees, $2.7 million in property acquisition fees, $3.2 million in real estate brokerage commissions and $4.3 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $2.1 million.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets--December 31, 2000 and 1999

        Consolidated Statements of Operations--Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

    2. Financial Statement Schedules

        Schedule III--Real Estate and Accumulated Depreciation

        Schedule IV--Mortgage Loans on Real Estate

  All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

    3. Incorporated Financial Statements

        Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000).

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

   3.2   Certificate of Amendment of Articles of Incorporation of
         Transcontinental Realty Investors, Inc., dated October 10, 2000
         (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

   3.3 By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1991).

   3.4 Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative
         Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1998).

   3.5 Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations,
         Restriction and Relative Rights of Series B Cumulative Convertible
         Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2000).

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


                                          Transcontinental Realty Investors,
                                           Inc.


Dated: March 29, 2001
                                                     /s/ Karl L. Blaha

                                          By: _________________________________
                                                       Karl L. Blaha
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          ------                  ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 29, 2001
______________________________________  Director
            Ted P. Stokely

     /s/ R. Douglas Leonhard           Director                     March 29, 2001
______________________________________
         R. Douglas Leonhard

       /s/ Martin L. White             Director                     March 29, 2001
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Director                     March 29, 2001
______________________________________
           Edward G. Zampa

       /s/ Mark W. Branigan            Executive Vice President     March 29, 2001
______________________________________  and Chief Financial
           Mark W. Branigan             Officer (Principal
                                        Financial Officer)