Form 10-Q
period 2001-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2001-05-15
CIK 733590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
                                                           --------------


                         Commission File Number 1-9240
                                                ------


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
           --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                Nevada                                  94-6565852
 ---------------------------------                ---------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)



1800 Valley View Lane, Suite 300, Dallas, Texas               75234
-----------------------------------------------------------------------
     (Address of Principal Executive Office)               (Zip Code)



                                (469)-522-4200
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .  No    .
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                       8,636,185
----------------------------           -------------------------------
          (Class)                      (Outstanding at April 27, 2001)

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         March 31,  December 31,
                                                            2001          2000
                                                         ---------   ----------
                                                         (dollars in thousands,
                                                            except per share)
           Assets
Real estate held for investment.........................  $720,024      $727,227
Less - accumulated depreciation.........................   (91,951)      (88,187)
                                                          --------      --------
                                                           628,073       639,040

Foreclosed real estate held for sale....................     1,824         1,824

Notes and interest receivable
   Performing...........................................    12,313         8,709

Less--allowance for estimated losses....................      (537)         (537)
                                                          --------      --------
                                                            11,776         8,172

Investment in real estate entities......................    16,469        15,464

Cash and cash equivalents...............................    26,743        22,323
Other assets (including $2,800 in 2001 and $14,058 in
 2000 from affiliates and related parties)..............    35,217        45,062
                                                          --------      --------

                                                          $720,102      $731,885
                                                          ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                            March 31,  December 31,
                                                              2001        2000
                                                            --------   -----------
                                                            (dollars in thousands,
                                                               except per share)
     Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable.................................  $491,546      $501,734
Other liabilities (including $367 in 2001 and $1,580 in
 2000 to affiliates and related parties)...................    21,375        23,722
                                                             --------      --------
                                                              512,921       525,456

Commitments and contingencies

Minority interest..........................................     4,332         4,369

Redeemable Preferred Stock
 Series B; $.01 par value; authorized, 300,000
  shares; issued and outstanding 300,000 shares
  (liquidation preference $1,500)..........................     1,350         1,350

Embedded derivative........................................       150           150

Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
    shares; issued and outstanding 5,829
    shares (liquidation preference $583)....................       --            --
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 8,636,340 shares in 2001
 and 8,636,354 in 2000.....................................        86            86
Paid-in capital............................................   278,245       278,245
Accumulated distributions in excess of accumulated
 earnings..................................................   (73,923)      (74,712)
                                                             --------      --------
Unrealized (loss) on marketable equity securities of
 affiliates................................................    (3,059)       (3,059)
                                                             --------      --------

                                                              201,349       200,560
                                                             --------      --------

                                                             $720,102      $731,885
                                                             ========      ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three Months
                                                   Ended March 31,
                                                ----------------------
                                                   2001        2000
                                                ----------  ----------
                                                 (dollars in thousands,
                                                   except per share)
Property revenue
  Rents........................................ $   34,968  $   34,086

Property expense
  Property operations (including $643 in 2001
     and $1,077 in 2000 to affiliates and......     20,247      18,419
     related parties).......................... ----------  ----------

     Operating income..........................     14,721      15,667


Other income
  Interest and other...........................        613         404
  Equity in income (loss) of equity investees....   (1,367)          7
  Gain on sale of real estate....................    6,484       8,951
                                                ----------  ----------
                                                     5,730       9,362

Other expense
  Interest.......................................   11,112      11,214
  Depreciation...................................    5,057       5,261
  Advisory fee to affiliate......................    1,502       1,182
  Net income fee to affiliate....................       26         352
  General and administrative (including $769
     in 2001 and $492 in 2000 to affiliates)...      2,425       2,672
  Minority interest............................         13          (8)
                                                ----------  ----------
                                                    20,135      20,673
                                                ----------  ----------

Net income.....................................        316       4,356
Preferred dividend requirement.................         (7)         (7)
                                                ----------  ----------


Net income applicable to Common shares......... $      309  $    4,349
                                                ==========  ==========


Basic and diluted earnings per share

Net income applicable to Common shares......... $      .04  $      .50
                                                ==========  ==========


Weighted average Common shares used in
  computing earnings per share.................  8,686,346   8,627,545
                                                ==========  ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                       Accumulated
                                    Common Stock                     Distributions   Accumulated
                              ----------------------                  in Excess of     Other
                                                          Paid-in     Accumulated   Comprehensive    Stockholder
                                 Shares      Amount       Capital      Earnings        Income           Equity
                              -----------   ---------   ----------  -------------  -------------    ------------
                                          (dollars in thousands, except per share)

Balance, January 1, 2001....... 8,636,354  $    86     $ 278,245   $  (74,232)       $  (3,059)       $ 200,560


Net income.....................        --       --            --          316               --              316

Fractional shares..............       (14)      --            --           --               --               --

Preferred dividends ($1.25
per share).....................        --       --            --           (7)              --               (7)
                                ---------  -------      --------   ----------        ---------        ---------

Balance, March 31, 2001........ 8,636,340  $    86     $ 278,245   $  (73,923)       $  (3,059)       $ 201,349
                                =========  =======     =========   ==========        =========        =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Three Months
                                                                     Ended March 31,
                                                                  -----------------------
                                                                      2001        2000
                                                                  ----------   ----------
                                                                   (dollars in thousands)
Cash Flows from Operating Activities
      Rents collected.............................................  $ 35,341    $ 33,046
      Interest collected..........................................       216          71
      Interest paid...............................................   (10,631)    (10,679)
      Payments for property operations (including $643 in
             2001 and $1,077 in 2000 to affiliates and related
             parties).............................................   (18,911)    (19,995)
      Advisory and net income fee paid to affiliate...............    (2,563)     (2,330)
      General and administrative expenses paid (including
             $769 in 2001 and $492 in 2000 to affiliates and
             related parties).....................................    (3,039)     (2,295)
      Distributions from operating cash flow of equity
             investees............................................        --          38
      Other.......................................................       207        (889)
                                                                    --------    --------
        Net cash provided by (used in) operating activities.......       620      (3,033)


Cash Flows from Investing Activities
    Collections on notes receivable...............................        17       1,037
    Funding of notes receivable...................................    (3,500)         --
    Acquisition of real estate....................................        --     (16,001)
    Real estate improvements......................................    (1,428)     (3,469)
    Proceeds from sale of real estate.............................    13,099       2,871
    Deposits on pending purchases and financings..................    (1,216)        906
    Contributions to equity investees.............................      (618)        (17)
                                                                    --------    --------
        Net cash provided by (used in) investing activities.......     6,354     (14,673)


Cash Flows from Financing Activities
    Payments on notes payable.....................................   (10,277)     (9,717)
    Proceeds from notes payable...................................       100      19,448
    Distributions from financing cash flow of equity
        investees.................................................        --       1,258
    Deferred financing costs (including $105 in 2000 to
        affiliates and related parties)...........................        --        (172)
    Payments (to) from advisor....................................     7,623      (1,197)
    Dividends to stockholders.....................................        --      (1,560)
    Sale of Common Stock under dividend reinvestment
        plan......................................................        --          19
                                                                    --------    --------
        Net cash provided by (used in) financing
                 activities.......................................    (2,554)      8,079


Net increase (decrease) in cash and cash equivalents..............     4,420      (9,627)
Cash and cash equivalents, beginning of period....................    22,323      41,266
                                                                    --------    --------
Cash and cash equivalents, end of period..........................  $ 26,743    $ 31,639
                                                                    ========    ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                 For the Three Months
                                                                    Ended March 31,
                                                                -----------------------
                                                                  2001         2000
                                                                ----------   ----------
                                                                (dollars in thousands)
Reconciliation of net income to net cash provided by
    (used in) operating activities
Net income....................................................  $      309   $    4,356
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Depreciation and amortization.............................       5,057        5,995
    Gain on sale of real estate...............................      (6,484)      (8,951)
    Equity in (income) loss of equity investees...............       1,367           (7)
    Distributions from operating cash flow of equity
        investees.............................................          --           38
    (Increase) in interest receivable.........................        (121)        (177)
    (Increase) decrease in other assets.......................       2,832         (729)
    Increase (decrease) in interest payable...................           8         (229)
    (Decrease) in other liabilities...........................      (2,348)      (3,329)
                                                                ----------   ----------

       Net cash provided by (used in) operating activities...   $      620       (3,033)
                                                                ==========   ==========

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate..........      $       --   $    3,259

Notes payable assumed by buyer on sale of real estate.....              --        8,652

Limited partnership interest received on sale of real
    estate................................................             550           --





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
------------------------------

TCI is a Nevada corporation and successor to a California business trust which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI also invests in mortgage loans on real estate.

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

Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2.    REAL ESTATE
----------------------

In 2001, TCI purchased the following property:

                                     Units/     Purchase  Net Cash    Debt    Interest  Maturity
Property               Location   Acres/Sq.Ft.   Price      Paid    Incurred    Rate      Date
--------------------  ----------  ------------  --------  --------  --------  --------  --------
Second Quarter
Land
Solco-Valley Ranch    Dallas, TX  6.07 Acres      $1,454    $1,525  $   --          --        --

In the three months ended March 31, 2000, TCI purchased the following properties:

                                                                     Net
                                              Units/     Purchase   Cash      Debt    Interest    Maturity
Property                    Location       Acres/Sq.Ft.   Price     Paid    Incurred    Rate        Date
---------------------  ------------------  ------------  --------  -------  --------  ---------  -----------
Apartments
Quail Creek            Lawrence, KS        95 units       $ 3,250   $1,088    $2,254      7.44%        07/03
Apple Lane             Lawrence, KS        75 units         1,575      595     1,005      8.63         05/07

Land
Netzer                 Collin County, TX   20 acres           400      418        --        --            --
Limestone Canyon II    Austin, TX          17.07 acres      1,500      517     1,030     10.00         12/00/(1)/
Manhattan              Farmers Branch, TX  108.9 acres     10,743    6,144     5,000     14.00         02/01/(2)/
DF Fund                Collin County, TX   79.5 acres       2,545    1,047     1,545     10.00         03/01/(3)/

---------------

(1)    The loan was paid off in March 2001.
(2)    The loan was paid off in June 2000.
(3)    The property was sold in September 2000.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 2.    REAL ESTATE
----------------------

In 2001, TCI sold the following properties:

                                                                   Net
                                         Units/Sq.Ft./   Sales     Cash       Debt     Gain on
Property                   Location          Acres       Price   Received  Discharged    Sale
----------------------  ---------------  -------------  -------  --------  ----------  --------
First Quarter
Apartments
Forest Ridge            Denton, TX       56 Units        $2,000    $  682      $1,151   $1,014
Heritage                Tulsa, OK        136 Units        2,286       206       1,948    1,575
Park at Colonade        San Antonio, TX  211 Units        5,800       927       4,066    1,052*

Industrial Warehouse
Zodiac                  Dallas, TX       35,435 Sq.Ft.      762       183         564      167

Land
McKinney 36             McKinney, TX     1.822 Acres        476       476          --      355
Round Mountain          Austin, TX       110.0 Acres      2,560     2,455          --    1,047

---------------

* Excludes a $550,000 deferred gain from a limited partnership interest in the sold property.

In the three months ended March 31, 2000, TCI sold the following properties:

                                                             Net
                                                   Sales     Cash       Debt     Gain on
Property                 Location        Units     Price   Received  Discharged   Sale
--------------------  ---------------  ---------  -------  --------  ----------  -------
Apartments
Hunters Bend          San Antonio, TX  96 units   $ 1,683    $  418    $1,127 *   $  572
Westgate of Laurel    Laurel, MD      218 units    11,290     2,599     7,525 *    3,575

--------------------

* Debt assumed by purchaser.

NOTE 3.   NOTES AND INTEREST RECEIVABLE
---------------------------------------

In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $47,000 and matures September 2001.

NOTE 4.   INVESTMENT IN REAL ESTATE ENTITIES
--------------------------------------------

In February 2001, TCI entered into a joint venture with UBM Liegenschaftsverwertung GmbH ("UBM"), an Austrian limited liability company, to invest in the construction and ownership of a 165 room hotel in Wroclaw, Poland. UBM will invest 2.0 million Euro dollars ($1.8 million) and TCI will invest 4.0 million Euro dollars ($3.7 million) and guarantee a 16 million Euro dollars ($15.0 million) mortgage loan for the project. TCI contributed 2.0 million Euro dollars ($1.8 million) in

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   INVESTMENT IN REAL ESTATE ENTITIES (Continued)
-------------------------------------------------------

May 2001. TCI will hold a 66.7% interest. Construction for the project began in the fall of 2000 and completion of the hotel is scheduled for December 2001.

In March 2001, in conjunction with the sale of the 211 unit Park at Colonade Apartments in San Antonio, Texas, TCI received a 23% limited partner interest in the acquiring partnership. TCI is to receive payments of $5,000 monthly from the partnership, a $50,000 distribution in June 2001 and its remaining investment in March 2002.

Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI on the equity method.

NOTE 5.   NOTES AND INTEREST PAYABLE
------------------------------------

In 2001, TCI financed the following property:

                                            Debt       Debt     Net Cash  Interest  Maturity
Property           Location     Acres     Incurred  Discharged  Received    Rate      Date
----------------  ----------  ----------  --------  ----------  --------  --------  --------
Second Quarter
Land
Red Cross         Dallas, TX  2.89 Acres    $4,500  $    --       $4,328   12.5% *     10/02

------------------

* Variable rate.

NOTE 6.   OPERATING SEGMENTS
----------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and gains on sales of real estate which totaled $5.7 million and $9.4 million for the first quarter of 2001 and 2000, respectively. Expenses that are not reflected in the segments are general and administrative expenses, and advisory and net income fees which totaled $4.0 million and $4.2 million for the first quarter of 2001 and 2000, respectively. Also excluded from segment assets are assets of $90.2 million at March 31, 2001, and $96.1 million at March 31, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and all business is conducted in the United States.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   OPERATING SEGMENTS (Continued)
----------------------------

Presented below is the operating income of each operating segment for the first quarter of 2001 and 2000, and each segment's assets at March 31.


                                        Commercial
                                Land    Properties  Apartments  Hotels    Total
2001                           -------  ----------  ----------  -------  --------
Rents........................  $   136    $ 17,603    $ 15,899  $ 1,330  $ 34,968
Property operating expenses..      382       9,310       9,357    1,198    20,247
                               -------    --------    --------  -------  --------
Operating income.............     (246)      8,293       6,542      132    14,721

Depreciation.................       --       3,237       1,568      252     5,057
Interest.....................      311       5,939       4,501      361    11,112
Real estate improvements.....       --       1,251          34      143     1,428
Assets.......................   57,853     341,894     210,329   19,821   629,897

                                        Commercial
                                Land    Properties  Apartments            Total
Property Sales                 -------  ----------  ----------           --------
Sales price..................  $ 3,036    $    762   $  10,086           $ 18,884
Cost of sales................    1,634         595       6,445              8,674
                               -------    --------    --------           --------
Gain on sale.................  $ 1,402    $    167    $  3,641           $  5,210*
                               =======    ========    ========           ========

------------------

* Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $1.3 million.

                                        Commercial
2000                            Land    Properties  Apartments  Hotels    Total
                               -------  ----------  ----------  -------  --------
Rents........................  $   161    $ 14,265    $ 19,227  $   433  $ 34,086
Property operating expenses..      155       7,184      11,013       67    18,419
                               -------    --------    --------  -------  --------
Operating income.............  $     6    $  7,081    $  8,214  $   366  $ 15,667
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  2,517    $  2,497  $   247  $  5,261
Interest.....................      875       4,876       5,084      379    11,214
Real estate improvements.....      (65)      2,208         826      500     3,469
Assets.......................   62,516     272,383     258,896   19,954   613,749

 Property Sales                                     Apartments             Total
                                                    ----------           --------
Sales price..................                         $ 12,973           $ 12,973
Cost of sales................                            8,826              8,826
                                                      --------           --------
Gain on sale.................                         $  4,147           $  4,147*
                                                      ========           ========
-----------------------

*  Excludes a $4.8 million gain previously deferred on the sale of land.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.6 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI's right to extend the loans. This dispute is subject to litigation pending in the United States District Court for the Eastern District of Louisiana.

In February 2001, the $3.9 million mortgage loan secured by the 71,000 square foot Parkway North Office building in Dallas, Texas, matured. TCI is in negotiations with the mortgage lender to extend the loan.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

                             ----------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Introduction
------------

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $26.7 million at March 31, 2001, compared with $22.3 million at December 31, 2000. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash from operating activities was $620,000 in the first quarter of 2001, compared to $3.0 million being used in operations in the first quarter of 2000. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $16.4 million in the first quarter of 2001, from $13.1 million in 2000. Of this increase, $897,000 was from increased occupancies at TCI's four hotels, $302,000 was from increased rents and occupancies at TCI's apartments and $960,000 was from increased rental rates and occupancies at TCI's commercial properties, $374,000 was from increased collections on outstanding accounts receivable and $589,000 was from decreases in property taxes.

Interest collected increased to $216,000 in the first quarter of 2001, from $71,000 in 2000. The increase is primarily due to mortgage loans funded in the fourth quarter of 2000.

Interest paid of $10.6 million in the first quarter of 2001 approximated

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

the $10.7 million paid in 2000. Interest payments are expected to remain constant or decline in the remainder of 2001 as TCI selectively sells properties subject to debt.

Advisory and net income fees paid increased to $2.6 million in the first quarter of 2001, from $2.3 million in the first quarter of 2000. The increase was primarily due to the increase in net assets from the prior year.

General and administrative expenses paid increased to $3.0 million in the first quarter of 2001, from $2.3 million in 2000. This increase was mainly due to expenses incurred in 2000 but not paid until 2001.

In the first quarter of 2001, TCI sold three apartments, one warehouse and two parcels of unimproved land for a total of $13.9 million, receiving net cash of $4.9 million, after the payoff of existing debt and the payment of various closing costs.

In the second quarter of 2001, TCI financed a parcel of unimproved land for $4.5 million, receiving $4.3 million in cash after the payment of various closing costs and purchased a 6.07 acre parcel of land in Dallas, Texas, for $1.5 million in cash.

The Board of Directors has approved the repurchase of a total of 1.4 million shares of TCI's Common Stock. Through March 31, 2001, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. No shares have been repurchased under this program since May 1998.

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

Results of Operations
---------------------

TCI had net income of $316,000 in the first quarter of 2001, including gains on sale of real estate totaling $6.5 million, compared to net income of $4.4 million in 2000, including gains on sale of real estate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

totaling $9.0 million. Fluctuations in these and other components of revenues and expense between the 2001 and 2000 periods are discussed below.

Rents in the first quarter of 2001, increased to $35.0 million compared to $34.1 million in 2000. Of the increase, $3.0 million was due to the purchase of 12 income producing properties in 2000, $1.2 million was due to increased rental rates and occupancies at TCI's apartments and office buildings, and $897,000 was due to increases in occupancies at TCI's four hotels. These increases were partially offset by a decrease of $4.3 million due to the sale of 19 income producing properties in 2001 and 2000.

Property operations expense in the first quarter of 2001 increased to $20.2 million from $18.4 million in 2000. Of the increase, $1.9 million was due to the purchase of 12 income producing properties in 2000, $1.2 million was due to increases in hotel operations, $700,000 was due to increased administration expenses at TCI's commercial properties and $290,000 was due to increases in recurring replacements in TCI's apartments. These increases were partially offset by decreases of $2.3 million due to the sale of 19 income producing properties in 2001 and 2000.

Rents and property operating expenses are both expected to decrease as TCI continues to selectively sell properties.

Interest and other income increased to $613,000 in the first quarter of 2001, from $404,000 in 2000. The increase was primarily due to loans funded in the fourth quarter of 2000. Interest income in the remaining quarters of 2001 is expected to approximate that of the first quarter.

In the first quarter of 2001, gains on sale of real estate totaling $6.5 million were recognized, $1.6 million on the sale of the Heritage Apartments, $167,000 on the sale of Zodiac Warehouse, $355,000 on the sale of a tract of the McKinney 36 land parcel, $1.0 million on the sale of Forest Ridge Apartments, $1.1 million on the sale of Park at Colonade Apartments, $1.0 million on the sale of a tract of the Round Mountain land parcel and $1.3 million on gains on sale of real estate from an equity investee.

Interest expense of $11.1 million in the first quarter of 2001, approximated the $11.2 million in 2000. A decrease of $1.4 million in interest expense from the sale of 22 properties subject to debt in 2000 and the first quarter of 2001 was offset by an increase of $1.3 million due to the debt incurred or assumed on the purchase of 14 properties subject to debt in 2000. Interest expense for the remaining quarters of 2001 is expected to decrease from the first quarter due to anticipated selected property sales.

Depreciation expense of $5.1 million in the first quarter of 2001 approximated the $5.3 million in 2000. Decreases in depreciation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------


Results of Operations (Continued)
---------------------

expense from the sale of 19 properties subject to depreciation in 2000 and the first quarter of 2001 being offset by increased depreciation from the 12 properties subject to depreciation purchased in 2000. Depreciation in the remaining quarters of 2001 is expected to decline as TCI selectively sells properties.

Advisory fee increased to $1.5 million in the first quarter of 2001, from $1.2 million in 2000. The increase was due to an increase in TCI's gross assets from the prior year, the basis of such fee. Advisory fees are expected to decrease with decreases in TCI's gross assets.

Net income fee to affiliate was $26,000 in the first quarter of 2001, as compared to $352,000 in 2000. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

General and administrative expenses decreased to $2.4 million in the first quarter of 2001, from $2.7 million in 2000. The decrease was mainly due to a decrease in franchise taxes.

Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI on the Equity method. Equity losses of investees increased to $1.4 million in the first quarter of 2001 from breakeven in 2000. The losses from equity investees is primarily attributed to TCI's accounting for its investment in ARI.

Inflation
---------

The effects of inflation on TCI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, TCI's earnings from short-term investments, and the cost of new financings as well as the cost of variable interest rate debt, will be affected.


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

In the first quarter of 2001, TCI began accounting for its investment in ARI on the equity method.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

At March 31, 2001, TCI's exposure to a change in interest rates on its debt is as follows:


                                        Weighted      Effect of 1%
                                         Average      Increase In
                            Balance   Interest Rate    Base Rates
                           ---------  --------------  ------------

Notes payable:
  Variable rate..........   $131,879           9.01%       $1,319
                           =========                       ======

Total decrease in TCI's
  annual net income......                                  $1,319
                                                           ======

Per share................                                  $  .15
                                                           ======


                           ------------------------


                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

In February 1990, TCI, together with National Income Realty Trust, Continental Mortgage and Equity Trust ("CMET") and Income Opportunity Realty Investors, Inc. ("IORI") three real estate entities which, at the time, had the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

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

In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the Olive Amendment. In January 2000, the

-------------------------


Board engaged another management/compensation consultant to perform the required evaluation again. The evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the Olive Amendment has been fully remedied by the Board's engagement of this second consultant. Although several status conferences on this matter were held, there has been no court order resolving whether there was any breach of the Olive Amendment.

In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provisions of the Modification. The Board believes that the provisions of the Settlement, Modification and the Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by TCI and IORI.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a) Exhibits:

    None


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



Date:       May 15, 2001            By:  /s/ Karl L. Blaha
     --------------------------        --------------------------------
                                       Karl L. Blaha
                                       President



Date:       May 15, 2001            By:  /s/ Mark W. Branigan
     --------------------------        --------------------------------
                                       Mark W. Branigan
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)