Form 10-Q
period 2001-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2001-08-10
CIK 733590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001
                                                            -------------


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



                                (469) 522-4200
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                              8,635,894
----------------------------                 ----------------------------------
          (Class)                               (Outstanding at July 31, 2001)

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,          December 31,
                                                                                  2001                 2000
                                                                               ------------        ------------
                                                                                    (dollars in thousands)
                                     Assets
Real estate held for investment............................................   $    671,099         $    727,227
Less - accumulated depreciation............................................        (87,945)             (88,187)
                                                                               ------------        ------------
                                                                                   583,154              639,040

Foreclosed real estate held for sale.......................................            485                1,824

Notes and interest receivable
Performing.................................................................         11,263                8,709

Less--allowance for estimated losses.......................................           (537)                (537)
                                                                               ------------        ------------
                                                                                    10,726                8,172

Investment in real estate entities.........................................         19,946               15,464

Cash and cash equivalents..................................................         29,717               22,323
Other assets (including $14,658 in 2001 and $10,243 in
 2000 from affiliates and related parties).................................         45,926               45,062
                                                                               ------------        ------------

                                                                              $    689,954         $    731,885
                                                                               ============        ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued


                                                                                 June 30,          December 31,
                                                                                   2001               2000
                                                                               ------------        ------------
                                                                                   (dollars in thousands)
                   Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable.................................................   $    446,535         $    501,734
Other liabilities (including $1,130 in 2001 and $491 in
 2000 to affiliates and related parties)...................................         22,433               23,722
                                                                               ------------        ------------
                                                                                   468,968              525,456

Commitments and contingencies

Minority interest..........................................................          4,294                4,369

Redeemable Preferred Stock
 Series B; $.01 par value; authorized, 300,000
  shares; issued and outstanding 300,000 shares
  (liquidation preference $1,500)..........................................          1,350                1,350

Embedded derivative........................................................            150                  150

Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000
 shares; issued and outstanding 5,829
 shares (liquidation preference $583)......................................             --                   --
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 8,635,894 shares in 2001
 and 8,636,354 in 2000.....................................................             86                   86
Paid-in capital............................................................        278,245              278,245
Accumulated distributions in excess of accumulated
 earnings..................................................................        (60,080)             (74,712)
Unrealized (loss) on marketable equity securities of
 affiliates................................................................         (3,059)              (3,059)
                                                                               ------------        ------------

                                                                                   215,192              200,560
                                                                               ------------        ------------

                                                                               $   689,954         $    731,885
                                                                               ============        ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three                     For the Six
                                                            Months                           Months
                                                        Ended June 30,                   Ended June 30,
                                                 ----------------------------     ---------------------------
                                                    2001             2000            2001             2000
                                                 ----------       ----------      ----------       ----------
                                                           (dollars in thousands, except per share)

Property revenue
 Rents.........................................  $   36,074       $   34,605      $   71,041       $   68,691

Property expense
  Property operations (including
    $1,391 in 2001 and $2,078 in
    2000 to affiliates and related
    parties)...................................      20,194           18,345          40,441           36,763
                                                 ----------       ----------      ----------       ----------
    Operating income...........................      15,880           16,260          30,600           31,928


Other income
  Interest and other...........................         645              588           1,258              992
  Equity (loss) of equity investees............        (999)            (299)         (2,366)            (292)
  Gain on sale of real estate..................      22,265            8,856          28,749           17,807
                                                 ----------       ----------      ----------       ----------
                                                     21,911            9,145          27,641           18,507

Other expense
  Interest.....................................      10,841           11,936          21,953           23,151
  Depreciation.................................       4,992            4,208          10,049            9,469
  Advisory fee to affiliates...................       1,439            1,380           2,941            2,562
  Net income fee to affiliate..................       1,103              400           1,129              752
  Incentive fee paid to affiliate..............       1,577               --           1,577               --
  General and administrative
    (including $1,603 in 2001 and
    $1,344 in 2000 to affiliates
    and related parties).......................       3,499            1,715           5,923            4,387
  Minority interest............................           9               (9)             22              (17)
                                                 ----------       ----------      ----------       ----------
                                                     23,460           19,630          43,594           40,304
                                                 ----------       ----------      ----------       ----------

Net income.....................................      14,331            5,775          14,647           10,131
Preferred dividend requirement.................          (8)              (7)            (15)             (14)
                                                 ----------       ----------      ----------       ----------

Net income applicable to Common
  shares.......................................  $   14,323       $    5,768      $   14,632       $   10,117
                                                 ==========       ==========      ==========       ==========


Basic and diluted earnings per share
Net income applicable to Common
  shares.......................................  $     1.65       $      .67      $     1.68       $     1.17
                                                 ==========       ==========      ==========       ==========


Weighted average Common shares used
  in computing earnings per share..............   8,686,091        8,629,504       8,686,217        8,628,496
                                                 ==========       ==========      ==========       ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                Accumulated
                                             Common Stock                      Distributions    Accumulated
                                        -----------------------                in Excess of        Other
                                                                   Paid-in      Accumulated    Comprehensive   Stockholders'
                                          Shares       Amount      Capital       Earnings         Income          Equity
                                        ----------   ----------   ----------   -------------   -------------   -------------
                                                              (dollars in thousands, except per share)
Balance, January 1, 2001...............  8,636,354   $       86   $  278,245         (74,712)         (3,059)  $     200,560

  Net income...........................        --           --           --           14,647            --            14,647

Fractional shares......................       (460)         --           --              --              --              --

Preferred dividends
 ($2.50 per share).....................        --           --           (15)            --              --              (15)
                                        ----------   ----------   ----------   -------------   -------------   -------------

Balance, June 30, 2001.................  8,635,894   $       86   $  278,245         (60,080)         (3,059)  $     215,192
                                        ==========   ==========   ==========   =============   =============   =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Six
                                                                                        Months
                                                                                    Ended June 30,
                                                                               -------------------------
                                                                                 2001             2000
                                                                               --------         --------
                                                                                 (dollars in thousands)
Cash Flows from Operating Activities
  Rents collected............................................................  $ 69,805         $ 67,321
  Interest collected.........................................................       700              104
  Interest paid..............................................................   (20,643)         (22,093)
  Payments for property operations (including $1,391 in
    2001 and $2,078 in 2000 to affiliates and related
    parties).................................................................   (40,775)         (38,853)
  Advisory and net income fee paid to affiliate..............................    (3,480)          (4,295)
  Incentive fee paid to affiliate............................................    (1,577)              --
  General and administrative expenses paid (including
    $1,603 in 2001 and $1,344 in 2000 to affiliates and
    related parties).........................................................    (5,917)          (5,234)
  Distributions from operating cash flow of equity
    investees................................................................        50              191
  Other......................................................................       453              201
                                                                               --------         --------
    Net cash used in operating activities....................................    (1,384)          (2,658)

Cash Flows from Investing Activities
  Collections on notes receivable............................................     2,531            1,047
  Funding of notes receivable................................................    (5,000)         (12,000)
  Acquisition of real estate (including $130 in 2001
    and $1,626 in 2000 to affiliates and related
    parties).................................................................    (1,815)         (21,053)
  Real estate improvements...................................................    (5,524)          (6,249)
  Proceeds from sale of real estate..........................................    56,530            3,911
  Refunds of (deposits on) pending purchases and
    financings...............................................................    (3,049)           1,726
  Contributions (to)/from equity investees...................................    (1,931)           1,296
                                                                               --------         --------
      Net cash provided by (used in) investing activities....................    41,742          (31,322)

Cash Flows from Financing Activities
  Payments on notes payable..................................................   (34,571)         (42,356)
  Proceeds from notes payable................................................     4,600           45,424
  Deferred financing costs (including $45 in 2001 and
    $241 in 2000 to affiliates and related parties)..........................      (524)            (971)
  Payments (to) from advisor.................................................    (2,510)           5,585
  (Advance to)/from affiliate................................................        56           (3,300)
  Dividends to stockholders..................................................       (15)          (3,121)
  Sale of Common Stock under dividend reinvestment
    plan.....................................................................        --               54
                                                                               --------         --------
      Net cash provided by (used in) financing
        activities...........................................................   (32,964)           1,315

Net increase (decrease) in cash and cash equivalents.........................     7,394          (32,665)
Cash and cash equivalents, beginning of period...............................    22,323           41,266
                                                                               --------         --------
Cash and cash equivalents, end of period.....................................  $ 29,717         $  8,601
                                                                               ========         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                              --------------------------
                                                                                 2001             2000
                                                                              ---------         --------
                                                                                 (dollars in thousands)
Reconciliation of net income to net cash used in
  operating activities
Net income...................................................................  $ 14,647         $ 10,131
Adjustments to reconcile net income to net cash
  used in operating activities
  Depreciation and amortization..............................................    10,049           10,713
  Gain on sale of real estate................................................   (28,749)         (17,807)
  Equity loss of equity investees............................................     2,366              292
  Distributions from operating cash flow of equity
    investees................................................................        50              191
  (Increase) in interest receivable..........................................       (55)            (420)
  (Increase) decrease in other assets........................................     1,376               (5)
  Increase (decrease) in interest payable....................................       221             (247)
  (Decrease) in other liabilities............................................    (1,289)          (5,506)
                                                                               --------         --------

    Net cash used in operating activities....................................   $(1,384)         $(2,658)
                                                                               ========         ========


Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate.............................  $  1,051         $ 14,015

Notes payable assumed by buyer on sale of real estate........................   (26,060)          (8,652)

Unrealized loss on marketable equity securities of
  affiliate..................................................................        --           (6,156)

Limited partnership interest received on
  sale of real estate........................................................     2,050               --

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION
-----------------------------

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

Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2. REAL ESTATE
-------------------

In 2001, TCI purchased the following properties:

                                                 Units/     Purchase      Net Cash     Debt          Interest   Maturity
        Property               Location       Acres/Sq.Ft.    Price         Paid     Incurred          Rate       Date
------------------------  ------------------  ------------  ---------     --------  -----------      ---------  --------
Second Quarter
Apartments
Courtyard                 Midland, TX            133 Units  $   1,425     $    345  $     1,051 (1)      9.25%     04/06

Land
Solco-Valley Ranch        Dallas, TX            6.07 Acres      1,454        1,525           --            --         --
Limestone Ranch           Lewisville, TX        10.5 Acres        505 (2)       --           --            --         --
Mira Lago                 Farmers Branch, TX    8.88 Acres        541 (2)       --           --            --         --

Third Quarter
Land
Seminary West             Fort Worth, TX        5.36 Acres        222          232           --            --         --

--------------------
(1)  Assumed debt.
(2) Land was received from a related party in exchange for the Glenwood Apartments.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
-------  -----------

In the six months ended June 30, 2000, TCI purchased the following properties:

                                                 Units/      Purchase  Net Cash    Debt    Interest   Maturity
        Property               Location       Acres/Sq.Ft.    Price      Paid    Incurred    Rate       Date
------------------------  ------------------  -------------  --------  --------  --------  ---------  ---------
First Quarter
Apartments
Quail Creek               Lawrence, KS             95 Units   $ 3,250    $1,088    $2,254      7.44%     07/03
Apple Lane                Lawrence, KS             75 Units     1,575       595     1,005      8.63      05/07

Land
Netzer                    Collin County, TX        20 Acres       400       418        --        --         --
Lamar/Parmer              Austin, TX            17.07 Acres     1,500       517     1,030     10.00      12/00 (1)
Manhattan                 Farmers Branch, TX    108.9 Acres    10,743     6,144     5,000     14.00      02/01 (2)
DF Fund                   Collin County, TX      79.5 Acres     2,545     1,047     1,545     10.00      03/01 (3)

Second Quarter
Apartments
Autumn Chase              Midland, TX              64 Units     1,338       458       936      9.45 (4)  04/05
Primrose                  Bakersfield, CA         162 Units     4,100     1,189     3,000      9.25 (4)  03/07
Paramount Terrace         Amarillo, TX            181 Units     3,250       561     2,865      9.38      09/01

Office Building
9033 Wilshire Blvd.       Los Angeles, CA     44,253 Sq.Ft.     9,225     2,536     6,861      8.07      08/09
Bay Plaza II              Tampa, FL           78,882 Sq.Ft.     4,825     4,786        --        --         --

Land
Limestone Canyon II       Austin, TX             9.96 Acres       504       424        --        --         --

---------------

(1) The loan was paid off in March 2001.
(2) The loan was paid off in June 2000.
(3) The property was sold in September 2000.
(4) Variable interest rate

In 2001, TCI sold the following properties:

                                           Units/Sq.Ft./    Sales    Net Cash     Debt      Gain/(Loss)
        Property             Location          Acres        Price    Received  Discharged     on Sale
------------------------  ---------------  -------------  ---------  --------  -----------  ------------
First Quarter
Apartments
Forest Ridge              Denton, TX            56 Units  $  2,000     $  682  $    1,151     $   1,014
Heritage                  Tulsa, OK            136 Units     2,286        206       1,948         1,575
Park at Colonade          San Antonio, TX      211 Units     5,800        927       4,066         1,052 (1)

Industrial Warehouse
Zodiac                    Dallas, TX       35,435 Sq.Ft.       762        183         564           167

Land
McKinney 36               McKinney, TX       1.822 Acres       476        476          --           355
Round Mountain            Austin, TX         110.0 Acres     2,560      2,455          --         1,047

Second Quarter
Apartments
Bent Tree Gardens         Addison, TX          204 Units     9,000      2,669       6,065 (3)       601
Fontenelle Hills          Bellevue, NE         338 Units    16,500      3,680      12,454 (3)     4,565
Glenwood                  Addison, TX          168 Units     3,659 (2)     --       2,537 (3)        --
McCallum Glen             Dallas, TX           275 Units     8,450      2,633       5,004 (3)     1,375 (4)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
-------  -----------

                                          Units/Sq.Ft./    Sales   Net Cash     Debt     Gain/(Loss)
        Property             Location         Acres        Price   Received  Discharged    on Sale
------------------------  --------------  --------------  -------  --------  ----------  -----------
Office Buildings
Daley                     San Diego, CA    64,425 Sq.Ft.  $ 6,211    $2,412     $ 3,346       $  836
Waterstreet               Boulder, CO     106,257 Sq.Ft.   22,250     7,126      12,949        9,154

Industrial Warehouse
Technology Trading        Sterling, VA    197,659 Sq.Ft.   10,775     4,120       6,214        4,163

Land
Moss Creek                Greensboro, NC     4.79 Acres        15        13          --          (71)

Third Quarter
Office Buildings
Chesapeake Center         San Diego, CA    57,493 Sq.Ft.    6,575     3,111       2,844          204
---------------------

(1) Excludes a $550,000 deferred gain from a limited partnership interest in the sold property.
(2) The Glenwood Apartments were exchanged with a related party for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(3)  Debt assumed by purchaser.
(4) Excludes a $1.5 million deferred gain from a limited partnership interest in the sold property.

In the six months ended June 30, 2000, TCI sold the following properties:

                                               Units/      Sales   Net Cash     Debt      Gain on
        Property              Location      Rooms/Sq.Ft.   Price   Received  Discharged    Sale
------------------------  ----------------  ------------  -------  --------  -----------  -------
First Quarter
Apartments
Hunters Bend              San Antonio, TX       96 Units  $ 1,683    $  418   $1,127 (1)   $  572
Westgate of Laurel        Laurel, MD           218 Units   11,290     2,599    7,525 (1)    3,575

Second Quarter
Apartments
Apple Creek               Dallas, TX           216 Units    4,300     2,155    1,723        3,240
Villas at Fairpark        Los Angeles, CA       49 Units    3,435       792    2,386        1,188

Hotel
Chateau Charles           Lake Charles, LA     245 Rooms    1,000       928       --          633

---------------------

(1)  Debt assumed by purchaser.

NOTE 3.  NOTES AND INTEREST RECEIVABLE
-------  -----------------------------

In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. In June 2001, an additional $1.5 million was funded. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $67,000 and matures September 2001.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)
-------  -----------------------------

In June 2001, a mortgage loan with a principal balance of $2.5 million was paid off including accrued but unpaid interest.

In July 2001, TCI funded a $1.7 million mortgage loan secured by a second lien on 44.6 acres of unimproved land in Fort Worth, Texas. The note receivable bears interest at 16.0% per annum, requires monthly payments of accrued interest beginning September 2001 and each month thereafter and matures January 2002.

Also in July 2001, TCI funded a $3.3 million loan secured by a second lien on a proposed 392 lot, single family subdivision and an additional 1,714.16 acres of excess land in Tarrant County, Texas. The note receivable bears interest at 15.0% per annum, requires monthly payments of accrued interest beginning September 2001 and each month thereafter and matures July 2003.

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES
-------  ----------------------------------

In February 2001, TCI entered into a joint venture with UBM Liegenschaftsverwertung GmbH ("UBM"), an Austrian limited liability company, to invest in the construction and ownership of a 165 room hotel in Wroclaw, Poland. UBM will invest 2.0 million Euro dollars ($1.8 million) and TCI will invest 4.0 million Euro dollars ($3.7 million) and guarantee a 16 million Euro dollars ($15.0 million) mortgage loan for the project. TCI contributed 2.0 million Euro dollars ($1.8 million) in May 2001 and 1.0 million Euro dollars ($858,000) in July 2001. TCI will hold a 66.7% interest. Construction for the project began in the fall of 2000 and completion of the hotel is scheduled for December 2001.

In March 2001, in conjunction with the sale of the 211 unit Park at Colonade Apartments in San Antonio, Texas, TCI received a 23% limited partner interest in the acquiring partnership. TCI is to receive payments of $5,000 monthly from the partnership, a $50,000 distribution in June 2001 which was received and its remaining investment in March 2002. In July 2001, TCI assigned its limited partnership interest to the general partner, receiving a discounted payoff of $490,000. In conjunction with this assignment, TCI recognized a previously deferred gain on the sale of the apartments of $540,000.

In June 2001, in conjunction with the sale of the 275 unit McCallum Glen Apartments in Dallas, Texas, TCI received a 30% limited partner interest in the acquiring partnership. TCI is to receive payments of $12,500 monthly from the partnership and its remaining investment of $1.5 million in June 2003.

Prior to the first quarter of 2001, TCI accounted for its investment in American Realty Investors, Inc. ("ARI"), an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI on the equity method.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENTS IN EQUITY INVESTEES
-------  -------------------------------

Real estate entities. TCI's investment in real estate entities at June 30, 2001, included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. ("IORI") and ARI, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), TCI's advisor, serves as advisor to IORI and ARI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI's investment in real estate entities, accounted for using the equity method, at June 30, 2001 was as follows:

                         Percentage             Carrying             Equivalent
                          of TCI's              Value of              Investee            Market Value
                        Ownership at          Investment at        Book Value at        of Investment at
     Investee           June 30, 2001         June 30, 2001        June 30, 2001          June 30, 2001
------------------  ---------------------  -------------------  --------------------  ---------------------
IORI..............                  22.8%              $ 4,001              $ 38,549                $ 2,835
ARI...............                   6.3%               11,050                96,145                  7,529
                                                       -------              --------                -------
                                                        15,051              $134,694                $10,364
                                                                            ========                =======
Other                                                    4,895
                                                       -------
                                                       $19,946
                                                       =======

The difference between the carrying value of TCI's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and TCI may, therefore, continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the six months ended June 30, 2001

Revenues..........................................................   $ 90,650
Equity in income of partnerships..................................      5,708
Property operating expenses.......................................     74,585
Depreciation......................................................      9,437
Interest expense..................................................     40,282
                                                                     --------
(Loss) before gains on sale of real estate........................    (27,946)

Gain on sale of real estate.......................................     46,291
                                                                     --------
Net income........................................................   $ 18,345
                                                                     ========

TCI's share of equity investees' loss before gains on the sale of real estate was $2.4 million for the six months ended June 30, 2001, and its share of equity investees' gains on sale of real estate was $2.9 million for the six months ended June 30, 2001.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE
-------  --------------------------

In 2001, TCI financed the following property:

                                                        Debt       Debt     Net Cash  Interest   Maturity
          Property             Location     Acres     Incurred  Discharged  Received    Rate       Date
----------------------------  ----------  ----------  --------  ----------  --------  ---------  --------
Second Quarter
Land
Red Cross                     Dallas, TX  2.89 Acres    $4,500  $       --    $4,328   12.5%(1)     10/02

------------------

(1) Variable rate.

In the first six months of 2000, TCI financed/refinanced the following properties:

                                                                 Debt       Debt     Net Cash  Interest   Maturity
          Property               Location       Units/Sq.Ft.   Incurred  Discharged  Received    Rate       Date
----------------------------  ---------------  --------------  --------  ----------  --------  ---------  --------
First Quarter
Apartments
Crescent Place                Houston, TX           120 Units    $2,165      $1,722    $  370   7.04%(1)     03/30
Madison @ Bear Creek          Houston, TX           180 Units     3,500       2,625       730   7.04 (1)     03/30

Office Buildings
Westgrove Air Plaza           Addison, TX        78,326 Sq.Ft.    2,087       1,180       742   9.02 (1)     01/05
Venture Center                Atlanta, GA        38,772 Sq.Ft.    2,700       1,113     1,592   8.75         03/10

Second Quarter
Apartments
Country Crossing              Tampa, FL             227 Units     3,825       2,645       985   9.65 (1)     06/03
Fontenelle Hills              Bellevue, NE          338 Units     2,010          --     1,967   8.51         06/10

Office Building
Technology Trading            Sterling, VA      197,659 Sq.Ft.    6,300       3,881     2,065   8.26 (1)     05/05

Warehouses
5360 Tulane                   Atlanta, GA        67,850 Sq.Ft.      375         208       134   9.65 (1)     04/03
Space Center                  San Antonio, TX   101,500 Sq.Ft.    1,125         691       402   9.65 (1)     04/03

------------------

(1) Variable interest rate.

NOTE 7.  OPERATING SEGMENTS
-------  ------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and gains on sales of real estate which totaled $21.9 million and $27.6 million for the three and six months ended June 30, 2001 and $9.1 million and $18.5 million for the three and six months ended June 30, 2000. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees and advisory and net income

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  OPERATING SEGMENTS (Continued)
-------  ------------------

fees which totaled $7.6 million and $11.6 million for the three and six months ended June 30, 2001 and $3.5 million and $7.7 million for the three and six months ended June 30, 2000. Also excluded from segment assets are assets of $106.3 million at June 30, 2001, and $78.8 million at June 30, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2001 and 2000, and each segment's assets at June 30.


             Three Months Ended                         Commercial
                June 30, 2001                   Land    Properties  Apartments  Hotels    Total
---------------------------------------------  -------  ----------  ----------  -------  --------
Rents........................................  $   189    $ 18,232    $ 15,704  $ 1,949  $ 36,074
Property operating expenses..................      183       9,842       9,019    1,150    20,194
                                               -------    --------    --------  -------  --------
Operating income.............................  $     6    $  8,390    $  6,685  $   799  $ 15,880
                                               =======    ========    ========  =======  ========

Depreciation.................................  $    --    $  3,302    $  1,409  $   281  $  4,992
Interest.....................................      518       5,889       4,097      337    10,841
Real estate improvements.....................    2,943       1,033          47       73     4,096
Assets.......................................   60,913     318,983     184,129   19,614   583,639

                                                        Commercial
Property Sales:                                 Land    Properties  Apartments            Total
                                               -------  ----------  ----------           --------
Sales price..................................  $    15  $   39,236  $   37,609           $ 76,860
Cost of sales................................      (86)    (25,083)    (31,068)           (56,237)
                                               -------  ----------  ----------           --------
Gain on sale.................................      (71) $   14,153  $    6,541           $ 20,623 (1)
                                               =======  ==========  ==========           ========

----------------------

(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $1.6 million.


               Six Months Ended                         Commercial
                June 30, 2001                   Land    Properties  Apartments  Hotels    Total
---------------------------------------------  -------  ----------  ----------  -------  --------
Rents........................................  $   325    $ 35,835    $ 31,602  $ 3,279  $ 71,041
Property operating expenses..................      565      19,152      18,376    2,348    40,441
                                               -------    --------    --------  -------  --------
Operating income.............................  $  (240)   $ 16,683    $ 13,226  $   931  $ 30,600
                                               =======    ========    ========  =======  ========

Depreciation.................................  $    --    $  6,539    $  2,977  $   533  $ 10,049
Interest.....................................      829      11,828       8,598      698    21,953
Real estate improvements.....................    2,943       2,284          81      216     5,524
Assets.......................................   60,913     318,983     184,129   19,614   583,639

                                                        Commercial
Property Sales:                                 Land    Properties  Apartments            Total
                                               -------  ----------  ----------           --------
Sales price..................................  $ 3,051  $   39,998  $   47,695           $ 90,744
Cost of sales................................   (1,720)    (25,678)    (37,513)           (64,911)
                                               -------  ----------  ----------           --------
Gain on sale.................................  $ 1,331  $   14,320  $   10,182           $ 25,833 (2)
                                               =======  ==========  ==========           ========

------------------

(2) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $2.9 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  OPERATING SEGMENTS (Continued)
-------  ------------------

             Three Months Ended                                   Commercial
                June 30, 2000                       Land          Properties        Apartments         Hotels           Total
---------------------------------------------  --------------  ----------------  ----------------  --------------  ---------------
Rents........................................         $   177          $ 15,133          $ 18,732         $   563         $ 34,605
Property operating expenses..................             119             7,373            10,782              71           18,345
                                                      -------          --------          --------         -------         --------
Operating income.............................         $    58          $  7,760          $  7,950         $   492         $ 16,260
                                                      =======          ========          ========         =======         ========

Depreciation.................................         $    --          $  2,560          $  1,401         $   247         $  4,208
Interest.....................................           1,100             4,979             5,463             394           11,936
Real estate improvements.....................              55             2,202               272             251            2,780
Assets.......................................          64,122           286,602           263,177          19,640          633,541

Property Sales:                                                                    Apartments        Hotels           Total
                                                                                ----------------  -------------  ---------------
Sales price..................................                                           $ 20,708         $1,000         $ 21,708
Cost of sales................................                                            (12,134)          (367)         (12,500)
                                                                                        --------         ------         --------
Gain on sale.................................                                           $  8,575         $  633         $ 9,208*
                                                                                        ========         ======         ========


              Six Months Ended                                    Commercial
                June 30, 2000                       Land          Properties        Apartments         Hotels           Total
---------------------------------------------  --------------  ----------------  ----------------  --------------  ---------------
Rents........................................         $   338          $ 29,398          $ 37,959         $   996         $ 68,691
Property operating expenses..................             274            14,557            21,794             138           36,763
                                                      -------          --------          --------         -------         --------
Segment operating income.....................         $    64          $ 14,841          $ 16,165         $   858         $ 31,928
                                                      =======          ========          ========         =======         ========

Depreciation.................................         $    --          $  5,077          $  3,898         $   494         $  9,469
Interest.....................................           1,975             9,855            10,548             773           23,151
Real estate improvements.....................             (10)            4,410             1,098             751            6,249
Assets.......................................          64,122           286,602           263,177          19,640          633,541

Property Sales:                                                                    Apartments                         Total
                                                                                ----------------                 ---------------
Sales price..................................                                            $ 7,735                         $ 7,735
Cost of sales................................                                             (3,307)                         (3,307)
                                                                                         -------                         -------
Gain on sale.................................                                            $ 4,428                         $4,428*
                                                                                         =======                         =======

--------------------

* Excludes a $4.8 million previously deferred gain on the sale of land and TCI's share of gains recognized by an equity affiliate of $3.8 million.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2001, due to increased rental rates and occupancy and its properties, such excess, however, will not be sufficient to discharge all of TCI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Commitments. In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.6 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI's right to extend the loans. This dispute is subject to litigation pending in the United States District Court for the Eastern District of Louisiana.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

NOTE 9.  INCOME TAXES
-------  ------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9.  INCOME TAXES (Continued)
-------  ------------

asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in the three and six months ended June 30, 2001 and 2000; therefore, it recorded no provision for income taxes.

                           -------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Introduction
------------

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $29.7 million at June 30, 2001, compared with $22.3 million at December 31, 2000. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash used in operating activities was $1.4 million for the six months ended June 30, 2001, compared to $2.7 million for the six months ended June 30, 2000. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) of $29.0 million in the six months ended June 30, 2001, approximated the $28.5 million in 2000.

Interest collected increased to $700,000 in the six months ended June 30, 2001, from $104,000 in 2000. The increase was primarily due to TCI funding two loans in the fourth quarter of 2000 and one loan funded in the first quarter of 2001.

Interest paid decreased to $20.6 million in the six months ended June 30, 2001, from $22.1 million in the six months ended June 30, 2000. Of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

the decreases, $2.7 million was from the sale of 27 properties in 2001 and 2000 subject to debt, and $964,000 was from loan payoffs and principal paydowns in 2001 and 2000. These decreases were offset by increases of $2.2 million from the purchase of 16 properties in 2001 and 2000 subject to debt.

Advisory, incentive and net income fees paid increased to $5.1 million in the six months ended June 30, 2001, from $4.3 million in the six months ended June 30, 2000. The increase was primarily due to an increase in incentive fees of $1.6 million paid. The incentive fee is equal to 10% of the amount by which the aggregate sales consideration for all TCI's properties sold during the year exceeds the total cost of the property plus a simple 8% annual return to TCI's net investment in such property. This increase was offset by decreases in advisor fees and net income fees of $816,000.

General and administrative expenses paid increased to $5.9 million in the six months ended June 30, 2001, from $5.2 million in the six months ended June 30, 2000. This increase was mainly due to an increase in legal fees and cost reimbursements to the advisor.

In the first six months of 2001, TCI sold seven apartments, two warehouses, two office buildings and three parcels of unimproved land for a total of $90.7 million, receiving net cash of $27.6 million after the payoff of existing debt and the payment of various closing costs. The purchasers assumed $26.1 million in mortgage debt.

Also in the first six months of 2001, TCI financed a parcel of unimproved land for $4.5 million, receiving $4.3 million in cash after the payment of various closing costs.

Further in the first six months of 2001, TCI purchased one apartment and one parcel of unimproved land for a total of $2.9 million, paying $1.9 million in cash, including various closing costs, and assumed existing mortgage debt of $1.1 million. TCI also exchanged one apartment for two parcels of land in the first six months of 2001.

In the third quarter of 2001, TCI sold one office building for $6.6 million, receiving net cash of $3.1 million after the payoff of existing debt and the payment of various closing costs. Also in the third quarter of 2001, TCI purchased one parcel of unimproved land for $232,000 in cash.

The Board of Directors has approved the repurchase of a total of 1.4 million shares of TCI's Common Stock. Through June 30, 2001, a total of 409,765 shares had been repurchased at a total cost of $3.3 million. No shares have been repurchased under this program since May 1998.

Management reviews the carrying values of TCI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses;
(4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Results of Operations
---------------------

TCI had net income of $14.3 million and $14.6 million in the three and six months ended June 30, 2001, including gains on sale of real estate totaling $22.3 million and $28.7 million, compared to net income of $5.8 million and $10.1 million in the corresponding periods in 2000, including gains on sale of real estate totaling $8.9 million and $17.8 million. Fluctuations in this and other components of revenues and expense between the 2001 and 2000 periods are discussed below.

Rents in the three and six months ended June 30, 2001, increased to $36.1 million and $71.0 million compared to $34.6 million and $68.7 million in 2000. Of these second quarter increases, $1.4 million was due to increased occupancies and rental rates at TCI's office buildings. Of these year to date increases, $1.9 million for TCI's commercial office buildings and $400,000 for TCI's apartments were due to increased occupancies and rental rates.

Property operations expense in the three and six months ended June 30, 2001, increased to $20.2 million and $40.4 million from $18.3 million and $36.8 million in 2000. Of the increases, $1.1 million and $2.3 million were due to increased operating expenses at TCI's four hotels, and $698,000 and $1.4 million were due to increased utility and maintenance costs at TCI's office buildings.

Rents and property operating expenses are both expected to decrease as TCI continues to selectively sell properties.

Interest and other income increased to $645,000 and $1.3 million in the three and six months ended June 30, 2001, compared to $588,000 and $992,000 in 2000. The increase was primarily due to TCI funding two loans in the fourth quarter of 2000 and one loan in the first quarter of 2001. Interest income for the remaining quarters of 2001 is expected to increase from the additional loans funded in July 2001.

In the three and six months ended June 30, 2001, gains on sale of real estate totaling $22.3 million and $28.7 million were recognized. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

gains included $1.6 million on the sale of the Heritage Apartments, $167,000 on the sale of Zodiac Warehouse, $355,000 on the sale of a tract of the McKinney 36 land parcel, $1.0 million on the sale of Forest Ridge Apartments, $1.0 million on the sale of Park at Colonade Apartments, $1.0 million on the sale of a tract of the Round Mountain land parcel, $4.6 million on the sale of Fontenelle Apartments, $601,000 on the sale of Bent Tree Gardens Apartments, $9.1 million on the sale of Waterstreet Office Building, $4.2 million on the sale of Technology Trading Center, $1.4 million on the sale of McCallum Glen Apartments, $836,000 on the sale of Daley Office Plaza, a loss of $71,000 on the Moss Creek land parcel and $2.9 million in gains on sale of real estate from an equity investee.

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

Interest expense decreased to $10.8 million and $22.0 million in the three and six months ended June 30, 2001, from $11.9 million and $23.2 million in 2000.
Of these decreases, $1.4 million and $2.7 million was from the sale of 29 properties subject to debt in 2001 and 2000 and $554,000 and $964,000 was from loan payoffs and principal paydowns in 2001 and 2000 and the remaining decreases were due to decreased interest rates on TCI's variable loan balances. These decreases were offset by increases of $884,000 and $2.2 million from the purchase of 16 properties in 2001 and 2000 subject to debt and $277,000 for the six months from the refinancing of 13 properties in 2001 and 2000. Interest expense for the remaining quarters is expected to decrease as TCI selectively sells properties.

Depreciation expense increased to $5.0 million and $10.0 million in the three and six months ended June 30, 2001, from $4.2 million and $9.5 million in 2000. The increase was primarily due to capital improvements to TCI's office buildings.

Advisory fee increased to $1.4 million and $2.9 million in the three and six months ended June 30, 2001, from $1.4 million and $2.6 million in 2000. These increases were due to an increase in TCI's gross assets, the basis for such fee. Advisory fees are expected to decrease with decreases in TCI's gross assets.

Net income fee to affiliate was $1.1 million in the three and six months ended June 30, 2001, as compared to $400,000 and $752,000 in 2000. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

Incentive fee to affiliate was $1.6 million in the three and six months ended June 30, 2001. The incentive fee is payable to TCI's advisor based on 10% of aggregate sales consideration less TCI's cost of all properties sold during the year. Incentive fees are expected to increase as TCI selectively sells properties.

General and administrative expenses increased to $3.5 million and $5.9 million in the three and six months ended June 30, 2001, from $1.7 million and $4.4 million in 2000. These increases were mainly due to an increase in legal fees and other professional fees.

Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI on the equity method. Equity losses of investees increased to $1.0 million and $2.4 million in the three and six months ended June 30, 2001 from $299,000 and $292,000 in the three and six months ended June 30, 2000. The losses from equity investees is primarily attributed to TCI's accounting for its investment in ARI.

Tax Matters
-----------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in the three and six months ended June 30, 2001 and 2000; therefore, it recorded no provision for income taxes.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Environmental Matters (Continued)
---------------------

addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on TCI's business, assets or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------

At June 30, 2001, TCI's exposure to a change in interest rates on its debt is as follows:


                                                                  Weighted            Effect of 1%
                                                                   Average             Increase In
                                               Balance          Interest Rate          Base Rates
                                           ---------------  ---------------------  -------------------
Notes payable:
  Variable rate..........................         $126,369                  8.42%              $1,264
                                           ===============                                     ======
Total decrease in TCI's
  annual net income......................                                                      $1,264
                                                                                               ======
Per share................................                                                      $  .15
                                                                                               ======

                 --------------------------------------------

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

-------  -----------------


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The annual meeting was held on July 10, 2001, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting stockholders elected the following individuals as Directors:

                                                     Shares Voting
                                        --------------------------------------
                                                                Withheld
               Director                        For              Authority
--------------------------------------  -----------------  -------------------
R. Douglas Leonhard...................          7,406,086               53,074
Ted P. Stokely........................          7,406,048               55,112
Martin L. White.......................          7,405,233               53,927
Edward G. Zampa.......................          7,405,151               54,009


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K as follows:

     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRANSCONTINENTAL REALTY
                                    INVESTORS, INC.



Date:     August 10, 2001           By:  /s/ Karl L. Blaha
     --------------------------        --------------------------------
                                        Karl L. Blaha
                                        President



Date:     August 10, 2001           By:  /s/ Louis J. Corna
     --------------------------        --------------------------------
                                        Louis J. Corna
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)