Form 10-Q
period 2001-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2001-11-09
CIK 733590

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                                      ------------------


                         Commission File Number 1-9240
                                                ------


                    TRANSCONTINENTAL REALTY INVESTORS, INC.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                         94-6565852
---------------------------------               --------------------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas                 75234
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
Yes  X .  No    .
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                       8,042,629
----------------------------           ---------------------------------
          (Class)                      (Outstanding at October 31, 2001)

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



                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                           September 30,  December 31,
                                                                2001          2000
                                                              --------      --------
                                                              (dollars in thousands)
                        Assets

Real estate held for investment............................   $693,082      $727,227
Less - accumulated depreciation............................    (88,511)      (88,187)
                                                              --------      --------
                                                               604,571       639,040

Foreclosed real estate held for sale.......................        504         1,824

Notes and interest receivable..............................     14,339         8,709

Less--allowance for estimated losses.......................       (537)         (537)
                                                              --------      --------
                                                                13,802         8,172

Investment in real estate entities.........................     23,520        15,464

Cash and cash equivalents..................................     35,320        22,323
Other assets (including $4,193 in 2001 and $10,243 in
 2000 from affiliates and related parties).................     31,072        45,062
                                                              --------      --------

                                                              $708,789      $731,885
                                                              ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                              September 30,  December 31,
                                                                   2001          2000
                                                                 --------      --------
                                                                 (dollars in thousands)
        Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable.....................................  $460,275      $501,734
Other liabilities (including $2,628 in 2001 and $491 in
 2000 to affiliates and related parties).......................    25,978        23,722
                                                                 --------      --------
                                                                  486,253       525,456

Commitments and contingencies

Minority interest..............................................     4,225         4,369

Redeemable Preferred Stock
 Series B; $.01 par value; authorized, 300,000
  shares; issued and outstanding 300,000 shares
  (liquidation preference $1,500)..............................     1,350         1,350


Embedded derivative............................................       150           150

Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000
  shares; issued and outstanding 5,829
   shares (liquidation preference $583)........................        --            --
Common Stock, $.01 par value; authorized, 10,000,000
 shares; issued and outstanding 8,042,629 shares in 2001
 and 8,636,354 in 2000.........................................        80            86
Paid-in capital................................................   268,761       278,245
Accumulated distributions in excess of accumulated
 earnings......................................................   (48,971)      (74,712)
Unrealized (loss) on marketable equity securities of
 affiliates....................................................    (3,059)       (3,059)
                                                                 --------      --------

                                                                  216,811       200,560
                                                                 --------      --------

                                                                 $708,789      $731,885
                                                                 ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Three Months     For the Nine Months
                                         Ended September 30,      Ended September 30,
                                       -----------------------------------------------
                                          2001        2000        2001         2000
                                       ----------  ----------  ----------   ----------
                                          (dollars in thousands, except per share)
Property revenue
  Rents............................... $   32,423  $   35,164  $  103,464   $  103,855

Property expense
Property operations (including
     $1,910 in 2001 and $2,896 in
     2000 to affiliates and related
     parties).........................     19,643      19,896      60,084       56,659
                                       ----------  ----------  ----------   ----------
     Operating income.................     12,780      15,268      43,380       47,196

Other income
  Interest and other..................      1,017         936       2,275        1,928
  Equity (loss) of equity investees...     (2,164)       (185)     (4,529)        (477)
  Gain on sale of real estate.........     18,780      11,755      47,529       29,562
                                       ----------  ----------  ----------   ----------
                                           17,633      12,506      45,275       31,013

Other expense
  Interest............................      9,428      12,254      31,380       35,405
  Depreciation........................      4,737       5,397      14,786       14,865
  Advisory fee to affiliate...........      1,267       1,353       4,208        3,915
  Net income fee to affiliate.........        946         567       2,075        1,319
  Incentive fee to affiliate..........      1,326          --       2,903           --
  General and administrative
   (including $2,064 in 2001 and
   $1,595 in 2000 to affiliates
   and related parties)...............      1,607       1,325       7,531        5,713
  Minority interest...................        (14)        (13)          9          (30)
                                       ----------  ----------  ----------   ----------
                                           19,297      20,883      62,892       61,187

Net income............................     11,116       6,891      25,763       17,022
Preferred dividend requirement........         (7)         (7)        (22)         (22)
                                       ----------  ----------  ----------   ----------

Net income applicable to Common
  shares.............................. $   11,109  $    6,884  $   25,741   $   17,000
                                       ==========  ==========  ==========   ==========

Earnings per share
Net income applicable to Common
  shares
    Basic............................. $     1.29  $      .80  $     2.98   $     1.97
    Diluted........................... $     1.28  $      .80  $     2.97   $     1.97
                                       ==========  ==========  ==========   ==========

Average Common shares used in
  computing earnings per share
    Basic.............................  8,603,614   8,633,211   8,625,230    8,630,029
    Diluted...........................  8,653,614   8,633,211   8,675,230    8,630,029
                                       ==========  ==========  ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Accumulated
                                 Common Stock                  Distributions   Accumulated
                               -----------------               in Excess of       Other
                                                   Paid-in     Accumulated   Comprehensive  Stockholders'
                                Shares    Amount    Capital      Earnings        Income         Equity
                               ---------  ------  ----------  -------------  -------------  -------------
                                                   (dollars in thousands, except per share)
Balance, January 1, 2001       8,636,354     $86   $278,245     (74,712)        (3,059)      $200,560

 Net income...................        --      --         --      25,763             --         25,763

Fractional shares.............      (525)     --         --          --             --             --

Repurchase of Common Stock....  (593,200)     (6)    (9,484)         --             --         (9,490)

Preferred dividends
 ($3.75 per share)............        --      --         --         (22)            --            (22)
                               ---------  ------  ---------  ----------  -------------       --------

Balance, September 30, 2001... 8,042,629     $80   $268,761     (48,971)        (3,059)      $216,811
                               =========  ======  =========  ==========  =============       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                     ----------------------
                                                                        2001        2000
                                                                      --------    --------
                                                                    (dollars in thousands)
Cash Flows from Operating Activities
  Rents collected..................................................   $103,804    $102,445
Interest collected.................................................      1,142         594
Interest paid......................................................    (30,659)    (33,798)
Payments for property operations (including $1,910 in
    2001 and $2,896 in 2000 to affiliates and related
    parties).......................................................    (59,420)    (58,081)
  Advisory and net income fee paid to affiliate....................     (6,191)     (5,741)
Incentive fee paid to affiliate....................................     (1,577)         --
General and administrative expenses paid (including
    $2,064 in 2001 and $1,595 in 2000 to affiliates and
    related parties)...............................................     (7,746)     (6,486)
  Distributions from operating cash flow of equity
    investees......................................................      1,134         236
  Other............................................................      2,571       1,917
                                                                      --------    --------
        Net cash provided by operating activities..................      3,058       1,086

Cash Flows from Investing Activities
    Collections on notes receivable (including $6.5 million
        from affiliate in 2000)....................................      2,546      15,017
    Funding of notes receivable (including $12.0 million
        to affiliate in 2000)......................................     (7,980)    (12,000)
    Acquisition of real estate (including $1,470 in 2001
        and $1,800 in 2000 to affiliates and related
        parties)...................................................     (8,969)    (30,531)
    Real estate improvements.......................................     (9,504)     (9,986)
Proceeds from sale of real estate..................................     88,160      33,528
Refunds of (deposits on) pending purchases and
        financings.................................................     (1,078)      1,840
    Contributions (to)/from equity investees.......................     (8,218)      1,296
                                                                      --------    --------
        Net cash provided by (used in) investing activities........     54,957        (836)

Cash Flows from Financing Activities
    Payments on notes payable......................................    (55,614)    (89,156)
Proceeds from notes payable........................................      7,696      67,981
Deferred financing costs (including $45 in 2001 and
        $339 in 2000 to affiliates and related parties)............       (430)       (914)
    Payments from advisor..........................................     12,786       5,465
(Advance to)/from affiliate........................................         56      (3,300)
Dividends to stockholders..........................................        (22)     (4,683)
Repurchase of Common Stock.........................................     (9,490)         --
Sale of Common Stock under dividend reinvestment plan..............         --          90
                                                                      --------    --------
        Net cash used in financing activities......................    (45,018)    (24,517)

Net increase (decrease) in cash and cash equivalents...............     12,997     (24,267)
Cash and cash equivalents, beginning of period.....................     22,323      41,266
                                                                      --------    --------
Cash and cash equivalents, end of period...........................   $ 35,320    $ 16,999
                                                                      ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                               For the Nine Months
                                                               Ended September 30,
                                                             ----------------------
                                                                 2001       2000
                                                             ---------   ---------
                                                             (dollars in thousands)

Reconciliation of net income to net cash used in
    operating activities
Net income...................................................  $ 25,763   $ 17,022
Adjustments to reconcile net income to net cash
    used in operating activities
    Depreciation and amortization............................    14,786     14,865
    Gain on sale of real estate..............................   (47,529)   (29,562)
    Equity loss of equity investees..........................     4,529        477
    Distributions from operating cash flow of equity
        investees............................................     1,134        236
    Increase in interest receivable..........................      (197)      (403)
    Decrease in other assets.................................     2,161      1,311
    Increase (decrease) in interest payable..................       155       (482)
    Increase (decrease) in other liabilities.................     2,256     (2,378)
                                                               --------   --------

    Net cash provided by operating activities................  $  3,058   $  1,086
                                                               ========   ========

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate.............  $ 40,776   $ 50,294

Notes payable assumed by buyer on sale of real estate........   (34,161)   (16,798)

Unrealized loss on marketable equity securities of
    affiliate................................................        --     (1,256)

Limited partnership interest received on
    sale of real estate......................................     1,500         --


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

Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2.    REAL ESTATE
----------------------

In 2001, TCI purchased the following properties:

                                             Units/      Purchase   Net Cash      Debt         Interest    Maturity
Property                   Location       Acres/Sq.Ft.    Price       Paid      Incurred         Rate        Date
--------------------  ------------------  ------------  ----------  --------  -------------  ------------  --------
Second Quarter
Apartments
Courtyard             Midland, TX          133 Units    $    1,425    $  425  $ 1,051 /(1)/         9.25%     04/06

Land
Solco-Valley Ranch    Dallas, TX          6.07 Acres         1,454     1,525             --           --         --
Limestone Ranch       Lewisville, TX      10.5 Acres           505/(2)/   --             --           --         --
Mira Lago             Farmers Branch, TX  8.88 Acres           541/(2)/   --             --           --         --

Third Quarter
Apartments
By the Sea            Corpus Christi, TX   153 Units         6,175       862    5,538 /(3)/         7.07      05/09
Baywalk               Galveston, TX        192 Units         6,590       390    5,856 /(4)/         7.45      02/11
Island Bay            Galveston, TX        458 Units        20,360     3,225   16,232 /(4)/         7.40      07/11
Marina Landing        Galveston, TX        256 Units        12,050       518   10,912 /(4)/         5.30/(5)/ 01/02

Land
Seminary West         Fort Worth, TX      5.36 Acres           222       232             --           --         --

Fourth Quarter
Land
Pac Trust             Farmers Branch, TX  7.11 Acres         1,175     1,231             --           --         --
---------------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

(1)    Assumed debt.
(2) Land was received from a related party in exchange for the Glenwood Apartments.
(3) Assumed debt of $5.4 million and financed the remaining $100,000 from the seller.
(4) The Island Bay, Marina Landing and Baywalk Apartments were purchased in a single transaction. TCI assumed the existing debt of $31.3 million on the apartments, financed the remaining $1.7 million from the seller, and issued 30,000 shares of Series C Preferred Stock. See NOTE 7. "PREFERRED STOCK."
(5)    Variable rate.

In the nine months ended September 30, 2000, TCI purchased the following properties:

                                               Units/      Purchase  Net Cash    Debt     Interest     Maturity
Property                    Location        Acres/Sq.Ft.    Price      Paid    Incurred     Rate         Date
---------------------  ------------------  --------------  --------  --------  --------  -----------  -----------
First Quarter
Apartments
Quail Creek            Lawrence, KS           95 Units      $ 3,250    $1,088   $ 2,254        7.44%        07/03
Apple Lane             Lawrence, KS           75 Units        1,575       595     1,005        8.63         05/07

Land
Netzer                 Collin County, TX      20 Acres          400       418        --          --            --
Lamar/Parmer           Austin, TX          17.07 Acres        1,500       517     1,030       10.00         12/00/(1)/
Manhattan              Farmers Branch, TX  108.9 Acres       10,743     6,144     5,000       14.00         02/01/(2)/
DF Fund                Collin County, TX    79.5 Acres        2,545     1,047     1,545       10.00         03/01/(3)/

Second Quarter
Apartments
Autumn Chase           Midland, TX            64 Units        1,338       458       936        9.45/(4)/    04/05
Primrose               Bakersfield, CA       162 Units        4,100     1,189     3,000        9.25/(4)/    03/07
Paramount Terrace      Amarillo, TX          181 Units        3,250       561     2,865        9.38         09/01

Office Building
9033 Wilshire Blvd     Los Angeles, CA   44,253 Sq.Ft.        9,225     2,536     6,861        8.07         08/09
Bay Plaza II           Tampa, FL         78,882 Sq.Ft.        4,825     4,786        --          --            --

Land
Limestone Canyon II    Austin, TX           9.96 Acres          504       424        --          --            --

Third Quarter
Office Center and Retail
Countryside
  Portfolio/(5)/       Sterling, VA     265,718 Sq.Ft.       44,940     4,825    36,297        7.75         12/02

---------------
(1)    The loan was paid off in March 2001.
(2)    The loan was paid off in June 2000.
(3)    The property was sold in September 2000.
(4)    Variable interest rate.
(5) Countryside Portfolio consists of four commercial buildings: the 133,422 sq. ft. Countryside Retail Center, the 72,062 sq. ft. Harmon Office Building, the 35,127 sq. ft. Mimado Office Building and the 25,107 sq. ft. Ambulatory Surgical Center.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

In 2001, TCI sold the following properties:

                                            Units/Sq.Ft./      Sales      Net Cash      Debt       Gain/(Loss)
Property                     Location           Acres          Price      Received   Discharged      on Sale
----------------------  ------------------  --------------  ------------  --------  -------------  ------------
First Quarter
Apartments
Forest Ridge            Denton, TX               56 Units    $     2,000    $  682  $       1,151  $      1,014
Heritage                Tulsa, OK               136 Units          2,286       206          1,948         1,575
Park at Colonade        San Antonio, TX         211 Units          5,800       927          4,066         1,592

Industrial Warehouse
Zodiac                  Dallas, TX          35,435 Sq.Ft.            762       183            564           167

Land
McKinney 36             McKinney, TX          1.822 Acres            476       476             --           355
Round Mountain          Austin, TX            110.0 Acres          2,560     2,455             --         1,047

Second Quarter
Apartments
Bent Tree Gardens       Addison, TX             204 Units          9,000     2,669          6,065/(2)/      601
Fontenelle Hills        Bellevue, NE            338 Units         16,500     3,680         12,454/(2)/    4,565
Glenwood                Addison, TX             168 Units          3,659/(1)/   --          2,537/(2)/       --
McCallum Glen           Dallas, TX              275 Units          8,450     2,633          5,004/(2)/    1,375/(3)/

Office Buildings
Daley                   San Diego, CA       64,425 Sq.Ft.          6,211     2,412          3,346           836
Waterstreet             Boulder, CO        106,257 Sq.Ft.         22,250     7,126         12,949         9,154

Industrial Warehouse
Technology Trading      Sterling, VA       197,659 Sq.Ft.         10,775     4,120          6,214         4,163

Land
Moss Creek              Greensboro, NC         4.79 Acres             15        13             --          (71)

Third Quarter
Apartments
McCallum Crossing       Dallas, TX              322 Units         11,500     1,841          8,101/(2)/    4,485
Park Lane               Dallas, TX               97 Units          2,750     1,526          1,103         1,827
Carseka                 Los Angeles, CA          54 Units          4,000     2,138          1,466         1,352
Sunset Lakes            Waukegan, IL            414 Units         15,000     6,089          7,243         7,316
Oak Run                 Pasadena, TX            160 Units          5,800     1,203          4,364         2,227

Office Buildings
Chesapeake Center       San Diego, CA       57,493 Sq.Ft.          6,575     3,111          2,844           204

Land
Eagle Crest             Farmers Branch, TX     4.41 Acres            300       291             --          (215)
--------------

(1) The Glenwood Apartments were exchanged with a related party for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(2)    Debt assumed by purchaser.
(3) Excludes a $1.5 million deferred gain from a limited partnership interest in the sold property.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

In the nine months ended September 30, 2000, TCI sold the following properties:

                                              Units/       Sales   Net Cash      Debt          Gain on
Property                     Location      Rooms/Sq.Ft.    Price   Received   Discharged        Sale
-----------------------  ----------------  -------------  -------  --------  -------------     -------
First Quarter
Apartments
Hunters Bend             San Antonio, TX      96 Units    $ 1,683    $  418   $   1,127/(1)/    $  572
Westgate of Laurel       Laurel, MD          218 Units     11,290     2,599       7,525/(1)/     3,575

Second Quarter
Apartments
Apple Creek              Dallas, TX          216 Units      4,300     2,155       1,723          3,240
Villas at Fairpark       Los Angeles, CA      49 Units      3,435       792       2,386          1,188

Hotel
Chateau Charles          Lake Charles, LA    245 Rooms      1,000       928          --            633

Third Quarter
Apartments
Villas at Countryside    Sterling, VA        102 Units      8,100     2,686       5,334/(1)/     1,520
Eagle Rock               Los Angeles, CA      99 Units      5,600     1,967       3,246          1,021
Woodbridge               Denver, CO          194 Units      6,856     3,328       2,845          3,796
Ashley Crest             Houston, TX         168 Units      3,950     1,102       2,812/(1)/       706

Office Building/Warehouse
Brookfield Corporate
 Center                  Chantilly, VA   63,504 Sq.Ft.      4,850     1,729       2,838          1,369
Shady Trail              Dallas, TX      42,900 Sq.Ft.        900       340         521            206

Land
McKinney /(2)/           McKinney, TX        255 Acres      8,783     5,035       4,423          2,091
Allen /(3)/              Allen, TX          5.49 Acres        370        86         281            184

-------------
(1)    Debt assumed by purchaser.
(2) The McKinney land sale included three parcels of land: the 20 acre Netzer land; the 79.54 acre DF Fund land; and the 156.19 acre OPUBCO land.
(3)    The Allen land consisted of a partial sale of three parcels of land:  a
       2.62 acre tract of the Stacy Road land; a 2.23 acre tract of the Sandison land; and a .64 acre tract of the Whisenant land.

Construction Projects. In August 2001, TCI obtained a financing commitment of $13.0 million and commenced construction of a 252 unit apartment complex on the Limestone Ranch land parcel in Lewisville, Texas. The mortgage bears interest at a variable rate, currently 4.7% per annum, requires monthly payments of interest only and matures December 2003. The development is expected to cost $16.3 million and is expected to be completed by May 2002. As of October 2001, $3.3 million has been funded.

In July 2001, TCI commenced construction of an 80 unit apartment complex on the Watersedge land parcel in Gulfport, Mississippi. The development

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------------

is expected to cost a total of $5.0 million and is expected to be completed by April 2002. As of October 2001, TCI has paid a total of $640,000.

NOTE 3.  NOTES AND INTEREST RECEIVABLE
--------------------------------------

In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. In June 2001, an additional $1.5 million was funded. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $67,000 and matured in September 2001. In October 2001, TCI extended the loan until February 2002, receiving $100,000 as an extension fee.

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

In August 2001, TCI agreed to fund up to $5.6 million secured by an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matures in January 2003. As of October 2001, TCI has funded a total of $1.3 million.

In September 2001, a mortgage loan in the amount of $3.0 million matured. TCI agreed to extend the loan until November 2001 accepting a $750,000 loan principal paydown.

In October 2001, TCI funded a $4.0 million loan secured by a second lien on a 375,752 sq. ft. office building in St. Louis, Missouri. The note receivable bears interest at 9.0% per annum, requires monthly interest only payments of $30,000 and matures in February 2002.

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES
-------------------------------------------

In February 2001, TCI entered into a joint venture with UBM Liegenschaftsverwertung GmbH ("UBM"), an Austrian limited liability company, to invest in the construction and ownership of a 165 room hotel in Wroclaw, Poland. UBM invested 2.0 million Euro dollars ($1.8 million) and TCI invested 4.0 million Euro dollars ($3.6 million) and guaranteed a 16 million Euro dollars ($15.0 million) mortgage loan for the project. TCI holds a 66.7% interest. Construction for the project began in the fall of 2000 and completion of the hotel is scheduled for December 2001.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)
-------------------------------------------

In March 2001, in conjunction with the sale of the 211 unit Park at Colonade Apartments in San Antonio, Texas, TCI received a 23% limited partner interest in the acquiring partnership. TCI is to receive payments of $5,000 monthly from the partnership, a $50,000 distribution in June 2001 which was received and its remaining investment of $500,000 in March 2002. In July 2001, TCI assigned its limited partnership interest to the general partner, receiving a discounted payoff of $490,000. In conjunction with this assignment and receipt of the distribution in July, TCI recognized a previously deferred gain on the sale of the apartments of $540,000.

In June 2001, in conjunction with the sale of the 275 unit McCallum Glen Apartments in Dallas, Texas, TCI received a 30% limited partner interest in the acquiring partnership. TCI is to receive payments of $12,500 monthly from the partnership and its remaining investment of $1.5 million in June 2003.

In July 2001, TCI entered into a partnership to construct a 392 lot, single family subdivision in Tarrant County, Texas. TCI will invest $4.4 million cash in the partnership and the partnership shall obtain a $7.0 million mortgage loan for the project. TCI will hold a 24% interest. As of October 2001, TCI has invested $3.3 million in the partnership.

In October 2001, TCI entered into a partnership agreement to construct a 248 unit apartment complex in Arlington, Texas, with Capstone American Properties. TCI will invest $2.1 million cash in the partnership and the partnership shall obtain a $13.5 million mortgage loan for the project. TCI will hold a 24% interest. As of October 2001, TCI has invested $1.7 million in the partnership.

Prior to the first quarter of 2001, TCI accounted for its investment in American Realty Investors, Inc. ("ARI"), an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI using the equity method.


NOTE 5.  INVESTMENTS IN EQUITY INVESTEES
----------------------------------------

Real estate entities. TCI's investment in real estate entities at September 30, 2001, included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. ("IORI") and ARI, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), TCI's advisor, serves as advisor to IORI and ARI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.  INVESTMENTS IN EQUITY INVESTEES (Continued)
----------------------------------------

TCI's investment in real estate entities, accounted for using the equity method, at September 30, 2001 was as follows:

                Percentage            Carrying           Equivalent
                 of TCI's             Value of            Investee          Market Value
               Ownership at        Investment at       Book Value at      of Investment at
Investee    September 30, 2001   September 30, 2001  September 30, 2001  September 30, 2001
--------    -------------------  ------------------  ------------------  ------------------
IORI.......        24.0%             $ 3,648             $ 8,564             $ 4,494
ARI........         6.3%              10,132               5,149               8,276
                                     -------             -------             -------
                                      13,780             $13,713             $12,770
                                                         =======             =======

Other......                            9,740
                                     -------
                                     $23,520
                                     =======

The difference between the carrying value of TCI's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the nine months ended September 30, 2001

        Revenues....................................   $136,366
        Equity in income of partnerships............      9,184
        Property operating expenses.................    126,118
        Depreciation................................     14,103
        Interest expense............................     60,698
                                                       --------
        (Loss) before gains on sale of real estate..    (55,369)

        Gain on sale of real estate.................     62,860
                                                       --------
        Net income..................................   $  7,491
                                                       ========

TCI's share of equity investees' loss before gains on the sale of real estate was $4.5 million for the nine months ended September 30, 2001, and its share of equity investees' gains on sale of real estate was $4.0 million for the nine months ended September 30, 2001.

NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In 2001, TCI financed the following property:

                                            Debt       Debt     Net Cash   Interest   Maturity
Property           Location     Acres     Incurred  Discharged  Received     Rate       Date
----------------  ----------  ----------  --------  ----------  --------  ----------  --------
Second Quarter
Land
Red Cross         Dallas, TX  2.89 Acres    $4,500  $   --        $4,328  12.5%/(1)/     10/02

------------------
(1) Variable rate.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)
-----------------------------------

In the first nine months of 2000, TCI financed/refinanced the following properties:

                                                              Debt       Debt     Net Cash   Interest   Maturity
        Property              Location       Units/Sq.Ft.   Incurred  Discharged  Received     Rate       Date
-------------------------  ---------------  --------------  --------  ----------  --------  ----------  --------
First Quarter
Apartments
Crescent Place             Houston, TX          120 Units     $2,165      $1,722    $  370     7.04%/(1)/    03/30
Madison @ Bear Creek       Houston, TX          180 Units      3,500       2,625       730     7.04/(1)/     03/30

Office Buildings
Westgrove Air Plaza        Addison, TX      78,326 Sq.Ft.      2,087       1,180       742     9.02/(1)/     01/05
Venture Center             Atlanta, GA      38,772 Sq.Ft.      2,700       1,113     1,592     8.75          03/10

Second Quarter
Apartments
Country Crossing           Tampa, FL            227 Units      3,825       2,645       985     9.65/(1)/     06/03
Fontenelle Hills /(2)/     Bellevue, NE         338 Units      2,010          --     1,967     8.51          06/10

Office Building
Technology Trading         Sterling, VA    197,659 Sq.Ft.      6,300       3,881     2,065     8.26/(1)/     05/05

Warehouses
5360 Tulane                Atlanta, GA      67,850 Sq.Ft.        375         208       134     9.65/(1)/     04/03
Space Center               San Antonio, TX 101,500 Sq.Ft.      1,125         691       402     9.65/(1)/     04/03

Third Quarter
Office Building
Jefferson                  Washington, DC   71,876 Sq.Ft.      9,875       8,955       557     9.50          07/25

------------------

(1)  Variable interest rate.
(2)  Second lien on property.

NOTE 7.  PREFERRED STOCK
------------------------

In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, TCI issued 30,000 share of Series C Preferred Stock. TCI's Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share or $1.50 per quarter through September 2003, then $7.00 per share or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI.

NOTE 8.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8.  OPERATING SEGMENTS (Continued)
---------------------------

expenses. Management evaluates the performance of each of the operating segments and allocates resources to each based on its operating income and cash flow. Items of income not reflected in the segments are interest, equity in partnerships and gains on sales of real estate which totaled $17.6 million and $45.3 million for the three and nine months ended September 30, 2001, and $12.5 million and $31.0 million for the three and nine months ended September 30, 2000. Expenses not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, and net income fees which totaled $5.1 million and $16.7 million for the three and nine months ended September 30, 2001, and $3.2 million and $10.9 million for the three and nine months ended September 30, 2000. Also excluded from segment assets are assets of $100.8 million at September 30, 2001, and $83.5 million at September 30, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2001 and 2000, and each segment's assets at September 30.

     Three Months Ended                 Commercial
     September 30, 2001         Land    Properties  Apartments  Hotels    Total
-----------------------------  -------  ----------  ----------  -------  --------
Rents........................  $   141    $ 17,097    $ 13,440  $ 1,745  $ 32,423
Property operating expenses..      355       9,469       8,636    1,183    19,643
                               -------    --------    --------  -------  --------
Operating income.............  $  (214)   $  7,628    $  4,804  $   562  $ 12,780
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  3,126    $  1,313  $   298  $  4,737
Interest.....................      516       5,049       3,562      301     9,428
Real estate improvements.....      239       2,632       2,932       26     5,829
Assets.......................   60,902     312,100     212,729   19,342   605,073
                                         Commercial
Property Sales:                  Land    Properties  Apartments            Total
                                -------  ----------  ----------          ---------
Sales price..................  $   300     $ 6,575    $ 39,050           $ 45,925
Cost of sales................     (515)     (6,371)    (21,843)           (28,729)
                               -------    --------    --------           --------
Gain on sale.................     (215)    $   204    $ 17,207           $ 17,196/(1)/
                               =======    ========    ========           ========

----------------------
(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $1.0 million and a previously deferred gain on the sale of the Park at Colonnade Apartments of $540,000.

      Nine Months Ended                 Commercial
     September 30, 2001         Land    Properties  Apartments  Hotels     Total
-----------------------------  -------  ----------  ----------  -------  ---------
Rents........................  $   465    $ 52,701    $ 45,274  $ 5,024   $103,464
Property operating expenses..      920      28,621      27,011    3,532     60,084
                               -------    --------    --------  -------   --------
Operating income.............  $  (455)   $ 24,080    $ 18,263  $ 1,492   $ 43,380
                               =======    ========    ========  =======   ========

Depreciation.................  $    --    $  9,666    $  4,289  $   831   $ 14,786
Interest.....................    1,345      16,877      12,159      999     31,380
Real estate improvements.....    1,332       4,917       3,013      242      9,504
Assets.......................   60,902     312,100     212,729   19,342    605,073
                                        Commercial
Property Sales:                 Land    Properties   Apartments           Total
                               -------  ----------  ------------        ----------
Sales price..................  $ 3,351    $ 46,573    $ 86,745          $  136,669
Cost of sales................   (2,235)    (32,049)    (58,816)            (93,100)
                               -------    --------    --------          ----------
Gain on sale.................  $ 1,116    $ 14,524    $ 27,929          $   43,569/(1)/
                               =======    ========    ========          ==========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.  OPERATING SEGMENTS (Continued)
---------------------------

-----------
(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $4.0 million.

     Three Months Ended                 Commercial
     September 30, 2000         Land    Properties  Apartments  Hotels    Total
-----------------------------  -------  ----------  ----------  -------  --------
Rents........................  $   194    $ 15,136    $ 19,178  $   656  $ 35,164
Property operating expenses..      194       8,133      11,562        7    19,896
                               -------    --------    --------  -------  --------
Operating income.............  $    --    $  7,003    $  7,616  $   649  $ 15,268
                               =======    ========    ========  =======  ========

Depreciation.................  $    --    $  2,819    $  2,328  $   250  $  5,397
Interest.....................      837       5,555       5,464      398    12,254
Real estate improvements.....       94       3,358         172      113     3,737
Assets.......................   57,879     329,676     245,486   19,504   652,545

                                         Commercial
Property Sales:                 Land     Properties   Apartments           Total
                               -------   ----------   ----------         ---------
Sales price..................  $ 9,153     $ 5,750    $ 24,506          $  39,409
Cost of sales................   (6,878)     (4,175)    (17,463)           (28,516)
                               -------     -------    --------          ---------
Gain on sale.................  $ 2,275     $ 1,575    $  7,043          $  10,893/(1)/
                               =======     =======    ========          =========

-------------------------

(1) Excludes TCI's share of gains recognized by an equity affiliate of $862,000.

      Nine Months Ended                 Commercial
     September 30, 2000         Land    Properties  Apartments  Hotels     Total
-----------------------------  -------  ----------  ----------  -------  ---------
Rents........................  $   532    $ 44,534    $ 57,137  $ 1,652   $103,855
Property operating expenses..      468      22,690      33,356      145     56,659
                               -------    --------    --------  -------   --------
Segment operating income.....  $    64    $ 21,844    $ 23,781  $ 1,507   $ 47,196
                               =======    ========    ========  =======   ========

Depreciation.................  $    --    $  7,895    $  6,226  $   744   $ 14,865
Interest.....................    2,812      15,410      16,012    1,171     35,405
Real estate improvements.....       84       7,768       1,270      864      9,986
Assets.......................   57,879     329,676     245,486   19,504    652,545

                                         Commercial
Property Sales:                 Land     Properties  Apartments  Hotels     Total
                               -------   ----------  ----------  -------  --------
Sales price..................  $ 9,153     $ 5,750    $ 45,214  $ 1,000   $ 61,117
Cost of sales................   (6,878)     (4,175)    (29,596)    (367)   (41,016)
                               -------     -------    --------  -------   --------
Gain on sale.................  $ 2,275     $ 1,575    $ 15,618  $   633   $ 20,101/(1)/
                               =======     =======    ========  =======   ========
--------------------

(1) Excludes a $4.8 million previously deferred gain on the sale of land and TCI's share of gains recognized by an equity affiliate of $4.6 million.

NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

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

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Except for the Olive Litigation (see PART II. OTHER INFORMATION,
ITEM 1. "LEGAL PROCEEDINGS), management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

NOTE 10. INCOME TAXES
---------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in the three and nine months ended September 30, 2001 and 2000; therefore, it recorded no provision for income taxes.

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $35.3 million at September 30, 2001, compared with $22.3 million at December 31, 2000. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2001, compared to $1.1 million for the nine months ended September 30, 2000. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) of $44.4 million in the nine months ended September 30, 2001, approximated the $44.4 million in 2000.

Interest collected increased to $1.1 million in the nine months ended September 30, 2001, from $594,000 in 2000. The increase was primarily due to TCI funding two loans in the fourth quarter of 2000 and three loans funded in 2001.

Interest paid decreased to $30.7 million in the nine months ended September 30,
2001, from $33.8 million in the nine months ended September 30, 2000.   Of the
decreases, $5.1 million was from the sale of 33 properties in 2001 and 2000 subject to debt, and $1.2 million was from loan payoffs and principal paydowns in 2001 and 2000. These decreases were offset by increases of $3.2 million from the purchase of 20 properties in 2001 and 2000 subject to debt.

Advisory, incentive and net income fees paid increased to $7.8 million in the nine months ended September 30, 2001, from $5.7 million in the nine months ended September 30, 2000. The increase was primarily due to an increase in incentive fees of $1.6 million. The incentive fee is equal to 10% of the amount by which the aggregate sales consideration for all TCI's properties sold during the year exceeds the total cost of the property plus a simple 8% annual return to TCI's net investment in such property.

General and administrative expenses paid increased to $7.7 million in the nine months ended September 30, 2001, from $6.5 million in the nine months ended September 30, 2000. This increase was mainly due to an increase in legal fees and consulting fees.

In the first nine months of 2001, TCI sold 12 apartments, two warehouses, three office buildings and four parcels of unimproved land for a total of $136.7 million, receiving net cash of $43.8 million after the payoff of existing debt and the payment of various closing costs. The purchasers assumed $34.2 million in mortgage debt.

Also in the first nine months of 2001, TCI financed a parcel of unimproved land for $4.5 million, receiving $4.3 million in cash after the payment of various closing costs.

Further in the first nine months of 2001, TCI purchased five apartments and four parcels of unimproved land for a total of $49.3 million, paying $7.1 million in cash, including various closing costs, and assumed existing mortgage debt of $37.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In the fourth quarter of 2001, TCI purchased one parcel of unimproved land for $1.2 million in cash.

In September 2001, the Board of Directors approved a private block purchase of 593,200 shares of Common Stock for a total of $9.5 million.

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

Recent Accounting Pronouncements
--------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, is to be applied prospectively.

Results of Operations
---------------------

TCI had net income of $11.1 million and $25.7 million in the three and nine months ended September 30, 2001, including gains on sale of real estate totaling $18.8 million and $47.5 million, compared to net income of $6.9 million and $17.0 million in the corresponding periods in 2000, including gains on sale of real estate totaling $11.8 million and $29.6 million. Fluctuations in this and other components of revenues and expense between the 2001 and 2000 periods are discussed below.

Rents in the three months ended September 30, 2001, decreased to $32.4 million compared to $35.2 million in 2000. Of this decrease, $6.1 million was due to the sale of 26 apartments in 2001 and 2000 and $1.3 million was due to the sale of six commercial properties in 2001 and 2000. These decreases were offset by increases of $308,000 due to the purchase of 11 apartments in 2001 and 2000 and $2.5 million was due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

the purchase of seven commercial properties in 2001 and 2000. Decreases in rents of $53,000 also was due to decreased parking revenues for TCI's land
properties.   Rental rates and occupancies increased by $63,000 for TCI's apartments and by $752,000 for TCI's commercial properties. In 2000, TCI leased its four hotels to Regis Hotel Corporation, an affiliate of Basic Capital Management, Inc., at an annual base rent totaling $503,477 per year plus 30% of the hotel's gross revenues. Beginning January 1, 2001, TCI no longer leased the hotels and recognized revenues based on the operations of the hotels. From this change, rents increased at TCI's hotels by $1.1 million.

Rents in the nine months ended September 30, 2001, decreased to $103.5 million compared to $103.9 million in 2000. Of this decrease, $14.6 million was due to the sale of 26 apartments in 2001 and 2000 and $1.8 million was due to the sale of six commercial properties in 2001 and 2000. Decreases in rents of $67,000 also were due to decreased parking revenues for TCI's land properties. These decreases were offset by increases of $1.1 million due to the purchase of 11 apartments in 2001 and 2000 and $7.8 million was due to the purchase of seven commercial properties in 2001 and 2000. Rental rates and occupancies increased by $1.7 million for TCI's apartments, $2.2 million for TCI's commercial properties and $3.4 million at TCI's hotels. Rents for the remaining quarter of 2001, are expected to decrease as TCI selectively sells properties.

Property operations expense decreased in the three months ended September 30, 2001, to $19.6 million from $19.9 million compared to the corresponding period in 2000. Of this decrease, $3.3 million was due to the sale of 26 apartments in 2001 and 2000 and $585,000 was due to the sale of six commercial properties. These decreases were offset by increases of $255,000 due to the purchase of 11 apartments in 2001 and 2000 and $1.3 million due to the purchase of seven commercial properties in 2001 and 2000. Apartment operating expenses increased by $131,000 due to increased leasing costs and utilities and an increase of $645,000 was due to increased leasing, utility and maintenance costs at TCI's commercial properties. Hotel operating expenses increased by $1.2 million and an increase of $161,000 was due to increases in maintenance and taxes for TCI's land properties.

Property operations expenses increased in the nine months ended September 30, 2001, to $60.1 million from $56.7 million compared to the corresponding period in 2000. Of this increase, $931,000 was due to the purchase of 11 apartments in 2001 and 2000 and $3.8 million was due to the purchase of seven commercial properties in 2001 and 2000. An increase of $2.8 million was due to increased leasing, utility and maintenance costs at TCI's commercial properties. Hotel operating expenses increased by $3.4 million and increases of $452,000 were due to increases in maintenance and taxes for TCI's land parcels. These increases were offset by decreases of $7.1 million due to the sale of 26 apartments in 2001 and 2000 and $684,000 due to the sale of six commercial properties in 2001 and 2000. Apartment operating expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

decreased by $164,000 due to decreased maintenance and tax expenses. Property operating expenses for the remaining quarter of 2001 are expected to decrease as TCI selectively sells properties.

Interest and other income increased to $1.0 million and $2.3 million in the three and nine months ended September 30, 2001, compared to $936,000 and $1.9 million in 2000. The increase was primarily due to TCI funding two loans in the fourth quarter of 2000 and three loans in 2001. Interest income for the remaining quarter of 2001 is expected to increase from the additional loan funded in October 2001.

In the three and nine months ended September 30, 2001, gains on sale of real estate totaling $18.8 million and $47.5 million were recognized. The gains included $1.6 million on the sale of the Heritage Apartments, $167,000 on the sale of Zodiac Warehouse, $355,000 on the sale of a tract of the McKinney 36 land parcel, $1.0 million on the sale of Forest Ridge Apartments, $1.6 million on the sale of Park at Colonade Apartments, $1.0 million on the sale of a tract of the Round Mountain land parcel, $4.6 million on the sale of Fontenelle Apartments, $601,000 on the sale of Bent Tree Gardens Apartments, $9.2 million on the sale of Waterstreet Office Building, $4.2 million on the sale of Technology Trading Center, $1.4 million on the sale of McCallum Glen Apartments, $836,000 on the sale of Daley Office Plaza, $204,000 on the sale of Chesapeake Office Center, $4.5 million on the sale of McCallum Crossing Apartments, $1.4 million on the sale of Carseka Apartments, $7.3 million on the sale of Sunset Lake Apartments, $2.2 million on the sale of Oak Run Manor Apartments, $1.8 million on the sale of Park Lane Apartments, and $4.0 million in gains on sale of real estate from an equity investee. These gains were offset by a loss of $71,000 on the Moss Creek land parcel, and a loss of $215,000 on the sale of a tract of the Eagle Crest land parcel.

In the three and nine months ended September 30, 2000, gains on sale of real estate totaling $11.8 million and $29.6 million were recognized, including $572,000 on the sale of Hunters Bend Apartments, $3.6 million on the sale of Westgate of Laurel Apartments, $3.2 million on the sale of Apple Creek Apartments, $1.2 million on the sale of Villas at Fairpark Apartments, $633,000 on the sale of Chateau Charles Hotel, a $4.8 million previously deferred gain on the sale of McKinney land, TCI's share of gains recognized by an equity affiliate of $4.6 million, $1.4 million on the sale of Brookfield Corporate Center, $706,000 on the sale of Ashley Crest Apartments, $184,000 on the partial sale of Stacy Road land, $1.0 million on the sale of Eagle Rock Apartments, $206,000 on the sale of Shady Trail Warehouse, $2.1 million on the sale of the McKinney land, $3.8 million on the sale of the Woodbridge Apartments and $1.5 million on the sale of Villas at Countryside Apartments.

Interest expense decreased to $9.4 million in the three months ended September 30, 2001, from $12.3 million in 2000. Of this decrease, $1.7 million was due to the sale of 26 apartments in 2001 and 2000, $592,000 was due to the sale of six commercial properties in 2001 and 2000 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

$60,000 was due to the sale of two land parcels subject to debt in 2000. Decreases of $182,000 was due to the refinancing of six commercial properties in 2000, $26,000 was due to the refinancing of three apartments in 2000 and $409,000 was due to land loan payoffs and principal paydowns in 2001 and 2000. Of the remaining decreases, $255,000 was due to lower variable interest rates at TCI's apartments, $600,000 was due to lower variable interest rates at TCI's commercial properties, and $97,000 was due to lower variable interest rates at TCI's hotels. The decrease was offset by increases of $79,000 due to the purchase of 11 apartments in 2001 and 2000, $868,000 due to the purchase of seven commercial properties in 2001 and 2000 and $148,000 due to the financing of one land parcel in 2001.

Interest expense decreased to $31.4 million in the nine months ended September 30, 2001, compared to $35.4 million in 2000. Of this decrease, $4.2 million was due to the sale of 26 apartments in 2001 and 2000, $591,000 was due to the sale of six commercial properties in 2001 and 2000, and $283,000 was due to the sale of two land parcels subject to debt in 2000. A decrease of $157,000 was due to the refinancing of six commercial properties in 2000, and an increase of $136,000 was due to the refinancing of three apartment properties in 2000, and decreases of $1.5 million were due to land loan payoffs and principal paydowns in 2001 and 2000. Of the remaining decrease, $132,000 was due to lower variable interest rates at TCI's apartments, $885,000 was due to lower variable interest rates at TCI's commercial properties and $172,000 was due to lower variable interest rates at TCI's hotels. These decreases were offset by increases of $343,000 due to the purchase of 11 apartments in 2001 and 2000, $3.1 million due to the purchase of seven commercial properties in 2001 and 2000 and $325,000 due to the refinancing of one land parcel in 2001. Interest expense for the remaining quarter of 2001 is expected to decrease as TCI selectively sells properties.

Depreciation expense decreased to $4.7 million and $14.8 million in the three and nine months ended September 30, 2001, from $5.4 million and $14.9 million in 2000. Of these decreases, $985,000 and $1.9 million were due to the sale of 26 apartments in 2001 and 2000 and $243,000 and $285,000 were due to the sale of six commercial properties, and decreases of $44,000 and $105,000 were due to fully depreciated building and land improvements at TCI's apartments. These decreases were offset by increases of $14,000 and $91,000 due to the purchase of 10 apartments in 2001 and 2000 and $323,000 and $1.2 million due to the purchase of seven commercial properties in 2001 and 2000. Increases of $227,000 and $885,000 were due to building and tenant improvements at TCI's commercial properties, and increases of $48,000 and $87,000 were due improvements at TCI's hotels. Depreciation expense for the remaining quarter of 2001 is expected to decrease as TCI selectively sells properties.

Advisory fee decreased to $1.3 million in the three months ended September 30, 2001, from $1.4 million in 2000 and increased to $4.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Results of Operations (Continued)
---------------------

million in the nine months ended September 30, 2001, from $3.9 million in 2000. The three month decrease was due to a decrease in TCI's gross assets from 2000 and the nine month increase was due to an increase in TCI's gross assets, the basis for such fee. Advisory fees for the remaining quarter of 2001 are expected to decrease with decreases in TCI's gross assets.

Net income fee to affiliate was $946,000 and $2.1 million in the three and nine months ended September 30, 2001, as compared to $567,000 and $1.3 million in 2000. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

Incentive fee to affiliate was $1.3 million and $2.9 million in the three and nine months ended September 30, 2001. The incentive fee is payable to TCI's advisor based on 10% of aggregate sales consideration less TCI's cost of all properties sold during the year. Incentive fees are expected to increase as TCI selectively sells properties.

General and administrative expenses increased to $1.6 million and $7.5 million in the three and nine months ended September 30, 2001, from $1.3 million and $5.7 million in 2000. These increases were mainly due to an increase in legal fees and other professional fees.

Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI using the equity method. Equity losses of investees increased to $2.2 million and $4.5 million in the three and nine months ended September 30, 2001, from $185,000 and $477,000 in the three and nine months ended September 30, 2000. The losses from equity investees are primarily attributed to increased operating losses for IORI and TCI's accounting for its investment in ARI.

Tax Matters
-----------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in the three and nine months ended September 30, 2001 and 2000; therefore, it recorded no provision for income taxes.

Inflation
---------

The effects of inflation on TCI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS (Continued)
        ---------------------

Inflation (Continued)
---------

inflation affects interest rates, TCI's earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt, will be affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

At September 30, 2001, TCI's exposure to a change in interest rates on its debt is as follows:

                                         Weighted     Effect of 1%
                                         Average      Increase In
                            Balance   Interest Rate    Base Rates
                           ---------  --------------  ------------
Notes payable:
  Variable rate..........   $130,742           7.52%       $1,307
                           =========                       ======

Total decrease in TCI's
  annual net income......                                  $1,307
                                                           ======

Per share................                                  $  .15
                                                           ======
                        -------------------------------

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

-------------------------

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

In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provisions of the Modification. The Board believes that the provisions of the Settlement, Modification and the Olive Amendment terminated on April 28, 1999. However, in September 2000, the Court ruled that certain provisions of the Modification continue to be effective after the termination date. This ruling has been appealed to the United States Court of Appeals for the Ninth Circuit by TCI and IORI. See ITEM 5. "OTHER INFORMATION" for information on a preliminary agreement to settle the pending issues in this case.

ITEM 5. OTHER INFORMATION
-------------------------

On October 23, 2001, TCI, Income Opportunity Realty Investors, Inc. ("IORI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $17.50 cash per TCI share and $19.00 cash

-------------------------

per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. The preferred shares will be convertible into ARI common stock during a six month period commencing on the first anniversary of the effective date of the transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries ARI. The transaction is subject to the negotiation of a definitive merger agreement, approval of the court and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a) Exhibits:


Exhibit
Number                             Description
-------       ---------------------------------------------------------

  3.0 Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preference, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001.


(b) Reports on Form 8-K as follows:

    A Current Report on Form 8-K, dated October 10, 2001, was filed with respect to Item 2. "Acquisition and Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the disposition of 11 apartments, two warehouses, three office buildings and four parcels of unimproved land.

    A Current Report on Form 8-K, dated October 9, 2001, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the purchase of 593,200 shares of TCI Common Stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRANSCONTINENTAL REALTY
                                    INVESTORS, INC.



Date:     November 9, 2001          By:  /s/ Karl L. Blaha
     --------------------------        --------------------------------
                                        Karl L. Blaha
                                        President



Date:     November 9, 2001          By:  /s/ Brent Horak
     --------------------------        --------------------------------
                                        Brent Horak
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 2001



Exhibit                                                             Page
Number                         Description                         Number
-------    -----------------------------------------------------  -------
  3.0      Certificate of Designation of Transcontinental            30
           Realty Investors, Inc. setting forth the Voting
           Powers, Designations, Preference, Limitations,
           Restrictions and Relative Rights of Series C
           Cumulative Convertible Preferred Stock, dated
           September 28, 2001.