Form 10-K405
period 2001-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2002-03-20
CIK 733590

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For The Year Ended December 31, 2001

                         Commission File Number 1-9240

                               -----------------

                    Transcontinental Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                       Nevada                         94-6565852
           (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

                1800 Valley View Lane
              Suite 300, Dallas, Texas                   75234
       (Address of Principal Executive Office)        (Zip Code)

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

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 4, 2002, the Registrant had 8,042,594 shares of Common Stock outstanding. Of the total shares outstanding 2,858,143 were held by other than those who may be deemed to be affiliates, for an aggregate value of $47,445,174 based on the last trade as reported on the New York Stock Exchange on March 4, 2002. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.
                          Commission File No. 1-14784
     Consolidated Financial Statements of American Realty Investors, Inc.
                         Commission File No. 001-15663

================================================================================

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                              Page
                                                                                              ----
                                           PART I

Item 1. Business.............................................................................   3
Item 2. Properties...........................................................................   6
Item 3. Legal Proceedings....................................................................  16
Item 4. Submission of Matters to a Vote of Security Holders..................................  17

                                           PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters............  18
Item 6. Selected Financial Data..............................................................  19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  20
Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk......................  27
Item 8. Financial Statements and Supplementary Data..........................................  28
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  68

                                          PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant.........................  68
Item 11. Executive Compensation..............................................................  73
Item 12. Security Ownership of Certain Beneficial Owners and Management......................  75
Item 13. Certain Relationships and Related Transactions......................................  75

                                           PART IV

Item 14. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K......  77
Signature Page...............................................................................  79

                                    PART I

ITEM 1.  BUSINESS

   Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET"), a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share.

   Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Under the Code, TCI cannot re-qualify for REIT tax status for at least five years.

   TCI's real estate at December 31, 2001, consisted of 136 properties held for investment, three partnership properties and three properties held for sale that were primarily obtained through foreclosure. In 2001, TCI purchased 17 properties held for investment. TCI's mortgage notes receivable portfolio at December 31, 2001, consisted of ten mortgage loans. In addition, TCI has an interest in a partnership that holds a wraparound mortgage note receivable. TCI's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

   On October 23, 2001, TCI, Income Opportunity Realty Investors, Inc. ("IORI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.

Business Plan and Investment Policy

   TCI's business is investing in real estate through direct equity ownership and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. TCI's real estate is located throughout the continental United States and one property is located in Poland. Information regarding TCI's real estate and mortgage notes receivable portfolios is set forth in ITEM 2. "PROPERTIES", and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

   Management does not expect that TCI will seek to fund or acquire new mortgage loans in 2002. However, TCI may originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management intends to service and hold for investment the mortgage notes in TCI's portfolio. However, TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI's rights vigorously with respect to mortgage notes that are in default. TCI's Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

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

   BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust, which owns BCM and in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   BCM has been providing advisory services to TCI since March 28, 1989. BCM also serves as advisor to IORI and ARI. The Directors of TCI are also directors of IORI. The officers of TCI also serve as officers of ARI, IORI, and BCM. As of March 4, 2002, TCI owned approximately 24.0% of IORI's outstanding shares of common stock and ARI owned approximately 50.0% and BCM owned approximately 14.5% of the outstanding shares of TCI's Common Stock.

   Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of 51 of TCI's commercial properties and the two commercial properties owned by real estate partnerships in which TCI and IORI are partners to Regis Realty, Inc. ("Regis"), a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis also is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel Corporation, a related party, manages TCI's five hotels. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

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

   Details of TCI's real estate and mortgage notes receivable portfolios at December 31, 2001, are set forth in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning TCI's real estate and mortgage notes receivable portfolios.

   TCI's real estate portfolio consists of properties held for investment, properties held for sale, which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable, and investments in partnerships. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning TCI's real estate and further summary information with respect to its properties held for investment, properties held for sale and its investment in partnerships.

   At December 31, 2001, none of TCI's properties, mortgage notes receivable or investment in partnerships exceeded 10% of total assets. At December 31, 2001, 88% of TCI's assets consisted of properties held for investment, less than 1% consisted of properties held for sale, 3% consisted of mortgage notes and interest receivable and 2% consisted of investments in partnerships. The remaining 7% of TCI's assets were invested in cash, cash equivalents and other assets. The percentage of TCI's assets invested in any one category is subject to change and no assurance can be given that the composition of TCI's assets in the future will approximate the percentages listed above.

   TCI's real estate is geographically diverse. At December 31, 2001, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 2001, TCI held mortgage notes receivable secured by apartments and commercial properties in the Southwest and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

Geographic Regions

   TCI has divided the continental United States into the following geographic regions.

                            [GEOGRAPHIC REGION MAP]

Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. TCI owns a commercial property in this region.

Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. TCI owns 8 apartments and 19 commercial properties in this region.

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. TCI owns 45 apartments and 22 commercial properties in this region.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. TCI owns 2 apartments, 4 commercial properties and 3 hotels in this region.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. TCI owns 3 commercial properties in this region.

Pacific region comprised of the states of California, Oregon and Washington. TCI owns 2 apartments, a hotel and 2 commercial properties in this region.



   Excluded from the above are 26 parcels of unimproved land and one hotel in Wroclaw, Poland, as described below.

Real Estate

   At December 31, 2001, approximately 93% of TCI's assets were invested in real estate. TCI invests primarily in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. TCI's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

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

   At December 31, 2001, TCI had the following properties under construction:

                                                         Additional Construction
                                       Units/    Amount    Amount       Loan
Property                 Location      Rooms    Expended to Expend    Funding
--------              --------------- --------- -------- ---------- ------------
Apartments
Falcon Lakes......... Arlington, TX   284 Units $ 1,688   $14,057     $13,469
Limestone Ranch...... Lewisville, TX  252 Units   8,225     6,396      13,000
River Oaks........... Wiley, TX       180 Units   2,228     9,763      10,023
Sendero Ridge........ San Antonio, TX 384 Units   6,561    22,100      24,420
Tivoli............... Dallas, TX      190 Units   4,299     9,135      11,000
Verandas at City View Fort Worth, TX  314 Units   2,570    20,380      19,000
Waters Edge IV....... Gulfport, MS     80 Units   1,979     2,104          --

Hotel
Akademia............. Wroclaw, Poland 165 Rooms  11,761     6,974      14,240

   In the opinion of management, the properties owned by TCI are adequately covered by insurance.

   The following table sets forth the percentages, by property type and geographic region, of TCI's real estate (other than four hotels in the Pacific and Midwest regions, one hotel in Poland and 26 parcels of unimproved land, as described below) at December 31, 2001.

                                             Commercial
                        Region    Apartments Properties
                        ------    ---------- ----------
                        Pacific..      2%         1%
                        Midwest..      2         11
                        Northeast     --          1
                        Southwest     83         51
                        Southeast     13         31
                        Mountain.     --          5
                                     ---        ---
                                     100%       100%
                                     ===        ===

   The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI's investment in each region. TCI owns 26 parcels of unimproved land, 1 parcel of
4.66 acres in the Southeast region and 25 parcels of .67 acres, .68 acres,
14.39 acres, 2.89 acres, 2.14 acres, 4.7 acres, 6.8 acres, 18.99 acres, 34.58 acres, 36.38 acres, 97.97 acres, 55.8 acres, 160.38 acres, 97.0 acres, 101.94 acres, 16.16 acres, 18 acres, 17.07 acres, 9.96 acres, 108.9 acres, 6.07 acres,
10.5 acres, 5.36 acres, 7.11 acres, and 18,000 sq. ft. in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of TCI's real estate portfolio.

   A summary of activity in TCI's owned real estate portfolio during 2001 is as follows:

                   Owned properties at January 1, 2001.. 144
                   Properties purchased.................  17
                   Properties sold...................... (22)
                                                         ---
                   Owned properties at December 31, 2001 139
                                                         ===

   Properties Held for Investment. Set forth below are TCI's properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2001, 2000 and 1999, for apartments and commercial properties and average occupancy during 2001, 2000 and 1999 for hotels:

                                                                        Rent Per
                                                                      Square Foot     Occupancy %
                                                   Units/           ---------------- --------------
Property                    Location           Square Footage       2001  2000  1999 2001 2000 1999
--------               ------------------ ------------------------- ----- ----- ---- ---- ---- ----
Apartments
4242 Cedar Springs.... Dallas, TX           76 Units/60,600 Sq. Ft. $ .89 $ .87 $.84  90   92   99
4400.................. Midland, TX          92 Units/94,472 Sq. Ft.   .49   .49  .49  95   91   85
Apple Lane............ Lawrence, KS         75 Units/30,000 Sq. Ft.  1.04  1.00    *  99   97    *
Arbor Point........... Odessa, TX         195 Units/178,920 Sq. Ft.   .41   .39  .37  91   95   95
Ashton Way............ Midland, TX        178 Units/138,964 Sq. Ft.   .43   .41  .41  89   95   78
Autumn Chase.......... Midland, TX          64 Units/58,652 Sq. Ft.   .53   .52    *  94   97    *
Bay Walk.............. Galveston, TX      192 Units/153,120 Sq. Ft.   .74     *    *  92    *    *
By the Sea............ Corpus Christi, TX 153 Units/123,945 Sq. Ft.   .83     *    *  93    *    *
Camelot............... Largo, FL          120 Units/141,024 Sq. Ft.   .56   .54  .53  92   99   92
Cliffs of Eldorado.... McKinney, TX       208 Units/182,288 Sq. Ft.   .84   .84  .84  94   95   91
Country Crossing...... Tampa, FL          227 Units/199,952 Sq. Ft.   .61   .58  .56  93   94   95
Courtyard............. Midland, TX        133 Units/111,576 Sq. Ft.   .43     *    *  89    *    *
Coventry.............. Midland, TX        120 Units/105,608 Sq. Ft.   .43   .42  .42  77   98   78
El Chapparal.......... San Antonio, TX    190 Units/174,220 Sq. Ft.   .72   .69  .67  92   93   99
Fairway View Estates.. El Paso, TX        264 Units/204,000 Sq. Ft.   .62   .61  .57  86   83   76
Fairways.............. Longview, TX       152 Units/134,176 Sq. Ft.   .54   .53  .53  93   95   78
Falcon Lakes.......... Arlington, TX      284 Units/207,960 Sq. Ft.    **     *    *  **    *    *
Fountain Lake......... Texas City, TX     166 Units/161,220 Sq. Ft.   .59   .56  .55  96   86   85
Fountains of Waterford Midland, TX        172 Units/129,200 Sq. Ft.   .53   .53  .53  94   88   52
Gladstell Forest...... Conroe, TX         168 Units/121,536 Sq. Ft.   .72   .72  .72  95   90   90
Grove Park............ Plano, TX          188 Units/143,556 Sq. Ft.   .86   .81  .77  94   95   95
Harper's Ferry........ Lafayette, LA      122 Units/112,500 Sq. Ft.   .58   .58  .57  91   94   75
Heritage on the River. Jacksonville, FL   301 Units/289,490 Sq. Ft.   .65   .63  .63  97   98   92
Hunters Glen.......... Midland, TX        212 Units/174,180 Sq. Ft.   .38   .37  .37  91   91   86
In the Pines.......... Gainesville, FL    242 Units/294,860 Sq. Ft.   .54   .54  .52  96   97   98
Island Bay............ Galveston, TX      458 Units/374,784 Sq. Ft.   .81     *    *  87    *    *
Limestone Canyon...... Austin, TX         260 Units/216,000 Sq. Ft.  1.06  1.00  .97  91   96   83
Limestone Ranch....... Lewisville, TX     252 Units/219,600 Sq. Ft.    **     *    *  **    *    *
Marina Landing........ Galveston, TX      256 Units/205,504 Sq. Ft.   .87     *    *  90    *    *
Mountain Plaza........ El Paso, TX        188 Units/220,710 Sq. Ft.   .49   .49  .48  95   94   94
Oak Park IV........... Clute, TX           108 Units/78,708 Sq. Ft.   .54   .52  .51  94   88   84
Paramount Terrace..... Amarillo, TX       181 Units/123,840 Sq. Ft.   .57   .55    *  94   94    *
Plantation............ Tulsa, OK          138 Units/103,500 Sq. Ft.   .59   .56  .54  93   95   91
Primrose.............. Bakersfield, CA    162 Units/144,836 Sq. Ft.   .59   .56    *  97   93    *
Quail Creek........... Lawrence, KS        95 Units/113,416 Sq. Ft.   .57   .55    *  98   97    *
Quail Oaks............ Balch Springs, TX   131 Units/72,848 Sq. Ft.   .81   .77  .73  93   97   96
River Oaks............ Wiley, TX          180 Units/164,604 Sq. Ft.    **     *    *  **    *    *
Sandstone............. Mesa, AZ           238 Units/146,320 Sq. Ft.   .90   .90  .88  88   91   93
Sendero Ridge......... San Antonio, TX    384 Units/340,880 Sq. Ft.    **     *    *  **    *    *
Somerset.............. Texas City, TX     200 Units/163,368 Sq. Ft.   .66   .64  .63  91   91   85
Southgate............. Odessa, TX         180 Units/151,656 Sq. Ft.   .42   .41  .41  95   96   86
Southgreen............ Bakersfield, CA      80 Units/66,000 Sq. Ft.   .80   .77  .70  96   95   92
Stone Oak............. San Antonio, TX    252 Units/187,686 Sq. Ft.   .68   .65  .63  91   94   85
Summerfield........... Orlando, FL        224 Units/204,116 Sq. Ft.   .75   .70  .67  93   95   86
Sunchase.............. Odessa, TX         300 Units/223,048 Sq. Ft.   .44   .43  .43  96   95   87
Terrace Hills......... El Paso, TX        310 Units/233,192 Sq. Ft.   .67   .66  .63  91   93   94
Tivoli................ Dallas, TX         190 Units/168,862 Sq. Ft.    **     *    *  **    *    *
Timbers............... Tyler, TX          180 Units/101,666 Sq. Ft.   .57   .55  .54  92   98   93
Trails at Windfern.... Houston, TX        240 Units/173,376 Sq. Ft.   .73   .71  .68  96   97   96
Treehouse............. Irving, TX         160 Units/153,072 Sq. Ft.   .78   .75  .71  94   94   93
Verandas at City View. Fort Worth, TX     314 Units/295,170 Sq. Ft.    **     *    *  **    *    *

                                                                               Rent Per
                                                                             Square Foot       Occupancy %
                                                        Units/           -------------------- --------------
Property                        Location            Square Footage        2001   2000   1999  2001 2000 1999
--------                  -------------------- ------------------------- ------ ------ ------ ---- ---- ----
Apartments (continued)
Waters Edge IV........... Gulfport, MS           80 Units/76,400 Sq. Ft. $   ** $    * $    *  **    *    *
Westwood................. Odessa, TX             79 Units/49,001 Sq. Ft.    .48    .43    .41  92  100   91
Willow Creek............. El Paso, TX          112 Units/103,140 Sq. Ft.    .54    .50    .49  94   97   77
Willo-Wick Gardens....... Pensacola, FL        152 Units/153,360 Sq. Ft.    .54    .56    .53  91   89   80
Willow Wick.............. North Augusta, SC     104 Units/94,128 Sq. Ft.    .56    .56    .55  97   91   96
Woodview................. Odessa, TX           232 Units/165,840 Sq. Ft.    .48    .46    .45  95   96   91

Office Buildings
1010 Common.............. New Orleans, LA                494,579 Sq. Ft.  11.28  10.83  10.45  36   32   21
225 Baronne.............. New Orleans, LA                416,834 Sq. Ft.   9.77   9.61   9.32  75   76   77
4135 Beltline Road....... Addison, TX                     90,000 Sq. Ft.  10.33  10.17  10.00  --   33    *
9033 Wilshire............ Los Angeles, CA                 44,253 Sq. Ft.  27.67  26.08      *  88   90    *
Ambulatory Surgery Center Sterling, VA                    33,832 Sq. Ft.  20.37  34.26      * 100  100    *
Amoco.................... New Orleans, LA                378,244 Sq. Ft.  12.07  11.54  11.23  79   80   78
Atrium................... Palm Beach, FL                  74,603 Sq. Ft.  12.69  11.55  11.31  82   84   96
Bay Plaza................ Tampa, FL                       75,780 Sq. Ft.  15.96  15.60  15.14  99   95   85
Bay Plaza II............. Tampa, FL                       78,882 Sq. Ft.  13.03  12.80      *  91   93    *
Bonita Plaza............. Bonita, CA                      47,777 Sq. Ft.  19.50  18.66  18.78  93   92   88
Brandeis................. Omaha, NE                      319,234 Sq. Ft.  10.88  15.87      *  89  100    *
Corporate Pointe......... Chantilly, VA                   65,918 Sq. Ft.  19.72  18.31  16.85 100  100  100
Countryside Retail Center Sterling, VA                   133,422 Sq. Ft.  16.02  18.02      *  89   89    *
Durham Center............ Durham, NC                     207,171 Sq. Ft.  17.65  17.79  17.93  94   95   78
Eton Square.............. Tulsa, OK                      222,654 Sq. Ft.  11.27  10.52   9.78  63   60   86
Forum.................... Richmond, VA                    79,791 Sq. Ft.  15.99  15.65  15.34  70   84   88
Harmon................... Sterling, VA                    72,062 Sq. Ft.  19.72  19.50      *  70   85    *
Hartford................. Dallas, TX                     174,513 Sq. Ft.  11.08  10.78  10.68  47   50   57
Institute Place.......... Chicago, IL                    144,915 Sq. Ft.  16.23  14.99  14.47  95  100   95
Jefferson................ Washington, DC                  71,877 Sq. Ft.  31.65  31.94  30.94  91   89  100
Lexington Center......... Colorado Springs, CO            74,603 Sq. Ft.  12.88  12.26  11.71  83   54   97
Mimado................... Sterling, VA                    35,127 Sq. Ft.  19.97  19.55      *  73   89    *
NASA..................... Clear Lake, TX                  78,159 Sq. Ft.  11.86  11.74  11.44  68   66   66
One Steeplechase......... Sterling, VA                   103,376 Sq. Ft.  17.19  16.64  16.26 100  100  100
Parkway North............ Dallas, TX                      71,041 Sq. Ft.  17.00  14.77   7.82  73   76   85
Plaza Towers............. St. Petersburg, FL             186,281 Sq. Ft.  15.54  14.54  14.03  97   95   95
Remington Tower.......... Tulsa, OK                       90,009 Sq. Ft.  11.61  11.34  10.89  88   86   76
Savings of America....... Houston, TX                     68,634 Sq. Ft.  12.63  11.68  11.28  85   79   71
Venture Center........... Atlanta, GA                     38,272 Sq. Ft.  17.85  17.16  16.62 100  100  100
Westgrove Air Plaza...... Addison, TX                     78,326 Sq. Ft.  13.54  12.91  12.69  81   90   89
Windsor Plaza............ Windcrest, TX                   80,522 Sq. Ft.  13.72  13.70  13.43  66   63   62

Industrial Warehouses
5360 Tulane.............. Atlanta, GA                     30,000 Sq. Ft.   2.75   2.60   2.55 100  100  100
5700 Tulane.............. Atlanta, GA                     67,850 Sq. Ft.   2.93   2.83   2.63   7   77    9
Addison Hanger........... Addison, TX                     23,650 Sq. Ft.  10.07  11.08  11.29  86   51   50
Addison Hanger II........ Addison, TX                     29,000 Sq. Ft.   7.21      *      *  12    *    *
Central Storage.......... Dallas, TX                     216,035 Sq. Ft.   2.40   1.48   1.48 100  100  100
Encon.................... Fort Worth, TX                 256,410 Sq. Ft.   3.08   2.00   2.00 100  100  100
Kelly.................... Dallas, TX                     294,899 Sq. Ft.   3.61   3.85   3.74  94  100   98
McLeod................... Orlando, FL                    110,914 Sq. Ft.   8.01   7.86   7.62  92   88   91
Ogden Industrial......... Ogden, UT                      107,112 Sq. Ft.   2.94   3.32   3.79 100   86  100
Space Center............. San Antonio, TX                101,500 Sq. Ft.   3.18   3.09   2.97  89  100   83
Texstar.................. Arlington, TX                   97,846 Sq. Ft.   2.11   2.11   2.11 100  100  100
Tricon................... Atlanta, GA                    570,877 Sq. Ft.   3.87   3.75   3.21  93   91   96

Shopping Centers
Dunes Plaza.............. Michigan City, IN              223,869 Sq. Ft.   5.81   5.61   5.54  62   63   64
K-Mart................... Cary, NC                        92,033 Sq. Ft.   3.28   3.28   3.28 100  100  100
Parkway Center........... Dallas, TX                      28,374 Sq. Ft.  15.08  14.67  13.60  86  100  100
Plaza on Bachman Creek... Dallas, TX                      80,278 Sq. Ft.  12.11  11.13  11.70  88   79   65
Promenade................ Highland Ranch, CO             133,558 Sq. Ft.  13.06  10.57  10.34  75   73   93

                                                                  Rent Per
                                                                 Square Foot     Occupancy %
                                                   Units/     ----------------- --------------
Property                         Location      Square Footage 2001  2000  1999  2001 2000 1999
--------                     ----------------- -------------- ----- ----- ----- ---- ---- ----
Shopping Centers (continued)
Sadler Square............... Amelia Island, FL 70,295 Sq. Ft. $7.21 $7.15 $6.99  93   95   96
Sheboygan................... Sheboygan, WI     74,532 Sq. Ft.  2.36  1.99  1.99 100  100  100

Other
Signature Athletic Club..... Dallas, TX        56,532 Sq. Ft.

                                                                                 Total Room Revenues
                                                                                     Divided By
                                            Average Room Rate      Occupied %   Total Available Rooms
                                         ----------------------- -------------- ---------------------

Property         Location        Rooms    2001    2000    1999   2001 2000 1999 2001   2000    1999
--------     ----------------- --------- ------- ------- ------- ---- ---- ---- ----- ------- -------
Hotels
Willows..... Chicago, IL        52 Rooms $130.37 $131.78 $115.12  53   52   60  69.65 $ 69.10 $ 79.24
City Suites. Chicago, IL        45 Rooms  131.16  125.32  111.45  61   74   71  81.13   92.40   69.23
Majestic Inn San Francisco, CA  57 Rooms  174.85  170.08  162.58  41   79   79  79.10  133.65  128.76
The Majestic Chicago, IL        55 Rooms  129.63  120.67  105.27  55   65   63  71.52   77.89   66.62
Akademia.... Wroclaw, Poland   165 Rooms      **       *       *  **    *    *     **       *       *

                                                       Square
             Property                 Location      Footage/Acres
             --------            ------------------ --------------
             Land
             1013 Common........ New Orleans, LA    18,000 Sq. Ft.
             Alamo Springs...... Dallas, TX             .678 Acres
             Dominion........... Dallas, TX            14.39 Acres
             Eagle Crest........ Farmers Branch, TX    18.99 Acres
             Folsom............. Dallas, TX            36.38 Acres
             Lamar/Parmer....... Austin, TX            17.07 Acres
             Las Colinas........ Las Colinas, TX         4.7 Acres
             Lemmon Carlisle.... Dallas, TX             2.14 Acres
             Limestone Canyon II Austin, TX             9.96 Acres
             Manhattan.......... Farmers Branch, TX    108.9 Acres
             McKinney 36........ Collin County, TX     34.58 Acres
             Mira Lago.......... Farmers Branch, TX     8.88 Acres
             Pac Trust.......... Farmers Branch, TX     7.11 Acres
             Red Cross.......... Dallas, TX             2.89 Acres
             Sandison........... Collin County, TX     97.97 Acres
             Seminary West...... Fort Worth, TX         5.36 Acres
             Solco--Allen....... Collin County, TX      55.8 Acres
             Solco--Valley Ranch Dallas, TX             6.07 Acres
             Stacy Road......... Allen, TX            160.38 Acres
             State Highway 121.. Collin County, TX    101.94 Acres
             Watters Road....... Collin County, TX     97.00 Acres
             West End........... Dallas, TX              6.8 Acres
             Whisenant.......... Collin County, TX     16.16 Acres

--------
* Property was either purchased or under construction in 2000 or 2001. ** Property was under construction in 2001.

   Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

   In 2001, TCI purchased the following properties:

                                                                  Net
                                              Units/    Purchase  Cash    Debt   Interest Maturity
Property                      Location      Rooms/Acres  Price    Paid  Incurred   Rate     Date
--------                 ------------------ ----------- -------- ------ -------- -------- --------
Apartments
Baywalk................. Galveston, TX       192 Units  $ 6,590  $  390 $ 5,856    7.45%   02/11
By the Sea.............. Corpus Christi, TX  153 Units    6,175     862   5,538    7.07    05/09
Courtyard............... Midland, TX         133 Units    1,425     425   1,051    9.25    04/06
Falcon Lakes(1)......... Arlington, TX       284 Units    1,435   1,437      --      --       --
Island Bay.............. Galveston, TX       458 Units   20,360   3,225  16,232    7.40    07/11
Limestone Ranch(1)...... Lewisville, TX      252 Units      505      --      --      --      -- (2)
Marina Landing.......... Galveston, TX       256 Units   12,050     518  10,912    5.30    01/02
River Oaks(1)........... Wiley, TX           180 Units      531     578      --      --       --
Sendero Ridge(1)........ San Antonio, TX     384 Units    1,850   2,635      --      --       --
Tivoli(1)............... Dallas, TX          190 Units    3,000   2,475   1,000   12.00    12/02
Verandas at City View(1) Fort Worth, TX      314 Units    2,544     276   2,197    4.75    03/02
Waters Edge IV(1)....... Gulfport, MS         80 Units      441     441      --      --       --

Hotel
Akademia(3)............. Wroclaw, Poland     165 Rooms    2,184   2,669      --      --       --

Land
Mira Lago............... Farmers Branch, TX 8.88 Acres      541      --      --      --      -- (2)
Pac Trust............... Farmers Branch, TX 7.11 Acres    1,175   1,231      --      --       --
Seminary West........... Fort Worth, TX     5.36 Acres      222     232      --      --       --
Solco-Valley Ranch...... Dallas, TX         6.07 Acres    1,454   1,525      --      --       --

--------
(1) Land purchased for apartment construction.
(2) Land was received from ARI, a related party, in exchange for the Glenwood Apartments.
(3) Land purchased for hotel construction.

   In 2001, TCI sold the following properties:

                                                               Net
                                      Units/Sq.Ft./   Sales    Cash      Debt     Gain/(Loss)
Property                 Location         Acres       Price  Received Discharged    on Sale
--------              --------------- -------------- ------- -------- ----------  -----------
Apartments
Bent Tree Gardens.... Addison, TX          204 Units $ 9,000  $2,669   $ 6,065(1)   $  601
Carseka.............. Los Angeles, CA       54 Units   4,000   2,138     1,466       1,352
Fontenelle Hills..... Bellevue, NE         338 Units  16,500   3,680    12,454(1)    4,565
Forest Ridge......... Denton, TX            56 Units   2,000     682     1,151       1,014
Glenwood............. Addison, TX          168 Units   3,659      --     2,537(1)      -- (2)
Heritage............. Tulsa, OK            136 Units   2,286     206     1,948       1,575
Madison at Bear Creek Houston, TX          180 Units   5,400     828     3,442(1)    1,162(4)
McCallum Glen........ Dallas, TX           275 Units   8,450   2,633     5,004(1)    1,375(3)
McCallum Crossing.... Dallas, TX           322 Units  11,500   1,841     8,101(1)    4,486
Oak Run.............. Pasadena, TX         160 Units   5,800   1,203     4,364       2,227
Park Lane............ Dallas, TX            97 Units   2,750   1,526     1,103       1,827
Park at Colonade..... San Antonio, TX      211 Units   5,800     927     4,066       1,592
South Cochran........ Los Angeles, CA       64 Units   4,650   1,897     1,873       1,660
Summerstone.......... Houston, TX          242 Units   7,225   1,780     5,180(1)    1,884
Sunset Lakes......... Waukegan, IL         414 Units  15,000   6,089     7,243       7,316

Office Buildings
Chesapeake Center.... San Diego, CA    57,493 Sq.Ft.   6,575   3,111     2,844         204
Daley................ San Diego, CA    64,425 Sq.Ft.   6,211   2,412     3,346         836
Valley Rim........... San Diego, CA    54,194 Sq.Ft.   5,500   1,367     3,516        (138)
Viewridge............ San Diego, CA    25,062 Sq.Ft.   2,010     701     1,272           4
Waterstreet.......... Boulder, CO     106,257 Sq.Ft.  22,250   7,126    12,949       9,154

Industrial Warehouse
Technology Trading... Sterling, VA    197,659 Sq.Ft.  10,775   4,120     6,214       4,163
Zodiac............... Dallas, TX       35,435 Sq.Ft.     762     183       564         167

                                                         Net
                                  Units/Sq.Ft./ Sales    Cash      Debt    Gain/(Loss)
Property            Location          Acres     Price  Received Discharged   on Sale
--------       ------------------ ------------- ------ -------- ---------- -----------

Land
Eagle Crest... Farmers Branch, TX   4.41 Acres  $  300  $  291     $ --        (215)
McKinney 36... McKinney, TX        1.822 Acres     476     476       --         355
Moss Creek.... Greensboro, NC       4.79 Acres      15      13       --         (71)
Round Mountain Austin, TX          110.0 Acres   2,560   2,455       --       1,047

--------
(1) Debt assumed by purchaser.
(2) The Glenwood Apartments were exchanged with ARI, a related party, for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(3) Excludes $1.5 million deferred gain from seller financing. See Note 4. "Notes and Interest Receivable.")
(4) Excludes $608,000 deferred gain from seller financing. (See Note 4. "Notes and Interest Receivable.")

   In 2001, TCI financed/refinanced the following property:

                                   Debt      Debt    Net Cash Interest Maturity
 Property   Location    Acres    Incurred Discharged Received   Rate     Date
 --------  ---------- ---------- -------- ---------- -------- -------- --------
                                    (dollars in thousands)
 Land
 Red Cross Dallas, TX 2.89 Acres  $4,500     $ --     $4,328    12.5%   10/02

   Properties Held for Sale. Set forth below are TCI's properties held for sale, primarily obtained through foreclosure.

                 Property            Location         Acres
                 --------       ------------------ -----------
                 Land
                 Fiesta........ San Angelo, TX     .6657 Acres
                 Fruitland..... Fruitland Park, FL  4.66 Acres
                 Round Mountain Austin, TX            18 Acres

   Partnership Properties. TCI accounts for partnership properties using the equity method. Set forth below are the properties owned by partnerships, the monthly rental rate for apartments, the average annual rental rate for commercial properties, and occupancy rates at December 31, 2001, 2000 and 1999:

                                                                   Rent Per
                                                                 Square Foot       Occupancy %
                                                             -------------------- --------------
Property               Location       Units/Square Footage    2001   2000   1999  2001 2000 1999
--------          ------------------ ----------------------- ------ ------ ------ ---- ---- ----
Apartment
Lincoln Court.... Dallas, TX         55 Units/40,063 Sq. Ft. $ 1.20 $ 1.16 $ 1.14  98   94   92

Office Building
Prospect Park #29 Rancho Cordova, CA          40,807 Sq. Ft.  19.52  20.42  16.56  72  100  100

Shopping Center
Chelsea Square... Houston, TX                 70,275 Sq. Ft.   9.63   9.31   8.95  79   77   85

   TCI owns a noncontrolling combined 55% limited and general partnership interest in Jor-Trans Investors Limited Partnership ("Jor-Trans") which owns the Lincoln Court Apartments.

   TCI is a 30% general partner in Sacramento Nine ("SAC 9"), which owns the Prospect Park #29 Office Building. In 2001, TCI received no operating distributions from SAC 9.

   TCI is a 63.7% limited partner and IORI is a 36.3% general partner in the Tri-City Limited Partnership ("Tri-City") which owns the Chelsea Square Shopping Center. In 2001, TCI received $32,000 in operating distributions from Tri-City. In February 2000, the Chelsea Square Shopping Center was financed in the amount of $2.1 million. Tri-City received net cash of $2.0 million after the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001, and a variable rate thereafter, currently 10% per annum, requires monthly payments of principal and interest of $20,601 and matures in February 2005. TCI received a distribution of $1.3 million of the net financing proceeds. See ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party
Transactions."

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

   Types of Properties Securing Mortgage Notes. The properties securing TCI's mortgage notes receivable portfolio at December 31, 2001, consisted of three apartments, five office buildings, a shopping center, and a mobile home park and unimproved land. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   At December 31, 2001, TCI's mortgage notes receivable portfolio included nine mortgage loans with an aggregate principal balance of $17.4 million secured by income-producing real estate located in the Midwest, Southeast and Southwest regions of the continental United States, and two non-performing loans with an aggregate principal balance of $5.2 million secured by unimproved land. At December 31, 2001, 3% of TCI's assets were invested in notes and interest receivable.

   The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI's mortgage notes receivable at December 31, 2001. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of TCI's mortgage notes receivable portfolio.

                                          Commercial
                     Region    Apartments Properties Total
                     ------    ---------- ---------- -----
                     Southwest    19.9%      45.0%    64.9%
                     Southeast      --       11.3     11.3
                     Midwest..      --       23.8     23.8
                                  ----       ----    -----
                                  19.9%      80.1%   100.0%
                                  ====       ====    =====

   A summary of the activity in TCI's mortgage notes receivable portfolio during 2001 is as follows:

               Mortgage notes receivable at January 1, 2001..  6
               Loans paid off................................ (2)
               Loans funded..................................  8
                                                              --
               Mortgage notes receivable at December 31, 2001 12
                                                              ==

   During 2001, $3.7 million was collected in full payment of two mortgage notes and $2.3 million in principal payments were received on other mortgage notes. At December 31, 2001, less than 1% of TCI's assets were invested in mortgage notes secured by non-income producing real estate, comprised of a first lien mortgage note secured by 44.6 acres of unimproved land in Fort Worth, Texas, and a second lien mortgage note secured by 1,714.6 acres of unimproved land in Tarrant County, Texas.

   First Mortgage Loans. TCI invests in first mortgage notes with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. TCI may grant participations in first mortgage loans that it originates to other lenders.

   In July 2001, TCI funded a $1.7 million mortgage loan secured by a first lien on 44.6 acres of unimproved land in Fort Worth, Texas, and a 100% interest in a partnership. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments and matures in June 2002.

   The following discussion briefly describes events that affected previously funded first mortgage loans during 2001.

   In December 1999, TCI provided $1.2 million of purchase money financing in conjunction with the sale of the Town and Country Office Building in Houston, Texas. The note receivable bore interest at 8.5% per annum, required monthly payments of interest only, matured in 2001 and was secured by a first lien on the property sold. In December 2001, the note was paid in full and a previously deferred gain on the sale of $819,000 was recognized.

   Junior Mortgage Loans. TCI may invest in junior mortgage loans, which are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of TCI's assets. At December 31, 2001, 3% of TCI's assets were invested in junior and wraparound mortgage loans.

   The following discussion briefly describes the junior mortgage loans that TCI originated as well as events that affected previously funded junior mortgage loans during 2001.

   In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. In June 2001, an additional $1.5 million was funded. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $67,000 and matured in September 2001. In October 2001, TCI extended the loan until February 2002, receiving $100,000 as an extension fee. In December 2001, TCI received a $1.5 million principal payment. In February 2002, TCI sold a $2.0 million senior participation interest in the loan to IORI, a related party. TCI and IORI will receive 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI extended the loan until April 2002, receiving $23,000 as an extension fee.

   In June 2001, in conjunction with the sale of 275 unit McCallum Glen Apartments in Dallas, Texas, TCI funded a $1.5 million mortgage loan secured by a second lien on the apartments. The note receivable bears interest at 10% per annum, requires monthly interest only payments and matures in June 2003.

   In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. The note receivable bears interest at 15% per annum, requires monthly interest only payments beginning in September 2001 and matures in July 2003. As of March 2002, TCI has funded $3.8 million of the line of credit.

   In August 2001, TCI agreed to fund up to $5.6 million secured by an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matures in January 2003. As of March 2002, TCI has funded a total of $2.3 million.

   In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, a related party, for $2.0 million cash. NM owns the 41,840 sq. ft. Executive Court Office Building in Memphis, Tennessee. ARI has guaranteed that the asset shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note receivable from ARI.

   In December 2000, TCI funded a $2.5 million mortgage loan secured by a second lien on unimproved land: 442 acres in Tarrant County, Texas, 1,130 acres in Denton County, Texas, and 26 acres in Collin County, Texas. The note receivable bore interest at 18.0% per annum, required monthly interest only payments of $37,500 and matured in June 2001. In June 2001, the loan and all accrued but unpaid interest was paid off.

   Also in December 2000, TCI funded a $3.0 million mortgage loan secured by a second lien on four office buildings in San Antonio, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $40,000 and matured in June 2001. The note was extended until November 2001 with a $750,000 loan principal paydown. With this paydown, the note was renegotiated to replace the existing collateral with new collateral consisting of a 120,000 sq. ft. office building and industrial warehouse in Carrollton, Texas. The note bears interest at 16.0% per annum, requires monthly payments of interest only and matures in May 2002.

   In October 2001, TCI funded a $4.0 million loan secured by a 375,152 sq.ft. office building in St. Louis, Missouri. The note receivable bears interest at 9.0% per annum, requires monthly interest only payments of $30,000 and matured in February 2002. In February 2002, TCI extended the loan maturity to February 2003.

   Partnership mortgage loans. TCI owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri. TCI advanced $33,000 to the partnership.

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

   In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provision of the Modification. The Board believes that the provisions of the Settlement, Modification and the Olive Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling has been appealed by TCI and IORI.

   On October 23, 2001, TCI, IORI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                               -----------------

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   TCI's Common Stock is traded on the New York Stock Exchange ("NYSE") using the symbol "TCI". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.

              Quarter Ended                           High   Low
              -------------                          ------ ------
              March 31, 2002 (through March 4, 2002) $16.82 $15.50

              March 31, 2001........................  12.60   8.19
              June 30, 2001.........................  16.00   8.95
              September 30, 2001....................  14.75  11.70
              December 31, 2001.....................  16.85  11.80

              March 31, 2000........................  13.00  10.81
              June 30, 2000.........................  13.50   2.88
              September 30, 2000....................  16.00  11.50
              December 31, 2000.....................  16.00   8.88

   As of March 4, 2002, the closing price of TCI's Common Stock as reported in the consolidated reporting system of the NYSE was $16.60 per share.

   As of March 4, 2002, TCI's Common Stock was held by 6,757 holders of record.

   TCI paid no dividends in 2001. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of TCI's Common Stock. The non-payment decision was based on the Board determining that TCI needed to retain cash for acquisitions that were anticipated in 2001 and 2002. TCI paid dividends in 2000 as follows:

                                                                Amount
       Date Declared        Record Date        Payable Date    Per Share
       -------------     ------------------ ------------------ ---------
       February 10, 2000 March 15, 2000     March 31, 2000       $.18
       June 6, 2000..... June 15, 2000      June 30, 2000         .18
       September 8, 2000 September 19, 2000 September 29, 2000    .18

   TCI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented ordinary income.

   In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI's Common Stock. In October 2000, the Board increased this authorization to 1,409,000 shares. Through December 31, 2001, a total of 409,765 shares had been repurchased at a cost of $3.3 million. No shares were repurchased in 2001. In September 2001, the Board approved a private block purchase of 593,200 shares of Common Stock for a total cost of $9.5 million.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  For the Years Ended December 31,
                                     ----------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                     ----------  ----------  ----------  ----------  ----------
                                              (dollars in thousands, except per share)
EARNINGS DATA
Rents............................... $  134,911  $  139,662  $   82,101  $   69,829  $   54,462
Property expense....................     80,562      78,170      44,514      38,282      32,424
                                     ----------  ----------  ----------  ----------  ----------
Operating income....................     54,349      61,492      37,587      31,547      22,038
Other income........................     (3,002)      1,814         555         739       2,311
Other expense.......................     85,806      84,074      48,440      38,320      33,154
Gain on sale of real estate.........     54,270      50,550      40,517      12,940      21,404
                                     ----------  ----------  ----------  ----------  ----------
Net income (loss)...................     19,811      29,782      30,219       6,906      12,599
Preferred dividend requirement......       (172)        (22)        (30)         (1)         --
                                     ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to
  Common shares..................... $   19,639  $   29,760  $   30,189  $    6,905  $   12,599
                                     ==========  ==========  ==========  ==========  ==========

Basic and Diluted Earnings Per Share
 Basic.............................. $     2.32  $     3.45  $     7.05  $     1.78  $     3.22
 Diluted............................       2.28        3.45        7.05        1.78        3.22

Dividends per Common share.......... $       --  $      .54  $      .60  $      .60  $      .28*

Weighted Average Common Shares
  Outstanding
 Basic..............................  8,478,377   8,631,621   4,283,574   3,876,797   3,907,221
 Diluted............................  8,615,465   8,637,290   4,283,574   3,876,797   3,907,221

--------
*  Does not include a special dividend of $1.00 per share.

                                           For the Years Ended December 31,
                                     --------------------------------------------
                                       2001     2000     1999     1998     1997
                                     -------- -------- -------- -------- --------
                                       (dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for investment, net $622,171 $639,040 $599,746 $347,389 $269,845
Real estate held for sale, net......
   Foreclosed.......................      516    1,824    1,790    1,356    1,356
   Other............................       --       --       --       --    3,630
Notes and interest receivable, net..   22,049    8,172   11,530    1,493    3,947
Total assets........................  709,152  731,885  714,195  382,203  319,135
Notes and interest payable..........  461,037  501,734  503,406  282,688  222,029
Stockholders' equity................  216,768  200,560  179,112   91,132   86,133
Book value per share................ $  26.95 $  23.22 $  20.76 $  23.35 $  22.15

   TCI purchased 17 properties for a total of $62.5 million in 2001, 18 properties for a total of $103.9 million in 2000, 10 properties for a total of $51.2 million and obtained an additional 64 properties through merger with CMET in 1999, purchased 22 properties in 1998 for a total of $91.0 million, and 15 properties in 1997 for a total of $60.0 million. TCI sold 22 properties, one warehouse in the Kelly portfolio and three partial land parcels in 2001 for a total of $161.5 million, 20 properties in 2000 for a total of $113.5 million, 11 properties in 1999 for a total of $117.4 million, five properties in 1998 for a total of $31.8 million, and five properties in 1997 for a total $29.1 million. See ITEM 2. "PROPERTIES--Real Estate" and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

   Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). During the third quarter of 2000, TCI no longer met the requirement for tax treatment as a REIT due to a concentration of ownership.

Liquidity and Capital Resources

   Cash and cash equivalents at December 31, 2001, totaled $10.3 million compared with $22.3 million at December 31, 2000. The principal reasons for the decrease in cash are discussed in the paragraphs below.

   TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management anticipates that TCI's cash at December 31, 2001, and cash that will be generated in 2002 from property operations, will not be sufficient to meet all of TCI's cash requirements. Management intends to selectively sell income producing real estate, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Management is uncertain that it can refinance its real estate debt or rely on additional borrowings. However, management has been successful at extending its current maturity obligations.

   2001 compared to 2000. Net cash used in operations was $895,000 in 2001 compared to $1.1 million in 2000. The primary factors contributing to TCI's use of cash in its operations are discussed in the following paragraphs.

   Cash flow from property operations (rents collected less payments for property operating expenses) decreased to $56.0 million in 2001 from $56.6 million in 2000. Decreases in cash flow of $8.6 million were due to the sale of 29 apartments in 2001 and 2000, and $2.7 million was due to the sale of eight commercial properties and one industrial warehouse in the Kelly portfolio in 2001 and 2000. These decreases were offset by increases in cash flow from property operations of which $900,000 and $2.7 million were from the purchase of 10 existing apartments and seven commercial properties in 2001 and 2000, and $2.5 million and $4.5 million were due to increases in rents at TCI's apartments and commercial properties, respectively. Management believes that this trend of decreased cash flow from property operations will continue as a result of TCI's selling of income producing properties to meet its cash requirements.

   Interest collected increased to $1.6 million in 2001 from $1.0 million in 2000. This increase was due to loans funded in 2001. Interest collected is expected to decrease in 2002 due to six loans maturing in 2002.

   Interest paid decreased to $39.5 million in 2001 from $45.1 million in 2000. A decrease of $6.8 million was due to the sale of 40 properties subject to debt in 2001 and 2000, $1.3 million was due to lower variable interest rates, and $1.5 million was due to principal paydowns. These decreases were offset by increases of $3.8 million due to the purchase of 18 properties subject to debt in 2001 and 2000 and $200,000 was due to the refinancing of 14 properties in 2001 and 2000. Interest paid will continue to decrease as TCI sells properties subject to debt.

   Advisory and net income fees paid to affiliate decreased to $7.9 million in 2001 from $10.5 million in 2000. The decrease is due to a decrease in net income. Advisory fees are expected to decrease as additional properties are sold.

   TCI paid incentive fees of $2.9 million to an affiliate in 2001. No such fee was paid in 2000. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT." Incentive fees are expected to increase in 2002 as TCI selectively sells income producing properties.

   General and administrative expenses paid increased to $10.9 million in 2001 from $7.9 million in 2000. Increases of $1.8 million, $615,000, $249,000, and $219,000 were due to increases in consulting fees, legal fees, taxes, and insurance, respectively.

   Distributions were received from equity investees operating cash flow of $646,000 in 2001 and $172,000 in 2000. See NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

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

   In 2001, TCI received cash of $3.7 million from the collection of two mortgage notes receivable, $2.3 million in mortgage receivable principal payments, net cash of $29.1 million from new mortgage borrowings and refinancings and an additional $100.8 million from property sales. In 2001, $19.7 million in cash was expended on property purchases, $24.5 million in cash was expended on construction projects, $9.1 million was expended on capital improvements, and a total of $66.1 million in principal payments were made on mortgage debt.

   In 2001, TCI repurchased 593,200 shares of Common Stock in a private block purchase for a total cost of $9.5 million.

   Scheduled principal payments on notes payable of $152.8 million are due in 2002. For those mortgages that mature in 2002, management intends to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis. Management also intends to sell income producing properties to retire mortgage debt as it becomes due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

   TCI paid dividends to its Common stockholders totaling $4.7 million or $.54 per share in 2000.

   2000 compared to 1999. Cash and cash equivalents at December 31, 2000, totaled $22.3 million compared with $41.3 million at December 31, 1999. The principal reasons for the decrease in cash are discussed in the paragraphs below.

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

Results of Operations

   2001 compared to 2000. TCI had net income of $19.8 million in 2001, including gains on sale of real estate totaling $54.3 million, as compared to $29.8 million in 2000, including gains on sale of real estate totaling $50.6 million. Fluctuations in the components of revenues and expense between 2001 and 2000 are discussed below.

   Rents decreased to $134.9 million in 2001 from $139.7 million in 2000. Of this decrease, $20.6 million was due to the sale of 29 apartments in 2001 and 2000 and $3.2 million was due to the sale of eight commercial properties and one industrial warehouse in the Kelly portfolio in 2001 and 2000. These decreases were offset by increases of $3.0 million due to the purchase of 10 operating apartments in 2001 and 2000 and $8.2 million was due to the purchase of eight commercial properties in 2001 and 2000. Decreases in rents of $91,000 also was due to decreased parking revenues for TCI's land properties. Rental rates increased by $1.5 million for TCI's apartments and by $2.1 million for TCI's commercial properties. In 2000, TCI leased its four U.S. hotels to Regis

Hotel Corporation, an affiliate of Basic Capital Management, Inc., at an annual base rent totaling $503,477 per year plus 30% of the hotel's gross revenues. Beginning January 1, 2001, TCI no longer leased the hotels and recognized revenues based on the operations of the hotels. From this change, rents increased at TCI's hotels by $4.4 million. Rents are expected to decrease in 2002 as TCI selectively sells income producing properties in 2002.

   Property operations expenses increased to $80.6 million in 2001 from $78.2 million in 2000. Of this increase, $1.9 million was due to the purchase of 10 operating apartments, $4.4 million was due to the purchase of eight commercial properties and $400,000 was due to the purchase of eight land properties in 2001 and 2000. An increase of $3.0 million was due to increased leasing, utility and maintenance costs at TCI's commercial properties. Hotel operating expenses increased by $4.3 million and increases of $300,000 were due to increases in maintenance and taxes for TCI's land parcels. These increases were offset by decreases of $10.9 million due to the sale of 29 apartments in 2001 and 2000 and $1.1 million due to the sale of eight commercial properties and one industrial warehouse in the Kelly portfolio in 2001 and 2000. Property operating expenses are expected to decrease as TCI selectively sells properties in 2002.

   Interest and other income increased to $2.9 million in 2001, compared to $2.4 million in 2000. The increase was primarily due to TCI funding two loans in the fourth quarter of 2000 and eight loans in 2001. Interest income in 2002 is expected to decrease due to six of TCI's twelve loans maturing in 2002.

   Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI using the equity method. Equity losses of investees increased to $6.0 million in 2001, from $556,000 in 2000. The losses from equity investees are primarily attributed to increased operating losses for IORI and TCI's accounting for its investment in ARI. Equity losses are expected to increase with decreases in operating income from ARI and IORI as ARI and IORI continue to sell income producing properties.

   In 2001, gains on sale of real estate totaling $54.3 million were recognized. The gains included $1.6 million on the sale of the Heritage Apartments, $167,000 on the sale of Zodiac Warehouse, $355,000 on the sale of a tract of the McKinney 36 land parcel, $1.0 million on the sale of Forest Ridge Apartments, $1.6 million on the sale of Park at Colonade Apartments, $1.0 million on the sale of a tract of the Round Mountain land parcel, $4.6 million on the sale of Fontenelle Apartments, $601,000 on the sale of Bent Tree Gardens Apartments, $9.1 million on the sale of Waterstreet Office Building, $4.2 million on the sale of Technology Trading Center, $1.4 million on the sale of McCallum Glen Apartments, $836,000 on the sale of Daley Office Plaza, $204,000 on the sale of Chesapeake Office Center, $4.5 million on the sale of McCallum Crossing Apartments, $1.3 million on the sale of Carseka Apartments, $7.3 million on the sale of Sunset Lake Apartments, $2.2 million on the sale of Oak Run Manor Apartments, $1.8 million on the sale of Park Lane Apartments, $4,000 on the sale of Viewridge Office Building, $1.7 million on the sale of South Cochran Apartments, $1.2 million on the sale of Madison at Bear Creek Apartments, $1.9 million on the sale of Summerstone Apartments, a $819,000 previously deferred gain on the sale of the Town and Country Shopping Center, and $5.3 million in gains on sale of real estate from ARI, an equity investee. These gains were partially offset by a loss of $71,000 on the Moss Creek land parcel, a loss of $138,000 on the sale of the Valley Rim Office Building, and a loss of $215,000 on the sale of a tract of the Eagle Crest land parcel.

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

   Interest expense decreased to $41.0 million in 2001 from $48.1 million in 2000. Of this decrease, $6.0 million was due to the sale of 29 apartments in 2001 and 2000, $1.3 million was due to the sale of eight commercial properties and one industrial warehouse in the Kelly portfolio in 2001 and 2000, and $316,000 was due to the sale of two land parcels subject to debt in 2000. A decrease of $252,000 was due to the refinancing of six commercial properties in 2000, and an increase of $18,000 was due to the refinancing of three apartment properties in 2000, and decreases of $1.1 million were due to land loan payoffs and principal paydowns in 2001 and 2000. Of the remaining decrease, $248,000 was due to lower variable interest rates at TCI's apartments, $1.6 million was due to lower variable interest rates at TCI's commercial properties and $278,000 was due to lower variable interest rates at TCI's hotels. These decreases were offset by increases of $817,000 due to the purchase of 10 operating apartments in 2001 and 2000, and $3.2 million due to the purchase of eight commercial properties in 2001 and 2000. Interest expense is expected to decrease as TCI sells properties.

   Depreciation expense of $19.7 million in 2001, approximated the $19.7 million in 2000.

   Advisory fee expense of $5.3 million in 2001, approximated the $5.3 million in 2000. Advisory fees are expected to decrease as TCI sells properties.

   Net income fee to affiliate was $1.9 million in 2001, as compared to $2.4 million in 2000. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

   Incentive fee to affiliate was $3.2 million in 2001. The incentive fee is payable to TCI's advisor based on 10% of aggregate sales consideration less TCI's cost of all properties sold during the year.

   Incentive fees are expected to increase as TCI selectively sells properties. No incentive fee was paid in 2000.

   General and administrative expenses increased to $11.4 million in 2001, from $8.5 million in 2000. Increases of $1.8 million, $615,000, $249,000, and
$219,000 were due to increases in consulting fees, legal fees, taxes, and insurance, respectively. General and administrative expenses are expected to remain constant or decrease from decreased litigation and consulting fees.

   Realized losses on investments of $3.1 million were recognized in 2001. TCI recognized a previously unrealized loss on ARI's marketable equity securities of $3.1 million in 2001.

   2000 Compared to 1999. TCI had net income of $29.8 million in 2000, as compared to $30.2 million in 1999. Net income for 2000 included gains on the sale of real estate of $50.6 million. Net income for 1999 included gains on the sale of real estate of $40.5 million. Fluctuations in the components of revenue and expense between 2000 and 1999 are discussed below.

   Rents increased to $139.7 million in 2000 from $82.1 million in 1999. Of the increase, $2.5 million was due to the completion of the Limestone Canyon Apartments in December 1999; $8.5 million was due to properties purchased or obtained through foreclosure in 2000 and 1999; $57.4 million was due to the properties obtained in the acquisition of CMET and the remaining $2.1 million was primarily due to increased apartment and commercial property occupancy and rental rates. These increases were partially offset by a decrease of $10.6 million due to properties sold in 2000 and 1999, and a decrease of $2.5 million from the four hotels.

   Property operating expenses increased to $78.2 million in 2000 from $44.5 million in 1999. Of the increase, $4.3 million was due to properties purchased in 2000 and 1999 and $32.8 million was due to the properties obtained in the acquisition of CMET. These increases were partially offset by a decrease of $3.8 million due to properties sold in 2000 and 1999.

   Interest and other income increased to $2.4 million in 2000 from $453,000 in 1999. The increase in interest income was due to the funding of notes receivable in 2000. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

   Interest expense increased to $48.1 million in 2000 from $27.7 million in 1999. Of this increase, $4.5 million was due to properties purchased in 2000 and 1999, $17.5 million was due to the properties obtained in the acquisition of CMET and $843,000 was due to property financings and refinancings during 2000 and 1999. These increases were partially offset by a decrease of $3.3 million due to properties sold and mortgages paid off in 2000 and 1999.

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

Tax Matters

   For the year 1999, TCI elected and in the opinion of management, qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. During the third quarter of 2000, due to a concentration in ownership, TCI no longer met the requirements for tax treatment as a REIT under the Code. Under the Code, TCI is prohibited from re-qualifying for REIT tax status for at least five years.

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

   The following table contains only those exposures that existed at December 31, 2001. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Notes receivable
   Variable interest rate-fair
     value.....................                                                         $  2,932

                                 2002     2003     2004     2005     2006    Thereafter  Total
                                -------  -------  -------  -------  -------  ---------- --------
   Instrument's maturities..... $    --  $ 1,738  $ 1,369  $    --  $    --   $    --   $  3,107
   Instrument's amortization...      --       --       --       --       --        --         --
     Interest..................     213       90       39       --       --        --        342
     Average rate..............     7.0%     6.0%     5.8%      --       --        --

Fixed interest rate-fair value.                                                         $ 20,378

                                 2002     2003     2004     2005     2006    Thereafter  Total
                                -------  -------  -------  -------  -------  ---------- --------
   Instrument's maturities..... $12,206  $ 5,047  $ 1,970  $    --  $    --   $    --   $ 19,223
   Instrument's amortization...      48       45       49       56       62        99        359
     Interest..................   1,493      684      262       20       14         8      2,481
     Average rate..............    13.9%    13.2%    11.8%    10.4%    10.4%     10.4%

Liabilities
Non-trading Instruments-Equity
  Price Risk
Notes payable
   Variable interest rate-fair
     value.....................                                                         $142,097

                                 2002     2003     2004     2005     2006    Thereafter  Total
                                -------  -------  -------  -------  -------  ---------- --------
   Instrument's maturities..... $71,956  $18,739  $24,194  $ 9,510  $ 1,636   $ 9,877   $135,912
   Instrument's amortization...   1,453    1,014      905      680      409     6,081     10,542
     Interest..................   6,168    3,487    2,650    1,541    1,032     9,159     24,037
     Average rate..............     6.3%     6.2%     5.6%     5.9%     6.3%      6.3%

Fixed interest rate-fair value.                                                         $319,778

                                 2002     2003     2004     2005     2006    Thereafter  Total
                                -------  -------  -------  -------  -------  ---------- --------
   Instrument's maturities..... $75,187  $17,818  $48,826  $15,864  $14,530   $97,937   $270,162
   Instrument's amortization...   4,159    3,526    3,565    3,130    3,106    23,930     41,416
     Interest..................  23,125   18,651   17,296   13,733   12,445    55,671    140,921
     Average rate..............     8.5%     8.3%     8.0%     7.8%     7.8%      7.8%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of Independent Certified Public Accountants...........................................  29
Consolidated Balance Sheets--December 31, 2001 and 2000......................................  30
Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999..........  31
Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999  32
Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999..........  33
Notes to Consolidated Financial Statements...................................................  36
Schedule III--Real Estate and Accumulated Depreciation.......................................  59
Schedule IV--Mortgage Loans on Real Estate...................................................  66

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Transcontinental Realty Investors, Inc.

   We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   As discussed in Note 1, TCI adopted the provisions of SFAS. 144, Accounting for Impairment of Long Lived Assets, in 2001.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 11, 2002

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                         ---------------------
                                                                                            2001        2000
                                                                                         ----------   --------
                                                                                         (dollars in thousands,
                                                                                           except per share)
                                         Assets
Real estate held for investment......................................................... $  712,832   $727,227
Less--accumulated depreciation..........................................................    (90,661)   (88,187)
                                                                                         ----------   --------
                                                                                            622,171    639,040
Foreclosed real estate held for sale....................................................        516      1,824
Notes and interest receivable
 Performing (including $1,970 from related parties in 2001).............................     17,620      8,709
 Nonperforming, nonaccruing.............................................................      5,247         --
                                                                                         ----------   --------
                                                                                             22,867      8,709
Less--allowance for estimated losses....................................................       (818)      (537)
                                                                                         ----------   --------
                                                                                             22,049      8,172
Investment in real estate entities......................................................     14,230      5,287
Investment in marketable equity securities of affiliate, at market......................         --     10,177
Cash and cash equivalents...............................................................     10,346     22,323
Other assets (including $14,170 in 2001 and $14,058 in 2000 from affiliates
  and related parties)..................................................................     39,840     45,062
                                                                                         ----------   --------
                                                                                         $  709,152   $731,885
                                                                                         ==========   ========
                          Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable.............................................................. $  461,037   $501,734
Other liabilities (including $1,068 in 2001 and $1,580 in 2000 to affiliates and
  related parties)......................................................................     25,966     23,722
                                                                                         ----------   --------
                                                                                            487,003    525,456
Commitments and contingencies

Minority interest.......................................................................      5,381      4,369
 Series B; $.01 par value; authorized, 300,000 shares; issued and outstanding
   300,000 shares (liquidation preference $1,500).......................................         --      1,500
Stockholders' equity
Preferred Stock
 Series A; $.01 par value; authorized, 6,000 shares; issued and outstanding 5,829 shares
   (liquidation preference $583)........................................................         --         --
 Series C; $.01 par value; authorized, issued and outstanding 30,000 shares;
   (liquidation preference $3,000)......................................................         --         --
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding
  8,042,594 shares in 2001 and 8,636,354 shares in 2000.................................         80         86
Paid-in capital.........................................................................    271,761    278,245
Accumulated distributions in excess of accumulated earnings.............................    (55,073)   (74,712)
Unrealized (loss) gain on marketable equity securities of affiliate.....................         --     (3,059)
                                                                                         ----------   --------
                                                                                            216,768    200,560
                                                                                         ----------   --------
                                                                                         $  709,152   $731,885
                                                                                         ==========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Years Ended December 31,
                                                                  ---------------------------------------
                                                                      2001           2000          1999
                                                                  ------------    ----------    ----------
                                                                  (dollars in thousands, except per share)
Property revenue
 Rents (including $120 in 2001, $2,263 in 2000 and $1,653 in 1999
   from affiliates and related parties).......................... $    134,911    $  139,662    $   82,101

Property expense
 Property operations (including $2,599 in 2001, $4,321 in 2000,
   and $2,864 in 1999 to affiliates and related parties).........       80,562        78,170        44,514
                                                                  ------------    ----------    ----------
 Operating income................................................       54,349        61,492        37,587

Other income
 Interest and other income.......................................        2,948         2,370           453
 Income (loss) from equity investees.............................       (5,950)         (556)          102
 Gain on sale of real estate.....................................       54,270        50,550        40,517
                                                                  ------------    ----------    ----------
                                                                        51,268        52,364        41,072
Other expense
 Interest........................................................       41,058        48,114        27,720
 Depreciation....................................................       19,705        19,749        11,702
 Provision for loss..............................................          281            --            --
 Advisory fee to affiliate.......................................        5,346         5,258         3,219
 Net income fee to affiliate.....................................        1,850         2,415         2,450
 Incentive fee to affiliate......................................        3,167            --            --
 General and administrative (including $2,582 in 2001, $2,146
   in 2000 and $1,367 in 1999 to affiliates).....................       11,412         8,506         3,335
 Realized loss on investments....................................        3,059            --            --
 Minority interest...............................................          (72)           32            14
                                                                  ------------    ----------    ----------
                                                                        85,806        84,074        48,440
                                                                  ------------    ----------    ----------
Net income.......................................................       19,811        29,782        30,219

Preferred dividend requirement...................................         (172)          (22)          (30)
                                                                  ------------    ----------    ----------
Net income applicable to Common shares........................... $     19,639    $   29,760    $   30,189
                                                                  ============    ==========    ==========
Basic and diluted earnings per share
Net income applicable to Common shares...........................
 Basic........................................................... $       2.32    $     3.45    $     7.05
 Diluted......................................................... $       2.28    $     3.45    $     7.05

Weighted average Common shares used in computing earnings
  per share
 Basic...........................................................    8,478,377     8,631,621     4,283,574
 Diluted.........................................................    8,615,465     8,637,290     4,283,574


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Accumulated
                                                              Distributions  Accumulated
                                    Common Stock              in Excess of      Other
                                  ----------------  Paid-in    Accumulated  Comprehensive Stockholders'
                                   Shares    Amount Capital     Earnings       Income        Equity
                                  ---------  ------ --------  ------------- ------------- -------------
                                                  (dollars in thousands, except shares)
Balance, January 1, 1999......... 3,878,463   $39   $218,087    $(126,994)     $    --      $ 91,132
Comprehensive income
Unrealized gain on marketable
  equity securities of affiliate.        --    --         --           --          718           718
Net income.......................        --    --         --       30,219           --        30,219
                                                                                            --------
                                                                                              30,937
Sale of Common Stock under
  dividend reinvestment plan.....     4,578    --         53           --           --            53
Shares issued in conjunction with
  acquisition of Continental
  Mortgage and Equity Trust...... 4,743,570    47     59,979           --           --        60,026
Common dividends ($.60 per
  share).........................        --    --         --       (3,006)          --        (3,006)
Preferred dividends ($5.00 per
  share).........................        --    --         --          (30)          --           (30)
                                  ---------   ---   --------    ---------      -------      --------
Balance, December 31, 1999....... 8,626,611    86    278,119      (99,811)         718       179,112

Comprehensive income
Unrealized (loss) on marketable
  equity securities of affiliate.        --    --         --           --       (3,777)       (3,777)
Net income.......................        --    --         --       29,782           --        29,782
                                                                                            --------
                                                                                              26,005
Sale of Common Stock under
  dividend reinvestment plan.....     9,743    --        126           --           --           126
Common dividends ($.54 per
  share).........................        --    --         --       (4,661)          --        (4,661)
Preferred dividends ($3.77 per
  share).........................        --    --         --          (22)          --           (22)
                                  ---------   ---   --------    ---------      -------      --------
Balance, December 31, 2000....... 8,636,354    86    278,245      (74,712)      (3,059)      200,560

Issuance of Series C Preferred
  Stock, 30,000 shares                   --    --      3,000           --           --         3,000
Comprehensive income
 Realized (loss) on marketable
   equity securities of affiliate        --    --         --           --        3,059         3,059
Net income.......................        --    --         --       19,811           --        19,811
                                                                                            --------
                                                                                              22,870

Fractional shares................      (560)
Repurchase of Common Stock.......  (593,200)   (6)    (9,484)          --           --        (9,490)
Series A Preferred Stock cash
  dividend ($5.00 per share).....        --    --         --          (29)          --           (29)
Series B Preferred Stock cash
  dividend ($.38 per share)......        --    --         --         (115)          --          (115)
Series C Preferred Stock cash
  dividends ($.95 per share).....        --    --         --          (28)          --           (28)
                                  ---------   ---   --------    ---------      -------      --------
Balance, December 31, 2001....... 8,042,594   $80   $271,761    $ (55,073)     $    --      $216,768
                                  =========   ===   ========    =========      =======      ========

   The accompanying notes are an integral part of these Consolidated Financial Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                       -------------------------------
                                                                         2001         2000      1999
                                                                       --------     --------  --------
                                                                            (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected (including $359 in 2001 and $1,040 in 1999
   from affiliates)................................................... $136,076     $136,767  $ 81,244
 Interest collected (including $411 in 2000 from affiliates)..........    1,645        1,008       449
 Interest paid........................................................  (39,452)     (45,142)  (25,543)
 Payments for property operations (including $2,599 in 2001, $4,321
   in 2000 and $2,864 in 1999 to affiliates and related parties)......  (80,113)     (80,148)  (44,039)
 Advisory and net income fee paid to affiliate........................   (7,881)     (10,486)   (3,958)
 Incentive fee paid to affiliate......................................   (2,903)          --        --
 General and administrative expenses paid (including $2,582 in 2001,
   $2,146 in 2000 and $1,367 in 1999 to affiliates)...................  (10,877)      (7,936)   (3,488)
 Distributions from operating cash flow of equity investees...........      646          172       331
 Other................................................................    1,964        4,676      (905)
                                                                       --------     --------  --------
   Net cash (used in) provided by operating activities................     (895)      (1,089)    4,091

Cash Flows from Investing Activities
 Collections on notes receivable (including $12,000 in 2000
   from affiliates)...................................................    6,042       20,532        37
 Funding of notes receivable (including $1,970 in 2001 and $12,000
   in 2000 to affiliates).............................................  (19,455)     (17,500)       --
 Real estate improvements and construction............................  (33,617)     (14,664)  (21,826)
 Proceeds from sale of real estate....................................  100,818       79,869   104,210
 Refunds/(deposits) on pending purchase...............................     (724)       1,887    (2,912)
 Acquisitions of real estate (including $1,998 in 2001, $2,741 in 2000
   and $1,815 in 1999 to affiliates and related parties)..............  (19,669)     (32,450)  (45,510)
 Distributions from investing cash flow of equity investees...........       --        1,296     4,709
 Contributions to equity investees....................................     (151)      (3,974)     (111)
                                                                       --------     --------  --------
   Net cash provided by investing activities..........................   33,244       34,996    38,597



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                                                         For the Years Ended December 31,
                                                                         -------------------------------
                                                                           2001         2000      1998
                                                                         --------    ---------  --------
                                                                              (dollars in thousands)
Cash Flows from Financing Activities
 Payments on notes payable.............................................. $(66,063)   $(107,547) $(99,163)
 Proceeds from notes payable............................................   29,094       63,009    91,959
 Reimbursements from/to advisor.........................................    3,368       (2,634)       --
 Advance to affiliate...................................................     (553)          --        --
 Dividends paid.........................................................     (172)      (4,683)   (3,036)
 Shares of Common Stock repurchased.....................................   (9,490)          --        --
 Deferred financing costs (including ($45 in 2001, $464 in
   2000 and $422 in 1999 to affiliates).................................     (510)      (1,121)   (1,740)
 Sale of Common Stock under dividend reinvestment plan..................       --          126        53
                                                                         --------    ---------  --------
   Net cash used in financing activities................................  (44,326)     (52,850)  (11,927)
                                                                         --------    ---------  --------
Net increase (decrease) in cash and cash equivalents....................  (11,977)     (18,943)   30,761
Cash and cash equivalents, beginning of year............................   22,323       41,266    10,505
                                                                         --------    ---------  --------
Cash and cash equivalents, end of year.................................. $ 10,346    $  22,323  $ 41,266
                                                                         ========    =========  ========
Reconciliation of net income to net cash provided by (used in) operating activities
 Net income............................................................. $ 19,811    $  29,782  $ 30,219
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities....................................
 Depreciation and amortization..........................................   19,705       19,702    13,470
 Equity in (income) loss of equity investees............................    5,950          556      (102)
 Realized loss on investments...........................................    3,059           --        --
 Gain on sale of real estate............................................  (54,270)     (50,550)  (40,517)
 Distributions from operating cash flow of equity.......................      646          172       331
 Increase in interest receivable........................................     (137)         (28)       (1)
 (Increase) decrease in other assets....................................    2,283       (1,463)   (7,093)
 Increase (decrease) in interest payable................................     (185)         299       375
 Increase in other liabilities..........................................    2,243          441     7,409
                                                                         --------    ---------  --------
   Net cash (used in) provided by operating activities.................. $   (895)   $  (1,089) $  4,091
                                                                         ========    =========  ========
Schedule of noncash investing and financing activities
 Carrying value of real estate acquired through foreclosure in
   satisfaction of notes receivable..................................... $     --    $     318  $     --
 Notes payable from purchase of real estate.............................   37,776       58,949     6,848
 Series B Preferred Stock issued in conjunction with purchase
   of real estate.......................................................   (1,500)       1,500        --
 Series C Preferred Stock, issued in conjunction with purchase
   of real estate.......................................................    3,000           --        --
 Debt assumed from sales of real estate.................................   42,784       16,798     9,680
 Limited partnership interest received on sale of real estate...........    1,500           --        --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                                                               For the Years
                                                                             Ended December 31,
                                                                           ---------------------
                                                                           2001  2000    1999
                                                                           ----  ----  ---------
                                                                           (dollars in thousands)
Acquisition of Continental Mortgage and Equity Trust
 Carrying value of notes and interest receivable.......................... $ --  $ --  $     390
 Carrying value of real estate............................................   --    --    258,787
 Carrying value of equity investees.......................................   --    --        267
 Carrying value of investment in marketable equity securities of affiliate   --    --     13,236
 Carrying value of other assets...........................................   --    --     20,640
 Carrying value of notes and interest payable.............................   --    --   (220,860)
 Carrying value of other liabilities......................................   --    --    (13,242)






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

   Certain balances for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and company business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. In October 2001, TCI announced a preliminary agreement for the acquisition of TCI by American Realty Investors, Inc. ("ARI"). See ITEM 1. "BUSINESS" and NOTE 20. "COMMITMENTS AND CONTINGENCIES AND LIQUIDITY."

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

   Accounting pronouncements. In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that TCI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that TCI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

   SFAS 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that TCI identify reporting units in order to assess potential future impairment of goodwill, reassess the useful lives of other existing recognized

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 requires that an intangible asset with an indefinite useful life be tested for impairment in accordance with specified guidelines. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires TCI to complete a transitional goodwill impairment test six months from the date of adoption. TCI is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. Currently, TCI does not believe that the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

   SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying value of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143, is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on TCI's financial position or results of operations.

   Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

   Real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

   Investment in noncontrolled equity investees. The equity method is used to account for investments in partnerships which TCI does not control and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., ("IORI") and ARI. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee's operating income and any additional advances and decreased by a proportionate share of the investee's operating losses and distributions received.

   Operating segments. Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

   Fair value of financial instruments. The following assumptions were used in estimating the fair value of notes receivable and notes payable. For performing notes receivable, the fair value was estimated by discounting

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of TCI's interest in the collateral property was used. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

   Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less were considered to be cash equivalents.

   Earnings per share. Income per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2001 and 2000 include 301,548 and 25,000 shares, respectively, to reflect the dilutive effect of options and convertible preferred stock to purchase shares of common stock.

   Employee stock option plans. Employee stock options are presented in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation cost is limited to the excess of the quoted market price. No compensation cost is recorded if the quoted market price is below the exercise price. See NOTE 11. "STOCK OPTIONS."

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

   Pro forma operating results for 1999, as if CMET had been acquired on January 1, would have been:

                                                       1999
                                                     --------
                 Revenues........................... $143,579
                 Property operating expenses........  (79,295)
                 Interest...........................  (47,273)
                 Depreciation.......................  (19,150)
                 Advisory fee.......................   (4,952)
                 Net income fee.....................   (3,083)
                 General and administrative expenses   (5,442)
                 Provision for losses...............       --
                                                     --------
                 (Loss) from operations.............  (15,616)
                 Equity in income of investees......      302
                 Gains on sale of real estate.......   47,117
                                                     --------
                 Net income......................... $ 31,803
                                                     ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 3.  REAL ESTATE

   In 2001, TCI purchased the following properties:

                                              Units/    Purchase Net Cash   Debt   Interest Maturity
Property                      Location      Rooms/Acres  Price     Paid   Incurred   Rate     Date
--------                 ------------------ ----------- -------- -------- -------- -------- --------
Apartments
Baywalk................. Galveston, TX       192 Units  $ 6,590   $  390  $ 5,856    7.45%   02/11
By the Sea.............. Corpus Christi, TX  153 Units    6,175      862    5,538    7.07    05/09
Courtyard............... Midland, TX         133 Units    1,425      425    1,051    9.25    04/06
Falcon Lakes(1)......... Arlington, TX       284 Units    1,435    1,437       --      --       --
Island Bay.............. Galveston, TX       458 Units   20,360    3,225   16,232    7.40    07/11
Limestone Ranch(1)...... Lewisville, TX      252 Units      505       --       --      --      -- (2)
Marina Landing.......... Galveston, TX       256 Units   12,050      518   10,912    5.30    01/02
River Oaks(1)........... Wiley, TX           180 Units      531      578       --      --       --
Sendero Ridge(1)........ San Antonio, TX     384 Units    1,850    2,635       --      --       --
Tivoli(1)............... Dallas, TX          190 Units    3,000    2,475    1,000   12.00    12/02
Verandas at City View(1) Fort Worth, TX      314 Units    2,544      276    2,197    4.75    03/02
Waters Edge IV(1)....... Gulfport, MS         80 Units      441      441       --      --       --

Hotel
Akademia(3)............. Wroclaw, Poland     165 Rooms    2,184    2,669       --      --       --

Land
Mira Lago............... Farmers Branch, TX 8.88 Acres      541       --       --      --      -- (2)
Pac Trust............... Farmers Branch, TX 7.11 Acres    1,175    1,231       --      --       --
Seminary West........... Fort Worth, TX     5.36 Acres      222      232       --      --       --
Solco-Valley Ranch...... Dallas, TX         6.07 Acres    1,454    1,525       --      --       --

--------
(1) Land purchased for apartment construction.
(2) Land was received from ARI, a related party, in exchange for the Glenwood Apartments.
(3) Land purchased for hotel construction.

   In 2000, TCI purchased the following properties:

                                                Units/     Purchase Net Cash   Debt   Interest  Maturity
Property                      Location       Sq.Ft./Acres   Price     Paid   Incurred   Rate      Date
--------                 ------------------ -------------- -------- -------- -------- --------  --------
Apartments
Apple Lane..............       Lawrence, KS       75 Units $ 1,575   $  595  $ 1,005    8.63%    05/07
Autumn Chase............        Midland, TX       64 Units   1,338      458      936    9.45(1)  04/05
Paramount Terrace.......       Amarillo, TX      181 Units   3,250      561    2,865    9.38     09/01(2)
Primrose................    Bakersfield, CA      162 Units   4,100    1,189    3,000    9.25(1)  03/07
Quail Creek.............       Lawrence, KS       95 Units   3,250    1,088    2,254    7.44     07/03

Office Building
9033 Wilshire...........    Los Angeles, CA  44,253 Sq.Ft.   9,225    2,536    6,861    8.07     08/09
Bay Plaza II............          Tampa, FL  78,882 Sq.Ft.   4,825    4,786       --      --        --
Brandeis................          Omaha, NE 319,234 Sq.Ft.  14,000    4,052    8,750     9.5     11/03
Countryside Portfolio(3)       Sterling, VA 265,718 Sq.Ft.  44,940    4,825   36,297    7.75     12/02

Land
DF Fund.................  Collin County, TX     79.5 Acres   2,545    1,047    1,545   10.00     03/01(4)
Folsom..................         Dallas, TX    36.38 Acres   1,750    1,738       --      --        --
Lamar/Parmer............         Austin, TX    17.07 Acres   1,500      517    1,030   10.00     12/00(5)
Limestone Canyon II.....         Austin, TX     9.96 Acres     504      424       --      --        --
Manhattan............... Farmers Branch, TX    108.9 Acres  10,743    6,144    5,000   14.00     02/01(6)
Netzer..................  Collin County, TX       20 Acres     400      418       --      --        --

--------

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

(1) Variable interest rate.
(2) The loan was extended to March 2002.
(3) The Countryside Portfolio consisted of four commercial buildings: the 133,422 sq. ft. Countryside Retail Center, the 72,062 sq. ft. Harmon Office Building, the 35,127 sq. ft. Mimado Office Building and the 25,107 sq. ft. Ambulatory Surgical Center.
(4) The DF Fund land was sold in September 2000.
(5) The mortgage loan was paid off in March 2001.
(6) The mortgage loan was paid off in June 2000.

   In 2001, TCI sold the following properties:

                                            Units/       Sales  Net Cash    Debt     Gain/(Loss)
Property                   Location      Sq.Ft./ Acres   Price  Received Discharged    on Sale
--------              ------------------ -------------- ------- -------- ----------  -----------
Apartments
Bent Tree Gardens.... Addison, TX             204 Units $ 9,000  $2,669   $ 6,065(1)   $  601
Carseka.............. Los Angeles, CA          54 Units   4,000   2,138     1,466       1,352
Fontenelle Hills..... Bellevue, NE            338 Units  16,500   3,680    12,454(1)    4,565
Forest Ridge......... Denton, TX               56 Units   2,000     682     1,151       1,014
Glenwood............. Addison, TX             168 Units   3,659      --     2,537(1)      -- (2)
Heritage............. Tulsa, OK               136 Units   2,286     206     1,948       1,575
Madison at Bear Creek Houston, TX             180 Units   5,400     828     3,442(1)    1,162(4)
McCallum Glen........ Dallas, TX              275 Units   8,450   2,633     5,004(1)    1,375(3)
McCallum Crossing.... Dallas, TX              322 Units  11,500   1,841     8,101(1)    4,486
Oak Run.............. Pasadena, TX            160 Units   5,800   1,203     4,364       2,227
Park at Colonade..... San Antonio, TX         211 Units   5,800     927     4,066       1,592
Park Lane............ Dallas, TX               97 Units   2,750   1,526     1,103       1,827
South Cochran........ Los Angeles, CA          64 Units   4,650   1,897     1,873       1,660
Summerstone.......... Houston, TX             242 Units   7,225   1,780     5,180(1)    1,884
Sunset Lakes......... Waukegan, IL            414 Units  15,000   6,089     7,243       7,316

Office Buildings
Chesapeake Center.... San Diego, CA       57,493 Sq.Ft.   6,575   3,111     2,844         204
Daley................ San Diego, CA       64,425 Sq.Ft.   6,211   2,412     3,346         836
Valley Rim........... San Diego, CA       54,194 Sq.Ft.   5,500   1,367     3,516        (138)
Viewridge............ San Diego, CA       25,062 Sq.Ft.   2,010     701     1,272           4
Waterstreet.......... Boulder, CO        106,257 Sq.Ft.  22,250   7,126    12,949       9,154

Industrial Warehouse
Technology Trading... Sterling, VA       197,659 Sq.Ft.  10,775   4,120     6,214       4,163
Zodiac............... Dallas, TX          35,435 Sq.Ft.     762     183       564         167

Land
Eagle Crest.......... Farmers Branch, TX     4.41 Acres     300     291        --        (215)
McKinney 36.......... McKinney, TX          1.822 Acres     476     476        --         355
Moss Creek........... Greensboro, NC         4.79 Acres      15      13        --         (71)
Round Mountain....... Austin, TX            110.0 Acres   2,560   2,455        --       1,047

--------
(1) Debt assumed by purchaser.
(2) The Glenwood Apartments were exchanged with ARI, a related party, for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(3) Excludes $1.5 million deferred gain from seller financing. See Note 4. "Notes and Interest Receivable.")
(4) Excludes a $608,000 deferred gain from seller financing. (See Note 4. "Notes and Interest Receivable.")

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In 2000, TCI sold the following properties:

                                              Units/Sq.Ft.   Sales  Net Cash    Debt     Gain on
Property                        Location      Rooms/Acres    Price  Received Discharged   Sale
--------                    ----------------- ------------- ------- -------- ----------  -------
Apartments
Apple Creek................ Dallas, TX            216 Units $ 4,300  $2,155    $1,723    $3,240
Ashley Crest............... Houston, TX           168 Units   3,950   1,102     2,812(1)    706
Country Bend............... Fort Worth, TX        166 Units   4,700   1,894     2,445     1,097
Crescent Place............. Houston, TX           120 Units   3,485   1,034     2,151       793
Eagle Rock................. Los Angeles, CA        99 Units   5,600   1,967     3,246     1,021
Fountain Village........... Tucson, AZ            410 Units  11,700   3,088     7,569     5,086
Hunters Bend............... San Antonio, TX        96 Units   1,683     418     1,127(1)    572
Parkwood Knoll............. San Bernadino, CA     178 Units   9,100   3,007     5,491     2,967
Shadow Run................. Pinellas Park, FL     276 Units  12,350   2,521     8,653     5,367
Villa Piedra............... Los Angeles, CA       132 Units   7,400   2,348     4,686     2,588
Villas at Countryside...... Sterling, VA          102 Units   8,100   2,686     5,334(1)  1,520
Villas at Fairpark......... Los Angeles, CA        49 Units   3,435     792     2,386     1,188
Westgate of Laurel......... Laurel, MD            218 Units  11,290   2,599     7,525(1)  3,575
Woodbridge................. Denver, CO            194 Units   6,856   3,328     2,845     3,796

Office Building
Brookfield Corporate Center Chantilly, VA     63,504 Sq.Ft.   4,850   1,729     2,838     1,455

Industrial Warehouse
Shady Trail................ Dallas, TX        42,900 Sq.Ft.     900     340       521       206

Hotel
Chateau Charles............ Lake Charles, LA      245 Rooms   1,000     928        --       633

Land
Allen(2)................... Allen, TX            5.49 Acres     370      86       281       184
McKinney(3)................ McKinney, TX          255 Acres   8,783   5,035     4,423     2,091
Watters/Hwy. 121(4)........ McKinney, TX        24.06 Acres   3,620   3,620        --     3,089

--------
(1) Debt assumed by purchaser.
(2) The Allen sale consisted of tracts of three land parcels: a 2.62 acre tract of the Stacy Road land parcel; a 2.23 acre tract of the Sandison land parcel; and a .64 acre tract of the Whisenant land parcel.
(3) The McKinney sale included three land parcels: the 20 acre Netzer land parcel; the 79.54 acre DF Fund land parcel; and the 156.19 acre OPUBCO land parcel.
(4) The Watters/Highway 121 sale consisted of a six acre tract of the Watters land parcel and an 18.061 acre tract of the State Highway 121 land parcel.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 4.  NOTES AND INTEREST RECEIVABLE

   Notes and interest receivable consisted of the following:

                                            2001              2000
                                      ----------------- ----------------
                                      Estimated         Estimated
                                        Fair     Book     Fair    Book
                                        Value    Value    Value   Value
                                      --------- ------- --------- ------
       Notes receivable
          Performing.................  $17,680  $17,442  $8,664   $8,668
          Nonperforming, nonaccruing.    5,630    5,247      --       --
                                       -------  -------  ------   ------
                                       $23,310   22,689  $8,664    8,668
                                       =======           ======
       Interest receivable...........               178               41
                                                -------           ------
                                                $22,867           $8,709
                                                =======           ======

   Interest income is not recognized on nonperforming notes receivable. For the years 2001 and 1999, unrecognized interest income on nonperforming notes totaled $192,500 and $26,000, respectively.

   Notes receivable at December 31, 2001, mature from 2002 through 2008 with interest rates ranging from 5.8% to 16.0% per annum, with a weighted average rate of 12.2%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $12.2 million are due in 2002.

   In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. In June 2001, an additional $1.5 million was funded. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments of $67,000 and matured in September 2001. In October 2001, TCI extended the loan until February 2002, receiving $100,000 as an extension fee. In December 2001, TCI received a $1.5 million principal payment. In February 2002, TCI sold a $2.0 million senior participation interest in the loan to IORI, a related party. TCI and IORI will receive 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI received $23,000 as an extension fee and the loan was extended until April 2002.

   In June 2001, in conjunction with the sale of 275 unit McCallum Glen Apartments in Dallas, Texas, TCI funded a $1.5 million mortgage loan secured by a second lien on the apartments. The note receivable bears interest at 10% per annum, requires monthly interest only payments and matures in June 2003.

   In July 2001, TCI agreed to fund a $4.4 million line of credit secured by 1,714.16 acres of unimproved land in Tarrant County, Texas. The note receivable bears interest at 15% per annum, requires monthly interest only payments beginning in September 2001 and matures in July 2003. As of March 2002, TCI has funded $3.8 million of the line of credit, and received no interest payments.

   Also in July 2001, TCI funded a $1.7 million mortgage loan secured by a second lien on 44.6 acres of unimproved land in Fort Worth, Texas. The note receivable bears interest at 16.0% per annum, requires monthly payments of accrued interest beginning September 2001 and each month thereafter and matures January 2002. In January 2002, the note was extended until April 2002. As of March 2002, TCI has received no interest payments.

   In August 2001, TCI agreed to fund up to $5.6 million secured by an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matures in January 2003. As of March 2002, TCI has funded a total of $2.3 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In October 2001, TCI funded a $4.0 million loan secured by a second lien on a 375,752 sq. ft. office building in St. Louis, Missouri. The note receivable bears interest at 9.0% per annum, requires monthly interest only payments of $30,000 and matured in February 2002. In February 2002, TCI extended the loan maturity to February 2003.

   In December 2001, TCI provided $608,000 of purchase money financing in conjunction with the sale of the Madison at Bear Creek Apartments in Houston, Texas. The note receivable bore interest at 7% per annum, required payment of the entire outstanding principal and all accrued and unpaid interest in January 2002. The loan was secured by a second lien on the property. The note was paid in full according to the terms in January 2002.

   In February 2000, a mortgage loan with a principal balance of $28,000 was paid off, including accrued but unpaid interest.

   In December 2000, TCI funded a $2.5 million mortgage loan secured by a second lien on unimproved land, 442 acres in Tarrant County, Texas, 1,130 acres in Denton County, Texas, and 26 acres in Collin County, Texas. The note receivable bore interest at 18.0% per annum, required monthly payments interest only and matured in June 2001. In June 2001, the loan and all accrued but unpaid interest was paid in full.

   Also in December 2000, TCI funded a $3.0 million mortgage loan secured by a second lien on four office buildings in San Antonio, Texas. The note receivable bore interest at 16.0% per annum, required monthly payments of interest only and matured in June 2001. In June 2001, the note was extended until November 2001 with a $750,000 loan principal paydown. With the paydown, the note was renegotiated to replace the existing collateral with new collateral consisting of a 120,000 sq.ft. office building and industrial warehouse in Carrollton, Texas. The renegotiated note originally was to mature in May 2002. In February 2002, the maturity date on the loan was extended to July 2002.

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

   In December 1999, TCI provided $1.2 million of purchase money financing in conjunction with the sale of the Town and Country Office Building in Houston, Texas. The note receivable bore interest at 8.5% per annum, requires monthly payments of interest only, matured in December 2001 and was secured by a first lien on the property sold. In December 2001, the note and all accrued but unpaid interest was paid in full. In conjunction with the loan payoff, a previously deferred gain of $819,000 on the sale of the property was recognized.

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

   Related Party. In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, a related party, for $2.0 million cash. NM owns the

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

41,840 sq. ft. Executive Court Office Building in Memphis, Tennessee. ARI has guaranteed that the asset will produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note receivable from ARI.

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

NOTE 5.  ALLOWANCE FOR ESTIMATED LOSSES

   Activity in the allowance for estimated losses was as follows:

                                           2001 2000  1999
                                           ---- ----  -----
                   Balance January 1,..... $537 $543  $ 886
                      Provision for loss..  281   --     --
                      Amounts charged off.   --   (6)  (593)
                      CMET allowance......   --   --    250
                                           ---- ----  -----
                   Balance December 31,... $818 $537  $ 543
                                           ==== ====  =====

NOTE 6.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

   Marketable equity securities consist of 746,972 shares of common stock of ARI, approximately 6.5% of ARI's outstanding shares. ARI is a publicly held real estate company.

                                    2001  2000
                                    ---- -------
                                ARI $ -- $10,177
                                    ==== =======

   Prior to the first quarter of 2001, TCI accounted for its investment in ARI, a related party, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI on the equity method.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 7.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

   Investment in equity method real estate entities consisted of the following:

                                                          2001     2000
                                                         -------  ------
      American Realty Investors, Inc. ("ARI")........... $10,182  $   --
      Income Opportunity Realty Investors, Inc. ("IORI")   3,501   4,326
      Tri-City Limited Partnership ("Tri-City").........     531     524
      Nakash Income Associates ("NIA")..................    (553)   (650)
      Sacramento Nine ("SAC 9").........................     539     490
      Other.............................................      30     597
                                                         -------  ------
                                                         $14,230  $5,287
                                                         =======  ======

   TCI owns an approximate 6.5% interest in ARI, a publicly held real estate company, having a market value of $112.3 million at December 31, 2001. At December 31, 2001, ARI had total assets of $757.5 million and owned 52 apartments, 17 commercial properties, nine hotels and 54 parcels of unimproved land. In 2001, ARI sold 17 apartments, one commercial property and 26 parcels of unimproved land for a total of $187.3 million, receiving net cash of $52.4 million after paying off $110.2 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $83.4 million on the sales of which TCI's equity share was $5.3 million.

   TCI owns an approximate 24.0% interest in IORI, a publicly held Real Estate Investment Trust ("REIT"), having a market value of $25.9 million at December 31, 2001. At December 31, 2001, IORI had total assets of $91.8 million and owned seven apartments in Texas, seven office buildings (four in California, two in Texas and one in Virginia) and two parcels of unimproved land in Texas. In 2000, IORI sold three apartments, two office buildings and two parcels of unimproved land for a total of $66.0 million, receiving net cash of $30.4 million after paying off $33.6 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $19.6 million on the sales of which TCI's equity share was $4.3 million. IORI also recognized a previously deferred gain on a prior year's sale of $1.2 million of which TCI's equity share was $225,000. In 1999, IORI sold a shopping center in Boca Raton, Florida, for $3.2 million, receiving net cash of $1.5 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. IORI recognized a gain of $490,000 on the sale of which TCI's equity share was $111,000.

   TCI owns a 63.7% limited partner interest and IORI owns a 36.3% general partner interest in Tri-City, which at December 31, 2001, owned a shopping center in Houston, Texas. In February 2000, the Chelsea Square Shopping Center was financed in the amount of $2.1 million. Tri-City received net cash of $2.0 million after the payment of various closing costs. The mortgage bore interest at a fixed rate of 10.24% per annum until February 2001, and a variable rate thereafter, currently 9.44% per annum, requires monthly payments of principal and interest of $20,601 and matures in February 2005. TCI received a distribution of $1.3 million of the net financing proceeds. In 1999, Tri-City sold a shopping center in Ft. Worth, Texas, and an office building in Carrollton, Texas, for a total of $7.2 million, receiving net cash of $5.4 million after paying off $1.3 million in mortgage debt and the payment of various closing costs. TCI received a distribution of $3.5 million of the net cash. Tri-City recognized gains of $2.9 million on the sales of which TCI's equity share was $1.8 million.

   TCI owns a non-controlling 60% general partner interest and IORI owns a 40% general partner interest in NIA, which owns a wraparound mortgage note receivable. The NIA partnership agreement requires the consent of both partners for any material changes in the operations of NIA.

   TCI is a non-controlling 30% general partner in SAC 9, which at December 31, 2001, owned an office building in Rancho Cordova, California. In 1999, SAC 9 sold an office building in Rancho Cordova, California,

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

for $7.4 million, receiving net cash of $4.0 million after paying off $3.2 million in mortgage debt and the payment of various closing costs. TCI received a distribution of $1.2 million of the net cash. SAC 9 recognized a gain of $4.7 million on the sale of which TCI's equity share was $1.4 million.

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

   Set forth below are summarized financial data for the entities accounted for using the equity method:

                                                                 2001       2000
                                                               ---------  --------
Real estate, net of accumulated depreciation ($137,407 in 2001 and $9,540 in 2000)......................................... $ 692,747  $ 93,170
Notes receivable..............................................    31,892     2,402
Other assets..................................................   132,665     8,973
Notes payable.................................................  (651,328)  (59,485)
Other liabilities.............................................   (85,858)   (1,815)
                                                               ---------  --------
Shareholders/partners' capital................................ $ 120,118  $ 43,245
                                                               =========  ========

   TCI's share of the above equity investee capital accounts was $15.0 million in 2001 and $10.3 million in 2000.

                                                    2001       2000     1999
                                                  ---------  --------  -------
 Rents and interest income....................... $ 181,570  $ 16,245  $20,675
 Depreciation....................................   (19,930)   (2,917)  (3,152)
 Operating expenses..............................  (153,557)  (10,835)  (8,123)
 Interest expense................................   (83,154)   (5,559)  (7,609)
                                                  ---------  --------  -------
 Income (loss) before gain on sale of real estate   (75,071)   (3,066)   1,791
 Gain on sale of real estate.....................    83,414    20,878    8,020
                                                  ---------  --------  -------
 Net income...................................... $   8,343  $ 17,812  $ 9,811
                                                  =========  ========  =======

   TCI's equity share of:

                                                     2001      2000     1999
                                                   --------  --------  -------
  Income (loss) before gain on sale of real estate $ (5,950) $   (556) $   102
  Gain on sale of real estate.....................    5,310     4,572    3,569
                                                   --------  --------  -------
  Net income (loss)............................... $   (640) $  4,016  $ 3,671
                                                   ========  ========  =======

NOTE 8.  NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                    2001                2000
                             ------------------- -------------------
                             Estimated   Book    Estimated   Book
                             Fair Value  Value   Fair Value  Value
                             ---------- -------- ---------- --------
            Notes payable...  $461,875  $458,032  $484,445  $498,914
                              ========            ========
            Interest payable               3,005               2,820
                                        --------            --------
                                        $461,037            $501,734
                                        ========            ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Scheduled principal payments are due as follows:

                              2002...... $152,755
                              2003......   41,097
                              2004......   77,490
                              2005......   29,184
                              2006......   19,681
                              Thereafter  137,825
                                         --------
                                         $458,032
                                         ========

   Notes payable at December 31, 2001, bore interest at rates ranging from 3.9% to 12.5% per annum, and mature between 2002 and 2043. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $632.8 million.

   In 2001, TCI financed the following property:

                                  Debt      Debt    Net Cash Interest   Maturity
Property   Location    Acres    Incurred Discharged Received   Rate       Date
--------  ---------- ---------- -------- ---------- -------- --------   --------
Land.....
Red Cross Dallas, TX 2.89 Acres  $4,500     $ --     $4,328    12.5%(1)  10/02

--------
(1) Variable rate.

   In 2000, TCI financed/refinanced the following properties:

                                                       Debt        Debt    Net Cash Interest   Maturity
Property                 Location      Units/Sq.Ft.  Incurred   Discharged Received   Rate       Date
--------              --------------- -------------- --------   ---------- -------- --------   --------
Apartments
Camelot.............. Largo, FL            120 Units  $3,800      $   --    $3,100    8.85%(1)  12/05
Country Crossing..... Tampa, FL            227 Units   3,825       2,645       985    9.65(1)   06/03
Crescent Place....... Houston, TX          120 Units   2,165       1,722       370    7.04(1)   03/30
Fontenelle Hills..... Bellevue, NE         338 Units   2,010(2)       --     1,967    8.51      06/10
Madison @ Bear Creek. Houston, TX          180 Units   3,500       2,625       730    7.04(1)   03/30

Office Buildings
Bay Plaza II......... Tampa, FL        78,882 Sq.Ft.   3,600          --     3,400    8.44(1)   01/06
Jefferson............ Washington, DC   71,876 Sq.Ft.   9,875       8,955       557    9.50      07/25
Technology Trading... Sterling, VA    197,659 Sq.Ft.   6,300       3,881     2,065    8.26(1)   05/05
Venture Center....... Atlanta, GA      38,772 Sq.Ft.   2,700       1,113     1,592    8.75      03/10
Westgrove Air Plaza.. Addison, TX      78,326 Sq.Ft.   2,087       1,180       742    9.02(1)   01/05

Industrial Warehouses
5360 Tulane.......... Atlanta, GA      67,850 Sq.Ft.     375         208       134    9.65(1)   04/03
Kelly................ Dallas, TX      330,406 Sq.Ft.   5,000       2,173     2,628    9.50(1)   10/03
Space Center......... San Antonio, TX 101,500 Sq.Ft.   1,125         691       402    9.65(1)   04/03

--------
(1) Variable interest rate.
(2) Second lien on property.

NOTE 9.  PREFERRED STOCK

   TCI's Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after November 1, 2003, into Common Stock at the daily average closing price of the Common Stock for the prior five trading days. At December 31, 2001 and 2000, 5,829 shares of Series A Preferred Stock were issued and outstanding.

   TCI's Series B Cumulative Convertible Preferred Stock consisted of a maximum 300,000 shares with a par value of $.01 per share and a liquidation preference of $5.00 per share. Dividends were payable at the rate of $.38 per share annually or $.095 per quarter to stockholders of record on the tenth day of each March, June, September and December when and as declared by the Board of Directors. After October 25, 2001, the Series B Preferred Stock could be converted into Common Stock at the daily average closing price of the Common Stock for the prior five trading days or redeemed for cash at the option of the holder. At December 31, 2000, 300,000 shares of Series B Preferred Stock were issued and outstanding. In November 2001, the holder redeemed its shares. TCI paid $1.6 million in cash of which $115,000 was accrued dividends.

   In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, TCI issued 30,000 shares of Series C Preferred Stock. TCI's Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share annually or $1.50 per quarter through September 2003, then $7.00 per share annually or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2001, 30,000 shares of Series C Preferred Stock were issued and outstanding.

NOTE 10.  DIVIDENDS

   TCI paid dividends on its Common Stock of $4.7 million ($.54 per share) in 2000 and $3.0 million ($.60 per share) in 1999.

   TCI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented ordinary income and that 100% of the dividends paid in 1999 represented capital gains.

   In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of TCI's Common Stock. The non-payment decision was based on the Board determining that TCI needed to retain cash for acquisitions that were anticipated in 2001 and 2002.

NOTE 11.  STOCK OPTIONS

   In October 2000, TCI's stockholders approved the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of TCI. The exercise price per share of an option will not be less than 100% of the fair market value per share on the date of grant thereof. As of December 31, 2001, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted under the 2000 Plan.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

                                          2001               2000
                                   ------------------ ------------------
                                    Number   Exercise  Number   Exercise
                                   of Shares  Price   of Shares  Price
                                   --------- -------- --------- --------
       Outstanding at January 1,..  25,000   $14.875       --   $    --
       Granted....................  25,000     8.875   25,000    14.875
       Canceled...................      --        --       --        --
                                    ------             ------
       Outstanding at December 31,  50,000             25,000   $14.875
                                    ======             ======

   At December 31, 2001, 50,000 options were exercisable at an average exercise price of $11.875 per Common share.

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

                                                        2001             2000
                                                  ---------------- ----------------
                                                     As      Pro      As      Pro
                                                  Reported  forma  Reported  forma
                                                  -------- ------- -------- -------
Net income applicable to Common shares........... $19,811  $19,217 $29,760  $29,537
Net income applicable to Common shares, per share    2.28     2.23    3.45     3.42

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2001   2000
                                              -----  -----
                    Dividend yield...........    --   6.08%
                    Expected volatility...... 65.00% 65.00%
                    Risk-free interest rate..  1.25%  5.75%
                    Expected lives (in years)     9      9
                    Forfeitures.............. 10.00% 10.00%

   The weighted average fair value per share of options granted in 2001 and 2000 was $7.60 and $8.93, respectively.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 12.  RENTS UNDER OPERATING LEASES

   Operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2001:

                              2002...... $ 45,856
                              2003......   36,380
                              2004......   27,551
                              2005......   19,499
                              2006......   10,726
                              Thereafter   18,365
                                         --------
                                         $158,377
                                         ========

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

   The Advisory Agreement provides for BCM to be responsible for the day-to-day operations and to receive an advisory fee comprised of a gross asset fee of ..0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of net income.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. BCM was not required to refund any of its 1999, 2000 or 2001 advisory fee.

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

NOTE 14.  PROPERTY MANAGEMENT

   Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts to Regis, a related party, which is a company owned by GS Realty, the property-level management and leasing of 51 of TCI's commercial properties, its five hotels and the commercial property owned by Tri-City. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

NOTE 15.  REAL ESTATE BROKERAGE

   Regis also provides brokerage services on a non-exclusive basis. Regis is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

NOTE 16.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Revenue, fees and cost reimbursements to BCM and its affiliates:

                                                        2001    2000   1999
                                                       ------- ------ -------
  Fees
     Advisory......................................... $ 5,346 $5,258 $ 3,219
     Net income.......................................   1,850  2,415   2,450
     Incentive fees...................................   3,167     --      --
     Property acquisition.............................     774  1,024   1,815
     Real estate brokerage............................      --    331   2,727
     Mortgage brokerage and equity refinancing........      45    464     422
     Property and construction management and leasing
       commissions*...................................      --     --   3,608
                                                       ------- ------ -------
                                                       $11,182 $9,492 $14,241
                                                       ======= ====== =======
  Cost reimbursements................................. $ 2,582 $2,146 $ 1,367
                                                       ======= ====== =======
  Hotel lease revenue................................. $    -- $2,237 $ 1,653
                                                       ======= ====== =======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Fees paid to GS Realty, a related party:

                                                           2001    2000
                                                          ------- ------
     Fees
        Property acquisition............................. $ 1,668 $2,326
        Real estate brokerage............................   3,760  3,250
        Property and construction management and leasing
          commissions....................................   2,599  4,321
                                                          ------- ------
                                                          $ 8,027 $9,897
                                                          ======= ======

--------
* Net of property management fees paid to subcontractors, other than Regis and affiliates of BCM.

NOTE 17.  INCOME TAXES

   For the year 1999, TCI had elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, it was not taxed for federal income tax purposes on that portion of its taxable income which was distributed to stockholders. During the third quarter of 2000, due to a concentration of ownership, TCI no longer met the requirements for tax treatment as a REIT under the Code, and is prohibited for re-qualifying for REIT tax status for at least five years.

   TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in 2001, 2000 and 1999; therefore, it recorded no provision for income taxes. TCI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in equity method real estate entities. At December 31, 2001, TCI's tax basis in its net assets exceeded their basis for financial statement purposes by $50.1 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes. Additionally, at December 31, 2001, TCI had tax net operating loss carryforwards of approximately $47.2 million expiring through the year 2018. The use of such loss carryforwards are subject to certain limitations under the Internal Revenue Code.

   At December 31, 2001, TCI had a net deferred tax asset of $33.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset a 100% valuation allowance has been established.

NOTE 18.  OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships, and gains on sale of real estate totaling $3.1 million, $11.2 million and $555,000 for 2001, 2000 and 1999, respectively. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, non-segment interest expense, advisory, incentive sales and net income fees totaling $25.0 million, $16.2 million and $9.0 million for 2001, 2000 and 1999, respectively. Excluded from operating segment assets are assets of $86.5 million at December 31, 2001, and $91.0 million at December 31, 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses. See "NOTE 3. "REAL ESTATE" and NOTE 4. "NOTES AND INTEREST RECEIVABLE."

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Presented below is the operating income of each operating segment and each segments' assets for the years 2001, 2000 and 1999.

                                      Commercial
                              Land    Properties Apartments Hotels    Total
                             -------  ---------- ---------- ------- ---------
2001
Rents....................... $   633   $ 68,676   $ 58,991  $ 6,611 $ 134,911
Property operating expenses.   1,756     38,266     35,947    4,593    80,562
                             -------   --------   --------  ------- ---------
Segment operating income.... $(1,123)  $ 30,410   $ 23,044  $ 2,018 $  54,349
                             =======   ========   ========  ======= =========
Depreciation................ $    --   $ 12,753   $  5,817  $ 1,135 $  19,705
Interest....................   1,845     21,996     15,887    1,330    41,058
Real estate improvements and
  construction..............   1,424      7,365     14,973    9,855    33,617
Asset.......................  62,209    304,657    224,986   30,835   622,687

Property Sales
Sales price................. $ 3,351   $ 54,083   $104,020          $ 161,454
Cost of sales...............  (2,235)   (39,693)   (71,384)          (113,312)
                             -------   --------   --------          ---------
Gain on sale................ $ 1,116   $ 14,390   $ 32,636          $  48,142(1)
                             =======   ========   ========          =========

--------
(1) Excludes a previously deferred gain on the sale of Town & Country Shopping Center of $819,000 as well as TCI's shares of gains recognized by ARI, an equity affiliate, of $5.3 million.

                                     Commercial
                             Land    Properties Apartments Hotels    Total
                            -------  ---------- ---------- -------  --------
2000
Rents...................... $   723   $ 61,496   $ 74,700  $ 2,743  $139,662
Property operating expenses   1,097     31,962     44,898      213    78,170
                            -------   --------   --------  -------  --------
Segment operating income... $  (374)  $ 29,534   $ 29,802  $ 2,530  $ 61,492
                            =======   ========   ========  =======  ========
Depreciation............... $    --   $ 11,358   $  7,395  $   996  $ 19,749
Interest...................   3,342     21,907     21,284    1,581    48,114
Real estate improvements...     117     11,700      1,302    1,545    14,664
Asset......................  59,281    344,657    216,995   19,931   640,864

Property Sales
Sales price................ $12,775   $  5,750   $ 93,949  $ 1,000  $113,474
Cost of sales..............  (7,411)    (4,089)   (60,433)    (367)  (72,300)
                            -------   --------   --------  -------  --------
Gain on sale............... $ 5,364   $  1,661   $ 33,516  $   633  $ 41,174(1)
                            =======   ========   ========  =======  ========

--------
(1) Excludes a previously deferred gain of $4.8 million on the sale of land as well as TCI's share of gains recognized by IORI, an equity affiliate, of $4.6 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                       Commercial
                             Land      Properties   Apartments Hotels   Total
                            -------    ----------   ---------- ------- --------
1999
Rents...................... $   855     $ 33,971     $ 42,162  $ 5,113 $ 82,101
Property operating expenses     917       14,600       26,374    2,623   44,514
                            -------     --------     --------  ------- --------
Operating income (loss).... $   (62)    $ 19,371     $ 15,788  $ 2,490 $ 37,587
                            =======     ========     ========  ======= ========
Depreciation............... $    --     $  6,094     $  4,872  $   736 $ 11,702
Interest...................   1,891       11,355       13,032    1,442   27,720
Real estate improvements...      52        6,303        1,758    2,243   10,356
Construction expenditures..      --           --       11,470       --   11,470
Assets.....................  48,253      272,648      261,252   19,383  601,536

Property Sales
Sales price................ $14,544     $ 64,305     $ 37,910          $116,759
Cost of sales..............   8,179       40,251       25,773            74,203
                            -------     --------     --------          --------
Gains on sales............. $ 6,365(1)  $ 24,054(1)  $ 12,137          $ 42,556
                            =======     ========     ========          ========

--------
(1) Includes deferred gains from a land sale and from a commercial property sale accounted for using the cost recovery method. See NOTE 3. "REAL ESTATE."

NOTE 19.  QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of TCI's quarterly results of operations for the years 2001 and 2000 (unaudited):

                                                    Three Months Ended
                                       --------------------------------------------
                                       March 31, June 30, September 30, December 31,
                                       --------- -------- ------------- ------------
2001
Rents.................................  $34,968  $36,074     $32,423      $31,446
Property expense......................   20,247   20,194      19,643       20,478
                                        -------  -------     -------      -------
   Operating income...................   14,721   15,880      12,780       10,968
Interest income.......................      613      645       1,017          673
Income (loss) in equity partnerships..   (1,367)    (999)     (2,164)      (1,420)
Gain on sale of real estate...........    6,484   22,265      18,780        6,741
                                        -------  -------     -------      -------
                                          5,730   21,911      17,633        5,994
Other expense.........................   20,135   23,460      19,297       22,914
                                        -------  -------     -------      -------
Net income (loss).....................      316   14,331      11,116       (5,952)
Preferred dividend requirement........       (7)      (8)         (7)        (150)
                                        -------  -------     -------      -------
Net income applicable to Common shares  $   309  $14,323     $11,109      $(6,102)
                                        =======  =======     =======      =======

Basic and Diluted Earnings Per Share
Net income applicable to Common shares  $   .04  $  1.65     $  1.28      $  (.74)
                                        =======  =======     =======      =======

   In the first quarter of 2001, gains on sale of real estate totaling $6.5 million were recognized on the sale of Heritage Apartments, Forest Ridge Apartments, Park at Colonade Apartments, the Zodiac Warehouse, a portion of the McKinney 36 land parcel, a portion of the Round Mountain land parcel, and TCI's share of gains

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

recognized by ARI, an equity investee. In the second quarter of 2001, gains on sale of real estate totaling $22.3 million were recognized on the sale of Glenwood Apartments, Fontenelle Hills Apartments, Bent Tree Gardens Apartments, McCallum Glen Apartments, Moss Creek lots land parcel, Waterstreet Office Building, Technology Trading Center, Daley Office Building, and TCI's share of gains recognized by ARI. In the third quarter of 2001, gains on sale of real estate totaling $18.8 million were recognized on the sale of Park Lane Apartments, McCallum Crossing Apartments, Carseka Apartments, Sunset Lakes Apartments, Oak Run Apartments, a portion of the Eagle Crest land parcel, Chesapeake Office Building, and TCI's share of gains recognized by ARI. In the fourth quarter of 2001, gains on sale of real estate totaling $6.7 million were recognized on the sale of South Cochran Apartments, Madison at Bear Creek Apartments, Summerstone Apartments, Valley Rim Office Building, a previously deferred gain on the sale of Town and Country Shopping Center, and TCI's share of gains recognized by ARI. See NOTE 3. "REAL ESTATE" and NOTE 7. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

                                                    Three Months Ended
                                       --------------------------------------------
                                       March 31, June 30, September 30, December 31,
                                       --------- -------- ------------- ------------
2000
Rents.................................  $34,086  $34,605     $35,164      $35,807
Property expense......................   18,419   18,345      19,896       21,510
                                        -------  -------     -------      -------
   Operating income...................   15,667   16,260      15,268       14,297
Interest income.......................      404      588         936          442
Income (loss) in equity partnerships..        7     (299)       (185)         (79)
Gain on sale of real estate...........    8,951    8,856      11,755       20,988
                                        -------  -------     -------      -------
                                          9,362    9,145      12,506       21,351
Other expense.........................   20,673   19,630      20,883       22,888
                                        -------  -------     -------      -------
Net income (loss).....................    4,356    5,775       6,891       12,760
Preferred dividend requirement........       (7)      (7)         (8)          --
                                        -------  -------     -------      -------
Net income applicable to Common shares  $ 4,349  $ 5,768     $ 6,883      $12,760
                                        =======  =======     =======      =======

Basic and Diluted Earnings Per Share
Net income applicable to Common shares  $   .50  $   .67     $   .80      $  1.48
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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

   In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provisions for the Modification. The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling has been appealed by TCI and IORI.

   On October 23, 2001, TCI, IORI and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval for a proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.

   Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2002, due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of TCI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Other Litigation. TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

NOTE 21.  SUBSEQUENT EVENTS

   In the first quarter of 2002, TCI purchased the following properties:

                                                  Purchase Net Cash   Debt   Interest Maturity
Property                Location    Units/ Acres   Price     Paid   Incurred   Rate     Date
--------             -------------- ------------- -------- -------- -------- -------- --------
Apartments
Blue Lakes Villas(1) Waxahachie, TX     186 Units  $1,012   $1,048   $   --     -- %      --
Echo Valley(1)...... Dallas, TX         216 Units     787      788       --      --       --

Shopping Center
Oak Tree Village(2). Lubbock, TX    45,623 Sq.Ft.   1,734   $  186    1,430    8.48%   11/07

Land
Lakeshore Villas(2). Humble, TX       16.89 Acres     941      294       --      --       --
Rasor(2)............ Plano, TX        24.50 Acres   2,306      120       --      --       --

--------
(1) Land purchased for apartment construction.
(2) Property exchanged with ARI, a related party, for the Plaza at Bachman Retail Center.

                                                    Sales  Net Cash    Debt    Gain/(Loss)
Property                Location      Units/Sq.Ft.  Price  Received Discharged   on Sale
--------             --------------- -------------- ------ -------- ---------- -----------
Apartments
Primrose............ Bakersfield, CA      162 Units $5,000  $1,722    $2,920     $  659

Office Building
Hartford............ Dallas, TX      174,513 Sq.Ft.  4,000      --        --        -- (1)

Industrial Warehouse
Central Storage..... Dallas, TX      216,035 Sq.Ft.  4,000   2,095     1,063      1,241

Shopping Center
Plaza at Bachman(2). Dallas, TX       80,278 Sq.Ft.  4,707      --        --         --

--------
(1) Excludes a $920,000 deferred gain from seller financing.
(2) Property was exchanged with ARI, a related party, for two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel and the Oak Tree Village Shopping Center.

   In the first quarter of 2002, TCI refinanced the following property:

                                                 Debt      Debt    Net Cash Interest   Maturity
Property              Location      Sq.Ft.     Incurred Discharged Received   Rate       Date
--------             ----------- ------------- -------- ---------- -------- --------   --------
Industrial Warehouse
Addison Hanger(1)... Addison, TX 23,650 Sq.Ft.  $2,687    $1,580     $942     6.75%(2)  02/07

--------
(1) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2) Variable interest rate.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Center Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Management has classified this related party transaction as a note receivable from ARI.

   In February 2002, TCI sold a $2.0 million senior participation interest in a $3.5 million loan to IORI, a related party. See ITEM 2. "MORTGAGE LOANS."

                                                                   SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


                                                                             Cost Capitalized
                                                                               Subsequent to          Gross Amounts of Which
                                                        Initial Cost            Acquisition           Carried at End of Year
                                                     ------------------- -------------------       -----------------------------
                                                             Building &                                    Building &
Property/Location                       Encumbrances  Land  Improvements Improvements Other         Land  Improvements Total (1)
-----------------                       ------------ ------ ------------ ------------ ------       ------ ------------ ---------
                                                                                                 (dollars in thousands)
Held for Investment:
Apartments
4242 Cedar Springs, Dallas, TX.........   $ 1,302    $  372   $ 1,117      $    51    $ (200)/(2)/ $  372   $   968     $ 1,340
4400, Midland, TX......................     1,069       349     1,396           --        --          349     1,396       1,745
Apple Lane, Lawrence, KS...............       953       168     1,510           --        --          168     1,510       1,678
Arbor Point, Odessa, TX................     1,552       321     1,285          526        --          321     1,811       2,132
Ashton Way, Midland, TX................     1,069       384     1,536           52        --          384     1,588       1,972
Autumn Chase, Midland, TX..............       907       141     1,265           --        --          141     1,265       1,406
Baywalk, Galveston, TX.................     5,460       679     6,106           --        --          679     6,106       6,785
By the Sea, Corpus Christi, TX.........     5,519       644     5,797           --        --          644     5,797       6,441
Camelot, Largo, FL.....................     3,747     1,230     2,870          235      (281)/(2)/  1,230     2,825       4,055
Cliffs of Eldorado, McKinney, TX.......    10,500     2,647    10,589           --        --        2,647    10,589      13,236
Country Crossings, Tampa, FL...........     3,758       772     2,444          196      (358)/(2)/    772     2,282       3,054
Courtyard, Midland, TX.................     1,040       151     1,359           --        --          151     1,359       1,510
Coventry, Midland, TX..................     1,228       236       369          184        --          236       553         789
El Chapparal, San Antonio, TX..........     4,203       279     2,821          574      (330)/(2)/    279     3,065       3,344
Fairway View Estates, El Paso, TX......     3,453       548     4,935          260        --          548     5,195       5,744
Fairways, Longview, TX.................     1,908       657     1,532          119      (266)/(2)/    657     1,385       2,042
Falcon Lakes, Arlington, TX............        --     1,437        --          239                  1,437       239       1,676
Fountain Lake, Texas City, TX..........     2,470       861     2,585           19      (254)/(2)/    861     2,350       3,211
Fountains of Waterford, Midland, TX....       436       311     1,243        1,538        --          311     2,781       3,092
Gladstell Forest, Conroe, TX...........     2,402       504     2,015          190        --          504     2,205       2,709
Grove Park, Plano, TX..................     4,554       942     3,767           54      (447)/(2)/    942     3,374       4,316
Harper's Ferry, Lafayette, LA..........     1,751       349     1,398          223        --          349     1,621       1,970
Heritage on the River, Jacksonville, FL     7,675     2,070     6,211          330      (719)/(2)/  2,070     5,822       7,892
Hunters Glen, Midland, TX..............     1,895       519     2,075          321        --          519     2,396       2,915
In the Pines, Gainesville, FL..........     5,514     1,288     5,154          496      (573)/(2)/  1,288     5,077       6,365
Island Bay, Galveston, TX..............    15,334     2,095    18,852           --        --        2,095    18,852      20,947
Limestone Canyon, Austin, TX...........    12,911     1,998        --       12,247     1,895/(4)/   1,998    13,365      16,140
Limestone Ranch, Lewisville, TX........     6,604     1,620        --        6,605        --        1,620     6,605       8,225
Marina Landing, Galveston, TX..........    12,137     1,246    11,161           --        --        1,240    11,161      12,401
Mountain Plaza, El Paso, TX............     4,204       837     3,347          139        --          837     3,486       4,323

                                                                             Life on
                                                                              Which
                                                                           Depreciation
                                                                            In Latest
                                                                           Statement of
                                        Accumulated    Date of      Date   Operation is
Property/Location                       Depreciation Construction Acquired   Computed
-----------------                       ------------ ------------ -------- ------------

Held for Investment:
Apartments
4242 Cedar Springs, Dallas, TX.........    $  297        1984      06/92    5-40 years
4400, Midland, TX......................       128        1981      04/98      40 years
Apple Lane, Lawrence, KS...............        76        1989      01/00      40 years
Arbor Point, Odessa, TX................       651        1975      08/96    5-40 years
Ashton Way, Midland, TX................       173        1978      04/98    5-40 years
Autumn Chase, Midland, TX..............        56        1985      04/00      40 years
Baywalk, Galveston, TX.................        51        1979      09/01      40 years
By the Sea, Corpus Christi, TX.........        48        1973      08/01      40 years
Camelot, Largo, FL.....................       740        1975      08/93    5-40 years
Cliffs of Eldorado, McKinney, TX.......       861        1997      10/98      40 years
Country Crossings, Tampa, FL...........       686        1973      04/93    5-40 years
Courtyard, Midland, TX.................        23        1976      05/01      40 years
Coventry, Midland, TX..................       220        1977      08/96    5-40 years
El Chapparal, San Antonio, TX..........     1,524        1963      01/88    5-40 years
Fairway View Estates, El Paso, TX......       458        1977      03/99      40 years
Fairways, Longview, TX.................       432        1980      03/93    5-40 years
Falcon Lakes, Arlington, TX............        --        2001      10/01      40 years
Fountain Lake, Texas City, TX..........       506        1975      12/94    5-40 years
Fountains of Waterford, Midland, TX....     1,001        1977      05/98    5-40 years
Gladstell Forest, Conroe, TX...........       474        1985      06/95    5-40 years
Grove Park, Plano, TX..................       532        1979      06/96    5-40 years
Harper's Ferry, Lafayette, LA..........       520        1972      02/92    5-40 years
Heritage on the River, Jacksonville, FL     1,174        1973      12/95    5-40 years
Hunters Glen, Midland, TX..............       413        1982      01/98    5-40 years
In the Pines, Gainesville, FL..........     1,345        1972      12/94    5-40 years
Island Bay, Galveston, TX..............       157        1973      09/01      40 years
Limestone Canyon, Austin, TX...........       668        1997      07/98      40 years
Limestone Ranch, Lewisville, TX........        --        2001      05/01      40 years
Marina Landing, Galveston, TX..........        93        1985      09/01      40 years
Mountain Plaza, El Paso, TX............       422        1972      01/98    5-40 years

                                                                   SCHEDULE III
                                                                    (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001



                                                                            Cost Capitalized
                                                                             Subsequent to           Gross Amounts of Which
                                                      Initial Cost            Acquisition            Carried at End of Year
                                                   ------------------- --------------------       -----------------------------
                                                           Building &                                     Building &
Property/Location                     Encumbrances  Land  Improvements Improvements  Other         Land  Improvements Total (1)
-----------------                     ------------ ------ ------------ ------------ -------       ------ ------------ ---------
                                                                                               (dollars in thousands)
Oak Park IV, Clute, TX...............    $   --    $  224   $   674      $    27    $   (95)/(2)/ $  224   $   606     $   830
Paramount Terrace, Amarillo, TX......     2,818       340     3,061           --         --          340     3,061       3,402
Plantation, Tulsa, OK................     1,966       344     3,096           --         --          344     3,096       3,440
Primrose, Bakersfield, CA............     2,934       428     3,852           --         --          428     3,852       4,280
Quail Creek, Lawrence, KS............     2,187       343     3,090           --         --          343     3,090       3,434
Quail Oaks, Balch Springs, TX........     1,198        90     2,160          152       (187)/(2)/     90     2,125       2,215
River Oaks, Wiley, TX................     1,188       590        --        1,455         --          590     1,455       2,045
Sandstone, Mesa, AZ..................     5,648     1,656     6,625           95         --        1,656     6,720       8,376
Sendero Ridge, San Antonio, TX.......     3,660     2,635        --        3,926         --        2,635     3,926       6,561
Somerset, Texas City, TX.............     3,000       936     2,811          158       (452)/(2)/    936     2,516       3,452
Southgate, Odessa, TX................     1,788       335     1,338          318         --          335     1,656       1,991
Southgreen, Bakersfield, CA..........     2,401       755     3,021           --         --          755     3,021       3,776
Stone Oak, San Antonio, TX...........     2,847       649     2,598          263       (409)/(2)/    649     2,452       3,101
Summerfield, Orlando, FL.............     4,540     1,175     4,698          136         --        1,175     4,834       6,009
Sunchase, Odessa, TX.................     1,822       742     2,967          458         --          742     3,425       4,167
Terrace Hills, El Paso, TX...........     6,228     1,286     5,145          167         --        1,286     5,312       6,598
Timbers, Tyler, TX...................     1,634       497     1,988           --         --          497     1,988       2,485
Tivoli, Dallas, TX...................     1,865     1,355        --        2,984         --        1,355     2,984       4,339
Trails at Windfern, Houston, TX......     3,695       870     3,479           63       (436)/(2)/    870     3,106       3,976
Treehouse, Irving, TX................     2,604       716     2,865          260         --          716     3,125       3,841
Verandas at City View, Fort Worth, TX     2,197     2,545        --           25         --        2,545        25       2,570
Waters Edge IV, Gulfport, MS.........        --       443        --        1,536         --          443     1,536       1,979
Westwood, Odessa, TX.................        --        85       341          108         --           85       449         534
Willow Creek, El Paso, TX............     1,983       608     1,832           76       (156)/(2)/    608     1,752       2,359
Will-O-Wick, Pensacola, FL...........     3,104       747     2,990          174       (281)/(2)/    747     2,883       1,499
Willow Wick, North Augusta, SC.......     1,696       324     1,305           39       (170)/(2)/    324     1,174       3,630
Woodview, Odessa, TX.................     2,079       716     2,864          102         --          716     2,966       3,682

Office Buildings
1010 Commons, New Orleans, LA........     8,344       143    15,011       17,551     (1,218)/(2)/  2,113    29,374      31,487
225 Baronne, New Orleans, LA.........     7,327     1,162    10,457        6,633     (1,293)/(2)/  1,162    15,797      16,959

                                                                           Life on
                                                                            Which
                                                                         Depreciation
                                                                          In Latest
                                                                         Statement of
                                      Accumulated    Date of      Date   Operation is
Property/Location                     Depreciation Construction Acquired   Computed
-----------------                     ------------ ------------ -------- ------------

Oak Park IV, Clute, TX...............    $  148        1981      06/94    5-40 years
Paramount Terrace, Amarillo, TX......       128        1983      05/00      40 years
Plantation, Tulsa, OK................       161        1968      12/99      40 years
Primrose, Bakersfield, CA............       169        1979      04/00      40 years
Quail Creek, Lawrence, KS............       168        1969      01/00      40 years
Quail Oaks, Balch Springs, TX........     1,007        1982      02/87    5-40 years
River Oaks, Wiley, TX................        --        2001      10/01      40 years
Sandstone, Mesa, AZ..................       770        1986      10/97    5-40 years
Sendero Ridge, San Antonio, TX.......        --        2001      11/01      40 years
Somerset, Texas City, TX.............       668        1985      12/93    5-40 years
Southgate, Odessa, TX................       468        1976      08/96    5-40 years
Southgreen, Bakersfield, CA..........       234        1985      12/98      40 years
Stone Oak, San Antonio, TX...........       965        1978      03/90    5-40 years
Summerfield, Orlando, FL.............       971        1971      11/94    5-40 years
Sunchase, Odessa, TX.................       646        1981      10/97    5-40 years
Terrace Hills, El Paso, TX...........       671        1985      03/97    5-40 years
Timbers, Tyler, TX...................       203        1973      12/97      40 years
Tivoli, Dallas, TX...................        --        2001      12/01      40 years
Trails at Windfern, Houston, TX......       428        1975      05/97    5-40 years
Treehouse, Irving, TX................       543        1974      05/97    5-40 years
Verandas at City View, Fort Worth, TX        --        2001      09/01      40 years
Waters Edge IV, Gulfport, MS.........        --        2001      11/01      40 years
Westwood, Odessa, TX.................       147        1977      08/96    5-40 years
Willow Creek, El Paso, TX............       388        1972      05/94    5-40 years
Will-O-Wick, Pensacola, FL...........       225        1974      05/95    5-40 years
Willow Wick, North Augusta, SC.......       618        1968      09/94    5-40 years
Woodview, Odessa, TX.................       322        1974      05/98    5-40 years

Office Buildings
1010 Commons, New Orleans, LA........     2,484        1971      03/98    5-40 years
225 Baronne, New Orleans, LA.........     2,451        1960      03/98    5-40 years

                                                                   SCHEDULE III
                                                                    (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001




                                                           Initial Cost
                                                        -------------------
                                                                Building &
Property/Location                       Encumbrances     Land  Improvements
-----------------                       ------------    ------ ------------

4135 Beltline, Addison, TX.............   $ 3,100       $  476   $ 4,280
9033 Wilshire Blvd., Los Angeles, CA...     6,756          956     8,609
Ambulatory Surgery Center, Sterling, VA     6,682          908      8170
AMOCO, New Orleans, LA.................    14,852          895     3,582
Atrium, Palm Beach, FL.................     3,901        1,147     4,590
Bay Plaza, Tampa, FL...................     2,502          895     3,582
Bay Plaza II, Tampa, FL................     3,599          506     4,550
Bonita Plaza, Bonita, CA...............     4,929        1,168     4,670
Brandeis, Omaha, NE....................     8,750        1,451    13,061
Corporate Point, Chantilly, VA.........     3,799          830     3,321
Countryside Retail Center, Sterling, VA    21,307/(10)/  2,088    18,791
Durham Center, Durham, NC..............    14,246        4,233    16,932
Eton Square, Tulsa, OK.................    10,211        1,469    13,219
Forum, Richmond, VA....................     5,180        1,360     5,439
Harmon, Sterling, VA...................     8,013        1,054     9,487
Hartford, Dallas, TX...................        --          630     2,520
Institute Place Lofts, Chicago, IL.....     5,629          665     7,057
Jefferson, Washington, DC..............     9,731        2,774    11,096
Lexington Center, Colorado Springs, CO.     4,133        1,103     4,413
Mimado, Sterling, VA...................        --          582     5,236
NASA, Houston, TX......................        --          410     3,319
One Steeplechase, Sterling, VA.........     7,905        1,380     5,520
Parkway North, Dallas, TX..............     3,900        1,173     4,692
Plaza Towers, St. Petersburg, FL.......     7,033        1,760    12,617
Remington Tower, Tulsa, OK.............     3,480          480     4,351
Savings of America, Houston, TX........     1,200          338     1,353
Signature Athletic Club, Dallas, TX....     2,613        1,075     2,921
Venture Center, Atlanta, GA............     2,643          411     2,746
Westgrove Air Plaza, Addison, TX.......     3,948          501     2,004
Windsor Plaza, Windcrest, TX...........        --        1,429     4,441

                                             Cost Capitalized
                                              Subsequent to           Gross Amounts of Which
                                               Acquisition            Carried at End of Year
                                        --------------------       -----------------------------
                                                                           Building &            Accumulated    Date of
Property/Location                       Improvements  Other         Land  Improvements Total (1) Depreciation Construction
-----------------                       ------------ -------       ------ ------------ --------- ------------ ------------

4135 Beltline, Addison, TX.............    $   --    $    --       $  476   $ 4,280     $ 4,756        335     1981/1982
9033 Wilshire Blvd., Los Angeles, CA...       143         --          956     8,752       9,708        394          1957
Ambulatory Surgery Center, Sterling, VA        --         --          908     8,170       9,078        255          1991
AMOCO, New Orleans, LA.................     6,380     (1,149)/(2)/  1,233     8,475       9,708      3,843          1974
Atrium, Palm Beach, FL.................       166         --        1,147     4,756       5,903        474          1985
Bay Plaza, Tampa, FL...................       508       (384)/(2)/    895     3,706       4,601        560          1988
Bay Plaza II, Tampa, FL................        90         --          506     4,640       5,146        185          1985
Bonita Plaza, Bonita, CA...............     1,011         --        1,168     5,681       6,849        935          1991
Brandeis, Omaha, NE....................       114         --        1,451    13,175      14,626        365          1921
Corporate Point, Chantilly, VA.........       834         --          830     4,155       4,985      1,097          1992
Countryside Retail Center, Sterling, VA        10         --        2,088    18,801      20,889        578          1986
Durham Center, Durham, NC..............     1,408     (1,362)/(2)/  4,233    16,978      21,211      2,229          1988
Eton Square, Tulsa, OK.................       418         --        1,469    13,637      15,106        806          1985
Forum, Richmond, VA....................       958         --        1,360     6,397       7,757      2,018          1987
Harmon, Sterling, VA...................        20         --        1,054     9,507      10,561        306          1987
Hartford, Dallas, TX...................       815         --          630     3,335       3,965        984          1980
Institute Place Lofts, Chicago, IL.....       537         --          665     7,594       8,259      4,351          1910
Jefferson, Washington, DC..............     1,057       (883)/(2)/  2,774    11,270      14,044      1,878          1979
Lexington Center, Colorado Springs, CO.       561         --        1,103     4,974       6,077        755          1986
Mimado, Sterling, VA...................        58         --          582     5,294       5,876        164          1986
NASA, Houston, TX......................      (661)      (272)/(2)/    172     2,624       2,796      1,629          1979
One Steeplechase, Sterling, VA.........     2,807         72/(4)/   1,380     8,399       9,779      3,398          1987
Parkway North, Dallas, TX..............       949         --        1,173     5,641       6,813        802          1980
Plaza Towers, St. Petersburg, FL.......     7,136     (4,379)/(3)/  1,241    15,893      17,134     10,027          1979
Remington Tower, Tulsa, OK.............       214         --          480     4,565       5,045        336          1982
Savings of America, Houston, TX........       722         --          338     2,074       2,412        568          1979
Signature Athletic Club, Dallas, TX....     1,071       (439)/(2)/  1,075     3,553       4,628        566          1985
Venture Center, Atlanta, GA............       407         --          411     3,153       3,564      1,200          1981
Westgrove Air Plaza, Addison, TX.......       626       (945)/(2)/    501     1,684       2,185         45          1982
Windsor Plaza, Windcrest, TX...........      (352)      (257)/(2)/  1,672     3,589       5,261      2,308          1984

                                                   Life on
                                                    Which
                                                 Depreciation
                                                  In Latest
                                                 Statement of
                                          Date   Operation is
Property/Location                       Acquired   Computed
-----------------                       -------- ------------

4135 Beltline, Addison, TX.............  06/99      40 years
9033 Wilshire Blvd., Los Angeles, CA...  04/00    5-40 years
Ambulatory Surgery Center, Sterling, VA  07/00      40 years
AMOCO, New Orleans, LA.................  06/97    5-40 years
Atrium, Palm Beach, FL.................  06/98      40 years
Bay Plaza, Tampa, FL...................  07/97    5-40 years
Bay Plaza II, Tampa, FL................  06/00      40 years
Bonita Plaza, Bonita, CA...............  09/97    5-40 years
Brandeis, Omaha, NE....................  11/00      40 years
Corporate Point, Chantilly, VA.........  10/94    5-40 years
Countryside Retail Center, Sterling, VA  09/00      40 years
Durham Center, Durham, NC..............  07/97    5-40 years
Eton Square, Tulsa, OK.................  09/99    5-40 years
Forum, Richmond, VA....................  10/92    2-40 years
Harmon, Sterling, VA...................  09/00    5-40 years
Hartford, Dallas, TX...................  11/94    2-40 years
Institute Place Lofts, Chicago, IL.....  01/93    2-40 years
Jefferson, Washington, DC..............  02/97    5-40 years
Lexington Center, Colorado Springs, CO.  12/97    3-40 years
Mimado, Sterling, VA...................  09/00      40 years
NASA, Houston, TX......................  10/85    5-40 years
One Steeplechase, Sterling, VA.........  12/92    5-40 years
Parkway North, Dallas, TX..............  02/98    2-40 years
Plaza Towers, St. Petersburg, FL.......  11/85    1-40 years
Remington Tower, Tulsa, OK.............  09/99      40 years
Savings of America, Houston, TX........  03/97    3-40 years
Signature Athletic Club, Dallas, TX....  02/99    5-40 years
Venture Center, Atlanta, GA............  07/89    1-40 years
Westgrove Air Plaza, Addison, TX.......  10/97    5-40 years
Windsor Plaza, Windcrest, TX...........  11/86    5-40 years

                                                                   SCHEDULE III
                                                                    (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001



                                                                          Cost Capitalized
                                                                            Subsequent to            Gross Amounts of Which
                                                   Initial Cost              Acquisition             Carried at End of Year
                                                ------------------- --------------------          -----------------------------
                                                        Building &                                        Building &
Property/Location                  Encumbrances  Land  Improvements Improvements  Other            Land  Improvements Total (1)
-----------------                  ------------ ------ ------------ ------------ -------          ------ ------------ ---------
                                                                                              (dollars in thousands)
Industrial Warehouses
5360 Tulane, Atlanta, GA..........    $  375    $   95    $  514       $   50    $   (44)/(2)/    $   95    $  520     $   615
5700 Tulane, Atlanta, GA..........        --        --        --          720       (101)/(2)/        --       619         619
Addison Hangar, Addison, TX.......     1,587       928     1,481           32         --             928     1,513       2,441
Addison Hanger II, Addison, TX....        --        --     1,150          229         --              --     1,379       1,379
Central Storage, Dallas, TX.......     1,070       464     1,856          438       (138)/(2)/       464     2,156       2,620
Encon, Fort Worth, TX.............     3,469       984     3,934           67         --             984     4,001       4,985
Kelly, Dallas, TX.................     4,378     1,136     4,856          473     (1,196)/(2)(9)/  1,136     4,133       5,269
McLeod, Orlando, FL...............     1,994       673     2,693          576       (511)/(2)/       673     2,758       3,431
Ogden, Ogden, UT..................        --        52     1,568          218        (70)/(2)/        52     1,716       1,768
Space Center, San Antonio, TX.....     1,110       247     1,332          112       (131)/(2)/       247     1,313       1,560
Texstar, Arlington, TX............     1,225       333     1,331          216         --             333                 1,880
Tricon, Atlanta, GA...............     9,665     2,761     6,442        1,791         --           2,761     8,234      10,995

Shopping Centers
Dunes Plaza, Michigan City, IN....     3,088     1,230     5,430        2,344       (482)/(5)/     1,343     7,179       8,522
K-Mart, Cary, NC..................     1,803     1,358     1,157          162         --           1,358     1,319       2,677
Parkway Center, Dallas, TX........     1,697       273     1,876          408         --             273     2,283       2,556
Plaza on Bachman Creek, Dallas, TX        --       734     2,935        1,209         --             734     4,144       4,878
Promenade, Highlands Ranch, CO....     7,262     1,749     6,995          105       (679)/(2)/     1,749     6,420       8,169
Sadler Square, Amelia Island, FL..     2,812       679     2,715          134         --             679     2,849       3,528
Sheboygan, Sheboygan, WI..........       484       242     1,371           45         --             242     1,416       1,658

Hotels
Akademia, Wroclaw, Poland.........     7,266     2,184        --        9,577         --           2,184     9,577      11,761
Brompton, Chicago, IL.............     2,302       572     2,365        1,441         --             572     3,806       4,378
City Suites, Chicago, IL..........     3,840       950     3,847        1,061         --             950     4,908       5,858
Majestic Inn, San Francisco, CA...     5,346     1,139     4,555        1,187         --           1,139     5,742       6,881
Surf, Chicago, IL.................     3,814       945     3,851        1,363         --             945     5,215       6,160

Land
1013 Commons, New Orleans, LA.....        --       615        --           46        (36)/(2)/       625        --         625

                                                                        Life on
                                                                         Which
                                                                      Depreciation
                                                                       In Latest
                                                                      Statement of
                                   Accumulated    Date of      Date   Operation is
Property/Location                  Depreciation Construction Acquired   Computed
-----------------                  ------------ ------------ -------- ------------

Industrial Warehouses
5360 Tulane, Atlanta, GA..........    $  292          1970    11/97    5-40 years
5700 Tulane, Atlanta, GA..........        92          1998    11/97      40 years
Addison Hangar, Addison, TX.......        91          1992    12/99    5-40 years
Addison Hanger II, Addison, TX....        44          2000    12/99    5-40 years
Central Storage, Dallas, TX.......       591          1966    04/96    5-40 years
Encon, Fort Worth, TX.............       402          1958    10/97    5-40 years
Kelly, Dallas, TX.................     1,155     1966/1973    03/95    5-40 years
McLeod, Orlando, FL...............       793          1985    09/94    5-40 years
Ogden, Ogden, UT..................       670          1979    01/86    5-40 years
Space Center, San Antonio, TX.....       737          1970    11/97    5-40 years
Texstar, Arlington, TX............       421          1967    12/93    5-40 years
Tricon, Atlanta, GA...............     2,818          1971    02/93    2-40 years

Shopping Centers
Dunes Plaza, Michigan City, IN....     2,306          1978    03/92    5-40 years
K-Mart, Cary, NC..................        88          1981    08/98      40 years
Parkway Center, Dallas, TX........       964          1979    11/91    5-40 years
Plaza on Bachman Creek, Dallas, TX       682          1986    03/98    5-40 years
Promenade, Highlands Ranch, CO....     1,158          1985    07/96    5-40 years
Sadler Square, Amelia Island, FL..       713          1987    11/93    3-40 years
Sheboygan, Sheboygan, WI..........       338          1977    05/92      40 years

Hotels
Akademia, Wroclaw, Poland.........        --          2001    02/01      40 years
Brompton, Chicago, IL.............       488          1995    12/98    5-40 years
City Suites, Chicago, IL..........       731          1995    12/98    5-40 years
Majestic Inn, San Francisco, CA...     2,137          1902    12/90    5-40 years
Surf, Chicago, IL.................       847          1995    12/98    5-40 years

Land
1013 Commons, New Orleans, LA.....        --            --    08/98            --

                                                                   SCHEDULE III
                                                                    (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001



                                                                          Cost Capitalized
                                                                           Subsequent to              Gross Amounts of Which
                                                 Initial Cost               Acquisition               Carried at End of Year
                                             --------------------- ---------------------          -------------------------------
                                                       Building &                                           Building &
Property/Location               Encumbrances   Land   Improvements Improvements  Other              Land   Improvements Total (1)
-----------------               ------------ -------- ------------ ------------ --------          -------- ------------ ---------
                                                                                             (dollars in thousands)
Alamo Springs, Dallas, TX......   $     --   $  1,385   $     --     $     --   $     --          $  1,385   $     --   $  1,385
Dominion, Dallas, TX...........         --      3,931         --           --         --             3,931         --      3,931
Eagle Crest, Farmers Branch, TX         --      2,500         --          134       (505)/(9)/       2,129         --      2,129
Folsom.........................         --      1,781         --          450         --             2,231         --      2,231
Lamar Parmer, Austin, TX.......         --      1,571         --           94         --             1,665         --      1,665
Las Colinas, Las Colinas, TX...         --        995         --            5         --             1,000         --      1,000
Lemon Carlisle, Dallas, TX.....      1,746      3,576         --           30         --             3,606         --      3,606
Limestone Canyon II............         --        428         --          266         38               732         --        732
Manhattan, Farmers Branch, TX..         --     11,186         --          777         44            12,007         --     12,007
McKinney 36, Collin County, TX.        956      2,203         --           --       (230)/(2)/       1,973         --      1,973
Mira Lago, Farmers Branch, TX..         --        541         --           --         41               582         --        582
Pac-Trust, Dallas, TX..........         --      1,232         --           --         --             1,232         --      1,232
Red Cross, Dallas, TX..........      4,500      8,383         --           --         --             8,383         --      8,383
Sandison, Collin County, TX....      1,040      5,021         --           --       (392)/(2)(7)/    4,629         --      4,629
Seminary West, Fort Worth, TX..         --        234         --           --         --               234         --        234
Solco Allen, Collin County, TX.        305      1,388         --           --        (80)/(2)/       1,308         --      1,308
Solco-Valley, Dallas, TX.......         --      1,525         --           --         --             1,525         --      1,525
Stacy Road, Allen, TX..........      1,345      2,665         --           --       (193)/(2)/       2,472         --      2,472
State Highway 121, Collin
 County, TX....................         --      4,354         --           --     (2,581)/(2)(7)/    1,773         --      1,773
Watters Road, Collin County, TX         --      1,787         --           --       (200)/(2)/       1,587         --      1,587
West End, Dallas, TX...........      5,889     11,405         --           77     (4,013)/(8)/       7,469         --      7,469
Whisenant, Collin County, TX...        133        631         --           --        (59)/(2)(7)/      572         --        572
                                  --------   --------   --------     --------   --------          --------   --------   --------
Investment Properties..........    456,845    171,600    453,830      114,375    (26,974)          167,220    545,611    712,832
                                  --------   --------   --------     --------   --------          --------   --------   --------

Properties Held for Sale

Land
Fiesta, San Angelo, TX.........         --         44         --           --         --                44         --         44
Fruitland, Fruitland Park, FL..         --        253         --           --       (100)/(6)/         153         --        153
Round Mt, Austin, TX...........         --      5,740         --           --     (5,421)/(2)(3)/      319         --        319
                                  --------   --------   --------     --------   --------          --------   --------   --------
Properties Held for Sale.......         --      6,037         --           --     (5,521)              516         --        516
                                  --------   --------   --------     --------   --------          --------   --------   --------
                                  $456,845   $177,637   $453,830     $114,375   $(32,495)         $167,736   $545,611   $713,348
                                  ========   ========   ========     ========   ========          ========   ========   ========

                                                                     Life on
                                                                      Which
                                                                   Depreciation
                                                                    In Latest
                                                                   Statement of
                                Accumulated    Date of      Date   Operation is
Property/Location               Depreciation Construction Acquired   Computed
-----------------               ------------ ------------ -------- ------------

Alamo Springs, Dallas, TX......   $    --         --       09/99        --
Dominion, Dallas, TX...........        --         --       03/99        --
Eagle Crest, Farmers Branch, TX        --         --       05/98        --
Folsom.........................        --         --       10/00        --
Lamar Parmer, Austin, TX.......        --         --       01/00        --
Las Colinas, Las Colinas, TX...        --         --       01/96        --
Lemon Carlisle, Dallas, TX.....        --         --       02/98        --
Limestone Canyon II............        --         --       06/00        --
Manhattan, Farmers Branch, TX..        --         --       02/00        --
McKinney 36, Collin County, TX.        --         --       01/98        --
Mira Lago, Farmers Branch, TX..        --         --       05/01        --
Pac-Trust, Dallas, TX..........        --         --       10/01        --
Red Cross, Dallas, TX..........        --         --       05/99        --
Sandison, Collin County, TX....        --         --       05/98        --
Seminary West, Fort Worth, TX..        --         --       07/01        --
Solco Allen, Collin County, TX.        --         --       05/98        --
Solco-Valley, Dallas, TX.......        --         --       04/01        --
Stacy Road, Allen, TX..........        --         --       04/97        --
State Highway 121, Collin
 County, TX....................        --         --       02/97        --
Watters Road, Collin County, TX        --         --       02/97        --
West End, Dallas, TX...........        --         --       08/97        --
Whisenant, Collin County, TX...        --         --       05/98        --
                                  -------
Investment Properties..........    90,661
                                  -------

Properties Held for Sale

Land
Fiesta, San Angelo, TX.........        --         --       12/91        --
Fruitland, Fruitland Park, FL..        --         --       05/92        --
Round Mt, Austin, TX...........        --         --       12/86        --
                                  -------
Properties Held for Sale.......        --
                                  -------
                                  $90,661
                                  =======

                                                                   SCHEDULE III
                                                                    (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001

--------
 (1) The aggregate cost for federal income tax purposes is $744.4 million.
 (2) Purchase accounting basis adjustment.
 (3) Writedown of property to estimated net realizable value.
 (4) Construction period interest and taxes.
 (5) Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
 (6) Cash received for easement deducted from the basis of the property.
 (7) The Sandison land is collateralized with the Solco Allen and Whisenant land. All of the land in McKinney and Collin County, Texas is cross-collateralized and cross defaulted.
 (8) Cash received for condemnation of part of property.
 (9) Sale of portion of property.
(10) The Countryside Retail Center is collateralized with the Mimado Building.

                                                                   SCHEDULE III
                                                                    (Continued)
                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 2001       2000      1999
                                               ---------  --------  --------
                                                   (dollars in thousands)
  Reconciliation of Real Estate
  Balance at January 1,....................... $ 729,051  $686,522  $409,986
   Additions
     Purchases, improvements and construction.    97,703   122,683    76,659
     Foreclosures.............................        --       352        --
     CMET merger..............................        --        --   290,415
   Deductions
     Sale of real estate......................  (111,986)  (80,188)  (89,463)
     Sale of foreclosed properties............    (1,420)     (318)   (1,075)
                                               ---------  --------  --------
  Balance at December 31,..................... $ 713,348  $729,051  $686,522
                                               =========  ========  ========
  Reconciliation of Accumulated Depreciation
  Balance at January 1,....................... $  88,187  $ 84,986  $ 61,241
   Additions
     Depreciation.............................    19,705    19,702    11,702
     CMET merger..............................        --        --    31,628
   Deductions
     Sale of real estate......................   (17,231)  (16,501)  (19,585)
                                               ---------  --------  --------
  Balance at December 31,..................... $  90,661  $ 88,187  $ 84,986
                                               =========  ========  ========

                                                                    SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2001





                                                     Final
                                           Interest Maturity
               Description                   Rate     Date         Periodic Payment Terms
               -----------                 -------- -------- -----------------------------------

FIRST MORTGAGE LOANS
Keller Hicks..............................   16.0%   07/02   Interest only payments of $22,667
 Secured by 44.6 acres of unimproved                         due monthly.
 land in Fort Worth, TX

Executive Court...........................   12.0%   12/04   Excess property cash flow payments.
 Secured by a 41,840 sq. ft. office
 building in Memphis, TN

WRAPAROUND MORTGAGE LOANS
Pinemont..................................  10.40%   07/08   Monthly principal and interest
 Secured by an office building in                            payments of $6,281.
 Houston, TX.

JUNIOR MORTGAGE LOANS
Country Elms..............................   8.00%   05/02   Monthly principal and interest
 Secured by mobile home park in                              payments of $3,154.
 Galesburg, IL.

ACLP Park Ten.............................   16.0%   05/02   Interest only payments of $30,000
 Secured by an office building and                           due monthly.
 industrial warehouse in Carrollton, TX.

Lincoln Court Apartments..................  Varies   06/04   Two notes bearing interest at prime
 Secured by apartment building in                            plus 1%. Interest only payments of
 Dallas, TX.                                                 $8,841 due monthly.

Portofino.................................   16.0%   04/02   Interest only payments of $46,667
 Secured by a retail center in                               due monthly.
 Montgomery County, TX.

Dallas Fund XVII..........................  Varies   01/03   One note bearing interest at prime
 Secured by an office building in Dallas,                    plus 3%.
 TX.

Madison at Bear Creek.....................    7.0%   01/02   Principal and interest due January
 Secured by an apartment in Houston,                         2002.
 TX.

One City Center...........................    9.0%   02/02   Interest only payments of $30,000.
 Secured by a 375,752 sq. ft. office
 building in St. Louis, MO.

Texas Glenn...............................
 Secured by an apartment in Dallas, TX.      10.0%   06/03   Interest only payments of $12,500.

Sendera Ranch.............................
 Secured by 1,714.16 acres of
 unimproved land in Tarrant County, TX       15.0%   07/03   Interest only payments of $44,338.




Interest..................................
Allowance for estimated losses............



                                                                             Principal
                                                                             Amount of
                                                                               Loans
                                                                            Subject to
                                                                 Carrying   Delinquent
                                            Prior  Face Amount  Amounts of   Principal
               Description                  Liens  of Mortgage Mortgage (1) or Interest
               -----------                 ------- ----------- ------------ -----------
                                                      (dollars in thousands)
FIRST MORTGAGE LOANS
Keller Hicks.............................. $    --   $ 1,700     $ 1,700       $ 110
 Secured by 44.6 acres of unimproved
 land in Fort Worth, TX

Executive Court...........................      --     1,970       1,970          --
 Secured by a 41,840 sq. ft. office
 building in Memphis, TN

WRAPAROUND MORTGAGE LOANS
Pinemont..................................     367       467         352          --
 Secured by an office building in
 Houston, TX.

JUNIOR MORTGAGE LOANS
Country Elms..............................      --       380         155          --
 Secured by mobile home park in
 Galesburg, IL.

ACLP Park Ten.............................  10,750     3,000       2,250          --
 Secured by an office building and
 industrial warehouse in Carrollton, TX.

Lincoln Court Apartments..................   1,255     1,369       1,369          --
 Secured by apartment building in
 Dallas, TX.

Portofino.................................  22,160     5,000       3,500          --
 Secured by a retail center in
 Montgomery County, TX.

Dallas Fund XVII..........................     835     1,738       1,738          --
 Secured by an office building in Dallas,
 TX.

Madison at Bear Creek..................... $ 3,442   $   608     $   608       $  --
 Secured by an apartment in Houston,
 TX.

One City Center...........................      --     4,000       4,000          --
 Secured by a 375,752 sq. ft. office
 building in St. Louis, MO.

Texas Glenn...............................
 Secured by an apartment in Dallas, TX.      5,003     1,500       1,500          --

Sendera Ranch.............................
 Secured by 1,714.16 acres of
 unimproved land in Tarrant County, TX       7,000     3,547       3,547          --
                                           -------   -------     -------       -----
                                           $50,812   $25,279      22,689       $  --
                                           =======   =======                   =====

Interest..................................                           178
Allowance for estimated losses............                          (818)
                                                                 -------
                                                                 $22,049
                                                                 =======

--------
(1) The aggregate cost for federal income tax purposes is $22.9 million.

                                                                    SCHEDULE IV
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                             2001      2000     1999
                                                            -------  --------  -------
                                                              (dollars in thousands)
Balance at January 1,...................................... $ 8,668  $ 12,061  $ 2,379
Additions
   New mortgage loans......................................  20,063    17,500    9,680
   CMET merger.............................................      --        --      631
Deductions
   Collections of principal................................  (6,042)  (20,531)     (37)
   Foreclosed properties and deeds-in-lieu of foreclosure..      --      (356)      --
   Write off of uncollectible mortgage loans...............      --        --     (575)
   Write off of principal due to discount for early payoff.      --        (6)     (17)
                                                            -------  --------  -------
Balance at December 31,.................................... $22,689  $  8,668  $12,061
                                                            =======  ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                               -----------------

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

   TED P. STOKELY: Age 68, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

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

   HENRY BUTLER:  Age 51, Director (Affiliated) (since December 2001).

      Broker--Land Sales (since 1992) of Basic Capital Management, Inc. ("BCM"); Owner/Operator (1989 to 1991) of Butler Interests, Inc.; and Director (since December 2001) of IORI.

   EARL D. CECIL:  Age 72, Director (Independent) (since March 2002).

      Financial and business consultant (since January 1994); Division Vice President (February 1987 to December 1993) of James Mitchell & Company, a financial services marketing organization; Director (since November 2001) of ARI; and Director (since March 2002) of IORI.

   MARTIN L. WHITE:  Age 62, Director (Independent) (since January 1995).

      Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (since January 1995) of IORI.

Board Committees

      The Board of Directors held 19 meetings during 2001. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

   The Board of Directors has an Audit Committee, the function of which is to review TCI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Cecil, Stokely and White. The Audit Committee met four times during 2001.

   The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

   The following persons currently serve as executive officers of TCI: Mark Branigan, Executive Vice President--Residential; Louis J. Corna Executive Vice President--Tax; Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer; and David W. Starowicz, Executive Vice President--Acquisitions, Sales and Construction. Their positions with TCI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with TCI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   MARK W. BRANIGAN:  Age 47, Executive Vice President--Residential (since June
2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August
2000) and Executive Vice President--Residential Asset Management (January 1992 to October 1997).

      Executive Vice President--Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Management (January 1992 to October
   1997) of BCM, American Realty Trust, Inc. ("ART") and IORI; Executive Vice President and Chief Financial Officer (August 2000 to June 2001) and Director (September 2000 to June 2001) of ARI; and real estate consultant (November 1997 to July 1999).

   LOUIS J. CORNA: Age 54, Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
2001), and Senior Vice President--Tax (December 2001 to June 2001).

      Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October 2001), and Senior Vice President--Tax (December 2000 to June 2001) of BCM, ARI and IORI; Private Attorney (January 2000 to December 2000); Vice President--Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President--Taxes (July 1991 to February 1998) of Whitman Corporation.

   RONALD E. KIMBROUGH: Age 49, Executive Vice President and Chief Financial Officer (since January 2002).

      Executive Vice President and Chief Financial Officer (since January 2002) of BCM, ARI and IORI; Controller (from September 2000 to January 2002) of BCM; Vice President and Treasurer (from January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

   DAVID W. STAROWICZ: Age 46, Executive Vice President--Acquisitions, Sales and Construction (since March 2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001) and Vice President (May 1992 to September 1999).

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

   ROBERT A. WALDMAN: Age 49, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, the Directors, executive officers, and any persons holding more than ten percent of TCI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates during 2001. All of these filing requirements were satisfied by TCI's Directors and executive officers and ten percent holders. In making these statements, TCI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

   BCM has served as TCI's advisor since March 1989. BCM is a company of which Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI.

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

   Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the

Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. BCM was not required to refund any of the 2001 advisory fee under this provision.

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

Mickey N. Phillips:  Director
Ryan T. Phillips:    Director
Mark W. Branigan:    Executive Vice President--Residential
Louis J. Corna:      Executive Vice President--Tax
Ronald E. Kimbrough: Executive Vice President and Chief Financial Officer
David W. Starowicz:  Executive Vice President--Acquisitions, Sales and Construction
Dan S. Allred:       Senior Vice President--Land Development
Michael E. Bogel:    Senior Vice President--Project Manager
Robert A. Waldman:   Senior Vice President, Secretary and General Counsel

   Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI.

Property Management

   Since February 1, 1990, affiliates of BCM have provided property management services. Currently, Triad provides such property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services to TCI at various rates. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc.("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of 51 of TCI's commercial properties, its four hotels and the commercial property owned by a real estate partnership in which TCI and IORI are partners to Regis, a related party, which is a company owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with its property-level management agreement with Triad.

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

   During 2001, $145,250 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 2001 through December 31, 2001, and 2001 special service fees as follows: R. Douglas Leonhard, $33,250; Murray Shaw, $15,000; Ted P. Stokely, $34,500; Martin L. White, $32,000; and Edward G. Zampa, $30,500.

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

   As of March 1, 2002, TCI had 140,000 shares of Common Stock reserved for issuance under the Director's Stock Option Plan of which options for 30,000 shares were outstanding.

Performance Graph

   The following performance graph compares the cumulative total stockholder return on TCI's shares of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1996, in TCI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN



                             [GRAPH APPEARS HERE]


                               1996   1997   1998   1999   2000   2001
                              ------ ------ ------ ------ ------ ------
         TCI................. 100.00 158.83 131.83 136.40 100.50 181.76
         DJ Equity Index..... 100.00 131.82 164.63 202.05 183.32 161.47
         DJ Real Estate Index 100.00 118.08  93.15  88.20 112.47 125.74

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of the close of business on March 4, 2002.

                                                  Amount
                                                and Nature
                                                    of      Percent
                                                Beneficial    of
           Name and Address of Beneficial Owner Ownership  Class/(1)/
           ------------------------------------ ---------- ---------
              EQK Holdings, Inc./(2)/.......... 3,994,300    49.7%
              1800 Valley View Lane
              Suite 300
              Dallas, Texas 75234
              Basic Capital Management, Inc.... 1,166,947    14.5%
              1800 Valley View Lane
              Suite 300
              Dallas, Texas 75234

--------
(1) Percentage is based upon 8,042,594 shares of Common Stock outstanding at March 4, 2002.
(2) EQK Holdings, Inc. ("EQK") is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.

   Security Ownership of Management. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of TCI as of the close of business on March 4, 2002.

                                                                  Amount and
                                                                  Nature of     Percent
                                                                  Beneficial      of
Name of Beneficial Owner                                          Ownership    Class/(1)/
------------------------                                        -------------- ---------
Ted P. Stokely.................................................    15,000/(2)/      *
Martin L. White................................................    15,000/(2)/      *
All Directors and Executive Officers as a group (9 individuals) 5,191,247/(3)/   64.5%

--------
*  Less than 1%
(1) Percentage is based upon 8,042,594 shares of Common Stock outstanding at March 4, 2002.
(2) Each of Messrs. Stokely and White have options to purchase 15,000 shares of Common Stock of TCI which are exercisable within 60 days of March 2, 2002.
(3) Includes 26,475 shares owned by Syntek Asset Management, L.P., 1,166,947 shares owned by BCM and 3,994,300 shares owned by EQK. The executive officers of TCI disclaim beneficial ownership of such shares. Each of the directors of BCM may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of ARI and BCM disclaim such beneficial ownership. Also includes 30,000 shares which may be acquired by the Directors of TCI pursuant to the Director Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

   In February 1989, the Board of Directors voted to retain BCM as TCI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services to TCI.

   Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partner of Triad is GS Realty, a related party. Triad subcontracts the property-level management and leasing of 51 of TCI's commercial properties, its four hotels and the commercial properties owned by a real estate partnership in which TCI and IORI are partners and Regis, a related party, which is a company owned by GS Realty.

   Regis also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

   The Directors and officers of TCI also serve as directors and officers of IORI. The Directors owe fiduciary duties to IORI as well as to TCI under applicable law. IORI has the same relationship with BCM as TCI. At December 31, 2001, TCI owned approximately 24.0% of the outstanding common shares of IORI. BCM also serves as advisor to ARI. Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers of ARI.

   From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid consultant and since January 1, 1993, as a part-time unpaid consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare had a revolving loan commitment from Syntek West, a company owned by Gene E. Phillips. The loan commitment expired in 1998.

Related Party Transactions

   Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

   In 2001, TCI received $120,000 in rent from BCM for BCM's lease at Addison Hanger.

   In May 2001, TCI exchanged with ARI the 168 unit Glenwood Apartments for two parcels of land; the 10.5 acre Limestone Ranch land parcel in Lewisville, Texas and the 8.88 acre Mira Lago land parcel in Farmers Branch, Texas. ARI received net cash of $3.4 million on the subsequent sale of the apartments.

   In December 2001, TCI purchased 100% of the outstanding common stock of National Melrose, Inc., a wholly-owned subsidiary of ARI, for $2.0 million in cash. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

   In January 2002, TCI purchased 100% of the outstanding common stock of ART Two Hickory Corporation, a wholly-owned subsidiary of ARI, for $4.4 million in cash. See NOTE 21. "SUBSEQUENT EVENTS."

   In February 2002, TCI sold a $2.0 million senior participation interest in a loan to IORI. See NOTE 4. "NOTES AND INTEREST RECEIVABLE."

   In March 2002, TCI paid $600,000 cash and exchanged with ARI the 80,278 sq.ft. Plaza at Bachman Creek Shopping Center in Dallas, Texas for the 24.5 acre Rasor land parcel in Plano, Texas, the 16.89 acre Lakeshore Villas land parcel in Humble, Texas, and the 45,623 sq.ft. Oak Tree Village Shopping Center in Lubbock, Texas. ARI received net cash of $4.4 million on the subsequent financing of the shopping center. See NOTE 21. "SUBSEQUENT EVENTS."

   As more fully described in ITEM 2. "PROPERTIES-Real Estate," TCI is a partner with IORI in the Tri-City Limited Partnership and Nakash Income Associates. TCI owns 345,728 shares of IORI's Common Stock, an approximate 24.0% interest. At December 31, 2001, the market value of the IORI common shares was $6.2 million.

   At December 31, 2001, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ARI. BCM also serves as advisor to ARI and at March 4, 2002, ARI owned approximately 50% of TCI's outstanding Common Stock. At December 31, 2001, the market value of the ARI common shares was $7.4 million. See ITEM 2. "PROPERTIES--Equity Investments in Real Estate Entities."

   In 2001, TCI paid BCM, its affiliates and related parties $10.8 million in advisory, incentive and net income fees, $45,000 in mortgage brokerage and equity refinancing fees, $2.4 million in property acquisition fees, $3.8 million in real estate brokerage commissions and $2.6 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $2.6 million.

   In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI's financial statements as other assets or other liabilities. At December 31, 2001, TCI had receivables of $11.6 million, $1.9 million and $608,000 from BCM, GS Realty, and ARI, respectively. Also at December 31, 2001, TCI owed $1.0 million and $39,000 to GS Realty and BCM, respectively. In January 2002, TCI paid the $1.0 million due to GS Realty and in March 2002, TCI paid the $39,000 to BCM.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

      1. Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets--December 31, 2001 and 2000

          Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

          Schedule III--Real Estate and Accumulated Depreciation

          Schedule IV--Mortgage Loans on Real Estate

   All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

      3. Incorporated Financial Statements

          Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

          Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

      4. Exhibits

          The following documents are filed as Exhibits to this Report:

Exhibit
Number                                               Description
------                                               -----------
 3.0    Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to
        Exhibit No. 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
        1991).
 3.1    Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.,
        (incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 3, 1996).
 3.2    Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc.,
        dated October 10, 2000 (incorporated by reference to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 2000).
 3.3    By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
 3.4    Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.,
        setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative
        Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the
        Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 3.5    Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers,
        Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative
        Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
 3.6    Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers,
        Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative
        Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
 3.7    Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.
        Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock, dated
        December 14, 2001, filed herewith.
10.0    Advisory Agreement dated as of October 15, 1998, between Transcontinental Realty Investors, Inc.
        and Basic Capital Management, Inc. (incorporated by reference to Exhibit 10.0 to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   (b) Reports on Form 8-K:

      A Current Report on Form 8-K, dated January 29, 2002, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the resignation of R. Douglas Leonhard and Edward G. Zampa as Directors of TCI and the election of Henry A. Butler as Director of TCI and the execution of the Second Amendment in the Olive Litigation.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 20, 2002 By:          /s/  RONALD E. KIMBROUGH
                          ---------------------------------------
                                      Ronald E. Kimbrough
                                 Executive Vice President and
                                    Chief Financial Officer
                          (Principal Financial and Accounting Officer
                            and Acting Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Name                          Title             Date
            ----                          -----             ----

     /s/  TED P. STOKELY      Chairman of the Board and     March 20, 2002
-----------------------------   Director
       Ted P. Stokely

    /S/  HENRY A. BUTLER      Director                      March 20, 2002
-----------------------------
       Henry A. Butler

     /S/  EARL D. CECIL       Director                      March 20, 2002
-----------------------------
        Earl D. Cecil

    /S/  MARTIN L. WHITE      Director                      March 20, 2002
-----------------------------
       Martin L. White

  /S/  RONALD E. KIMBROUGH    Executive Vice President and  March 20, 2002
-----------------------------   Chief Financial Officer
     Ronald E. Kimbrough        (Principal Financial and
                                Accounting Officer and
                                Acting Principal Executive
                                Officer)

                          ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                     For the Year Ended December 31, 2001

Exhibit
Number                                             Description
-------                                            -----------

  3.7   Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.
        Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated
        December 14, 2001.