Form 10-Q
period 2002-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2002-05-15
CIK 733590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
                                                            --------------

                          Commission File Number 1-9240
                                                 ------

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                       94-6565852
 -------------------------------                      --------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)


  1800 Valley View Lane, Suite 300, Dallas, Texas             75234
 -------------------------------------------------------------------------
      (Address of Principal Executive Office)               (Zip Code)

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
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                         8,042,594
----------------------------             ---------------------------------
          (Class)                         (Outstanding at April 26, 2002)

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,   December 31,
                                                               2002          2001
                                                             ---------   ------------
                                                              (dollars in thousands,
                                                                 except per share)
                                Assets

Real estate held for investment ..........................   $ 714,706    $ 712,832
Less - accumulated depreciation ..........................     (95,922)     (90,661)
                                                             ---------    ---------
                                                               618,784      622,171

Real estate held for sale ................................      14,831          516

Notes and interest receivable
   Performing (including $6,372 in 2002 and $1,970 in 2001
     from related parties) ...............................      25,549       17,620
   Nonperforming, nonaccruing ............................       1,700        5,247
                                                             ---------    ---------
                                                                27,249       22,867

Less--allowance for estimated losses .....................        (739)        (818)
                                                             ---------    ---------
                                                                26,510       22,049

Investment in real estate entities .......................      15,887       14,230

Cash and cash equivalents ................................       4,946       10,346
Other assets (including $14,297 in 2002 and
   $14,170 in 2001 from affiliates and related
   parties) ..............................................      39,240       39,840
                                                             ---------    ---------
                                                             $ 720,198    $ 709,152
                                                             =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                               March 31,  December 31,
                                                                 2002        2001
                                                               ---------  ------------
                                                               (dollars in thousands,
                                                                  except per share)
                    Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ..................................  $ 472,486    $ 461,037
Other liabilities (including $421 in 2002 and $1,068 in
   2001 to affiliates and related parties) ..................     25,674       25,966
                                                               ---------    ---------
                                                                 498,160      487,003
Commitments and contingencies

Minority interest ...........................................      6,673        5,381
Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
     shares; issued and outstanding 5,829
     shares (liquidation preference $583) ...................         --           --
   Series C; $.01 par value; authorized, issued
     and outstanding 30,000 shares; (liquidation
     preference $3,000) .....................................         --           --

Common Stock, $.01 par value; authorized, 10,000,000
   shares; issued and outstanding 8,042,594 shares in 2002
   and 2001 .................................................         80           80
Paid-in capital .............................................    271,761      271,761
Accumulated distributions in excess of
   accumulated earnings .....................................    (56,453)     (55,073)
Foreign currency translation loss ...........................        (23)          --
                                                               ---------    ---------
                                                                 215,365      216,768
                                                               ---------    ---------

                                                               $ 720,198    $ 709,152
                                                               =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     -----------------------
                                                                        2002         2001
                                                                     ----------   ----------
                                                                      (dollars in thousands,
                                                                         except per share)
Property revenue
   Rents (including $30 from affiliates in 2002
      and 2001) ................................................     $   30,869   $   35,265
Property expense
   Property operations (including $807 in 2002
      and $643 in 2001 to affiliates and related
      parties) .................................................         19,468       20,395
                                                                     ----------   ----------
      Operating income .........................................         11,401       14,870


Other income
   Interest and other (including $74 in 2002
      from related parties) ....................................          1,067          638
   Equity loss of equity investees .............................         (1,276)      (1,373)
   Gain on sale of real estate .................................          5,429        6,484
                                                                     ----------   ----------
                                                                          5,220        5,749

Other expense
   Interest ....................................................          9,156       11,211
   Depreciation ................................................          5,242        5,120
   Advisory fee to affiliate ...................................          1,415        1,502
   Net income fee to affiliate .................................             --           26
   General and administrative (including $786 in
      2002 and $769 in 2001 to affiliates) .....................          2,202        2,425
   Minority interest ...........................................            (59)          19
                                                                     ----------   ----------
                                                                         17,956       20,303
                                                                     ----------   ----------

Net income (loss) ..............................................         (1,335)         316
Preferred dividend requirement .................................            (45)          (7)
                                                                     ----------   ----------

Net income (loss) applicable to Common shares ..................     $   (1,380)  $      309
                                                                     ==========   ==========

Basic and diluted earnings per share

Net income (loss) applicable to Common shares ..................     $     (.17)  $      .04
                                                                     ==========   ==========

Weighted average Common shares used in
   computing earnings per share ................................      8,042,594    8,686,346
                                                                     ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                             Common Stock                 Distributions  Accumulated
                                                        ---------------------             in Excess of      Other
                                                                                Paid-in    Accumulated  Comprehensive  Stockholders'
                                                          Shares      Amount    Capital      Earnings       Income        Equity
                                                        ----------   --------  ---------  -------------  -----------   -------------
                                                                          (dollars in thousands, except per share)
Balance, January 1, 2002 ............................    8,042,594   $     80  $ 271,761    $ (55,073)     $     --      $ 216,768

Unrealized loss on foreign currency translation .....           --         --         --           --           (23)           (23)

   Net income .......................................           --         --         --       (1,335)           --         (1,335)
                                                                                                                         ---------
                                                                                                                            (1,358)
Series A Preferred Stock cash
   dividend ($1.25 per share) .......................           --         --         --           (7)           --             (7)
Series C Preferred Stock cash
   dividends ($1.25 per share) ......................           --         --         --          (38)           --            (38)
                                                        ----------   --------  ---------    ---------      --------      ---------

Balance, March 31, 2002 .............................    8,042,594   $     80  $ 271,761    $ (56,453)     $    (23)     $ 215,365
                                                        ==========   ========  =========    =========      ========      =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                             ----------------------------
                                                                                2002              2001
                                                                             ----------        ----------
                                                                                (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected (including $90 in 2002 and $30 in 2001
      from affiliates) ....................................................  $   31,003        $   35,341
   Interest collected (including $74 in 2002 from related parties) ........         850               216
   Interest paid ..........................................................      (8,994)          (10,631)
   Payments for property operations (including $807 in
      2002 and $643 in 2001 to affiliates and related parties) ............     (19,126)          (18,911)
   Advisory and net income fee paid to affiliate ..........................      (1,454)           (2,563)
   General and administrative expenses paid (including
      $786 in 2002 and $769 in 2001 to affiliates and
      related parties) ....................................................      (2,264)           (3,039)
   Other ..................................................................          --               207
                                                                             ----------        ----------
         Net cash provided by operating activities ........................          15               620

Cash Flows from Investing Activities
   Collections on notes receivable (including $2,045 in
      2002 from related parties) ..........................................       4,472                17
   Funding of notes receivable (including $4,448 in 2002
      to related parties) .................................................      (5,351)           (3,500)
   Acquisition of real estate .............................................      (2,412)               --
   Real estate improvements ...............................................     (15,476)           (1,428)
   Proceeds from sale of real estate ......................................       6,779            13,099
   Deposits on pending purchases and financings ...........................          35            (1,216)
   Distributions from/(contributions to) equity investees .................         323              (618)
                                                                             ----------        ----------
         Net cash (used in) provided by investing activities ..............     (11,630)            6,354

Cash Flows from Financing Activities
   Payments on notes payable ..............................................      (7,838)          (10,277)
   Proceeds from notes payable ............................................      14,328               100
   Deferred financing costs (including $27 in 2002 to
      affiliates and related parties) .....................................        (133)               --
   Payments from advisor ..................................................       2,573             7,623
   Advance to affiliates and related parties ..............................      (2,670)               --
   Dividends to stockholders ..............................................         (45)               --
                                                                             ----------        ----------
         Net cash provided by (used in) financing activities ..............       6,215            (2,554)

Net increase (decrease) in cash and cash equivalents ......................      (5,400)            4,420
Cash and cash equivalents, beginning of period ............................      10,346            22,323
                                                                             ----------        ----------
Cash and cash equivalents, end of period ..................................  $    4,946        $   26,743
                                                                             ==========        ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                            For the Three Months
                                                               Ended March 31,
                                                           ----------------------
                                                             2002          2001
                                                           --------      --------
                                                           (dollars in thousands)
Reconciliation of net income to net cash provided by
   operating activities
Net income (loss) ......................................   $ (1,335)     $    309
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization .......................      5,242         5,057
   Gain on sale of real estate .........................     (5,429)       (6,484)
   Equity loss of equity investees .....................      1,276         1,367
   (Increase) decrease in interest receivable ..........         30          (121)
   Decrease in other assets ............................        657         2,832
   (Decrease) increase in interest payable .............       (134)            8
   Decrease in other liabilities .......................       (292)       (2,348)
                                                           --------      --------
      Net cash provided by operating activities ........   $     15      $    620
                                                           ========      ========

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate .......   $  1,389      $     --

Limited partnership interest received on sale of real
   estate ..............................................         --           550

Notes receivable provided on sale of real estate .......      4,000            --

Real estate received on exchange with related party ....      4,145            --

Real estate exchanged with related party ...............     (4,145)           --

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

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Certain balances for 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2.  REAL ESTATE
--------------------

In 2002, TCI purchased the following properties:

                                              Units/       Purchase   Net Cash     Debt     Interest   Maturity
        Property             Location      Sq.Ft./Acres     Price       Paid     Incurred     Rate       Date
-----------------------   --------------   -------------   --------   --------   --------   --------   --------
First Quarter
Apartments
Blue Lakes Villas/(1)/    Waxahachie, TX       186 Units     $1,012     $1,048     $   --         --%        --
Echo Valley/(1)/          Dallas, TX           216 Units        787        788         --         --         --
Spy Glass/(1)/            Mansfield, TX        256 Units      1,280      1,042        208        7.5      08/43
Rasor/(1)(2)/             Plano, TX            200 Units      2,319        310         --         --         --

Shopping Center
Oak Tree Village/(2)/     Lubbock, TX      45,623 Sq.Ft.      1,467        196      1,389       8.48      11/07

Land
Lakeshore Villas/(2)/     Humble, TX        16.89 Acres         947        127         --         --         --

________________________

(1)  Land purchased for apartment construction.

(2) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza at Bachman Retail Center.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)
--------------------

In 2002, TCI sold the following properties:

                                                              Sales     Net Cash      Debt       Gain/(Loss)
       Property              Location         Units/Sq.Ft.    Price     Received   Discharged      on Sale
---------------------     ---------------    --------------  -------    --------   ----------   -------------
First Quarter
Apartments
Primrose                  Bakersfield, CA        162 Units   $ 5,000     $ 1,722      $ 2,920   $   659

Office Building
Hartford                  Dallas, TX         174,513 Sq.Ft.    4,000          --           --        -- /(1)/

Industrial Warehouse
Central Storage           Dallas, TX         216,035 Sq.Ft.    4,000       2,095        1,063     1,241

Shopping Center
Plaza at Bachman/(2)/     Dallas, TX          80,278 Sq.Ft.    4,707          --           --        --

______________________

(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

In the first quarter of 2001, TCI sold the following properties:

                                              Units/Sq.Ft.    Sales     Net Cash      Debt       Gain/(Loss)
       Property              Location             Acres       Price     Received   Discharged      on Sale
---------------------     ---------------    --------------  -------    --------   ----------   -------------
Apartments
Forest Ridge              Denton, TX              56 Units   $ 2,000     $   682      $ 1,151   $ 1,014
Heritage                  Tulsa, OK              136 Units     2,286         206        1,948     1,575
Park at Colonade          San Antonio, TX        211 Units     5,800         927        4,066     1,052 /(1)/

Industrial Warehouse
Zodiac                    Dallas, TX          35,435 Sq.Ft.      762         183          564       167

Land
McKinney 36               McKinney, TX         1.822 Acres       476         476           --       355
Round Mountain            Austin, TX           110.0 Acres     2,560       2,455           --     1,047

______________________

(1) Excludes a $550,000 gain from a limited partnership interest in the sold property.

At March 31, 2002, TCI had the following properties under construction:

                                                                       Additional   Construction
                                                              Amount     Amount         Loan
       Property              Location         Units/Rooms    Expended   to Expend     Funding
---------------------     ---------------    --------------  --------  ----------   ------------
Apartments
Blue Lake Villas          Waxahachie, TX         186 Units   $ 3,126     $ 9,464      $ 10,736
Echo Valley               Dallas, TX             216 Units       981      13,238        12,509
Falcon Lakes              Arlington, TX          284 Units     1,695      14,050        13,469
Limestone Ranch           Lewisville, TX         252 Units    12,081       2,540        13,000
Rasor Glen                Plano, TX              200 Units     2,418      13,164        12,600
River Oaks                Wiley, TX              180 Units     2,235       9,756        10,023

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)
--------------------

                                                                         Additional   Construction
                                                             Amount        Amount        Loan
       Property               Location       Units/Rooms    Expended     to Expend      Funding
----------------------    ---------------    -----------    ---------    ----------   ------------
Apartments - Continued
Sendero Ridge             San Antonio, TX      384 Units      $ 6,577     $ 22,084      $ 24,420
Spyglass                  Mansfield, TX        256 Units        2,698       15,305        16,017
Tivoli                    Dallas, TX           190 Units        4,755        8,679        11,000
Verandas at City View     Fort Worth, TX       314 Units        2,895       20,055        19,000
Waters Edge IV            Gulfport, MS          80 Units        3,226          857            --

Hotel
Akademia                  Wroclaw, Poland      165 Rooms       15,325        3,410        14,240

NOTE 3.  NOTES AND INTEREST RECEIVABLE
--------------------------------------

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Center Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

Also in January 2002, a mortgage loan with a principal balance of $608,000 was paid off, including accrued but unpaid interest. With the payoff of the note, TCI recognized a previously deferred gain on the sale of the property of $608,000.

In August 2001, TCI agreed to fund up to $5.6 million under a revolving line of credit secured by an office building in Dallas, Texas. In February 2002, TCI funded an additional $600,000. At March 31, 2002, TCI had funded a total of $2.3 million of the note.

In February 2002, TCI sold a $2.0 million senior participation interest in a loan secured by a second lien on a retail center in Montgomery County, Texas to Income Opportunity Realty Investors, Inc. ("IORI"), a related party. TCI and IORI will receive 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI extended the loan until April 2002, receiving $23,000 as an extension fee. In April 2002, TCI extended the loan until July 2002, receiving $6,500 as an extension fee.

Also in February 2002, TCI funded an additional $231,000 line of credit to Sendera Ranch, under a loan secured by 1,714.16 acres of unimproved land in Tarrant County, Texas. In March 2002, TCI received a $2.4

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)
--------------------------------------

million payment from Sendera Ranch. TCI received $1.8 million as a principal paydown, $277,000 as accrued interest, and $323,000 as a partnership distribution.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation ("One Hickory"), Garden Confederate Point, LP ("Confederate Point"), Garden Foxwood, LP ("Foxwood"), and Garden Woodsong, LP ("Woodsong"), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Center Office Building in Farmers Branch, Texas, Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, FL, Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee, and Woodsong owns the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARL shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES
-------------------------------------------

Prior to the first quarter of 2002, TCI accounted for its investments in Tri-City, Nakash and Jor-Trans on the equity method. In the first quarter of 2002, TCI began accounting for its investment in Tri-City, Nakash and Jor-Trans using a consolidated basis.

Real estate entities. TCI's investment in real estate entities at March 31, 2002, included equity securities of two publicly traded real estate entities, IORI and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), TCI's advisor, serves as advisor to IORI and ARI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)
-------------------------------------------

TCI's investment in real estate entities, accounted for using the equity method, at March 31, 2002 was as follows:

                         Percentage                Carrying                Equivalent
                          of TCI's                 Value of                 Investee                Market Value
                        Ownership at             Investment at            Book Value at           of Investment at
  Investee             March 31, 2002           March 31, 2002           March 31, 2002            March 31, 2002
------------           --------------           --------------           --------------            --------------
IORI .......               24.0%                  $    4,809               $    9,782                  $  6,275
ARI ........                6.5%                      10,249                    5,685                     5,266
                                                  ----------               ----------                  --------
                                                      15,058               $   15,467                  $ 11,541
                                                                           ==========                  ========

Other ......                                             829
                                                  ----------
                                                  $   15,887
                                                  ==========

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first quarter of 2002 and 2001.

                                                                    2002       2001
                                                                  --------   --------
      Revenues ................................................   $ 41,527   $ 45,000
      Equity in income of partnerships ........................       (429)         4
      Property operating expenses .............................    (35,631)   (39,295)
      Depreciation ............................................     (4,096)    (4,714)
      Interest expense ........................................    (19,854)   (19,587)
                                                                  --------   --------
      (Loss) before gains on sale of real estate ..............    (18,483)   (18,592)
      Gain on sale of real estate .............................     25,586     20,215
                                                                  --------   --------
      Net income ..............................................   $  7,103   $  1,623
                                                                  ========   ========

TCI's share of equity investees' loss before gains on the sale of real estate was $1.3 million for the first quarter of 2002, and its share of equity investees' gains on sale of real estate was $2.9 million for the first quarter of 2002.

NOTE 5.  OTHER ASSETS
---------------------

Related Party. From time-to-time, TCI and its affiliates and related parties have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI's financial statements as other assets. At March 31, 2002, TCI had receivables of $9.1 million, $1.9 million and $3.3 million from BCM, GS Realty Services, Inc. and ARI, respectively.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In 2002, TCI refinanced the following property:

                                                                  Debt      Debt    Net Cash   Interest Maturity
        Property               Location             Sq.Ft.      Incurred Discharged Received     Rate     Date
------------------------- ------------------- ----------------- -------- ---------- --------   -------- --------
First Quarter
Industrial Warehouse
Addison Hanger/(1)/       Addison, TX             23,650 Sq.Ft.  $ 2,687     $1,580    $ 942  6.75%/(2)/  02/07

_________________

(1) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2)  Variable interest rate.

In the second quarter of 2002, TCI sold 12 residential properties to Metra Capital, LLC ("Metra"). These properties include: the 75 unit Apple Lane Apartments in Lawrence, Kansas, the 195 unit Arbor Point Apartments in Odessa, Texas, the 264 unit Fairway View Estates Apartments in El Paso, Texas, the 152 unit Fairways Apartments in Longview, Texas, the 166 unit Fountain Lake Apartments in Texas City, Texas, the 172 unit Fountains of Waterford Apartments in Midland, Texas, the 122 unit Harper's Ferry Apartments in Lafayette, Louisiana, the 108 unit Oak Park IV Apartments in Clute, Texas, the 131 unit Quail Oaks Apartments in Balch Springs, Texas, the 300 unit Sunchase Apartments in Odessa, Texas, the 180 unit Timbers Apartments in Tyler, Texas, and the 112 unit Willow Creek Apartments in El Paso, Texas. Two of the members of Metra are Third Millennium Partners, LLC and Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo"). Joseph Mizrachi, a director for ARI, a related party, has a beneficial interest in Third Millennium Partners, LLC and owns 15.5% of the outstanding common stock of Innovo. Due to TCI's relationship with ARI and Mr. Mizrachi, management has determined to treat this sale as a refinancing transaction. TCI will continue to report the assets and the new debt incurred by Metra on its financial statements. The sales price for the properties totaled $37.6 million. TCI received net cash of $10.5 million after paying off the existing debt of $18.0 million and various closing costs, including $376,000 in brokerage commissions to Third Millenium Partners, LLC. The new debt of $30.3 million bears interest at 7.57% per annum, requires monthly interest only payments of $212,000 and matures in May 2012. TCI also received $5.7 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)
-----------------------------------

and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends, must be used by Innovo to redeem the Preferred Shares.

NOTE 7.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each based on its operating income and cash flow. Items of income not reflected in the segments are interest, equity in partnerships and gains on sales of real estate from equity investees which totaled $3.3 million and $539,000 for the first quarter of 2002 and 2001, respectively. Expenses not reflected in the segments are general and administrative expenses, minority interest, advisory fees, and net income fees which totaled $3.6 million and $4.0 million for the first quarter of 2002 and 2001, respectively. Also excluded from segment assets are assets of $86.6 million at March 31, 2002, and $92.3 million at March 31, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the first quarter of 2002 and 2001, and each segment's assets at March 31.

                                               Commercial
 Quarter Ended March 31, 2002         Land     Properties   Apartments     Hotels      Total
------------------------------     ---------- ------------ ------------------------------------
Rents ..........................   $    161   $    16,424  $   13,396   $    888   $  30,869
Property operating expenses ....        470         9,676       8,462        860      19,468
                                   --------   -----------  ----------   --------   ---------
Operating income (loss) ........       (309)        6,748       4,934         28      11,401

Depreciation ...................         --         3,581       1,359        302       5,242
Interest .......................        493         4,658       3,693        312       9,156
Real estate improvements .......         40         1,537      10,309      3,590      15,476
Assets .........................     63,308       298,813     237,371     34,123     633,615

                                               Commercial
Property Sales                                 Properties   Apartments                 Total
                                              ------------ ------------             ------------
Sales price ...............................   $    12,707   $    5,000               $  17,707
Cost of sales .............................       (11,466)      (4,341)                (15,807)
                                              -----------   ----------               ---------
Gain on sale ..............................   $     1,241   $      659               $   1,900 /(1)/
                                              ===========   ==========               =========

___________________

(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $2.9 million and a previously deferred gain on the sale of the Madison at Bear Creek Apartments of $608,000.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)
--------------------------

                                            Commercial
 Quarter Ended March 31, 2001      Land     Properties  Apartments   Hotels     Total
-------------------------------    ----     ----------  ----------   ------     -----
Rents .......................... $    136    $ 17,767    $ 16,032   $  1,330   $ 35,265
Property operating expenses ....      382       9,386       9,429      1,198     20,395
                                 --------    --------    --------   --------   --------
Operating income (loss) ........     (246)      8,381       6,603        132     14,870

Depreciation ...................       --       3,287       1,581        252      5,120
Interest .......................      324       5,994       4,532        361     11,211
Real estate improvements .......       --       1,251          34        143      1,428
Assets .........................   57,966     345,071     204,991     19,821    627,849

                                            Commercial
Property Sales                     Land     Properties  Apartments              Total
                                   ----     ----------  ----------              -----
Sales price .................... $  3,036    $    762    $ 10,086              $ 13,884
Cost of sales ..................    1,634         595       6,445                 8,674
                                 --------    --------    --------              --------
Gain on sale ................... $  1,402    $    167    $  3,641              $  5,210 (1)
                                 ========    ========    ========              ========

________________
(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $1.3 million.

NOTE 8. COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

NOTE 9. INCOME TAXES
--------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first quarter of 2002 and 2001; therefore, it recorded no provision for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Introduction
------------

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $4.9 million at March 31, 2002, compared with $10.3 million at December 31, 2001. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash provided by operating activities was $15,000 for the first quarter of 2002, compared to $620,000 for the first quarter of 2001. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $11.9 million in the first quarter of 2002, from the $16.4 million in 2001. Decreases in cash flow from property operations of $2.0 million were from the sale of 16 apartments in 2002 and 2001, $3.1 million was from the sale of nine commercial properties in 2002 and 2001, and $97,000 was from decreased room revenues at TCI's hotels. These decreases were offset by increases in cash flow of $578,000 and $94,000 from the purchase of five existing apartments in 2001 and one commercial property in 2002. Management believes that this trend of decreased cash flow from property operations may continue depending on TCI's selling of income producing properties to meet its cash requirements.

Interest collected increased to $850,000 in the first quarter of 2002, from $216,000 in 2001. The increase was primarily due to TCI funding seven loans in 2001.

Interest paid decreased to $9.0 million in the first quarter of 2002, from $10.6 million in the first quarter of 2001. Of the decreases, $2.1 million was from the sale of 24 properties in 2002 and 2001 subject to debt, and $503,000 was from lower variable interest rates and principal paydowns in 2002 and 2001. These decreases were offset by increases of $853,000 from the purchase of nine properties in 2002 and 2001 subject to debt, and $130,000 from the refinancing of one land property in 2001.

Advisory and net income fees paid decreased to $1.5 million in the first quarter of 2002, from $2.6 million in the first quarter of 2001. The decrease was due to TCI having a net loss in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Liquidity and Capital Resources (Continued)
-------------------------------

General and administrative expenses paid decreased to $2.3 million in first quarter of 2002, from $3.0 million in the first quarter of 2001. This decrease was mainly due to a decrease in legal fees and consulting fees.

In the first quarter 2002, TCI sold one apartment, one warehouse, one shopping center and one office building for a total of $17.7 million, receiving net cash of $3.8 million after the payoff of existing debt and the payment of various closing costs.

Also in the first quarter of 2002, TCI financed an industrial warehouse for $2.7 million, receiving $942,000 in cash after the payment of various closing costs.

Further in the first quarter of 2002, TCI purchased four apartments, one shopping center and one parcel of unimproved land for a total of $7.8 million, paying $3.5 million in cash, including various closing costs, and assumed existing mortgage debt of $1.4 million. TCI also expended $13.3 million on property construction in the quarter, of which $10.9 million was funded by debt. As of March 31, 2002, TCI has expended a total of $58.0 million on property construction, of which $30.0 million was funded by debt. For the remainder of 2002, TCI expects to expend an additional $132.6 million on property construction projects, of which $127.0 million will be funded by debt.

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

Results of Operations
---------------------

TCI had a net loss of $1.3 million in the first quarter of 2002, including gains on sale of real estate totaling $5.4 million, compared to net income of $316,000 in the corresponding period in 2001, including gains on sale of real estate totaling $6.5 million. Fluctuations in this and other components of revenues and expense between the 2002 and 2001 periods are discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Continued)
        -------------

Results of Operations (Continued)
---------------------

Rents in the first quarter of 2002, decreased to $30.9 million compared to $35.3 million in 2001. Of this decrease, $4.8 million was due to the sale of 16 apartments in 2002 and 2001 and $2.2 million was due to the sale of nine commercial properties in 2002 and 2001 and $326,000 was due to lower occupancies at TCI's hotels. These decreases were offset by increases of $1.9 million due to the purchase of five apartments in 2002 and 2001 and $31,000 was due to the purchase of one commercial property in 2002. Rental rates and occupancies increased by $208,000 for TCI's apartments and by $795,000 for TCI's commercial properties. Rents in the remaining quarters of 2002 may decrease as TCI sells income producing properties.

Property operations expense decreased in the first quarter of 2002, to $19.5 million from $20.4 million compared to the corresponding period in 2001. Of this decrease, $2.7 million was due to the sale of 16 apartments in 2002 and 2001, $449,000 was due to the sale of nine commercial properties and hotel operating expenses decreased by $351,000. These decreases were offset by increases of $1.5 million due to the purchase of five apartments in 2002 and 2001 and $15,000 due to the purchase of one commercial property in 2002. Apartment operating expenses increased by $242,000 due to increased leasing costs and utilities and an increase of $800,000 was due to increased leasing, utility and maintenance costs at TCI's commercial properties.

Interest and other income increased to $1.1 million in the first quarter of 2002, compared to $638,000 in 2001. The increase was primarily due to TCI funding seven loans in 2001 and one loan in 2002. Interest income for the remaining quarters of 2002 is expected to increase from the additional loans funded in 2001 and 2002.

Equity losses of investees decreased to $1.3 million in the first quarter of 2002, from $1.4 million in the first quarter of 2001. The decreases in losses from equity investees are primarily attributed to decreased operating losses for IORI and ARI.

In the first quarter of 2002, gains on sale of real estate totaling $5.4 million were recognized, $659,000 on the sale of the Primrose Apartments, $1.2 million on the sale of the Central Storage Warehouse, a $608,000 deferred gain on the sale of the Madison at Bear Creek Apartments and $2.9 million on gains on sale of real estate from equity investees.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

Interest expense decreased to $9.2 million in the first quarter of 2002, from $11.2 million in 2001. Of this decrease, $1.4 million was due to the sale of 16 apartments in 2002 and 2001, $769,000 was due to the sale of five commercial properties in 2002 and 2001, and decreases of $20,000 were due to principal paydowns in 2001. Of the remaining decreases, $341,000 was due to lower variable interest rates at TCI's apartments, $478,000 was due to lower variable interest rates at TCI's commercial properties, and $49,000 was due to lower variable interest rates at TCI's hotels. These decreases were offset by increases of $823,000 due to the purchase of five apartments in 2002 and 2001, and $194,000 due to the financing of one property in 2001. Interest expense for the remaining quarters of 2002 are expected to decrease as TCI selectively sells properties.

Depreciation expense increased to $5.2 million in the first quarter of 2002, from $5.1 million in 2001. Of these increases, $273,000 was due to the purchase of five apartments in 2002 and 2001, and $548,000 was due to building and tenant improvements at TCI's commercial properties. These increases were offset by decreases of $450,000 due to the sale of 16 apartments and $283,000 due to the sale of five commercial properties in 2002 and 2001. Depreciation expense for the remaining quarters of 2002 is expected to decrease as TCI selectively sells properties.

Advisory fee decreased to $1.4 million in the first quarter of 2002, from $1.5 million in 2001. The decrease was due to a decrease in TCI's gross assets from 2001, the basis for such fee. Advisory fees for the remaining quarters of 2002 are expected to decrease with decreases in TCI's gross assets.

Net income fee to affiliate was $26,000 in the first quarter of 2001. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

General and administrative expenses decreased to $2.2 million in the first quarter of 2002, from $2.4 million in 2001. These decreases were mainly due to a decrease in legal fees and other professional fees.

Tax Matters
-----------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first quarter of 2002 and 2001; therefore, it recorded no provision for income taxes.

Inflation
---------

The effects of inflation on TCI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Inflation (Continued)
---------

inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, TCI's earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt, will be affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

At March 31, 2002, TCI's exposure to a change in interest rates on its debt is as follows:

                                                       Weighted     Effect of 1%
                                                       Average      Increase In
                                         Balance    Interest Rate   Base Rates
                                         -------    -------------   ------------

     Notes payable:
       Variable rate .................  $ 149,099       6.28%         $ 1,491
                                        =========                     =======

     Total decrease in TCI's
       annual net income .............                                $ 1,491
                                                                      =======

     Per share .......................                                $   .18
                                                                      =======

                    ________________________________________

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

In February 1990, TCI, together with Continental Mortgage and Equity Trust ("CMET"), IORI and National Income Realty Trust, three real estate entities with, at the time, the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty

--------------------------

Trust et al., relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

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

In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provisions for the Modification. The Board believes that the provisions of the Settlement, the Modification and Olive Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling was appealed by TCI and IORI.

On October 23, 2001, TCI, IORI and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, the pending appeal has been dismissed and ARI will acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue

--------------------------

one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     None.


(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated April 10, 2002, was filed with respect to Item 5. "Other Events and Regulation FD Disclosures," which reports the Amendment to the Second Amendment to the Modification of Stipulation of Settlement in Olive, et al. v. National Income Realty Trust et al.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     TRANSCONTINENTAL REALTY
                                                     INVESTORS, INC.




Date:       May 15, 2002                          By:   /s/ Ronald E. Kimbrough
     --------------------------                      --------------------------
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