Form 10-Q
period 2002-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2002-08-14
CIK 733590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

                          Commission File Number 1-9240

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                               94-6565852
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas                     75234
    (Address of Principal Executive Office)                      (Zip Code)

                                 (469) 522-4200
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                                 8,072,594
           (Class)                                (Outstanding at July 31, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2002, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. ("TCI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,   December 31,
                                                                2002         2001
                                                              --------   ------------
                                                              (dollars in thousands,
                                                                 except per share)
                         Assets
Real estate held for investment............................   $769,673     $712,832
Less - accumulated depreciation............................    (94,114)     (90,661)
                                                              --------     --------
                                                               675,559      622,171

Real estate held for sale..................................     29,143          516

Notes and interest receivable
   Performing (including $15,085 in 2002 and $1,970 in 2001
      from related parties)................................     33,786       17,620
   Nonperforming, nonaccruing..............................      1,772        5,247
                                                              --------     --------
                                                                35,558       22,867

Less - allowance for estimated losses......................     (1,012)        (818)
                                                              --------     --------
                                                                34,546       22,049

Investment in real estate entities.........................     14,512       14,230

Cash and cash equivalents..................................      1,394       10,346
Other assets (including $3,694 in 2002 and
   $14,170 in 2001 from affiliates and related
   parties)................................................     29,939       39,840
                                                              --------     --------
                                                              $785,093     $709,152
                                                              ========     ========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                              June 30,   December 31,
                                                                2002       2001
                                                              --------   ------------
                                                              (dollars in thousands,
                                                                 except per share)
            Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable.................................   $524,272     $461,037
Liabilities related to assets held for sale................     16,734           --
Other liabilities (including $4,309 in 2002 and $1,068 in
   2001 to affiliates and related parties).................     26,040       25,966
                                                              --------     --------
                                                               567,046      487,003

Commitments and contingencies

Minority interest..........................................      5,609        5,381

Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
      shares; issued and outstanding 5,829
      shares (liquidation preference $583).................         --           --
   Series C; $.01 par value; authorized, issued
      and outstanding 30,000 shares (liquidation
      preference $3,000)...................................         --           --
Common Stock, $.01 par value; authorized, 10,000,000
   shares; issued and outstanding 8,042,594 shares in 2002
   and 2001................................................         80           80
Paid-in capital............................................    271,761      271,761
Accumulated deficit........................................    (58,352)     (55,073)
Accumulated other comprehensive loss.......................     (1,051)          --
                                                              --------     --------

                                                               212,438      216,768
                                                              --------     --------

                                                              $785,093     $709,152
                                                              ========     ========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months   For the Six Months
                                                 Ended June 30,        Ended June 30,
                                              --------------------   -------------------
                                                  2002      2001       2002       2001
                                                -------   -------    --------   --------
                                               (dollars in thousands, except per share)
Property revenue
   Rents (including $34 in 2002 and 2001
      from related parties)................     $29,960   $28,402    $ 58,476   $ 54,502

Property expense
   Property operations (including $1,947
      in 2002 and $1,391 in 2001 to
      affiliates and related parties)......      18,916    15,020      36,276     30,371
                                                -------   -------    --------   --------
Operating income...........................      11,044    13,382      22,200     24,131

Other income
   Interest and other......................         984       670       2,051      1,308
   Equity in (loss) of equity investees....        (291)   (1,019)     (1,567)    (2,392)
                                                -------   -------    --------   --------
                                                    693      (349)        484     (1,084)

Other expense
   Interest................................       9,631     8,148      17,989     16,551
   Depreciation............................       4,889     4,097       9,779      8,056
   Provision for asset impairment..........       1,879        --       1,879         --
   Advisory fee to affiliates..............       1,279     1,439       2,694      2,941
   Net income fee to affiliate.............          --     1,103          --      1,129
   Incentive fee paid to affiliate.........          --     1,577          --      1,577
   General and administrative (including
      $1,854 in 2002 and $1,603 in 2001 to
      affiliates and related parties)......       2,212     3,499       4,414      5,924
   Provision for loss......................         349        --         349         --
   Minority interest.......................         (26)       24         (84)        43
                                                -------   -------    --------   --------
                                                 20,213    19,887      37,020     36,221

Net loss from continuing operations........      (8,476)   (6,854)    (14,336)   (13,174)

Discontinued operations:
   Loss from operations....................        (645)   (1,080)     (1,550)      (928)
   Gain on sale of operations..............       7,085    20,623       9,593     25,833
   Equity in investees gain on sale of
      real estate..........................         183     1,642       3,104      2,916
                                                -------   -------    --------   --------
                                                  6,623    21,185      11,147     27,821

Net income (loss)..........................      (1,853)   14,331      (3,189)    14,647
Preferred dividend requirement.............         (45)       (8)        (90)       (15)
                                                -------   -------    --------   --------

Net income (loss) applicable to Common
   shares..................................     $(1,898)  $14,323    $ (3,279)  $ 14,632
                                                =======   =======    ========   ========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months       For the Six Months
                                                 Ended June 30,            Ended June 30,
                                            -----------------------   -----------------------
                                               2002         2001         2002         2001
                                            ----------   ----------   ----------   ----------
                                                (dollars in thousands, except per share)
Basic earnings per share
   Net loss from continued operations....   $    (1.05)  $     (.79)  $    (1.78)  $    (1.52)

   Discontinued operations ..............          .82         2.45         1.39         3.21
                                            ----------   ----------   ----------   ----------

Net income applicable to Common shares...   $     (.24)  $     1.65   $     (.41)  $     1.69
                                            ==========   ==========   ==========   ==========

Diluted earnings per share
   Net loss from continued operations....   $    (1.05)  $     (.79)  $    (1.78)  $    (1.52)

   Discontinued operations ..............          .80         2.43         1.34         3.19
                                            ----------   ----------   ----------   ----------

Net income (loss) applicable to Common
   shares ...............................   $     (.24)  $     1.64   $     (.41)  $     1.68
                                            ==========   ==========   ==========   ==========

Weighted average Common shares used in
   computing earnings per share
   Basic ................................    8,042,594    8,661,091    8,042,594    8,661,217
   Diluted ..............................    8,291,884    8,734,388    8,296,082    8,734,514

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Accumulated
                                                                         Distributions    Accumulated
                                            Common Stock                  in Excess of       Other
                                         ------------------    Paid-in    Accumulated    Comprehensive   Stockholders'
                                           Shares    Amount    Capital      Earnings         Income          Equity
                                         ---------   ------   --------   -------------   -------------   -------------

                                                            (dollars in thousands, except per share)
Balance, January 1, 2002..............   8,042,594     $80    $271,761     $(55,073)        $    --        $216,768

Unrealized loss on foreign currency
   translation........................          --      --          --           --          (1,051)         (1,051)

   Net loss  .........................          --      --          --       (3,189)             --          (3,189)

Series A Preferred Stock cash
   dividend ($2.50 per share).........          --      --          --          (15)             --             (15)
Series C Preferred Stock cash
   dividend ($2.50 per share).........          --      --          --          (75)             --             (75)
                                         ---------     ---    --------     --------         -------        --------

Balance, June 30, 2002................   8,042,594     $80    $271,761     $(58,352)        $(1,051)       $212,438
                                         =========     ===    ========     ========         =======        ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Six Months
                                                                       Ended June 30,
                                                                   ----------------------
                                                                      2002        2001
                                                                   ---------   ----------
                                                                   (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected (including $133 in 2002 and $70 in
      2001 from related parties) ...............................    $ 64,360    $ 69,805
   Interest collected ..........................................       1,577         700
   Interest paid ...............................................     (19,633)    (20,643)
   Payments for property operations (including $1,947 in 2002
      and $1,391 in 2001 to affiliates and related parties) ....     (39,184)    (40,775)
   Advisory and net income fee paid to affiliate ...............      (2,733)     (3,480)
   Incentive fee paid to affiliate .............................          --      (1,577)
   General and administrative expenses paid (including
      $1,217 in 2002 and $1,603 in 2001 to affiliates and
      related parties) .........................................      (5,557)     (5,917)
   Distributions from operating cash flow of equity
      investees ................................................          --          50
   Other .......................................................          --         453
                                                                    --------    --------
         Net cash used in operating activities .................      (1,170)     (1,384)

Cash Flows from Investing Activities
   Collections on notes receivable (including $1,333 in
      2002 from related parties) ...............................       7,340       2,531
   Funding of notes receivable (including $14,480 in 2002
      to related parties) ......................................     (16,219)     (5,000)
   Acquisition of real estate (including $690 in 2002
      and $130 in 2001 to affiliates and related parties) ......      (5,317)     (1,815)
   Real estate improvements ....................................      (2,778)     (5,524)
   Real estate construction ....................................     (29,070)         --
   Proceeds from sale of real estate ...........................      35,842      56,530
   Deposits on pending purchases and financings ................      (1,123)     (3,049)
   Contributions to equity investees ...........................          --      (1,931)
                                                                    --------    --------
         Net cash provided by (used in) investing activities ...     (11,325)     41,742

Cash Flows from Financing Activities
   Payments on notes payable ...................................     (45,613)    (34,571)
   Proceeds from notes payable .................................      64,642       4,600
   Deferred financing costs (including $54 in 2002 and
      $45 in 2001 to affiliates and related parties) ...........      (1,610)       (524)
   Payments to advisor .........................................     (18,169)     (2,510)
   Advance from affiliate ......................................       4,383          56
   Dividends to stockholders ...................................         (90)        (15)
                                                                    --------    --------
         Net cash provided by (used in) financing activities ...       3,543     (32,964)

Net increase (decrease) in cash and cash equivalents ...........      (8,952)      7,394
Cash and cash equivalents, beginning of period .................      10,346      22,323
                                                                    --------    --------
Cash and cash equivalents, end of period .......................    $  1,394    $ 29,717
                                                                    ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                               For the Six Months
                                                                 Ended June 30,
                                                             ----------------------
                                                                2002        2001
                                                             ---------   ----------
                                                             (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
   operating activities
Net income ...............................................    $ (3,189)   $ 14,647
Adjustments to reconcile net income (loss) to net cash
   used in operating activities
   Depreciation and amortization .........................      10,290      10,049
   Provision for loss ....................................         349          --
   Gain on sale of real estate ...........................     (12,697)    (28,749)
   Provision for asset impairment ........................       1,879          --
   Equity in loss of equity investees ....................       1,567       2,366
   Distributions from operating cash flow of equity
      investees ..........................................          --          50
   Increase in interest receivable .......................        (354)        (55)
   Decrease in other assets ..............................         968       1,376
   Increase (decrease) in interest payable ...............         (58)        221
   Increase (decrease) in other liabilities ..............          75      (1,289)
                                                              --------    --------

      Net cash used in operating activities ..............    $ (1,170)   $ (1,384)
                                                              ========    ========

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate .........    $ 56,405    $  1,051

Notes payable assumed by buyer on sale of real estate ....          --     (26,060)

Limited partnership interest received on
   sale of real estate ...................................          --       2,050

Notes receivable provided on sale of real estate .........       4,000          --

Real estate received on exchange with related party ......       4,145          --

Real estate exchanged with related party .................      (4,145)         --

Real estate received from related party as forgiveness
   of debt ...............................................      79,287          --

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

Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Certain balances for 2001 have been reclassified to conform to the 2002 presentation.

On January 1, 2002, TCI adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement superceded Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for business segments that are to be disposed. SFAS 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial position or results of operations of TCI.

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require TCI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of TCI.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. BASIS OF PRESENTATION (Continued)

In June 2002, the FASB issued SFAS No. 146, "Accounting for costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. TCI will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

NOTE 2. REAL ESTATE

In 2002, TCI purchased the following properties:

                                                   Units/        Purchase   Net Cash      Debt        Interest     Maturity
       Property               Location          Sq.Ft./Acres      Price       Paid      Incurred        Rate         Date
----------------------   ------------------   ---------------   ---------   --------   ----------    ---------    ---------
First Quarter
Apartments
Blue Lakes Villas/(1)/   Waxahachie, TX             186 Units    $ 1,012     $1,048    $    --           -- %         --
Echo Valley/(1)/         Dallas, TX                 216 Units        787        788         --           --           --
Spy Glass/(1)/           Mansfield, TX              256 Units      1,280      1,042        208         7.50        08/43
Rasor/(1)//(2)/          Plano, TX                  200 Units      2,319        310         --           --           --

Shopping Center
Oak Tree Village/(2)/    Lubbock, TX            45,623 Sq.Ft.      1,467        196      1,389/(3)/    8.48        11/07

Land
Lakeshore Villas/(2)/    Humble, TX               16.89 Acres        947        127         --           --           --

Second Quarter
Apartments
DeSoto Ranch/(1)/        DeSoto, TX                 248 Units      1,364      1,489      2,246         7.18        12/43

Office Building
Centura/(4)/             Farmers Branch, TX    410,901 Sq.Ft.     50,000         --     43,739/(3)/   13.00/(5)/   07/02/(6)/

Land
Hollywood Casino/(4)/    Dallas, TX               42.64 Acres     16,987         --      6,222/(3)/    9.50        03/03
Marine Creek/(4)/        Ft. Worth, TX               54 Acres      3,700         --      1,500/(3)/    9.00        01/03
Mason Park/(4)/          Houston, TX                 18 Acres      2,790         --      2,600/(3)/   14.00        04/02/(6)/
Nashville/(4)/           Nashville, TN            16.57 Acres      1,890         --        955/(3)/   15.50        07/03
Palm Desert/(4)/         Palm Desert, CA             61 Acres      3,920         --         --           --           --

----------
/(1)/  Land purchased for apartment construction.
/(2)/ Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza on Bachman Creek Retail Center.
/(3)/  Assumed debt.
/(4)/  Property received from ARI, a related party, for forgiveness of debt.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2. REAL ESTATE (Continued)

/(5)/ Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
/(6)/  Extension negotiations are currently under way on these loans.

In the first six months of 2001, TCI purchased the following properties:

                                              Units/       Purchase    Net Cash      Debt      Interest   Maturity
     Property             Location         Acres/Sq.Ft.     Price        Paid      Incurred      Rate       Date
------------------   ------------------   -------------   ---------    --------   ---------    --------   --------
Apartments
Courtyard            Midland, TX            133 Units     $1,425        $  345    $1,051/(1)/    9.25%      04/06
Limestone Ranch      Lewisville, TX         10.5 Acres       505/(2)/       --        --           --          --

Land
Solco-Valley Ranch   Dallas, TX             6.07 Acres     1,454         1,525        --           --          --
Mira Lago            Farmers Branch, TX     8.88 Acres       541/(2)/       --        --           --          --

----------
/(1)/  Assumed debt.
/(2)/ Land was received from a related party in exchange for the Glenwood Apartments.

In 2002, TCI sold the following properties:

                                                           Sales    Net Cash      Debt       Gain/(Loss)
      Property             Location       Units/Sq.Ft.     Price    Received   Discharged      on Sale
--------------------   ---------------   --------------   -------   --------   ----------   ------------
First Quarter
Apartments
Primrose               Bakersfield, CA        162 Units   $ 5,000    $1,722      $ 2,920        $ 659

Office Building
Hartford               Dallas, TX        174,513 Sq.Ft.     4,000        --           --           --/(1)/

Industrial Warehouse
Central Storage        Dallas, TX        216,035 Sq.Ft.     4,000     2,095        1,063        1,241

Shopping Center
Plaza on Bachman
    Creek/(2)/         Dallas, TX         80,278 Sq.Ft.     4,707        --           --           --

Second Quarter
Apartments
Southgreen             Bakersfield, CA        80 Units      3,600     1,011        2,381         (72)

Office Building
Jefferson              Clear Lake, TX     78,159 Sq.Ft.    16,550     5,957        9,679        3,421
Nasa                   Washington, DC     71,877 Sq.Ft.     2,600     2,341           --        1,341
Windsor Plaza          Windcrest, TX      80,522 Sq.Ft.     4,250     3,813           --          895

Third Quarter
Apartments
4242 Cedar Springs     Dallas, TX              76 Units     2,600       971        1,288        1,252
Camelot                Largo, FL              120 Units     5,263     1,616        3,268        1,517
Country Crossing       Tampa, FL              227 Units     5,800     1,836        3,726        3,142

----------
/(1)/ Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2. REAL ESTATE (Continued)

/(2)/ Property was exchanged with ARI, a related party, for the Oak Tree Village
      Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

In the first six months of 2001, TCI sold the following properties:

                                          Units/Sq.Ft./      Sales      Net Cash       Debt         Gain/(Loss)
      Property             Location           Acres          Price      Received    Discharged        on Sale
--------------------   ---------------   --------------   ----------    --------   ------------    -------------
Apartments
Bent Tree Gardens      Addison, TX            204 Units   $ 9,000        $2,669      $ 6,065/(3)/      $  601
Fontenelle Hills       Bellevue, NE           338 Units    16,500         3,680       12,454/(3)/       4,565
Forest Ridge           Denton, TX              56 Units     2,000           682        1,151            1,014
Glenwood               Addison, TX            168 Units     3,659/(2)/       --        2,537/(3)/          --
Heritage               Tulsa, OK              136 Units     2,286           206        1,948            1,575
McCallum Glen          Dallas, TX             275 Units     8,450         2,633        5,004/(3)/       1,375/(4)/
Park at Colonade       San Antonio, TX        211 Units     5,800           927        4,066            1,052/(1)/

Industrial Warehouse
Zodiac                 Dallas, TX         35,435 Sq.Ft.       762           183          564              167
Technology Trading     Sterling, VA      197,659 Sq.Ft.    10,775         4,120        6,214            4,163

Office Buildings
Daley                  San Diego, CA      64,425 Sq.Ft.     6,211         2,412        3,346              836
Waterstreet            Boulder, CO       106,257 Sq.Ft.    22,250         7,126       12,949            9,154

Land
McKinney 36            McKinney, TX         1.822 Acres       476           476           --              355
Moss Creek             Greensboro, NC        4.79 Acres        15            13           --              (71)
Round Mountain         Austin, TX           110.0 Acres     2,560         2,455           --            1,047

----------
/(1)/ Excludes a $550,000 deferred gain from a limited partnership interest in the sold property.

/(2)/ The Glenwood Apartments were exchanged with ARI, a related party, for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
/(3)/ Debt assumed by purchaser.
/(4)/ Excludes a $1.5 million deferred gain from a limited partnership interest in the sold property.

At June 30, 2002, TCI had the following apartment properties under construction:

                                                                   Additional   Construction
                                                         Amount      Amount         Loan
       Property             Location      Units/Rooms   Expended   to Expend       Funding
---------------------   ---------------   -----------   --------   ----------   ------------
Blue Lake Villas        Waxahachie, TX     186 Units     $5,368      $ 7,222       $10,736
DeSoto Ranch            DeSoto, TX         248 Units      1,845       16,663        16,273
Echo Valley             Dallas, TX         216 Units      1,084       13,135        12,509
Falcon Lakes            Arlington, TX      284 Units      1,850       13,895        13,469
River Oaks              Wiley, TX          180 Units      2,736        9,255        10,023
Sendero Ridge           San Antonio, TX    384 Units      6,914       21,747        24,420
Spyglass                Mansfield, TX      256 Units      2,786       15,217        16,017
Tivoli                  Dallas, TX         190 Units      7,254        6,180        11,000
Verandas at City View   Fort Worth, TX     314 Units      5,906       17,049        19,393
Waters Edge IV          Gulfport, MS        80 Units      3,683          400            --

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2. REAL ESTATE (Continued)

In the second quarter of 2002, TCI completed the 252 unit Limestone Ranch in Lewisville, Texas, and the 165 room Hotel Akademia in Wroclaw, Poland.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Center Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI.

Also in January 2002, a mortgage loan with a principal balance of $608,000 was paid off, including accrued but unpaid interest. With the payoff of the note, TCI recognized a previously deferred gain on the sale of the property of $608,000.

In August 2001, TCI agreed to fund up to $5.6 million under a revolving line of credit secured by an office building in Dallas, Texas. In 2002, TCI funded an additional $1.3 million of the line of credit. At June 30, 2002, TCI had funded a total of $3.1 million of the note.

In February 2002, TCI sold a $2.0 million senior participation interest in a loan secured by a second lien on a retail center in Montgomery County, Texas to Income Opportunity Realty Investors, Inc. ("IORI"), a related party. TCI and IORI will receive 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI extended the loan until April 2002, receiving $23,000 as an extension fee. In April 2002, TCI extended the loan until July 2002, receiving $6,500 as an extension fee. In July 2002, the loan was extended until September 2002 and TCI received $6,500 as an extension fee.

Also in February 2002, TCI funded an additional $231,000 to Sendera Ranch, under a loan secured by 1,714.16 acres of unimproved land in Tarrant County, Texas. In March 2002, TCI received a $2.4 million payment from Sendera Ranch. TCI received $1.8 million as a principal paydown, $277,000 as accrued interest, and $323,000 as a partnership distribution.

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

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation ("One Hickory"), Garden Confederate Point, LP ("Confederate Point"), Garden Foxwood, LP ("Foxwood"), and Garden Woodsong, LP ("Woodsong"), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Center Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

In July 2002, the Woodsong Apartments were sold. TCI received $2.6 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable.

In May 2002, a mortgage loan with a principal balance of $1.5 million was paid off, including accrued but unpaid interest. TCI agreed to a 5% discount on the note and recognized a loss of $75,000 from the note. TCI also recognized a previously deferred gain of $1.5 million on the sale of the property.

In July 2002, a mortgage loan with a principal balance of $2.2 million was paid off, including accrued but unpaid interest.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Prior to the first quarter of 2002, TCI accounted for its investments in Tri-City, Nakash and Jor-Trans on the equity method. TCI is a 63.7% limited partner and IORI is a 36.3% general partner in Tri-City, and TCI is a 60% general partner and IORI is a 40% limited partner in Nakash. TCI owns a non-controlling 55% limited and general partnership interest in Jor-Trans. TCI and IORI have the same Board of Directors and the same executive officers. Consequently, because TCI has significant influence and a greater than 50% ownership over the operations of Tri-

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES (Continued)

City, Nakash and Jor-Trans, the operations of the partnership have been consolidated. In the first quarter of 2002, TCI began accounting for its investment in Tri-City, Nakash and Jor-Trans using a consolidated basis. The effect of these consolidations increased TCI's assets, liabilities, and minority interest by $5.4 million, $3.9 million and $1.5 million, respectively.

Real estate entities. TCI's investment in real estate entities at June 30, 2002, included equity securities of two publicly traded real estate entities, IORI and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), TCI's advisor, also serves as advisor to IORI and ARI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI's investment in real estate entities, accounted for using the equity method, at June 30, 2002, was as follows:

                  Percentage       Carrying       Equivalent
                   of TCI's        Value of        Investee       Market Value
                 Ownership at   Investment at   Book Value at   of Investment at
   Investee     June 30, 2002   June 30, 2002   June 30, 2002     June 30, 2002
-------------   -------------   -------------   -------------   ----------------
IORI.........       24.0%          $ 4,475         $ 9,469           $ 6,206
ARI..........        6.5%            9,526           4,949             8,344
                                   -------         -------           -------
                                    14,001         $14,418           $14,550
                                                   =======           =======

Other........                          511
                                   -------
                                   $14,512
                                   =======

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first six months of 2002 and 2001.

                                                       2002       2001
                                                     --------   --------
Revenues .........................................   $ 85,675   $ 90,650
Equity in income of partnerships .................       (923)     5,708
Property operating expenses ......................    (71,363)   (74,585)
Depreciation .....................................     (8,551)    (9,437)
Interest expense .................................    (38,569)   (40,282)
                                                     --------   --------
Loss before gains on sale of real estate .........    (33,731)   (27,946)

Gain on sale of real estate ......................     28,374     46,291
                                                     --------   --------
Net income (loss).................................   $ (5,357)  $ 18,345
                                                     ========   ========

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES (Continued)

TCI's share of equity investees' loss before gains on the sale of real estate was $291,000 and $1.6 million for the three and six months ended June 30, 2002, and its share of equity investees' gains on sale of real estate was $183,000 and $3.1 million for the three and six months ended June 30, 2002.

NOTE 5. OTHER ASSETS

Related Party. From time-to-time, TCI and its affiliates and related parties have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI's financial statements as other assets. At June 30, 2002, TCI had receivables of $1.6 million, $1.8 million and $146,000 from BCM, GS Realty Services, Inc. and ARI, respectively, and payables of $3.9 million and $389,000 to IORI and GS Realty Services, Inc., respectively.

NOTE 6. NOTES AND INTEREST PAYABLE

In 2002, TCI refinanced the following properties:

                                                                                  Net Cash
                                                           Debt         Debt      Received/   Interest    Maturity
       Property            Location      Sq.Ft./Units    Incurred    Discharged     (Paid)      Rate        Date
---------------------   -------------   -------------   ---------    ----------   ---------   --------    --------
First Quarter
Industrial Warehouse
Addison Hanger/(1)/     Addison, TX     23,650 Sq.Ft.   $2,687         $1,580       $   942   6.75%/(2)/    02/07

Second Quarter
Apartments
Paramount Terrace       Amarillo, TX        181 Units    2,700          2,797          (214)  6.63 /(2)/    07/04
Verandas at City View   Ft. Worth, TX       314 Units    2,779/(3)/     2,197        (2,224)  7.00          03/44

----------
/(1)/ The mortgage is cross-collateralized with the 29,000 sq. ft. Addison
      Hanger II in Addison, Texas.
/(2)/ Variable interest rate.
/(3)/ The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.

In April 2002, TCI sold 12 residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 75 unit Apple Lane Apartments in Lawrence, Kansas; the 195 unit Arbor Point Apartments in Odessa, Texas; the 264 unit Fairway View Estates Apartments in El Paso, Texas; the 152 unit Fairways Apartments in Longview, Texas; the 166 unit Fountain Lake Apartments in Texas City, Texas; the 172 unit Fountains of Waterford Apartments in Midland, Texas; the 122 unit Harper's Ferry Apartments in Lafayette, Louisiana; the 108 unit Oak Park IV Apartments in Clute, Texas; the 131 unit Quail Oaks Apartments in Balch Springs, Texas; the 300 unit Sunchase Apartments in Odessa, Texas; the 180 unit Timbers Apartments in Tyler, Texas; and the

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. NOTES AND INTEREST PAYABLE (Continued)

112 unit Willow Creek Apartments in El Paso, Texas. Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." TCI will continue to report the assets and the new debt incurred by the Metra partnerships on the TCI financial statements. The sales price for the properties totaled $37.6 million. TCI received net cash of $10.5 million after paying off the existing debt of $18.0 million and various closing costs. The new debt of $30.3 million bears interest at 7.57% per annum, requires monthly interest only payments of $212,000 and matures in May 2012. TCI also received $8.0 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.

In August 2002, the lender on three of TCI's Chicago hotel properties notified TCI that TCI was in default under the provisions of the loan agreement regarding timely payment and debt service coverage ratio. Management is negotiating with the lender and expects to resolve the issue.

NOTE 7. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and equity gains on sales of real estate which totaled $876,000 and $3.6 million for the three and six months ended June 30, 2002, and $1.3 million and $1.8 million for the three and six months ended June 30, 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive, advisory, net income fees and discontinued operations which totaled $4.5 million and $8.9 million for the three and six months ended June 30, 2002, and $8.7 million and $12.5 million for the three and six months ended June 30, 2001. Also excluded from segment assets are assets of $81.1 million at June 30, 2002, and $106.3 million at June 30, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2002 and 2001, and each segment's assets at June 30.

        Three Months Ended                    Commercial
          June 30, 2002               Land    Properties   Apartments    Hotels      Total
---------------------------------   -------   ----------   ----------   -------   -----------
Rents............................   $   131    $ 15,336     $ 12,844    $ 1,649   $ 29,960
Property operating expenses......       343       8,607        8,451      1,515     18,916
                                    -------    --------     --------    -------   --------
Operating income (loss)..........   $  (212)   $  6,729     $  4,393    $   134   $ 11,044
                                    =======    ========     ========    =======   ========

Interest.........................   $   191    $  4,442     $  4,312    $   686   $  9,631
Depreciation.....................         7       3,267        1,276        339      4,889
Real estate improvements.........        62       1,093       13,035      2,182     16,372
Provision for asset impairment...       707          --        1,172         --      1,879
Assets...........................    91,931     330,401      246,404     35,966    704,702

                                              Commercial
Property Sales:                               Properties   Apartments                Total
                                              ----------   ----------             -----------
Sales price......................              $ 23,400     $  3,600              $ 27,000
Cost of sales....................                17,743        2,172                19,915
                                               --------     --------              --------
Gain on sale.....................              $  5,657     $  1,428              $  7,085/(1)/
                                               ========     ========              ========

----------
(1)  Includes $1.5 million of previously deferred gains on sale of real estate.

         Six Months Ended                     Commercial
          June 30, 2002               Land    Properties   Apartments    Hotels      Total
---------------------------------   -------   ----------   ----------   -------   -----------
Rents............................   $   288    $ 30,482     $ 25,169    $ 2,537   $ 58,476
Property operating expenses......       710      16,971       16,232      2,363     36,276
                                    -------    --------     --------    -------   --------
Operating income (loss)..........   $  (422)   $ 13,511     $  8,937    $   174   $ 22,200
                                    =======    ========     ========    =======   ========

Interest.........................   $   369    $  8,885     $  7,737    $   998   $ 17,989
Depreciation.....................         7       6,576        2,555        641      9,779
Real estate improvements.........       102       2,630       23,344      5,772     31,848
Provisions for asset impairment..       707          --        1,172         --      1,879
Assets...........................    91,931     330,401      246,404     35,966    704,702

                                              Commercial
Property Sales:                               Properties   Apartments                Total
                                              ----------   ----------             -----------
Sales price......................              $ 36,107     $  8,600              $ 44,707
Cost of sales....................                29,209        5,905                35,114
                                               --------     --------              --------
Gain on sale.....................              $  6,898     $  2,695              $  9,593/(2)/
                                               ========     ========              ========

----------
(2)  Includes $2.1 million of previously deferred gains on sale of real estate.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)

        Three Months Ended                    Commercial
          June 30, 2001               Land    Properties   Apartments    Hotels      Total
---------------------------------   -------   ----------   ----------   -------   -----------
Rents............................   $   186    $ 15,494     $ 10,773    $ 1,949   $ 28,402
Property operating expenses......         4       8,097        5,769      1,150     15,020
                                    -------    --------     --------    -------   --------
Operating income.................   $   182    $  7,397     $  5,004    $   799   $ 13,382
                                    =======    ========     ========    =======   ========

Interest.........................   $   182    $  4,884     $  2,745    $   337   $  8,148
Depreciation.....................        --       2,768        1,048        281      4,097
Real estate improvements.........     2,943       1,033           47         73      4,096
Assets...........................    60,913     318,983      184,129     19,614    583,639

                                              Commercial
Property Sales:                      Land     Properties   Apartments                Total
                                    -------   ----------   ----------             -----------
Sales price......................   $    15    $ 39,236     $  37,609             $ 76,860
Cost of sales....................        86      25,083        31,068               56,237
                                    -------    --------     --------              --------
Gain (loss) on sale..............   $   (71)   $ 14,153     $   6,541             $ 20,623
                                    =======    =========    =========             ========

         Six Months Ended                     Commercial
          June 30, 2001               Land    Properties   Apartments    Hotels      Total
---------------------------------   -------   ----------   ----------   -------   -----------
Rents............................   $   320    $ 29,936     $ 20,967    $ 3,279   $ 54,502
Property operating expenses......       411      15,824       11,788      2,348     30,371
                                    -------    --------     --------    -------   --------
Operating income (loss)..........   $   (91)   $ 14,112     $  9,179    $   931   $ 24,131
                                    =======    ========     ========    =======   ========

Interest.........................   $   359    $  9,907     $  5,587    $   698   $ 16,551
Depreciation.....................        --       5,416        2,107        533      8,056
Real estate improvements.........     2,943       2,284           81        216      5,524
Assets...........................    60,913     318,983      184,129     19,614    583,639

                                              Commercial
Property Sales:                       Land    Properties   Apartments               Total
                                    -------   ----------   ----------             --------
Sales price......................   $ 3,051    $ 39,998     $ 47,695              $ 90,744
Cost of sales....................     1,720      25,678       37,513                64,911
                                    -------    --------     --------              --------
Gain on sale.....................   $ 1,331    $ 14,320     $ 10,182              $ 25,833
                                    =======    ========     ========              ========

NOTE 8. DISCONTINUED OPERATIONS

Effective January 1, 2002, TCI adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

For the three and six months ended June 30, 2002 and 2001, income from discontinued operations relates to 11 properties that TCI sold during

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. DISCONTINUED OPERATIONS (Continued)

2002, 26 properties that TCI sold during 2001, and 11 parcels of land designated as held-for-sale. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                     For the Three Months   For the Six Months
                                                        Ended June 30,        Ended June 30,
                                                     --------------------   ------------------
                                                        2002      2001        2002      2001
                                                       ------   -------     -------   -------
Revenue
   Rental.........................................     $1,509   $ 7,970     $ 3,861   $17,136
   Property operations............................      1,302     5,309       3,410    10,354
                                                       ------   -------     -------   -------
                                                          207     2,661         451     6,782

Expenses
   Interest.......................................        693     2,783       1,491     5,591
   Depreciation...................................        159       958         510     2,119
                                                       ------   -------     -------   -------
                                                          852     3,741       2,001     7,710
                                                       ------   -------     -------   -------

Net loss from discontinued operations before
   gains on sale of real estate...................       (645)   (1,080)     (1,550)     (928)

   Gain on sale of operations.....................      7,085    20,623       9,593    25,833
   Equity in investees gain on sale of real
      estate......................................        183     1,642       3,104     2,916
                                                       ------   -------     -------   -------

Net income from discontinued operations...........     $6,623   $21,185     $11,147   $27,821
                                                       ======   =======     =======   =======

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that TCI will generate excess cash from operations in 2002 due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of TCI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first two quarters of 2002 and 2001; therefore, it recorded no provision for income taxes.

                                   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of TCI's financial condition and results of operations and require management's most difficult, complex or subjective judgements. TCI's critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. TCI's estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. TCI's estimates are subject to revision as market conditions and TCI's assessments of them change. In the second quarter of 2002, TCI recognized $1.9 million as impairment losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

TCI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and TCI's assessment of its ability to meet its lease or interest obligations. TCI's estimate of the required allowance, which is reviewed on a quarterly basis is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.4 million at June 30, 2002, compared with $10.3 million at December 31, 2001. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2002, compared to $1.4 million for the six months ended June 30, 2001. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

Cash from property operations (rents collected less payments for expenses applicable to rental income) was $25.2 million in the six months ended June 30, 2002, compared to $29.0 million for the six months ended June 30, 2001.

Rents collected decreased by $5.4 million in the six months ended June 30, 2002 from 2001. Of this decrease, $9.5 million and $3.3 million was due to the sale of 19 apartments and 13 commercial properties, respectively, in 2002 and 2001. Increases in rents collected of $4.4 million were due to the purchase of six properties in 2002 and 2001, and the completion of the Limestone Ranch Apartments and Hotel Akademia in 2002. Rents collected also increased by $435,000 due to overall increased rents and stable occupancies at TCI's apartments and by $2.5 million due to lease buy outs and collections of outstanding receivables at TCI's commercial properties.

Payments for property operations decreased to $39.2 million in the six months ended June 30, 2002, compared to $40.8 million in 2001. Of this decrease, $5.5 million and $1.6 million was due to the sale of 19 apartments and 13 commercial properties, respectively, in 2002 and 2001 and $457,000 was due to decreased operations at the U.S. hotels. This increase was offset by increases of $455,000 and $687,000 due to the completion of the Limestone Ranch Apartments and Hotel

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Akademia, respectively, in the second quarter of 2002. Increases of $2.7 million were due to the purchase of five existing apartments in 2001 and $88,000 was due to the purchase of one shopping center in 2002. Payments for property operations also increased by $1.1 million, $637,000 and $300,000 at TCI's apartments, commercial and land properties, respectively. These increases were mainly from increased taxes and insurance payments.

Interest collected increased to $1.6 million in the six months ended June 30, 2002, from $700,000 in 2001. The increase was primarily due TCI funding of seven loans in 2001 and seven loans in 2002.

Interest paid decreased to $19.6 million in the six months ended June 30, 2002, from $20.6 million in the six months ended June 30, 2001. Of the decrease, $4.3 million was from the sale of 27 properties in 2002 and 2001 subject to debt, and $100,000 was from loan payoffs and principal paydowns in 2002 and 2001. These decreases were offset by increases of $1.6 million from the purchase of seven properties in 2002 and 2001 subject to debt, and $1.6 million was due to the refinancing of 14 properties in 2002 and one property in 2001.

Advisory, incentive and net income fees paid decreased to $2.7 million in the six months ended June 30, 2002, from $5.1 million in the six months ended June 30, 2001. The decrease was primarily due to no incentive or net income fees paid in 2002. The incentive fee is equal to 10% of the amount by which the aggregate sales consideration for all TCI's properties sold during the year exceeds the total cost of the property plus a simple 8% annual return to TCI's net investment in such property.

General and administrative expenses paid decreased to $5.6 million in the six months ended June 30, 2002, from $5.9 million in the six months ended June 30, 2001. This decrease was mainly due to a decrease in legal fees and cost reimbursements to the advisor.

In the first six months of 2002, TCI sold two apartments, one warehouse, one shopping center and four office buildings for a total of $44.7 million, receiving net cash of $16.9 million after the payoff of existing debt and the payment of various closing costs.

Also in the first six months of 2002, TCI financed an industrial warehouse and 14 apartments for a total of $38.5 million, receiving $9.0 million in cash after the payment of various closing costs.

Further in the first six months of 2002, TCI purchased five parcels of unimproved land for apartment construction, one shopping center, one office building and six parcels of unimproved land for a total of $88.5 million. TCI paid $5.0 million in cash, including various closing costs, assumed existing mortgage debt of $56.4 million and acquired new debt of $2.5 million for the purchases. TCI also expended $28.5 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

on property construction, of which $21.2 million was funded by debt. For the remainder of 2002 and the first quarter of 2003, TCI expects to expend an additional $121.3 million on property construction projects, of which $113.5 million will be funded by debt.

Also in the first six months of 2002, TCI advanced funds to affiliated parties, including its advisor, for a total of $38.7 million. For this funding, TCI received 12% return guarantees for $14.4 million, and real estate valued at $79.3 million and assumed the existing debt of $55.0 million.

In the third quarter of 2002, TCI sold three apartments for a total of $16.9 million, receiving net cash of $4.4 million after the payoff of existing debt and the payment of various closing costs, and received $4.8 million on the payment of two mortgage loans.

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

Results of Operations

TCI had net losses of $1.9 million and $3.2 million in the three and six months ended June 30, 2002, including gains on sale of real estate totaling $7.2 million and $12.7 million, compared to net income of $14.3 million and $14.6 million in the corresponding periods in 2001, including gains on sale of real estate totaling $22.3 million and $28.7 million. Fluctuations in this and other components of revenues and expense between the 2002 and 2001 periods are discussed below.

Rents in the three months ended June 30, 2002, increased to $30.0 million compared to $28.4 million in 2001. Of this increase, $1.8 million and $140,000 was due to the purchase of five existing apartments and one shopping center, respectively, in 2002 and 2001, and $378,000 and $181,000 was due to the completion of the Limestone Ranch Apartments and Hotel Akademia, respectively, in the second quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

2002. Rents also increased by $42,000 due to increased rents and stable occupancies at TCI's apartments. These increases were offset by decreases of $463,000 and $478,000 due to decreases in occupancies at TCI's commercial properties and four U.S. hotels, respectively. Occupancies decreased to 79% in the second quarter of 2002 compared to 86% in the second quarter of 2001 from commercial properties located in Texas, Georgia, Florida and Virginia. These properties represented approximately 43% of the revenues in TCI's commercial portfolio.

Rents in the six months ended June 30, 2002, increased to $58.5 million compared to $54.5 million in 2001. Of this increase, $4.5 million was due to the purchase of six properties in 2002 and 2001, and the completion of the Limestone Ranch Apartments and Hotel Akademia in 2002. Rents also increased by $363,000 due to overall increased rents and stable occupancies at TCI's apartments. These increases were offset by decreases of $923,000 due to decreases in occupancies at TCI's four U.S. hotels. Overall occupancies for the commercial portfolio remained constant for the six months ended June 30, 2002. However, occupancies decreased to 80% from 86% in the six months ended June 30, 2002, from commercial properties located in Texas, Georgia, Florida and Virginia. These properties represented approximately 44% of the revenues in TCI's commercial portfolio. Rents are expected to remain constant or decrease in the remaining quarters of 2002 as commercial occupancies continue to decrease.

Property operations expense increased to $18.9 million and $36.3 million in the three and six months ended June 30, 2002, compared to $15.0 million and $30.4 million in 2001. Of these three and six month increases, $455,000 and $487,000 was due to the completion of the Limestone Ranch Apartments and Hotel Akademia, respectively, in the second quarter of 2002. Increases of $1.2 million and $2.7 million for the quarter and six months, were due to the purchase of five existing apartments in 2001 and $74,000 and $88,000 was due to the purchase of one shopping center in 2002. Property operations expenses for TCI's apartments increased by $881,000 and $1.1 million in the three and six months ended June 30, 2002. These increases include $301,000 and $550,000 from taxes and insurance, $247,000 and $293,000 from replacements and $137,000 and $264,000 from personnel expenses. Property operations expenses for TCI's commercial properties increased by $559,000 and $1.2 million in the three and six months ended June 30, 2002. These increases include $314,000 and $473,000 from taxes and insurance, $155,000 and $405,000 from repairs and $171,000 and $318,000 from personnel expenses. Property operations expenses for TCI's land properties increased by $299,000 and $330,000 in the three and six months ended June 30, 2002, due to increased taxes. These increases were offset by decreases of $106,000 and $459,000 due to decreases in occupancies from the U.S. hotels. Property operations expenses for the remaining quarters of 2002 are expected to increase as TCI continues to upgrade its apartments and improve its commercial leasing potential.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest and other income increased to $984,000 and $2.1 million in the three and six months ended June 30, 2002, compared to $670,000 and $1.3 million in 2001. The increase was primarily due to TCI funding seven loans in 2001 and seven loans in 2002. Interest income for the remaining quarters of 2002 are expected to increase from the additional loans funded in 2002.

Equity in losses of investees decreased to $291,000 and $1.6 million in the three and six months ended June 30, 2002 from $1.0 million and $2.4 million in the three and six months ended June 30, 2001. The decrease in losses from equity investees is primarily attributed to decreased operating losses at ARI.

Interest expense increased to $9.6 million in the three months ended June 30, 2002, from $8.1 million in 2001. Of this increase, $796,000 was due to prepayment fees related to the refinancing of 14 properties in 2002, $947,000 was due to the purchase of eight properties subject to debt in 2002 and 2001, $40,000 was due to the refinancing of one commercial property in 2002, and $192,000 was due to the refinancing of 13 apartments in 2002. The increases were offset by decreases of $90,000 and $365,000 due to lower variable rates and principal paydowns at TCI's apartments and commercial properties, respectively.

Interest expense increased to $18.0 million in the six months ended June 30, 2002, compared to $16.6 million in 2001. Of this increase, $796,000 was due to prepayment fees related to the refinancing of 14 properties in 2002, $1.8 million was due to the purchase of eight properties subject to debt in 2002 and 2001, $40,000 was due to the refinancing of one commercial property in 2002, and an increase of $192,000 was due to the refinancing of 12 apartment properties in 2002. These increases were offset by decreases of $357,000 and $970,000 due to lower variable interest rates and principal paydowns at TCI's apartments and commercial properties, respectively.

Depreciation expense increased to $4.9 million and $9.8 million in the three and six months ended June 30, 2002, from $4.1 million and $8.1 million in 2001. Of these increases, $281,000 and $558,000 were due to the purchase of five apartments in 2002 and 2001 and $103,000 and $168,000 were due to the completion of the Limestone Ranch Apartments and Hotel Akademia in 2002. Increases of $353,000 and $892,000 were due to building and tenant improvements at TCI's commercial properties, and increases of $31,000 and $81,000 were due improvements at TCI's hotels. Depreciation expense for the remaining quarters of 2002 is expected to increase as TCI completes its apartment construction projects.

For the three and six months ended June 30, 2002, TCI recorded a $1.9 million provision for asset impairment representing the write down of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

certain operating properties to current estimated fair value. These assets include the following properties:

                                                       Fair    Property   Costs to
       Property            Location     Units/Acres    Value     Basis      Sell     Impairment
----------------------   ------------   -----------   ------   --------   --------   ----------
Apartments
Apple Lane               Lawrence, KS      75 Units   $1,580    $1,593      $238        $251
Fairway View             El Paso, TX      264 Units    5,700     5,242       863         405
Fountains of Waterford   Midland, TX      172 Units    1,900     2,006       285         391
Sunchase                 Odessa, TX       300 Units    4,100     3,479       746         125

Land
Red Cross                Dallas, TX      2.89 Acres    8,400     8,348       758         707

The Red Cross land is under contract to sell and the sales price was used as fair value. The fair value determined for the four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties.

Advisory fee decreased to $1.3 million and $2.7 million in the three and six months ended June 30, 2002, from $1.4 million and $2.9 million in 2001. These decreases were due to a decrease in TCI's gross assets, the basis for such fee. Advisory fees are expected to decrease with decreases in TCI's gross assets.

Net income fee to affiliate was $1.1 million in the three and six months ended June 30, 2001. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income. TCI had a net loss for the six months ended June 30, 2002 and no such fee has been accrued.

Incentive fee to affiliate was $1.6 million in the three and six months ended June 30, 2001. The incentive fee is payable to TCI's advisor based on 10% of aggregate sales consideration less TCI's cost of all properties sold during the year. In the six months ended June 30, 2002, the criteria for the fee has not been met.

General and administrative expenses decreased to $2.2 million and $4.4 million in the three and six months ended June 30, 2002, from $3.5 million and $5.9 million in 2001. These decreases were mainly due to a decrease in legal fees and other professional fees.

In October 2000, TCI's stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 140,000 shares of TCI's Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2001 and 2002, each Independent Director was granted an option to purchase 5,000 Common

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

shares at an exercise price of $8.875 and $16.05, respectively, per common share. In February 2002, TCI purchased 20,000 options outstanding from retired directors R. Douglas Leonhard and Edward Zampa for $82,000. In July 2002, Ted Stokely and Martin White exercised their options for 15,000 shares. As of July 31, 2002, no options were outstanding.

In the three and six months of 2002, gains on sale of real estate totaling $7.1 million and $9.6 million were recognized, $659,000 on the sale of the Primrose Apartments, $1.2 million on the sale of the Central Storage Warehouse, a $608,000 deferred gain on the sale of the Madison at Bear Creek Apartments, $1.3 million on the sale of the NASA Office Building, a $1.5 million deferred gain on the sale of McCallum Glen Apartments, $3.4 million on the sale of Jefferson Office Building, $895,000 on the sale of Windsor Office Building and a $72,000 loss on the sale of South Green Apartments.

In the three and six months ended June 30, 2001, gains on sale of real estate totaling $20.6 million and $25.8 million were recognized. The gains included $1.6 million on the sale of the Heritage Apartments, $167,000 on the sale of Zodiac Warehouse, $355,000 on the sale of a tract of the McKinney 36 land parcel, $1.0 million on the sale of Forest Ridge Apartments, $1.0 million on the sale of Park at Colonade Apartments, $1.0 million on the sale of a tract of the Round Mountain land parcel, $4.6 million on the sale of Fontenelle Apartments, $601,000 on the sale of Bent Tree Gardens Apartments, $9.1 million on the sale of Waterstreet Office Building, $4.2 million on the sale of Technology Trading Center, $1.4 million on the sale of McCallum Glen Apartments, $836,000 on the sale of Daley Office Plaza, and a loss of $71,000 on the Moss Creek land parcel.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2002 and 2001; therefore, it recorded no provision for income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2002, TCI's exposure to a change in interest rates on its debt is as follows:

                                                     Weighted     Effect of 1%
                                                     Average      Increase In
                                        Balance   Interest Rate    Base Rates
                                       --------   -------------   ------------
Notes payable:
   Variable rate ...................   $160,244       6.20%          $1,602
                                       ========                      ======

Total decrease in TCI's
   annual net income ...............                                 $1,602
                                                                     ======

Per share ..........................                                 $  .20
                                                                     ======

                                   ----------

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On October 23, 2001, TCI, IORI and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, the pending appeal has been dismissed and ARI will acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock will be convertible into
2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI. Earl D. Cecil, a Director of TCI and IORI, is also a Director for ARI.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting was held on July 2, 2002, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:

                                                          Shares Voting
                                                      ---------------------
                                                                  Withheld
                      Director                           For      Authority
---------------------------------------------------   ---------   ---------
Henry A. Butler ...................................   6,845,106     80,885
Earl D. Cecil .....................................   6,845,372     80,618
Ted P. Stokely ....................................   6,843,907     82,083
Martin L. White ...................................   6,845,867     80,124

There were no abstentions or broker non-votes on the election of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
 Number                                 Description
-------   ----------------------------------------------------------------------
  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K as follows:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TRANSCONTINENTAL REALTY
                                                 INVESTORS, INC.


Date: August 14, 2002                            By: /s/ Ronald E. Kimbrough
                                                     ---------------------------
                                                     Ronald E. Kimbrough
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer and
                                                      Acting Principal Executive
                                                      Officer)

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                       For the Quarter ended June 30, 2002

Exhibit                                                                   Page
Number                                 Description                       Number
-------   ------------------------------------------------------------   -------
  99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     34
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.