Form 10-Q
period 2002-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2002-11-14
CIK 733590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                          ------------------


                          Commission File Number 1-9240
                                                 ------


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Nevada                                            94-6565852
---------------------------------                            -------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas               75234
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

Yes  X .  No    .
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                     8,072,594
----------------------------         ---------------------------------
          (Class)                    (Outstanding at November 1, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2002, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. ("TCI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,       December 31,
                                                                                        2002               2001
                                                                                    -------------       ------------
                                                                                         (dollars in thousands,
                                                                                           except per share)

                                       Assets
Real estate held for investment ...............................................     $     763,800       $    712,832
Less - accumulated depreciation ...............................................           (94,780)           (90,661)
                                                                                    -------------       ------------
                                                                                          669,020            622,171
Real estate held for sale .....................................................            40,747                516
Notes and interest receivable
   Performing (including $12,574 in 2002 and $1,970 in
     2001 from related parties) ...............................................            27,345             17,620
   Nonperforming, nonaccruing .................................................              --                5,247
                                                                                      -----------       ------------
                                                                                           27,345             22,867
Less--allowance for estimated losses ..........................................              (901)              (818)
                                                                                      -----------       ------------
                                                                                           26,444             22,049
Investment in real estate entities ............................................            13,341             14,230
Cash and cash equivalents .....................................................             1,717             10,346
Other assets (including $24,717 in 2002 and
   $14,170 in 2001 from affiliates and related
   parties) ...................................................................            53,302             39,840
                                                                                      -----------       ------------
                                                                                      $   803,571       $    709,152
                                                                                      ===========       ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                        September 30,       December 31,
                                                                                              2002              2001
                                                                                        -------------       ------------
                                                                                             (dollars in thousands,
                                                                                               except per share)
                        Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable..........................................................    $     522,243       $    461,037
Liabilities related to assets held for sale.........................................           29,366                --
Other liabilities (including $4,886 in 2002 and $1,068
   in 2001 to affiliates and related parties).......................................           29,785             25,966
                                                                                        -------------       ------------
                                                                                              581,394            487,003
Commitments and contingencies

Minority interest...................................................................            6,532              5,381
Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
     shares; issued and outstanding 5,829
     shares (liquidation preference $583)...........................................              --                 --
   Series C; $.01 par value; authorized, issued
     and outstanding 30,000 shares (liquidation
     preference $3,000).............................................................              --                 --
Common Stock, $.01 par value; authorized, 10,000,000
   shares; issued and outstanding 8,072,594 shares in
   2002 and 8,042,594 in 2001.......................................................               81                 80
Paid-in capital.....................................................................          257,096            256,833
Accumulated deficit.................................................................          (41,495)           (40,145)
Accumulated other comprehensive loss................................................              (37)               --
                                                                                        -------------       ------------
                                                                                              215,645            216,768
                                                                                        -------------       ------------
                                                                                        $     803,571       $    709,152
                                                                                        =============       ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Three Months             For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                          ---------------------------      -------------------------
                                                            2002              2001           2002            2001
                                                          ---------         ---------      ---------       ---------
                                                                   (dollars in thousands, except per share)
Property revenue
   Rents...............................................   $  28,761         $  25,111      $  82,353       $  74,914
Property expense
   Property operations.................................      19,699            15,089         53,365          43,020
                                                          ---------         ---------      ---------       ---------
Operating income.......................................       9,062            10,022         28,988          31,894
Other income (loss)....................................
   Interest and other..................................         756               945          2,807           2,252
   Equity loss of equity investees.....................      (1,181)           (2,084)        (2,748)         (4,476)
                                                          ---------         ---------      ---------       ---------
                                                               (425)           (1,139)            59          (2,224)

Other expense
   Interest............................................      11,385             7,384         28,177          22,625
   Depreciation........................................       4,848             3,919         14,137          11,453
   Provision for asset impairment......................         700               --           2,579             --
   Advisory fee to affiliates..........................       1,525             1,267          4,220           4,208
   Net income fee to affiliate.........................         --                946            --            2,075
   Incentive fee paid to affiliate.....................         --              1,326            --            2,903
   General and administrative..........................       2,276             1,686          6,689           7,610
   Provision for loss on notes receivable..............        (180)              --             169             --
   Minority interest...................................        (209)              (71)          (293)            (29)
                                                          ---------         ---------      ---------       ---------
                                                             20,345            16,457         55,678          50,845

Net loss from continuing operations....................     (11,708)           (7,574)       (26,631)        (21,175)
Discontinued operations:
   (Loss) from operations..............................        (199)              (90)        (1,162)           (591)
   Gain on sale of operations..........................      13,744            17,736         23,337          43,569
   Equity in investees gain on sale of
      real estate......................................           2             1,044          3,106           3,960
                                                          ---------         ---------      ---------       ---------
                                                             13,547            18,690         25,281          46,938
Net income (loss)......................................       1,839            11,116         (1,350)         25,763
Preferred dividend requirement.........................         (45)               (7)          (134)            (22)
                                                          ---------         ---------      ---------       ---------
Net income (loss) applicable to Common
   shares..............................................   $   1,794         $  11,109      $  (1,484)      $  25,741
                                                          =========         =========      =========       =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Three Months             For the Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                  --------------------------       ------------------------
                                                                    2002             2001             2002           2001
                                                                  ---------       ----------       ---------      ---------
                                                                           (dollars in thousands, except per share)
Basic and diluted earnings (loss) per
   share

   Net loss from continuing operations ....................       $   (1.46)      $     (.88)      $   (3.32)     $   (2.46)

   Discontinued operations.................................            1.68             2.16            3.14           5.44

Net income (loss) applicable to Common
   shares..................................................       $     .22       $     1.28       $    (.18)     $    2.98
                                                                  =========       ==========       =========      =========
Weighted average Common shares used in
   computing earnings per share ...........................       8,071,180        8,603,614       8,052,227      8,625,230

TCI had 35,829 and 5,829 convertible preferred shares outstanding during the three and nine months ended September 30, 2002 and 2001, which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

Options to purchase 25,000 of TCI's Common Stock were excluded in the computation of diluted earnings available to common shares for the three and nine months ended September 30, 2001 because the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                       Common Stock                                    Accumulated
                                                    ------------------                                    Other
                                                                           Paid-in     Accumulated    Comprehensive   Stockholders'
                                                      Shares    Amount     Capital       Deficit         Income         Equity
                                                    ---------   ------   ----------    -----------    -------------   -------------
                                                     (dollars in thousands, except per share)

Balance, January 1, 2002..........................  8,042,594   $   80   $  256,833    $   (40,145)    $      --      $     216,768
Unrealized loss on foreign currency
   translation....................................        --       --           --             --             (37)              (37)
   Net loss.......................................        --       --           --          (1,350)           --             (1,350)
Issuance of Common Stock upon
   exercise.......................................     30,000        1          397            --             --                398
Series A Preferred Stock cash
   dividend ($3.75 per share).....................        --       --           (22)           --             --                (22)
Series C Preferred Stock cash
   dividend ($3.75 per share).....................        --       --          (112)           --             --               (112)
                                                    ---------   ------   ----------    -----------     -----------    -------------
Balance, September 30, 2002.......................  8,072,594   $   81   $  257,096    $   (41,495)    $      (37)    $     215,645
                                                    =========   ======   ==========    ===========     ===========    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                --------------------------------
                                                                                    2002                2001
                                                                                ------------        ------------
                                                                                    (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ......................................................         $  95,335           $ 103,804
   Interest collected ...................................................             2,303               1,142
   Interest paid ........................................................           (30,536)            (30,659)
   Payments for property operations .....................................           (59,890)            (59,420)
   Advisory and net income fee paid to affiliate ........................            (4,259)             (6,191)
   Incentive fee paid to affiliate ......................................                --              (1,577)
   General and administrative expenses paid .............................            (7,578)             (7,746)
   Distributions from operating cash flow of equity
      investees .........................................................                --               1,134
   Other ................................................................                98               2,571
                                                                                  ---------           ---------
         Net cash (used in) provided by operating activities ............            (4,527)              3,058

Cash Flows from Investing Activities
   Collections on notes receivable (including $1,333 in
      2002 from related parties) ........................................            18,730               2,546
   Funding of notes receivable (including $14,480 in 2002
      to related parties) ...............................................           (16,816)             (7,980)
   Acquisition of real estate ...........................................            (9,486)             (8,969)
   Real estate improvements .............................................            (4,039)             (6,572)
   Real estate construction .............................................           (54,355)             (2,932)
   Proceeds from sale of real estate ....................................            67,536              88,160
   Deposits on pending purchases and financings .........................              (709)             (1,078)
   Payments for interest swap ...........................................              (187)                 --
   Contributions to equity investees ....................................              (145)             (8,218)
   Payments from (to) advisor ...........................................           (30,813)             12,786
   Net advance from affiliates ..........................................               243                  56
                                                                                  ---------           ---------
         Net cash (used in) provided by investing activities ............           (30,041)             67,799

Cash Flows from Financing Activities
   Payments on notes payable ............................................           (73,779)            (55,614)
   Proceeds from notes payable ..........................................           102,685               7,696
   Deferred financing costs .............................................            (3,268)               (430)
   Dividends to stockholders ............................................               (97)                (22)
   Repurchase of Common Stock ...........................................                --              (9,490)
   Proceeds from exercise of stock options ..............................               398                  --
                                                                                  ---------           ---------
         Net cash provided by (used in) financing
             activities .................................................            25,939             (57,860)
Net (decrease) increase in cash and cash equivalents ....................            (8,629)             12,997
Cash and cash equivalents, beginning of period ..........................            10,346              22,323
                                                                                  ---------           ---------
Cash and cash equivalents, end of period ................................         $   1,717           $  35,320
                                                                                  =========           =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                ------------     ------------
                                                                                    2002             2001
                                                                                ------------     ------------
                                                                                   (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
   operating activities
Net income (loss) ........................................................      $  (1,350)        $  25,763
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities
   Depreciation and amortization .........................................         15,354            14,786
   Provision for loss on notes receivable ................................            169                --
   Gain on sale of real estate ...........................................        (26,443)          (47,529)
   Provision for asset impairment ........................................          2,579                --
   Equity in loss of equity investees ....................................          2,748             4,529
   Distributions from operating cash flow of equity investees ............             --             1,134
   Increase in interest receivable .......................................           (233)             (197)
   (Increase) decrease in other assets ...................................         (1,712)            2,161
   Increase in interest payable ..........................................            542               155
   Increase in other liabilities .........................................          3,819             2,256
                                                                                ---------         ---------
      Net cash (used in) provided by operating activities ................      $  (4,527)        $   3,058
                                                                                =========         =========

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate .........................      $  56,405         $  40,776

Notes payable assumed by buyer on sale of real estate ....................             --           (34,161)

Limited partnership interest received on
   sale of real estate ...................................................             --             1,500

Notes receivable provided on sale of real estate .........................         (6,700)               --

Real estate received on exchange with related party ......................          4,145                --

Real estate exchanged with related party .................................         (4,145)               --

Real estate received from related party as payment of
   debt ..................................................................         79,287                --


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

Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

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

NOTE 1.  BASIS OF PRESENTATION (Continued)
------------------------------

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

In October 2002, the FASB issued Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" ("SFAS No. 147") which clarifies the accounting treatment for acquisitions of financial institutions. In addition, the Statement amends SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 is effective October 1, 2002. TCI's adoption of SFAS No. 147 is not expected to have a material impact on TCI's financial statements.

NOTE 2.  REAL ESTATE
--------------------

In the first nine months of 2002, TCI purchased the following properties:

                                                         Units/         Purchase   Net Cash      Debt      Interest     Maturity
    Property                Location                 Sq.Ft./Acres        Price       Paid     Incurred       Rate         Date
--------------------      -------------              -------------      --------   -------    --------      -------     --------
First Quarter
Apartments
Blue Lake Villas(1)       Waxahachie, TX                  186 Units       $1,012    $1,048    $    --          --%          --
Echo Valley(1)            Dallas, TX                      216 Units          787       788         --          --           --
Spy Glass(1)              Mansfield, TX                   256 Units        1,280     1,042        208        7.50        08/43

Shopping Center
Oak Tree Village(2)       Lubbock, TX                 45,623 Sq.Ft.        1,467       196      1,389(3)     8.48        11/07

Land
Lakeshore Villas(2)       Humble, TX                    16.89 Acres          947       127         --          --           --
Rasor(2)                  Plano, TX                      24.5 Acres        2,319       310         --          --           --

Second Quarter
Apartments
DeSoto Ranch(1)           DeSoto, TX                      248 Units        1,364     1,489      2,246        7.18        12/43

Office Building
Centura(4)                Farmers Branch, TX         410,901 Sq.Ft.       50,000        --     43,739(3)    13.00(5)     07/02(6)

Land
Hollywood Casino(4)       Dallas, TX                    42.64 Acres       16,987        --      6,222(3)     9.50        03/03

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)
--------------------

                                                             Units/        Purchase   Net Cash    Debt       Interest  Maturity
      Property                       Location            Sq.Ft./Acres        Price      Paid    Incurred       Rate      Date
--------------------------      ------------------       -------------     --------   --------  --------     --------  --------
Second Quarter - Continued
Land - Continued
Marine Creek(4)                 Fort Worth, TX               54 Acres        3,700       --     1,500(3)        9.00      01/03
Mason Park(4)                   Houston, TX                  18 Acres        2,790       --     2,600(3)       14.00      04/02(7)
Nashville(4)                    Nashville, TN             16.57 Acres        1,890       --       955(3)       15.50      07/03
Palm Desert(4)                  Palm Desert, CA              61 Acres        3,920       --        --             --         --

Third Quarter
Land
2301 Valley Branch              Farmers Branch, TX        23.76 Acres        4,165    1,000         3,124       5.00      08/05

---------------

(1)  Land purchased for apartment construction.
(2) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza on Bachman Creek Retail Center.
(3)  Assumed debt.
(4)  Property received from ARI, a related party, for payment of debt.
(5) Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(6)  The note was extended to January 2003.
(7)  Extension negotiations are currently under way on this loan.

In the first nine months of 2001, TCI purchased the following properties:

                                                             Units/        Purchase      Net Cash    Debt      Interest   Maturity
      Property                       Location                Acres           Price         Paid    Incurred      Rate       Date
--------------------------      ------------------        -------------    --------      --------  --------    --------   --------
Apartments
By the Sea                      Corpus Christi, TX          153 Units      $ 6,175       $ 862   $ 5,538(1)       7.07%    05/09
Baywalk                         Galveston, TX               192 Units        6,590         390     5,856(2)       7.45     02/11
Courtyard                       Midland, TX                 133 Units        1,425         425     1,051(3)       9.25     04/06
Island Bay                      Galveston, TX               458 Units       20,360       3,225    16,232(2)       7.40     07/11
Marina Landing                  Galveston, TX               256 Units       12,050         518    10,912(2)       5.30(4)  01/03

Land
Solco-Valley Ranch              Dallas, TX                 6.07 Acres        1,454       1,525            --         --       --
Limestone Ranch                 Lewisville, TX             10.5 Acres          505(5)       --            --         --       --
Mira Lago                       Farmers Branch, TX         8.88 Acres          541(5)       --            --         --       --
Seminary West                   Fort Worth, TX             5.36 Acres          222         232            --         --       --

---------------
(1) Assumed debt of $5.4 million and financed the remaining $100,000 from the seller.
(2) The Island Bay, Marina Landing and Baywalk Apartments were purchased in a single transaction. TCI assumed the existing debt of $31.3 million on the apartments, financed the remaining $1.7 million from the seller, and issued 30,000 shares of Series C Preferred Stock.
(3)  Assumed debt.
(4)  Variable rate.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)
--------------------

(5) Land was received from a related party in exchange for the Glenwood Apartments.


In the first nine months of 2002, TCI sold the following properties:

                                                         Units/           Sales        Net Cash       Debt         Gain/(Loss)
      Property                  Location             Sq.Ft./Acres         Price        Received     Discharged      on Sale
----------------------       -------------         ----------------     ---------      ---------    ----------     ----------
First Quarter
Apartments
Primrose                    Bakersfield, CA              162 Units        $ 5,000        $ 1,722       $ 2,920      $     659

Office Building
Hartford                    Dallas, TX              174,513 Sq.Ft.          4,000             --            --             --(1)

Industrial Warehouse
Central Storage             Dallas, TX              216,035 Sq.Ft.          4,000          2,095         1,063          1,241

Shopping Center
Plaza on Bachman
 Creek(2)                   Dallas, TX               80,278 Sq.Ft.          4,707             --            --             --

Second Quarter
Apartments
Southgreen                  Bakersfield, CA               80 Units          3,600          1,011         2,381           (72)

Office Building
Jefferson                   Washington, DC           78,159 Sq.Ft.         16,550          5,957         9,679          3,421
Nasa                        Clear Lake, TX           71,877 Sq.Ft.          2,600          2,341            --          1,341
Windsor Plaza               Windcrest, TX            80,522 Sq.Ft.          4,250          3,813            --            895

Third Quarter
Apartments
4242 Cedar Springs          Dallas, TX                    76 Units          2,600            971         1,288          1,252
Camelot                     Largo, FL                    120 Units          5,263          1,616         3,298          1,517
Country Crossing            Tampa, FL                    227 Units          5,800          1,836         3,726          3,142
Gladstell Forest            Conroe, TX                   168 Units          4,875          1,713         2,360          2,050
Heritage on the River       Jacksonville, FL             301 Units         12,475          4,317         7,606          5,162

Office Building
Savings of America          Houston, TX              68,634 Sq.Ft.          2,800          1,104         1,185            621

Land
Palm Desert                 Palm Desert, TX               36 Acres          3,600            685            --             --(3)

------------------
(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.
(3) Excludes a $666,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)
--------------------

In the first nine months of 2001, TCI sold the following properties:

                                                      Units/Sq.Ft./       Sales        Net Cash       Debt        Gain/(Loss)
      Property                  Location                 Acres            Price        Received    Discharged       on Sale
--------------------      -------------------       ---------------    ----------     ----------   -----------    ----------
Apartments
Bent Tree Gardens         Addison, TX                    204 Units         $9,000        $ 2,669    $6,065(1)       $    601
Carseka                   Los Angeles, CA                 54 Units          4,000          2,138     1,466             1,352
Fontenelle Hills          Bellevue, NE                   338 Units         16,500          3,680    12,454(1)          4,565
Forest Ridge              Denton, TX                      56 Units          2,000            682     1,151             1,014
Glenwood                  Addison, TX                    168 Units          3,659(2)          --     2,537(1)             --
Heritage                  Tulsa, OK                      136 Units          2,286            206     1,948             1,575
McCallum Crossing         Dallas, TX                     322 Units         11,500          1,841     8,101(1)          4,485
McCallum Glen             Dallas, TX                     275 Units          8,450          2,633     5,004(1)          1,375(3)
Oak Run                   Pasadena, TX                   160 Units          5,800          1,203     4,364             2,227
Park at Colonade          San Antonio, TX                211 Units          5,800            927     4,066             1,592
Park Lane                 Dallas, TX                      97 Units          2,750          1,526     1,103             1,827
Sunset Lakes              Waukegan, IL                   414 Units         15,000          6,089     7,243             7,316

Industrial Warehouse
Technology Trading        Sterling, VA              197,659 Sq.Ft.         10,775          4,120     6,214             4,163
Zodiac                    Dallas, TX                 35,435 Sq.Ft.            762            183       564               167

Office Buildings
Chesapeake Center         San Diego, CA              57,493 Sq.Ft.          6,575          3,111     2,844               204
Daley                     San Diego, CA              64,425 Sq.Ft.          6,211          2,412     3,346               836
Waterstreet               Boulder, CO               106,257 Sq.Ft.         22,250          7,126    12,949             9,154

Land
Eagle Crest               Farmers Branch, TX            4.41 Acres            300            291        --              (215)
McKinney 36               McKinney, TX                 1.822 Acres            476            476        --               355
Moss Creek                Greensboro, NC                4.79 Acres             15             13        --               (71)
Round Mountain            Austin, TX                   110.0 Acres          2,560          2,455        --             1,047

---------------
(1)  Debt assumed by purchaser.
(2) The Glenwood Apartments were exchanged with a related party for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(3) Excludes a $1.5 million deferred gain from a limited partnership interest in the sold property.

At September 30, 2002, TCI had the following apartment properties under construction:

                                                                                            Additional           Construction
                                                                           Amount             Amount                 Loan
       Property                    Location                   Units       Expended           to Expend              Funding
---------------------        -------------------          ------------   -----------        ----------           -------------
Blue Lake Villas             Waxahachie, TX                 186 Units        $ 7,052          $ 5,538              $ 10,736
DeSoto Ranch                 DeSoto, TX                     248 Units          6,691           10,457                16,273
Echo Valley                  Dallas, TX                     216 Units          2,665           11,554                12,719
Falcon Lakes                 Arlington, TX                  284 Units          2,032           13,713                13,469
River Oaks                   Wiley, TX                      180 Units          2,886            9,105                10,023
Sendero Ridge                San Antonio, TX                384 Units         17,532           11,128                24,420
Spyglass                     Mansfield, TX                  256 Units          6,074           11,928                16,017
Tivoli                       Dallas, TX                     190 Units         10,565            2,869                11,000
Verandas at City View        Fort Worth, TX                 314 Units          6,813           16,137                19,393

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)
--------------------

In the second quarter of 2002, TCI completed the 252 unit Limestone Ranch in Lewisville, Texas, and the 165 room Hotel Akademia in Wroclaw, Poland. In the third quarter of 2002, TCI completed the 80 unit Waters Edge IV Apartments in Gulfport, Mississippi.

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

In August 2001, TCI agreed to fund up to $5.6 million under a revolving line of credit secured by an office building in Dallas, Texas. In 2002, TCI funded an additional $1.8 million of the line of credit. At September 30, 2002, TCI had funded a total of $3.5 million of the note.

In February 2002, TCI sold a $2.0 million senior participation interest in a loan with a principal balance of $3.5 million secured by a second lien on a retail center in Montgomery County, Texas to Income Opportunity Realty Investors, Inc. ("IORI"), a related party. TCI and IORI will receive 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI extended the loan until April 2002, receiving $23,000 as an extension fee. In April 2002, TCI extended the loan until July 2002, receiving $6,500 as an extension fee. In July 2002, the loan was extended until September 2002 and TCI received $6,500 as an extension fee. In August 2002, the loan was paid off, including accrued but unpaid interest.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)
--------------------------------------

paydown, $277,000 as accrued interest, and $323,000 as a partnership distribution. In September 2002, TCI funded an additional $90,000 of the loan.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of September 2002, TCI has funded $65,000 of the additional line of credit.

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

Also in April 2002, a mortgage loan with a principal balance of $155,000 was paid off, including accrued but unpaid interest.

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

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.  NOTES AND INTEREST RECEIVABLE (Continued)
--------------------------------------

the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of September 2002, TCI has funded $75,000 of the line of credit.

In August 2002, a mortgage loan with a principal balance of $4.0 million was paid off, including accrued but unpaid interest.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments of $54,000 and matures in September 2004.

Also in September 2002, TCI received $1.3 million on a non-performing note with a balance of $1.8 million. With this payment, TCI agreed to release the lien on
44.6 acres of unimproved land in Fort Worth, Texas, substituting a second lien on 21.61 acres of unimproved land in Tarrant County, Texas, from the borrower to secure the remaining $689,000 in debt. TCI has also extended the maturity to November 2002.

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES
-------------------------------------------

Prior to the first quarter of 2002, TCI accounted for its investments in Tri-City, Nakash and Jor-Trans on the equity method. TCI is a 63.7% limited partner and IORI is a 36.3% general partner in Tri-City, and TCI is a 60% general partner and IORI is a 40% limited partner in Nakash. TCI owns a 55% limited and general partnership interest in Jor-Trans. TCI makes all partnership operating and policy decisions of the partnerships and TCI has the right to approve the sale or refinancing of principal assets, or approve the acquisition of partnership assets. For Tri-City, IORI as general partner only has protective rights in the partnership. TCI and IORI have the same Board of Directors and the same executive officers. Consequently, because TCI has a greater than 50% ownership over the operations of Tri- City, Nakash and Jor-Trans, the operations of the partnership have been consolidated. In the first quarter of 2002, TCI began accounting for its investment in Tri-City, Nakash and Jor-Trans using a consolidated basis. The effect of these consolidations increased TCI's assets, liabilities, and minority interest by $5.4 million, $3.9 million and $1.5 million, respectively.

TCI's investment in real estate entities at September 30, 2002, included equity securities of two publicly traded real estate entities, IORI and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), TCI's advisor, also serves as advisor to IORI and ARI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)
-------------------------------------------

TCI's investment in real estate entities, accounted for using the equity method, at September 30, 2002, was as follows:

                      Percentage                   Carrying                  Equivalent
                       of TCI's                    Value of                   Investee                 Market Value
                     Ownership at               Investment at               Book Value at            of Investment at
   Investee       September 30, 2002          September 30, 2002         September 30, 2002         September 30, 2002
   --------       ------------------          ------------------         ------------------         ------------------
IORI .........           24.0%                      $ 4,405                    $ 9,367                    $ 4,408
ARI ..........           6.5%                         8,633                      4,412                      7,388
                                                 ----------                 ----------                  ---------
                                                     13,038                   $ 13,779                   $ 11,796
                                                                            ==========                  =========

Other                                                   303
                                                 ----------
                                                    $13,341
                                                 ==========

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first nine months of 2002 and 2001.

                                                              2002               2001
                                                           -----------       -----------
      Revenues .........................................    $ 121,940         $  135,342
      Equity in income of partnerships .................         (578)             9,184
      Property operating expenses ......................     (102,587)          (140,772)
      Depreciation .....................................      (12,316)           (13,912)
      Interest expense .................................      (53,798)           (62,289)
                                                            ---------         ----------
      Loss before gains on sale of real estate .........      (47,339)           (72,447)

      Gain on sale of real estate ......................       28,405             62,860
                                                           ----------         ----------
      Net income (loss) ................................   $  (18,934)         $  (9,587)
                                                           ==========          =========

TCI's share of equity investees' loss before gains on the sale of real estate was $1.2 million and $2.7 million for the three and nine months ended September 30, 2002, and its share of equity investees' gains on sale of real estate was $2,000 and $3.1 million for the three and nine months ended September 30, 2002.

NOTE 5.  OTHER ASSETS
---------------------

Related Party. From time-to-time, TCI and its affiliates and related parties have made advances to each other to fund their respective operations, which generally have not had specific repayment terms and have been reflected in TCI's financial statements as other assets. At September 30, 2002, TCI had receivables of $14.4 million, $1.8 million and $8.6 million from BCM, GS Realty Services, Inc. and ARI, respectively, and payables of $4.3 million and $592,000 to IORI and GS Realty Services, Inc., respectively.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES AND INTEREST PAYABLE
-----------------------------------

In 2002, TCI financed or refinanced the following properties:

                                                                                                    Net Cash
                                                           Sq.Ft./         Debt          Debt       Received/   Interest   Maturity
      Property                Location                  Units/Acres      Incurred     Discharged     (Paid)       Rate       Date
----------------------      -----------------          --------------    --------     ----------    ---------   --------   --------
First Quarter
Industrial Warehouse
Addison Hanger (1)          Addison, TX                 23,650 Sq.Ft.      $ 2,687      $ 1,580       $ 942       6.75%(2)  02/07

Second Quarter
Apartments
Paramount Terrace           Amarillo, TX                    181 Units        2,700        2,797       (214)       6.63(2)   07/04
Verandas at City View       Fort Worth, TX                  314 Units        2,779(3)     2,197     (2,224)       7.00      03/44

Third Quarter
Apartments
Echo Valley                 Dallas, TX                      216 Units        1,639(4)        --         448       6.65      12/43
Quail Creek                 Lawrence, KS                     95 Units        3,300        2,157         924       6.63(2)   09/05

Land
McKinney 36 (5)             Collin County, TX             34.58 Acres          425          956       (539)       9.50      04/03
Sandison (5)                Collin County, TX             97.97 Acres        1,199        1,040         145       9.50      04/03
Solco-Allen (5)             Collin County, TX             55.80 Acres          686          305         374       9.50      04/03
Stacy Road (5)              Allen, TX                    160.38 Acres        1,979        1,345         613       9.50      04/03
State Highway 121 (5)       Collin County, TX            101.94 Acres        1,475          873         582       9.50      04/03
Watters Road (5)            Collin County, TX             97.00 Acres        1,189           --       1,180       9.50      04/03
Whisenant (5)               Collin County, TX             16.16 Acres          199          133          64       9.50      04/03

Fourth Quarter
Land
Dominion (6)                Dallas, TX                    14.39 Acres          772           --         758      13.00      04/03
Manhatten (6)               Farmers Branch, TX            108.9 Acres        5,846           --       5,733      13.00      04/03
Pac Trust (6)               Farmers Branch, TX             7.11 Acres          382           --         370      13.00      04/03

--------------------
(1) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2)  Variable interest rate.
(3) The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.
(4) The Echo Valley Apartments are under construction. The $1.6 million debt incurred was to fund construction to date. The total construction funding for the project is $12.7 million.
(5)  The mortgages are cross-collateralized.
(6)  The mortgages are cross-collateralized.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES AND INTEREST PAYABLE (Continued)
-----------------------------------

unit Oak Park IV Apartments in Clute, Texas; the 131 unit Quail Oaks Apartments in Balch Springs, Texas; the 300 unit Sunchase Apartments in Odessa, Texas; the 180 unit Timbers Apartments in Tyler, Texas; and the 112 unit Willow Creek Apartments in El Paso, Texas. Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." TCI will continue to report the assets and the new debt incurred by the Metra partnerships on the TCI financial statements. The sales price for the properties totaled $37.6 million. TCI received net cash of $10.5 million after paying off the existing debt of $18.0 million and various closing costs. The new debt of $30.3 million bears interest at 7.57% per annum, requires monthly interest only payments of $212,000 and matures in May 2012. TCI also received $8.0 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

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

In August 2002, the lender on three of TCI's Chicago hotel properties notified TCI that TCI was in default under the provisions of the loan agreement regarding timely payment and debt service coverage ratio. Management believes payments have been timely and is negotiating with the lender and expects to resolve the issues.

NOTE 7.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and equity gains on sales of real estate which totaled a loss of $423,000 and income of $3.2 million for the three and nine months ended September 30, 2002, and a loss of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)
--------------------------

$95,000 and income of $1.7 million for the three and nine months ended September 30, 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive, advisory, net income fees, provision for losses, and discontinued operations which totaled $3.6 million and $12.0 million for the three and nine months ended September 30, 2002, and $5.2 million and $17.4 million for the three and nine months ended September 30, 2001. Also excluded from segment assets are assets of $89.5 million at September 30, 2002, and $103.7 million at September 30, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2002 and 2001, and each segment's assets at September 30.


         Three Months Ended                            Commercial
         September 30, 2002               Land         Properties      Apartments       Hotels        Total
-----------------------------------     -------        ----------      ----------       ------       ---------
Rents ...............................   $   147         $  15,782      $   10,985      $ 1,847       $  28,761
Property operating expenses .........       514             9,895           7,581        1,709          19,699
                                        -------        ----------      ----------      -------       ---------
Operating income (loss) .............     (367)             5,887           3,404          138           9,062

Interest ............................       372             6,744           3,676          593          11,385
Depreciation ........................        11             3,300           1,137          400           4,848
Real estate improvements ............         2             1,002             277           --           1,281
Real estate construction ............        --                --          25,871           --          25,871
Provision for asset impairment ......        --                --             700           --             700
Assets ..............................    91,723           325,965         256,842       35,237         709,767

                                                       Commercial
Property Sales:                           Land         Properties      Apartments                     Total
                                        -------        ----------      ----------                    ---------
Sales price .........................   $ 3,600        $    2,800      $   31,013                    $  37,413
Cost of sales .......................     3,600             2,179          17,890                       23,669
                                        -------        ----------      ----------                    ---------
Gain on sale ........................   $    --(1)     $      621      $   13,123                    $  13,744
                                        =======        ==========      ==========                    =========

--------------------
(1)  Excludes $666,000 of deferred gains on the sale of real estate.

         Nine Months Ended                            Commercial
         September 30, 2002               Land         Properties      Apartments       Hotels        Total
-----------------------------------     -------        ----------      ----------       ------       ---------
Rents ...............................   $   435         $  45,292      $   32,243      $ 4,383       $  82,353
Property operating expenses .........     1,225            26,382          21,871        3,887          53,365
                                        -------        ----------      ----------      -------       ---------
Operating income (loss) .............      (790)           18,910          10,372          496          28,988

Interest ............................       722            15,403          10,462        1,590          28,177
Depreciation ........................        19             9,663           3,414        1,041          14,137
Real estate improvements ............       104             3,632             277           26           4,039
Real estate construction ............        --                --          48,938        5,417          54,355
Provisions for asset impairment .....       707                --           1,872           --           2,579
Assets ..............................    91,723           325,965         256,842       35,237         709,767

                                                       Commercial
Property Sales:                           Land         Properties      Apartments                     Total
                                        -------        ----------      ----------                    ---------
Sales price .........................   $ 3,600        $   38,907      $   39,613                    $  82,120
Cost of sales .......................     3,600            31,388          23,795                       58,783
                                        -------        ----------      ----------                     ---------
Gain on sale ........................   $    --(2)     $    7,519      $   15,818                     $ 23,337(3)
                                        =======        ==========      ==========                     =========

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)
--------------------------
(2)  Excludes $666,000 of deferred gains on sale or real estate.
(3)  Includes $2.1 million of previously deferred gains on sale of real estate.

       Three Months Ended                                          Commercial
       September 30, 2001                              Land        Properties       Apartments        Hotels        Total
------------------------------                       --------      ----------       ----------       -------       --------
Rents ............................................   $    138      $   14,856       $    8,372       $ 1,745       $ 25,111
Property operating expenses ......................         97           8,191            5,618         1,183         15,089
                                                     --------      ----------       ----------       -------       --------
Operating income .................................   $     41      $    6,665       $    2,754       $   562       $ 10,022
                                                     ========      ==========       ==========       =======       ========

Interest .........................................   $    296      $    4,526       $    2,261       $   301       $  7,384
Depreciation .....................................         --           2,708              913           298          3,919
Real estate improvements .........................        239           2,632            2,932            26          5,829
Assets ...........................................     60,902         312,100          212,729        19,342        605,073

                                                                   Commercial
Property Sales:                                        Land        Properties       Apartments                       Total
                                                     --------      ----------      -----------                     --------
Sales price ......................................   $    300      $    6,575       $   39,050                     $ 45,925
Cost of sales ....................................        515           6,371           21,303                       28,189
                                                     --------      ----------       ----------                     --------
Gain (loss) on sale ..............................   $   (215)     $      204       $   17,747                     $ 17,736
                                                     ========      ==========       ==========                     ========
       Nine Months Ended                                          Commercial
       September 30, 2001                              Land        Properties       Apartments        Hotels         Total
------------------------------                       --------      ----------       ----------       -------       --------
Rents ............................................   $    457      $   43,706       $   25,727       $ 5,024       $ 74,914
Property operating expenses ......................        607          23,374           15,507         3,532         43,020
                                                     --------      ----------       ----------       -------       --------
Operating income (loss) ..........................   $   (150)     $   20,332       $   10,220       $ 1,492       $ 31,894
                                                     ========      ==========       ==========       =======       ========
Interest .........................................   $    663      $   14,146       $    6,817       $   999       $ 22,625
Depreciation                                               --           7,900            2,722           831         11,453
Real estate improvements .........................      1,332           4,917            3,013           242          9,504
Assets ...........................................     60,902         312,100          212,729        19,342        605,073

                                                                   Commercial
Property Sales:                                        Land        Properties       Apartments                      Total
                                                     --------      ----------      -----------                     --------
Sales price ......................................   $  3,351      $   46,573       $   86,745                     $136,669
Cost of sales ....................................      2,235          32,049           58,816                       93,100
                                                     --------      ----------       ----------                     --------
Gain on sale .....................................   $  1,116      $   14,524       $   27,929                     $ 43,569
                                                     ========      ==========       ==========                     ========

NOTE 8. PROVISION FOR ASSET IMPAIRMENT
--------------------------------------

For the three and nine months ended September 30, 2002, TCI recorded asset impairments of $700,000 and $1.9 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                                          Fair         Property     Costs to
        Property                    Location          Units/Acres         Value          Basis        Sell       Impairment
-----------------------       -------------------     -----------       --------       --------    ---------     ----------
Apartments
Apple Lane                    Lawrence, KS               75 Units        $ 1,580        $ 1,593      $ 238          $ 251
Fairway View                  El Paso, TX               264 Units          5,700          5,242        863            405
Fountains of Waterford        Midland, TX               172 Units          1,900          2,006        285            391
Plantation                    Tulsa, OK                 138 Units          2,545          3,100        145            700
Sunchase                      Odessa, TX                300 Units          4,100          3,479        746            125

Land
Red Cross                     Dallas, TX               2.89 Acres          8,400          8,348        758            707

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. PROVISION FOR ASSET IMPAIRMENT (Continued)
--------------------------------------

The Red Cross land is under contract to sell and the sales price was used as fair value. The fair value determined for four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties. TCI is in current negotiations with lenders to refinance the Plantation Apartments. Lenders will refinance the property at between 80% and 90% of the value of the property. Currently, the loans are in the range of $2.0 million and $2.4 million.

NOTE 9. ADVISORY FEES, PROPERTY MANAGEMENT, ETC.
------------------------------------------------

Revenue, fees and cost reimbursements to BCM and its affiliates for the three and nine months ended:


                                                              For the Three Months        For the Nine Months
                                                               Ended September 30,         Ended September 30,
                                                              ---------------------      ---------------------
                                                                2002         2001         2002         2001
                                                              --------     --------      --------     --------
Fees
   Advisory ...............................................   $  1,525     $  1,267      $  4,220     $  4,208
   Net income .............................................         --          946            --        2,075
   Incentive fee ..........................................         --        1,326            --        2,903
   Property acquisition ...................................         --        1,340            58        1,470
   Real estate brokerage ..................................        979        1,122         2,089        3,043
   Mortgage brokerage and equity refinancing ..............        133           --           160           45
   Property and construction management and leasing
     commissions* .........................................        648          519         2,595        1,910
                                                              --------     --------      --------     --------
                                                              $  3,285     $  6,520      $  9,122     $ 15,654
                                                              ========     ========      ========     ========

Cost reimbursements .......................................   $    614     $    461      $  2,468     $  2,064
                                                              ========     ========      ========     ========

Rent revenue ..............................................   $     37     $     35      $    170     $   105
                                                              ========     ========      ========     ========

--------------------

* Net of property management fees paid to subcontractors, other than GS Realty, Inc., which is owned by an affiliate of BCM.

NOTE 10.  DISCONTINUED OPERATIONS
---------------------------------

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

For the three and nine months ended September 30, 2002 and 2001, income from discontinued operations relates to 15 properties that TCI sold during 2002, 26 properties that TCI sold during 2001, and 11 parcels of

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. DISCONTINUED OPERATIONS (Continued)
--------------------------------

land, three apartments and one commercial property designated as held-for-sale. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                             For the Three Months            For the Nine Months
                                                              Ended September 30,             Ended September 30,
                                                           -------------------------      -------------------------
                                                               2002           2001            2002           2001
                                                           ----------     ----------      ----------     ----------
Revenue
   Rental ..........................................        $    2,105     $    7,635      $   10,852     $   29,470
   Property operations .............................             1,101          4,702           7,121         17,495
                                                            ----------     ----------      ----------     ----------
                                                                 1,004          2,933           3,731         11,975
Expenses
   Interest ........................................               986          2,141           3,676          9,042
   Depreciation ....................................               217            882           1,217          3,524
                                                            ----------     ----------      ----------     ----------
                                                                 1,203          3,023           4,893         12,566
                                                            ----------     ----------      ----------     ----------
Net loss from discontinued operations before
   gains on sale of real estate ....................              (199)           (90)         (1,162)          (591)

   Gain on sale of operations ......................            13,744         17,736          23,337         43,569
   Equity in investees gain on sale of real
     estate ........................................                 2          1,044           3,106          3,960
                                                            ----------     ----------      ----------     ----------

Net income from discontinued operations ............        $   13,547         18,690      $   25,281     $   46,938
                                                            ==========     ==========      ==========     ==========

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------

During the first quarter of 2002, TCI entered into an interest rate swap agreement with a bank. This agreement contains a notional amount of $12.8 million and requires TCI to pay the bank a fixed rate of 4.3%, and requires the bank to pay to TCI based on the 30 day LIBOR rate. This agreement was entered into in order to effectively fix the rate on TCI's debt associated with the Limestone Canyon property. The swap agreement expires on December 9, 2004.

TCI has not designated the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as such, changes in the fair value of the swap agreement are recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

The fair value of the swap agreement at September 30, 2002 represents a liability to the Company of $611,000 and is included within other liabilities in the accompanying balance sheet. Amounts paid or received under the swap agreement are settled monthly and are reflected as a reduction in the liability when paid. Interest expense for the nine months ended September 30, 2002, was increased by $798,000 representing both amounts paid to the bank under the agreement and increases in the fair value of the related liability.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

Commitments. In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.0 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI's right to extend the loans. This dispute is subject to litigation pending in the United States District Court for the Eastern District of Louisiana.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Except for the Olive Litigation (see PART II. OTHER INFORMATION,
ITEM 1. "LEGAL PROCEEDINGS), management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

NOTE 13.  INCOME TAXES
----------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first three quarters of 2002 and 2001; therefore, it recorded no provision for income taxes.

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

Critical Accounting Policies
----------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Critical Accounting Policies (Continued)
----------------------------

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. TCI's estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. TCI's estimates are subject to revision as market conditions and TCI's assessments of them change. In the second and third quarter of 2002, TCI recognized $1.9 million and $700,000 as impairment losses.

TCI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and TCI's assessment of its ability to meet its lease or interest obligations. TCI's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $1.7 million at September 30, 2002, compared with $10.3 million at December 31, 2001. TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable and borrowings. Management anticipates that TCI's cash on hand, as well as cash generated from property operations, the sale of properties and the refinancing of certain of TCI's mortgage debt will be sufficient to meet TCI's cash requirements, including debt service obligations and expenditures for property maintenance and improvements.

Net cash used in operating activities was $4.5 million for the nine months ended September 30, 2002, compared to $3.1 million provided by operations for the nine months ended September 30, 2001. The primary factors affecting TCI's cash from operations are discussed in the following paragraphs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Cash from property operations (rents collected less payments for expenses applicable to rental income) was $35.4 million in the nine months ended September 30, 2002, compared to $44.4 million for the nine months ended September 30, 2001. Of this decrease, $5.1 million and $3.1 million was due to the sale of 22 apartments and 14 commercial properties, respectively. Cash from property operations also decreased by $1.0 million, $2.0 million and $649,000 from TCI's apartments, commercial properties, and hotels, respectively, due to decreased occupancies and increased operating expenses. Increases in cash from property operations of $3.0 million were due to the purchase of nine properties in 2002 and 2001, and the completion of construction projects in 2002.

Interest collected increased to $2.3 million in the nine months ended September 30, 2002, from $1.1 million in 2001. The increase was primarily due to the funding of seven loans in 2001 and seven loans in 2002.

Interest paid of $30.5 million in the nine months ended September 30, 2002, approximated the $30.7 million in 2001.

Advisory, incentive and net income fees paid decreased to $4.3 million in the nine months ended September 30, 2002, from $7.8 million in 2001. The decrease was primarily due to no incentive or net income fees paid in 2002. The incentive fee is equal to 10% of the amount by which the aggregate sales consideration for all TCI's properties sold during the year exceeds the total cost of the property plus a simple 8% annual return to TCI's net investment in such property.

General and administrative expenses paid decreased to $7.6 million in the nine months ended September 30, 2002, from $7.7 million in 2001. This decrease was mainly due to a decrease in cost reimbursements to the advisor.

In the first nine months of 2002, TCI sold seven apartments, one warehouse, one shopping center, five office buildings and a 36 acre land parcel for a total of $82.1 million, receiving net cash of $29.2 million after the payoff of existing debt and the payment of various closing costs.

Also in the first nine months of 2002, TCI financed or refinanced an industrial warehouse, seven land parcels and 16 apartments for a total of $50.6 million, receiving $12.8 million in cash after the payment of various closing costs.

Further in the first nine months of 2002, TCI purchased four parcels of unimproved land for apartment construction, one shopping center, one office building and eight parcels of unimproved land for a total of $92.6 million. TCI paid $6.0 million in cash, including various closing costs, assumed existing mortgage debt of $56.4 million and acquired new debt of $5.6 million for the purchases. TCI also expended $54.7 million

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

on property construction, of which $51.0 million was funded by debt. For the remainder of 2002 and the first half of 2003, TCI expects to expend an additional $92.4 million on property construction projects, of which $85.0 million will be funded by debt.

Also in the first nine months of 2002, TCI advanced funds to affiliated parties, including its advisor, for a total of $55.5 million. For this funding, TCI received 12% return guarantees for $14.4 million, and real estate valued at $79.3 million and assumed the existing debt of $55.0 million, leaving $16.8 million of advances still outstanding and owed to TCI.

In the fourth quarter of 2002, TCI financed three parcels of unencumbered land for $7.0 million, receiving $6.9 million cash after the payment of various closing costs.

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

Results of Operations
---------------------

TCI had net income of $1.8 million and a net loss of $1.4 million in the three and nine months ended September 30, 2002, including gains on sale of real estate totaling $13.7 million and $26.4 million, compared to net income of $11.1 million and $25.7 million in the corresponding periods in 2001, including gains on sale of real estate totaling $18.8 million and $47.5 million. Fluctuations in this and other components of revenues and expense between the 2002 and 2001 periods are discussed below.

Rents in the three and nine months ended September 30, 2002, increased to $28.8 million and $82.4 million compared to $25.1 million and $74.9 million in 2001. Of this increase, $3.2 million and $7.2 million was due to the purchase of five existing apartments, one office building and one shopping center in 2002 and 2001, and $992,000 and $1.7 million was due to the completion of the Limestone Ranch and Waters Edge IV Apartments and Hotel Akademia in 2002. These increases were offset by

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

decreases of $274,000 and $98,000 at TCI's commercial properties and $296,000 and $1.2 million due to decreases in occupancies at TCI's four U.S. hotels, respectively. Occupancies for TCI's apartments, commercial properties and hotels decreased to 92%, 75% and 40%, respectively, in the three months ended September 30, 2002, from 93%, 81% and 53% in 2001. Occupancies for TCI's apartments, commercial properties and hotels decreased to 91%, 78% and 40%, respectively, in the nine months ended September 30, 2002, from 94%, 80% and 53% in 2001. Rents are expected to remain constant or decrease in the remaining quarter of 2002 as occupancies continue to decrease.

Property operations expense increased to $19.7 million and $53.4 million in the three and nine months ended September 30, 2002, compared to $15.1 million and $43.0 million in 2001. Of these three and nine month increases, $1.3 million and $2.4 million was due to the completion of the two apartments and the Hotel Akademia in 2002. Increases of $1.4 million and $3.8 million for the quarter and nine months, were due to the purchase of five existing apartments in 2001 and $1.0 million and $1.1 million was due to the purchase of two commercial properties in 2002. Property operations expenses for TCI's apartments increased by $137,000 and $1.0 million in the three and nine months ended September 30, 2002. Property operations expenses for TCI's commercial properties increased by $155,000 and $2.0 million in the three and nine months ended September 30, 2002. Property operations expenses for TCI's land properties increased by $305,000 and $593,000 in the three and nine months ended September 30, 2002. These increases were offset by decreases of $114,000 and $570,000 due to decreases in occupancies from the U.S. hotels. Property operations expenses for the remaining quarter of 2002 is expected to increase as TCI continues to upgrade its apartments and improve its commercial leasing potential.

Interest and other income was $756,000 and $2.8 million in the three and nine months ended September 30, 2002, compared to $1.0 million and $2.3 million in 2001. The decrease for the quarter was due to the payoff of four loans in the period, and the nine month increase was primarily due to TCI funding seven loans in 2001 and seven loans in 2002. Interest income for the remaining quarter of 2002 is expected to significantly decrease due to the payoff of four performing loans in the third quarter of 2002.

Equity in losses of investees decreased to $1.2 million and $2.7 million in the three and nine months ended September 30, 2002 from $2.1 million and $4.5 million in 2001. The decrease in losses from equity investees is primarily attributed to decreased operating losses at ARI.

Interest expense increased to $11.4 million in the three months ended September 30, 2002, from $7.4 million in 2001. Of this increase, $3.5 million was due to the purchase of 14 properties subject to debt in 2002 and 2001, $611,000 was due to an interest swap agreement at the Limestone Canyon Apartments and $43,000 due to the refinancing of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

apartments in 2002. The increases were offset by decreases of $140,000 due to lower variable rates and principal paydowns at TCI's apartments and commercial properties, respectively.

Interest expense increased to $28.2 million in the nine months ended September 30, 2002, compared to $22.6 million in 2001. Of this increase, $796,000 was due to prepayment fees related to the refinancing of 14 properties in 2002, $5.3 million was due to the purchase of 14 properties subject to debt in 2002 and 2001, $611,000 was due to an interest swap agreement at the Limestone Canyon Apartments, and $43,000 was due to the refinancing of 14 apartment properties in 2002. These increases were offset by decreases of $245,000 and $930,000 due to lower variable interest rates and principal paydowns at TCI's apartments and commercial properties, respectively. Interest expense for the remaining quarter of 2002 may increase due to the financing of unencumbered land and refinancing of properties.

Depreciation expense increased to $4.8 million and $14.1 million in the three and nine months ended September 30, 2002, from $3.9 million and $11.5 million in 2001. Of these increases, $464,000 and $1.0 million were due to the purchase of eight properties subject to depreciation in 2002 and 2001 and $246,000 and $437,000 were due to the completion of the two apartments and Hotel Akademia in 2002. Increases of $328,000 and $1.3 million were due to building and tenant improvements at TCI's commercial properties, and increases of $6,000 and $87,000 were due improvements at TCI's hotels. These increases were offset by decreases of $127,000 and $228,000 due to fully depreciated building improvements at TCI's apartments. Depreciation expense for the remaining quarter of 2002 is expected to increase as TCI completes its apartment construction projects.

For the three and nine months ended September 30, 2002, TCI recorded asset impairments of $700,000 and $1.9 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                             Fair       Property    Costs to
   Property                Location         Units/Acres      Value       Basis       Sell       Impairment
----------------           --------         -----------     -------     --------    --------    ----------
Apartments
Apple Lane                 Lawrence, KS       75 Units      $ 1,580     $ 1,593      $ 238         $ 251
Fairway View               El Paso, TX       264 Units        5,700       5,242        863           405
Fountains of Waterford     Midland, TX       172 Units        1,900       2,006        285           391
Plantation                 Tulsa, OK         138 Units        2,545       3,100        145           700
Sunchase                   Odessa, TX        300 Units        4,100       3,479        746           125

Land
Red Cross                  Dallas, TX       2.89 Acres        8,400       8,348        758           707

The Red Cross land is under contract to sell and the sales price was used as fair value. The fair value determined for four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

paid to refinance the properties. TCI is in current negotiations with lenders to refinance the Plantation Apartments. Lenders will refinance the property at between 80% and 90% of the value of the property. Currently, the loans are in the range of $2.0 million and $2.4 million.

Advisory fee was $1.5 million and $4.2 million in the three and nine months ended September 30, 2002, compared to $1.3 million and $4.2 million in 2001. The increase for the quarter was due to an increase in TCI's gross assets, the basis for such fee. Advisory fees will decrease with decreases in TCI's gross assets.

Net income fee to affiliate was $946,000 and $2.1 million in the three and nine months ended September 30, 2001. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income. TCI had a net loss for the nine months ended September 30, 2002 and no such fee has been accrued.

Incentive fee to affiliate was $1.3 million and $2.9 million in the three and nine months ended September 30, 2001. The incentive fee is payable to TCI's advisor based on 10% of aggregate sales consideration less TCI's cost of all properties sold during the year. In the nine months ended September 30, 2002, the criteria for the fee has not been met.

General and administrative expenses were $2.3 million and $6.7 million in the three and nine months ended September 30, 2002, compared to $1.7 million and $7.6 million in 2001. The quarter increase was mainly due to increased insurance, office rent, and legal fees. The year to date decrease was mainly due to a decrease in advisor cost reimbursements and other professional fees.

In October 2000, TCI's stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 140,000 shares of TCI's Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2001 and 2002, each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $8.875 and $16.05, respectively, per common share. In February 2002, TCI purchased 20,000 options outstanding from retired directors R. Douglas Leonhard and Edward Zampa for $82,000. In July 2002, Ted Stokely and Martin White exercised their options for 15,000 shares. Currently, no options are outstanding.

In the three and nine months of 2002, gains on sale of real estate totaling $13.7 million and $26.4 million were recognized. In the three and nine months ended September 30, 2001, gains on sale of real estate totaling $18.8 million and $47.5 million were recognized. See NOTE 2. "REAL ESTATE."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Related Party Transactions
--------------------------

Historically, TCI, ARI, BCM and IORI have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated parties.

Operating Relationships
-----------------------

In the three and nine months ended September 30, 2002, TCI received $17,000 and $51,000 in rent from BCM for BCM's lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

Property Transactions
---------------------

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation from ARI, for $4.4 million. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income ("cap rate") of 7.0%. The business purpose of the transaction was for TCI to make an equity investment in Two Hickory anticipating a profitable return.

In February 2002, TCI sold a $2.0 million senior participation interest in a loan to IORI. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." Management determined that TCI could benefit from the increase in cash and decrease its notes receivable outstanding portfolio.

In March 2002, TCI paid cash of $600,000 and received from ARI two parcels of land, a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas land, and the 45,623 sq. ft. Oaktree Village Shopping Center in exchange for the 80,278 sq. ft. Plaza on Bachman Creek Shopping Center. The exchange value prices for the shopping centers were determined based on a cap rate of 10.5% and the value for the Rasor and Lakeshore Villas land was determined on appraised rates of $3.36 and $1.29, respectively, per square foot. The business purpose of the transaction was for TCI to construct apartments on the Rasor and Lakeshore Villas land and to give ample value for the property TCI exchanged, the Oaktree Shopping Center was added to the transaction.

In April 2002, TCI purchased 100% of the following entities from ARI: Garden Confederate Point, L.P., Garden Foxwood, L.P., Garden Woodsong, L.P. and ART One Hickory Corporation for $10.0 million. See NOTE 3. "NOTES AND INTEREST RECEIVABLE." The purchase price for these entities was determined based on a cap rate of 8.41% for the partnerships and 7.0% for ART One Hickory Corporation. The business purpose of the transaction was for TCI to make an equity investment in the entities anticipating a profitable return.

In June 2002, TCI purchased Centura Tower Office Building from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Property Transactions (Continued)
---------------------

Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return.

Also in June 2002, TCI purchased five parcels of unimproved land from ARI: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Palm Desert land parcels. See NOTE 2. "REAL ESTATE." The purchase price of the Hollywood Casino land was determined based on an appraised rate of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Palm Desert land parcels was determined based on appraised rates of $2.00, $3.56, $4.00 and $1.48 per square foot, respectively. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land.

Tax Matters
-----------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2002 and 2001; therefore, it recorded no provision for income taxes.

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

Environmental Matters (Continued)
---------------------

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on TCI's business, assets or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

TCI addresses exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of Risk Management that includes the use of an interest rate swap agreement on $12.8 million of debt (see NOTE
11. "DERIVATIVE FINANCIAL INSTRUMENTS"). In the event of a 1% variance in the LIBOR interest rate, the interest expense related to this agreement would be changed by $260,000 on an annual basis.

At September 30, 2002, TCI's exposure to a change in interest rates on its debt is as follows:

                                                    Weighted     Effect of 1%
                                                    Average      Increase In
                                       Balance   Interest Rate    Base Rates
                                      ---------  -------------   ------------
       Notes payable:
         Variable rate ............   $ 158,844      6.12%           $ 1,588
                                      =========                      =======

       Total decrease in TCI's
         annual net income ........                                  $ 1,588
                                                                     =======

       Per share ..................                                  $  (.20)
                                                                     =======

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) Within the 90 days prior to the date of this report, TCI carried out an evaluation, under the supervision and with the participation of TCI's management, including TCI's Acting Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of TCI's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, TCI's Acting Principal Executive Officer and Principal Accounting Officer concluded that TCI's disclosure controls and procedures are effective in timely alerting him to material information relating to TCI (including its consolidated subsidiaries) required to be included in TCI's periodic SEC filings.

(b) There have been no significant changes in TCI's internal controls or in other factors that could significantly affect TCI's internal controls subsequent to the date TCI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On October 23, 2001, TCI, IORI and ARI jointly announced a preliminary agreement with the plaintiff's legal counsel of a class and derivative action entitled Olive et al v National Income Realty Trust et al for complete settlement of all disputes in the lawsuit. For further information, refer to ITEM 1. "LEGAL PROCEEDINGS" included in TCI's Second Quarter Report on Form 10-Q for the six months ended June 30, 2002.

On November 7, 2002, ARI announced that it intends to commence, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share to be paid will be $17.50 for TCI shares and $19.00 for IORI shares. ARI expects to commence the tender offer on or before November 15, 2002. The tender offers are being made to cure a default under the settlement resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. ARI will defer further action on the mergers, pending completion of the tender offers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:


 Exhibit
  Number                            Description
 -------   ---------------------------------------------------------------------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)  Reports on Form 8-K as follows:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRANSCONTINENTAL REALTY
                                               INVESTORS, INC.

Date:    November 14, 2002                  By:  /s/ Ronald E. Kimbrough
     --------------------------                --------------------------------
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

                                  Certification

I, Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer) of Transcontinental Realty Investors, Inc. ("TCI"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TCI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining internal controls and procedures and have:

     a. designed such internal controls to insure that material information relating to TCI and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

     b. evaluated the effectiveness of TCI's internal controls as of a date within 90 days prior to the filing date of this quarterly report; and

     c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this quarterly report;

5. I have disclosed to TCI's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect TCI's ability to record, process, summarize, and report financial data and have identified for TCI's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in TCI's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                       /s/ Ronald E. Kimbrough
     ------------------------               -----------------------------------
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 2002

Exhibit                                                                 Page
 Number                         Description                            Number
-------   ------------------------------------------------------       ------
  99.1    Certification Pursuant to 18 U.S.C. Section 1350, as           39
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.