Form 10-Q/A
period 2002-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-03-04
CIK 733590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
                                           --------------

                          Commission File Number 1-9240

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                          94-6565852
---------------------------------                     -------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas                        75234
-------------------------------------------------------------------------------
    (Address of Principal Executive Office)                          (Zip Code)

                                 (469) 522-4200
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.
    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                              8,042,594
----------------------------               -------------------------------------
          (Class)                             (Outstanding at April 26, 2002)

This Form 10-Q/A Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as follows:

ITEM 1.FINANCIAL STATEMENTS

     Consolidated Statements of Operations - pages 4, 5

     NOTE 1. "BASIS OF PRESENTATION" - pages 9, 10

     NOTE 7. "OPERATING SEGMENTS" - page 15, 16

     NOTE 8. "DISCONTINUED OPERATIONS" - page 16, 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Results of Operations" - pages 20 - 22

This amendment is made pursuant to the SEC Staff comment letter dated January 7, 2003, to revise the presentation of discontinued operations, pursuant to Statement of Financial Accounting Standards No. 144. See NOTE 1. "BASIS OF PRESENTATION."

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,        December 31,
                                                                       2002              2001
                                                                  -------------    ----------------
                                                                       (dollars in thousands,
                                                                         except per share)
                                     Assets

Real estate held for investment ..........................          $  714,706       $   712,832
Less - accumulated depreciation ..........................             (95,922)          (90,661)
                                                                    ----------       -----------
                                                                       618,784           622,171

Real estate held for sale ................................              14,831               516

Notes and interest receivable
   Performing (including $6,372 in 2002 and $1,970 in 2001
     from related parties) ...............................              25,549            17,620
   Nonperforming, nonaccruing ............................               1,700             5,247
                                                                    ----------       -----------
                                                                        27,249            22,867

Less--allowance for estimated losses .....................                (739)             (818)
                                                                    ----------       -----------
                                                                        26,510            22,049

Investment in real estate entities .......................              15,887            14,230

Cash and cash equivalents ................................               4,946            10,346
Other assets (including $14,297 in 2002 and
   $14,170 in 2001 from affiliates and related
   parties) ..............................................              39,240            39,840
                                                                    ----------       -----------
                                                                    $  720,198       $   709,152
                                                                    ==========       ===========

   The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                              March 31,        December 31,
                                                                                 2002              2001
                                                                            ------------     ----------------
                                                                                 (dollars in thousands,
                                                                                    except per share)
                         Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ............................................      $  472,486        $  461,037
Other liabilities (including $421 in 2002 and $1,068 in
   2001 to affiliates and related parties) ............................          25,674            25,966
                                                                             ----------        ----------
                                                                                498,160           487,003
Commitments and contingencies

Minority interest .....................................................           6,673             5,381

Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
     shares; issued and outstanding 5,829
     shares (liquidation preference $583) .............................              --                --
   Series C; $.01 par value; authorized, issued
     and outstanding 30,000 shares; (liquidation
     preference $3,000) ...............................................              --                --
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,042,594 shares in 2002
   and 2001 ...........................................................              80                80
Paid-in capital .......................................................         271,761           271,761
Accumulated distributions in excess of
   accumulated earnings ...............................................         (56,453)          (55,073)
Foreign currency translation loss .....................................             (23)               --
                                                                             ----------        ----------

                                                                                215,365           216,768
                                                                             ----------        ----------

                                                                             $  720,198        $  709,152
                                                                             ==========        ==========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Three Months
                                                                        Ended March 31,
                                                                      --------------------
                                                                        2002        2001
                                                                      --------    --------
                                                                     (dollars in thousands,
                                                                        except per share)
Property revenue
   Rents (including $30 from affiliates in 2002
      and 2001) .................................................     $  30,420    $ 34,405

Property expense
   Property operations (including $807 in 2002
      and $643 in 2001 to affiliates and related
      parties) ..................................................        18,695      19,854
                                                                      ---------    --------
      Operating income ..........................................        11,725      14,551

Other income
   Interest and other (including $74 in 2002
      from related parties) .....................................         1,067         638
   Equity loss of equity investees ..............................        (1,276)     (1,373)
   Gain on sale of real estate ..................................            --       6,484
                                                                      ---------    --------
                                                                           (209)      5,749
Other expense
   Interest .....................................................         9,116      11,003
   Depreciation .................................................         5,132       4,941
   Advisory fee to affiliate ....................................         1,415       1,502
   Net income fee to affiliate ..................................            --          26
   General and administrative (including $786 in
      2002 and $769 in 2001 to affiliates) ......................         2,202       2,425
   Minority interest ............................................           (59)         19
                                                                      ---------    --------
                                                                         17,806      19,916
                                                                      ---------    --------

Net income (loss) from continuing operations ....................        (6,290)        384

Discontinued operations:
   Loss from operations .........................................          (474)        (68)
   Gain on sale of operations ...................................         2,508          --
   Equity in investees gain on sale of real estate ..............         2,921          --
                                                                      ---------    --------
                                                                          4,955         (68)

Net income (loss) ...............................................        (1,335)        316
Preferred dividend requirement ..................................           (45)         (7)
                                                                      ---------    --------

Net income (loss) applicable to Common shares ...................     $  (1,380)   $    309
                                                                      =========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued



                                                    For the Three Months
                                                      Ended March 31,
                                                ---------------------------
                                                   2002             2001
                                                ----------      -----------
                                                  (dollars in thousands,
                                                    except per share)


Basic earnings per share
   Net loss from continued operations           $     (.78)     $       .04

   Discontinued operations                             .62                -
                                                ----------      -----------
Net income applicable to Common shares          $     (.17)     $       .04
                                                ==========      ===========

Diluted earnings per share
   Net loss from continued operations           $     (.78)     $       .04

   Discontinued operations                             .62                -
                                                ----------      -----------
Net income (loss) applicable to Common shares   $     (.17)     $       .04
                                                ==========      ===========

Weighted average Common shares used in
   computing earnings per share
   Basic                                         8,042,594        8,661,091
   Diluted                                       8,291,884        8,734,388


   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    Common Stock                       Accumulated
                                               ----------------------                 Distributions     Accumulated
                                                                                       in Excess of        Other
                                                                          Paid-in      Accumulated     Comprehensive   Stockholders'
                                               Shares          Amount     Capital        Earnings          Income         Equity
                                               ------          ------     -------        --------          ------         ------
                                                                      (dollars in thousands, except per share)

Balance, January 1, 2002 ..................  8,042,594       $     80   $ 271,761      $  (55,073)      $      --       $ 216,768

Unrealized loss on foreign currency
   translation ............................         --             --          --              --             (23)            (23)

   Net income .............................         --             --          --          (1,335)             --          (1,335)
                                                                                                                        ---------
                                                                                                                           (1,358)

Series A Preferred Stock cash
   dividend ($1.25 per share) .............         --             --          --              (7)             --              (7)
Series C Preferred Stock cash
   dividends ($1.25 per share) ............         --             --          --             (38)             --             (38)
                                             ---------       --------   ---------      ----------       ---------       ---------

Balance, March 31, 2002 ...................  8,042,594       $     80   $ 271,761      $  (56,453)      $     (23)      $ 215,365
                                             =========       =========  =========      ==========       =========       =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Three Months
                                                                                   Ended March 31,
                                                                            -----------------------------
                                                                               2002              2001
                                                                            -----------       -----------
                                                                                (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected (including $90 in 2002 and $30 in 2001
      from affiliates) .................................................    $    31,003       $    35,341
   Interest collected (including $74 in 2002 from related parties) .....            850               216
   Interest paid .......................................................         (8,994)          (10,631)
   Payments for property operations (including $807 in
      2002 and $643 in 2001 to affiliates and related parties) .........        (19,126)          (18,911)
   Advisory and net income fee paid to affiliate .......................         (1,454)           (2,563)
   General and administrative expenses paid (including
      $786 in 2002 and $769 in 2001 to affiliates and
      related parties) .................................................         (2,264)           (3,039)
   Other ...............................................................             --               207
                                                                            -----------       -----------
         Net cash provided by operating activities .....................             15               620

Cash Flows from Investing Activities
   Collections on notes receivable (including $2,045 in
      2002 from related parties) .......................................          4,472                17
   Funding of notes receivable (including $4,448 in 2002
      to related parties) ..............................................         (5,351)           (3,500)
   Acquisition of real estate ..........................................         (2,412)               --
   Real estate improvements ............................................        (15,476)           (1,428)
   Proceeds from sale of real estate ...................................          6,779            13,099
   Deposits on pending purchases and financings ........................             35            (1,216)
   Distributions from/(contributions to) equity investees ..............            323              (618)
                                                                            -----------       -----------
         Net cash (used in) provided by investing activities ...........        (11,630)            6,354

Cash Flows from Financing Activities
   Payments on notes payable ...........................................         (7,838)          (10,277)
   Proceeds from notes payable .........................................         14,328               100
   Deferred financing costs (including $27 in 2002 to
      affiliates and related parties) ..................................           (133)               --
   Payments from advisor ...............................................          2,573             7,623
   Advance to affiliates and related parties ...........................         (2,670)               --
   Dividends to stockholders ...........................................            (45)               --
                                                                            -----------       -----------
          Net cash provided by (used in) financing activities ..........          6,215            (2,554)

Net increase (decrease) in cash and cash equivalents ...................         (5,400)            4,420
Cash and cash equivalents, beginning of period .........................         10,346            22,323
                                                                            -----------       -----------
Cash and cash equivalents, end of period ...............................    $     4,946       $    26,743
                                                                            ===========       ===========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     --------------------
                                                                       2002        2001
                                                                     --------    --------
                                                                    (dollars in thousands)
Reconciliation of net income to net cash provided by
   operating activities
Net income (loss) ..........................................        $ (1,335)    $    309
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization ...........................           5,242        5,057
   Gain on sale of real estate .............................          (5,429)      (6,484)
   Equity loss of equity investees .........................           1,276        1,367
   (Increase) decrease in interest receivable ..............              30         (121)
   Decrease in other assets ................................             657        2,832
   (Decrease) increase in interest payable .................            (134)           8
   Decrease in other liabilities ...........................            (292)      (2,348)
                                                                    --------     --------
       Net cash provided by operating activities ...........        $     15     $    620
                                                                    ========     ========
Schedule of noncash investing and financing activities
Notes payable assumed on purchase of real estate ...........        $  1,389     $     --
Limited partnership interest received on sale of real
   estate ..................................................              --          550

Notes receivable provided on sale of real estate ...........           4,000           --

Real estate received on exchange with related party ........           4,145           --

Real estate exchanged with related party ...................          (4,145)          --

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

The financial statements and accompanying footnotes have been amended to revise the presentation of discontinued operations, pursuant to SFAS No. 144. The revision had no impact on the net income (loss) for the periods reported.

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

NOTE 2.  REAL ESTATE

In 2002, TCI purchased the following properties:

                                                   Units/        Purchase  Net Cash      Debt      Interest   Maturity
       Property                Location         Sq.Ft./Acres       Price     Paid      Incurred      Rate       Date
----------------------      --------------     --------------    --------  --------   ----------   --------   --------
First Quarter
Apartments
Blue Lakes Villas/(1)/      Waxahachie, TX        186 Units      $  1,012  $  1,048   $       --         --%        --
Echo Valley/(1)/            Dallas, TX            216 Units           787       788           --         --         --
Spy Glass/(1)/              Mansfield, TX         256 Units         1,280     1,042          208        7.5      08/43
Rasor/(1)(2)/               Plano, TX             200 Units         2,319       310           --         --         --

Shopping Center
Oak Tree Village/(2)/       Lubbock, TX        45,623 Sq.Ft.        1,467       196        1,389       8.48      11/07

Land
Lakeshore Villas/(2)/       Humble, TX          16.89 Acres           947       127           --         --         --

----------

(1)  Land purchased for apartment construction.
(2) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza at Bachman Retail Center.

In 2002, TCI sold the following properties:

                                                                  Sales    Net Cash      Debt     Gain/(Loss)
       Property                Location       Units/Sq.Ft.        Price    Received   Discharged    on Sale
----------------------      --------------   --------------      --------  --------   ----------  -----------
First Quarter
Apartments
Primrose                    Bakersfield, CA       162 Units      $  5,000  $  1,722   $    2,920  $       659

Office Building
Hartford                    Dallas, TX        174,513 Sq.Ft.        4,000        --           --           --/(1)/

Industrial Warehouse
Central Storage             Dallas, TX        216,035 Sq.Ft.        4,000     2,095        1,063        1,241

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

                                                                Sales        Net Cash        Debt       Gain/(Loss)
         Property              Location      Units/Sq.Ft.       Price        Received     Discharged      on Sale
--------------------------   ------------  -----------------  ----------   ------------  ------------  -------------
First Quarter - Continued
Shopping Center
Plaza at Bachman/(2)/         Dallas, TX     80,278 Sq.Ft.       4,707          --            --             --

----------

(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

In the first quarter of 2001, TCI sold the following properties:

                                             Units/Sq.Ft./      Sales        Net Cash        Debt       Gain/(Loss)
         Property              Location          Acres          Price        Received     Discharged      on Sale
--------------------------   ------------  -----------------  ----------   ------------  ------------  -------------
Apartments
Forest Ridge                Denton, TX            56 Units    $    2,000   $        682  $      1,151  $       1,014
Heritage                    Tulsa, OK            136 Units         2,286            206         1,948          1,575
Park at Colonade            San Antonio, TX      211 Units         5,800            927         4,066          1,052/(1)/

Industrial Warehouse
Zodiac                      Dallas, TX        35,435 Sq.Ft.          762            183           564            167

Land
McKinney 36                 McKinney, TX       1.822 Acres           476            476            --            355
Round Mountain              Austin, TX         110.0 Acres         2,560          2,455            --          1,047

----------

(1) Excludes a $550,000 gain from a limited partnership interest in the sold property.

At March 31, 2002, TCI had the following properties under construction:

                                                                              Additional   Construction
                                                                  Amount        Amount          Loan
         Property              Location         Units/Rooms      Expended     to Expend       Funding
--------------------------   ------------    -----------------  ----------   ------------  ------------
Apartments
Blue Lake Villas             Waxahachie, TX       186 Units     $    3,126   $      9,464  $     10,736
Echo Valley                  Dallas, TX           216 Units            981         13,238        12,509
Falcon Lakes                 Arlington, TX        284 Units          1,695         14,050        13,469
Limestone Ranch              Lewisville, TX       252 Units         12,081          2,540        13,000
Rasor Glen                   Plano, TX            200 Units          2,418         13,164        12,600
River Oaks                   Wiley, TX            180 Units          2,235          9,756        10,023
Sendero Ridge                San Antonio, TX      384 Units          6,577         22,084        24,420
Spyglass                     Mansfield, TX        256 Units          2,698         15,305        16,017
Tivoli                       Dallas, TX           190 Units          4,755          8,679        11,000
Verandas at City View        Fort Worth, TX       314 Units          2,895         20,055        19,000
Waters Edge IV               Gulfport, MS          80 Units          3,226            857            --

Hotel
Akademia                     Wroclaw, Poland      165 Rooms         15,325          3,410        14,240

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

TCI's investment in real estate entities, accounted for using the equity method, at March 31, 2002 was as follows:

                       Percentage          Carrying           Equivalent
                        of TCI's           Value of            Investee           Market Value
                      Ownership at       Investment at       Book Value at      of Investment at
    Investee         March 31, 2002     March 31, 2002      March 31, 2002       March 31, 2002
----------------     --------------     --------------      --------------       --------------
IORI .............       24.0%              $ 4,809            $  9,782             $  6,275
ARI ..............        6.5%               10,249               5,685                5,266
                                            -------            --------             --------
                                             15,058            $ 15,467             $ 11,541
                                                               ========             ========
Other ............                              829
                                            -------
                                            $15,887
                                            =======

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

Set forth below is summarized results of operations of equity investees for the first quarter of 2002 and 2001.

                                                         2002            2001
                                                       --------       ----------

      Revenues .....................................   $ 41,527       $ 45,000
      Equity in income of partnerships .............       (429)             4
      Property operating expenses ..................    (35,631)       (39,295)
      Depreciation .................................     (4,096)        (4,714)
      Interest expense .............................    (19,854)       (19,587)
                                                       --------       --------
      (Loss) before gains on sale of real estate ...    (18,483)       (18,592)

      Gain on sale of real estate ..................     25,586         20,215
                                                       --------       --------
      Net income ...................................   $  7,103       $  1,623
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

NOTE 6.  NOTES AND INTEREST PAYABLE

In 2002, TCI refinanced the following property:

                                                          Debt        Debt      Net Cash    Interest   Maturity
       Property            Location        Sq.Ft.       Incurred   Discharged   Received      Rate       Date
---------------------    ------------   -------------  ---------- ------------ ----------  ---------- ----------
First Quarter
Industrial Warehouse
Addison Hanger/(1)/      Addison, TX    23,650 Sq.Ft.    $ 2,687     $1,580      $ 942        6.75%/(2)/  02/07

----------------
(1) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2)  Variable interest rate.

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

the 122 unit Harper's Ferry Apartments in Lafayette, Louisiana, the 108 unit Oak Park IV Apartments in Clute, Texas, the 131 unit Quail Oaks Apartments in Balch Springs, Texas, the 300 unit Sunchase Apartments in Odessa, Texas, the 180 unit Timbers Apartments in Tyler, Texas, and the 112 unit Willow Creek Apartments in El Paso, Texas. One of the members of Metra is Third Millenium Partners, LLC which has as a member, Joseph Mizrachi, a Director of ARI, a related party. Another member of Metra is Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo"), which also has Joseph Mizrachi as a director. Due to TCI's relationship with ARI and Mr. Mizrachi, management has determined to treat this sale as a refinancing transaction. TCI will continue to report the assets and the new debt incurred by Metra on its financial statements. The sales price for the properties totaled $37.6 million. TCI received net cash of $10.5 million after paying off the existing debt of $18.0 million and various closing costs, including $376,000 in brokerage commissions to Third Millenium Partners, LLC. The new debt of $30.3 million bears interest at 7.57% per annum, requires monthly interest only payments of $212,000 and matures in May 2012. TCI also received $5.7 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)

Presented below is the operating income of each operating segment for the first quarter of 2002 and 2001, and each segment's assets at March 31.

                                                 Commercial
 Quarter Ended March 31, 2002        Land        Properties       Apartments      Hotels      Total
-------------------------------    ---------     -----------     -----------------------------------
Rents ..........................   $   161       $  16,158        $  13,213     $   888     $ 30,420
Property operating expenses ....       470           9,182            8,196         847       18,695
                                   -------       ---------        ---------     -------     --------
Operating income (loss) ........      (309)          6,976            5,017          41       11,725

Depreciation ...................        --           3,487            1,343         302        5,132
Interest .......................       493           4,618            3,693         312        9,116
Real estate improvements .......        40           1,537           10,309       3,590       15,476
Assets .........................    63,308         298,813          237,371      34,123      633,615

                                                 Commercial
Property Sales                                   Properties      Apartments                   Total
                                                 -----------     ----------                 --------
Sales price ....................                 $ 12,707         $ 5,000                   $ 17,707
Cost of sales ..................                  (11,466)         (4,341)                   (15,807)
                                                 --------         -------                   --------
Gain on sale ...................                 $  1,241         $   659                   $  1,900/(1)/
                                                 ========         =======                   ========

--------------
(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $2.9 million and a previously deferred gain on the sale of the Madison at Bear Creek Apartments of $608,000.

                                                 Commercial
 Quarter Ended March 31, 2001         Land       Properties      Apartments     Hotels     Total
-------------------------------     --------     -----------    ---------------------------------
Rents ..........................    $   136      $ 17,151         $ 15,788   $ 1,330   $ 34,405
Property operating expenses ....        382         9,002            9,272     1,198     19,854
                                    -------      --------         --------   -------   --------
Operating income (loss) ........       (246)        8,149            6,516       132     14,551
Depreciation ...................         --         1,557            3,131       253      4,941
Interest .......................        311         5,838            4,493       361     11,003
Real estate improvements .......         --         1,251               34       143      1,428
Assets .........................     57,966       345,071          204,991    19,821    627,849

                                                                Commercial
Property Sales                                       Land       Properties    Apartments    Total
                                                  ----------    ------------  -----------   ------
Sales price ....................                   $ 3,036        $    762      $10,086     $13,884
Cost of sales ..................                     1,634             595        6,445       8,674
                                                   -------        --------      -------     -------
Gain on sale ...................                   $ 1,402        $    167      $ 3,641     $ 5,210/(1)/
                                                   =======        ========      =======     =======

--------------
(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $1.3 million.

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

For the three months ended March 31, 2002, income from discontinued operations relates to 4 properties that TCI sold during 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                           --------    --------
                                                                             2002        2001
                                                                           --------    --------
Revenue
   Rental                                                                   $   449    $   859
   Property operations                                                          774        541
                                                                            -------    -------
                                                                               (325)       318
Expenses
   Interest                                                                      40        207
   Depreciation                                                                 109        179
                                                                            -------    -------
                                                                                149        386
                                                                            -------    -------

Net loss from discontinued operations before gains on sale of real estate      (474)       (68)

   Gain on sale of operations                                                 2,508         --
   Equity in investees gain on sale of real estate                            2,921         --
                                                                            -------    -------

Net income from discontinued operations                                     $ 4,955    $   (68)
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

Rents in the first quarter of 2002, decreased to $30.4 million compared to $34.4 million in 2001. Of this decrease, $4.8 million was due to the sale of 16 apartments in 2002 and 2001 and $2.2 million was due to the sale of nine commercial properties in 2002 and 2001 and $326,000 was due to lower occupancies at TCI's hotels. These decreases were offset by increases of $1.9 million due to the purchase of five apartments in 2002 and 2001 and $31,000 was due to the purchase of one commercial property in 2002. Rental rates and occupancies increased by $208,000 for TCI's apartments and by $795,000 for TCI's commercial properties. Rents in the remaining quarters of 2002 may decrease as TCI sells income producing properties.

Property operations expense decreased in the first quarter of 2002, to $18.7 million from $19.9 million compared to the corresponding period in 2001. Of this decrease, $2.7 million was due to the sale of 16 apartments in 2002 and 2001, $449,000 was due to the sale of nine commercial properties and hotel operating expenses decreased by $351,000. These decreases were offset by increases of $1.5 million due to the purchase of five apartments in 2002 and 2001 and $15,000 due to the purchase of one commercial property in 2002. Apartment operating expenses increased by $242,000 due to increased leasing costs and utilities and an increase of $800,000 was due to increased leasing, utility and maintenance costs at TCI's commercial properties.

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

Interest expense decreased to $9.2 million in the first quarter of 2002, from $11.0 million in 2001. Of this decrease, $1.4 million was due to the sale of 16 apartments in 2002 and 2001, $769,000 was due to the sale of five commercial properties in 2002 and 2001, and decreases of $20,000 were due to principal paydowns in 2001. Of the remaining decreases, $341,000 was due to lower variable interest rates at TCI's apartments, $478,000 was due to lower variable interest rates at TCI's commercial properties, and $49,000 was due to lower variable interest rates at TCI's hotels. These decreases were offset by increases of $823,000 due to the purchase of five apartments in 2002 and 2001, and $194,000 due to the financing of one property in 2001. Interest expense for the remaining quarters of 2002 are expected to decrease as TCI selectively sells properties.

Depreciation expense increased to $5.1 million in the first quarter of 2002, from $4.9 million in 2001. Of these increases, $273,000 was due to the purchase of five apartments in 2002 and 2001, and $548,000 was due to building and tenant improvements at TCI's commercial properties. These increases were offset by decreases of $450,000 due to the sale of 16 apartments and $283,000 due to the sale of five commercial properties in 2002 and 2001. Depreciation expense for the remaining quarters of 2002 is expected to decrease as TCI selectively sells properties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2002, TCI's exposure to a change in interest rates on its debt is as follows:

                                                   Weighted         Effect of 1%
                                                    Average         Increase In
                                  Balance        Interest Rate       Base Rates
                                 ----------      -------------      ------------
    Notes payable:
      Variable rate ............ $  149,099              6.28%      $      1,491
                                 ==========                         ============
    Total decrease in TCI's
      annual net income ........                                    $      1,491
                                                                    ============
    Per share ..................                                    $        .18
                                                                    ============

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

On October 23, 2001, TCI, IORI and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, the pending appeal has been dismissed and ARI will acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. ARI would issue ne share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock will be convertible into
2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI.

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





Date:     March 4, 2003                      By:  /s/ Ronald E. Kimbrough
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

1.  I have reviewed this quarterly report on Form 10-Q/A of TCI;

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





Date:     March 4, 2003                     /s/ Ronald E. Kimbrough
     -----------------------            -----------------------------------
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q/A

                      For the Quarter ended March 31, 2002

    Exhibit                                                             Page
     Number                        Description                         Number
    -------  --------------------------------------------------------  -------
      99.1   Certification Pursuant to 18 U.S.C. Section 1350, as        29
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.