Form 10-Q/A
period 2002-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-03-04
CIK 733590

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
         --------------------------------------------------------------
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


                                 (469) 522-4200
                        ---------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.
    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                                8,072,594
----------------------------                    --------------------------------
          (Class)                                (Outstanding at July 31, 2002)

This Form 10-Q/A Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as follows:



ITEM 1. FINANCIAL STATEMENTS

        Consolidated Statements of Operations - pages 4, 5

        NOTE 1. "BASIS OF PRESENTATION" - pages 9, 10
        NOTE 7. "OPERATING SEGMENTS" - page 17 - 19
        NOTE 8. "DISCONTINUED OPERATIONS" - page 19 - 20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Results of Operations" - pages 24 - 28


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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,   December 31,
                                                                 2002         2001
                                                             ------------ ------------
                                                               (dollars in thousands,
                                                                  except per share)
                             Assets

Real estate held for investment ..........................    $  769,673   $  712,832
Less - accumulated depreciation ..........................       (94,114)     (90,661)
                                                             ------------ ------------
                                                                 675,559      622,171

Real estate held for sale ................................        29,143          516

Notes and interest receivable
  Performing (including $15,085 in 2002 and $1,970 in 2001
    from related parties) ................................        33,786       17,620
  Nonperforming, nonaccruing .............................         1,772        5,247
                                                             ------------ ------------
                                                                  35,558       22,867

Less--allowance for estimated losses .....................        (1,012)        (818)
                                                             ------------ ------------
                                                                  34,546       22,049

Investment in real estate entities .......................        14,512       14,230

Cash and cash equivalents ................................         1,394       10,346
Other assets (including $3,694 in 2002 and
  $14,170 in 2001 from affiliates and related
  parties) ...............................................        29,939       39,840
                                                             ------------ ------------
                                                              $  785,093   $  709,152
                                                             ============ ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                  June 30,     December 31,
                                                                                    2002           2001
                                                                                ------------   ------------
                                                                                   (dollars in thousands,
                                                                                      except per share)
               Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ...................................................   $  524,272     $  461,037
Liabilities related to assets held for sale ..................................       16,734             --
Other liabilities (including $4,309 in 2002 and $1,068 in
  2001 to affiliates and related parties) ....................................       26,040         25,966
                                                                                ------------   ------------
                                                                                    567,046        487,003

Commitments and contingencies

Minority interest ............................................................        5,609          5,381

Stockholders' equity
Preferred Stock
  Series A; $.01 par value; authorized, 6,000
    shares; issued and outstanding 5,829
    shares (liquidation preference $583) .....................................           --             --
  Series C; $.01 par value; authorized, issued
    and outstanding 30,000 shares (liquidation
    preference $3,000) .......................................................           --             --
Common Stock, $.01 par value; authorized, 10,000,000
  shares; issued and outstanding 8,042,594 shares in 2002
  and 2001 ...................................................................           80             80
Paid-in capital ..............................................................      271,761        271,761
Accumulated deficit ..........................................................      (58,352)       (55,073)
Accumulated other comprehensive loss .........................................       (1,051)            --
                                                                                ------------   ------------

                                                                                    212,438        216,768
                                                                                ------------   ------------

                                                                                 $  785,093     $  709,152
                                                                                ============   ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three Months    For the Six Months
                                                           Ended June 30,          Ended June 30,
                                                      ----------------------- -----------------------
                                                         2002         2001       2002         2001
                                                      ----------   ---------- ----------   ----------
                                                          (dollars in thousands, except per share)
Property revenue
  Rents (including $34 in 2002 and 2001
     from related parties) .........................   $  29,960    $  33,533  $  58,476    $  67,939

Property expense
  Property operations (including $1,947
     in 2002 and $1,391 in 2001 to
     affiliates and related parties) ...............      18,916       18,401     36,276       38,254
                                                      ----------   ---------- ----------   ----------
Operating income ...................................      11,044       15,132     22,200       29,685

Other income
  Interest and other ...............................         984          670      2,051        1,308
  Equity in (loss) of equity investees .............        (291)         624     (1,567)         524
  Gain on sale of real estate ......................          --       20,623         --       25,833
                                                      ----------   ---------- ----------   ----------
                                                             693       21,917        484       27,665

Other expense
  Interest .........................................       9,631       10,254     17,989       21,257
  Depreciation .....................................       4,889        4,513      9,779        9,454
  Provision for asset impairment ...................       1,879           --      1,879           --
  Advisory fee to affiliates .......................       1,279        1,439      2,694        2,941
  Net income fee to affiliate ......................          --        1,103         --        1,129
  Incentive fee paid to affiliate ..................          --        1,577         --        1,577
  General and administrative (including
     $1,854 in 2002 and $1,603 in 2001 to
     affiliates and related parties) ...............       2,212        3,678      4,414        5,924

  Provision for loss ...............................         349           --        349           --
  Minority interest ................................         (26)          24        (84)          43
                                                      ----------   ---------- ----------   ----------
                                                          20,213       22,588     37,020       42,325

Net income (loss) from continuing operations .......      (8,476)      14,461    (14,336)      15,025

Discontinued operations:
  Loss from operations .............................        (645)        (130)    (1,550)        (378)
  Gain on sale of operations .......................       7,085           --      9,593           --
  Equity in investees gain on sale of
     real estate ...................................         183           --      3,104           --
                                                      ----------   ---------- ----------   ----------
                                                           6,623         (130)    11,147         (378)

Net income (loss) ..................................      (1,853)      14,331     (3,189)      14,647
Preferred dividend requirement .....................         (45)          (8)       (90)         (15)
                                                      ----------   ---------- ----------   ----------
Net income (loss) applicable to Common
  shares ...........................................   $  (1,898)   $  14,323  $  (3,279)   $  14,632
                                                      ==========   ========== ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three Months      For the Six Months
                                                           Ended June 30,            Ended June 30,
                                                      -----------------------   -----------------------
                                                         2002         2001         2002         2001
                                                      ----------   ----------   ----------   ----------
                                                           (dollars in thousands, except per share)
Basic earnings per share
   Net income (loss) from continued
      operations ..................................   $    (1.05)  $     1.67   $    (1.78)  $     1.73

   Discontinued operations ........................          .82         (.02)        1.39         (.04)
                                                      ----------   ----------   ----------   ----------

Net income (loss) applicable to Common
   shares .........................................   $     (.24)  $     1.65   $     (.41)  $     1.69
                                                      ==========   ==========   ==========   ==========

Diluted earnings per share
   Net income (loss) from continued
      operations ..................................   $    (1.05)  $     1.65   $    (1.78)  $     1.72

   Discontinued operations ........................          .80         (.01)        1.34         (.04)
                                                      ----------   ----------   ----------   ----------

Net income (loss) applicable to Common
   shares .........................................   $     (.24)  $     1.64   $     (.41)  $     1.68
                                                      ==========   ==========   ==========   ==========



Weighted average Common shares used in
   computing earnings per share
   Basic ..........................................    8,042,594    8,661,091    8,042,594    8,661,217
   Diluted ........................................    8,291,884    8,734,388    8,296,082    8,734,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  Accumulated
                                              Common Stock                       Distributions     Accumulated
                                              ------------
                                                                                  in Excess of        Other
                                                                      Paid-in     Accumulated     Comprehensive   Stockholders'
                                          Shares         Amount       Capital       Earnings          Income         Equity
                                        -----------   -----------   -----------  -------------    -------------   -------------
                                                                 (dollars in thousands, except per share)
Balance, January 1, 2002 ............    8,042,594     $      80     $ 271,761     $ (55,073)        $      --      $ 216,768


Unrealized loss on foreign
  currency translation ..............           --            --            --            --            (1,051)        (1,051)


  Net income ........................           --            --            --        (3,189)               --         (3,189)




Series A Preferred Stock cash
  dividend ($2.50 per share) ........           --            --            --           (15)               --            (15)
Series C Preferred Stock cash
  dividend ($2.50 per share) ........           --            --            --           (75)               --            (75)
                                         ---------     ---------     ---------     ---------         ---------      ---------

Balance, June 30, 2002 ..............    8,042,594     $      80     $ 271,761     $ (58,352)        $  (1,051)     $ 212,438
                                         =========     =========     =========     =========         =========      =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Six Months
                                                                                    Ended June 30,
                                                                            ------------------------------
                                                                                2002              2001
                                                                            ------------      ------------
                                                                                (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected (including $133 in 2002 and $70 in
      2001 from related parties) ........................................    $   64,360        $   69,805
   Interest collected ...................................................         1,577               700
   Interest paid ........................................................       (19,633)          (20,643)
   Payments for property operations (including $1,947 in
      2002 and $1,391 in 2001 to affiliates and related
      parties) ..........................................................       (39,184)          (40,775)
   Advisory and net income fee paid to affiliate ........................        (2,733)           (3,480)
   Incentive fee paid to affiliate ......................................            --            (1,577)
   General and administrative expenses paid (including
      $1,217 in 2002 and $1,603 in 2001 to affiliates and
      related parties) ..................................................        (5,557)           (5,917)
   Distributions from operating cash flow of equity
      investees .........................................................            --                50
   Other ................................................................            --               453
                                                                             ----------        ----------
         Net cash used in operating activities ..........................        (1,170)           (1,384)

Cash Flows from Investing Activities
   Collections on notes receivable (including $1,333 in
      2002 from related parties) ........................................         7,340             2,531
   Funding of notes receivable (including $14,480 in 2002
      to related parties) ...............................................       (16,219)           (5,000)
   Acquisition of real estate (including $690 in 2002
      and $130 in 2001 to affiliates and related parties) ...............        (5,317)           (1,815)
   Real estate improvements .............................................        (2,778)           (5,524)
   Real estate construction .............................................       (29,070)               --
   Proceeds from sale of real estate ....................................        35,842            56,530
   Deposits on pending purchases and financings .........................        (1,123)           (3,049)
   Contributions to equity investees ....................................            --            (1,931)
                                                                             ----------        ----------
         Net cash provided by (used in) investing activities ............       (11,325)           41,742

Cash Flows from Financing Activities
   Payments on notes payable ............................................       (45,613)          (34,571)
   Proceeds from notes payable ..........................................        64,642             4,600
   Deferred financing costs (including $54 in 2002 and
      $45 in 2001 to affiliates and related parties) ....................        (1,610)             (524)

   Payments to advisor ..................................................       (18,169)           (2,510)
   Advance from affiliate ...............................................         4,383                56
   Dividends to stockholders ............................................           (90)              (15)
                                                                             ----------        ----------
         Net cash provided by (used in) financing
             activities .................................................         3,543           (32,964)

Net increase (decrease) in cash and cash equivalents ....................        (8,952)            7,394
Cash and cash equivalents, beginning of period ..........................        10,346            22,323
                                                                             ----------        ----------
Cash and cash equivalents, end of period ................................    $    1,394        $   29,717
                                                                             ==========        ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                          For the Six Months
                                                                             Ended June 30,
                                                                       --------------------------
                                                                            2002         2001
                                                                       ------------  ------------
                                                                         (dollars in thousands)
Reconciliation of net income to net cash used in
   operating activities
Net income .........................................................    $   (3,189)   $   14,647
Adjustments to reconcile net income to net cash
   used in operating activities
   Depreciation and amortization ...................................        10,290        10,049
   Provision for loss ..............................................           349            --
   Gain on sale of real estate .....................................       (12,697)      (28,749)
   Provision for asset impairment ..................................         1,879            --
   Equity in loss of equity investees ..............................         1,567         2,366
   Distributions from operating cash flow of equity
      investees ....................................................            --            50
   Increase in interest receivable .................................          (354)          (55)
   Decrease in other assets ........................................           968         1,376
   Increase (decrease) in interest payable .........................           (58)          221
   Increase (decrease) in other liabilities ........................            75        (1,289)
                                                                       ------------  ------------

      Net cash used in operating activities ........................    $   (1,170)   $   (1,384)
                                                                       ============  ============

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate ...................    $   56,405    $    1,051

Notes payable assumed by buyer on sale of real estate ..............            --       (26,060)

Limited partnership interest received on
   sale of real estate .............................................            --         2,050

Notes receivable provided on sale of real estate ...................         4,000            --

Real estate received on exchange with related party ................         4,145            --

Real estate exchanged with related party ...........................        (4,145)           --

Real estate received from related party as forgiveness
   of debt .........................................................        79,287            --

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

NOTE 2.  REAL ESTATE

In 2002, TCI purchased the following properties:

                                                       Units/        Purchase   Net Cash      Debt      Interest     Maturity
           Property                Location         Sq.Ft./Acres       Price      Paid      Incurred      Rate         Date
-------------------------  --------------------   ----------------  ----------- --------    --------    --------     --------
First Quarter
Apartments
Blue Lakes Villas/(1)/    Waxahachie, TX                 186 Units    $   1,012 $   1,048   $    --          --%          --
Echo Valley/(1)/          Dallas, TX                     216 Units          787       788        --          --           --
Spy Glass/(1)/            Mansfield, TX                  256 Units        1,280     1,042       208        7.50        08/43
Rasor/(1)(2)/             Plano, TX                      200 Units        2,319       310        --          --           --

Shopping Center
Oak Tree Village/(2)/     Lubbock, TX                 45,623 Sq.Ft.       1,467       196     1,389/(3)/   8.48        11/07

Land
Lakeshore Villas/(2)/     Humble, TX                   16.89 Acres          947       127        --          --           --

Second Quarter
Apartments
DeSoto Ranch/(1)/         DeSoto, TX                     248 Units        1,364     1,489     2,246        7.18        12/43

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

______________________

(1)  Land purchased for apartment construction.
(2) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza on Bachman Creek Retail Center.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

(3)  Assumed debt.
(4)  Property received from ARI, a related party, for forgiveness of debt.
(5) Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(6)  Extension negotiations are currently under way on these loans.

In the first six months of 2001, TCI purchased the following properties:

                                                       Units/        Purchase     Net Cash      Debt       Interest  Maturity
        Property                 Location           Acres/Sq.Ft.       Price        Paid      Incurred       Rate      Date
-------------------------  --------------------   ---------------   -----------   --------    --------     --------  --------
Apartments
Courtyard                 Midland, TX                   133 Units     $ 1,425      $   345    $  1,051/(1)/    9.25%   04/06
Limestone Ranch           Lewisville, TX               10.5 Acres         505/(2)/      --          --           --      --

Land
Solco-Valley Ranch        Dallas, TX                   6.07 Acres       1,454        1,525          --           --      --
Mira Lago                 Farmers Branch, TX           8.88 Acres         541/(2)/      --          --           --      --

___________________

(1)  Assumed debt.

(2) Land was received from a related party in exchange for the Glenwood Apartments.

In 2002, TCI sold the following properties:

                                                                        Sales       Net Cash        Debt        Gain/(Loss)
           Property                Location        Units/Sq.Ft.         Price       Received     Discharged       on Sale
-------------------------  --------------------   --------------     ----------    ----------    ----------     -----------
First Quarter
Apartments
Primrose                  Bakersfield, CA               162 Units     $   5,000     $   1,722     $   2,920      $      659

Office Building
Hartford                  Dallas, TX                174,513 Sq.Ft.        4,000           --            --            --   /(1)/

Industrial Warehouse
Central Storage           Dallas, TX                216,035 Sq.Ft.        4,000          2,095         1,063          1,241

Shopping Center
Plaza on Bachman
 Creek/(2)/               Dallas, TX                 80,278 Sq.Ft.        4,707           --            --             --

Second Quarter
Apartments
Southgreen                Bakersfield, CA                80 Units         3,600          1,011         2,381            (72)

Office Building
Jefferson                 Clear Lake, TX             78,159 Sq.Ft.       16,550          5,957         9,679          3,421
Nasa                      Washington, DC             71,877 Sq.Ft.        2,600          2,341          --            1,341
Windsor Plaza             Windcrest, TX              80,522 Sq.Ft.        4,250          3,813          --              895

Third Quarter
Apartments
4242 Cedar Springs        Dallas, TX                     76 Units         2,600            971         1,288          1,252
Camelot                   Largo, FL                     120 Units         5,263          1,616         3,268          1,517
Country Crossing          Tampa, FL                     227 Units         5,800          1,836         3,726          3,142

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

_______________________
(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

In the first six months of 2001, TCI sold the following properties:

                                                 Units/Sq.Ft./       Sales        Net Cash         Debt       Gain/(Loss)
           Property             Location               Acres         Price        Received     Discharged      on Sale
-------------------------  ------------------- ----------------   -----------   ------------- -------------  -------------
Apartments
Bent Tree Gardens         Addison, TX                204 Units       $9,000          $ 2,669     $ 6,065/(3)/   $   601
Fontenelle Hills          Bellevue, NE               338 Units       16,500            3,680      12,454/(3)/     4,565
Forest Ridge              Denton, TX                  56 Units        2,000              682       1,151          1,014
Glenwood                  Addison, TX                168 Units        3,659/(2)/         --        2,537/(3)/       --
Heritage                  Tulsa, OK                  136 Units        2,286              206       1,948          1,575
McCallum Glen             Dallas, TX                 275 Units        8,450            2,633       5,004/(3)/     1,375/(4)/
Park at Colonade          San Antonio, TX            211 Units        5,800              927       4,066          1,052/(1)/

Industrial Warehouse
Zodiac                    Dallas, TX              35,435 Sq.Ft.         762              183         564            167
Technology Trading        Sterling, VA           197,659 Sq.Ft.      10,775            4,120       6,214          4,163

Office Buildings
Daley                     San Diego, CA           64,425 Sq.Ft.       6,211            2,412       3,346            836
Waterstreet               Boulder, CO            106,257 Sq.Ft.      22,250            7,126      12,949          9,154

Land
McKinney 36               McKinney, TX             1.822 Acres          476              476        --              355
Moss Creek                Greensboro, NC            4.79 Acres           15               13        --              (71)
Round Mountain            Austin, TX               110.0 Acres        2,560            2,455        --            1,047

______________________
(1) Excludes a $550,000 deferred gain from a limited partnership interest in the sold property.

(2) The Glenwood Apartments were exchanged with ARI, a related party, for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.

(3)  Debt assumed by purchaser.

(4) Excludes a $1.5 million deferred gain from a limited partnership interest in the sold property.

At June 30, 2002, TCI had the following apartment properties under construction:

                                                                                       Additional      Construction
                                                                         Amount          Amount            Loan
             Property                 Location         Units/Rooms      Expended        to Expend          Funding
---------------------------- ------------------------ --------------- -------------   --------------  ---------------
Blue Lake Villas             Waxahachie, TX                186 Units   $     5,368     $      7,222    $      10,736
DeSoto Ranch                 DeSoto, TX                    248 Units         1,845           16,663           16,273
Echo Valley                  Dallas, TX                    216 Units         1,084           13,135           12,509
Falcon Lakes                 Arlington, TX                 284 Units         1,850           13,895           13,469
River Oaks                   Wiley, TX                     180 Units         2,736            9,255           10,023
Sendero Ridge                San Antonio, TX               384 Units         6,914           21,747           24,420
Spyglass                     Mansfield, TX                 256 Units         2,786           15,217           16,017
Tivoli                       Dallas, TX                    190 Units         7,254            6,180           11,000
Verandas at City View        Fort Worth, TX                314 Units         5,906           17,049           19,393
Waters Edge IV               Gulfport, MS                   80 Units         3,683              400             --

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

TCI's investment in real estate entities, accounted for using the equity method, at June 30, 2002, was as follows:

                     Percentage       Carrying        Equivalent
                      of TCI's        Value of         Investee         Market Value
                    Ownership at    Investment at    Book Value at    of Investment at
     Investee      June 30, 2002    June 30, 2002    June 30, 2002     June 30, 2002
----------------- ---------------  ---------------  ---------------  ------------------
IORI ..........        24.0%          $    4,475       $    9,469         $    6,206
ARI ...........         6.5%               9,526            4,949              8,344
                                      ----------       ----------         ----------
                                          14,001       $   14,418         $   14,550
                                                       ==========         ==========

Other .........                              511
                                      ----------
                                      $   14,512
                                      ==========

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first six months of 2002 and 2001.

                                                                     2002        2001
                                                                  ----------  ----------
      Revenues ................................................   $   85,675  $   90,650
      Equity in income of partnerships ........................         (923)      5,708
      Property operating expenses .............................      (71,363)    (74,585)
      Depreciation ............................................       (8,551)     (9,437)
      Interest expense ........................................      (38,569)    (40,282)
                                                                  ----------  ----------
      Loss before gains on sale of real estate ................      (33,731)    (27,946)

      Gain on sale of real estate .............................       28,374      46,291
                                                                  ----------  ----------
      Net income (loss) .......................................   $   (5,357) $   18,345
                                                                  ==========  ==========

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

NOTE 6.  NOTES AND INTEREST PAYABLE

In 2002, TCI refinanced the following properties:

                                                                                               Net Cash
                                                                   Debt           Debt         Received/    Interest     Maturity
        Property               Location        Sq.Ft./Units      Incurred      Discharged       (Paid)        Rate         Date
--------------------------  ----------------   -------------     --------      ----------      ---------    --------     --------
First Quarter
Industrial Warehouse
Addison Hanger/(1)/         Addison, TX        23,650 Sq.Ft.     $ 2,687        $   1,580        $  942       6.75%/(2)/    02/07

Second Quarter
Apartments
Paramount Terrace           Amarillo, TX          181 Units        2,700            2,797          (214)      6.63 /(2)/    07/04
Verandas at City View       Ft. Worth, TX         314 Units        2,779 /(3)/      2,197        (2,224)      7.00          03/44

___________

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

            Three Months Ended                            Commercial
              June 30, 2002                    Land       Properties     Apartments    Hotels     Total
-----------------------------------------    --------     ----------    ------------  --------  ---------
Rents ...................................    $    131     $   15,336     $   12,844   $  1,649  $  29,960
Property operating expenses .............         343          8,607          8,451      1,515     18,916
                                             --------     ----------     ----------   --------  ---------
Operating income (loss) .................    $   (212)    $    6,729     $    4,393   $    134  $  11,044
                                             ========     ==========     ==========   ========  =========

Interest ................................    $    191     $    4,442     $    4,312   $    686  $   9,631
Depreciation ............................           7          3,267          1,276        339      4,889
Real estate improvements ................          62          1,093         13,035      2,182     16,372
Provision for asset impairment ..........         707             --          1,172         --      1,879
Assets ..................................      91,931        330,401        246,404     35,966    704,702

                                                          Commercial
Property Sales:                                           Properties     Apartments               Total
                                                          ----------    ------------            ---------
Sales price .............................                 $   23,400     $    3,600             $  27,000
Cost of sales ...........................                     17,743          2,172                19,915
                                                          ----------     ----------             ---------
Gain on sale ............................                 $    5,657     $    1,428             $   7,085 /(1)/
                                                          ==========     ==========             =========

___________

(1)  Includes $1.5 million of previously deferred gains on sale of real estate.

             Six Months Ended                             Commercial
              June 30, 2002                    Land       Properties     Apartments    Hotels     Total
-----------------------------------------    --------     ----------    ------------  --------  ---------
Rents ...................................    $    288     $   30,482    $    25,169   $  2,537  $  58,476
Property operating expenses .............         710         16,971         16,232      2,363     36,276
                                             --------     ----------    -----------   --------  ---------
Operating income (loss) .................    $   (422)    $   13,511    $     8,937   $    174  $  22,200
                                             ========     ==========    ===========   ========  =========

Interest ................................    $    369     $    8,885    $     7,737   $    998  $  17,989
Depreciation ............................           7          6,576          2,555        641      9,779
Real estate improvements ................         102          2,630         23,344      5,772     31,848
Provisions for asset impairment .........         707             --          1,172         --      1,879
Assets ..................................      91,931        330,401        246,404     35,966    704,702

                                                          Commercial
Property Sales:                                           Properties     Apartments               Total
                                                          ----------    ------------            ---------
Sales price .............................                 $   36,107    $     8,600             $  44,707
Cost of sales ...........................                     29,209          5,905                35,114
                                                          ----------    -----------             ---------
Gain on sale ............................                 $    6,898    $     2,695             $   9,593 /(2)/
                                                          ==========    ===========             =========

___________

(2)  Includes $2.1 million of previously deferred gains on sale of real estate.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. OPERATING SEGMENTS (Continued)

            Three Months Ended                            Commercial
              June 30, 2002                    Land       Properties     Apartments    Hotels     Total
-----------------------------------------    --------     ----------    ------------  --------  ---------
Rents ...................................    $    189     $   16,178     $   15,217   $  1,949   $ 33,533
Property operating expenses .............         183          8,313          8,755      1,150     18,401
                                             --------     ----------     ----------   --------   --------
Operating income ........................    $      6     $    7,865     $    6,462   $    799   $ 15,132
                                             ========     ==========     ==========   ========   ========

Interest ................................    $    196     $    5,945     $    3,776   $    337   $ 10,254
Depreciation ............................          --          2,976          1,256        281      4,513
Real estate improvements ................       2,943          1,033             47         73      4,096
Assets ..................................      60,913        318,983        184,129     19,614    583,639

                                                          Commercial
Property Sales:                                Land       Properties     Apartments               Total
                                             --------     ----------    ------------            ---------
Sales price .............................    $     15     $   39,236     $   37,609             $  76,860
Cost of sales ...........................          86         25,083         31,068                56,237
                                             --------     ----------     ----------             ---------
Gain (loss) on sale .....................    $    (71)    $   14,153     $    6,541             $  20,623
                                             ========     ==========     ==========             =========

             Six Months Ended                             Commercial
              June 30, 2002                    Land       Properties     Apartments    Hotels     Total
-----------------------------------------    --------     ----------    ------------  --------  ---------
Rents ...................................    $    325     $   33,329     $   31,006   $  3,279  $  67,939
Property operating expenses .............         565         17,316         18,025      2,348     38,254
                                             --------     ----------     ----------   --------  ---------
Operating income (loss) .................    $   (240)    $   16,013     $   12,981   $    931  $  29,685
                                             ========     ==========     ==========   ========  =========

Interest ................................    $    507     $   11,783     $    8,269   $    698  $  21,257
Depreciation ............................          --          4,533          4,388        533      9,454
Real estate improvements ................       2,943          2,284             81        216      5,524
Assets ..................................      60,913        318,983        184,129     19,614    583,639

                                                          Commercial
Property Sales:                                Land       Properties     Apartments               Total
                                             --------     ----------    ------------            ---------
Sales price .............................    $  3,051     $   39,998     $   47,695             $  90,744
Cost of sales ...........................       1,720         25,678         37,513                64,911
                                             --------     ----------     ----------             ---------
Gain on sale ............................    $  1,331     $   14,320     $   10,182             $  25,833
                                             ========     ==========     ==========             =========

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

For the three and six months ended June 30, 2002 and 2001, income from discontinued operations relates to 11 properties that TCI sold during

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. DISCONTINUED OPERATIONS (Continued)

2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                            For the Three Months      For the Six Months
                                                                 Ended June 30,         Ended June 30,
                                                            --------------------      ------------------
                                                             2002        2001           2002       2001
                                                            -------     -------       -------    -------
Revenue
   Rental ................................................  $ 1,509     $ 2,841       $ 3,861    $ 3,698
   Property operations ...................................    1,302       1,929         3,410      2,470
                                                            -------     -------       -------    -------
                                                                207         912           451      1,228

Expenses
   Interest ..............................................      693         500         1,491        885
   Depreciation ..........................................      159         542           510        721
                                                            -------     -------       -------    -------
                                                                852       1,042         2,001      1,606
                                                            -------     -------       -------    -------
Net loss from discontinued operations before
   gains on sale of real estate ..........................     (645)       (130)       (1,550)      (378)

   Gain on sale of operations ............................    7,085          --         9,593         --
   Equity in investees gain on sale of real
     estate ..............................................      183          --         3,104         --
                                                            -------     -------       -------    -------
Net income from discontinued operations ..................  $ 6,623     $  (130)      $11,147    $  (378)
                                                            =======     =======       =======    =======

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

                           ___________________________

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

Results of Operations

TCI had net losses of $1.9 million and $3.2 million in the three and six months ended June 30, 2002, including gains on sale of real estate totaling $7.2 million and $12.7 million, compared to net income of $14.3 million and $14.6 million in the corresponding periods in 2001, including gains on sale of real estate totaling $21.2 million and $26.4 million. Fluctuations in this and other components of revenues and expenses between the 2002 and 2001 periods are discussed below.

Rents in the three months ended June 30, 2002, decreased to $30.0 million compared to $33.5 million in 2001. Of this decrease, $463,000 and $478,000 was due to decreases in occupancies at TCI's commercial properties and four U.S. hotels, respectively. Occupancies decreased to 79% in the second quarter of 2002 compared to 86% in the second quarter of 2001 from commercial properties located in Texas, Georgia, Florida

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

and Virginia. These properties represented approximately 43% of the revenues in TCI's commercial portfolio. The remaining difference is primarily due to the sale of 26 operating properties during 2001.

Rents in the six months ended June 30, 2002, decreased to $58.5 million compared to $67.9 million in 2001. Of this decrease, $923,000 was due to decreases in occupancies at TCI's four U.S. hotels. Overall occupancies for the commercial portfolio remained constant for the six months ended June 30, 2002. However, occupancies decreased to 80% from 86% in the six months ended June 30, 2002, from commercial properties located in Texas, Georgia, Florida and Virginia. These properties represented approximately 44% of the revenues in TCI's commercial portfolio. The remaining difference is primarily due to the sale of 26 properties during 2001. Rents are expected to remain constant or decrease in the remaining quarters of 2002 as commercial occupancies continue to decrease.

Property operations expense increased to $18.9 million and decreased to $36.3 million in the three and six months ended June 30, 2002, compared to $18.4 million and $38.3 million in 2001. Of these three and six month changes, $455,000 and $487,000 was due to the completion of the Limestone Ranch Apartments and Hotel Akademia, respectively, in the second quarter of 2002. Increases of $1.2 million and $2.7 million for the quarter and six months, were due to the purchase of five existing apartments in 2001 and $74,000 and $88,000 was due to the purchase of one shopping center in 2002. Property operations expenses for TCI's apartments increased by $881,000 and $1.1 million in the three and six months ended June 30, 2002. These increases include $301,000 and $550,000 from taxes and insurance, $247,000 and $293,000 from replacements and $137,000 and $264,000 from personnel expenses. Property operations expenses for TCI's commercial properties increased by $559,000 and $1.2 million in the three and six months ended June 30, 2002. These increases include $314,000 and $473,000 from taxes and insurance, $155,000 and $405,000 from repairs and $171,000 and $318,000 from personnel expenses. Property operations expenses for TCI's land properties increased by $299,000 and $330,000 in the three and six months ended June 30, 2002, due to increased taxes. These increases were offset by decreases of $106,000 and $459,000 due to decreases in occupancies from the U.S. hotels. Property operations expenses for the remaining quarters of 2002 are expected to increase as TCI continues to upgrade its apartments and improve its commercial leasing potential.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Equity in losses of investees increased to $291,000 and $1.6 million in the three and six months ended June 30, 2002 from gains of $624,000 and $524,000 in the three and six months ended June 30, 2001. The increase in losses from equity investees is primarily attributed to increased operating losses at ARI.

Interest expense decreased to $9.6 million in the three months ended June 30, 2002, from $10.3 million in 2001. The decrease is primarily due to lower variable rates and principal paydowns at TCI's apartments and commercial properties, respectively.

Interest expense decreased to $18.0 million in the six months ended June 30, 2002, compared to $21.3 million in 2001. The decrease was due to lower variable interest rates and principal paydowns at TCI's apartments and commercial properties, respectively. The remaining variance is primarily due to the 26 properties sold during 2001.

Depreciation expense increased to $4.9 million and $9.8 million in the three and six months ended June 30, 2002, from $4.5 million and $9.4 million in 2001. Of these increases, $281,000 and $558,000 were due to the purchase of five apartments in 2002 and 2001. Depreciation expense for the remaining quarters of 2002 is expected to increase as TCI completes its apartment construction projects.

For the three and six months ended June 30, 2002, TCI recorded a $1.9 million provision for asset impairment representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                                      Fair       Property     Costs to
          Property                 Location         Units/Acres       Value        Basis        Sell       Impairment
----------------------------  ------------------   -------------  ------------ ------------  ----------    ----------
Apartments
Apple Lane                    Lawrence, KS              75 Units   $    1,580   $    1,593   $     238      $    251
Fairway View                  El Paso, TX              264 Units        5,700        5,242         863           405
Fountains of Waterford        Midland, TX              172 Units        1,900        2,006         285           391
Sunchase                      Odessa, TX               300 Units        4,100        3,479         746           125

Land
Red Cross                     Dallas, TX              2.89 Acres        8,400        8,348         758           707

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2002, TCI's exposure to a change in interest rates on its debt is as follows:

                                                  Weighted        Effect of 1%
                                                   Average         Increase In
                                   Balance      Interest Rate      Base Rates
                                  ---------    ---------------   --------------
   Notes payable:
     Variable rate .............  $ 160,244          6.20%         $    1,602
                                  =========                        ==========

   Total decrease in TCI's
     annual net income .........                                   $    1,602
                                                                   ==========

   Per share ...................                                   $      .20
                                                                   ==========

                         ______________________________


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

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting was held on July 2, 2002, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:

                                             Shares Voting
                                       --------------------------
                                                       Withheld
                   Director                For         Authority
         ---------------------------   -----------    -----------
         Henry A. Butler .........      6,845,106        80,885
         Earl D. Cecil ...........      6,845,372        80,618
         Ted P. Stokely ..........      6,843,907        82,083
         Martin L. White .........      6,845,867        80,124

There were no abstentions or broker non-votes on the election of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 Exhibit
  Number                               Description
--------- ---------------------------------------------------------------------
  99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K as follows:

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRANSCONTINENTAL REALTY
                                               INVESTORS, INC.








Date:     March 4, 2003                    By:     /s/ Ronald E. Kimbrough
     -------------------------                 --------------------------------
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q/A

                       For the Quarter ended June 30, 2002

  Exhibit                                                                          Page
   Number                                Description                              Number
 --------- --------------------------------------------------------------------- --------
    99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant    36
           to Section 906 of the Sarbanes-Oxley Act of 2002.