Form 10-Q/A
period 2002-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-03-04
CIK 733590

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


                          Commission File Number 1-9240
                                                 ------


                     TRANSCONTINENTAL REALTY INVESTORS, INC.
      ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                              94-6565852
-------------------------------                         ------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas                        75234
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

This Form 10-Q/A Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as follows:


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Operations - pages 4, 5

         NOTE 1.  "BASIS OF PRESENTATION" - page 9, 10
         NOTE 7.  "OPERATING SEGMENTS" - page 19 - 21
         NOTE 10. "DISCONTINUED OPERATIONS" - page 22, 23



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Results of Operations" - pages 27 - 30

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,       December 31,
                                                                                             2002               2001
                                                                                        -------------       ------------
                                                                                            (dollars in thousands,
                                                                                               except per share)
                          Assets

Real estate held for investment ................................................          $ 763,800          $712,832
Less - accumulated depreciation ................................................            (94,780)          (90,661)
                                                                                          ---------          --------
                                                                                            669,020           622,171

Real estate held for sale ......................................................             40,747               516

Notes and interest receivable
   Performing (including $12,574 in 2002 and $1,970 in
     2001 from related parties) ................................................             27,345            17,620
   Nonperforming, nonaccruing ..................................................                 --             5,247
                                                                                          ---------          --------
                                                                                             27,345            22,867

Less--allowance for estimated losses ...........................................               (901)             (818)
                                                                                          ---------          --------
                                                                                             26,444            22,049

Investment in real estate entities .............................................             13,341            14,230

Cash and cash equivalents ......................................................              1,717            10,346
Other assets (including $24,717 in 2002 and
   $14,170 in 2001 from affiliates and related
   parties) ....................................................................             53,302            39,840
                                                                                          ---------          --------

                                                                                          $ 803,571          $709,152
                                                                                          =========          ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                        September 30,       December 31,
                                                                                             2002               2001
                                                                                       -------------        ------------
                                                                                             (dollars in thousands,
                                                                                               except per share)
                        Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable .....................................................          $ 522,243         $ 461,037
Liabilities related to assets held for sale ....................................             29,366                --
Other liabilities (including $4,886 in 2002 and $1,068
   in 2001 to affiliates and related parties) ..................................             29,785            25,966
                                                                                          ---------         ---------
                                                                                            581,394           487,003
Commitments and contingencies

Minority interest ..............................................................              6,532             5,381

Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
     shares; issued and outstanding 5,829
     shares (liquidation preference $583) ......................................                 --                --
   Series C; $.01 par value; authorized, issued
     and outstanding 30,000 shares (liquidation
     preference $3,000) ........................................................                 --                --
Common Stock, $.01 par value; authorized, 10,000,000
   shares; issued and outstanding 8,072,594 shares in
   2002 and 8,042,594 in 2001 ..................................................                 81                80
Paid-in capital ................................................................            257,096           256,833
Accumulated deficit ............................................................            (41,495)          (40,145)
Accumulated other comprehensive loss ...........................................                (37)               --
                                                                                          ---------         ---------

                                                                                            215,645           216,768
                                                                                          ---------         ---------

                                                                                          $ 803,571         $ 709,152
                                                                                          =========         =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Three Months            For the Nine Months
                                                                        Ended September 30,             Ended September 30,
                                                                     ------------------------        ------------------------
                                                                       2002            2001            2002            2001
                                                                     --------        --------        --------        --------
                                                                             (dollars in thousands, except per share)
Property revenue
   Rents ...................................................         $ 28,761        $ 25,708        $ 82,353        $ 93,646

Property expense
   Property operations .....................................           19,699          15,410          53,365          53,665
                                                                     --------        --------        --------        --------
Operating income ...........................................            9,062          10,298          28,988          39,981

Other income (loss)
   Interest and other ......................................              756             945           2,807           2,252
   Equity loss of equity investees .........................           (1,181)         (1,040)         (2,748)           (516)
   Gain on sale of real estate .............................               --          17,736              --          43,569
                                                                     --------        --------        --------        --------
                                                                         (425)         17,641              59          45,305

Other expense
   Interest ................................................           11,385           7,805          28,177          29,062
   Depreciation ............................................            4,848           3,955          14,137          13,409
   Provision for asset impairment ..........................              700              --           2,579              --
   Advisory fee to affiliates ..............................            1,525           1,267           4,220           4,208
   Net income fee to affiliate .............................               --             946              --           2,075
   Incentive fee paid to affiliate .........................               --           1,326              --           2,903
   General and administrative ..............................            2,276           1,686           6,689           7,610
   Provision for loss on notes receivable ..................             (180)             --             169              --
   Minority interest .......................................             (209)            (71)           (293)            (29)
                                                                     --------        --------        --------        --------
                                                                       20,345          16,914          55,678          59,238

Net income (loss) from continuing
   operations ..............................................          (11,708)         11,025         (26,631)         26,048

Discontinued operations:
   Income (loss) from operations ...........................             (199)             91          (1,162)           (286)
   Gain on sale of operations ..............................           13,744              --          23,337              --
   Equity in investees gain on sale of
      real estate ..........................................                2              --           3,106              --
                                                                     --------        --------        --------        --------
                                                                       13,547              91          25,281            (286)

Net income (loss) ..........................................            1,839          11,116          (1,350)         25,762
Preferred dividend requirement .............................              (45)             (7)           (134)            (22)
                                                                     --------        --------        --------        --------
Net income (loss) applicable to Common
   shares ..................................................         $  1,794        $ 11,109        $ (1,484)       $ 25,740
                                                                     ========        ========        ========        ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months    For the Nine Months
                                                            Ended September 30,     Ended September 30,
                                                           ----------------------   ----------------------
                                                              2002         2001        2002        2001
                                                           ----------   ---------   ----------  ----------
                                                              (dollars in thousands, except per share)
Basic and diluted earnings (loss) per
   share

   Net income (loss) from continuing
      operations .......................................   $    (1.46)  $     1.28  $    (3.32) $     3.02

   Discontinued operations .............................         1.68          .01        3.14        (.04)
                                                           ----------   ----------  ----------  ----------

Net income (loss) applicable to Common
   shares ..............................................   $      .22   $     1.29  $     (.18) $     2.98
                                                           ==========   ==========  ==========  ==========
Weighted average Common shares used in
   computing earnings per share ........................    8,071,180    8,603,614   8,052,227   8,625,230

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Common Stock                                   Accumulated
                                                     --------------------
                                                                                                           Other
                                                                             Paid-in     Accumulated   Comprehensive   Stockholders'
                                                       Shares     Amount     Capital       Deficit          Income         Equity
                                                     ----------  --------    -------     -----------   --------------  -------------

                                                                          (dollars in thousands, except per share)
Balance, January 1, 2002 .........................    8,042,594  $     80  $ 256,833     $   (40,145)  $       --      $    216,768

Unrealized loss on foreign currency
   translation ...................................           --        --         --              --          (37)              (37)

   Net loss ......................................           --        --         --          (1,350)          --            (1,350)

Issuance of Common Stock upon
   exercise ......................................       30,000         1        397              --           --               398

Series A Preferred Stock cash
   dividend ($3.75 per share) ....................           --        --        (22)             --           --               (22)
Series C Preferred Stock cash
   dividend ($3.75 per share) ....................           --        --       (112)             --           --              (112)
                                                     ----------  --------  ---------     -----------   ----------      ------------

Balance, September 30, 2002 ......................    8,072,594  $     81  $ 257,096     $   (41,495)  $      (37)     $    215,645
                                                     ==========  ========  =========     ===========   ==========      ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months
                                                                                      Ended September 30,
                                                                               ----------------------------
                                                                                   2002           2001
                                                                               ------------    ------------
                                                                                  (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ........................................................   $  95,335        $ 103,804
   Interest collected .....................................................       2,303            1,142
   Interest paid ..........................................................     (30,536)         (30,659)
   Payments for property operations .......................................     (59,890)         (59,420)
   Advisory and net income fee paid to affiliate ..........................      (4,259)          (6,191)
   Incentive fee paid to affiliate ........................................          --           (1,577)
   General and administrative expenses paid ...............................      (7,578)          (7,746)
   Distributions from operating cash flow of equity investees .............          --            1,134
   Other ..................................................................          98            2,571
                                                                              ---------        ---------
         Net cash (used in) provided by operating activities ..............      (4,527)           3,058

Cash Flows from Investing Activities
   Collections on notes receivable (including $1,333 in
      2002 from related parties) ..........................................      18,730            2,546
   Funding of notes receivable (including $14,480 in 2002
      to related parties) .................................................     (16,816)          (7,980)
   Acquisition of real estate .............................................      (9,486)          (8,969)
   Real estate improvements ...............................................      (4,039)          (6,572)
   Real estate construction ...............................................     (54,355)          (2,932)
   Proceeds from sale of real estate ......................................      67,536           88,160
   Deposits on pending purchases and financings ...........................        (709)          (1,078)
   Payments for interest swap .............................................        (187)              --
   Contributions to equity investees ......................................        (145)          (8,218)
   Payments from (to) advisor .............................................     (30,813)          12,786
   Net advance from affiliates ............................................         243               56
                                                                              ---------        ---------
        Net cash (used in) provided by investing activities ...............     (30,041)          67,799

Cash Flows from Financing Activities
   Payments on notes payable ..............................................     (73,779)         (55,614)
   Proceeds from notes payable ............................................     102,685            7,696
   Deferred financing costs ...............................................      (3,268)            (430)
   Dividends to stockholders ..............................................         (97)             (22)
   Repurchase of Common Stock .............................................          --           (9,490)
   Proceeds from exercise of stock options ................................         398               --
                                                                              ---------        ---------
         Net cash provided by (used in) financing activities ..............      25,939          (57,860)

Net (decrease) increase in cash and cash equivalents ......................      (8,629)          12,997
Cash and cash equivalents, beginning of period ............................      10,346           22,323
                                                                              ---------        ---------
Cash and cash equivalents, end of period ..................................   $   1,717        $  35,320
                                                                              =========        =========

The accompanying notes are an integral part of these Consolidated Financial Statements

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                       ----------------------------
                                                                                          2002              2001
                                                                                       ----------      ------------
                                                                                          (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
   operating activities
Net income (loss) ..............................................................       $ (1,350)         $ 25,763
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities
   Depreciation and amortization ...............................................         15,354            14,786
   Provision for loss on notes receivable ......................................            169                --
   Gain on sale of real estate .................................................        (26,443)          (47,529)
   Provision for asset impairment ..............................................          2,579                --
   Equity in loss of equity investees ..........................................          2,748             4,529
   Distributions from operating cash flow of equity investees ..................             --             1,134
   Increase in interest receivable .............................................           (233)             (197)
   (Increase) decrease in other assets .........................................         (1,712)            2,161
   Increase in interest payable ................................................            542               155
   Increase in other liabilities ...............................................          3,819             2,256
                                                                                       --------          --------
      Net cash (used in) provided by operating activities ......................       $ (4,527)         $  3,058
                                                                                       ========          ========
Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate ...............................       $ 56,405          $ 40,776

Notes payable assumed by buyer on sale of real estate ..........................             --           (34,161)

Limited partnership interest received on sale of real estate ...................             --             1,500

Notes receivable provided on sale of real estate ...............................         (6,700)               --

Real estate received on exchange with related party ............................          4,145                --

Real estate exchanged with related party .......................................         (4,145)               --

Real estate received from related party as payment of debt .....................         79,287                --

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

NOTE 2.  REAL ESTATE

In the first nine months of 2002, TCI purchased the following properties:

                                             Units/        Purchase    Net Cash     Debt         Interest   Maturity
        Property             Location     Sq.Ft./Acres      Price        Paid     Incurred         Rate       Date
------------------------- -------------- -------------- ------------- ---------- ----------     ---------- ----------
First Quarter
Apartments
Blue Lake Villas/(1)/     Waxahachie, TX      186 Units       $ 1,012    $ 1,048   $   --            --  %         --
Echo Valley/(1)/          Dallas, TX          216 Units           787        788       --            --            --
Spy Glass/(1)/            Mansfield, TX       256 Units         1,280      1,042      208          7.50         08/43

Shopping Center
Oak Tree Village/(2)/     Lubbock, TX     45,623 Sq.Ft.         1,467        196    1,389 /(3)/    8.48         11/07

Land
Lakeshore Villas/(2)/     Humble, TX        16.89 Acres           947        127       --            --            --
Rasor/(2)/                Plano, TX          24.5 Acres         2,319        310       --            --            --

Second Quarter
Apartments
DeSoto Ranch/(1)/         DeSoto, TX          248 Units         1,364      1,489    2,246          7.18         12/43

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)

                                                    Units/        Purchase    Net Cash       Debt         Interest       Maturity
         Property              Location          Sq.Ft./Acres       Price        Paid      Incurred         Rate           Date
--------------------------  --------------      --------------   ----------  ----------   ----------     ----------     ----------
Second Quarter - Continued
Office Building
Centura/(4)/                Farmers Branch, TX    410,901 Sq.Ft.   50,000          --     43,739 /(3)/   13.00 /(5)/    07/02 /(6)/

Land
Hollywood Casino/(4)/       Dallas, TX              42.64 Acres    16,987          --      6,222 /(3)/    9.50          03/03
Marine Creek/(4)/           Fort Worth, TX             54 Acres     3,700          --      1,500 /(3)/    9.00          01/03
Mason Park/(4)/             Houston, TX                18 Acres     2,790          --      2,600 /(3)/   14.00          04/02 /(7)/
Nashville/(4)/              Nashville, TN           16.57 Acres     1,890          --        955 /(3)/   15.50          07/03
Palm Desert/(4)/            Palm Desert, CA            61 Acres     3,920          --         --            --             --

Third Quarter
Land
2301 Valley Branch          Farmers Branch, TX      23.76 Acres     4,165       1,000      3,124          5.00          08/05

____________

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

In the first nine months of 2001, TCI purchased the following properties:

                                                Units/      Purchase       Net Cash      Debt           Interest        Maturity
        Property           Location             Acres        Price           Paid      Incurred           Rate            Date
----------------------- --------------      -------------- ----------     ----------  ----------       ----------      ----------
Apartments
By the Sea              Corpus Christi, TX       153 Units   $ 6,175         $  862    $ 5,538 /(1)/        7.07%          05/09
Baywalk                 Galveston, TX            192 Units     6,590            390      5,856 /(2)/        7.45           02/11
Courtyard               Midland, TX              133 Units     1,425            425      1,051 /(3)/        9.25           04/06
Island Bay              Galveston, TX            458 Units    20,360          3,225     16,232 /(2)/        7.40           07/11
Marina Landing          Galveston, TX            256 Units    12,050            518     10,912 /(2)/        5.30 /(4)/     01/03

Land
Solco-Valley Ranch      Dallas, TX              6.07 Acres     1,454          1,525         --                --              --
Limestone Ranch         Lewisville, TX          10.5 Acres       505 /(5)/       --         --                --              --
Mira Lago               Farmers Branch, TX      8.88 Acres       541 /(5)/       --         --                --              --
Seminary West           Fort Worth, TX          5.36 Acres       222            232         --                --              --

_____________

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)

(3)  Assumed debt.
(4)  Variable rate.
(5) Land was received from a related party in exchange for the Glenwood Apartments.

In the first nine months of 2002, TCI sold the following properties:

                                                Units/       Sales         Net Cash      Debt          Gain/(Loss)
        Property            Location          Sq.Ft/Acres    Price         Received   Discharged         on Sale
----------------------- -----------------   -------------- ----------     ----------  ----------       -----------
First Quarter
Apartments
Primrose                Bakersfield, CA          162 Units  $  5,000        $ 1,722    $ 2,920           $   659

Office Building
Hartford                Dallas, TX          174,513 Sq.Ft.     4,000             --         --                --  /(1)/

Industrial Warehouse
Central Storage         Dallas, TX          216,035 Sq.Ft.     4,000          2,095      1,063             1,241

Shopping Center
Plaza on Bachman
 Creek(2)               Dallas, TX           80,278 Sq.Ft.     4,707             --         --                --

Second Quarter
Apartments
Southgreen              Bakersfield, CA           80 Units     3,600          1,011      2,381               (72)

Office Building
Jefferson               Washington, DC       78,159 Sq.Ft.    16,550          5,957      9,679             3,421
Nasa                    Clear Lake, TX       71,877 Sq.Ft.     2,600          2,341         --             1,341
Windsor Plaza           Windcrest, TX        80,522 Sq.Ft.     4,250          3,813         --               895

Third Quarter
Apartments
4242 Cedar Springs      Dallas, TX                76 Units     2,600            971      1,288             1,252
Camelot                 Largo, FL                120 Units     5,263          1,616      3,298             1,517
Country Crossing        Tampa, FL                227 Units     5,800          1,836      3,726             3,142
Gladstell Forest        Conroe, TX               168 Units     4,875          1,713      2,360             2,050
Heritage on the River   Jacksonville, FL         301 Units    12,475          4,317      7,606             5,162

Office Building
Savings of America      Houston, TX          68,634 Sq.Ft.     2,800          1,104      1,185               621

Land
Palm Desert             Palm Desert, CA           36 Acres     3,600            685         --        --      (3)

___________________

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)

In the first nine months of 2001, TCI sold the following properties:

                                                Units/Sq.Ft./         Sales        Net Cash        Debt          Gain/(Loss)
     Property                  Location             Acres             Price        Received     Discharged         on Sale
----------------------    ------------------    -------------        -------      ----------    ----------       -----------
Apartments
Bent Tree Gardens         Addison, TX               204 Units        $ 9,000        $ 2,669       $ 6,065 /(1)/    $   601
Carseka                   Los Angeles, CA            54 Units          4,000          2,138         1,466            1,352
Fontenelle Hills          Bellevue, NE              338 Units         16,500          3,680        12,454 /(1)/      4,565
Forest Ridge              Denton, TX                 56 Units          2,000            682         1,151            1,014
Glenwood                  Addison, TX               168 Units          3,659 /(2)/       --         2,537 /(1)/         --
Heritage                  Tulsa, OK                 136 Units          2,286            206         1,948            1,575
McCallum Crossing         Dallas, TX                322 Units         11,500          1,841         8,101 /(1)/      4,485
McCallum Glen             Dallas, TX                275 Units          8,450          2,633         5,004 /(1)/      1,375 /(3)/
Oak Run                   Pasadena, TX              160 Units          5,800          1,203         4,364            2,227
Park at Colonade          San Antonio, TX           211 Units          5,800            927         4,066            1,592
Park Lane                 Dallas, TX                 97 Units          2,750          1,526         1,103            1,827
Sunset Lakes              Waukegan, IL              414 Units         15,000          6,089         7,243            7,316

Industrial Warehouse
Technology Trading        Sterling, VA          197,659 Sq.Ft.        10,775          4,120         6,214            4,163
Zodiac                    Dallas, TX             35,435 Sq.Ft.           762            183           564              167

Office Buildings
Chesapeake Center         San Diego, CA          57,493 Sq.Ft.         6,575          3,111         2,844              204
Daley                     San Diego, CA          64,425 Sq.Ft.         6,211          2,412         3,346              836
Waterstreet               Boulder, CO           106,257 Sq.Ft.        22,250          7,126        12,949            9,154

Land
Eagle Crest               Farmers Branch, TX       4.41 Acres            300            291            --             (215)
McKinney 36               McKinney, TX            1.822 Acres            476            476            --              355
Moss Creek                Greensboro, NC           4.79 Acres             15             13            --              (71)
Round Mountain            Austin, TX              110.0 Acres          2,560          2,455            --            1,047

___________

(1)  Debt assumed by purchaser.
(2) The Glenwood Apartments were exchanged with a related party for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(3) Excludes a $1.5 million deferred gain from a limited partnership interest in the sold property.

At September 30, 2002, TCI had the following apartment properties under construction:

                                                                                Additional    Construction
                                                                    Amount        Amount          Loan
      Property                 Location             Units          Expended     to Expend       Funding
----------------------    ------------------    -------------      --------     ----------    ------------
Blue Lake Villas          Waxahachie, TX           186 Units        $ 7,052        $ 5,538       $ 10,736
DeSoto Ranch              DeSoto, TX               248 Units          6,691         10,457         16,273
Echo Valley               Dallas, TX               216 Units          2,665         11,554         12,719
Falcon Lakes              Arlington, TX            284 Units          2,032         13,713         13,469
River Oaks                Wiley, TX                180 Units          2,886          9,105         10,023
Sendero Ridge             San Antonio, TX          384 Units         17,532         11,128         24,420
Spyglass                  Mansfield, TX            256 Units          6,074         11,928         16,017
Tivoli                    Dallas, TX               190 Units         10,565          2,869         11,000
Verandas at City View     Fort Worth, TX           314 Units          6,813         16,137         19,393

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.  INVESTMENT IN REAL ESTATE ENTITIES (Continued)

TCI's investment in real estate entities, accounted for using the equity method, at September 30, 2002, was as follows:

                  Percentage              Carrying              Equivalent
                   of TCI's               Value of               Investee             Market Value
                 Ownership at          Investment at           Book Value at        of Investment at
   Investee   September 30, 2002     September 30, 2002     September 30, 2002     September 30, 2002
   --------   ------------------     ------------------     ------------------     ------------------
IORI                24.0%                 $ 4,405                $ 9,367                $ 4,408
ARI .......          6.5%                   8,633                  4,412                  7,388
                                          -------                -------                -------
                                           13,038                $13,779                $11,796
                                                                 =======                =======
Other                                         303
                                          -------
                                          $13,341
                                          =======

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first nine months of 2002 and 2001.

                                                                               2002              2001
                                                                            ----------        ----------
      Revenues ...........................................................  $  121,940        $  135,342
      Equity in income of partnerships ...................................        (578)            9,184
      Property operating expenses ........................................    (102,587)         (140,772)
      Depreciation .......................................................     (12,316)          (13,912)
      Interest expense ...................................................     (53,798)          (62,289)
                                                                            ----------        ----------
      Loss before gains on sale of real estate ...........................     (47,339)          (72,447)
      Gain on sale of real estate ........................................      28,405            62,860
                                                                            ----------        ----------
      Net income (loss) ..................................................  $  (18,934)       $   (9,587)
                                                                            ==========        ==========

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES AND INTEREST PAYABLE

In 2002, TCI financed or refinanced the following properties:

                                                                                                 Net Cash
                                                    Sq.Ft./         Debt            Debt        Received/   Interest     Maturity
       Property                  Location          Units/Acres     Incurred       Discharged      (Paid)      Rate         Date
-----------------------       --------------      -------------   ----------     ------------   ---------   --------     --------
First Quarter
Industrial Warehouse
Addison Hanger /(1)/          Addison, TX          23,650 Sq.Ft.  $  2,687       $  1,580       $   942       6.75%/(2)/   02/07

Second Quarter
Apartments
Paramount Terrace             Amarillo, TX            181 Units      2,700          2,797          (214)      6.63 /(2)/   07/04
Verandas at City View         Fort Worth, TX          314 Units      2,779 /(3)/    2,197        (2,224)      7.00         03/44

Third Quarter
Apartments
Echo Valley                   Dallas, TX              216 Units      1,639 /(4)/       --           448       6.65         12/43
Quail Creek                   Lawrence, KS             95 Units      3,300          2,157           924       6.63/(2)/    09/05

Land
McKinney 36 /(5)/             Collin County, TX     34.58 Acres        425            956          (539)      9.50         04/03
Sandison /(5)/                Collin County, TX     97.97 Acres      1,199          1,040           145       9.50         04/03
Solco-Allen /(5)/             Collin County, TX     55.80 Acres        686            305           374       9.50         04/03
Stacy Road /(5)/              Allen, TX            160.38 Acres      1,979          1,345           613       9.50         04/03
State Highway 121 /(5)/       Collin County, TX    101.94 Acres      1,475            873           582       9.50         04/03
Watters Road /(5)/            Collin County, TX     97.00 Acres      1,189             --         1,180       9.50         04/03
Whisenant /(5)/               Collin County, TX     16.16 Acres        199            133            64       9.50         04/03

Fourth Quarter
Land
Dominion /(6)/                Dallas, TX            14.39 Acres        772             --           758      13.00         04/03
Manhatten /(6)/               Farmers Branch, TX    108.9 Acres      5,846             --         5,733      13.00         04/03
Pac Trust /(6)/               Farmers Branch, TX     7.11 Acres        382             --           370      13.00         04/03

 ___________________

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

               Three Months Ended                                 Commercial
               September 30, 2002                   Land          Properties       Apartments       Hotels         Total
------------------------------------------------  --------        ----------      -----------     --------       --------
Rents ..........................................  $    147        $   15,782      $    10,985     $  1,847       $ 28,761
Property operating expenses ....................       514             9,895            7,581        1,709         19,699
                                                  --------        ----------      -----------     --------       --------
Operating income (loss) ........................      (367)            5,887            3,404          138          9,062

Interest .......................................       372             6,744            3,676          593         11,385
Depreciation ...................................        11             3,300            1,137          400          4,848
Real estate improvements .......................         2             1,002              277           --          1,281
Real estate construction .......................        --                --           25,871           --         25,871
Provision for asset impairment .................        --                --              700           --            700
Assets .........................................    91,723           325,965          256,842       35,237        709,767

                                                                  Commercial
                                                    Land          Properties       Apartments                      Total
                                                  --------        ----------      -----------                    ---------
Property Sales:
Sales price ....................................  $  3,600        $    2,800      $    31,013                    $ 37,413
Cost of sales ..................................     3,600             2,179           17,890                      23,669
                                                  --------        ----------      -----------                    --------
Gain on sale ...................................  $     -- /(1)/  $      621      $    13,123                    $ 13,744
                                                  ========        ==========      ===========                    ========

__________________

(1) Excludes $666,000 of deferred gains on the sale of real estate.

                Nine Months Ended                                 Commercial
               September 30, 2002                   Land          Properties       Apartments      Hotels          Total
------------------------------------------------  --------        ----------       ----------     ---------      ---------
Rents ..........................................  $    435        $   45,292        $  32,243     $   4,383      $ 82,353
Property operating expenses ....................     1,225            26,382           21,871         3,887        53,365
                                                  --------        ----------        ---------     ---------      --------
Operating income (loss) ........................      (790)           18,910           10,372           496        28,988

Interest .......................................       722            15,403           10,462         1,590        28,177
Depreciation ...................................        19             9,663            3,414         1,041        14,137
Real estate improvements .......................       104             3,632              277            26         4,039
Real estate construction .......................        --                --           48,938         5,417        54,355
Provisions for asset impairment ................       707                --            1,872            --         2,579
Assets .........................................    91,723           325,965          256,842        35,237       709,767

                                                                  Commercial
                                                     Land         Properties        Apartments                     Total
                                                  ---------      ------------      ------------                  ---------
Property Sales:
Sales price ....................................   $ 3,600           $38,907          $39,613                    $ 82,120
Cost of sales ..................................     3,600            31,388           23,795                      58,783
                                                   -------           -------          -------                    --------
Gain on sale ...................................   $    -- /(2)/     $ 7,519          $15,818                    $ 23,337 /(3)/
                                                   =======           =======          =======                    ========

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. OPERATING SEGMENTS (Continued)

_________________

(2) Excludes $666,000 of deferred gains on sale or real estate.
(3) Includes $2.1 million of previously deferred gains on sale of real estate.

       Three Months Ended                      Commercial
       September 30, 2001            Land      Properties  Apartments    Hotels     Total
---------------------------------  ---------   ----------  ----------  ---------  ---------
Rents ...........................  $     140   $   14,661  $    9,162  $   1,745  $  25,708
Property operating expenses .....        355        7,903       5,969      1,183     15,410
                                   ---------   ----------  ----------  ---------  ---------
Operating income ................  $    (215)  $    6,758  $    3,193  $     562  $  10,298
                                   =========   ==========  ==========  =========  =========

Interest ........................  $     225   $    4,562  $    2,717  $     301  $   7,805
Depreciation ....................         --        2,520       1,137        298      3,955
Real estate improvements ........        239        2,632       2,932         26      5,829
Assets ..........................     60,902      312,100     212,729     19,342    605,073

                                               Commercial
Property Sales:                      Land      Properties  Apartments               Total
---------------------------------  ---------   ----------  ----------             ---------
Sales price .....................  $     300   $    6,575  $   39,050             $ 45,925
Cost of sales ...................        515        6,371      21,303               28,189
                                   ---------   ----------  ----------             --------
Gain (loss) on sale .............  $    (215)  $      204  $   17,747             $ 17,736
                                   =========   ==========  ==========             ========

       Nine Months Ended                       Commercial
       September 30, 2001            Land      Properties  Apartments    Hotels     Total
---------------------------------  ---------   ----------  ----------  ---------  ---------
Rents ...........................  $     465   $   47,990  $   40,167  $   5,024  $  93,646
Property operating expenses .....        920       25,219      23,994      3,532     53,665
                                   ---------   ----------  ----------  ---------  ---------
Operating income (loss) .........  $    (455)  $   22,771  $   16,173  $   1,492  $  39,981
                                   =========   ==========  ==========  =========  =========

Interest ........................  $     733   $   16,345  $   10,985  $     999  $  29,062
Depreciation ....................         --        7,053       5,525        831     13,409
Real estate improvements ........      1,332        4,917       3,013        242      9,504
Assets ..........................     60,902      312,100     212,729     19,342    605,073

                                               Commercial
Property Sales:                      Land      Properties  Apartments               Total
---------------------------------  ---------   ----------  ----------             ---------
Sales price .....................  $   3,351   $   46,573  $   86,745             $ 136,669
Cost of sales ...................      2,235       32,049      58,816                93,100
                                   ---------   ----------  ----------             ---------
Gain on sale ....................  $   1,116   $   14,524  $   27,929             $  43,569
                                   =========   ==========  ==========             =========

NOTE 8. PROVISION FOR ASSET IMPAIRMENT

For the three and nine months ended September 30, 2002, TCI recorded asset impairments of $700,000 and $1.9 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                   Fair   Property Costs to
        Property           Location   Units/Acres  Value   Basis     Sell   Impairment
------------------------ ------------ ----------- ------- -------   ------  ----------
Apartments
Apple Lane               Lawrence, KS    75 Units $ 1,580 $ 1,593   $  238  $      251
Fairway View             El Paso, TX    264 Units   5,700   5,242      863         405
Fountains of Waterford   Midland, TX    172 Units   1,900   2,006      285         391
Plantation               Tulsa, OK      138 Units   2,545   3,100      145         700
Sunchase                 Odessa, TX     300 Units   4,100   3,479      746         125

Land
Red Cross                Dallas, TX    2.89 Acres   8,400   8,348      758         707

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

NOTE 9.  ADVISORY FEES, PROPERTY MANAGEMENT, ETC.

Revenue, fees and cost reimbursements to BCM and its affiliates for the three and nine months ended:

                                                           For the Three Months   For the Nine Months
                                                            Ended September 30,   Ended September 30,
                                                           --------------------   -------------------
                                                              2002       2001       2002       2001
                                                           ---------  ---------   --------  ---------
Fees
   Advisory .............................................  $   1,525  $   1,267   $  4,220  $   4,208
   Net income ...........................................         --        946         --      2,075
   Incentive fee ........................................         --      1,326         --      2,903
   Property acquisition .................................         --      1,340         58      1,470
   Real estate brokerage ................................        979      1,122      2,089      3,043
   Mortgage brokerage and equity refinancing ............        133         --        160         45
   Property and construction management and leasing
     commissions* .......................................        648        519      2,595      1,910
                                                           ---------  ---------   --------  ---------
                                                           $   3,285  $   6,520   $  9,122  $  15,654
                                                           =========  =========   ========  =========
Cost reimbursements .....................................  $     614  $     461   $  2,468  $   2,064
                                                           =========  =========   ========  =========
Rent revenue ............................................  $      37  $      35   $    170  $     105
                                                           =========  =========   ========  =========

_________________

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

                                                   For the Three Months    For the Nine Months
                                                   ---------------------  ---------------------
                                                    Ended September 30,    Ended September 30,
                                                      2002        2001       2002        2001
                                                   ---------   ---------  ---------   ---------
Revenue
  Rental .......................................   $   2,105   $   7,039  $  10,852   $  10,738
  Property operations ..........................       1,101       4,381      7,121       6,851
                                                   ---------   ---------  ---------   ---------
                                                       1,004       2,658      3,731       3,887
Expenses
  Interest .....................................         986       1,720      3,676       2,605
  Depreciation .................................         217         847      1,217       1,568
                                                   ---------   ---------  ---------   ---------
                                                       1,203       2,567      4,893       4,173
                                                   ---------   ---------  ---------   ---------
Net loss from discontinued operations before
  gains on sale of real estate .................        (199)         91     (1,162)       (286)
  Gain on sale of operations ...................      13,744          --     23,337          --
  Equity in investees gain on sale of real
   estate ......................................           2          --      3,106          --
                                                   ---------   ---------  ---------   ---------
Net income from discontinued operations ........   $  13,547   $      91  $  25,281   $    (286)
                                                   =========   =========  =========   =========

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

Results of Operations

TCI had net income of $1.8 million and a net loss of $1.4 million in the three and nine months ended September 30, 2002, including gains on sale of real estate totaling $13.7 million and $26.4 million, compared to net income of $11.1 million and $25.7 million in the corresponding periods in 2001, including gains on sale of real estate totaling $17.7 million and $43.6 million. Fluctuations in this and other components of revenues and expense between the 2002 and 2001 periods are discussed below.

Rents in the three months ended September 30, 2002, increased to $28.8 million compared to $25.7 million in 2001. Of this increase, $3.2 million was due to the purchase of five existing apartments, one office building and one shopping center in 2002 and 2001. Occupancies for TCI's apartments, commercial properties and hotels decreased to 92%, 75% and 40%, respectively, in the three months ended September 30, 2002, from 93%, 81% and 53% in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Rents in the nine months ended September 30, 2002, decreased to $82.4 million compared to $93.6 million in 2001. This decrease is primarily due to the 26 properties sold during 2002, in addition to lower occupancies for TCI's apartments, commercial properties and hotels which decreased to 91%, 78% and 40% compared to 94%, 80% and 53% in 2001. Rents are expected to remain constant or decrease in the remaining quarter of 2002.

Property operations expense increased to $19.7 million in the nine month period ended September 30, 2002, compared to $15.4 million in 2001. Of this increase, $1.4 million was due to the completion of the two apartments and the Hotel Akademia in 2002, $1.5 million was due to the purchase of five existing apartments in 2001 and $1.1 million was due to the purchase of two commercial properties in 2002. Property operations expenses for TCI's apartments increased by $137,000 in the three months ended September 30, 2002. Property operations expenses for TCI's commercial properties increased by $155,000 in the three months ended September 30, 2002. Property operations expenses for TCI's land properties increased by $305,000 in the three months ended September 30, 2002. These increases were offset by decreases of $114,000 due to decreases in occupancies from the U.S. hotels. Property operations expenses for the remaining quarter of 2002 is expected to increase as TCI continues to upgrade its apartments and improve its commercial leasing potential.

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

Equity in losses of investees increased to $1.2 million and $2.7 million in the three and nine months ended September 30, 2002 from $1.0 million and $516,000 in 2001. The increase in losses from equity investees is primarily attributed to increased operating losses at ARI.

Interest expense increased to $11.4 million in the three months ended September 30, 2002, from $7.8 million in 2001. Of this increase, $3.5 million was due to the purchase of 14 properties subject to debt in 2002 and 2001, $611,000 was due to an interest swap agreement at the Limestone Canyon Apartments and $43,000 due to the refinancing of 14 apartments in 2002.

Interest expense decreased to $28.2 million in the nine months ended September 30, 2002, compared to $29.1 million in 2001. Of this decrease, $930,000 was due to lower variable interest rates and principal paydowns at TCI's apartments and commercial properties,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

respectively. Interest expense for the remaining quarter of 2002 may increase due to the financing of unencumbered land and refinancing of properties.

Depreciation expense increased to $4.8 million and $14.1 million in the three and nine months ended September 30, 2002, from $3.9 million and $13.4 million in 2001. Of these increases, $464,000 and $1.0 million were due to the purchase of eight properties subject to depreciation in 2002 and 2001 and $246,000 and $437,000 were due to the completion of the two apartments and Hotel Akademia in 2002. Increases of $328,000 were due to building and tenant improvements at TCI's commercial properties for the three months ended September 30, 2002. Depreciation expense for the remaining quarter of 2002 is expected to increase as TCI completes its apartment construction projects.

For the three and nine months ended September 30, 2002, TCI recorded asset impairments of $700,000 and $1.9 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                                  Fair          Property      Costs to
       Property                 Location        Units/Acres       Value          Basis          Sell        Impairment
 ----------------------       ---------------   -----------    -----------    ------------   ----------     ----------
Apartments
Apple Lane                    Lawrence, KS        75 Units        $ 1,580        $ 1,593       $ 238             $ 251
Fairway View                  El Paso, TX        264 Units          5,700          5,242         863               405
Fountains of Waterford        Midland, TX        172 Units          1,900          2,006         285               391
Plantation                    Tulsa, OK          138 Units          2,545          3,100         145               700
Sunchase                      Odessa, TX         300 Units          4,100          3,479         746               125

Land
Red Cross                     Dallas, TX        2.89 Acres          8,400          8,348         758               707

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

Related Party Transactions

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

Property Transactions

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

In June 2002, TCI purchased Centura Tower Office Building from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2002, TCI's exposure to a change in interest rates on its debt is as follows:

                                                                 Weighted           Effect of 1%
                                                                  Average           Increase In
                                                 Balance       Interest Rate         Base Rates
                                                ---------      -------------        ------------
       Notes payable:
         Variable rate ....................     $ 158,844        6.12%                  $ 1,588
                                                =========                               =======

       Total decrease in TCI's
         annual net income ................                                             $ 1,588
                                                                                        =======

       Per share ..........................                                             $  (.20)
                                                                                        =======

ITEM 4. CONTROLS AND PROCEDURES

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

                             _______________________

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On November 7, 2002, ARI announced that it intends to commence, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share to be paid will be $17.50 for TCI shares and $19.00 for IORI shares. The tender offers are being made to cure a default under the settlements resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. ARI will defer further action on the mergers, pending completion of the tender offers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit
 Number                          Description
--------  ----------------------------------------------------------------------

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

                                                  TRANSCONTINENTAL REALTY
                                                  INVESTORS, INC.




Date:  March 4, 2003                          By:  /s/ Ronald E. Kimbrough
     -------------------------                   -------------------------------
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



Date:  March 4, 2003                         /s/ Ronald E. Kimbrough
     -----------------                       --------------------------------
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q/A

                    For the Quarter ended September 30, 2002


  Exhibit                                                                    Page
   Number                        Description                                Number
-----------  -------------------------------------------------------------  ------
      99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     39
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.