Form 10-K
period 2002-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-03-31
CIK 733590

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

                     For the Year Ended December 31, 2002

                         Commission File Number 1-9240

                               -----------------

                    Transcontinental Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                      Nevada                   94-6565852
                  (State or Other           (I.R.S. Employer
                  Jurisdiction of          Identification No.)
                 Incorporation or
                   Organization)

              1800 Valley View Lane,
             Suite 300, Dallas, Texas             75234
               (Address of Principal           (Zip Code)
                Executive Offices)

                                (469) 522-4200
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
              Common Stock, $.01 par     New York Stock Exchange
                        value

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

   The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the New York Stock Exchange as of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $56,525,934 based upon a total of 2,853,079 shares held as of June 28, 2002 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 19, 2003, there were 8,072,594 shares of common stock outstanding.

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

================================================================================

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                               Page
                                                                                               ----
                                                PART I

Item 1.  Business.............................................................................   3
Item 2.  Properties...........................................................................   6
Item 3.  Legal Proceedings....................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders..................................  19

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  20
Item 6.  Selected Financial Data..............................................................  21
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  22
Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.......................  30
Item 8.  Financial Statements and Supplementary Data..........................................  32
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  77

                                               PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant..........................  77
Item 11. Executive Compensation...............................................................  82
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  84
Item 13. Certain Relationships and Related Transactions.......................................  85

                                                PART IV

Item 14. Controls and Procedures..............................................................  87
Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K.......  88
Signature Page................................................................................  90

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

   TCI's real estate at December 31, 2002, consisted of 128 properties held for investment, one partnership property and 11 properties held for sale In 2002, TCI purchased 16 properties held for investment. TCI's mortgage notes receivable portfolio at December 31, 2002, consisted of 13 mortgage loans. TCI's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

   On October 23, 2001, TCI, Income Opportunity Realty Investors, Inc. ("IORI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. v. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the "Olive Litigation"). In February 2002, the court granted final approval of the proposed settlement (the "Olive Settlement"). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of TCI and IORI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of TCI and IORI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the TCI and IORI shares. The tender offer was completed on March 18, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock tendered by non-affiliated stockholders. Pursuant to the tender offers, ARI acquired 1,213,226 TCI shares and 265,036 IORI shares. The completion of the tender offers fulfills the obligations under the Olive Settlement and the Olive Litigation has been dismissed with prejudice. TCI has the same board as IORI and the same advisor as IORI and ARI. Two of the directors of TCI and IORI also serve as directors of ARI.

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

   TCI's business is not seasonal. Management has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, management's plan of operation is to consider all types of real estate with an emphasis on properties generating current cash flow. Management expects to invest in and improve these properties to maximize both their immediate and long-term value. Management has also considered the development of apartment properties in selected markets primarily in Texas.

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

   Management does not expect that TCI will seek to fund or acquire new mortgage loans in 2003. However, TCI may originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management intends to service and hold for investment the mortgage notes in TCI's portfolio. However, TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI's rights vigorously with respect to mortgage notes that are in default. TCI's Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

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

   BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for TCI. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   BCM has been providing advisory services to TCI since March 28, 1989. BCM also serves as advisor to IORI and ARI. The Directors of TCI are also directors of IORI. The officers of TCI also serve as officers of ARI, IORI, and BCM. As of March 19, 2003 and after completion of the tender offer, TCI owned approximately 24.0% of IORI's outstanding shares of common stock and ARI owned approximately 64.5% and BCM owned approximately 14.5% of the outstanding shares of TCI's common stock.

   Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland") a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 45 of TCI's commercial properties to Regis Realty, Inc. ("Regis"), a related party, which was a company owned by GS Realty Services, Inc. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC ("Regis I"), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed TCI's five hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed TCI's five hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

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

   Details of TCI's real estate and mortgage notes receivable portfolios at December 31, 2002, are set forth in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning TCI's real estate and mortgage notes receivable portfolios.

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

   At December 31, 2002, none of TCI's properties, mortgage notes receivable or investment in partnerships exceeded 10% of total assets. At December 31, 2002, 86% of TCI's assets consisted of properties held for investment, 3% consisted of properties held for sale, 3% consisted of mortgage notes and interest receivable and 2% consisted of investments in partnerships. The remaining 6% of TCI's assets were invested in cash, cash equivalents and other assets. The percentage of TCI's assets invested in any one category is subject to change and no assurance can be given that the composition of TCI's assets in the future will approximate the percentages listed above.

   TCI's real estate is geographically diverse. At December 31, 2002, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 2002, TCI held mortgage notes receivable secured by apartments and commercial properties in the Southwest and Midwest regions of the continental United States, as shown more specifically in the table under "Mortgage Loans" below.

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

     Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. TCI owns five apartments and 18 commercial properties in this region.

     Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. TCI owns 47 apartments and 18 commercial properties in this region.

     Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. TCI owns two apartments, for commercial properties and three hotels in this region.

     Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. TCI owns three commercial properties in this region.

     Pacific region comprised of the states of California, Oregon and Washington. TCI owns a hotel and two commercial properties in this region.


   Excluded from the above are 34 parcels of unimproved land and one hotel in Wroclaw, Poland, as described below.

Real Estate

   At December 31, 2002, approximately 92% of TCI's assets were invested in real estate. TCI invests primarily in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. TCI's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

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

   TCI's real estate portfolio consists of 140 owned properties. Of the 140 properties, 12 apartments were sold to partnerships controlled by Metra Capital, LLC ("Metra"). See NOTE 6. "NOTES AND INTEREST PAYABLE." Because the Metra sales transaction was accounted for as a finance transaction, TCI continues to account for the 12 properties as owned properties.

   TCI typically invests in developed real estate. However, TCI has recently invested in unimproved land and apartment development and construction. To the extent that TCI continues to invest in development and construction projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

   At December 31, 2002, TCI had the following properties under construction:

                                                           Additional Construction
                                                   Amount    Amount       Loan
Property                   Location       Units   Expended to Expend    Funding
--------                --------------- --------- -------- ---------- ------------
Blue Lake Villas....... Waxahachie, TX  186 Units $ 9,226   $ 3,364     $10,736
DeSoto Ranch........... DeSoto, TX      248 Units  10,204     6,944      16,273
Echo Valley............ Dallas, TX      216 Units   4,104    10,115      12,719
River Oaks............. Wiley, TX       180 Units  10,367     1,624      10,023
Sendero Ridge.......... San Antonio, TX 384 Units  21,991     6,670      24,420
Spyglass............... Mansfield, TX   256 Units  14,361     3,642      16,017
Verandas at City View.. Fort Worth, TX  314 Units  10,090    12,860      19,393
Vistas at Pinnacle Park Dallas, TX      332 Units   2,788    18,025      19,149

   In 2002, TCI completed the 252 unit Limestone Ranch in Lewisville, Texas, the 284 unit Falcon Lakes Apartments in Arlington, Texas, the 190 unit Tivoli Apartments in Dallas, Texas, the 80 unit Waters Edge IV Apartments in Gulfport, Mississippi and the 165 room Hotel Akademia in Wroclaw, Poland.

   In the opinion of management, the properties owned by TCI are adequately covered by insurance.

   The following table sets forth the percentages, by property type and geographic region, of TCI's real estate (other than four hotels in the Pacific and Midwest regions, one hotel in Poland and 34 parcels of unimproved land, as described below) at December 31, 2002.

                                             Commercial
                        Region    Apartments Properties
                        ------    ---------- ----------
                        Pacific..      -- %      2.00%
                        Midwest..     1.57      12.11
                        Southwest    91.03      50.06
                        Southeast     7.40      30.82
                        Mountain.       --       5.01
                                    ------     ------
                                    100.00%    100.00%
                                    ======     ======

   The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI's investment in each region. TCI owns 34 parcels of unimproved land, two parcels for a total of 21.23 acres in the Southeast region, one parcel of 25 acres in the Pacific region and 31 parcels for a total of 996.65 acres in the Southwest region. See Schedule III to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of TCI's real estate portfolio.

   A summary of activity in TCI's owned real estate portfolio during 2002 is as follows:

            Owned properties at January 1, 2002................ 139
            Properties purchased...............................  16
            Properties added from consolidation of partnerships   3
            Properties sold.................................... (18)
                                                                ---
            Owned properties at December 31, 2002.............. 140
                                                                ===

   Properties Held for Investment. Set forth below are TCI's properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2002, 2001 and 2000, for apartments and commercial properties and average occupancy during 2002, 2001 and 2000 for hotels:

                                                                         Rent Per
                                                                        Square Foot     Occupancy %
                                                                     ----------------- --------------
       Property              Location        Units/Square Footage    2002  2001  2000  2002 2001 2000
       --------         ------------------ ------------------------- ----- ----- ----- ---- ---- ----
Apartments
4400................... Midland, TX          92 Units/94,472 Sq. Ft. $ .49 $ .49 $ .49  86   95   91
Apple Lane............. Lawrence, KS         75 Units/30,000 Sq. Ft.  1.04  1.04  1.00  93   99   97
Arbor Point............ Odessa, TX         195 Units/178,920 Sq. Ft.   .43   .41   .39  87   91   95
Ashton Way............. Midland, TX        178 Units/138,964 Sq. Ft.   .43   .43   .41  82   89   95
Autumn Chase........... Midland, TX          64 Units/58,652 Sq. Ft.   .54   .53   .52  98   94   97
Bay Walk............... Galveston, TX      192 Units/153,120 Sq. Ft.   .74   .74     *  95   92    *
Bluelake Villas........ Waxahachie, TX      180 Units/169,746 Sq.Ft.    **    **    **  **   **   **
By the Sea............. Corpus Christi, TX 153 Units/123,945 Sq. Ft.   .86   .83     *  88   93    *
Cliffs of Eldorado..... McKinney, TX       208 Units/182,288 Sq. Ft.   .85   .84   .84  86   94   95
Courtyard.............. Midland, TX        133 Units/111,576 Sq. Ft.   .45   .43     *  93   89    *
Coventry............... Midland, TX        120 Units/105,608 Sq. Ft.   .43   .43   .42  91   77   98
DeSoto Ranch........... DeSoto, TX         248 Units/ 240,718 Sq.Ft.    **     *     *  **    *    *
Echo Valley............ Dallas, TX                        216 Units/    **     *     *  **    *    *
El Chapparal........... San Antonio, TX    190 Units/174,220 Sq. Ft. $ .72 $ .72 $ .69  79   92   93
Fairway View Estates... El Paso, TX        264 Units/204,000 Sq. Ft.   .63   .62   .61  92   86   83
Fairways............... Longview, TX       152 Units/134,176 Sq. Ft.   .56   .54   .53  92   93   95
Falcon Lakes........... Arlington, TX      284 Units/207,960 Sq. Ft.   .97    **     *  11   **    *
Fountain Lake.......... Texas City, TX     166 Units/161,220 Sq. Ft.   .62   .59   .56  89   96   86
Fountains of Waterford. Midland, TX        172 Units/129,200 Sq. Ft.   .53   .53   .53  85   94   88
Harper's Ferry......... Lafayette, LA      122 Units/112,500 Sq. Ft.   .59   .58   .58  83   91   94
Hunters Glen........... Midland, TX        212 Units/174,180 Sq. Ft.   .38   .38   .37  81   91   91
In the Pines........... Gainesville, FL    242 Units/294,860 Sq. Ft.   .54   .54   .54  93   96   97
Island Bay............. Galveston, TX      458 Units/374,784 Sq. Ft.   .81   .81     *  90   87    *
Limestone Canyon....... Austin, TX         260 Units/216,000 Sq. Ft.  1.06  1.06  1.00  88   91   96
Limestone Ranch........ Lewisville, TX     252 Units/219,600 Sq. Ft.   .94    **     *  91   **    *
Lincoln Court.......... Dallas, TX            55 Units/40,063 Sq.Ft.  1.22  1.20  1.16  91   98   94
Marina Landing......... Galveston, TX      256 Units/205,504 Sq. Ft.   .82   .87     *  96   90    *
Mountain Plaza......... El Paso, TX        188 Units/220,710 Sq. Ft.   .51   .49   .49  97   95   94
Oak Park IV............ Clute, TX           108 Units/78,708 Sq. Ft.   .56   .54   .52  95   94   88
Paramount Terrace...... Amarillo, TX       181 Units/123,840 Sq. Ft.   .59   .57   .55  91   94   94
Plantation............. Tulsa, OK          138 Units/103,500 Sq. Ft.   .61   .59   .56  90   93   95
Quail Creek............ Lawrence, KS        95 Units/113,416 Sq. Ft.   .58   .57   .55  96   98   97
Quail Oaks............. Balch Springs, TX   131 Units/72,848 Sq. Ft.   .83   .81   .77  85   93   97
River Oaks............. Wiley, TX          180 Units/164,604 Sq. Ft.    **    **     *  **   **    *
Sandstone.............. Mesa, AZ           238 Units/146,320 Sq. Ft.   .90   .90   .90  83   88   91
Sendero Ridge.......... San Antonio, TX    384 Units/340,880 Sq. Ft.    **    **     *  **   **    *
Somerset............... Texas City, TX     200 Units/163,368 Sq. Ft.   .68   .66   .64  87   91   91
Southgate.............. Odessa, TX         180 Units/151,656 Sq. Ft.   .43   .42   .41  90   95   96
Spy Glass.............. Mansfield, TX      256 Units/ 239,264 Sq.Ft.    **     *     *  **    *    *
Stone Oak.............. San Antonio, TX    252 Units/187,686 Sq. Ft.   .70   .68   .65  92   91   94
Summerfield............ Orlando, FL        224 Units/204,116 Sq. Ft.   .75   .75   .70  89   93   95
Sunchase............... Odessa, TX         300 Units/223,048 Sq. Ft.   .49   .44   .43  91   96   95
Terrace Hills.......... El Paso, TX        310 Units/233,192 Sq. Ft.   .69   .67   .66  93   91   93
Tivoli................. Dallas, TX         190 Units/168,862 Sq. Ft.   .96    **     *  27   **    *
Timbers................ Tyler, TX          180 Units/101,666 Sq. Ft.   .59   .57   .55  93   92   98
Treehouse.............. Irving, TX         160 Units/153,072 Sq. Ft.   .80   .78   .75  94   94   94
Verandas at City View.. Fort Worth, TX     314 Units/295,170 Sq. Ft.    **    **     *  **   **    *
Vistas at Pinnacle Park Dallas, TX          332 Units/276,928 Sq.Ft.    **     *     *  **    *    *
Waters Edge IV......... Gulfport, MS         80 Units/76,400 Sq. Ft.   .76    **     *  74   **    *
Westwood............... Odessa, TX           79 Units/49,001 Sq. Ft.   .49   .48   .43  80   92  100
Willow Creek........... El Paso, TX        112 Units/103,140 Sq. Ft.   .55   .54   .50  94   94   97

                                                                               Rent Per
                                                                             Square Foot       Occupancy %
                                                                         -------------------- --------------
        Property                Location         Units/Square Footage     2002   2001   2000  2002 2001 2000
        --------          -------------------- ------------------------- ------ ------ ------ ---- ---- ----
Apartments (continued)
Willo-Wick Gardens....... Pensacola, FL        152 Units/153,360 Sq. Ft.    .54    .54    .56  84   91   89
Willow Wick.............. North Augusta, SC     104 Units/94,128 Sq. Ft.    .58    .56    .56  92   97   91
Woodview................. Odessa, TX           232 Units/165,840 Sq. Ft.    .51    .48    .46  85   95   96

Office Buildings
1010 Common.............. New Orleans, LA                494,579 Sq. Ft.  12.77  11.28  10.83  74   36   32
225 Baronne.............. New Orleans, LA                416,834 Sq. Ft.   9.89   9.77   9.61  76   75   76
4135 Beltline Road....... Addison, TX                     90,000 Sq. Ft.   9.00  10.33  10.17  --   --   33
9033 Wilshire............ Los Angeles, CA                 44,253 Sq. Ft.  29.24  27.67  26.08  63   88   90
Ambulatory Surgery Center Sterling, VA                    33,832 Sq. Ft.  23.12  20.37  34.26 100  100  100
Amoco.................... New Orleans, LA                378,244 Sq. Ft.  12.73  12.07  11.54  79   79   80
Atrium................... Palm Beach, FL                  74,603 Sq. Ft.  12.73  12.69  11.55  64   82   84
Bay Plaza................ Tampa, FL                       75,780 Sq. Ft.  15.85  15.96  15.60  86   99   95
Bay Plaza II............. Tampa, FL                       78,882 Sq. Ft.  13.01  13.03  12.80  72   91   93
Bonita Plaza............. Bonita, CA                      47,777 Sq. Ft.  20.07  19.50  18.66  91   93   92
Brandeis................. Omaha, NE                      319,234 Sq. Ft.  12.98  10.88  15.87  76   89  100
Centura.................. Farmers Branch, TX              410,901 Sq.Ft.  24.02      *      *  52    *    *
Corporate Pointe......... Chantilly, VA                   65,918 Sq. Ft.  20.24  19.72  18.31 100  100  100
Countryside Retail Center Sterling, VA                   133,422 Sq. Ft. $16.12 $16.02 $18.02  97   89   89
Durham Center............ Durham, NC                     207,171 Sq. Ft.  17.79  17.65  17.79  98   94   95
Eton Square.............. Tulsa, OK                      222,654 Sq. Ft.  11.35  11.27  10.52  42   63   60
Forum.................... Richmond, VA                    79,791 Sq. Ft.  15.32  15.99  15.65  60   70   84
Harmon................... Sterling, VA                    72,062 Sq. Ft.  19.79  19.72  19.50  61   70   85
Institute Place.......... Chicago, IL                    144,915 Sq. Ft.  17.13  16.23  14.99  88   95  100
Lexington Center......... Colorado Springs, CO            74,603 Sq. Ft.  13.41  12.88  12.26  84   83   54
Mimado................... Sterling, VA                    35,127 Sq. Ft.  19.77  19.97  19.55  79   73   89
One Steeplechase......... Sterling, VA                   103,376 Sq. Ft.  17.76  17.19  16.64 100  100  100
Parkway North............ Dallas, TX                      71,041 Sq. Ft.  17.41  17.00  14.77  72   73   76
Remington Tower.......... Tulsa, OK                       90,009 Sq. Ft.  11.96  11.61  11.34  84   88   86
Venture Center........... Atlanta, GA                     38,272 Sq. Ft.  18.53  17.85  17.16  71  100  100
Westgrove Air Plaza...... Addison, TX                     78,326 Sq. Ft.  13.96  13.54  12.91  66   81   90

Industrial Warehouses
5360 Tulane.............. Atlanta, GA                     30,000 Sq. Ft.   2.75   2.75   2.60 100  100  100
5700 Tulane.............. Atlanta, GA                     67,850 Sq. Ft.   2.45   2.93   2.83  12    7   77
Addison Hanger........... Addison, TX                     23,650 Sq. Ft.   8.12  10.07  11.08  98   86   51
Addison Hanger II........ Addison, TX                     29,000 Sq. Ft.   9.33   7.21      *  97   12    *
Encon.................... Fort Worth, TX                 256,410 Sq. Ft.   3.17   3.08   2.00 100  100  100
Kelly.................... Dallas, TX                     259,464 Sq. Ft.   3.67   3.61   3.85  51   94  100
McLeod................... Orlando, FL                    110,914 Sq. Ft.   8.03   8.01   7.86  87   92   88
Ogden Industrial......... Ogden, UT                      107,112 Sq. Ft.   2.95   2.94   3.32 100  100   86
Space Center............. San Antonio, TX                101,500 Sq. Ft.   3.46   3.18   3.09  84   89  100
Texstar.................. Arlington, TX                   97,846 Sq. Ft.   2.19   2.11   2.11 100  100  100
Tricon................... Atlanta, GA                    570,877 Sq. Ft.   3.89   3.87   3.75  88   93   91

Shopping Centers
Dunes Plaza.............. Michigan City, IN              223,869 Sq. Ft.   5.83   5.81   5.61  69   62   63
K-Mart................... Cary, NC                        92,033 Sq. Ft.   3.28   3.28   3.28 100  100  100
Oaktree Village.......... Lubbock, TX                      45,623 Sq.Ft.   9.64      *      *  92    *    *
Parkway Center........... Dallas, TX                      28,374 Sq. Ft.  15.98  15.08  14.67  73   86  100
Promenade................ Highland Ranch, CO             133,558 Sq. Ft.  12.41  13.06  10.57  81   75   73
Sadler Square............ Amelia Island, FL               70,295 Sq. Ft.   7.41   7.21   7.15  92   93   95
Sheboygan................ Sheboygan, WI                   74,532 Sq. Ft.   1.99   2.36   1.99 100  100  100

Other
Signature Athletic Club.. Dallas, TX                      56,532 Sq. Ft.

                                                                                 Total Room Revenues
                                                                                     Divided By
                                            Average Room Rate     Occupancy %   Total Available Rooms
                                         ----------------------- -------------- ---------------------
Property         Location        Rooms    2002    2001    2000   2002 2001 2000  2002   2001   2000
--------     ----------------- --------- ------- ------- ------- ---- ---- ---- ------ ------ -------
Hotels
Willows.....       Chicago, IL  52 Rooms $129.76 $130.37 $131.78  49   53   52  $63.35 $69.65 $ 69.10
City Suites.       Chicago, IL  45 Rooms  131.46  131.16  125.32  56   61   74   73.38  81.13   92.40
Majestic Inn San Francisco, CA  57 Rooms  141.62  174.85  170.08  37   41   79   52.25  79.10  133.65
The Majestic       Chicago, IL  55 Rooms  133.79  129.63  120.67  52   55   65   64.31  71.52   77.89
Akademia....   Wroclaw, Poland 165 Rooms   48.92      **       *  33   **    *   15.97     **       *

             Property                 Location           Acres
             --------            ------------------ ------------
             Land
             1013 Common........ New Orleans, LA      .413 Acres
             Alamo Springs...... Dallas, TX           .678 Acres
             Centura............ Farmers Branch, TX  8.753 Acres
             Lakeshore Villas... Humble, TX          16.89 Acres
             Lamar/Parmer....... Austin, TX          17.07 Acres
             Las Colinas........ Las Colinas, TX       4.7 Acres
             Lemmon Carlisle.... Dallas, TX           2.14 Acres
             Limestone Canyon II Austin, TX           9.96 Acres
             Marine Creek....... Ft. Worth, TX          54 Acres
             Mason Park......... Houston, TX            18 Acres
             Mercer Crossing.... Farmers Branch, TX 267.12 Acres(1)
             Nashville.......... Nashville, TN       16.57 Acres
             Palm Desert........ Palm Desert, CA        25 Acres
             Rasor.............. Plano, TX            24.5 Acres
             Seminary West...... Ft. Worth, TX        5.36 Acres
             West End........... Dallas, TX            6.8 Acres

--------
*  Property was purchased in 2001 or 2002.
** Property was under construction.
(1) Includes the 2301 Valley Branch, Dominion, Eagle Crest, Folsom, Hollywood Casino, Manhatten, Mira Lago, Pac Trust and Solco-Valley Ranch land parcels.

   Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

   In 2002, TCI purchased the following properties:

                                                                       Net
                                                  Units/     Purchase  Cash     Debt    Interest  Maturity
Property                        Location       Sq.Ft./Acres   Price    Paid   Incurred    Rate      Date
--------                   ------------------ -------------- -------- ------ --------   --------  --------
Apartments
Blue Lakes Villas(1)...... Waxahachie, TX          186 Units $ 1,012  $1,048 $    --       -- %       --
DeSoto Ranch(1)........... DeSoto, TX              248 Units   1,364   1,489   2,246      7.18     12/43
Echo Valley(1)............ Dallas, TX              216 Units     787     788      --        --        --
Spy Glass(1).............. Mansfield, TX           256 Units   1,280   1,042   2,303      7.50     08/43
Vistas at Pinnacle Park(1) Dallas, TX              382 Units   3,202     414   2,788      6.25     07/44

Office Building
Centura(2)................ Farmers Branch, TX 410,901 Sq.Ft.  50,000      --  43,739(3)  13.00(4)  07/03

Shopping Center
Oak Tree Village(5)....... Lubbock, TX         45,623 Sq.Ft.   1,467     196   1,389(3)   8.48     11/07

Land
2301 Valley Branch........ Farmers Branch, TX    23.76 Acres   4,165   1,000   3,124      4.00     08/05
Centura(2)................ Farmers Branch, TX     8.75 Acres  13,300      --   7,150(3)  13.50     03/03
Hollywood Casino(2)....... Dallas, TX            42.64 Acres  16,987      --   6,222(3)   9.50     03/03
Lakeshore Villas(5)....... Humble, TX            16.89 Acres     947     127      --        --        --
Marine Creek(2)........... Ft. Worth, TX            54 Acres   3,700      --   1,500(3)   9.00     01/03

                                                       Net
                                    Units/    Purchase Cash   Debt    Interest Maturity
Property            Location     Sq.Ft./Acres  Price   Paid Incurred    Rate     Date
--------         --------------- ------------ -------- ---- --------  -------- --------
Land (continued)
Mason Park(2)... Houston, TX        18 Acres   2,790    --   2,600(3)  14.00    02/03(5)
Nashville(2).... Nashville, TN   16.57 Acres   1,890    --     955(3)  15.50    07/03
Palm Desert(2).. Palm Desert, CA    61 Acres   4,625    --      --        --       --
Rasor(5)........ Plano, TX        24.5 Acres   2,319   310      --        --       --

--------
(1) Land purchased for apartment construction.
(2) Property received from ARI, a related party, for payment of debt.
(3) Assumed debt.
(4) Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(5) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza on Bachman Creek Retail Center and the reduction of $600,000 in affiliate receivables.

   In 2002, TCI sold the following properties:

                                                                      Net
                                                 Units/      Sales    Cash      Debt    Gain/(Loss)
Property                       Location       Sq.Ft./Acres   Price  Received Discharged   on Sale
--------                  ------------------ -------------- ------- -------- ---------- -----------
Apartments
4242 Cedar Springs....... Dallas, TX               76 Units $ 2,600  $  971    $1,288     $1,252
Camelot.................. Largo, FL               120 Units   5,263   1,616     3,268      1,517
Country Crossing......... Tampa, FL               227 Units   5,800   1,836     3,726      3,142
Gladstell Forest......... Conroe, TX              168 Units   4,875   1,713     2,360      2,050
Grove Park............... Plano, TX               188 Units   7,425   2,498     4,504      3,341
Heritage on the Park..... Jacksonville, FL        301 Units  12,475   4,317     7,606      5,162
Primrose................. Bakersfield, CA         162 Units   5,000   1,722     2,920        659
Southgreen............... Bakersfield, CA          80 Units   3,600   1,011     2,381        (72)
Trails of Windfern....... Houston, TX             240 Units   7,350   2,379     3,654      2,453

Office Building
Hartford................. Dallas, TX         174,513 Sq.Ft.   4,000      --        --        -- (1)
Jefferson................ Washington, DC      71,877 Sq.Ft.  16,550   5,957     9,679      3,421
NASA..................... Clear Lake, TX      78,159 Sq.Ft.   2,600   2,341        --      1,341
Plaza Tower.............. St. Petersburg, FL 186,281 Sq.Ft.  17,100   8,313     6,909      8,093
Savings of America....... Houston, TX         68,634 Sq.Ft.   2,800   1,104     1,185        621
Windsor Plaza............ Windcrest, TX       80,522 Sq.Ft.   4,250   3,813        --        895

Industrial Warehouse
Central Storage.......... Dallas, TX         216,035 Sq.Ft.   4,000   2,095     1,063      1,241

Shopping Center
Chelsea Square........... Houston, TX         70,275 Sq.Ft.   4,200   1,940     1,986      1,056
Plaza on Bachman Creek(2) Dallas, TX          80,278 Sq.Ft.   4,707      --        --         --

Land
Palm Desert.............. Palm Desert, CA          36 Acres   3,600     685        --        666

--------
(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

   In 2002, TCI financed/refinanced the following property:

                                                                                Net Cash
                                              Sq.Ft./        Debt       Debt    Received/ Interest  Maturity
Property                    Location        Units/Acres    Incurred  Discharged  (Paid)     Rate      Date
--------              -----------------    -------------- --------   ---------- --------- --------  --------
Apartments
Echo Valley.......... Dallas, TX                216 Units $ 1,639(1)  $    --    $   448    6.65%    12/43
Marina Landing....... Galveston, TX             256 Units  11,348      11,397       (699)   5.80     12/37
Metra................ See Below (2)           1,977 Units  30,314      18,822     10,362    7.57     05/12
Paramount Terrace.... Amarillo, TX              181 Units   2,700       2,797       (214)   6.63(3)  07/04
Quail Creek.......... Lawrence, KS               95 Units   3,300       2,157        924    6.63(3)  09/05
Verandas at City View Ft. Worth, TX             314 Units   2,779(4)    2,197     (2,224)   7.00     06/42

Office Building
Institute Place...... Chicago, IL          144,915 Sq.Ft.   8,025       5,225      2,434    4.75     12/07

Industrial Warehouse
Addison Hanger (5)... Addison, TX           23,650 Sq.Ft.   2,687       1,580        942    6.75(3)  02/07

Shopping Center
Sheboygan............ Sheboygan, WI         74,532 Sq.Ft.     600         387         63    6.60     10/05

Land
Dominion............. Dallas, TX              14.39 Acres     772          --        758   13.00     04/03
Manhatten............ Farmers Branch, TX      108.9 Acres   5,846          --      5,733   13.00     04/03
McKinney 36 (6)...... Collin County, TX       34.58 Acres     425         956       (539)   9.50     04/03
Pac Trust............ Farmers Branch, TX       7.11 Acres     382          --        370   13.00     04/03
Red Cross............ Dallas, TX               2.89 Acres   4,000          --         --    5.00     04/04
Sandison (6)......... Collin County, TX       97.97 Acres   1,199       1,040        145    9.50     04/03
Solco-Allen (6)...... Collin County, TX       55.80 Acres     686         305        374    9.50     04/03
Stacy Road (6)....... Allen, TX              160.38 Acres   1,979       1,345        613    9.50     04/03
State Highway 121 (6) Collin County, TX      101.94 Acres   1,475         873        582    9.50     04/03
Watters Road (6)..... Collin County, TX       97.00 Acres   1,189          --      1,180    9.50     04/03
Whisenant (6)........ Collin County, TX       16.16 Acres     199         133         64    9.50     04/03

--------
(1) The Echo Valley Apartments are under construction. The $1.6 million debt incurred was to fund construction to date. The total construction funding for the project is $12.7 million.
(2) In April 2002, TCI sold 12 residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 75 unit Apple Lane Apartments in Lawrence, Kansas; the 195 unit Arbor Point Apartments in Odessa, Texas; the 264 unit Fairway View Estates Apartments in El Paso, Texas; the 152 unit Fairways Apartments in Longview, Texas; the 166 unit Fountain Lake Apartments in Texas City, Texas; the 172 unit Fountains of Waterford Apartments in Midland, Texas; the 122 unit Harper's Ferry Apartments in Lafayette, Louisiana; the 108 unit Oak Park IV Apartments in Clute, Texas; the 131 unit Quail Oaks Apartments in Balch Springs, Texas; the 300 unit Sunchase Apartments in Odessa, Texas; the
    180 unit Timbers Apartments in Tyler, Texas; and the 112 unit Willow Creek Apartments in El Paso, Texas.
(3) Variable interest rate.
(4) The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.
(5) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(6) The mortgages are cross-collateralized.

   Properties Held for Sale. Set forth below are TCI's properties held for sale.

               Property               Location         Acres
               --------          ------------------ ------------
               Land
               Fiesta........... San Angelo, TX      .6657 Acres
               Fruitland........ Fruitland Park, FL   4.66 Acres
               McKinney 36...... Collin County, TX   34.58 Acres
               Red Cross........ Dallas, TX           2.89 Acres
               Round Mountain... Austin, TX             18 Acres
               Sandison......... Collin County, TX   97.97 Acres
               Solco--Allen..... Collin County, TX    55.8 Acres
               Stacy Road....... Allen, TX          160.38 Acres
               State Highway 121 Collin County, TX  101.94 Acres
               Watters Road..... Collin County, TX   97.00 Acres
               Whisenant........ Collin County, TX   16.16 Acres

   Partnership Properties. TCI accounts for partnership properties using the equity method. Set forth below are the properties owned by partnerships, the average annual rental rate for commercial properties, and occupancy rates at December 31, 2002, 2001 and 2000:

                                                   Rent Per Square Foot  Occupancy %
                                        Square     -------------------  -------------
Property               Location         Footage     2002   2001   2000  2002 2001 2000
--------          ------------------ ------------- -----  ------ ------ ---- ---- ----
Office Building
Prospect Park #29 Rancho Cordova, CA 40,807 Sq.Ft.  $--   $19.52 $20.42  --   72% 100%

   TCI is a 30% general partner in Sacramento Nine ("SAC 9"), which owns the Prospect Park #29 Office Building.

   Provision for asset impairment was $2.6 million in 2002. TCI recorded asset impairments of $2.6 million, representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                Fair   Property Costs to
Property                 Location   Units/Acres Value   Basis     Sell   Impairment
--------               ------------ ----------- ------ -------- -------- ----------
Apartments
Apple Lane............ Lawrence, KS   75 Units  $1,580  $1,593    $238      $251
Fairway View.......... El Paso, TX   264 Units   5,700   5,242     863       405
Fountains of Waterford Midland, TX   172 Units   1,900   2,006     285       391
Plantation............ Tulsa, OK     138 Units   2,545   3,100     145       700
Sunchase.............. Odessa, TX    300 Units   4,100   3,479     746       125

Land
Red Cross............. Dallas, TX   2.89 Acres   8,400   8,348     758       707

   The Red Cross land was under contract to sell and the sales price was used as fair value. The fair value determined for four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties. TCI is in current negotiations to refinance the Plantation Apartments. Lenders will refinance the property at between 80% and 90% of the value of the property. Currently, the loans are in the range of $2.0 million and $2.4 million.

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

   Types of Properties Securing Mortgage Notes. The properties securing TCI's mortgage notes receivable portfolio at December 31, 2002, consisted of two apartments, six office buildings, a shopping center, and unimproved land. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI's Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   At December 31, 2002, TCI's mortgage notes receivable portfolio included nine mortgage loans with an aggregate principal balance of $16.5 million secured by income-producing real estate located in the Midwest, Southeast and Southwest regions of the continental United States, three mortgage loans with an aggregate principal balance of $11.8 million secured by unimproved land in the Pacific and Southwest regions of the continental United States and one loan with a principal balance of $100,000 secured by a partnership interest. At December 31, 2002, 3% of TCI's assets were invested in notes and interest receivable.

   The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI's mortgage notes receivable at December 31, 2002. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of TCI's mortgage notes receivable portfolio.

                                          Commercial
                     Region    Apartments Properties Total
                     ------    ---------- ---------- -----
                     Southwest     -- %      72.5%    72.5%
                     Southeast    14.1        9.2     23.3
                     Midwest..      --        4.2      4.2
                                  ----       ----    -----
                                  14.1%      85.9%   100.0%
                                  ====       ====    =====

   A summary of the activity in TCI's mortgage notes receivable portfolio during 2002 is as follows:

Mortgage notes receivable at January 1, 2002 Mortgage notes receivable at January 1, 2002 12
Loans paid off........................................................................... (7)
Loans funded Loans funded................................................................  8
                                                                                          --
Mortgage notes receivable at December 31, 2002 Mortgage notes receivable at
  December 31, 2002...................................................................... 13
                                                                                          ==

   During 2002, $11.9 million was collected in full payment of seven mortgage notes and $4.3 million in principal payments were received on other mortgage notes. At December 31, 2002, 1% of TCI's assets were invested in mortgage notes secured by non-income producing real estate, comprised of a first lien mortgage note secured by 36 acres of unimproved land in Palm Desert, California, a second lien mortgage note secured by 1,714 acres of unimproved land in Tarrant County, Texas, a second lien on 21.6 acres of unimproved land in Tarrant County, Texas, and a loan secured by a partnership interest.

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

   In July 2001, TCI funded a $1.7 million mortgage loan secured by a first lien on 44.6 acres of unimproved land in Fort Worth, Texas, and a 100% interest in a partnership. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments and matured in June 2002. In September 2002, TCI received $1.3 million on the note. With this payment, TCI agreed to release the lien on the 44.6 acres substituting a second lien on 21.61 acres of unimproved land in Tarrant County, Texas, from the borrower to secure the remaining $689,000 in debt. TCI has extended the maturity to November 2002. As of March 2003, management continued efforts to collect the remaining balance.

   Junior Mortgage Loans. TCI may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of TCI's assets. At December 31, 2001, 2% of TCI's assets were invested in junior and wraparound mortgage loans.

   The following discussion briefly describes the junior mortgage loans that TCI originated as well as events that affected previously funded junior mortgage loans during 2002.

   In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. In June 2001, an additional $1.5 million was funded. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $67,000 and matured in September 2001. In October 2001, TCI extended the loan until February 2002, receiving $100,000 as an extension fee. In December 2001, TCI received a $1.5 million principal payment. In February 2002, TCI sold a $2.0 million senior participation interest in the loan to IORI, a related party. TCI and IORI received 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI extended the loan until April 2002, receiving $23,000 as an extension fee. In April 2002, the loan was extended until July 2002. In July 2002, the loan was extended until September 2002. In August 2002, the loan was paid off, including accrued but unpaid interest.

   In June 2001, in conjunction with the sale of 275 unit McCallum Glen Apartments in Dallas, Texas, TCI funded a $1.5 million mortgage loan secured by a second lien on the apartments. The note receivable bore interest at 10% per annum, required monthly interest only payments and matured in June 2003. In May 2002, the loan was paid off. TCI agreed to a 5% discount on the note and recognized a loss of $75,000 from the note. TCI also recognized a previously deferred gain on $1.5 million on the sale of the property.

   In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. The note receivable bears interest at 15% per annum, requires monthly interest only payments beginning in September 2001 and matures in July 2003. In March 2002, TCI received a $1.8 million principal payment. As of March 2003, TCI has funded $2.4 million of the line of credit.

   In August 2001, TCI agreed to fund up to $5.6 million loan secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of March 2003, TCI has funded a total of $4.3 million. On January 23, 2003, TCI agreed to extend the maturity date until May 1, 2003. The agreement requires interest to accrue at the default rate of 18%.

   In December 2000, TCI funded a $3.0 million mortgage loan secured by a second lien on four office buildings in San Antonio, Texas. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $40,000 and matured in June 2001. The note was extended until November 2001 with a $750,000 loan principal paydown. With this paydown, the note was renegotiated to replace the existing collateral with new collateral consisting of a 120,000 sq. ft. office building and industrial warehouse in Carrollton, Texas. The note bore interest at 16.0% per annum, required monthly payments of interest only and matured in May 2002. In July 2002, the note was paid off, including accrued but unpaid interest.

   In October 2001, TCI funded a $4.0 million loan secured by a 375,152 sq.ft. office building in St. Louis, Missouri. The note receivable bore interest at 9.0% per annum, required monthly interest only payments of $30,000 and matured in February 2002. In February 2002, TCI extended the loan maturity to February 2003. In August 2002, the note was paid off including accrued but unpaid interest.

   In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI.

   In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of March 2003, TCI has funded $264,000 of the additional line of credit.

   Also in January 2002, a mortgage loan with a principal balance of $608,000 was paid off, including accrued but unpaid interest. With the payoff of the note, TCI recognized a previously deferred gain on the sale of the property of $608,000.

   In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation ("One Hickory"), Garden Confederate Point, LP ("Confederate Point"), Garden Foxwood, LP ("Foxwood"), and Garden Woodsong, LP ("Woodsong"), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

   Also in April 2002, a mortgage loan with a principal balance of $155,000 was paid off, including accrued but unpaid interest.

   In July 2002, the Woodsong Apartments were sold. ARI received $2.6 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. The funds were received by ARI and the affiliate receivable balance was increased.

   In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments and matures in June 2005. As of March 2003, TCI has funded $175,000 of the line of credit.

   In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments of $54,000 and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

   Partnership mortgage loans. TCI owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates ("NIA"), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

   In February 1990, TCI, together with National Income Realty Trust, CMET and IORI three real estate entities which, at the time, had the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the "Olive Litigation"), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

   On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "First Amendment"). The First Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the First Amendment on July 3, 1997.

   The First Amendment provided that TCI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

   In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the First Amendment. In January 2000, the Board engaged another management compensation consultant to perform the required evaluation again. The evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the First Amendment has been fully remedied by the Board's engagement of this second consultant. Although several status conferences on this matter were held, there has been no court order resolving whether there was any breach of the First Amendment.

   In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provision of the Modification. The Board believes that the provisions of the Settlement, Modification and the First Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling was appealed by TCI and IORI.

   On October 23, 2001, TCI, Income Opportunity Realty Investors, Inc. ("IORI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the "Second Amendment"). Under the Second Amendment, the appeal has been dismissed with prejudice and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding common shares of IORI and TCI not currently owned by ARI. Under the merger, ARI would pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who affirmatively elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who affirmatively elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock would be convertible into 2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction was subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI. Two of the directors of TCI and IORI also serve as directors for ARI.

   On November 15, 2002, ARI commenced, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share was $17.50 for TCI shares and $19.00 for IORI shares. The tender offers were made to cure a default under the settlement resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. The tender offers were completed on March 19, 2003. ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Second Amendment and the Olive Litigation has been dismissed with prejudice. ARI has deferred further action on the mergers.

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

             Quarter Ended                            High   Low
             -------------                           ------ ------
             March 31, 2003 (through March 19, 2003) $17.65 $16.23

             March 31, 2002.........................  16.82  15.50
             June 30, 2002..........................  20.55  16.27
             September 30, 2002.....................  21.82  16.20
             December 31, 2002......................  18.00  15.80

             March 31, 2001.........................  12.60   8.19
             June 30, 2001..........................  16.00   8.95
             September 30, 2001.....................  14.75  11.70
             December 31, 2001......................  16.85  11.80

   As of March 19, 2003, the closing price of TCI's Common Stock as reported in the consolidated reporting system of the NYSE was $17.55 per share.

   As of March 19, 2003, TCI's Common Stock was held by 5,234 holders of record.

   TCI paid no dividends in 2002 or 2001, and management believes no dividends will be paid in 2003. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of TCI's Common Stock. The non-payment decision was based on the Board determining that TCI needed to retain cash for acquisitions that were anticipated in 2001 and 2002.

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

Securities Authorized for Issuance Under Equity Compensation Plans

   The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of TCI are authorized for issuance.

                                                                                      Number of Securities
                                                                                    Remaining Available for
                                     Number of Securities to   Weighted-Average   Future Issuance Under Equity
                                     be Issued Upon Exercise  Exercise Price of        Compensation Plans
                                     of Outstanding Options, Outstanding Options,    (Excluding Securities
                                       Warrants and Rights   Warrants and Rights    Reflected in Column (a))
                                     ----------------------- -------------------- ----------------------------
Plan Category                                  (a)                   (b)                      (c)
-------------                        ----------------------- -------------------- ----------------------------
2000 Stock Option Plan approved by
  stockholders......................           --                     --                    300,000
Directors Stock Option Plan approved
  by stockholders...................           --                     --                     80,000
                                               --                     --                    -------
Total...............................           --                     --                    380,000
                                               ==                     ==                    =======

ITEM 6.  SELECTED FINANCIAL DATA

                                                      For the Years Ended December 31,
                                         ----------------------------------------------------------
                                            2002        2001        2000        1999        1998
                                         ----------  ----------  ----------  ----------  ----------
                                                  (dollars in thousands, except per share)

EARNINGS DATA
Rents................................... $  109,726  $  115,439  $  133,173  $   73,469  $   69,761
Property expense........................     71,018      68,510      74,608      38,959      38,282
                                         ----------  ----------  ----------  ----------  ----------
Operating income........................     38,708      46,929      58,565      34,510      31,479
Other income............................        313       2,924       1,814         555       1,095
Other expense...........................     75,923      79,078      81,594      45,324      38,321
Gain on real estate.....................         --      48,333      50,550      40,517      12,653
                                         ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations    (36,902)     19,108      29,335      30,258       6,906
Discontinued operations.................     41,753         703         447         (39)         --
                                         ----------  ----------  ----------  ----------  ----------
Net income (loss).......................      4,851      19,811      29,782      30,219       6,906
Preferred dividend requirement..........       (190)       (172)        (22)        (30)         (1)
                                         ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to
  Common shares......................... $    4,661  $   19,639  $   29,760  $   30,189  $    6,905
                                         ==========  ==========  ==========  ==========  ==========

Basic and Diluted Earnings Per Share
 Basic.................................. $      .58  $     2.32  $     3.45  $     7.05  $     1.78
 Diluted................................ $      .58  $     2.28  $     3.45  $     7.05  $     1.78

Dividends per Common share.............. $       --  $       --  $      .54  $      .60  $      .60

Weighted Average Common Shares
  Outstanding
 Basic..................................  8,057,361   8,478,377   8,631,621   4,283,574   3,876,797
 Diluted................................  8,057,361   8,615,465   8,637,290   4,283,574   3,876,797

                                                      For the Years Ended December 31,
                                         ----------------------------------------------------------
                                            2002        2001        2000        1999        1998
                                         ----------  ----------  ----------  ----------  ----------
                                                  (dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for investment, net.... $  736,977  $  622,171  $  639,040  $  599,746  $  347,389
Real estate held for sale...............     22,510         516       1,824       1,790       1,356
Notes and interest receivable, net......     27,953      22,049       8,172      11,530       1,493
Total assets............................    858,489     709,152     731,885     714,195     382,203
Notes and interest payable..............    586,628     461,037     501,734     503,406     282,688
Stockholders' equity....................    222,394     216,768     200,560     179,112      91,132
Book value per share.................... $    27.55  $    26.95  $    23.22  $    20.76  $    23.35

   TCI purchased 16 properties for a total of $107.7 million in 2002, 17 properties for a total of $62.5 million in 2001, 18 properties for a total of $103.9 million in 2000, 10 properties for a total of $51.2 million and obtained an additional 64 properties through merger with CMET in 1999, and purchased 22 properties in 1998 for a total of $91.0 million. TCI sold 18 properties and a partial land parcel for a total of $117.6 million in 2002, 22 properties, one warehouse in the Kelly portfolio and three partial land parcels in 2001 for a total of $161.5 million, 20 properties in 2000 for a total of $113.5 million, 11 properties in 1999 for a total of $117.4 million, and five properties in 1998 for a total of $31.8 million. See ITEM 2. "PROPERTIES--Real Estate" and
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

Obligations and Commitments

   TCI has contractual obligations and commitments primarily with regards to the payment of mortgages.

   The following table aggregates TCI's expected contractual obligations and commitments subsequent to December 31, 2002. (Dollars in thousands)

                                                PAYMENTS DUE BY PERIOD
                             ------------------------------------------------------------
                               2003    2004    2005    2006    2007   Thereafter  Total
                             -------- ------- ------- ------- ------- ---------- --------

Variable interest rate notes
 Instrument's maturities.... $ 70,505 $26,604 $19,550 $ 1,659 $ 9,709  $  6,392  $134,419
 Instrument's amortization..    2,124   1,868   1,262     815     713     7,540    14,322
   Interest.................    5,509   3,307   2,123   1,374   1,182     8,621    22,116

Fixed interest rate notes
 Instrument's maturities....  125,996  48,480  11,564  21,392  17,827    73,762   299,021
 Instrument's amortization..   10,637   4,327   4,150   4,157   3,919   107,481   134,671
   Interest.................   27,328  25,019  22,449  21,522  19,185   286,643   402,146

Principal payments..........  209,262  81,279  36,526  28,023  32,168   195,175   582,433

Liquidity and Capital Resources

   Cash and cash equivalents were $10.6 million, $10.3 million and $22.3 million at December 31, 2002, 2001 and 2000, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

   TCI's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management anticipates that TCI's cash at December 31, 2002, along with cash that will be generated in 2003 from property operations, will not be sufficient to meet all of TCI's cash requirements. Management intends to selectively sell income producing real estate, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Historically, management has been successful at extending its current maturity obligations.

   Net cash used in operations was $9.1 million in 2002, $895,000 in 2001 and $1.1 million in 2000. The primary factors contributing to TCI's use of cash in its operations are discussed in the following paragraphs.

   Cash flow from property operations (rents collected less payments for property operating expenses) was $43.9 million in 2002, $56.0 million in 2001, and $56.6 million in 2000. Of the decrease in property cash flow from 2001 to 2002, $4.3 million and $6.3 million was due to the sale of 16 commercial properties and 24 apartments, respectively in 2002 and 2001, $628,000, $646,000 and $821,000 was due to the lower occupancies at TCI's commercial, apartment and hotel properties, respectively, $125,000 was due to increases in property taxes at TCI's land properties, $453,000 was due to the purchase of 13 land parcels in 2002 and 2001, and $275,000 was due to the completion of the hotel in Poland. These decreases were offset by increases of $1.3 million, and $1.5 million from the purchase of two commercial properties and five apartments, respectively in 2002 and 2001. In 2001, decreases in cash flow of $8.6 million were due to the sale of 29 apartments in 2001 and 2000, and $2.7 million was due to the sale of eight commercial properties and one industrial warehouse in the Kelly portfolio in 2001 and 2000. These decreases were offset by increases in cash flow from property operations of which $900,000 and $2.7 million were from the purchase of 10 existing apartments and seven commercial properties in 2001 and 2000, and $2.5 million and $4.5 million were due to increases in rents at TCI's apartments and commercial properties, respectively. Management believes that this trend of decreased cash flow from property operations will continue as a result of TCI's selling of income producing properties to meet its cash requirements.

   Interest collected was $3.2 million in 2002, $1.6 million in 2001, and $1.0 million in 2000. These increases were due to TCI funding seven loans in 2002, eight loans in 2001 and two loans in the fourth quarter in 2000. Interest collected is expected to decrease in 2003 due to the payoff of seven loans in 2002.

   Interest paid was $41.4 million in 2002, $39.5 million in 2001 and $45.1 million in 2000. Of the increase in interest paid from 2001 to 2002, $1.4 million, $51,000 and $1.3 million was due to the refinancing of 12 land parcels, 3 commercial and 17 apartment properties, respectively in 2002 and 2001, $631,000, $3.6 million, $2.7 million was due to the purchase of 13 land parcels, 2 commercial properties and 5 apartments, respectively in 2002 and 2001, and $259,000 was due to default interest payments at TCI's Chicago hotels. These increases were offset by decreases of $2.2 million and $4.3 million due to the sale of 16 commercial properties and 24 apartments, respectively in 2002 and 2001, and $212,000, $1.1 million and $229,000 was due to principal paydowns and lower variable interest rates at TCI's land, commercial and apartment properties, respectively. In 2001, decreases of $6.8 million was due to the sale of 40 properties subject to debt in 2001 and 2000, $1.3 million was due to lower variable interest rates, and $1.5 million was due to principal paydowns. These decreases were offset by increases of $3.8 million due to the purchase of 18 properties subject to debt in 2001 and 2000 and $200,000 was due to the refinancing of 14 properties in 2001 and 2000. Interest paid will continue to decrease as TCI sells properties subject to debt.

   Advisory and net income fees paid to affiliate was $4.5 million in 2002, $7.9 million in 2001 and $10.5 million in 2000. The decreases were due to a decrease in net income. Advisory and net income fees are expected to decrease as additional properties are sold.

   TCI paid incentive fees of $2.9 million to an affiliate in 2001. No such fee was paid in 2002 or 2000. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT."

   General and administrative expenses paid were $8.9 million in 2002, $10.9 million in 2001 and $7.9 million in 2000. The decrease in 2002 was due to decreases in consulting fees, taxes and cost reimbursements. Increases in 2001 of $1.8 million, $615,000, $249,000, and $219,000 were due to increases in consulting fees, legal fees, taxes, and insurance, respectively.

   Distributions were received from equity investees operating cash flow of $646,000 in 2001 and $172,000 in 2000. See NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

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

   In 2002, TCI received cash of $12.3 million from the collection of seven mortgage notes receivable, $3.8 million in mortgage receivable principal payments and paydowns, net cash of $176.1 million from new mortgage borrowings and refinancings and an additional $106.1 million from property sales. In 2002, $12.7 million was expended on property purchases, $104.2 million in cash was expended on construction projects, of which $97.4 million was funded by additional borrowings, $7.0 million was expended on capital improvements, and a total of $95.7 million in principal payments were made on mortgage debt.

   Also in 2002, TCI made net cash advances to affiliates and related parties of $46.0 million. In repayment of these advances, TCI received $14.5 million in notes receivable, real estate valued at $93.9 million with corresponding debt of $62.2 million assumed at a weighted average interest rate of 12.7% and TCI was credited with $5.3 million against construction supervision and other fees owed by TCI for TCI's apartments under construction. The remaining net cash funding is still due and payable.

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

   Scheduled principal payments on notes payable of $209.3 million are due in 2003. For those mortgages that mature in 2003, management intends to either seek to extend the due dates one or more years, or refinance the debt on a long-term basis. Management also intends to sell income producing properties to retire mortgage debt as it becomes due. Management believes it will continue to be successful in obtaining loan extensions or refinancings.

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

Results of Operations

   TCI had net income of $4.9 million in 2002, including gains on sale of real estate totaling $43.9 million, $19.8 million in 2001, including gains on sale of real estate totaling $48.9 million, and $29.8 million in 2000, including gains on sale of real estate totaling $50.6 million. Fluctuations in the components of revenues and expense between 2002, 2001 and 2000 are discussed below.

   Rents were $109.7 million in 2002, $115.4 million in 2001, and $133.2 million in 2000. Of the decrease in rents from 2001 to 2002, $3.9 million and $10.8 million was due to the sale of six commercial properties and 15 apartments, respectively in 2001, $608,000 and $1.5 million was due to lower occupancies at TCI's apartments and hotels, respectively. These decreases were offset by increases of $3.0 million, and $5.4 million from the purchase of two commercial properties and five apartments, respectively in 2002 and 2001, $1.9 million and $1.0 million was due to the completion of four apartments and one hotel, respectively in 2002, and $623,000 was due to increased rents at TCI's commercial properties. Of the decrease in rents from 2000 to 2001, $3.2 million and $20.4 million was due to the sale of eight commercial properties and 29 apartments, respectively in 2001 and 2000. These decreases were offset by increases of $2.4 million from the purchase of 17 apartments in 2001 and 2000, and $1.9 million was due to increased rents and occupancies at TCI's apartments. In 2000, TCI leased its four U.S. hotels to Regis Hotel Corporation, an affiliate to BCM, at an annual base rent totaling

$503,477 per year plus 30% of the hotel's gross revenues. Beginning January 1, 2001, TCI no longer leased the hotels and recognized revenues based on the operations of the hotels. From this change, rents increased at TCI's hotels by $4.4 million. Rents are expected to decrease in 2003 as TCI selectively sells income producing properties in 2003.

   Property operations expenses were $71.0 million in 2002, $68.5 million in 2001, and $74.6 million in 2000. Of the increase in property operations from 2001 to 2002, $435,000, $1.7 million and $3.9 million was due to the purchase of 13 land parcels, two commercial properties and five apartments, respectively in 2002 and 2001, $1.9 million and $1.3 million was due to the completion of four apartments and one hotel, respectively in 2002, and $1.1 million and $1.8 million was due to increases in operating expenses at TCI's commercial properties and apartments, respectively in 2002 and 2001. These increases were offset by decreases of $1.9 million and $6.9 million due to the sale of six commercial properties and 15 apartments, respectively in 2001, and $455,000 was due to the lower operating expenses at TCI's hotels. Of the decrease in property operations from 2000 to 2001, $7.6 million due to the sale of 29 apartments in 2001 and 2000. Property operating expenses are expected to increase as TCI continues to construct apartments in 2003.

   Interest and other income was $4.1 million in 2002, $2.9 million in 2001, and $2.4 million in 2000. The increase in 2002 was due to TCI funding seven loans in 2002. The increase in 2001 was primarily due to TCI funding two loans in the fourth quarter of 2000 and eight loans in 2001. Interest income in 2003 is expected to decrease due to the payoff of seven of TCI's loans in 2002.

   Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI using the equity method. Equity losses of investees was $3.8 million in 2002, $6.0 million in 2001, and $556,000 in 2000. The losses from equity investees are primarily attributed to increased operating losses for IORI and ARI. Equity losses are expected to increase with decreases in operating income from ARI and IORI as ARI and IORI continue to sell income producing properties.

   Interest expense was $38.9 million in 2002, $36.8 million in 2001, and $46.5 million in 2000. Of the increase in interest expense from 2001 to 2002, $838,000, $4.0 million, $2.5 million and $550,000 was due to the purchase of six land parcels, two commercial properties, five apartments and one hotel, respectively subject to debt in 2002 and 2001, $713,000, $56,000 and $1.5 million was due to the financing and refinancing of four land parcels held for investment, three commercial properties and 17 apartments, respectively in 2002, $374,000 was due to an increase in the interest rate at TCI's Chicago hotels from TCI's default in a debt covenant, and $510,000 was due to an interest swap agreement TCI entered into in 2002. These increases were offset by decreases of $1.8 million and $3.3 million due to the sale of six commercial properties and 15 apartments, respectively in 2001, and $121,000, $1.9 million and $271,000 was due to the principal paydowns and lower variable rates at TCI's land, commercial and apartment properties, respectively. Of the decrease in interest from 2000 to 2001, $6.0 million was due to the sale of 29 apartments in 2001 and 2000, $1.4 million was due to the sale of eight commercial properties and one industrial warehouse in the Kelly portfolio in 2001 and 2000, and $289,000 was due to land loan payoffs and principal paydowns in 2001 and 2000. Of the remaining decrease, $263,000 was due to lower variable interest rates at TCI's apartments, $1.3 million was due to lower variable interest rates at TCI's commercial properties and $278,000 was due to lower variable interest rates at TCI's hotels. Interest expense is expected to increase or remain constant as TCI completes construction projects and increases its debt by refinancings.

   Depreciation expense was $19.0 million in 2002, and $17.1 million in 2001, and $18.9 million 2000. Of the increase in depreciation expense from 2001 to 2002, $528,000 and $687,000 was due to the purchase of two commercial properties and five apartments, respectively in 2002 and 2001, $255,000 and $187,000 was due to the completion of four apartments and one hotel in 2002, and $1.8 million was due to tenant and building improvements at TCI's commercial properties. These increases were offset by decreases of $673,000 and $907,000 due to the sale of six commercial properties and 15 apartments, respectively in 2001. The decrease in depreciation expense from 2000 to 2001 is primarily due to the sale of 29 apartments in 2001. Depreciation expense is expected to increase or remain constant as TCI completes construction projects during 2003.

   Provision for asset impairment was $2.6 million in 2002. TCI recorded asset impairments of $2.6 million, representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

                                                Fair   Property Costs to
       Property          Location   Units/Acres Value   Basis     Sell   Impairment
---------------------- ------------ ----------- ------ -------- -------- ----------
Apartments
Apple Lane............ Lawrence, KS   75 Units  $1,580  $1,593    $238      $251
Fairway View.......... El Paso, TX   264 Units   5,700   5,242     863       405
Fountains of Waterford Midland, TX   172 Units   1,900   2,006     285       391
Plantation............ Tulsa, OK     138 Units   2,545   3,100     145       700
Sunchase.............. Odessa, TX    300 Units   4,100   3,479     746       125

Land
Red Cross............. Dallas, TX   2.89 Acres   8,400   8,348     758       707

   The Red Cross land was under contract to sell and the sales price was used as fair value. The fair value determined for four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties. TCI is in current negotiations to refinance the Plantation Apartments. Lenders will refinance the property at between 80% and 90% of the value of the property. Currently, the loans are in the range of $2.0 million and $2.4 million.

   Advisory fee expense was $4.5 million in 2002, and $5.3 million in 2001 and 2000. The decrease in 2002, was due to a $1.4 million operating expense refund from BCM. See NOTE 11. "ADVISORY AGREEMENT." This decrease was offset by an increase in advisor fees due to a 20% increase in gross assets, the basis of the fee. Advisory fees are expected to decrease as TCI sells properties.

   Net income fee to affiliate was $374,000 in 2002, $1.9 million in 2001, and $2.4 million in 2000. The net income fee is payable to TCI's advisor based on 7.5% of TCI's net income.

   Incentive fee to affiliate was $3.2 million in 2001. The incentive fee is payable to TCI's advisor based on 10% of aggregate sales consideration less TCI's cost of all properties sold during the year. No incentive fee was paid in 2000 or 2002.

   Realized losses on investments of $3.1 million were recognized in 2001. TCI recognized a previously unrealized loss on ARI's marketable equity securities of $3.1 million in 2001.

   General and administrative expenses were $8.8 million in 2002, $11.5 million in 2001, and $8.5 million in 2000. The decrease in 2002, was due to decreases in consulting fees, taxes and cost reimbursements to the advisor. In 2001, increases of $1.8 million, $615,000, $249,000, and $219,000 were due to increases in consulting fees, legal fees, taxes, and insurance, respectively. General and administrative expenses are expected to remain constant or decrease from decreased litigation and consulting fees.

   Income from discontinued operations was $41.7 million in 2002, $703,000 in 2001, and $ 447,000 in 2000. Income from discontinued operations relates to 18 properties that TCI sold during 2002, and one parcel of land designated as held for sale. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                            For the Year Ended December 31,
                                                            -------------------------------
                                                              2002       2001       2000
                                                             -------     -------    ------

Revenue
 Rental.................................................... $13,063     $20,719    $6,489
 Property operations.......................................   9,156      12,552     3,562
                                                             -------     -------    ------
                                                              3,907       8,167     2,927

Expenses
 Interest..................................................   4,489       4,639     1,580
 Depreciation..............................................   1,623       2,825       900
                                                             -------     -------    ------
                                                              6,112       7,464     2,480
                                                             -------     -------    ------
Net income (loss) from discontinued operations before gains
  on sale of real estate...................................  (2,205)        703       447

 Gain on sale of operations................................  38,945          --        --
 Equity in investees gain on sale of real estate...........   5,013          --        --
                                                             -------     -------    ------

Net income from discontinued operations.................... $41,753     $   703    $  447
                                                             =======     =======    ======

   Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

   In 2002, 2001 and 2000, gains on sale of real estate totaling $43.9 million, $48.9 million and $50.6 million were recognized. See NOTE 2. "REAL ESTATE."

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

Operating Relationships

   TCI received rents of $88,000 in 2002, $120,000 in 2001 and $70,000 in 2000
from BCM for BCM's lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

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

   In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return.

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

   In December 2002, TCI purchased NLP/CH, Ltd. partnership, which owns the Centura land parcel from ARI. See NOTE 2. "REAL ESTATE." The purchase price was determined based on an appraised rate of $34.89 per square foot. The business purpose of the transaction was for TCI to construct apartments on the land adjacent to its Centura Tower office building.

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

   TCI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. TCI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. TCI's interest rate sensitivity position is managed by TCI's finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI's earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of TCI's market risk is exposure to short-term interest rates from variable rate borrowings. The impact on TCI's financial statements of refinancing fixed debt that matured during 2002 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates in 2003. If market interest rates for variable rate debt average 100 basis points more in 2003 than they did during 2002, TCI's interest expense would increase, and income would decrease by $1.2 million. This amount is determined by considering the impact of hypothetical interest rates on TCI's borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI's financial structure.

   The following table contains only those exposures that existed at December 31, 2002. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Notes receivable
 Variable interest rate-fair
   value......................                                                          $  4,258

                                 2003      2004     2005     2006     2007   Thereafter  Total
                               --------  -------  -------  -------  -------  ---------- --------

 Instrument's maturities...... $  4,258  $    --  $    --  $    --  $    --   $     --  $  4,258
 Instrument's amortization....       --       --       --       --       --         --        --
   Interest...................       26       --       --       --       --         --        26
   Average rate...............     7.25%     -- %     -- %      --       --         --

Fixed interest rate-fair value                                                          $ 24,719

                                 2003      2004     2005     2006     2007   Thereafter  Total
                               --------  -------  -------  -------  -------  ---------- --------
 Instrument's maturities...... $  4,274  $15,274  $   150  $    --  $ 4,180   $     --  $ 23,878
 Instrument's amortization....       45       50       55       62       68         31       311
   Interest...................    2,306    1,366      280      265       70         --     4,287
   Average rate...............    11.14%   10.39%    6.51%    6.23%    6.45%     10.40%

Liabilities
Non-trading Instruments-Equity
  Price Risk
Notes payable
 Variable interest rate-fair
   value......................                                                          $107,937

                                 2003      2004     2005     2006     2007   Thereafter  Total
                               --------  -------  -------  -------  -------  ---------- --------
 Instrument's maturities...... $ 70,505  $26,604  $19,550  $ 1,659  $ 9,709   $  6,392  $134,419
 Instrument's amortization....    2,124    1,868    1,262      815      713      7,540    14,322
   Interest...................    5,509    3,307    2,123    1,374    1,182      8,621    22,116
   Average rate...............     5.80%    4.90%    4.80%    5.20%    5.00%      5.20%

Fixed interest rate-fair value                                                          $529,134

                                 2003      2004     2005     2006     2007   Thereafter  Total
                               --------  -------  -------  -------  -------  ---------- --------
 Instrument's maturities...... $125,996  $48,480  $11,564  $21,392  $17,827   $ 85,614  $310,873
 Instrument's amortization....   10,637    4,327    4,150    4,157    3,919    107,481   134,671
   Interest...................   27,328   25,019   22,449   21,522   19,185    286,643   402,146
   Average rate...............     9.10%    7.50%    7.40%    7.40%    7.30%      7.00%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Financial Statements
Report of Independent Certified Public Accountants...........................................  33
Consolidated Balance Sheets--December 31, 2002 and 2001......................................  34
Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000..........  35
Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000  36
Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000..........  37
Notes to Consolidated Financial Statements...................................................  39

Financial Statement Schedules
Schedule III--Real Estate and Accumulated Depreciation.......................................  68
Schedule IV--Mortgage Loans on Real Estate...................................................  75

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
Transcontinental Realty Investors, Inc.

   We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 21, Transcontinental Realty Investors, Inc.'s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

   Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

   As discussed in Note 18, in 2002 the Company changed its method of accounting for discontinued operations.

                                          BDO SEIDMAN, LLP

Dallas, Texas
March 21, 2003

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                    ---------------------
                                                                                       2002        2001
                                                                                    ---------    --------
                                                                                    (dollars in thousands,
                                                                                     except per share)
                                      Assets
Real estate held for investment.................................................... $ 818,636    $712,832
Less--accumulated depreciation.....................................................   (81,659)    (90,661)
                                                                                    ---------    --------
                                                                                      736,977     622,171
Real estate held for sale..........................................................    22,510         516
Notes and interest receivable
   Performing (including $12,574 in 2002 and $1,970 in 2001 from related parties)..    26,608      17,620
   Nonperforming, nonaccruing......................................................     2,682       5,247
                                                                                    ---------    --------
                                                                                       29,290      22,867
Less--allowance for estimated losses...............................................    (1,337)       (818)
                                                                                    ---------    --------
                                                                                       27,953      22,049
Investment in real estate entities.................................................    13,757      14,230
Cash and cash equivalents..........................................................    10,558      10,346
Other assets (including $19,187 in 2002 and $14,170 in 2001 from affiliates
  and related parties).............................................................    46,734      39,840
                                                                                    ---------    --------
                                                                                    $ 858,489    $709,152
                                                                                    =========    ========
                       Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable......................................................... $ 586,628    $461,037
Liabilities related to assets held for sale........................................    15,724          --
Other liabilities (including $5,272 in 2002 and $1,068 in 2001 to affiliates and
  related parties).................................................................    31,099      25,966
                                                                                    ---------    --------
                                                                                      633,451     487,003

Commitments and contingencies

Minority interest..................................................................     2,644       5,381
Stockholders' equity...............................................................
Preferred Stock
   Series A; $.01 par value; authorized, 6,000 shares; issued and outstanding
     5,829 shares (liquidation preference $583)....................................        --          --
   Series C; $.01 par value; authorized, issued and outstanding 30,000 shares;
     (liquidation preference $3,000)...............................................        --          --
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding
  8,072,594 shares in 2002 and 8,042,594 shares in 2001............................        81          80
Paid-in capital....................................................................   257,040     256,833
Accumulated deficit................................................................   (35,294)    (40,145)
Accumulated other comprehensive income.............................................       567          --
                                                                                    ---------    --------
                                                                                      222,394     216,768
                                                                                    ---------    --------
                                                                                    $ 858,489    $709,152
                                                                                    =========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended December 31,
                                                          ---------------------------------------
                                                             2002          2001          2000
                                                           ----------    ----------   ----------
                                                          (dollars in thousands, except per share)
Property revenue
   Rents................................................. $  109,726    $  115,439    $  133,173
   Property operations...................................     71,018        68,510        74,608
                                                           ----------    ----------   ----------
       Operating income..................................     38,708        46,929        58,565

Other income
   Interest and other income.............................      4,131         2,924         2,370
   Equity loss of equity investees.......................     (3,818)         (628)         (556)
   Gain on sale of real estate...........................         --        48,961        50,550
                                                           ----------    ----------   ----------
                                                                 313        51,257        52,364
Other expense
   Interest..............................................     38,958        36,809        46,534
   Depreciation..........................................     19,042        17,136        18,849
   Provision for asset impairment........................      2,579            --            --
   Provision for losses..................................        169           281            --
   Advisory fees.........................................      4,465         5,346         5,258
   Net income fee........................................        374         1,850         2,415
   Incentive fees........................................         --         3,167            --
   General and administrative............................      8,774        11,496         8,506
   Realized loss on investments..........................         --         3,059            --
   Loss on foreign currency transactions.................      2,455            --            --
   Minority interest.....................................       (893)          (66)           32
                                                           ----------    ----------   ----------
                                                              75,923        79,078        81,594

Net income (loss) from continuing operations.............    (36,902)       19,108        29,335

Discontinued Operations
Income (loss) from operations............................     (2,205)          703           447
Gain on sale of operations...............................     38,945            --            --
Equity in investees gain on sale of real estate..........      5,013            --            --
                                                           ----------    ----------   ----------
                                                              41,753           703           447

Net income...............................................      4,851        19,811        29,782
Preferred dividend requirement...........................       (190)         (172)          (22)
                                                           ----------    ----------   ----------
Net income applicable to Common shares................... $    4,661    $   19,639    $   29,760
                                                           ==========    ==========   ==========
Basic earnings per share
Net income (loss) from continuing operations............. $    (4.60)   $     2.24    $     3.40
Discontinued operations..................................       5.18           .08           .05
                                                           ----------    ----------   ----------
Net income applicable to Common shares................... $      .58    $     2.32    $    3.451
                                                           ==========    ==========   ==========
Diluted earnings
Net income (loss) from continuing operations............. $    (4.60)   $     2.20    $     3.40
Discontinued operations..................................       5.18           .08           .05
                                                           ----------    ----------   ----------
Net income applicable to Common shares................... $      .58    $     2.28    $     3.45
                                                           ==========    ==========   ==========
Weighted average Common shares used in computing earnings
  per share..............................................
   Basic.................................................  8,057,361     8,478,377     8,631,621
   Diluted...............................................  8,057,361     8,615,465     8,637,290

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Accumulated
                                          Common Stock                              Other
                                        ----------------   Paid-in  Accumulated Comprehensive Stockholders'
                                          Shares   Amount  Capital    Deficit      Income        Equity
                                        ---------  ------ --------  ----------- ------------- -------------
                                                       (dollars in thousands, except shares)
Balance, January 1, 2000............... 8,626,611   $86   $268,046   $(89,738)     $   718      $179,112
Comprehensive income
Unrealized (loss) on marketable equity
  securities of affiliate..............        --    --         --         --       (3,777)       (3,777)
Net income.............................        --    --         --     29,782           --        29,782
                                                                                                --------
                                                                                                  26,005
Sale of Common Stock under dividend
  reinvestment Plan....................     9,743    --        126         --           --           126
Common dividends ($.54 per share)......        --    --     (4,661)        --           --        (4,661)
Preferred dividends ($3.77 per share)..        --    --        (22)        --           --           (22)
                                        ---------   ---   --------   --------      -------      --------
Balance, December 31, 2000............. 8,636,354    86    263,489    (59,956)      (3,059)      200,560

Issuance of Series C Preferred Stock,
  30,000 shares........................        --    --      3,000         --           --         3,000
Comprehensive income
Realized (loss) on marketable equity
  securities of affiliate..............        --    --         --         --        3,059         3,059
Net income.............................        --    --         --     19,811           --        19,811
                                                                                                --------
                                                                                                  22,870
Fractional shares......................      (560)
Repurchase of Common Stock.............  (593,200)   (6)    (9,484)        --           --        (9,490)
Series A Preferred Stock cash dividend
  ($5.00 per share)....................        --    --        (29)        --           --           (29)
Series B Preferred Stock cash dividend
  ($.38 per share).....................        --    --       (115)        --           --          (115)
Series C Preferred Stock cash dividends
  ($.95 per share).....................        --    --        (28)        --           --           (28)
                                        ---------   ---   --------   --------      -------      --------
Balance, December 31, 2001............. 8,042,594    80    256,833    (40,145)          --       216,768

Comprehensive income
Unrealized (loss) on foreign currency
  translation..........................        --    --         --         --          567           567
Net income.............................        --    --         --      4,851           --         4,851
                                                                                                --------
                                                                                                   5,418
Issuance of Common Stock upon
  exercise of stock options............    30,000     1        397         --           --           398
Series A Preferred Stock cash dividend
  ($5.00 per share)....................        --    --        (29)        --           --           (29)
Series C Preferred Stock cash dividends
  ($5.00 per share)....................        --    --       (161)        --           --          (161)
                                        ---------   ---   --------   --------      -------      --------
Balance, December 31, 2002............. 8,072,594   $81   $257,040   $(35,294)     $   567      $222,394
                                        =========   ===   ========   ========      =======      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended December 31,
                                                                      ------------------------------
                                                                         2002       2001       2000
                                                                      ---------   --------  ---------
                                                                          (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected................................................... $ 124,359   $136,076  $ 136,767
   Interest collected................................................     3,165      1,645      1,008
   Interest paid.....................................................   (41,379)   (39,452)   (45,142)
   Payments for property operations..................................   (80,424)   (80,113)   (80,148)
   Advisory and net income fee paid to affiliate.....................    (5,876)    (7,881)   (10,486)
   Incentive fee paid to affiliate...................................        --     (2,903)        --
   General and administrative expenses paid..........................    (8,943)   (10,877)    (7,936)
   Distributions from operating cash flow of equity investees........        --        646        172
   Other.............................................................       (14)     1,964      4,676
                                                                      ---------   --------  ---------
       Net cash used in operating activities.........................    (9,112)      (895)    (1,089)

Cash Flows from Investing Activities
   Collections on notes receivable (including $1,333 in 2002 and
     $12,000 in 2000 from affiliates)................................    16,193      6,042     20,532
   Funding of notes receivable (including $14,481 in 2002, $1,970 in
     2001 and $12,000 in 2000 to affiliates).........................   (18,337)   (19,455)   (17,500)
   Acquisitions of real estate.......................................   (12,688)   (19,669)   (32,450)
   Real estate improvements..........................................    (7,001)    (9,139)   (14,664)
   Real estate construction (including $4,679 to affiliates in 2002).  (104,235)   (24,478)        --
   Proceeds from sale of real estate.................................   106,085    100,818     79,869
   Payments made under interest rate swap agreement..................      (272)        --         --
   Refunds/(deposits) on pending purchase............................      (716)      (724)     1,887
   Distributions from investing cash flow of equity investees........        --         --      1,296
   Payments (to) from advisor........................................   (39,739)     3,368     (2,634)
   Net advance to affiliates.........................................    (6,232)      (553)        --
   Contributions to equity investees.................................       (15)      (151)    (3,974)
                                                                      ---------   --------  ---------
       Net cash provided by (used in) investing activities...........   (66,957)    36,059     32,362

Cash Flows from Financing Activities
   Payments on notes payable.........................................   (95,731)   (66,063)  (107,547)
   Proceeds from notes payable.......................................   176,069     29,094     63,009
   Payments to minority interests....................................      (704)        --         --
   Dividends paid....................................................      (104)      (172)    (4,683)
   Repurchase of Common Stock........................................        --     (9,490)        --
   Deferred financing costs..........................................    (3,647)      (510)    (1,121)
   Proceeds from exercise of stock options...........................       398         --         --
   Sale of Common Stock under dividend reinvestment plan.............        --         --        126
                                                                      ---------   --------  ---------
       Net cash provided by (used in) financing activities...........    76,281    (47,141)   (50,216)
                                                                      ---------   --------  ---------
Net increase (decrease) in cash and cash equivalents.................       212    (11,977)   (18,943)
Cash and cash equivalents, beginning of year.........................    10,346     22,323     41,266
                                                                      ---------   --------  ---------
Cash and cash equivalents, end of year............................... $  10,558   $ 10,346  $  22,323
                                                                      =========   ========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                                                               For the Years Ended December 31,
                                                                               -------------------------------
                                                                                 2002       2001       2000
                                                                               --------   --------   --------
                                                                                  (dollars in thousands)
Reconciliation of net income to net cash used in operating activities
   Net income................................................................. $  4,851   $ 19,811   $ 29,782
   Adjustments to reconcile net income to net cash used in operating activities
   Depreciation and amortization..............................................   20,666     19,705     19,702
   Provision for loss on notes receivable.....................................      169         --         --
   Provision for asset impairment.............................................    2,579         --         --
   Equity loss of equity investees............................................    3,818      5,950        556
   Realized loss on investments...............................................       --      3,059         --
   Loss on foreign currency transactions......................................    2,455         --         --
   Gain on sale of real estate................................................  (43,958)   (54,270)   (50,550)
   Distributions from operating cash flow of equity investees.................       --        646        172
   Increase in interest receivable............................................     (665)      (137)       (28)
   (Increase) decrease in other assets........................................   (1,687)     2,283     (1,463)
   Increase (decrease) in interest payable....................................    1,397       (185)       299
   Increase in other liabilities..............................................    1,263      2,243        441
                                                                               --------   --------   --------
       Net cash used in operating activities.................................. $ (9,112)  $   (895)  $ (1,089)
                                                                               ========   ========   ========

Schedule of noncash investing and financing activities
   Carrying value of real estate acquired through foreclosure in satisfaction
     of notes receivable...................................................... $     --   $     --   $    318
   Notes payable assumed on purchase of real estate...........................   63,555     37,776     58,949
   Series B Preferred Stock issued in conjunction with purchase
     of real estate...........................................................       --     (1,500)     1,500
   Series C Preferred Stock, issued in conjunction with purchase
     of real estate...........................................................       --      3,000         --
   Debt assumed by purchaser in sales of real estate..........................   12,110     42,784     16,798
   Limited partnership interest received on sale of real estate...............       --      1,500         --
   Notes receivable provided on sale of real estate...........................    6,700         --         --
   Real estate received on exchange with related party........................    4,145         --         --
   Real estate exchanged with related party...................................    4,145         --         --
   Real estate received from related party as payment of debt.................   46,200         --         --
   Notes receivable payments received by affiliate and added to affiliate
     receivable balance.......................................................    2,544         --         --
   Issuance of note payable for which cash proceeds were received by the
     advisor..................................................................    4,000         --         --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying Consolidated Financial Statements of Transcontinental Realty Investors, Inc. and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

   Certain balances for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and business. Transcontinental Realty Investors, Inc. ("TCI"), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. In October 2001, TCI announced a preliminary agreement for the acquisition of TCI by American Realty Investors, Inc. ("ARI"). See NOTE 18. "COMMITMENTS AND CONTINGENCIES AND LIQUIDITY."

   Basis of consolidation. The Consolidated Financial Statements include the accounts of TCI and controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

   Accounting estimates. In the preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ from those estimates.

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

   Recent Accounting pronouncements. In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require TCI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of TCI.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issued 94-3. TCI will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

   In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment to FASB No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 provides guidance to companies in reporting and disclosing the purchase of certain financial institutions. Management currently believes that the adoption of SFAS No. 147 will not have a material impact on the financial statements.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statements amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, these guarantees would not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2003; however, disclosures are required currently if TCI expects to consolidate any variable interest entities. TCI does not currently believe that any entities will be consolidated as a result of FIN 46.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

   Investment in noncontrolled equity investees. The equity method is used to account for investments in partnerships which TCI does not control but for which significant influence can be exerted, and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., ("IORI") and ARI. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee's operating income and any additional advances and decreased by a proportionate share of the investee's operating losses and distributions received.

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

   Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

   Earnings per share. Income per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Income per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2001 and 2000 include 301,548 and 25,000 shares, respectively, to reflect the dilutive effect of options and convertible preferred stock to purchase shares of common stock. For the year ended December 31, 2002, 223,784 weighted average shares were excluded from the calculation of dilutive earnings per share because the effect of their inclusion would be antidilutive.

   Stock-based employee compensation. TCI accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   The following table represents the effect on net income and earnings per share if TCI had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                               2002     2001     2000
                                                                              ------  -------  -------
                                                                               (dollars in thousands,
                                                                              except per share amounts)
Net income applicable to common shares, as reported.......................... $4,661  $19,639  $29,760
Deduct: Stock-based employee compensation expense determined under fair value
  based methods for all awards, net of related tax effects...................   (105)    (190)    (223)
                                                                              ------  -------  -------

Proforma net income applicable to common shares.............................. $4,556  $19,449  $29,537
                                                                              ======  =======  =======

Net income per share
   Basic, as reported........................................................ $  .58  $  2.32  $  3.45
   Basic, pro forma.......................................................... $  .57  $  2.30  $  3.42

   Diluted, as reported...................................................... $  .58  $  2.28  $  3.45
   Diluted, pro forma........................................................ $  .57  $  2.26  $  3.42

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 2.  REAL ESTATE

   In 2002, TCI purchased the following properties:

                                                  Units/     Purchase    Net       Debt    Interest  Maturity
Property                        Location       Sq.Ft./Acres   Price   Cash Paid  Incurred    Rate      Date
--------                   ------------------ -------------- -------- --------- --------   --------  --------
Apartments
Blue Lakes Villas(1)...... Waxahachie, TX          186 Units $ 1,012   $1,048   $    --       -- %       --
DeSoto Ranch(1)........... DeSoto, TX              248 Units   1,364    1,489     2,246      7.18     12/43
Echo Valley(1)............ Dallas, TX              216 Units     787      788        --        --        --
Spy Glass(1).............. Mansfield, TX           256 Units   1,280    1,042     2,303      7.50     08/43
Vistas at Pinnacle Park(1) Dallas, TX              382 Units   3,202      414     2,788      6.25     07/44

Office Building
Centura(2)................ Farmers Branch, TX 410,901 Sq.Ft.  50,000       --    43,739(3)  13.00(4)  07/03

Shopping Center
Oak Tree Village(5)....... Lubbock, TX         45,623 Sq.Ft.   1,467      196     1,389(3)   8.48     11/07

Land
2301 Valley Branch........ Farmers Branch, TX    23.76 Acres   4,165    1,000     3,124      4.00     08/05
Centura(2)................ Farmers Branch, TX     8.75 Acres  13,300       --     7,150(3)  13.50     03/03
Hollywood Casino(2)....... Dallas, TX            42.64 Acres  16,987       --     6,222(3)   9.50     03/03
Lakeshore Villas(5)....... Humble, TX            16.89 Acres     947      127        --        --        --
Marine Creek(2)........... Ft. Worth, TX            54 Acres   3,700       --     1,500(3)   9.00     01/03
Mason Park(2)............. Houston, TX              18 Acres   2,790       --     2,600(3)  14.00     02/03(5)
Nashville(2).............. Nashville, TN         16.57 Acres   1,890       --       955(3)  15.50     07/03
Palm Desert(2)............ Palm Desert, CA          61 Acres   4,625       --        --        --        --
Rasor(5).................. Plano, TX              24.5 Acres   2,319      310        --        --        --

--------
(1) Land purchased for apartment construction.
(2) Property received from ARI, a related party, for payment of debt.
(3) Assumed debt.
(4) Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(5) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza on Bachman Creek Retail Center and the reduction of $600,000 in affiliate receivables.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In 2001, TCI purchased the following properties:

                                              Units/    Purchase    Net      Debt   Interest Maturity
Property                      Location      Rooms/Acres  Price   Cash Paid Incurred   Rate     Date
--------                 ------------------ ----------- -------- --------- -------- -------- --------
Apartments
Baywalk................. Galveston, TX       192 Units  $ 6,590   $  390   $ 5,856    7.45%   02/11
By the Sea.............. Corpus Christi, TX  153 Units    6,175      862     5,538    7.07    05/09
Courtyard............... Midland, TX         133 Units    1,425      425     1,051    9.25    04/06
Falcon Lakes(1)......... Arlington, TX       284 Units    1,435    1,437        --      --       --
Island Bay.............. Galveston, TX       458 Units   20,360    3,225    16,232    7.40    07/11
Limestone Ranch(1)(2)... Lewisville, TX      252 Units      505       --        --      --       --
Marina Landing.......... Galveston, TX       256 Units   12,050      518    10,912    5.30    12/37(4)
River Oaks(1)........... Wiley, TX           180 Units      531      578        --      --       --
Sendero Ridge(1)........ San Antonio, TX     384 Units    1,850    2,635        --      --       --
Tivoli(1)............... Dallas, TX          190 Units    3,000    2,475    10,000   12.00    12/03(5)
Verandas at City View(1) Fort Worth, TX      314 Units    2,544      276     2,197    4.75    06/42(4)
Waters Edge IV(1)....... Gulfport, MS         80 Units      441      441        --      --       --

Hotel
Akademia(3)............. Wroclaw, Poland     165 Rooms    2,184    2,669        --      --       --

Land
Mira Lago(2)............ Farmers Branch, TX 8.88 Acres      541       --        --      --       --
Pac Trust............... Farmers Branch, TX 7.11 Acres    1,175    1,231        --      --       --
Seminary West........... Fort Worth, TX     5.36 Acres      222      232        --      --       --
Solco-Valley Ranch...... Dallas, TX         6.07 Acres    1,454    1,525        --      --       --

--------
(1) Land purchased for apartment construction.
(2) Land was received from ARI, a related party, in exchange for the Glenwood Apartments.
(3) Land purchased for hotel construction.
(4) The note was refinanced. See NOTE 6. "NOTES AND INTEREST PAYABLE."
(5) The note was paid in full at maturity.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In 2002, TCI sold the following properties:

                                                 Units/      Sales  Net Cash    Debt    Gain/(Loss)
Property                       Location       Sq.Ft./Acres   Price  Received Discharged   on Sale
--------                  ------------------ -------------- ------- -------- ---------- -----------
Apartments
4242 Cedar Springs....... Dallas, TX               76 Units $ 2,600  $  971    $1,288     $1,252
Camelot.................. Largo, FL               120 Units   5,263   1,616     3,298      1,517
Country Crossing......... Tampa, FL               227 Units   5,800   1,836     3,726      3,142
Gladstell Forest......... Conroe, TX              168 Units   4,875   1,713     2,360      2,050
Grove Park............... Plano, TX               188 Units   7,425   2,498     4,504      3,341
Heritage on the River.... Jacksonville, FL        301 Units  12,475   4,317     7,606      5,162
Primrose................. Bakersfield, CA         162 Units   5,000   1,722     2,920        659
Southgreen............... Bakersfield, CA          80 Units   3,600   1,011     2,381        (72)
Trails of Windfern....... Houston, TX             240 Units   7,350   2,379     3,654      2,453

Office Building
Hartford................. Dallas, TX         174,513 Sq.Ft.   4,000      --        --        -- (1)
Jefferson................ Washington, DC      71,877 Sq.Ft.  16,550   5,957     9,679      3,421
NASA..................... Clear Lake, TX      78,159 Sq.Ft.   2,600   2,341        --      1,341
Plaza Tower.............. St. Petersburg, FL 186,281 Sq.Ft.  17,100   8,313     6,909      8,093
Savings of America....... Houston, TX         68,634 Sq.Ft.   2,800   1,104     1,185        621
Windsor Plaza............ Windcrest, TX       80,522 Sq.Ft.   4,250   3,813        --        895

Industrial Warehouse
Central Storage.......... Dallas, TX         216,035 Sq.Ft.   4,000   2,095     1,063      1,241

Shopping Center
Chelsea Square........... Houston, TX         70,275 Sq.Ft.   4,200   1,940     1,986      1,056
Plaza on Bachman Creek(2) Dallas, TX          80,278 Sq.Ft.   4,707      --        --         --

Land
Palm Desert.............. Palm Desert, CA          36 Acres   3,600     685        --        666

--------
(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel. TCI also reduced the affiliate receivable from ARI by $600,000.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In 2001, TCI sold the following properties:

                                         Units/Sq.Ft./   Sales  Net Cash    Debt     Gain/(Loss)
Property                   Location          Acres       Price  Received Discharged    on Sale
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

--------
(1) Debt assumed by purchaser.
(2) The Glenwood Apartments were exchanged with ARI, a related party, for two parcels of land; the 10.5 acre Limestone Ranch and the 8.88 acre Mira Lago.
(3) Excludes $1.5 million deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(4) Excludes a $608,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

   Notes and interest receivable consisted of the following:

                                            2002              2001
                                      ----------------- -----------------
                                      Estimated         Estimated
                                        Fair     Book     Fair     Book
                                        Value    Value    Value    Value
                                      --------- ------- --------- -------
       Notes receivable
          Performing.................  $26,295  $25,765  $17,680  $17,442
          Nonperforming, nonaccruing.    2,682    2,682    5,630    5,247
                                       -------  -------  -------  -------
                                       $28,977   28,447  $23,310   22,689
                                       =======           =======
       Interest receivable...........               843               178
                                                -------           -------
                                                $29,290           $22,867
                                                =======           =======

   Interest income is not recognized on nonperforming notes receivable. For the year 2001, unrecognized interest income on nonperforming notes totaled $192,500.

   Notes receivable at December 31, 2002, mature from 2003 through 2008 with interest rates ranging from 5.8% to 16.0% per annum, with a weighted average rate of 10.14%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $8.5 million are due in 2003.

   In January 2002, a mortgage loan with a principal balance of $608,000 was paid off, including accrued but unpaid interest. With the payoff of the note, TCI recognized a previously deferred gain on the sale of the property of $608,000.

   In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of March 2003, TCI has funded $264,000 of the additional line of credit.

   In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of March 2003, TCI has funded $175,000 of the line of credit.

   In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments of $54,000 and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

   In March 2001, TCI funded a $3.5 million mortgage loan secured by a second lien on a retail center in Montgomery County, Texas. In June 2001, an additional $1.5 million was funded. The note receivable bore interest at 16.0% per annum, required monthly interest only payments of $67,000 and matured in September 2001. In October 2001, TCI extended the loan until February 2002, receiving $100,000 as an extension fee. In December 2001, TCI received a $1.5 million principal payment. In February 2002, TCI sold a $2.0 million senior participation interest in the loan to IORI, a related party. TCI and IORI received 43% and 57%, respectively, of the remaining principal and interest payments. Also in February 2002, TCI received $23,000 as an extension fee

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

and the loan was extended until April 2002. In April 2002, the loan was extended until July 2002. In July 2002, the loan was extended until September 2002. In August 2002, the loan was paid off, including accrued but unpaid interest.

   In June 2001, in conjunction with the sale of 275 unit McCallum Glen Apartments in Dallas, Texas, TCI funded a $1.5 million mortgage loan secured by a second lien on the apartments. The note receivable bore interest at 10% per annum, required monthly interest only payments and matured in June 2003. In May 2002, the loan was paid off. TCI agreed to a 5% discount on the note and recognized a loss of $75,000 from the note. TCI also recognized a previously deferred gain of $1.5 million on the sale of the property.

   In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments beginning in September 2001 and matures in July 2003. In March 2002, TCI received a $1.8 million principal payment. As of March 2003, TCI has funded $2.4 million of the line of credit and the note is classified as nonperforming.

   Also in July 2001, TCI funded a $1.7 million mortgage loan secured by a second lien on 44.6 acres of unimproved land in Fort Worth, Texas. The note receivable bears interest at 16.0% per annum, requires monthly payments of accrued interest beginning September 2001 and each month thereafter and matured January 2002. In January 2002, the note was extended until November 2002. As of March 2003, management continued efforts to collect the remaining balance.

   In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of March 2003, TCI has funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The agreement requires interest to accrue at the default rate of 18%.

   In October 2001, TCI funded a $4.0 million loan secured by a second lien on a 375,752 sq. ft. office building in St. Louis, Missouri. The note receivable bore interest at 9.0% per annum, required monthly interest only payments of $30,000 and matured in February 2002. In February 2002, TCI extended the loan maturity to February 2003. In August 2002, the loan was paid off, including accrued but unpaid interest.

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

   Also in December 2000, TCI funded a $3.0 million mortgage loan secured by a second lien on four office buildings in San Antonio, Texas. The note receivable bore interest at 16.0% per annum, required monthly payments of interest only and matured in June 2001. In June 2001, the note was extended until November 2001 with a $750,000 loan principal paydown. With the paydown, the note was renegotiated to replace the existing collateral with new collateral consisting of a 120,000 sq.ft. office building and industrial warehouse in Carrollton, Texas. The renegotiated note originally was to mature in May 2002. In February 2002, the maturity date on the loan was extended to July 2002. In July 2002, the loan was paid off, including accrued but unpaid interest.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Related Party. In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI.

   In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation ("One Hickory"), Garden Confederate Point, LP ("Confederate Point"), Garden Foxwood, LP ("Foxwood"), and Garden Woodsong, LP ("Woodsong"), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

   In July 2002, the Woodsong Apartments were sold. ARI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. The $2.6 million received by ARI is included in other assets on the accompanying balance sheet.

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

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES

   Activity in the allowance for estimated losses was as follows:

                                                   2002  2001 2000
                                                  ------ ---- ----
              Balance January 1,................. $  818 $537 $537
                 Provision for loss..............    169  281   --
                 Fully reserved notes receivable.    350   --   --
                                                  ------ ---- ----
              Balance December 31,............... $1,337 $818 $537
                                                  ====== ==== ====

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 5.  INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

   Investment in equity method real estate entities consisted of the following:

                                                          2002     2001
                                                         ------- -------
      American Realty Investors, Inc. ("ARI")........... $ 9,468 $10,182
      Income Opportunity Realty Investors, Inc. ("IORI")   3,983   3,501
      Tri-City Limited Partnership ("Tri-City").........      --     531
      Nakash Income Associates ("NIA")..................      --    (553)
      Sacramento Nine ("SAC 9").........................     285     539
      Other.............................................      21      30
                                                         ------- -------
                                                         $13,757 $14,230
                                                         ======= =======

   TCI owns an approximate 6.5% interest in ARI, a publicly held real estate company, having a market value of $92.0 million at December 31, 2001. At December 31, 2002, ARI had total assets of $709.3 million and owned 35 apartments, 14 commercial properties, nine hotels and 41 parcels of unimproved land. In 2002, ARI sold 18 apartments, five commercial properties and 13 parcels of unimproved land for a total of $287.4 million, receiving net cash of $22.2 million after paying off $155.0 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $50.5 million on the sales of which TCI's equity share was $3.3 million. In 2001, ARI sold 17 apartments, one commercial property and 26 parcels of unimproved land for a total of $187.3 million, receiving net cash of $52.4 million after paying off $110.2 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $83.4 million on the sales of which TCI's equity share was $5.3 million.

   Based on the ownership percentage of TCI's investment in ARI and ARI's market value, TCI's investment in ARI has a market value of approximately $6.0 million at December 31, 2002. The carrying value of this investment is approximately $9.5 million at December 31, 2002. Management continues to believe that the market value of ARI temporarily undervalues its assets and therefore, no impairment of TCI's investment in ARI has been recorded.

   TCI owns an approximate 24.0% interest in IORI, a publicly held real estate investment company. At December 31, 2002, IORI had total assets of $90.2 million and owned seven apartments in Texas, five office buildings (two in California, two in Texas and one in Virginia) and two parcels of unimproved land in Texas. In 2002, IORI sold two office buildings for a total of $19.2 million, receiving net cash of $8.6 million after paying off $9.3 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $6.8 million on the sales of which TCI's equity share was $1.6 million.

   Prior to the first quarter of 2002, TCI accounted for its investments in Tri-City, Nakash and Jor-Trans on the equity method. TCI was a 63.7% limited partner and IORI was a 36.3% general partner in Tri-City, and TCI is a 60% general partner and IORI is a 40% limited partner in Nakash. TCI owns a 55% limited and general partnership interest in Jor-Trans. TCI makes all partnership operating and policy decisions of the partnerships and TCI has the right to approve the sale or refinancing of principal assets, or approve the acquisition of partnership assets. For Tri-City, IORI as general partner only had protective rights in the partnership. TCI and IORI have the same Board of Directors and the same executive officers. Consequently, because TCI has a greater than 50% ownership over the operations of Tri- City, Nakash and Jor-Trans, the operations of the partnership have been consolidated. In the first quarter of 2002, TCI began accounting for its investment in Tri-City, Nakash and Jor-Trans using a consolidated basis. The effect of these consolidations increased TCI's assets, liabilities, and minority interest by $5.4 million, $3.9 million and $1.5 million, respectively.

   TCI is a non-controlling 30% general partner in SAC 9, which at December 31, 2002 owned an office building in Rancho Cordova, California.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

   Set forth below are summarized financial data for the entities accounted for using the equity method:

                                                                  2002       2001
                                                               ---------  ---------
Real estate, net of accumulated depreciation ($111,029 in 2002 and $137,407 in 2001)....................................... $ 548,446  $ 692,747
Notes receivable..............................................    82,197     31,892
Other assets..................................................   170,990    132,665
Notes payable.................................................  (414,914)  (651,328)
Other liabilities.............................................  (268,181)   (85,858)
                                                               ---------  ---------
Shareholders/partners' capital................................ $ 118,538  $ 120,118
                                                               =========  =========

                                                    2002       2001      2000
                                                 ---------  ---------  --------
Rents and interest income....................... $ 145,759  $ 181,570  $ 16,245
Depreciation....................................   (12,182)   (19,930)   (2,917)
Operating expenses..............................  (154,764)  (153,557)  (10,835)
Interest expense................................   (62,650)   (83,154)   (5,559)
                                                 ---------  ---------  --------
Income (loss) before gain on sale of real estate   (83,837)   (75,071)   (3,066)

Gain on sale of real estate.....................    82,077     83,414    20,878
                                                 ---------  ---------  --------
Net income (loss)............................... $  (1,760) $   8,343  $ 17,812
                                                 =========  =========  ========
TCI's equity share of:
                                                    2002       2001      2000
                                                 ---------  ---------  --------
Income (loss) before gain on sale of real estate $  (3,818) $  (5,938) $   (611)
Gain on sale of real estate.....................     5,013      5,310     4,572
                                                 ---------  ---------  --------
Net income (loss)............................... $   1,195  $    (628) $  3,961
                                                 =========  =========  ========

NOTE 6.  NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                    2002                2001
                             ------------------- -------------------
                             Estimated   Book    Estimated   Book
                             Fair Value  Value   Fair Value  Value
                             ---------- -------- ---------- --------
            Notes payable...  $637,071  $582,433  $461,875  $458,032
                              ========            ========
            Interest payable               4,195               3,005
                                        --------            --------
                                        $586,628            $461,037
                                        ========            ========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Scheduled principal payments are due as follows:

                              2003...... $209,262
                              2004......   81,279
                              2005......   36,526
                              2006......   28,023
                              2007......   32,168
                              Thereafter  195,175
                                         --------
                                         $582,433
                                         ========

   Notes payable at December 31, 2002, bore interest at rates ranging from 4.0% to 17.9% per annum, and mature between 2003 and 2044. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $733.2 million.

   In 2002, TCI financed/refinanced the following property:

                                                                                Net Cash
                                              Sq.Ft./        Debt       Debt    Received/ Interest  Maturity
Property                    Location        Units/Acres    Incurred  Discharged  (Paid)     Rate      Date
--------              -----------------    -------------- --------   ---------- --------- --------  --------
Apartments
Echo Valley.......... Dallas, TX                216 Units $ 1,639(1)  $    --    $   448    6.65%    12/43
Marina Landing....... Galveston, TX             256 Units  11,348      11,397       (699)   5.80     12/37
Metra................ See Below (2)           1,977 Units  30,314      18,822     10,362    7.57     05/12
Paramount Terrace.... Amarillo, TX              181 Units   2,700       2,797       (214)   6.63(3)  07/04
Quail Creek.......... Lawrence, KS               95 Units   3,300       2,157        924    6.63(3)  09/05
Verandas at City View Ft. Worth, TX             314 Units   2,779(4)    2,197     (2,224)   7.00     06/42

Office Building
Institute Place...... Chicago, IL          144,915 Sq.Ft.   8,025       5,225      2,434    4.75     12/07

Industrial Warehouse
Addison Hanger (5)... Addison, TX           23,650 Sq.Ft.   2,687       1,580        942    6.75(3)  02/07

Shopping Center
Sheboygan............ Sheboygan, WI         74,532 Sq.Ft.     600         387         63    6.60     10/05

Land
Dominion............. Dallas, TX              14.39 Acres     772          --        758   13.00     04/03
Manhatten............ Farmers Branch, TX      108.9 Acres   5,846          --      5,733   13.00     04/03
McKinney 36 (6)...... Collin County, TX       34.58 Acres     425         956       (539)   9.50     04/03
Pac Trust............ Farmers Branch, TX       7.11 Acres     382          --        370   13.00     04/03
Red Cross............ Dallas, TX               2.89 Acres   4,000          --         --    5.00     04/04
Sandison (6)......... Collin County, TX       97.97 Acres   1,199       1,040        145    9.50     04/03
Solco-Allen (6)...... Collin County, TX       55.80 Acres     686         305        374    9.50     04/03
Stacy Road (6)....... Allen, TX              160.38 Acres   1,979       1,345        613    9.50     04/03
State Highway 121 (6) Collin County, TX      101.94 Acres   1,475         873        582    9.50     04/03
Watters Road (6)..... Collin County, TX       97.00 Acres   1,189          --      1,180    9.50     04/03
Whisenant (6)........ Collin County, TX       16.16 Acres     199         133         64    9.50     04/03

--------
(1) The Echo Valley Apartments are under construction. The $1.6 million debt incurred was to fund construction to date. The total construction funding for the project is $12.7 million.
(2) In April 2002, TCI sold 12 residential properties to partnerships controlled by Metra Capital, LLC ("Metra"). These properties include: the 75 unit Apple Lane Apartments in Lawrence, Kansas; the 195 unit Arbor Point Apartments in Odessa, Texas; the 264 unit Fairway View Estates Apartments in El Paso, Texas;

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

    the 152 unit Fairways Apartments in Longview, Texas; the 166 unit Fountain Lake Apartments in Texas City, Texas; the 172 unit Fountains of Waterford Apartments in Midland, Texas; the 122 unit Harper's Ferry Apartments in Lafayette, Louisiana; the 108 unit Oak Park IV Apartments in Clute, Texas; the 131 unit Quail Oaks Apartments in Balch Springs, Texas; the 300 unit Sunchase Apartments in Odessa, Texas; the 180 unit Timbers Apartments in Tyler, Texas; and the 112 unit Willow Creek Apartments in El Paso, Texas. Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." TCI will continue to report the assets and the new debt incurred by the Metra partnerships on the TCI financial statements. The sales price for the properties totaled $37.6 million. TCI received net cash of $10.5 million after paying off the existing debt of $18.0 million and various closing costs. The new debt of $30.3 million bears interest at 7.57% per annum, requires monthly interest only payments of $212,000 and matures in May 2012. TCI also received $8.0 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.
(3) Variable interest rate.
(4) The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.
(5) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(6) The mortgages are cross-collateralized.

   In 2001, TCI financed the following property:

                                  Debt      Debt    Net Cash Interest   Maturity
Property   Location    Acres    Incurred Discharged Received   Rate       Date
--------  ---------- ---------- -------- ---------- -------- --------   --------
Land
Red Cross Dallas, TX 2.89 Acres  $4,500     $--      $4,328    12.5%(1)  04/04

--------
(1) Variable rate.

NOTE 7.  RELATED PARTY TRANSACTIONS

   Throughout the period in which TCI qualified as a REIT for tax purposes, TCI charged rent to Regis Hotel Corporation, a related party, for TCI's four hotel properties that were managed by Regis Hotel Corporation. As of December 31, 2000, when TCI no longer qualified as a REIT, the receivable from these rents totaled $2.1 million. During 2001 and 2002, this receivable was reduced by management fees earned by Regis Hotel Corporation. As of December 31, 2002 and 2001, the receivable from Regis Hotel Corporation was $1.7 million and $1.9 million, respectively.

   During 2002, TCI received $4.0 million in cash from IORI, and has repaid $80,000 to IORI prior to year end.

   In February 2002, IORI funded a $2.0 million mortgage loan as a participation agreement with TCI. This note was paid in full during 2002. Of the principal repayments on this note, $1.5 million was deposited in the account of TCI. This amount is included in the affiliate payable balance at December 31, 2002. This transaction is more fully described in Note 3.

   In March 2002, TCI sold the Plaza on Bachman Creek shopping center to ARI in exchange for a shopping center and two parcels of land. This transaction was approved by TCI's Board of Directors. See Note 2.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In April 2002, TCI purchased four wholly-owned subsidiaries of ARI, including Garden Woodsong, L.P. ("Woodsong"). This transaction, which is more fully described in Note 3, was treated as a financing, and TCI recorded a $10.0 million note receivable from ARI. $2.5 million of this note was related to Woodsong, which was subsequently sold in July 2002. The affiliate receivable balance from ARI increased by $2.8 million, representing principal and accrued but unpaid interest on the note receivable.

   During 2002, ARI sold properties with fair value totaling $46.2 million to TCI. Each of these property sales was approved by TCI's Board of Directors. TCI's affiliate receivables from ARI and BCM were reduced by $5.0 million and $41.2 million, respectively, as a result of these transfers. For property transfers treated as financings, TCI has recorded notes receivable for the fair values of the properties transferred as an offset to the reductions in the affiliate receivables.

   In January 2003, TCI's Board of Directors approved the payment to BCM of a six percent (6%) construction management fee on all construction projects in process at December 31, 2002, to be applied to all construction costs incurred during 2002 on each project. The resulting calculation of $4.6 million was treated as a reduction in the affiliate receivable balance from BCM.

   During 2002, TCI's Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through BCM, in an amount up to $15.0 million, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. Several property transfers from BCM were made during 2002 to reduce the affiliate balance. Each of these transactions were approved by TCI's Board of Directors.

   Affiliate receivable with BCM, ARI and Regis Hotel Corporation are included within Other Assets, and the affiliate payable to IORI is included within Other Liabilities in the accompanying consolidated balance sheet. The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2002:

                                                  BCM      ARI      IORI
                                               --------  -------  -------
     Balance, December 31, 2001............... $ 11,622  $   608  $    --
        Cash transfers........................   71,191   10,632   (4,000)
        Cash repayments.......................  (31,452)    (400)      80
        Repayments through property transfers.  (41,155)  (5,048)      --
        Fees payable to Advisor...............   (5,288)      --       --
        Other additions.......................    9,888    3,283   (1,539)
        Other reductions......................   (3,408)  (3,036)     199
                                               --------  -------  -------
     Balance, December 31, 2002............... $ 11,398  $ 6,039  $(5,260)
                                               ========  =======  =======

   In addition, Other Assets includes $1.7 million due from Regis Property Management, a related party.

   Returns on Metra Properties. As described in Note 5, TCI sold residential properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15 percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners have priority over distributions to any of the other partners.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 8.  PREFERRED STOCK

   TCI's Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after November 1, 2003, into Common Stock at the daily average closing price of the Common Stock for the prior five trading days. At December 31, 2002 and 2001, 5,829 shares of Series A Preferred Stock were issued and outstanding.

   In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, TCI issued 30,000 shares of Series C Preferred Stock. TCI's Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share annually or $1.50 per quarter through September 2003, then $7.00 per share annually or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2002, 30,000 shares of Series C Preferred Stock were issued and outstanding.

NOTE 9.  DIVIDENDS

   TCI paid dividends on its Common Stock of $4.7 million ($.54 per share) in 2000. TCI reported to the Internal Revenue Service that 100% of the dividends paid in 2000 represented ordinary income.

   In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of TCI's Common Stock. The non-payment decision was based on the Board determining that TCI needed to retain cash for acquisitions that were anticipated in 2001 and 2002. No dividends were paid in 2002 or 2001.

NOTE 10.  STOCK OPTIONS

   In October 2000, TCI's stockholders approved the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of TCI. The exercise price per share of an option will not be less than 100% of the fair market value per share on the date of grant thereof. As of December 31, 2002, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted under the 2000 Plan.

   In October 2000, TCI's stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 140,000 shares of TCI's Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2001, 2002 and 2003, each Independent Director was granted an option to purchase 5,000 Common shares. The exercise price was $16.05 and $8.875 per Common shares for 2002 and 2001, respectively. Each Independent Director will be awarded an option to purchase an additional 5,000 shares on January 1 of each year.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                          2002               2001
                                   ------------------ ------------------
                                    Number   Exercise  Number   Exercise
                                   of Shares  Price   of Shares  Price
                                   --------- -------- --------- --------
       Outstanding at January 1,..   50,000  $11.875   25,000   $14.875
       Granted....................   10,000   16.050   25,000     8.875
       Exercised..................  (30,000)      --       --        --
       Canceled...................  (30,000)      --       --        --
                                    -------            ------
       Outstanding at December 31,       --            50,000
                                    =======            ======

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2002   2001
                                              -----  -----
                    Dividend yield...........    --     --
                    Expected volatility...... 54.50% 65.00%
                    Risk-free interest rate..  3.88   1.25%
                    Expected lives (in years)     9      9

   The weighted average fair value per share of options granted in 2002 and 2001 was $10.51 and $7.60, respectively.

   Operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2002:

                              2003...... $ 46,339
                              2004......   38,463
                              2005......   28,402
                              2006......   19,249
                              2007......   11,678
                              Thereafter   35,330
                                         --------
                                         $179,461
                                         ========

NOTE 12.  ADVISORY AGREEMENT

   Basic Capital Management, Inc. ("BCM"), an affiliate, has served as advisor to TCI since March 28, 1989. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

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

   The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. BCM or an affiliate of BCM is to receive a mortgage or mortgage loan. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to or refinancing of TCI's properties. In addition, BCM receives reimbursement of certain expenses incurred by it in the performance of advisory services for TCI.

   The Advisory Agreement requires BCM or any affiliate of BCM to pay to TCI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI.

   Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. In 2002, BCM was required to refund to TCI $1.4 million of BCM's advisory fee. BCM was not required to refund any of its 2000 or 2001 advisory fee.

   Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 12. "PROPERTY MANAGEMENT," Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, provides property management services and as discussed in NOTE 13. "REAL ESTATE BROKERAGE," Regis Realty, Inc. ("Regis"), a related party, provided, on a non-exclusive basis, brokerage services until December 2002. Since January 1, 2003, Regis Realty I, LLC, a related party, provided brokerage services.

NOTE 13.  PROPERTY MANAGEMENT

   Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Triad subcontracted to Regis, a related party, which is a company owned by Highland, the property-level management and leasing of 45 of TCI's commercial properties, and its five hotels until December 2002. Since January 1, 2003, Regis Realty I, LLC, provided property management services. Regis was and Regis Realty I, LLC is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

   During 2002, Regis provided construction management services for TCI's properties under construction. Regis charged fees of 6% of certain construction costs. Those fees totaled $4.7 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 14.  REAL ESTATE BROKERAGE

   Regis also provided brokerage services on a non-exclusive basis until December 2002. Regis was and Regis Realty I, LLC is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

NOTE 15.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Revenue, fees and cost reimbursements to BCM and its affiliates:

                                                     2002   2001    2000
                                                    ------ ------- ------
      Fees
         Advisory.................................. $4,465 $ 5,346 $5,258
         Net income................................    374   1,850  2,415
         Incentive fees............................     --   3,167     --
         Property acquisition......................    657     774  1,024
         Real estate brokerage.....................  3,049      --    331
         Mortgage brokerage and equity refinancing.    806      45    464
                                                    ------ ------- ------
                                                    $9,351 $11,182 $9,492
                                                    ====== ======= ======

      Cost reimbursements.......................... $1,974 $ 2,582 $2,146
                                                    ====== ======= ======

      Hotel lease revenue.......................... $   -- $    -- $2,237
                                                    ====== ======= ======

      Rent revenue................................. $   88 $   120 $   --
                                                    ====== ======= ======

   Costs incurred by BCM related to TCI, ARI and IORI are allocated based on the relative book values of each company's assets.

   Fees paid to Regis, a related party:

                                                                  2002    2001   2000
                                                                 ------- ------ ------
Fees
   Property acquisition......................................... $    45 $1,668 $2,326
   Real estate brokerage........................................   3,007  3,760  3,250
   Construction supervision.....................................   4,678     --     --
   Property and construction management and leasing commissions.   8,176  2,599  4,321
                                                                 ------- ------ ------
                                                                 $15,906 $8,027 $9,897
                                                                 ======= ====== ======

NOTE 16.  INCOME TAXES

   During the third quarter of 2000, due to a concentration of ownership, TCI no longer met the requirements for tax treatment as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), under the Code, and is prohibited for re-qualifying for REIT tax status for at least five years.

   TCI had a loss for federal income tax purposes (after utilization of operating loss carryforwards) in 2002, 2001 and 2000; therefore, it recorded no provision for income taxes. TCI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in equity method real estate entities. At December 31, 2002, TCI's tax basis in its net real estate assets exceeded their basis for financial statement purposes by $46.9 million. As a result, aggregate future income for tax purposes will be less than such amount for financial statement purposes. Additionally, TCI had tax net operating loss carryforwards at December 31, 2002, of approximately $42.5 million expiring through the year 2018. The use of such loss carryforwards are subject to certain limitations under the Internal Revenue Code.

   At December 31, 2002, TCI had a net deferred tax asset of $28.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset, a 100% valuation has been established.

NOTE 17.  OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships, and equity gains on sale of real estate totaling $4.5 million, $2.3 million and $6.4 million for 2002, 2001 and 2000, respectively. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, realized loss on investments, minority interests, foreign currency transaction loss and discontinued operations totaling $26.4 million, $24.4 million and $14.6 million for 2002, 2001 and 2000, respectively. Excluded from operating segment assets are assets of $100.3 million at December 31, 2002, and $86.5 million at December 31, 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses. See "NOTE 2. "REAL ESTATE" and NOTE
3. "NOTES AND INTEREST RECEIVABLE."

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   Presented below is the operating income of each operating segment and each segments' assets for the years 2002, 2001 and 2000.

                                                    Commercial
                                            Land    Properties Apartments  Hotels    Total
                                          --------  ---------- ---------- -------  ---------
2002
Rents.................................... $    541   $ 58,031   $ 44,889  $ 6,265  $ 109,726
Property operating expenses..............    1,777     33,280     30,316    5,645     71,018
                                          --------   --------   --------  -------  ---------
Segment operating income (loss).......... $ (1,236)  $ 24,751   $ 14,573  $   620  $  38,708
                                          ========   ========   ========  =======  =========
Depreciation............................. $     30   $ 12,744   $  4,640  $ 1,628  $  19,042
Interest.................................    2,239     20,782     13,925    2,012     38,958
Real estate improvements and construction    1,605      4,620    100,974    5,467    112,666
Provision for asset impairment...........      707         --      1,872       --      2,579
Assets...................................  109,427    313,505    300,332   34,894    758,158

Property Sales
Sales price.............................. $  3,600   $ 60,207   $ 54,388           $ 118,195
Cost of sales............................   (2,934)   (43,539)   (32,777)            (79,250)
                                          --------   --------   --------           ---------
Gain on sale............................. $    666   $ 16,668   $ 21,611           $  38,945
                                          ========   ========   ========           =========

2001
Rents.................................... $    636   $ 50,895   $ 61,165  $ 2,743  $ 115,439
Property operating expenses..............      770     25,844     41,683      213     68,510
                                          --------   --------   --------  -------  ---------
Segment operating income (loss).......... $   (134)  $ 25,051   $ 19,482  $ 2,530  $  46,929
                                          ========   ========   ========  =======  =========
Depreciation............................. $     --   $  9,327   $  6,813  $   996  $  17,136
Interest.................................    1,652     19,268     14,308    1,581     36,809
Real estate improvements and construction    1,424      7,365     14,973    9,855     33,617
Assets...................................   62,209    304,657    224,986   30,835    622,687

Property Sales
Sales price.............................. $  3,351   $ 54,083   $104,021           $ 161,455
Cost of sales............................   (2,235)   (38,875)   (71,384)           (112,494)
                                          --------   --------   --------           ---------
Gain on sale............................. $  1,116   $ 15,208   $ 32,637           $  48,961
                                          ========   ========   ========           =========

2000
Rents.................................... $    723   $ 58,072   $ 71,635  $ 2,743  $ 133,173
Property operating expenses..............    1,097     30,047     43,251      213     74,608
                                          --------   --------   --------  -------  ---------
Segment operating income (loss).......... $   (374)  $ 28,025   $ 28,384  $ 2,530  $  58,565
                                          ========   ========   ========  =======  =========
Depreciation............................. $     --   $ 10,698   $  7,155  $   996  $  18,849
Interest.................................    3,342     21,146     20,465    1,581     46,534
Real estate improvements.................      117     11,700      1,302    1,545     14,664
Assets...................................   59,281    344,657    216,995   19,931    640,864

Property Sales
Sales price.............................. $ 12,775   $  5,750   $ 93,949  $ 1,000  $ 113,474
Cost of sales............................   (2,607)    (4,089)   (55,861)    (367)   (62,924)
                                          --------   --------   --------  -------  ---------
Gain on sale............................. $ 10,168   $  1,661   $ 38,088  $   633  $  50,550
                                          ========   ========   ========  =======  =========

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 18.  DISCONTINUED OPERATIONS

   Effective January 1, 2002, TCI adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

   For 2002, 2001 and 2000, income (loss) from discontinued operations relates to 18 properties that TCI sold during 2002. The following table summarizes revenue and expense information for these properties sold.

                                                                2002    2001    2000
                                                              -------  ------- ------
Revenue
   Rental.................................................... $13,063  $20,719 $6,489
   Property operations.......................................   9,156   12,552  3,562
                                                              -------  ------- ------
                                                                3,907    8,167  2,927

Expenses
   Interest..................................................   4,489    4,639  1,580
   Depreciation..............................................   1,623    2,825    900
                                                              -------  ------- ------
                                                                6,112    7,464  2,480
Net income (loss) from discontinued operations...............  (2,205)     703    447

   Gain on sale of real estate...............................  38,945       --     --
   Equity in gain on sale of real estate by equity investees.   5,013       --     --
                                                              -------  ------- ------
Net income (loss) from discontinued operations............... $41,753  $   703 $  447
                                                              =======  ======= ======

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTE 19.  QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of TCI's quarterly results of operations for the years 2002, 2001 and 2000 (unaudited):

                                                           Three Months Ended
                                              --------------------------------------------
                                              March 31, June 30, September 30, December 31,
                                              --------- -------- ------------- ------------
2002
Rents........................................  $30,420  $29,960    $ 28,761      $ 20,585
Property expense.............................   18,695   18,916      19,699        13,708
                                               -------  -------    --------      --------
   Operating income..........................   11,725   11,044       9,062         6,877
Interest income..............................    1,067      984         756         1,324
Income (loss) in equity partnerships.........   (1,276)    (291)     (1,181)       (1,070)
                                               -------  -------    --------      --------
                                                  (209)     693        (425)          254
Other expense................................   17,806   20,213      20,345        17,559
                                               -------  -------    --------      --------
Net loss from continuing operations..........   (6,290)  (8,476)    (11,708)      (10,428)
Discontinued operations......................    4,955    6,623      13,547        16,628
                                               -------  -------    --------      --------
Net income (loss)............................   (1,335)  (1,853)      1,839         6,200
Preferred dividend requirement...............      (45)     (45)        (45)          (55)
                                               -------  -------    --------      --------
Net income (loss) applicable to Common shares  $(1,380) $(1,898)   $  1,794      $  6,145
                                               =======  =======    ========      ========

Basic and Diluted Earnings (Loss) Per Share
Net income (loss) applicable to Common shares  $  (.17) $  (.24)   $    .22      $    .75
                                               =======  =======    ========      ========

   In the first quarter of 2002, gains on sale of real estate totaling $5.4 million were recognized on the sale of the Primrose Apartments, Central Storage Industrial Warehouse, a deferred gain on the sale of Madison at Bear Creek Apartments, and TCI's share of gains recognized by ARI and IORI, equity investees. In the second quarter of 2002, gains on sale of real estate totaling $7.3 million were recognized on the sale of Southgreen Apartments, Jefferson Office Building, NASA Office Building, Windsor Plaza Office Building, a deferred gain on the sale of McCallum Glen Apartments, and TCI's share of gains recognized by ARI. In the third quarter of 2002, gains on sale of real estate totaling $13.7 million were recognized on the sale of 4242 Cedar Springs, Camelot, Country Crossing, Gladstell Forest, and Heritage on the River Apartments, Savings of America Office Building, and TCI's share of gains recognized by ARI. In the fourth quarter of 2002, gains on sale of real estate totaling $14.9 million were recognized on Grove Park and Trails of Windfern Apartments, Plaza Tower Office Building, Chelsea Square Shopping Center, and TCI's share of gains recognized by ARI.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                                          Three Months Ended
                                             --------------------------------------------
                                             March 31, June 30, September 30, December 31,
                                             --------- -------- ------------- ------------
2001
Rents.......................................  $34,405  $33,533     $25,708      $21,793
Property expense............................   19,854   18,401      15,410       14,845
                                              -------  -------     -------      -------
   Operating income.........................   14,551   15,132      10,298        6,948
Interest income.............................      638      670         945          671
Income (loss) in equity partnerships........   (1,373)     624      (1,040)       1,161
Gain on sale of real estate.................    6,484   20,623      17,736        4,118
                                              -------  -------     -------      -------
                                                5,749   21,917      17,641        5,950
Other expense...............................   19,916   22,588      16,914       19,660
                                              -------  -------     -------      -------
Net income (loss) from continuing operations      384   14,461      11,025       (6,762)
Discontinued operations.....................      (68)    (130)         91          810
                                              -------  -------     -------      -------
Net income (loss)...........................      316   14,331      11,116       (5,952)
Preferred dividend requirement..............       (7)      (8)         (7)        (150)
                                              -------  -------     -------      -------
Net income applicable to Common shares......  $   309  $14,323     $11,109      $(6,102)
                                              =======  =======     =======      =======

Basic and Diluted Earnings Per Share
Net income applicable to Common shares......  $   .04  $  1.65     $  1.28      $  (.74)
                                              =======  =======     =======      =======

   In the first quarter of 2001, gains on sale of real estate totaling $6.5 million were recognized on the sale of Heritage Apartments, Forest Ridge Apartments, Park at Colonade Apartments, the Zodiac Warehouse, a portion of the McKinney 36 land parcel, a portion of the Round Mountain land parcel, and TCI's share of gains recognized by ARI, an equity investee. In the second quarter of 2001, gains on sale of real estate totaling $22.3 million were recognized on the sale of Glenwood Apartments, Fontenelle Hills Apartments, Bent Tree Gardens Apartments, McCallum Glen Apartments, Moss Creek lots land parcel, Waterstreet Office Building, Technology Trading Center, Daley Office Building, and TCI's share of gains recognized by ARI. In the third quarter of 2001, gains on sale of real estate totaling $18.8 million were recognized on the sale of Park Lane Apartments, McCallum Crossing Apartments, Carseka Apartments, Sunset Lakes Apartments, Oak Run Apartments, a portion of the Eagle Crest land parcel, Chesapeake Office Building, and TCI's share of gains recognized by ARI. In the fourth quarter of 2001, gains on sale of real estate totaling $6.7 million were recognized on the sale of South Cochran Apartments, Madison at Bear Creek Apartments, Summerstone Apartments, Valley Rim Office Building, a previously deferred gain on the sale of Town and Country Shopping Center, and TCI's share of gains recognized by ARI. See NOTE 2. "REAL ESTATE" and NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                                                          Three Months Ended
                                             --------------------------------------------
                                             March 31, June 30, September 30, December 31,
                                             --------- -------- ------------- ------------
2000
Rents.......................................  $29,257  $32,854     $35,122      $35,940
Property expense............................   15,819   17,336      19,872       21,581
                                              -------  -------     -------      -------
   Operating income.........................   13,438   15,518      15,250       14,359
Interest income.............................      404      588         936          442
Income (loss) in equity partnerships........        7     (299)       (185)         (79)
Gain on sale of real estate.................    8,951    8,856      11,755       20,988
                                              -------  -------     -------      -------
                                                9,362    9,145      12,506       21,351
Other expense...............................   18,823   18,955      20,865       22,951
                                              -------  -------     -------      -------
Net income (loss) from continuing operations    3,977    5,708       6,891       12,759
Discontinued operations.....................      379       67          --            1
                                              -------  -------     -------      -------
Net income (loss)...........................    4,356    5,775       6,891       12,760
Preferred dividend requirement..............       (7)      (7)         (8)          --
                                              -------  -------     -------      -------
Net income applicable to Common shares......  $ 4,349  $ 5,768     $ 6,883      $12,760
                                              =======  =======     =======      =======

Basic and Diluted Earnings Per Share
Net income applicable to Common shares......  $   .50  $   .67     $   .80      $  1.48
                                              =======  =======     =======      =======

   In the first quarter of 2000, gains on sale of real estate totaling $9.0 million were recognized on the sale of Hunters Bend Apartments, Westgate of Laurel Apartments and a previous deferred gain on the sale of McKinney land. In the second quarter of 2000, gains on sale of real estate totaling $8.9 million were recognized on the sale of Apple Creek Apartments, Villas at Fairpark Apartments, Chateau Charles Hotel, and TCI's share of gain recognized by IORI, an equity investee. In the third quarter of 2000, gains on sale of real estate totaling $11.8 million were recognized on the sale of Brookfield Corporate Center, Ashley Crest Apartments, a portion of the Allen land, Eagle Rock Apartments, Shady Trail Warehouse, McKinney land, Woodbridge Apartments and Villas at Countryside Apartments. In the fourth quarter of 2000, gains on sale of real estate totaling $21.0 million were recognized on the sale of Shadow Run Apartments, a portion of the Watters Road/Highway 121 land, Parkwood Knoll Apartments, Villa Piedra Apartments, Country Bend Apartments, Fountain Village Apartments and Crescent Place Apartments. See NOTE 2. "REAL ESTATE" and NOTE 5. "INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES."

NOTE 20.  DERIVATIVE FINANCIAL INSTRUMENTS

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

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   The fair value of the swap agreement at December 31, 2002 represents a liability to the Company of $624,000 and is included within other liabilities in the accompanying balance sheet. Amounts paid or received under the swap agreement are settled monthly and are reflected as a reduction in the liability when paid. Interest expense at December 31, 2002, was increased by $895,000 representing both amounts paid to the bank under the agreement and increases in the fair value of the related liability.

NOTE 21.  COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

   In February 1990, TCI, together with National Income Realty Trust, CMET and IORI three real estate entities which, at the time, had the same officers, directors or trustees and advisor as TCI, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the "Olive Litigation"), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the "Modification").

   On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "First Amendment"). The First Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the First Amendment on July 3, 1997.

   The First Amendment provided that TCI's Board retain a management/compensation consultant or consultants to evaluate the fairness of the BCM advisory contract and any contract of its affiliates with TCI, CMET and IORI, including, but not limited to, the fairness to TCI, CMET and IORI of such contracts relative to other means of administration. In 1998, the Board engaged a management/compensation consultant to perform the evaluation which was completed in September 1998.

   In 1999, plaintiffs' counsel asserted that the Board did not comply with the provision requiring such engagement and requested that the Court exercise its retained jurisdiction to determine whether there was a breach of this provision of the First Amendment. In January 2000, the Board engaged another management compensation consultant to perform the required evaluation again. The evaluation was completed in April 2000 and was provided to plaintiffs' counsel. The Board believes that any alleged breach of the First Amendment has been fully remedied by the Board's engagement of this second consultant. Although several status conferences on this matter were held, there has been no court order resolving whether there was any breach of the First Amendment.

   In June 2000, plaintiffs' counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the provision of the Modification. The Board believes that the provisions of the Settlement, Modification and the First Amendment terminated on April 28, 1999. However, the Court has ruled that certain provisions continue to be effective after the termination date. This ruling was appealed by TCI and IORI.

   On October 23, 2001, TCI, Income Opportunity Realty Investors, Inc. ("IORI") and American Realty Investors, Inc. ("ARI") jointly announced a preliminary agreement with the plaintiff's legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the "Second Amendment"). Under the Second Amendment, the appeal has been dismissed with prejudice and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding common shares of IORI and TCI not currently owned by ARI. Under the merger, ARI would pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

Stock for stockholders who affirmatively elect to receive ARI preferred stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who affirmatively elect to receive ARI preferred stock in lieu of cash. Each share of Series G Preferred Stock would be convertible into 2.5 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction was subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. TCI has the same board as IORI and the same advisor as IORI and ARI. Two of the directors of TCI and IORI also serve as directors for ARI.

   On November 15, 2002, ARI commenced, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share was $17.50 for TCI shares and $19.00 for IORI shares. The tender offers were made to cure a default under the settlement resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. The tender offers were completed on March 19, 2003. ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Second Amendment and the Olive Litigation has been dismissed with prejudice. ARI has deferred further action on the mergers.

   Partnership Buyouts. TCI is the limited partner in ten partnerships formed to construct residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2002 is approximately $5.9 million.

   Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2003, due to increased rental rates at its properties, such excess, however, will not be sufficient to discharge all of TCI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

   Other Litigation. TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI's financial condition, results of operations or liquidity.

   TCI is currently in default on its loans secured by the three hotels in Chicago. The loans, in the total principal amount of $9.6 million, matured at the end of February 2003 and have been in default since August 2002 due to the hotels not achieving the necessary debt service coverage ratios. Because of the default, the lender began charging default interest at the rate of 12% per annum. TCI has not paid the default interest since September 2002 and is attempting to obtain an extension on the debt.

   TCI is currently in default on a $1.0 million loan secured by interests in the partnership which owns the Tivoli Apartments in Dallas, Texas. TCI attempted to negotiate an extension for this loan maturing in December 2002. In January 2003, the lender commenced a lawsuit against TCI to collect the amount.

   TCI is currently in default on a $5.3 million loan secured by the Majestic Hotel in San Francisco, California. TCI ceased making monthly payments of principal and interest in May 2002 and attempted to restructure the debt.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

   In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.0 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI's right to extend the loans. This dispute is the subject of litigation pending in the United States District Court for the Eastern District of Louisiana.

NOTE 22.  SUBSEQUENT EVENTS

   In 2003, TCI purchased the following property:

                                    Units/      Purchase Net Cash   Debt   Interest Maturity
Property              Location    Rooms/Acres    Price     Paid   Incurred   Rate     Date
--------            ------------ -------------- -------- -------- -------- -------- --------
Land
Maumelle........... Maumelle, AR     10.8 Acres  $1,100    $412    $  640    5.75%   07/04

Shopping Center
Bridgeview Plaza(1) LaCrosse, WI 116,008 Sq.Ft.   8,700      --        --      --       --
Cullman(1)......... Cullman, AL   92,433 Sq.Ft.   2,000      --     2,650   16.75%   03/03

--------
(1) Property received from a related party for forgiveness of debt.

   In 2003, TCI refinanced or financed the following properties:

                                                                  Net Cash
                                   Sq.Ft./      Debt      Debt    Received/ Interest   Maturity
Property           Location      Units/Acres  Incurred Discharged  (Paid)     Rate       Date
--------        --------------- ------------- -------- ---------- --------- --------   --------
Apartments
Mountain Plaza. El Paso, TX         188 Units  $4,350    $4,034    $2,500     6.63%(1)  03/06
Stone Oak...... San Antonio, TX     252 Units   2,500        --               5.00      04/03

Office Building
Bonita Plaza... Bonita, CA      47,777 Sq.Ft.   6,000     4,824     1,134     5.25(1)   01/10

--------
(1) Variable rate.

                                                                   SCHEDULE III

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


                                                                         Cost Capitalized
                                                                           Subsequent to         Gross Amounts of Which
                                                    Initial Cost            Acquisition          Carried at End of Year
                                                 ------------------- -------------------       ---------------------------
                                                         Building &                                    Building &    (1)
Property/Location                   Encumbrances  Land  Improvements Improvements    Other      Land  Improvements  Total
-----------------                   ------------ ------ ------------ ------------ ------       ------ ------------ -------
                                                                                            (dollars in thousands)
Held for Investment:
Apartments
4400, Midland, TX..................   $ 1,048    $  349   $ 1,396      $    --    $   --       $  349   $ 1,396    $ 1,745
Apple Lane, Lawrence, KS...........     1,413       168     1,259           --        --          168     1,259      1,427
Arbor Point, Odessa, TX............     2,030       321     1,285          526        --          321     1,811      2,132
Ashton Way, Midland, TX............     1,048       384     1,536           52        --          384     1,588      1,972
Autumn Chase, Midland, TX..........       891       141     1,265           --        --          141     1,265      1,406
Baywalk, Galveston, TX.............     5,412       679     6,106           --        --          679     6,106      6,785
Blue Lake Villas, Waxahachie, TX...     8,388     1,049        --        9,383        --        1,049     9,383     10,432
By the Sea, Corpus Christi, TX.....     5,459       644     5,797           --        --          644     5,797      6,441
Cliffs of Eldorado, McKinney, TX...    10,449     2,647    10,589           --        --        2,647    10,589     13,236
Courtyard, Midland, TX.............     1,019       151     1,359           --        --          151     1,359      1,510
Coventry, Midland, TX..............     1,213       236       369          173        --          236       542        778
DeSoto Ranch, DeSoto, TX...........     8,102     1,472        --        9,087        --        1,472     9,087     10,559
Echo Valley, Dallas, TX............     3,290       788        --        3,650                    788     3,650      4,438
El Chapparal, San Antonio, TX......     4,166       279     2,821           --      (402)/(2)/    279     2,419      2,698
Fairway View Estates, El Paso, TX..     5,006       548     4,530          261        --          548     4,790      5,338
Fairways, Longview, TX.............     3,471       657     1,532          119      (266)/(2)/    657     1,385      2,042
Falcon Lakes, Arlington, TX........     9,770     1,437        --       11,197                  1,437    11,197     12,634
Fountain Lake, Texas City, TX......     3,256       861     2,585           19      (254)/(2)/    861     2,350      3,211
Fountains of Waterford, Midland, TX     1,698       311       852        1,538        --          311     2,390      2,701
Harper's Ferry, Lafayette, LA......     3,332       349     1,398          223        --          349     1,621      1,970
Hunters Glen, Midland, TX..........     1,860       519     2,075          321        --          519     2,396      2,915
In the Pines, Gainesville, FL......     5,399     1,288     5,154           91      (573)/(2)/  1,288     4,672      5,960
Island Bay, Galveston, TX..........    15,203     2,095    18,852           --        --        2,095    18,852     20,947
Limestone Canyon, Austin, TX.......    12,755     1,998        --       12,247     1,895/(4)/   1,998    14,142     16,140
Limestone Ranch, Lewisville, TX....    13,000     1,620        --       13,058        --        1,620    13,058     14,678
Lincoln Court, Dallas, TX..........     1,226       500     2,095           --        --          500     2,095      2,595
Marina Landing, Galveston, TX......    13,041     1,240    11,161           --        --        1,240    11,161     12,401
Mountain Plaza, El Paso, TX........     4,036       837     3,347          139        --          837     3,486      4,323
Oak Park IV, Clute, TX.............       979       224       674           27       (95)/(2)/    224       606        830
Paramount Terrace, Amarillo, TX....     2,689       340     3,061           --        --          340     3,061      3,401

                                                                         Life on
                                                                          Which
                                                                       Depreciation
                                                                        In Latest
                                                                        Statement
                                    Accumulated    Date of      Date   of Operation
Property/Location                   Depreciation Construction Acquired is Computed
-----------------                   ------------ ------------ -------- ------------

Held for Investment:
Apartments
4400, Midland, TX..................    $  163        1981      04/98      40 years
Apple Lane, Lawrence, KS...........       108        1989      01/00      40 years
Arbor Point, Odessa, TX............       698        1975      08/96    5-40 years
Ashton Way, Midland, TX............       230        1978      04/98    5-40 years
Autumn Chase, Midland, TX..........        87        1985      04/00      40 years
Baywalk, Galveston, TX.............       204        1979      09/01      40 years
Blue Lake Villas, Waxahachie, TX...        --        2002      01/02      40 years
By the Sea, Corpus Christi, TX.....       194        1973      08/01      40 years
Cliffs of Eldorado, McKinney, TX...     1,144        1997      10/98      40 years
Courtyard, Midland, TX.............        57        1976      05/01      40 years
Coventry, Midland, TX..............       231        1977      08/96    5-40 years
DeSoto Ranch, DeSoto, TX...........        --        2002      05/02      40 years
Echo Valley, Dallas, TX............        --        2002      01/02      40 years
El Chapparal, San Antonio, TX......       952        1963      01/88    5-40 years
Fairway View Estates, El Paso, TX..       602        1977      03/99      40 years
Fairways, Longview, TX.............       462        1980      03/93    5-40 years
Falcon Lakes, Arlington, TX........        --        2001      10/01      40 years
Fountain Lake, Texas City, TX......       562        1975      12/94    5-40 years
Fountains of Waterford, Midland, TX     1,188        1977      05/98    5-40 years
Harper's Ferry, Lafayette, LA......       555        1972      02/92    5-40 years
Hunters Glen, Midland, TX..........       529        1982      01/98    5-40 years
In the Pines, Gainesville, FL......     1,067        1972      12/94    5-40 years
Island Bay, Galveston, TX..........       628        1973      09/01      40 years
Limestone Canyon, Austin, TX.......       986        1997      07/98      40 years
Limestone Ranch, Lewisville, TX....       194        2001      05/01      40 years
Lincoln Court, Dallas, TX..........       649        1985      08/90      40 Years
Marina Landing, Galveston, TX......       349        1985      09/01      40 years
Mountain Plaza, El Paso, TX........       533        1972      01/98    5-40 years
Oak Park IV, Clute, TX.............       161        1981      06/94    5-40 years
Paramount Terrace, Amarillo, TX....       238        1983      05/00      40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


                                                                          Cost Capitalized
                                                                           Subsequent to          Gross Amounts of Which
                                                    Initial Cost            Acquisition           Carried at End of Year
                                                 ------------------- --------------------       ---------------------------
                                                         Building &                                     Building &    (1)
Property/Location                   Encumbrances  Land  Improvements Improvements     Other      Land  Improvements  Total
-----------------                   ------------ ------ ------------ ------------ -------       ------ ------------ -------
                                                                                            (dollars in thousands)
Plantation, Tulsa, OK..............   $ 1,937    $  344   $ 2,396      $    --    $    --       $  344   $ 2,396    $ 2,740
Quail Creek, Lawrence, KS..........     3,287       343     3,090           --         --          343     3,090      3,434
Quail Oaks, Balch Springs, TX......     2,808        90     2,160          152       (187)/(2)/     90     2,125      2,215
River Oaks, Wiley, TX..............    10,023       590        --       11,549         --          590    11,549     12,139
Sandstone, Mesa, AZ................     5,590     1,656     6,625           95         --        1,656     6,720      8,376
Sendero Ridge, San Antonio, TX.....    18,703     2,635        --       20,478         --        2,635    20,478     23,113
Somerset, Texas City, TX...........     2,939       936     2,811          179       (452)/(2)/    936     2,538      3,474
Southgate, Odessa, TX..............     1,766       335     1,338          318         --          335     1,656      1,991
Spy Glass, Mansfield, TX...........    13,195     1,376        --       13,066         --        1,376    13,066     14,442
Stone Oak, San Antonio, TX.........     2,756       649     2,598          301       (409)/(2)/    649     2,490      3,139
Summerfield, Orlando, FL...........     4,484     1,175     4,698          324         --        1,175     5,022      6,197
Sunchase, Odessa, TX...............     3,493       742     2,842          458         --          742     3,300      4,042
Terrace Hills, El Paso, TX.........     6,149     1,286     5,145          167         --        1,286     5,312      6,598
Timbers, Tyler, TX.................     2,453       497     1,988           --         --          497     1,988      2,485
Tivoli, Dallas, TX.................    10,000     1,355        --       12,588         --        1,355    12,588     13,943
Treehouse, Irving, TX..............     2,554       716     2,865          260         --          716     3,125      3,841
Verandas at City View,
 Fort Worth, TX....................     6,814     2,545        --        7,919         --        2,545     7,919     10,464
Vistas at Pinnacle park, Dallas, TX     2,788     1,750                  2,236                   1,750     2,236      3,986
Waters Edge IV, Gulfport, MS.......        --       443        --        4,258         --          443     4,258      4,701
Westwood, Odessa, TX...............        --        85       341           91         --           85       432        517
Willow Creek, El Paso, TX..........     2,389       608     1,832           76       (156)/(2)/    608     1,752      2,360
Will-O-Wick, Pensacola, FL.........     3,050       747     2,990          174       (281)/(2)/    747     2,883      3,630
Willow Wick, North Augusta, SC.....     1,957       324     1,305           25       (170)/(2)/    324     1,160      1,484
Woodview, Odessa, TX...............     2,037       716     2,864          102         --          716     2,966      3,682

Office Buildings
1010 Commons, New Orleans, LA......     8,216     2,113    15,011       18,584     (1,218)/(2)/  2,113    32,377     34,490
225 Baronne, New Orleans, LA.......     7,211     1,162    10,457        5,993     (1,293)/(2)/  1,162    15,157     16,319
4135 Beltline, Addison, TX.........     2,858       476     4,280           --         --          476     4,280      4,756
9033 Wilshire Blvd.,
 Los Angeles, CA...................     6,689       956     8,609          330         --          956     8,939      9,895
Ambulatory Surgery Center,
 Sterling, VA......................     6,554       908     8,170           --         --          908     8,170      9,078

                                                                         Life on
                                                                          Which
                                                                       Depreciation
                                                                        In Latest
                                                                        Statement
                                    Accumulated    Date of      Date   of Operation
Property/Location                   Depreciation Construction Acquired is Computed
-----------------                   ------------ ------------ -------- ------------

Plantation, Tulsa, OK..............      253           1968    12/99      40 years
Quail Creek, Lawrence, KS..........      245           1969    01/00      40 years
Quail Oaks, Balch Springs, TX......    1,050           1982    02/87    5-40 years
River Oaks, Wiley, TX..............       --           2001    10/01      40 years
Sandstone, Mesa, AZ................      955           1986    10/97    5-40 years
Sendero Ridge, San Antonio, TX.....       --           2001    11/01      40 years
Somerset, Texas City, TX...........      738           1985    12/93    5-40 years
Southgate, Odessa, TX..............      524           1976    08/96    5-40 years
Spy Glass, Mansfield, TX...........       --           2002    03/02      40 years
Stone Oak, San Antonio, TX.........      885           1978    03/90    5-40 years
Summerfield, Orlando, FL...........    1,044           1971    11/94    5-40 years
Sunchase, Odessa, TX...............      752           1981    10/97    5-40 years
Terrace Hills, El Paso, TX.........      811           1985    03/97    5-40 years
Timbers, Tyler, TX.................      249           1973    12/97      40 years
Tivoli, Dallas, TX.................       25           2001    12/01      40 years
Treehouse, Irving, TX..............      661           1974    05/97    5-40 years
Verandas at City View,
 Fort Worth, TX....................       --           2001    09/01      40 years
Vistas at Pinnacle park, Dallas, TX       --           2002    10/02      40 Years
Waters Edge IV, Gulfport, MS.......       35           2001    11/01      40 years
Westwood, Odessa, TX...............      147           1977    08/96    5-40 years
Willow Creek, El Paso, TX..........      433           1972    05/94    5-40 years
Will-O-Wick, Pensacola, FL.........      709           1974    05/95    5-40 years
Willow Wick, North Augusta, SC.....      240           1968    09/94    5-40 years
Woodview, Odessa, TX...............      414           1974    05/98    5-40 years

Office Buildings
1010 Commons, New Orleans, LA......    5,220           1971    03/98    5-40 years
225 Baronne, New Orleans, LA.......    3,629           1960    03/98    5-40 years
4135 Beltline, Addison, TX.........      440      1981/1982    06/99      40 years
9033 Wilshire Blvd.,
 Los Angeles, CA...................      672           1957    04/00    5-40 years
Ambulatory Surgery Center,
 Sterling, VA......................      460           1991    07/00      40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


                                                                            Cost Capitalized
                                                                              Subsequent to           Gross Amounts of Which
                                                     Initial Cost              Acquisition            Carried at End of Year
                                                  ------------------- --------------------          ---------------------------
                                                          Building &                                        Building &    (1)
Property/Location                    Encumbrances  Land  Improvements Improvements      Other        Land  Improvements  Total
-----------------                    ------------ ------ ------------ ------------ -------          ------ ------------ -------
                                                                                               (dollars in thousands)
AMOCO, New Orleans, LA..............   $14,617    $  895   $ 3,582       $6,836    $(1,149)/(2)/    $  895   $ 9,269    $10,164
Atrium, Palm Beach, FL..............     3,839     1,147     4,590          177         --           1,147     4,767      5,914
Bay Plaza, Tampa, FL................     2,329       895     3,582          508       (384)/(2)/       895     3,706      4,601
Bay Plaza II, Tampa, FL.............     3,513       506     4,550           90         --             506     4,640      5,146
Bonita Plaza, Bonita, CA............     4,833     1,168     4,670        1,153         --           1,168     5,823      6,991
Brandeis, Omaha, NE.................     8,750     1,451    13,061          114         --           1,451    13,175     14,626
Centura, Farmers Branch, TX.........    43,739     5,000    45,000           54         --           5,000    45,054     50,054
Corporate Point, Chantilly, VA......     3,730       830     3,321          547         --             830     3,868      4,698
Countryside Retail Center, Sterling,
 VA.................................    21,307     2,088    18,791           39         --           2,088    18,830     20,918
Durham Center, Durham, NC...........    14,047     4,233    16,932        1,457     (1,362)/(2)/     4,233    17,027     21,260
Eton Square, Tulsa, OK..............    10,058     1,469    13,219          581         --           1,469    13,800     15,269
Forum, Richmond, VA.................     5,097     1,360     5,439          562         --           1,360     6,001      7,361
Harmon, Sterling, VA................     7,884     1,054     9,487          183         --           1,054     9,670     10,724
Institute Place, Chicago, IL........     8,025       665     7,057          115         --             665     7,172      7,837
Lexington Center, Colorado Springs,
 CO.................................     4,058     1,103     4,413          558         --           1,103     4,971      6,074
Mimado, Sterling, VA................        --       582     5,236           50         --             582     5,286      5,868
One Steeplechase, Sterling, VA......     7,808     1,380     5,520        2,633         72/(4)/      1,380     8,225      9,605
Parkway North, Dallas, TX...........     3,757     1,173     4,692          942         --           1,173     5,634      6,807
Remington Tower, Tulsa, OK..........     3,419       480     4,351          229         --             480     4,580      5,060
Signature Athletic Club, Dallas, TX.     2,510     1,075     2,921        1,143       (439)/(2)/     1,075     3,625      4,700
Venture Center, Atlanta, GA.........     2,607       411     2,746          220         --             411     2,966      3,377
Westgrove Air Plaza, Addison, TX....     3,487       501     2,004          549       (945)/(2)/       501     1,608      2,109

Industrial Warehouses
5360 Tulane, Atlanta, GA............       370        95       514           50        (44)/(2)/        95       520        615
5700 Tulane, Atlanta, GA............        --        --        --          720       (100)/(2)/        --       620        620
Addison Hangar, Addison, TX.........     1,187       928     1,481           32         --             928     1,513      2,441
Addison Hanger II, Addison, TX......     1,465        --     1,150          248         --              --     1,398      1,398
Encon, Fort Worth, TX...............     3,440       984     3,934           67         --             984     4,001      4,985
Kelly, Dallas, TX...................     4,319     1,136     4,856          224     (1,196)/(2)(9)/  1,136     3,884      5,020
McLeod, Orlando, FL.................     1,929       673     2,693          471       (511)/(2)/       673     2,653      3,326

                                                                          Life on
                                                                           Which
                                                                        Depreciation
                                                                         In Latest
                                                                         Statement
                                     Accumulated    Date of      Date   of Operation
Property/Location                    Depreciation Construction Acquired is Computed
-----------------                    ------------ ------------ -------- ------------

AMOCO, New Orleans, LA..............    4,404           1974    06/97    5-40 years
Atrium, Palm Beach, FL..............      623           1985    06/98      40 years
Bay Plaza, Tampa, FL................      784           1988    07/97    5-40 years
Bay Plaza II, Tampa, FL.............      316           1985    06/00      40 years
Bonita Plaza, Bonita, CA............    1,188           1991    09/97    5-40 years
Brandeis, Omaha, NE.................      684           1921    11/00      40 years
Centura, Farmers Branch, TX.........      477           1999    06/02      40 years
Corporate Point, Chantilly, VA......      979           1992    10/94    5-40 years
Countryside Retail Center, Sterling,
 VA.................................    1,044           1986    09/00      40 years
Durham Center, Durham, NC...........    2,894           1988    07/97    5-40 years
Eton Square, Tulsa, OK..............    1,230           1985    09/99    5-40 years
Forum, Richmond, VA.................    1,723           1987    10/92    2-40 years
Harmon, Sterling, VA................      558           1987    09/00    5-40 years
Institute Place, Chicago, IL........    4,184           1910    01/93    2-40 years
Lexington Center, Colorado Springs,
 CO.................................      969           1986    12/97    3-40 years
Mimado, Sterling, VA................      306           1986    09/00      40 years
One Steeplechase, Sterling, VA......    3,589           1987    12/92    5-40 years
Parkway North, Dallas, TX...........    1,080           1980    02/98    2-40 years
Remington Tower, Tulsa, OK..........      504           1982    09/99      40 years
Signature Athletic Club, Dallas, TX.      850           1985    02/99    5-40 years
Venture Center, Atlanta, GA.........    1,128           1981    07/89    1-40 years
Westgrove Air Plaza, Addison, TX....      130           1982    10/97    5-40 years

Industrial Warehouses
5360 Tulane, Atlanta, GA............      319           1970    11/97    5-40 years
5700 Tulane, Atlanta, GA............      122           1998    11/97      40 years
Addison Hangar, Addison, TX.........      135           1992    12/99    5-40 years
Addison Hanger II, Addison, TX......      331           2000    12/99    5-40 years
Encon, Fort Worth, TX...............      511           1958    10/97    5-40 years
Kelly, Dallas, TX...................      961      1966/1973    03/95    5-40 years
McLeod, Orlando, FL.................      822           1985    09/94    5-40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


                                                                          Cost Capitalized
                                                                           Subsequent to          Gross Amounts of Which
                                                     Initial Cost           Acquisition           Carried at End of Year
                                                 -------------------- ------------------       ----------------------------
                                                          Building &                                    Building &    (1)
Property/Location                   Encumbrances  Land   Improvements Improvements    Other     Land   Improvements  Total
-----------------                   ------------ ------- ------------ ------------ -----       ------- ------------ -------
                                                                                            (dollars in thousands)
Ogden, Ogden, UT...................   $    --    $    52    $1,568      $   112    $ (70)/(2)/ $    52   $ 1,610    $ 1,662
Space Center, San Antonio, TX......     1,081        247     1,332          112     (131)/(2)/     247     1,313      1,560
Texstar, Arlington, TX.............     1,192        333     1,331          216       --           333     1,547      1,880
Tricon, Atlanta, GA................     9,490      2,761     6,442        1,280       --         2,761     7,722     10,483

Shopping Centers
Dunes Plaza, Michigan City, IN.....     2,973      1,230     5,430        1,915     (482)/(5)/   1,230     6,863      8,093
K-Mart, Cary, NC...................     1,749      1,358     1,157          162       --         1,358     1,319      2,677
Oaktree, Lubbock, TX...............     1,353        231     2,076          123                    231     2,199      2,430
Parkway Center, Dallas, TX.........     1,666        273     1,876           51       --           273     1,927      2,200
Promenade, Highlands Ranch, CO.....     7,126      1,749     6,995          102     (679)/(2)/   1,749     6,418      8,167
Sadler Square, Amelia Island, FL...     2,769        679     2,715          120       --           679     2,835      3,514
Sheboygan, Sheboygan, WI...........       591        242     1,371          177       --           242     1,548      1,790

Hotels
Akademia, Wroclaw, Poland..........    13,872      1,563        --       14,994       --         2,184    14,989     18,727
The Majestic, Chicago, IL..........     2,215        572     2,365        1,441       --           572     3,806      4,378
City Suites, Chicago, IL...........     3,695        950     3,847        1,061       --           950     4,908      5,858
Majestic Inn, San Francisco, CA....     5,255      1,139     4,555          985       --         1,139     5,540      6,679
Willows, Chicago, IL...............     3,670        945     3,851        1,389       --           945     5,240      6,185

Land
1013 Commons, New Orleans, LA......        --        615        --          124      (36)/(2)/     703        --        703
2301 Valley Branch, Farmers Branch,
 TX................................     3,124      4,169        --           84       --         4,253        --      4,253
Alamo Springs, Dallas, TX..........        --      1,385        --           --       --         1,385        --      1,385
Centura, Farmers Branch, TX........     7,150     13,300        --           --       --        13,300        --     13,300
Dominion, Dallas, TX...............       662      3,931        --           --       --         3,931        --      3,931
Eagle Crest, Farmers Branch, TX....        --      2,500        --          134     (505)/(9)/   2,129        --      2,129
Folsom.............................        --      1,781        --          450       --         2,231        --      2,231
Hollywood Casino, Farmers Branch,
 TX................................     6,222     16,987        --            2       --        16,989        --     16,989
Lakeshore Villas, Harris County, TX        --        950        --           62       --         1,012        --      1,012
Lamar Parmer, Austin, TX...........        --      1,571        --           94       --         1,665        --      1,665
Las Colinas, Las Colinas, TX.......        --        995        --            5       --         1,000        --      1,000

                                                                         Life on
                                                                          Which
                                                                       Depreciation
                                                                        In Latest
                                                                        Statement
                                    Accumulated    Date of      Date   of Operation
Property/Location                   Depreciation Construction Acquired is Computed
-----------------                   ------------ ------------ -------- ------------

Ogden, Ogden, UT...................      595         1979      01/86    5-40 years
Space Center, San Antonio, TX......      802         1970      11/97    5-40 years
Texstar, Arlington, TX.............      497         1967      12/93    5-40 years
Tricon, Atlanta, GA................    2,499         1971      02/93    2-40 years

Shopping Centers
Dunes Plaza, Michigan City, IN.....    2,076         1978      03/92    5-40 years
K-Mart, Cary, NC...................       91         1981      08/98      40 years
Oaktree, Lubbock, TX...............       51         1981      03/02      40 years
Parkway Center, Dallas, TX.........      635         1979      11/91    5-40 years
Promenade, Highlands Ranch, CO.....    1,382         1985      07/96    5-40 years
Sadler Square, Amelia Island, FL...      778         1987      11/93    3-40 years
Sheboygan, Sheboygan, WI...........      384         1977      05/92      40 years

Hotels
Akademia, Wroclaw, Poland..........      407         2001      02/01      40 years
The Majestic, Chicago, IL..........      749         1995      12/98    5-40 years
City Suites, Chicago, IL...........    1,024         1995      12/98    5-40 years
Majestic Inn, San Francisco, CA....    2,208         1902      12/90    5-40 years
Willows, Chicago, IL...............    1,217         1995      12/98    5-40 years

Land
1013 Commons, New Orleans, LA......       28           --      08/98            --
2301 Valley Branch, Farmers Branch,
 TX................................       --           --      09/02            --
Alamo Springs, Dallas, TX..........       --           --      09/99            --
Centura, Farmers Branch, TX........       --           --      12/02            --
Dominion, Dallas, TX...............       --           --      03/99            --
Eagle Crest, Farmers Branch, TX....       --           --      05/98            --
Folsom.............................       --           --      10/00            --
Hollywood Casino, Farmers Branch,
 TX................................       --           --      06/02            --
Lakeshore Villas, Harris County, TX       --           --      03/02            --
Lamar Parmer, Austin, TX...........       --           --      01/00            --
Las Colinas, Las Colinas, TX.......       --           --      01/96            --

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002



                                                                         Cost Capitalized            Gross Amounts of Which
                                                Initial Cost        Subsequent to Acquisition        Carried at End of Year
                                            --------------------- ---------------------          ------------------------------
                                                      Building &                                           Building &    (1)
Property/Location           Encumbrances      Land   Improvements Improvements       Other         Land   Improvements  Total
-----------------           ------------    -------- ------------ ------------ --------          -------- ------------ --------
                                                                                          (dollars in thousands)
Lemon Carlisle, Dallas, TX.   $  1,745      $  3,576   $     --     $     30   $     --          $  3,606   $     --   $  3,606
Limestone Canyon II........         --         1,999         --          635         --             2,634         --      2,634
Manhattan, Farmers Branch,
 TX........................      5,006        11,186         --          876         40            12,106         --     12,106
Marine Creek, Ft. Worth,
 TX........................      1,500         3,713         --           20         --             3,733         --      3,733
Mason Park, Houston, TX....      1,345         2,790         --          301         --             3,091         --      3,091
Mira Lago, Farmers Branch,
 TX........................         --           541         --           56         --               597         --        597
Nashville, Nashville, TN...        955         1,890         --            7         --             1,897         --      1,897
Pac-Trust, Dallas, TX......        332         1,232         --           --         --             1,232         --      1,232
Palm Desert, Palm Desert,
 CA........................         --         1,190         --          705         --             1,895         --      1,895
Rasor, Plano, TX...........         --         2,319         --          227         --             2,546         --      2,546
Seminary West, Fort Worth,
 TX........................         --           234         --           --         --               234         --        234
Solco-Valley, Dallas, TX...         --         1,525         --           --         --             1,525         --      1,525
West End, Dallas, TX.......      5,844        11,405         --           77     (4,013)/(8)/       7,469         --      7,469
                              --------      --------   --------     --------   --------          --------   --------   --------
Investment Properties......    578,055       191,701    432,216      210,515    (15,796)          191,080    627,556    818,636
                              --------      --------   --------     --------   --------          --------   --------   --------

Properties Held for Sale
Land
Fiesta, San Angelo, TX.....         --            44         --           --         --                44         --         44
Fruitland, Fruitland Park,
 FL........................         --           253         --           --       (100)/(6)/         153         --        153
McKinney 36, Collin County,
 TX........................        425/(7)/    2,203         --           --       (230)/(2)/       1,973         --      1,973
Red Cross, Dallas, TX......      8,500         7,676         --            3         --             7,678         --      7,678
Round Mt, Austin, TX.......         --         5,740         --           --     (5,421)/(2)(3)/      319         --        319
Sandison, Collin County,
 TX........................      1,199/(7)/    5,021         --           --       (392)/(2)/       4,629         --      4,629

                                                                 Life on
                                                                  Which
                                                               Depreciation
                                                                In Latest
                                                                Statement
                            Accumulated    Date of      Date   of Operation
Property/Location           Depreciation Construction Acquired is Computed
-----------------           ------------ ------------ -------- ------------

Lemon Carlisle, Dallas, TX.        --         --       02/98        --
Limestone Canyon II........        --         --       06/00        --
Manhattan, Farmers Branch,
 TX........................        29         --       02/00        --
Marine Creek, Ft. Worth,
 TX........................        --         --       06/02        --
Mason Park, Houston, TX....        --         --       06/02        --
Mira Lago, Farmers Branch,
 TX........................        --         --       05/01        --
Nashville, Nashville, TN...        --         --       06/02        --
Pac-Trust, Dallas, TX......        --         --       10/01        --
Palm Desert, Palm Desert,
 CA........................        --         --       06/02        --
Rasor, Plano, TX...........        --         --       03/02        --
Seminary West, Fort Worth,
 TX........................        --         --       07/01        --
Solco-Valley, Dallas, TX...        --         --       04/01        --
West End, Dallas, TX.......        --         --       08/97        --
                               ------
Investment Properties......    81,659
                               ------

Properties Held for Sale
Land
Fiesta, San Angelo, TX.....        --         --       12/91        --
Fruitland, Fruitland Park,
 FL........................        --         --       05/92        --
McKinney 36, Collin County,
 TX........................        --         --       01/98        --
Red Cross, Dallas, TX......        --         --       05/99        --
Round Mt, Austin, TX.......        --         --       12/86        --
Sandison, Collin County,
 TX........................        --         --       05/98        --

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002



                                                                       Cost Capitalized           Gross Amounts of Which
                                                Initial Cost       Subsequent to Acquisition      Carried at End of Year
                                            --------------------- ---------------------       ------------------------------
                                                      Building &                                        Building &    (1)
Property/Location           Encumbrances      Land   Improvements Improvements     Other        Land   Improvements  Total
-----------------           ------------    -------- ------------ ------------ --------       -------- ------------ --------
                                                                                         (dollars in thousands)
Solco Allen, Collin County,
 TX........................        686/(7)/    1,388         --           --        (80)/(2)/    1,308         --      1,308
Stacy Road, Allen, TX......      1,979/(7)/    2,665         --           --       (193)/(2)/    2,472         --      2,472
State Highway 121,
 Collin County, TX.........      1,475/(7)/    4,354         --           --     (2,581)/(2)/    1,773         --      1,773
Watters Road, Collin
 County, TX................      1,189/(7)/    1,787         --           --       (200)/(2)/    1,587         --      1,587
Whisenant, Collin County,
 TX........................        199/(7)/      631         --           --        (57)/(2)/      574         --        574
                              --------      --------   --------     --------   --------       --------   --------   --------
Properties Held for Sale...     15,652        31,762         --            3     (9,254)        22,510         --     22,510
                              --------      --------   --------     --------   --------       --------   --------   --------
                              $593,707      $223,463   $432,216     $210,518   $(25,050)      $213,590   $627,556   $841,146
                              ========      ========   ========     ========   ========       ========   ========   ========

                                                                 Life on
                                                                  Which
                                                               Depreciation
                                                                In Latest
                                                                Statement
                            Accumulated    Date of      Date   of Operation
Property/Location           Depreciation Construction Acquired is Computed
-----------------           ------------ ------------ -------- ------------

Solco Allen, Collin County,
 TX........................        --         --       05/98        --
Stacy Road, Allen, TX......        --         --       04/97        --
State Highway 121,
 Collin County, TX.........        --         --       02/97        --
Watters Road, Collin
 County, TX................        --         --       02/97        --
Whisenant, Collin County,
 TX........................        --         --       05/98        --
                              -------
Properties Held for Sale...        --
                              -------
                              $81,659
                              =======

--------
(1) The aggregate cost for federal income tax purposes is $863.6 million.
(2) Purchase accounting basis adjustment.
(3) Writedown of property to estimated net realizable value.
(4) Construction period interest and taxes.
(5) Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6) Cash received for easement deducted from the basis of the property.
(7) The Sandison land is collateralized with the Solco Allen and Whisenant land. All of the land in McKinney and Collin County, Texas is cross-collateralized and cross defaulted.
(8) Cash received for condemnation of part of property.
(9) Sale of portion of property.
(10) The Countryside Retail Center is collateralized with the Mimado Building.

                                                                   SCHEDULE III
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                   2002       2001      2000
                                                                 --------  ---------  --------
                                                                     (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,........................................... $713,348  $ 729,051  $686,522
   Additions
       Purchases, improvements and construction.................  220,164     97,703   122,683
       Foreclosures.............................................       --         --       352
       Real estate added from consolidation of partnerships.....    4,257         --        --
   Deductions
       Sale of real estate......................................  (88,680)  (111,986)  (80,188)
       Asset impairments........................................   (2,579)        --        --
       Asset retirements........................................   (5,364)        --        --
       Sale of foreclosed properties............................       --     (1,420)     (318)
                                                                 --------  ---------  --------
Balance at December 31,......................................... $841,146  $ 713,348  $729,051
                                                                 ========  =========  ========

Reconciliation of Accumulated Depreciation
Balance at January 1,........................................... $ 90,661  $  88,187  $ 84,986
   Additions
       Depreciation.............................................   20,445     19,705    19,702
       Real estate added from consolidation of partnerships.....      817         --        --
   Deductions
       Sale of real estate......................................  (24,900)   (17,231)  (16,501)
       Asset retirements........................................   (5,364)        --        --
                                                                 --------  ---------  --------
Balance at December 31,......................................... $ 81,659  $  90,661  $ 88,187
                                                                 ========  =========  ========

                                                                    SCHEDULE IV

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2002





                                                         Final
                                               Interest Maturity                                     Prior
                 Description                     Rate     Date         Periodic Payment Terms        Liens
                 -----------                   -------- -------- ----------------------------------- ------

FIRST MORTGAGE LOANS
400 St. Paul..................................     6.0%  03/07   Monthly interest only payments.     $   --
 Secured by an office building in Dallas, TX.

Executive Court...............................    12.0%  12/04   Excess property cash flow payments.     --
 Secured by a 41,840 sq. ft. office building
 in Memphis, TN.

Palm Desert...................................     8.0%  09/04   Quarter interest only payments of       --
 Secured by 36 acres in Palm Desert, CA.                         $54,000.

WRAPAROUND MORTGAGE LOANS
Pinemont......................................   10.40%  07/08   Monthly principal and interest         274
 Secured by an office building in                                payments of $6,281.
 Houston, TX.

Nakash........................................                   Monthly interest only payments of      305
 Secured by a shopping Center                                    $13,000.
 in Malden, MO.

JUNIOR MORTGAGE LOANS
Dallas Fund XVII..............................  Varies   05/03   One note bearing interest at the       835
 Secured by an office building in Dallas, TX.                    default rate of 18%.

Keller Hicks..................................    16.0%  11/02   Interest only payments of $22,667       --
 Secured by 21.6 acres of unimproved land                        due monthly.
 in Fort Worth, TX.

Confederate Point.............................    12.0%          Excess property cash flow payments.  7,299
 Secured by an apartment building in
 Jacksonville, FL.

Foxwood.......................................    12.0%          Excess property cash flow payments.  5,801
 Secured by an apartment building in
 Memphis, TN.

One Hickory...................................    12.0%          Excess property cash flow payments.  7,428
 Secured by an office building in
 Farmers Branch, TX.

Two Hickory...................................    12.0%          Excess property cash flow payments.  7,500
 Secured by an office building in
 Farmers Branch, TX.

Sendera Ranch.................................    15.0%  07/03   Interest only payments of $44,338.   7,000
 Secured by 1,714.16 acres of unimproved
 land in Tarrant County, TX.

                                                                       Principal
                                                                       Amount of
                                                                         Loans
                                                                      Subject to
                                                 Face      Carrying   Delinquent
                                               Amount of  Amounts of   Principal
                 Description                   Mortgage  Mortgage (1) or Interest
                 -----------                   --------- ------------ -----------
                                               (dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul..................................  $4,180      $4,180       $ --
 Secured by an office building in Dallas, TX.

Executive Court...............................   1,970       1,970         --
 Secured by a 41,840 sq. ft. office building
 in Memphis, TN.

Palm Desert...................................   2,700       2,700         --
 Secured by 36 acres in Palm Desert, CA.

WRAPAROUND MORTGAGE LOANS
Pinemont......................................     467         311         --
 Secured by an office building in
 Houston, TX.

Nakash........................................     902         902         --
 Secured by a shopping Center
 in Malden, MO.

JUNIOR MORTGAGE LOANS
Dallas Fund XVII..............................   4,258       4,258         --
 Secured by an office building in Dallas, TX.

Keller Hicks..................................   1,700         690         --
 Secured by 21.6 acres of unimproved land
 in Fort Worth, TX.

Confederate Point.............................   1,929       1,929         --
 Secured by an apartment building in
 Jacksonville, FL.

Foxwood.......................................   1,092       1,092         --
 Secured by an apartment building in
 Memphis, TN.

One Hickory...................................   4,468       4,468         --
 Secured by an office building in
 Farmers Branch, TX.

Two Hickory...................................   4,448       3,115         --
 Secured by an office building in
 Farmers Branch, TX.

Sendera Ranch.................................   2,682       2,682         --
 Secured by 1,714.16 acres of unimproved
 land in Tarrant County, TX.

                                                                    SCHEDULE IV
                                                                    (Continued)

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2002





                                                     Final                                               Face      Carrying
                                           Interest Maturity                                    Prior  Amount of  Amounts of
               Description                   Rate     Date        Periodic Payment Terms        Liens  Mortgage  Mortgage (1)
               -----------                 -------- -------- --------------------------------- ------- --------- ------------
                                                                                                       (dollars in thousands)

OTHER
Apartment Development Services............   12.0%   06/05   Interest only payments of $1,250.      --      150        150
 Secured by 100% interest in partnership.
                                                                                               -------  -------    -------
                                                                                               $36,442  $30,946     28,447
                                                                                               =======  =======
Interest..................................                                                                             843
Allowance for estimated losses............                                                                          (1,337)
                                                                                                                   -------
                                                                                                                   $27,953
                                                                                                                   =======

                                            Principal
                                            Amount of
                                              Loans
                                           Subject to
                                           Delinquent
                                            Principal
               Description                 or Interest
               -----------                 -----------


OTHER
Apartment Development Services............       --
 Secured by 100% interest in partnership.
                                             ------
                                             $   --
                                             ======
Interest..................................
Allowance for estimated losses............



--------
(1) The aggregate cost for federal income tax purposes is $16.1 million.

                    TRANSCONTINENTAL REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                                              2002      2001     2000
                                                            --------  -------  --------
                                                               (dollars in thousands)
Balance at January 1,...................................... $ 22,689  $ 8,668  $ 12,061
Additions
   New mortgage loans......................................   25,037   20,063    17,500
   Mortgages added from consolidation of partnerships......      902       --        --
Deductions
   Collections of principal................................  (18,737)  (6,042)  (20,531)
   Foreclosed properties and deeds-in-lieu of foreclosure..       --       --      (356)
   Mortgages eliminated from consolidation of partnerships.   (1,369)      --        --
   Write off of principal due to discount for early payoff.      (75)      --        (6)
                                                            --------  -------  --------
Balance at December 31,.................................... $ 28,447  $22,689  $  8,668
                                                            ========  =======  ========

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

   TED P. STOKELY: Age 69, Director (Independent) (since April 1990) and Chairman of the Board (since January 1995).

      General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December
   1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director and Chairman of the Board of ARI (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. ("IORI").

   HENRY BUTLER:  Age 52, Director (Affiliated) (since December 2001).

      Broker--Land Sales (since 1992) of Basic Capital Management, Inc. ("BCM"); Owner/Operator (1989 to 1991) of Butler Interests, Inc.; and Director (since December 2001) of IORI.

   EARL D. CECIL:  Age 73, Director (Independent) (since March 2002).

      Financial and business consultant (since January 1994); Division Vice President (February 1987 to December 1993) of James Mitchell & Company, a financial services marketing organization; Director (since November 2001) of ARI; and Director (since March 2002) of IORI.

   MARTIN L. WHITE:  Age 63, Director (Independent) (since January 1995).

      Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (since January 1995) of IORI.

Board Committees

   The Board of Directors held 18 meetings during 2002. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

   The Board of Directors has an Audit Committee, the function of which is to review TCI's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Directors, are Messrs. Cecil, Stokely and White. The Audit Committee met four times during 2002.

   The Board of Directors does not have Nominating or Compensation Committees.

Executive Officers

   The following persons currently serve as executive officers of TCI: Mark Branigan, Executive Vice President--Residential; Louis J. Corna Executive Vice President--Tax; and Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer. Their positions with TCI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with TCI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   MARK W. BRANIGAN:  Age 48, Executive Vice President--Residential (since June
2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August
2000) and Executive Vice President--Residential Asset Management (January 1992 to October 1997).

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

   LOUIS J. CORNA: Age 55, Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
2001), and Senior Vice President--Tax (December 2001 to June 2001).

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

   RONALD E. KIMBROUGH: Age 50, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002).

      Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002) of BCM, ARI and IORI; Controller (from September 2000 to January 2002) of BCM; Vice President and Treasurer (from January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

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

   ROBERT A. WALDMAN: Age 50, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, the Directors, executive officers, and any persons holding more than ten percent of TCI's shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates during 2002. All of these filing requirements were satisfied by TCI's Directors and executive officers and ten percent holders. In making these statements, TCI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

   BCM has served as TCI's advisor since March 1989. BCM is a company of which Messrs. Branigan, Corna, and Kimbrough serve as executive officers. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

   Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the

Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. BCM was required to refund $1.4 million of the 2002 advisory fee under this provision.

   Additionally, if management were to request that BCM render services to TCI other than those required by the Advisory Agreement, BCM or an affiliate of BCM separately would be compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", TCI has hired Triad Realty Services, Ltd. ("Triad"), an affiliate of BCM, to provide property management services for TCI's properties. Also as discussed below, under "Real Estate Brokerage" TCI had engaged, on a non-exclusive basis, Regis Realty, Inc. ("Regis"), a related party, to perform brokerage services for TCI until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for TCI.

   BCM may assign the Advisory Agreement only with the prior consent of TCI.

   The directors and principal officers of BCM are set forth below.

Mickey N. Phillips:  Director
Ryan T. Phillips:    Director
Mark W. Branigan:    Executive Vice President-- Residential
Louis J. Corna:      Executive Vice President--Tax
Ronald E. Kimbrough: Acting Principal Executive Officer, Executive Vice President and Chief
                       Financial Officer
Dan S. Allred:       Senior Vice President--Land Development
Michael E. Bogel:    Senior Vice President--Project Manager
Robert A. Waldman:   Senior Vice President, Secretary and General Counsel

   Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children, which indirectly owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to TCI.

Property Management

   Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad Realty Services, Ltd. ("Triad") provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Triad subcontracted the property-level management and leasing of 45 of TCI's commercial properties to Regis Realty, Inc. ("Regis"), a related party, which was a company owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad, until December 2002. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC ("Regis I"), provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed TCI's five hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, managed TCI's five hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland.

Real Estate Brokerage

   Regis also provided real estate brokerage services to TCI (on a non-exclusive basis), until December 2002. Regis was entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% would be paid to Regis or affiliates; (2) maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3% would be paid to Regis or affiliates; (3) maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2% would be paid to Regis or affiliates; and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1.5% would be paid to Regis or affiliates. Beginning January 1, 2003, Regis I provides these services. The sole member of Regis I is Highland.

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

   During 2002, $91,113 was paid to the Independent Directors in total Directors' fees for all services, including the annual fee for service during the period January 1, 2002 through December 31, 2002, and 2002 special service fees as follows: Earl D. Cecil, $25,113; Ted P. Stokely, $34,000; and Martin L. White, $32,000.

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

   As of March 1, 2003, TCI had 110,000 shares of Common Stock reserved for issuance under the Director's Stock Option Plan of which 15,000 options were outstanding.

Performance Graph

   The following performance graph compares the cumulative total stockholder return on TCI's shares of Common Stock with the Dow Jones US Total Market Index ("DJ Total Market Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1997, in TCI's shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

               COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN
                                    [CHART]

               TCI          DJ Total Market Index      DJ Real Estate Index
1997        $100.00               $100.00                  $100.00
1998          83.00                124.90                    78.88
1999          85.88                153.28                    74.69
2000          63.28                139.07                    95.24
2001         114.44                122.50                   106.49
2002         125.77                 95.45                   110.35


                               1997   1998   1999   2000   2001   2002
                              ------ ------ ------ ------ ------ ------
        TCI.................. 100.00  83.00  85.88  63.28 114.44 125.77
        DJ Total Market Index 100.00 124.90 153.28 139.07 122.50  95.45
        DJ Real Estate Index. 100.00  78.88  74.69  95.24 106.49 110.35

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of the close of business on March 19, 2003, after completion of the tender offer.

                                                       Amount and
                                                         Nature      Percent
                                                      of Beneficial    of
  Name and Address of Beneficial Owner                  Ownership   Class/(1)/
  ------------------------------------                ------------- ---------
  EQK Holdings, Inc.(2)..............................   5,206,067     64.5%
  1800 Valley View Lane
  Suite 300
  Dallas, Texas 75234

  Transcontinental Realty Acquisition Corporation (3)   1,213,226     15.0%
  1800 Valley View Lane
  Suite 100
  Dallas, Texas 75234

  Basic Capital Management, Inc......................   1,166,947     14.5%
  1800 Valley View Lane
  Suite 300
  Dallas, Texas 75234

--------
(1) Percentage is based upon 8,072,594 shares of Common Stock outstanding at March 19, 2003.
(2) EQK Holdings, Inc. ("EQK") is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.
(3) Transcontinental Realty Acquisition Corporation ("TRAC") is a wholly-owned subsidiary of ARI.

   Security Ownership of Management. The following table sets forth the ownership of TCI's Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of TCI as of the close of business on March 19, 2003.

                                                                     Amount and
                                                                     Nature of        Percent
                                                                     Beneficial         of
                   Name of Beneficial Owner                          Ownership       Class/(1)/
                   ------------------------                     ----------           ---------
Mark W. Branigan............................................... 6,400,949/(2)(3)/      79.3%
Henry A. Butler................................................        --                --
Earl D. Cecil.................................................. 5,212,527/(4)(5)/      64.5%
Louis J. Corna................................................. 6,400,929/(2)(3)/      79.3%
Ronald E. Kimbrough............................................ 6,400,929/(2)(3)/      79.3%
Ted P. Stokely................................................. 5,212,527/(4)(6)/      64.5%
Martin L. White................................................     5,000/(7)/            *
All Directors and Executive Officers as a group (7 individuals) 6,415,250/(2)(3)(4)/
                                                                         /(5)(6)(7)/   79.4%

--------
*  Less than 1%
(1) Percentage is based upon 8,072,594 shares of Common Stock outstanding at March 19, 2003 and 15,000 shares which may be issued under existing Director Stock Options.
(2) Includes 26,475 shares owned by Syntek Asset Management, L.P., 1,166,947 shares owned by BCM. Each of the executive officers of TCI may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of TCI disclaim such beneficial ownership.

(3) Includes 5,206,067 shares owned by EQK and 1,213,226 shares owned by TRAC. Each of the executive officers of ARI may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of BCM. The executive officers of TCI disclaim such beneficial ownership.
(4) Includes 5,206,067 shares owned by EQK and 1,213,226 shares owned by TRAC. Messrs. Cecil and Stokely may be deemed to be beneficial owners of such shares by virtue of their positions as directors of ARI. Messrs. Cecil and Stokely disclaim such beneficial ownership.
(5) Includes 5,000 shares which may be acquired by Mr. Cecil pursuant to the Director Stock Option Plan.
(6) Includes 5,000 shares which may be acquired by Mr. Stokely pursuant to the Director Stock Option Plan.
(7) Includes 5,000 shares which may be acquired by Mr. White pursuant to the Director Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

   In February 1989, the Board of Directors voted to retain BCM as TCI's advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor." BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

   Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland, a related party. Triad subcontracted the property-level management and leasing of 45 of TCI's commercial properties, and its five hotels to Regis, a related party, which is a company owned by Highland, until December 2002. Since January 1, 2003, Regis I provided this service.

   Regis also provided real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement, until December 2002. Since January 1, 2003, Regis I provided this service.

   The Directors and officers of TCI also serve as directors and officers of IORI. The Directors owe fiduciary duties to IORI as well as to TCI under applicable law. IORI has the same relationship with BCM as TCI. At December 31, 2002, TCI owned approximately 24.0% of the outstanding common shares of IORI. BCM also serves as advisor to ARI. Messrs. Cecil and Stokely serve also as Directors of ARI. Messrs. Branigan, Corna, and Kimbrough serve as executive officers of ARI.

Related Party Transactions

   Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

Operating Relationships

   In the year ended December 31, 2002, TCI received $68,000 in rent from BCM for BCM's lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

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

   In March 2002, TCI paid cash of $600,000 and received from ARI two parcels of land, a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas land, and the 45,623 sq. ft. Oaktree Village Shopping Center in exchange for the 80,278 sq. ft. Plaza on Bachman Creek Shopping Center. The exchange value prices for the shopping centers were determined based on a cap rate of 10.5% and the value for the Rasor and Lakeshore Villas land was determined on appraised rates of $3.36 and $1.29, respectively, per square foot. The business purpose of the transaction was for TCI to construct apartments on the Rasor and Lakeshore Villas land and to give ample value for the property TCI exchanged, the Oaktree Shopping Center was added to the transaction. See NOTE 2. "REAL ESTATE."

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

   In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return.

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

   In October 2002, a short term working capital loan to BCM for a total of $4.0 million was assumed by TCI. The loan is secured on the Red Cross land, requires quarterly payments and was due in October 2002. See NOTE 6. "NOTES AND INTEREST PAYABLE."

   In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura land parcel, from ARI. See NOTE 2. "REAL ESTATE." The purchase price was determined based on an appraised rate of $34.89 per share foot. The business purpose of the transaction was for TCI to construct apartments on the land.

   As more fully described in ITEM 2. "PROPERTIES-Real Estate," TCI is a partner with IORI in Nakash Income Associates. TCI owns 345,728 shares of IORI's Common Stock, an approximate 24.0% interest. At December 31, 2002, the market value of the IORI common shares was $6.5 million.

   At December 31, 2002, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ARI. BCM also serves as advisor to ARI and at March 19, 2003, ARI owned approximately 64.5% of

TCI's outstanding Common Stock. At December 31, 2002, the market value of the ARI common shares owned by TCI was $6.0 million.

   In February 2002, a short term working capital loan to BCM for a total of $2.5 million was assumed by TCI. The loan is secured by the Stone Oak Apartments in San Antonio, Texas, requires all principal and interest due and payable on April 28, 2003. See NOTE 22. "SUBSEQUENT EVENTS."

   In 2002, TCI paid BCM, its affiliates and related parties $5.9 million in advisory, incentive and net income fees, $753,000 in mortgage brokerage and equity refinancing fees, $58,000 in property acquisition fees, $3.0 million in real estate brokerage commissions and $8.2 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $2.0 million.

   In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI's financial statements as other assets or other liabilities. At December 31, 2002, TCI had receivables of $6.6 million, $1.8 million and $6.0 million from BCM, GS Realty, and ARI, respectively. Also at December 31, 2002, TCI owed $649,000, $374,000 and $5.3 million to GS Realty, BCM and IORI, respectively. In January 2003, TCI paid the $649,000 due to GS Realty and in March 2003, TCI paid the $374,000 to BCM.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

      1.  Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets--December 31, 2002 and 2001

          Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules

          Schedule III--Real Estate and Accumulated Depreciation

          Schedule IV--Mortgage Loans on Real Estate

   All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

      3.  Incorporated Financial Statements

          Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).

          Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).

      4.  Exhibits

          The following documents are filed as Exhibits to this Report:

Exhibit
Number                                               Description
------                                               -----------
  3.0   Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to
        Exhibit No. 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
        1991).
  3.1   Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.,
        (incorporated by reference to the Registrant's Current Report on Form 8-K, dated June 3, 1996).
  3.2   Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc.,
        dated October 10, 2000 (incorporated by reference to the Registrant's Quarterly Report on Form
        10-Q for the quarter ended September 30, 2000).
  3.3   By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
  3.4   Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.,
        setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative
        Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the
        Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
  3.5   Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers,
        Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative
        Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
  3.6   Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers,
        Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative
        Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
  3.7   Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc.
        Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated
        December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on
        Form 10-K for the year ended December 31, 2001).
 10.0   Advisory Agreement dated as of October 15, 1998, between Transcontinental Realty Investors, Inc.
        and Basic Capital Management, Inc. (incorporated by reference to Exhibit 10.0 to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002, filed herewith.

   (b) Reports on Form 8-K:

      None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                 TRANSCONTINENTAL REALTY INVESTORS,
                                                                                   INC.

Dated: March 31, 2003                                                        By:      /s/  RONALD E. KIMBROUGH
                                                                                 ----------------------------------
                                                                                        Ronald E. Kimbrough
                                                                                    Executive Vice President and
                                                                                      Chief Financial Officer
                                                                                      (Principal Financial and
                                                                                         Accounting Officer
                                                                                   and Acting Principal Executive
                                                                                              Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

     /s/  TED P. STOKELY       Chairman of the Board and      March 31, 2003
-----------------------------    Director
       Ted P. Stokely

    /s/  HENRY A. BUTLER       Director                       March 31, 2003
-----------------------------
       Henry A. Butler

     /s/  EARL D. CECIL        Director                       March 31, 2003
-----------------------------
        Earl D. Cecil

    /s/  MARTIN L. WHITE       Director                       March 31, 2003
-----------------------------
       Martin L. White

  /s/  RONALD E. KIMBROUGH     Executive Vice President and   March 31, 2003
-----------------------------    Chief Financial Officer
     Ronald E. Kimbrough         (Principal Financial and
                                 Accounting Officer and
                                 Acting Principal Executive
                                 Officer)

                                 CERTIFICATION

I, Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer) of Transcontinental Realty Investors, Inc. ("TCI"), certify that:

1. I have reviewed this quarterly report on Form 10-K of TCI;

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


Dated: March 31, 2003                                                        By:      /s/  RONALD E. KIMBROUGH
                                                                                 ----------------------------------
                                                                                        Ronald E. Kimbrough
                                                                                    Executive Vice President and
                                                                                      Chief Financial Officer
                                                                                      (Principal Financial and
                                                                                         Accounting Officer
                                                                                   and Acting Principal Executive
                                                                                              Officer)

                          ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                     For the Year Ended December 31, 2002

Exhibit                                                                                             Page
Number                                          Description                                         No.
------                                          -----------                                         ---

 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.