Form 10-Q
period 2003-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-05-20
CIK 733590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003
                                                            --------------

                          Commission File Number 1-9240
                                                 ------

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
           ----------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___. No X .
                                               ---
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No ___.
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                              8,072,594
----------------------------                   ------------------------------
          (Class)                             (Outstanding at April 30, 2003)

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,  December 31,
                                                            2003         2002
                                                         ---------     ---------
                                                         (dollars in thousands,
                                                            except per share)
                          Assets
Real estate held for investment ......................   $ 840,563    $ 818,636
Less - accumulated depreciation ......................     (84,194)     (81,659)
                                                         ---------    ---------
                                                           756,369      736,977
Real estate held for sale ............................      22,510       22,510

Notes and interest receivable
   Performing (including $12,574 in 2003 and 2002 from
     related parties) ................................      25,734       26,608
   Nonperforming, nonaccruing ........................       2,859        2,682
                                                         ---------    ---------
                                                            28,593       29,290

Less--allowance for estimated losses .................      (1,456)      (1,337)
                                                         ---------    ---------
                                                            27,137       27,953

Investment in real estate entities ...................      13,988       13,757

Marketable equity securities, at market value.........       5,000           --
Cash and cash equivalents ............................       3,490       10,558
Other assets (including $14,317 in 2003 and $19,187
   in 2002 from affiliates and related parties) ......      47,059       46,734
                                                         ---------    ---------
                                                         $ 875,553    $ 858,489
                                                         =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                 March 31,    December 31,
                                                                                   2003           2002
                                                                                ---------       --------
                                                                                  (dollars in thousands,
                                                                                     except per share)
                         Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ............................................           $ 610,537    $ 586,628
Liabilities related to assets held for sale ...........................              15,008       15,724
Other liabilities (including $5,260 in 2003 and $5,272 in
   2002 to affiliates and related parties) ............................              33,764       31,099
                                                                                  ---------    ---------
                                                                                    659,309      633,451
Commitments and contingencies

Minority interest .....................................................               2,583        2,644

Stockholders' equity
Preferred Stock
   Series A; $.01 par value; authorized, 6,000
     shares; issued and outstanding 5,829
     shares (liquidation preference $583) .............................                  --           --
   Series C; $.01 par value; authorized, issued
     and outstanding 30,000 shares; (liquidation
     preference $3,000) ...............................................                  --           --
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,072,594 shares in 2003
   and 8,042,594 in 2002 ..............................................                  81           81
Paid-in capital .......................................................             257,040      257,040
Accumulated deficit ...................................................             (42,743)     (35,294)
Accumulated other comprehensive income (loss) .........................                (717)         567
                                                                                  ---------    ---------
                                                                                    213,661      222,394
                                                                                  ---------    ---------
                                                                                  $ 875,553    $ 858,489
                                                                                  =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months
                                                        Ended March 31,
                                                     --------------------
                                                       2003        2002
                                                     --------    --------
                                                    (dollars in thousands,
                                                       except per share)
Property revenue
   Rents (including $30 from affiliates in 2003
      and 2002) ..................................   $ 29,308    $ 25,406

Property expense
   Property operations (including $807 in 2003
      and $643 in 2002 to affiliates and related
      parties) ...................................     18,515      15,498
                                                     --------    --------
      Operating income ...........................     10,793       9,908

Other income (loss)
   Interest and other (including $152 in 2003 and
      $74 in 2002 from related parties) ..........        848       1,067
   Equity loss of equity investees ...............     (1,296)     (1,276)
                                                     --------    --------
                                                         (448)       (209)

Other expense
   Interest ......................................     10,347       7,857
   Depreciation ..................................      5,053       4,462
   Discount on sale of note receivable ...........        104          --
   Advisory fee to affiliate .....................      1,656       1,415
   General and administrative (including $559 in
      2003 and $786 in 2002 to affiliates) .......      1,700       2,202
   Minority interest .............................        (61)        (59)
                                                     --------    --------
                                                       18,799      15,877
                                                     --------    --------
Net loss from continuing operations ..............     (8,454)     (6,178)

Discontinued operations:
   Loss from operations ..........................       (459)       (586)
   Gain on sale of operations ....................         --       2,508
   Equity in investees gain on sale of real
   estate ........................................      1,509       2,921
                                                     --------    --------
Net income from discontinued operations ..........      1,050       4,843

Net loss .........................................     (7,404)     (1,335)
Preferred dividend requirement ...................        (45)        (45)
                                                     --------    --------
Net loss applicable to Common shares .............   $ (7,449)   $ (1,380)
                                                     ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                     For the Three Months
                                                        Ended March 31,
                                               ------------------------------
                                                    2003            2002
                                               -------------    -------------
                                                   (dollars in thousands,
                                                      except per share)
Basic loss per share
   Net loss from continuing operations         $       (1.05)   $        (.77)
   Discontinued operations ................              .13              .60
                                               -------------    -------------
Net loss applicable to Common shares ......    $        (.92)   $        (.17)
                                               =============    =============
Diluted loss per share
   Net loss from continuing operations ....    $       (1.05)   $        (.77)
   Discontinued operations ................              .13              .60
                                               -------------    -------------

Net loss applicable to Common shares ......    $        (.92)   $        (.17)
                                               =============    =============

Weighted average Common shares used in
   computing earnings per share
   Basic ..................................        8,072,594        8,042,594
   Diluted ................................        8,072,594        8,042,594

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                           Common Stock                                   Other
                                      ---------------------    Paid-in   Accumulated  Comprehensive  Stockholders'
                                        Shares     Amount      Capital     Deficit    Income/(Loss)     Equity
                                      ---------   ---------   ---------  -----------  -------------  -------------

                                                       (dollars in thousands, except per share)
Balance, January 1, 2003 ..........   8,072,594   $      81   $ 257,040   $ (35,294)   $     567      $   222,394
Unrealized loss on foreign currency
   translation ....................          --          --          --          --       (1,284)          (1,284)
   Net loss .......................          --          --          --      (7,404)          --           (7,404)
                                                                                                      -----------
                                                                                                           (8,688)

Series A Preferred Stock cash
   dividend ($1.25 per share) .....          --          --          --          (7)          --               (7)
Series C Preferred Stock cash
   dividends ($1.25 per share) ....          --          --          --         (38)          --              (38)
                                      ---------   ---------   ---------   ---------    ---------      -----------
Balance, March 31, 2003 ...........   8,072,594   $      81   $ 257,040   $ (42,743)   $    (717)     $   213,661
                                      =========   =========   =========   =========    =========      ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                               --------------------
                                                                                                 2003        2002
                                                                                               --------    --------
                                                                                              (dollars in thousands)
Cash Flows from Operating Activities
Net (loss) .............................................................................      $ (7,404)    $ (1,335)
   Reconciliation of net loss to net cash (used in) provided by operating activities
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities
      Depreciation and amortization ....................................................         5,102        5,242
      Loss on foreign currency transaction .............................................             3           --
      Gain on sale of real estate ......................................................        (1,509)      (5,429)
      Equity loss of equity investees ..................................................         1,296        1,276
      (Increase) decrease in interest receivable .......................................           (99)          30
      Decrease in other assets .........................................................            73          657
      (Decrease) in interest payable ...................................................          (120)        (134)
      (Decrease) increase in other liabilities .........................................         1,557         (292)
                                                                                              --------     --------
         Net cash (used in) provided by operating activities ...........................        (1,101)          15

Cash Flows from Investing Activities
   Collections on notes receivable (including $2,045 in 2002 from related parties) .....           157        4,472
   Funding of notes receivable (including $4,448 in 2002 to related parties) ...........          (461)      (5,351)
   Acquisition of real estate ..........................................................        (1,476)      (2,412)
   Real estate improvements ............................................................       (17,612)     (15,476)
   Proceeds from sale of real estate ...................................................            --        6,779
   Deposits on pending purchases and financings ........................................        (1,105)          35
   Payments made under interest rate swap agreement.....................................           (56)          --
   Payments made for marketable securities..............................................        (5,000)          --
   Payments (to)/from advisor ..........................................................        (1,250)       2,573
   Advance to affiliates ...............................................................            --       (2,670)
   Distributions from equity investees .................................................           600          323
                                                                                              --------     --------
         Net cash used in investing activities .........................................       (26,203)     (11,630)

Cash Flows from Financing Activities
   Payments on notes payable ...........................................................       (24,731)      (7,838)
   Proceeds from notes payable .........................................................        45,367       14,328
   Deferred financing costs (including $27 in 2002 to affiliates and related parties) ..          (400)        (133)
   Dividends to stockholders ...........................................................            --          (45)
                                                                                              --------     --------
         Net cash provided by financing activities .....................................        20,236        6,215

Net decrease in cash and cash equivalents ..............................................        (7,068)      (5,400)
Cash and cash equivalents, beginning of period .........................................        10,558       10,346
                                                                                              --------     --------
Cash and cash equivalents, end of period ...............................................      $  3,490     $  4,946
                                                                                              ========     ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                        For the Three Months
                                                           Ended March 31,
                                                        --------------------
                                                          2003       2002
                                                        --------------------
                                                       (dollars in thousands)
Supplemental Disclosures of Cash Flow Information
   Cash paid for interest ............................   $10,358   $ 8,169

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate .....   $ 2,650   $ 1,389

Notes receivable provided on sale of real estate .....     1,600     4,000

Real estate received on exchange with related party ..        --     4,145

Real estate exchanged with related party .............    10,700    (4,145)

Funds collected by affiliates on sale of note
   receivable ........................................     2,700        --

Debt assumed by purchasers on sale of real estate ....     8,100        --

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2002 have been reclassified to conform to the 2003 presentation.

Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and notes included in TCI's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. TCI has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 1. BASIS OF PRESENTATION (Continued)

TCI provides stock options and other stock-based awards to certain directors. TCI accounts for these awards using the intrinsic method pursuant to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, TCI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If TCI had elected to recognize compensation cost for the issuance of options to employees of TCI based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net loss and loss per share would have been impacted as follows:

                                                        Three months ended
                                                            March 31,
                                                          2003      2002
                                                        --------  --------
      Net loss
      As reported                                        (7,404)   (1,335)
      Proforma compensation expense, net of tax             268       172
      Proforma                                           (7,672)   (1,507)

      Basic loss per share:
      As reported                                          (.92)     (.17)
      Proforma                                             (.95)     (.19)

      Diluted loss per share:
      As reported                                          (.92)     (.17)
      Proforma                                             (.95)     (.19)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While TCI has various guarantees included in contracts in the normal course of business, these guarantees would not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

NOTE 2. REAL ESTATE

In 2003, TCI purchased the following properties:

                                               Units/     Purchase  Net Cash    Debt       Interest  Maturity
      Property            Location         Sq.Ft./Acres    Price      Paid    Incurred       Rate      Date
----------------------------------------- --------------  --------  --------  --------     --------  --------
First Quarter
Apartments
Heather Creek/(1)/     Mesquite, TX            200 Units   $2,523    $ 449    $ 2,074          --        --
Capital Hill/(1)/      Little Rock, AR         156 Units    1,904      615      1,289          --        --
Kingsland Ranch/(1)/   Houston, TX             398 Units    3,300       --      3,300          --        --

Shopping Center
Bridgeview Plaza/(2)/  LaCrosse, WI        116,008 Sq.Ft.   8,700       --         --          --        --
Cullman/(2)/           Cullman, AL          92,433 Sq.Ft.   2,000       --      2,650/(4)/  16.75     03/03/(3)/

Land
Maumelle               Maumelle, AR           10.8 Acres    1,100      412        640        5.75     07/04

------------------

(1)  Land purchased for apartment construction.
(2) Property received from a related party for forgiveness of affiliate receivable.
(3) Debt was paid off in April refinance. See NOTE 6. "NOTES AND INTEREST PAYABLE."
(4)  Assumed debt.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. REAL ESTATE (Continued)

In 2002, TCI purchased the following properties:

                                             Units/     Purchase  Net Cash    Debt    Interest  Maturity
      Property            Location       Sq.Ft./Acres    Price      Paid    Incurred    Rate      Date
---------------------- ---------------- --------------  --------  --------  --------  --------  --------
First Quarter
Apartments
Blue Lakes Villas/(1)/ Waxahachie, TX        186 Units   $1,012    $1,048   $    --       --        --
Echo Valley/(1)/       Dallas, TX            216 Units      787       788        --       --        --
Spy Glass/(1)/         Mansfield, TX         256 Units    1,280     1,042       208      7.5%    08/43
Rasor/(1)(2)/          Plano, TX             200 Units    2,319       310        --       --        --

Shopping Center
Oak Tree Village/(2)/  Lubbock, TX        45,623 Sq.Ft.    1,467      196     1,389     8.48     11/07

Land
Lakeshore Villas/(2)/  Humble, TX          16.89 Acres      947       127        --       --        --

-----------------

(1)  Land purchased for apartment construction.
(2) Property exchanged with American Realty Investors, Inc. ("ARI"), a related party, for the Plaza at Bachman Retail Center.

In 2003, TCI sold the following properties:

                                                          Sales    Net Cash       Debt      Gain/(Loss)
      Property             Location       Rooms/Sq.Ft.    Price    Received    Discharged     on Sale
-------------------    ------------------------------------------------------  ----------   -----------
First Quarter
Office Building
4135 Beltline          Addison, TX        90,000 Sq.Ft.  $ 4,358    $    --    $2,858/(3)/     --/(1)/

Hotel
Majestic Inn           San Francisco, CA       57 Rooms    5,348         --     5,255/(3)/     --/(2)/

------------------

(1) Excludes $178,000 deferred gain from sale to related party. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Excludes $427,000 deferred gain from sale to related party. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(3)  Debt assumed by purchaser.

In 2002, TCI sold the following properties:

                                                          Sales    Net Cash       Debt      Gain/(Loss)
      Property             Location       Units/Sq.Ft.    Price    Received    Discharged     on Sale
-------------------    ------------------------------------------------------  ----------   -----------
First Quarter
Apartments
Primrose               Bakersfield, CA        162 Units  $ 5,000    $ 1,722    $  2,920      $   659

Office Building
Hartford               Dallas, TX         174,513 Sq.Ft.   4,000         --          --           --/(1)/

Industrial Warehouse
Central Storage        Dallas, TX         216,035 Sq.Ft.   4,000      2,095       1,063        1,241

Shopping Center
Plaza at Bachman/(2)/  Dallas, TX          80,278 Sq.Ft.   4,707         --          --           --

-----------------

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)
--------------

(1) Excludes a $920,000 deferred gain from seller financing. See NOTE 3. "NOTES AND INTEREST RECEIVABLE."
(2) Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

At March 31, 2003, TCI had the following properties under construction:

                                                                        Additional    Construction
                                                             Amount      Amount           Loan
       Property               Location        Units/Rooms   Expended    to Expend       Funding
-------------------------- ------------------------------  ----------  ------------  --------------
Apartments
Blue Lake Villas           Waxahachie, TX      186 Units     $10,704     $ 1,886        $ 10,736
Capital Hill               Little Rock, AR     156 Units       2,472       8,107           9,500
DeSoto Ranch               DeSoto, TX          248 Units      14,281       2,867          16,273
Echo Valley                Dallas, TX          216 Units       7,612       6,607          12,719
Falcon Lakes               Arlington, TX       284 Units      14,030       1,715          13,469
Heather Creek              Mesquite, TX        200 Units       2,775      10,528          12,079
Kingsland Ranch            Houston, TX         398 Units       3,370      22,281          23,000
Sendero Ridge              San Antonio, TX     384 Units      24,864       3,797          24,420
Spyglass                   Mansfield, TX       256 Units      15,231       2,772          16,017
Verandas at City View      Fort Worth, TX      314 Units      11,784      11,166          19,393
Vistas at Pinnacle Park    Dallas, TX          322 Units       2,788      18,025          19,149

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In March 2003, TCI sold the 57 room Majestic Inn in San Francisco, California, for $5.3 million and provided $100,000 of the purchase price as seller financing. The note bears interest at a fixed interest rate of 12%, requires quarterly interest only payments and matures in March 2004.

Also in March 2003, TCI sold the 90,000 sq. ft., 4135 Beltline Office Building in Addison, Texas, for $4.4 million and provided $1.5 million of the purchase price as seller financing. The note bears interest at a fixed rate of 12%, requires quarterly interest only payments and matures in March 2004.

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

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of April 2003, TCI has funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The agreement requires interest to accrue at the default rate of 18%. At May 2003, negotiations are underway to modify and extend the terms of the loan.

In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments beginning in September 2001 and matures in July 2003. In March 2002, TCI received a $1.8 million principal payment. As of April 2003, TCI has funded $2.9 million of the line of credit and it is classified as nonperforming. During May 2003, TCI received a $433,000 principal payment.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of April 2003, TCI has funded $264,000 of the additional line of credit.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation ("One Hickory"), Garden Confederate Point, LP ("Confederate Point"), Garden Foxwood, LP ("Foxwood"), and Garden Woodsong, LP ("Woodsong"), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Center Office Building in Farmers Branch, Texas, Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, FL, Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee, and Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARL shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3. NOTES AND INTEREST RECEIVABLE (Continued)

may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of April 2003, TCI has funded $200,000 of the line of credit.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments of $54,000 and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI's investment in real estate entities at March 31, 2003, included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. ("IORI") and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. ("BCM"), TCI's advisor, serves as advisor to IORI and ARI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI's investment in real estate entities, accounted for using the equity method, at March 31, 2003 was as follows:

                Percentage       Carrying       Equivalent
                 of TCI's        Value of        Investee       Market Value
               Ownership at    Investment at   Book Value at  of Investment at
  Investee    March 31, 2003  March 31, 2003  March 31, 2003   March 31, 2003
------------  --------------  --------------  --------------   --------------

IORI .......       24.0%        $    3,760      $    8,714       $    6,431
ARI ........        6.5%             9,924           5,228            6,207
                                ----------      ----------       ----------
                                    13,684      $   13,942       $   12,638
                                                ==========       ==========
Other ......                           304
                                ----------
                                $   13,988
                                ==========

Management continues to believe that the market value of ARI undervalues its assets and, therefore, no impairment of this investment has been recorded.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES (Continued)

Set forth below is summarized results of operations of equity investees for the first quarter of 2003 and 2002.

                                                       2003          2002
                                                   -----------   -----------
     Revenues ...................................  $    35,904   $    41,527
     Equity in loss of equity investees .........       (4,354)         (429)
     Property operating expenses ................      (24,066)      (35,631)
     Depreciation ...............................       (2,952)       (4,096)
     Interest expense ...........................      (12,737)      (19,854)
                                                   -----------   -----------
     Loss before gains on sale of real estate           (8,205)      (18,483)
     Gain on sale of real estate ................       22,984        25,586
                                                   -----------   -----------
     Net income .................................  $    14,779   $     7,103
                                                   ===========   ===========

TCI's share of equity investees' loss before gains on the sale of real estate was $1.3 million for the first quarter of 2003, and its share of equity investees' loss before gains on sale of real estate was $1.3 million for the first quarter of 2002.

NOTE 5. MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full.

NOTE 6. RELATED PARTIES

On September 19, 2002, TCI's Board of Directors authorized the Chief Financial Officer of TCI to advance funds either to or from TCI, through BCM, in an amount up to $15.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and bear no interest and generally have not had specific repayment terms and have been reflected in TCI's financial statements as other assets and other liabilities.

In March 2003, TCI purchased two properties from an affiliate with a net purchase price of $10.7 million, reducing the affiliate receivable balance by $8.1 million after the assumption of debt of $2.65 million.

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of March 31, 2003.

                                             BCM         ARI        IORI
                                         ----------- ----------- -----------

  Balance, December 31, 2002 ...........  $  11,398   $   6,039   $  (5,260)
    Cash transfers .....................     13,244          --          --
    Cash repayments ....................    (11,994)         --          --
    Repayments through property
        transfers ......................     (8,050)         --          --
     Repayment through sale of note
        receivable .....................      2,633          --          --
    Other additions ....................     10,023         371          --
    Other repayments ...................    (10,309)         --          --
                                          ---------   ---------   ---------

  Balance, March 31, 2003 ..............  $   6,945   $   6,410   $  (5,260)
                                          =========   =========   =========

In addition, Other Assets includes $962,000 due from Regis Property Management, a related party.

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  NOTES AND INTEREST PAYABLE

In 2003, TCI refinanced or financed the following properties:

                                                                                  Net Cash
                                                                Debt      Debt    Received/  Interest      Maturity
         Property              Location      Sq.Ft./Units     Incurred Discharged  (Paid)      Rate          Date
-------------------------- ---------------------------------- -------- ---------- --------- -----------    --------
Apartments
Mountain Plaza             El Paso, TX           188 Units    $  4,350 $    4,034 $      15     6.63%/(1)/    03/06
Stone Oak                  San Antonio, TX       252 Units       2,500         --     2,500     5.00          04/03

Office Building
Bonita Plaza               Bonita, CA        47,777 Sq.Ft.       6,000      4,824     1,134     5.25 /(1)/    01/10

Second Quarter
Shopping Centers
Bridgeview                 La Crosse, WI    116,008 Sq.Ft.       6,500         --     6,152     6.25 /(1)/    04/05
Cullman                    Cullman, AL       92,433 Sq.Ft.       1,700      2,650     1,048     6.25 /(1)/    04/05

Industrial Warehouse
Ogden Industrial           Ogden, UT        107,112 Sq.Ft.       1,800         --     1,722     6.25 /(1)/    04/05

-----------------

(1) Variable interest rate.

In 2002, TCI refinanced the following property:


                                                                Debt      Debt    Net Cash   Interest      Maturity
         Property              Location      Sq.Ft.           Incurred Discharged Received     Rate          Date
-------------------------- ---------------------------------- -------- ---------- -------- ------------    --------
First Quarter
Industrial Warehouse
Addison Hanger/(1)/        Addison, TX    23,650 Sq.Ft.       $  2,687 $    1,580 $    942      6.75%/(2)/    02/07

-----------------

(1) The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2) Variable interest rate.

In March 2003, TCI obtained a loan in the amount of $5.0 million to purchase an approximate 9.2% interest in Realty Korea CR-REIT Co., Ltd. No. 1. As of May 2003, the loan was paid in full.

NOTE 8.  OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to each based on its operating income and cash flow. Items of income not reflected in the segments are interest, equity in partnerships and gains on sales of real estate from equity investees which totaled $1.1 million and $2.7 million for the first quarter of 2003 and 2002, respectively. Expenses not reflected in the segments are general and administrative expenses, discount on sale of note receivable, minority interest, advisory fees, and net income

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. OPERATING SEGMENTS (Continued)

fees which totaled $3.4 million and $3.6 million for the first quarter of 2003 and 2002, respectively. Also excluded from segment assets are assets of $96.7 million at March 31, 2003, and $86.6 million at March 31, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the first quarter of 2003 and 2002, and each segment's assets at March 31.

                                                          Commercial
 Quarter Ended March 31, 2003                    Land     Properties   Apartments   Hotels       Total
--------------------------------------------   ---------  -----------  ----------  ---------   ---------
Rents ......................................   $     134  $    16,098  $   12,170  $     906   $  29,308
Property operating expenses ................         466        8,748       8,458        843      18,515
                                               ---------  -----------  ----------  ---------   ---------
Operating income (loss) ....................        (332)       7,350       3,712         63      10,793
Depreciation ...............................          --        3,468       1,216        369       5,053
Interest ...................................         832        5,809       3,237        469      10,347
Real estate improvements ...................          17        1,566       8,795         49      10,427
Assets .....................................     106,161      317,571     325,400     29,747     778,879

                                                          Commercial
 Quarter Ended March 31, 2002                    Land     Properties   Apartments   Hotels       Total
--------------------------------------------   ---------  -----------  ----------  ---------   ---------
Rents ......................................   $     161  $    13,819  $   10,802  $     624   $  25,406
Property operating expenses ................         470        7,739       6,849        440      15,498
                                               ---------  -----------  ----------  ---------   ---------
Operating income (loss) ....................        (309)       6,080       3,953        184       9,908
Depreciation ...............................          --        3,078       1,154        230       4,462
Interest ...................................         493        4,058       3,113        193       7,857
Real estate improvements ...................          40        1,537      10,309      3,590      15,476
Assets .....................................      63,308      298,813     237,371     34,123     633,615

                                                          Commercial
Property Sales                                            Properties   Apartments                Total
                                                          -----------  ----------              ---------
Sales price ................................              $    12,707  $    5,000              $  17,707
Cost of sales ..............................                  (11,466)     (4,341)               (15,807)
                                                          -----------  ----------              ---------
Gain on sale ...............................              $     1,241  $      659              $   1,900/(1)/
                                                          ===========  ==========              =========

-------------------------

(1) Excludes TCI's share of gains on sale of real estate recognized by an equity investee of $2.9 million and a previously deferred gain on the sale of the Madison at Bear Creek Apartments of $608,000.

NOTE 9. DISCONTINUED OPERATIONS

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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9. DISCONTINUED OPERATIONS (Continued)

For the three months ended March 31, 2003, income from discontinued operations relates to two properties that TCI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                                 --------------------
                                                                                                   2003        2002
                                                                                                 --------    --------
Revenue
   Rental ...................................................................................    $    167    $  5,462
   Property operations ......................................................................         440       3,968
                                                                                                 --------    --------
 ............................................................................................        (273)      1,494
Expenses
   Interest .................................................................................         137       1,300
   Depreciation .............................................................................          49         780
                                                                                                 --------    --------
 ............................................................................................         186       2,080
Net loss from discontinued operations before gains on sale of real estate ...................        (459)       (586)
   Gain on sale of operations ...............................................................          --       2,508
   Equity in investees gain on sale of real estate ..........................................       1,509       2,921
                                                                                                 --------    --------
Net income from discontinued operations .....................................................    $  1,050    $  4,843
                                                                                                 ========    ========

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2003, due to increased rental rates and occupancy at its properties, such excess, however, will not be sufficient to discharge all of TCI's debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

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

NOTE 11. INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts

                     TRANSCONTINENTAL REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11. INCOME TAXES (Continued)

on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first quarter of 2003 and 2002; therefore, it recorded no provision for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources

TCI reported a net loss of $7.4 million for the three months ended March 31, 2003, which included the following non-cash charges: depreciation and amortization from real estate held for investment of $5.1 million, equity loss of equity investees of $1.3 million, equity investees gain on sale of real estate of $1.5 million and loss on foreign currency transactions of $3,000. Net cash used in operating activities amounted to $1.1 million for the three months ended March 31, 2003, interest receivable increased by $99,000 due to additional notes receivable from seller financings, other assets decreased by $73,000 primarily due to decreases in accounts receivable from affiliates, interest payable increased by $120,000 due to an increased balance of notes payable and other liabilities increased by $1.6 million primarily due to an increase in security deposits and property taxes.

Net cash used in investing activities of $26.2 million was primarily due to real estate improvements of $17.6 million, payments for real estate acquisitions of $1.5 million, deposits on pending purchases of $1.1 million and additional fundings on notes receivable of $461,000, payments to purchase marketable securities of $5.0 million and payments to advisor of $1.3 million. These outflows for investing activities were offset by the collection of $157,000 on notes receivable and $600,000 received from distributions from equity investees.

Net cash provided by financing activities of $20.2 million was comprised from proceeds received from the funding or refinancing of notes payable of $45.4 million; offset by cash payments of $24.7 million to paydown existing notes payable and $400,000 for financing costs.

In the first quarter 2003, TCI sold one hotel and one office building for a total of $9.7 million, receiving no cash but discharging debt of $8.1 million after the payment of various closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in the first quarter of 2003, TCI financed or refinanced one office building and two apartments for a total of $12.9 million, receiving $3.6 million in cash after the payment of various closing costs.

Further in the first quarter of 2003, TCI purchased three parcels of unimproved land, including the Maumelle land, for apartment construction and two shopping centers for $19.5 million. TCI paid $1.5 million in cash, including various closing costs, assumed existing mortgage debt of $2.7 million and acquired new debt of $640,000 for the purchases. TCI also incurred $24.0 million on property construction, of which $19.6 million was funded by debt. For the remainder of 2003 and the first half of 2004, TCI expects to spend an additional $89.8 million on property construction projects, of which $85.6 million will be funded by debt.

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

Results of Operations

TCI had a net loss of $7.4 million in the first quarter of 2003, compared to a net loss of $1.3 million in the corresponding period in 2002, including gains on sale of real estate totaling $5.4 million. Fluctuations in this and other components of revenues and expense between the 2003 and 2002 periods are discussed below.

Rents in the first quarter of 2003, increased to $29.3 million compared to $25.4 million in 2002. Of this increase, $1.4 million was due to the purchase of eight apartments in 2003 and 2002, and $1.6 million was due to the purchase of one commercial property in 2002. Rental rates and occupancies increased rents by $14,000 for TCI's apartments and by $759,000 for TCI's commercial properties. Rents in the remaining quarters of 2003 may decrease as TCI sells income producing properties.

Property operations expense increased in the first quarter of 2003, to $18.5 million from $15.5 million compared to the corresponding period in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

2002. Of this increase, $1.3 million was due to the purchase of eight apartments in 2003 and 2002 and $1.6 million was due to the purchase of two commercial properties in 2003.

Interest and other income decreased to $848,000 in the first quarter of 2003, compared to $1.1 million in 2002. The decrease was primarily due to the initial interest received from funding loans in 2002. Interest income for the remaining quarters of 2003 is expected to approximate the interest income for 2002.

Equity losses of investees of $1.3 million for the first quarter ended March 31, 2003 approximated the $1.3 million for the same period ending March 31, 2002.

In the first quarter of 2002, gains on sale of real estate totaling $5.4 million were recognized, attributable to $659,000 on the sale of the Primrose Apartments, $1.2 million on the sale of the Central Storage Warehouse, a $608,000 deferred gain on the sale of the Madison at Bear Creek Apartments and $2.9 million on gains on sale of real estate from equity investees.

Interest expense increased to $10.3 million in the first quarter of 2003, from $7.9 million in 2002. Of this increase, $550,000 was due to the purchase of eight apartments in 2003 and 2002 and $1.7 million was due to the purchase of one commercial property in 2002. Interest expense for the remaining quarters of 2003 may decrease as TCI selectively sells properties.

Depreciation expense increased to $5.1 million in the first quarter of 2003, from $4.5 million in 2002. An increase of $273,000 was due to the purchase of five apartments in 2002 and $548,000 was due to building and tenant improvements at TCI's commercial properties. Depreciation expense for the remaining quarters of 2003 may decrease as TCI selectively sells properties.

Advisory fee increased to $1.7 million in the first quarter of 2003, from $1.4 million in 2002. The increase was due to an increase in TCI's gross assets from 2002, the basis for such fee. Advisory fees for the remaining quarters of 2003 are expected to decrease with decreases in TCI's gross assets.

General and administrative expenses decreased to $1.7 million in the first quarter of 2003, from $2.2 million in 2002. These decreases were mainly due to a decrease in consulting fees and insurance expenses.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first quarter of 2003 and 2002; therefore, it recorded no provision for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters (Continued)

At March 31, 2003, TCI had a net deferred tax asset of $32.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2003, TCI's exposure to a change in interest rates on its debt is as follows:

                                                    Weighted     Effect of 1%
                                                     Average     Increase In
                                       Balance    Interest Rate  Base Rates
                                      ---------   -------------  -----------
       Notes payable:
         Variable rate .............  $ 214,963       6.40%      $     2,150
                                      =========                  ===========
       Total decrease in TCI's
         annual net income .........                             $     2,150
                                                                 ===========
       Per share ...................                             $       .27
                                                                 ===========

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 15, 2002, ARI commenced tender offers for shares of common stock of IORI and TCI. The price per share to be paid was $19.00 for IORI shares and $17.50 for TCI shares. The tender offers were made as an alternative under a settlement resulting from a failure of timely completion of the SEC review process of a registration statement for proposed mergers among ARI subsidiaries and IORI and TCI. ARI deferred further action on the mergers, pending completion of the tender offers.

The tender offers were completed on March 19, 2003. Pursuant to the tender offers, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offers fulfilled the remaining obligations under the Olive Settlement and the Olive Litigation has been dismissed with prejudice.

Effective March 2003, TCI financial results will be consolidated in the ARI Form 10-Q and related consolidated financial statements.

For further information refer to NOTE 21. "COMMITMENTS AND CONTINGENCIES AND LIQUIDITY," included in TCI's Form 10-K for the year ended December 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    None.

(b) Reports on Form 8-K as follows:

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TRANSCONTINENTAL REALTY
                                                 INVESTORS, INC.








Date:       May 20, 2003                     By:    /s/ Ronald E. Kimbrough
     --------------------------                  -------------------------------
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


Date:     May 20, 2003                            /s/ Ronald E. Kimbrough
     ----------------------                 -----------------------------------
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

                     TRANSCONTINENTAL REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 2003


Exhibit                                                                   Page
 Number                           Description                            Number
------- ---------------------------------------------------------------- ------

 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted       28
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.