Form 10-Q
period 2003-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-08-19
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

Commission File Number 1-9240

TRANSCONTINENTAL REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Office)	(Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.     No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8, 072, 594
(Class)	(Outstanding at July 31, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2003, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$832,504		$818,636
Less—accumulated depreciation	<86,172	>	<81,659	>

	746,332		736,977

Real estate held for sale	40,459		22,510

Notes and interest receivable
Performing (including $12,574 in 2003 and 2002 from related parties)	26,385		26,608
Nonperforming, nonaccruing	—		2,682

	26,385		29,290

Less—allowance for estimated losses	<1,456	>	<1,337	>

	24,929		27,953

Investment in real estate entities	13,866		13,757
Marketable equity securities, at market value	5,000		—
Cash and cash equivalents	4,302		10,558
Other assets (including $12,293 in 2003 and $19,187 in 2002 from affiliates and related parties)	46,871		46,734

	$881,759		$858,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	June 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$594,664		$586,628
Liabilities related to assets held for sale	33,878		15,724
Other liabilities (including $5,272 to affiliates and related parties)	34,619		31,099

	663,161		633,451

Commitments and contingencies

Minority interest	2,923		2,644

Stockholders’ equity
Preferred Stock
Series A; $.01 par value; authorized, 6,000 shares; issued and outstanding 5,829 shares (liquidation preference $583)	—		—
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $3,000)	—		—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,072,594 shares in 2003 and 8,042,594 in 2002	81		81
Paid-in capital	256,950		257,040
Accumulated deficit	<41,132	>	<35,294	>
Accumulated other comprehensive loss	<224	>	567

	215,675		222,394

	$881,759		$858,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2003		2002			2003			2002
	(dollars in thousands, except per share)
Property revenue
Rents (including $34 in 2003 and 2002 from related parties)	$28,186			$25,053			$55,586			$48,640

Property expense
Property operations (including $2,171 in 2003 and $1,947 in 2002 to affiliates and related parties)	17,505			16,044			35,128			30,677

Operating income	10,681			9,009			20,458			17,963

Other income <loss>
Interest and other (including $506 in 2003 and $559 in 2002 from affiliates and related parties)	660			984			1,508			2,051
Equity in loss of equity investees	<297	>		<291	>		<1,592	>		<1,567	>

	363			693			<84	>		484

Other expense
Interest	9,630			8,742			19,401			16,063
Depreciation	5,547			4,204			10,318			8,408
Provision for asset impairment	—			1,879			—			1,879
Discount on sale of note receivable	—			—			104			—
Advisory fee to affiliates	1,667			1,279			3,324			2,694
General and administrative (including $851 in 2003 and $1,217 in 2002 to affiliates and related parties)	1,288			2,212			2,985			4,414
Provision for loss	—			349			—			349
Minority interest	<40	>		<26	>		<101	>		<84	>

	18,092			18,639			36,031			33,723

Net loss from continuing operations	<7,048	>		<8,937	>		<15,657	>		<15,276	>

Discontinued operations:
Loss from operations	<93	>		<184	>		<394	>		<610	>
Gain on sale of operations	8,460			7,085			8,460			9,593
Equity in investees gain on sale of real estate	244			183			1,753			3,104

	8,611			7,084			9,819			12,087

Net income <loss>	1,563			<1,853	>		<5,838	>		<3,189	>
Preferred dividend requirement	<45	>		<45	>		<90	>		<90	>

Net income <loss> applicable to Common shares	$1,518		$	<1,898	>	$	<5,928	>	$	<3,279	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2003			2002			2003			2002
	(dollars in thousands, except per share)
Basic earnings per share
Net loss from continuing operations	$	<.88	>	$	<1.12	>	$	<1.95	>	$	<1.91	>

Discontinued operations		1.07			.88			1.22			1.50

Net income <loss> applicable to Common shares		$.19		$	<.24	>	$	<.73	>	$	<.41	>

Diluted earnings per share
Net loss from continuing operations	$	<.88	>	$	<1.12	>	$	<1.95	>	$	<1.91	>

Discontinued operations		1.07			.88			1.22			1.50

Net income <loss> applicable to Common shares		$.19		$	<.24	>	$	<.73	>	$	<.41	>

Weighted average Common shares used in computing earnings per share
Basic		8,072,594			8,042,594			8,072,594			8,042,594
Diluted		8,072,594			8,042,594			8,072,594			8,042,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital		Accumulated Distributions in Excess of Accumulated Earnings			Accumulated Other Comprehensive Income			Stockholders’ Equity
	Shares	Amount
(dollars in thousands, except per share)

Balance, January 1, 2003	8,072,594	$81	$257,040		$	<35,294	>		$567		$222,394

Unrealized loss on foreign currency translation	—	—	—			—			<791	>	<791	>

Net income	—	—	—			<5,838	>		—		<5,838	>

											<6,629	>

Series A Preferred Stock cash dividend ($2.50 per share)	—	—	<14	>		—			—		<14	>
Series C Preferred Stock cash dividend ($2.50 per share)	—	—	<76	>		—			—		<76	>

Balance, June 30, 2003	8,072,594	$81	$256,950		$	<41,132	>	$	<224	>	$215,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2003			2002
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used by operating activities
Net loss	$	<5,838	>	$	<3,189	>
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization		10,853			10,290
Provision for loss		—			349
Gain on sale of real estate		<10,213	>		<12,697	>
Provision for asset impairment		—			1,879
Equity in loss of equity investees		1,592			1,567
Gain on foreign currency transaction		<28	>		—
Increase in interest receivable		<871	>		<354	>
Decrease in other assets		223			968
Increase <decrease> in interest payable		45			<58	>
Increase in other liabilities		3,607			75

Net cash used in operating activities	$	<630	>	$	<1,170	>

Cash Flows from Investing Activities
Collections on notes receivable (including $1,333 in 2002 from related parties)		$2,251			$7,340
Funding of notes receivable (including $14,480 in 2002 to related parties)		<592	>		<16,219	>
Acquisition of real estate (including $690 in 2002 to affiliates and related parties)		<11,693	>		<5,317	>
Real estate improvements		<38,371	>		<31,848	>
Payments made under interest rate swap agreement		<87	>		—
Proceeds from sale of real estate		19,839			35,842
Advance from affiliate		—			4,383
Distributions from equity investees		52			—
Payments to advisor		<443	>		<18,169	>
Deposits on pending purchases and financings		<2,433	>		<1,123	>
Purchase of marketable equity securities		<5,000	>		—

Net cash used in investing activities		<36,477	>		<25,111	>

Cash Flows from Financing Activities
Payments on notes payable		<36,311	>		<45,613	>
Proceeds from notes payable		68,129			64,642
Deferred financing costs (including $54 in 2002 to affiliates and related parties)		<967	>		<1,610	>
Dividends to stockholders		—			<90	>

Net cash provided by financing activities		30,851			17,329

Net decrease in cash and cash equivalents		<6,256	>		<8,952	>
Cash and cash equivalents, beginning of period		10,558			10,346

Cash and cash equivalents, end of period		$4,302			$1,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Six Months Ended June 30,
	2003	2002
	(dollars in thousands)

Supplemental Disclosures of Cash Flow Information

Cash paid for interest	$20,073	$19,633

Schedule of noncash investing and financing activities

Notes payable assumed on purchase of real estate	2,650	56,405

Notes payable assumed by buyer on sale of real estate	8,100	—

Funds collected by affiliate on sale of note receivable	2,700	—

Notes receivable provided on sale of real estate	1,600	4,000

Real estate received on exchange with related party	—	4,145

Real estate exchanged with related party	10,700	75,142

Real estate received as paydown of note receivable	1,059	—

Note paid by affiliate	757	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

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

Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

Effective March 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of June 30, 2003, ARI owned 76.8% of the outstanding TCI common shares.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require TCI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of TCI.

In June 2002, the FASB issued SFAS No. 146, “Accounting for costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. TCI adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1.	BASIS OF PRESENTATION (Continued)

establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

TCI provides stock options to certain directors. TCI accounts for these stock options using the intrinsic method pursuant to the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, TCI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If TCI had elected to recognize compensation cost for the issuance of options to directors of TCI based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net loss and loss per share would have been impacted as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003	2002			2003			2002
Net income <loss>
As reported	$1,563	$	<1,853	>	$	<5,838	>	$	<3,189	>
Proforma compensation expense, net of tax	—		—			268			172

Proforma	$1,563	$	<1,853	>	$	<6,106	>	$	<3,361	>

Basic loss per share:
As reported	$.19	$	<.24	>	$	<.73	>	$	<.41	>
Proforma	$.19	$	<.24	>	$	<.77	>	$	<.43	>

Diluted loss per share:
As reported	$.19	$	<.24	>	$	<.73	>	$	<.41	>
Proforma	$.19	$	<.24	>	$	<.77	>	$	<.43	>

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While TCI has various guarantees included in contracts in the normal course of business, these guarantees would not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2.	REAL ESTATE

In 2003, TCI purchased the following properties:

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Heather Creek(1)	Mesquite, TX	200 Units	$2,523	$449	$2,074		—	—
Capital Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		—	—
Kingsland Ranch(1)	Houston, TX	398 Units	2,182	—	2,182		—	—

Shopping Center
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq.Ft.	8,700	—	—		—	—
Cullman(2)	Cullman, AL	92,433 Sq.Ft.	2,000	—	2,650	(4)	16.75%	03/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75	07/04

Second Quarter
Apartments
Breakwater Bay (1)	Beaumont, TX	176 Units	1,979	383	1,554		—	—

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50	05/05

(1) Land purchased for apartment construction.
(2) Property received from a related party for forgiveness of affiliate receivable.
(3) Debt was paid off in April refinance. See NOTE 6. “NOTES AND INTEREST PAYABLE.”
(4) Assumed debt.

In 2002, TCI purchased the following properties:

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Blue Lakes Villas(1)	Waxahachie, TX	186 Units	$1,012	$1,048	$—		—%	—
Echo Valley(1)	Dallas, TX	216 Units	787	788	—		—	—
Spy Glass(1)	Mansfield, TX	256 Units	1,280	1,042	208		7.50	08/43
Rasor(1) (2)	Plano, TX	200 Units	2,319	310	—		—	—

Shopping Center
Oak Tree Village(2)	Lubbock, TX	45,623 Sq.Ft.	1,467	196	1,389	(3)	8.48	11/07

Land
Lakeshore Villas(2)	Humble, TX	16.89 Acres	947	127	—		—	—

Second Quarter
Apartments
DeSoto Ranch(1)	DeSoto, TX	248 Units	1,364	1,489	2,246		7.18	12/43

Office Building
Centura(4)	Farmers Branch, TX	410,901 Sq.Ft.	50,000	—	43,739	(3)	13.00 (5)	07/02	(6)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2.	REAL ESTATE (Continued)

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
Second Quarter—Continued
Land
Hollywood Casino(4)	Dallas, TX	42.64 Acres	$16,987	$—	$6,222	(3)	9.50%	03/04
Marine Creek(4)	Ft. Worth, TX	54 Acres	3,700	—	1,500	(3)	9.00	09/03
Mason Park(4)	Houston, TX	18 Acres	2,790	—	2,600	(3)	14.00	04/02	(7)
Nashville(4)	Nashville, TN	16.57 Acres	1,890	—	955	(3)	15.50	07/03	(6)
Palm Desert(4)	Palm Desert, CA	61 Acres	3,920	—	—		—	—

(1)	Land purchased for apartment construction.
(2)	Property exchanged with American Realty Investors, Inc. (“ARI”), a related party, for the Plaza on Bachman Creek Retail Center.
(3)	Assumed debt.
(4)	Property received from ARI, a related party, for forgiveness of debt.
(5)	Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(6)	Extension negotiations are currently under way on these loans.
(7)	Loan was paid in full in June 2003.

In 2003, TCI sold the following properties:

Property	Location	Units/Acres/ Rooms/Sq.Ft.	Sales Price	Net Cash Received		Debt Discharged		Gain on Sale
First Quarter
Office Building
4135 Beltline	Addison, TX	90,000 Sq.Ft.	$4,358	$—		$2,858	(3)	—	(1)

Hotel
Majestic Inn	San Francisco, CA	57 Rooms	5,348	—		5,255	(3)	—	(2)

Second Quarter
Apartments
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		999

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,490
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		4,587

Land
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	—	(4)	—		384

Third Quarter
Apartments
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208		904
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,358
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,193

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,647		5,944		2,088

Shopping Center
K-Mart	Cary, NC	92,033 Sq.Ft.	1,225	669		569		12

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2.	REAL ESTATE (Continued)

(1)	Excludes $178,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Excludes $427,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Debt assumed by purchaser.
(4)	Funds received by an affiliate increasing the affiliate receivable balance by $1,999.

In 2002, TCI sold the following properties:

Property	Location	Units/Sq.Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain/<Loss> on Sale
First Quarter
Apartments
Primrose	Bakersfield, CA	162 Units	$5,000	$1,722	$2,920	$659

Office Building
Hartford	Dallas, TX	174,513 Sq.Ft.	4,000	—	—	—	(1)

Industrial Warehouse
Central Storage	Dallas, TX	216,035 Sq.Ft.	4,000	2,095	1,063	1,241

Shopping Center
Plaza on Bachman Creek(2)	Dallas, TX	80,278 Sq.Ft.	4,707	—	—	—

Second Quarter
Apartments
Southgreen	Bakersfield, CA	80 Units	3,600	1,011	2,381	<72	>

Office Building
Jefferson	Clear Lake, TX	78,159 Sq.Ft.	16,550	5,957	9,679	3,421
Nasa	Washington, DC	71,877 Sq.Ft.	2,600	2,341	—	1,341
Windsor Plaza	Windcrest, TX	80,522 Sq.Ft.	4,250	3,813	—	895

Third Quarter
Apartments
4242 Cedar Springs	Dallas, TX	76 Units	2,600	971	1,288	1,252
Camelot	Largo, FL	120 Units	5,263	1,616	3,268	1,517
Country Crossing	Tampa, FL	227 Units	5,800	1,836	3,726	3,142

(1)	Excludes a $920,000 deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.

At June 30, 2003, TCI had the following properties under construction:

Property	Location	Units/Rooms	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Breakwater Bay	Beaumont, TX	176 Units	$2,447	$8,053	$9,500
Capital Hill	Little Rock, AR	156 Units	2,991	7,588	9,500
DeSoto Ranch	DeSoto, TX	248 Units	15,872	1,276	16,273

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2.	REAL ESTATE (Continued)

Property	Location	Units/Rooms	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Echo Valley	Dallas, TX	216 Units	$9,966	$4,253	$12,719
Heather Creek	Mesquite, TX	200 Units	2,949	10,354	12,079
Kingsland Ranch	Houston, TX	398 Units	4,053	21,598	23,000
Sendero Ridge	San Antonio, TX	384 Units	25,534	3,127	24,420
Spyglass	Mansfield, TX	256 Units	15,242	2,761	16,017
Verandas at City View	Fort Worth, TX	314 Units	13,745	9,205	19,393
Vistas at Pinnacle Park	Dallas, TX	322 Units	2,788	18,025	19,149

For the six months ended June 30, 2003, TCI completed the 186 unit Blue Lake Villas in Waxahachie, Texas, the 284 unit Falcon Lakes in Arlington, Texas and the 180 unit River Oaks Apartments in Wiley, Texas.

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

In June 2003, TCI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bears interest at a fixed rate of 5% and requires all interest and principal payments be paid at maturity on December 2003.

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Center Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3.	NOTES AND INTEREST RECEIVABLE (Continued)

Also in January 2002, a mortgage loan with a principal balance of $608,000 was paid off, including accrued but unpaid interest. With the payoff of the note, TCI recognized a previously deferred gain on the sale of the property of $608,000.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of July 2003, TCI has funded a total of $4.3 million and negotiations are underway to modify and extend the terms of the loan.

In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. As of April 2003, TCI has funded $2.9 million of the line of credit and it was classified as nonperforming. In May 2003, TCI received a $433,000 principal paydown. Also during May 2003, TCI received 14.373 acres of unimproved land in Tarrant County, Texas, valued at $1.1 million, as a principal paydown. As of July 2003, the loan has been paid in full.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of July 2003, TCI funded $260,000 of the additional line of credit.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Center Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3.	NOTES AND INTEREST RECEIVABLE (Continued)

the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of July 2003, TCI has funded $217,000 of the line of credit.

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

Real estate entities. TCI’s investment in real estate entities at June 30, 2003, included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. (“BCM”), TCI’s advisor until July 1, 2003, also served as advisor to IORI and ARI until July 1, 2003.

Effective July 1, 2003, Prime Asset Management, Inc., (“Prime”) became the advisor to TCI and ARI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI’s investment in real estate entities, accounted for using the equity method, at June 30, 2003, was as follows:

Investee	Percentage of TCI’s Ownership at June 30, 2003	Carrying Value of Investment at June 30, 2003	Equivalent Investee Book Value at June 30, 2003	Market Value of Investment at June 30, 2003
IORI	24.0%	$4,029	$9,012	$5,065
ARI	6.5%	9,602	4,642	9,150

		13,631	$13,654	$14,215

Other		235

		$13,866

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 4.	INVESTMENT IN REAL ESTATE ENTITIES (Continued)

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first six months of 2003 and 2002.

	2003		2002
Revenues	$68,594			$85,675
Equity in income of partnerships	<304	>		<923	>
Property operating expenses	<62,408	>		<71,363	>
Depreciation	<5,253	>		<8,551	>
Interest expense	<24,288	>		<38,569	>

Loss before gains on sale of real estate	<23,659	>		<33,731	>

Gain on sale of real estate	26,696			28,374

Net income <loss>	$3,037		$	<5,357	>

NOTE 5.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. The change in market value between the date of purchase and June 30, 2003 was not material.

NOTE 6.	RELATED PARTIES

On September 19, 2002, TCI’s Board of Directors authorized the Chief Financial Officer of TCI to advance funds either to or from TCI, through BCM, in an amount up to $15.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and bear no interest and generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets and other liabilities.

In March 2003, TCI purchased two properties from an affiliate with a net purchase price of $10.7 million, reducing the affiliate receivable balance by $8.1 million after the assumption of debt of $2.65 million.

In June 2003, TCI received funds of $757,000 from an affiliate reducing the affiliate receivable. The funds paid down a note secured by undeveloped land in Harris County, Texas.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6.	RELATED PARTIES (Continued)

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of June 30, 2003.

	BCM		ARI		IORI
Balance, December 31, 2002	$11,398		$6,039		$	<5,260	>
Cash transfers	31,927		—			—
Cash repayments	<31,484	>	—			—
Repayments through property transfers	<8,050	>	—			—
Repayment through affiliate refinance	<757	>	—			—
Advance through sale of note receivable	2,633		—			—
Other additions	25,609		<31	>		—
Other repayments	<25,953	>	—			—

Balance, June 30, 2003	$5,323		$6,008		$	<5,260	>

In addition, Other Assets includes $962,000 due from Regis Property Management, a related party.

NOTE 7.	NOTES AND INTEREST PAYABLE

In 2003, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$15	6.63	%(1)	03/06
Stone Oak	San Antonio, TX	252 Units	2,500	—	2,500	5.00		04/03	(2)

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	6,000	4,824	1,134	5.25	(1)	01/10

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320	1,924	173	5.60		06/29

Shopping Centers
Bridgeview	La Crosse, WI	116,008 Sq.Ft.	6,500	—	6,152	6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700	2,650	1,048	6.25	(1)	04/05

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800	—	1,722	6.25	(1)	04/05

(1)	Variable interest rate.
(2)	Loan paid in full during July 2003.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7.	NOTES AND INTEREST PAYABLE (Continued)

In 2002, TCI refinanced the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>		Interest Rate		Maturity Date
First Quarter
Industrial Warehouse
Addison Hanger(1)	Addison, TX	23,650 Sq.Ft.	$2,687		$1,580	$942		6.75	%(2)	02/07

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	2,700		2,797	<214	>	6.63	(2)	07/04
Verandas at City View	Ft. Worth, TX	314 Units	2,779	(3)	2,197	<2,224	>	7.00		03/44

(1)	The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2)	Variable interest rate.
(3)	The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.

NOTE 8.	OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and equity gains on sales of real estate which totaled $607,000 and $1.7 million for the three and six months ended June 30, 2003, respectively, and $876,000 and $3.6 million for the three and six months ended June 30, 2002, respectively. Expenses that are not reflected in the segments are general and administrative expenses, discount on sale of note receivable, provision for asset impairment, provision for loss, minority interest, incentive, advisory and net income fees which totaled $2.9 million and $6.3 million for the three and six months ended June 30, 2003, respectively, and $5.7 million and $9.3 million for the three and six months ended June 30, 2002, respectively. Also excluded from segment assets are assets of $95.0 million at June 30, 2003, and $80.4 million at June 30, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7.	OPERATING SEGMENTS (Continued)

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2003 and 2002, and each segment’s assets at June 30.

Three Months Ended June 30, 2003	Land		Commercial Properties	Apartments	Hotels	Total
Rents	$162		$13,900	$12,004	$2,120	$28,186
Property operating expenses	393		7,555	8,468	1,089	17,505

Operating income <loss>	$ <231	>	$6,345	$3,536	$1,031	$10,681

Interest	$793		$5,231	$3,266	$340	$9,630
Depreciation	—		3,918	1,192	437	5,547
Real estate improvements	104		263	26,850	727	27,944
Assets	107,929		307,720	341,123	30,020	786,792

Property Sales:	Land		Commercial Properties	Apartments		Total
Sales price	$1,999		$18,534	$2,707		$23,240
Cost of sales	1,615		11,457	1,708		14,780

Gain on sale	$384		$7,077	$999		$8,460

Six Months Ended June 30, 2003	Land		Commercial Properties	Apartments	Hotels	Total
Rents	$296		$28,915	$23,352	$3,023	$55,586
Property operating expenses	858		15,942	16,396	1,932	35,128

Operating income <loss>	$ <562	>	$12,973	$6,956	$1,091	$20,458

Interest	$1,643		$10,738	$6,249	$771	$19,401
Depreciation	—		7,185	2,341	792	10,318
Real estate improvements	121		1,829	35,645	776	38,371
Assets	107,929		307,720	341,123	30,020	786,792

Property Sales:	Land		Commercial Properties	Apartments		Total
Sales price	$1,999		$18,534	$2,707		$23,240
Cost of sales	1,615		11,457	1,708		14,780

Gain on sale	$384		$7,077	$999		$8,460

Three Months Ended June 30, 2002	Land		Commercial Properties	Apartments	Hotels	Total
Rents	$140		$13,084	$10,488	$1,341	$25,053
Property operating expenses	390		7,567	7,011	1,076	16,044

Operating income <loss>	$ <250	>	$5,517	$3,477	$265	$9,009

Interest	$170		$4,144	$3,863	$565	$8,742
Depreciation	7		2,854	1,112	231	4,204
Real estate improvements	62		1,093	13,035	2,182	16,372
Provision for asset impairment	707		—	1,172	—	1,879
Assets	91,931		330,401	246,404	35,966	704,702

Property Sales:			Commercial Properties	Apartments		Total
Sales price			$23,400	$3,600		$27,000
Cost of sales			17,743	2,172		19,915

Gain on sale			$5,657	$1,428		$7,085	(1)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8.	OPERATING SEGMENTS (Continued)

(1)	Includes $1.5 million of previously deferred gains on sale of real estate.

Six Months Ended June 30, 2002	Land			Commercial Properties	Apartments	Hotels	Total
Rents		$281		$26,007	$20,387	$1,965	$48,640
Property operating expenses		780		15,027	13,354	1,516	30,677

Operating income <loss>	$	<499	>	$10,980	$7,033	$449	$17,963

Interest		$1,036		$7,593	$6,679	$755	$16,063
Depreciation		7		5,688	2,223	490	8,408
Real estate improvements		102		2,630	23,344	5,772	31,848
Provisions for asset impairment		707		—	1,172	—	1,879
Assets		91,931		330,401	246,404	35,966	704,702

Property Sales:				Commercial Properties	Apartments		Total
Sales price				$36,107	$8,600		$44,707
Cost of sales				29,209	5,905		35,114

Gain on sale				$6,898	$2,695		$9,593	(2)

(2)	Includes $2.1 million of previously deferred gains on sale of real estate.

NOTE 9.	DISCONTINUED OPERATIONS

Effective January 1, 2002, TCI adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9.	DISCONTINUED OPERATIONS (Continued)

For the three and six months ended June 30, 2003 and 2002, income from discontinued operations relates to 11 properties that TCI sold during 2003 and 19 properties that TCI sold during 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003		2002		2003		2002
Revenue
Rental	$1,767		$6,416		$3,842		$13,698
Property operations	945		4,174		2,277		9,009

	822		2,242		1,565		4,689
Expenses
Interest	710		1,582		1,424		3,417
Depreciation	205		844		535		1,882

	915		2,426		1,959		5,299

Net loss from discontinued operations before gains on sale of real estate	<93	>	<184	>	<394	>	<610	>

Gain on sale of operations	8,460		7,085		8,460		9,593
Equity in investees gain on sale of real estate	244		183		1,753		3,104

Net income from discontinued operations	$8,611		$7,084		$9,819		$12,087

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that TCI will generate excess cash from operations in 2003 due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of TCI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Commitments. In January 2001, TCI exercised its option to extend the maturity date of three loans with a principal balance of $30.6 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI’s right to extend the loans. This dispute is subject to litigation pending in the United States District Court for the Eastern District of Louisiana.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Liquidity and Capital Resources

TCI reported net income of $1.5 million for the three months ended June 30, 2003, which included the following non-cash charges: depreciation and amortization from real estate held for investment of $5.5 million, equity loss of equity investees of $297,000, equity investees gain on sale of real estate of $244,000 and gain on sale of operations of $8.5 million. For the six months ended June 30, 2003, TCI reported a net loss of $5.9 million, which included the following non-cash charges: depreciation and amortization from real estate held for investment of $10.3 million, equity loss of equity investees of $1.6 million, equity investees gain on sale of real estate of $1.8 million, gain on sale of operations of $8.5 million and discount on sale of note receivable of $104,000.

For the six months ended June 30, 2003, net cash used in operating activities amounted to $630,000, interest receivable increased by $871,000 due to additional notes receivable from seller financings, other assets decreased by $223,000, interest payable increased by $45,000 and other liabilities increased by $3.6 million primarily due to an increase in security deposits and property taxes.

Also for the six months ended June 30, 2003, net cash used in investing activities was $36.5 million primarily due to real estate improvements of $38.4 million, payments for real estate acquisitions of $11.7 million, deposits on pending purchases of $2.4 million, additional fundings on notes receivable of $592,000, payments to purchase marketable securities of $5.0 million, payments to advisor of $443,000 and payments made under interest rate swap agreement. These outflows for investing activities were offset by the collection of $2.3 million on notes receivable, $52,000 received from distributions from equity investees and proceeds from sale of real estate of $19.8 million.

Net cash provided by financing activities of $30.9 million was due to proceeds received from the funding or refinancing of notes payable of $68.1 million; offset by cash payments of $36.3 million to paydown existing notes payable and $967,000 for financing costs.

In the first six months of 2003, TCI sold one apartment, one hotel, two industrial warehouses, one land parcel and one office building for a total of $32.9 million, receiving $6.6 million in cash and discharging debt of $21.4 million after the payment of various closing costs.

Also in the first six months of 2003, TCI financed or refinanced one office building, three apartments, two shopping centers and one

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

industrial warehouse for a total of $25.2 million, receiving $12.7 million in cash after the payment of various closing costs.

Further in the first six months of 2003, TCI purchased six parcels of unimproved land, including the Maumelle land and the Pulaski land tracts for apartment construction and two shopping centers for $22.4 million. TCI paid $2.5 million in cash, including various closing costs, assumed existing mortgage debt of $2.7 million, acquired new debt of $2.0 million for the purchases of Maumelle and Pulaski and another $7.1 million for the new construction properties. TCI also incurred $35.4 million on property construction, of which $31.5 million was funded by debt. For the remainder of 2003 and the first half of 2004, TCI expects to spend an additional $86.2 million on property construction projects, of which $63.4 million will be funded by debt.

Management reviews the carrying values of TCI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Results of Operations

TCI had net income of $1.5 million in the three months ended June 30, 2003 and a net loss of $5.9 million in the six months ended June 30, 2003, including gains on sale of real estate totaling $8.7 million and a loss from discontinued operations of $93,000 and $10.2 million and a loss from discontinued operations of $394,000, respectively, compared to net losses of $1.9 million and $3.3 million in the corresponding periods in 2002, including gains on sale of real estate totaling $7.3 million and a loss from discontinued operations of $184,000, respectively, and $12.7 million gain on sale of real estate, and a loss from discontinued operations of $610,000, respectively. Fluctuations in this and other components of revenues and expense between the 2003 and 2002 periods are discussed below.

Rents in the three months ended June 30, 2003, increased to $28.2 million compared to $25.0 million in 2002. Of this increase, $1.0 million was due to the completion of three construction properties in 2003, and $1.0 million was due to the completion of the Limestone Ranch Apartments and Hotel Akademia in 2002. Rents also increased by $500,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

due to increased rent at TCI’s apartments and $775,000 at TCI’s commercial properties. These increases were offset by decreases of $100,000 due to decreases in occupancies at TCI’s three U.S. hotels.

Rents in the six months ended June 30, 2003, increased to $55.6 million compared to $48.6 million in 2002. Of this increase, $4.0 million was due to the completion of five construction properties in 2003 and 2002. Rents also increased by $300,000 and $3.0 million due to overall increased rents and occupancies at TCI’s apartments and commercial properties. These increases were offset by decreases of $200,000 due to decreases in occupancies at TCI’s three U.S. hotels.

Property operations expense increased to $17.5 million and $35.1 million in the three and six months ended June 30, 2003, compared to $16.0 million and $30.7 million in 2002. Of these three and six month increases, $1.3 million and $2.8 million was due to the completion of the five construction properties in 2003 and 2002. Property operations expenses for TCI’s commercial properties increased by $1.3 million in the six months ended June 30, 2003 due mainly to the purchase of Centura Office Tower in 2002. Property operations expenses for the remaining quarters of 2003 are expected to increase as TCI continues to upgrade the quality of their apartments and commercial properties.

Interest and other income decreased to $660,000 and $1.5 million in the three and six months ended June 30, 2003, compared to $984,000 and $2.1 million in 2002. The decrease was primarily due to collections of four loans in 2003 and 2002. Interest income for the remaining quarters of 2003 are expected to decrease due to the loans that were collected in 2003 and 2002.

Equity in losses of investees was $297,000 and $1.6 million in the three and six months ended June 30, 2003 compared $291,000 and $1.6 million in the three and six months ended June 30, 2002.

Interest expense increased to $9.6 million in the three months ended June 30, 2003, from $8.7 million in 2002. Of this increase, $236,000 was due to the completion of two construction properties subject to debt in 2003 and 2002, and $2.0 million was due to the purchase of two commercial properties in 2003. The increases were offset by decreases of $363,000 and $500,000 due to lower variable rates and principal paydowns at TCI’s apartments and commercial properties, respectively.

Interest expense increased to $19.4 million in the six months ended June 30, 2003, compared to $16.1 million in 2002. Of this increase, $433,000 was due to the purchase of two apartments, $3.7 million was due to purchase of three commercial properties and $250,000 was due to the purchase of the Hollywood Casino land tract. These increases were offset by decreases of $417,000 due to lower variable interest rates,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

$535,000 was due to principal paydowns at TCI’s apartments and commercial properties and $53,000 was due to a refinance of the Red Cross land tract.

Depreciation expense increased to $5.5 million and $10.3 million in the three and six months ended June 30, 2003 from $4.2 million and $8.4 million in 2002. Of these increases, $1.0 million and $1.5 million were due to the purchase of four properties in 2003 and 2002 and $279,000 and $471,000 were due to the completion of Limestone Ranch and Hotel Akademia in 2003. Depreciation expense for the remaining quarters of 2003 is expected to increase as TCI completes its apartment construction projects.

For the three and six months ended June 30, 2002, TCI recorded a $1.9 million provision for asset impairment representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

Property	Location	Units/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Apple Lane	Lawrence, KS	75 Units	$1,580	$1,593	$238	$251
Fairway View	El Paso, TX	264 Units	5,700	5,242	863	405
Fountains of Waterford	Midland, TX	172 Units	1,900	2,006	285	391
Sunchase	Odessa, TX	300 Units	4,100	3,479	746	125

Land
Red Cross	Dallas, TX	2.89 Acres	8,400	8,348	758	707

The Red Cross land was under contract to sell and the sales price was used as fair value. The fair value determined for the four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties.

Advisory fees was $1.7 million and $3.3 million for the three and six months ended June 30, 2003 compared to $1.3 million and $2.7 million for the same period ending June 30, 2002.

There was no net income fee due to affiliate in the three and six months ended June 30, 2003. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had a net loss for the six months ended June 30, 2003 and June 30, 2002 and no such fee has been accrued.

Incentive fee to affiliate criteria was not met in the three and six months ended June 30, 2003. The incentive fee is payable to TCI’s advisor based on 10% of aggregate sales consideration less TCI’s cost of all properties sold during the year. In the six months ended June 30, 2002, the criteria for the fee was not met.

General and administrative expenses decreased to $1.3 million and $3.0 million in the three and six months ended June 30, 2003, from $2.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million and $4.4 million in 2002. These decreases were mainly due to a decrease in legal fees and other professional fees.

In the three and six months of 2003, gains on sale of real estate totaling $8.5 million were recognized, including $999,000 on the sale of the Willow Wick Apartments, $2.5 million on the sale of the McLeod Industrial Warehouse, $4.6 million on the sale of the Tricon Portfolio and $384,000 on the sale of Solco-Valley Ranch land. Also, not calculated into the gains on sale of real estate is a $178,000 deferred gain on the sale of 4135 Beltline and a $427,000 deferred gain on the sale of the Majestic Inn.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2003 and 2002; therefore, it recorded no provision for income taxes.

At June 30, 2003, TCI had a net deferred tax asset of $31.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

Inflation

The effects of inflation on TCI’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, TCI’s earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt, will be affected.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters (Continued)

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on TCI’s business, assets or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2003, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$185,115	6.53%	$1,851

Total decrease in TCI’s annual net income			$1,851

Per share			$.23

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, TCI carried out an evaluation, under the supervision and with the participation of TCI’s management, including TCI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of TCI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, TCI’s Acting Principal Executive Officer and principal accounting officer concluded that TCI’s disclosure controls and procedures are effective in timely alerting him to material information relating to TCI (including its consolidated subsidiaries) required to be included in TCI’s periodic SEC filings.

(b)	There have been no significant changes in TCI’s internal controls or in other factors that could significantly affect TCI’s internal controls subsequent to the date TCI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Olive Litigation Settlement. On November 15, 2002, ARI commenced tender offers for shares of common stock of IORI and TCI. The price per share

ITEM 1.	LEGAL PROCEEDINGS (Continued)

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

Sunset Management Litigation. On September 17, 2001, American Realty Trust, Inc., a Georgia corporation (“ART”), ART Williamsburg, Inc., a Nevada corporation (“AWI”), Basic Capital Management, Inc., a Nevada corporation (“BCM”) and EQK Holdings, Inc., a Nevada corporation (“EQK”) obtained a $30.0 million loan from Sunset Management, LLC (“Sunset”). The initial maturity date of the loan was September 17, 2002, and the borrowers were entitled to a one-year extension of the loan to September 17, 2003 for a pay-down of the outstanding principal balance to $15.0 million. As part of the collateral for the loan, EQK pledged 2,129,701 shares of Common Stock of TCI, BCM pledged 920,507 shares of TCI Common Stock and ART pledged 472,097 shares of TCI Common Stock, at February 25, 2002, ART pledged an additional 150,000 shares of TCI Common Stock. The total of 3,672,305 shares pledged (approximately 45% of the total outstanding shares) were held by Commonwealth Land Title as “Pledge Holder” (“Commonwealth”). The loan was also secured by a lien on real property owned by AWI and a security agreement covering certain accounts receivable and other personalty owned by BCM and two other entities. Pursuant to the loan documents, Sunset advanced approximately $30.0 million to EQK and BCM. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI Common Stock after a paydown of $15.0 million which was made by the borrowers. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I pending in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

The Texas Litigation alleges breach of contract, misrepresentation, breach of duty to good faith and fair dealing and slander of title by Sunset and seeks certain declaratory relief against Sunset as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in a federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of the TCI Common Stock held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instigated a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc. et al., Case No. A462587 pending in the District Court of Clark County, Nevada (the “Nevada Litigation”). On February

ITEM 1.	RESULTS OF OPERATIONS (Continued)

12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset continues to seek to relitigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and a renewed motion for preliminary injunction and appointment of receiver over TCI in the Nevada Litigation.

Sunset has sought expedited relief and an expedited hearing of the Texas Litigation which the court has refused to grant. The matter is currently set for a jury trial on December 8, 2003. In addition, the borrowers on the loan have sought to tender cash collateral to the court in lieu of the TCI stock, which motion has not been ruled upon. TCI has only recently been added to the Texas Litigation party.

Even though the relief sought by Sunset in the Texas Litigation and the Nevada Litigation has either been denied or stayed, on June 10, 2003, an attorney representing Sunset appeared at the Annual Meeting of Shareholders of TCI attempting to vote 3,673,115 Shares of Common Stock of TCI under purported irrevocable proxies against the election of the four directors nominated in favor of the election of four affiliates of Sunset that Sunset seeks to nominate to serve as directors of TCI. The Inspector of Election at the Annual Meeting advised that Sunset’s attempt to exercise voting rights under proxies for the 3,673,115 shares was improper and would not be allowed, advising that EQK, BCM and ART held the absolute right to vote the 3,673,115 shares of TCI Common Stock so long as there was no event of default under the Sunset loan agreement. The Inspector of Election also observed at the Stockholders meeting that no evidence was before the Inspector from a court of law finding an event of default had occurred with respect the Sunset loan documents, and therefore, such proxies would not be honored at that time. Subsequently, representatives of Sunset delivered on July 7, 2003 to TCI a form captioned Schedule 13D for an event occurring June 10, 2003, making certain disclosures, including an allegation that “Sunset acquired voting rights to 3,673,115 shares of TCI to protect the value of Sunset’s security interest in the 3,673,115 shares of TCI pledged as collateral for . . . obligations to Sunset.” Actually, only 3,672,305 shares of TCI Common Stock were pledged [810 shares less than Sunset alleges]. Such schedule 13D also provides that “Sunset plans to foreclose on the pledged TCI shares as soon as possible.” Such Schedule 13D advises that “Sunset would prefer to replace the four management directors [of TCI] with neutral individuals . . . or if neutral individuals are unavailable, Sunset intends to nominate and [vote] for the election of affiliates of Sunset as directors of TCI on an interim basis until neutral individuals with satisfactory backgrounds and knowledge can be elected as directors.”

For further information refer to NOTE 21. “COMMITMENTS AND CONTINGENCIES AND LIQUIDITY,” included in TCI’s Form 10-K for the year ended December 31, 2002.

ITEM 4.	SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting was held on June 10, 2003, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	7,155,788	30,093
Earl D. Cecil	7,154,638	31,243
Ted P. Stokely	7,154,705	31,176
Martin L. White	7,155,255	30,626

There were no abstentions or broker non-votes on the election of Directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

A Current Report on Form 8-K, dated July 9, 2003, was filed with respect to Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits,” which reports the termination of TCI’s Advisory Agreement with BCM and the establishment of TCI’s Advisory Agreement with Prime.

A Current Report on Form 8-K, dated July 24, 2003, was filed with respect to Item 5. “Other Events,” which reports the current litigation filed in Texas between American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02- 09433-I pending in the 162nd Judicial District Court of Dallas County, Texas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY
INVESTORS, INC.

Date:	August 19, 2003	By:	/s/ Ronald E. Kimbrough
Ronald E. Kimbrough
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2003

Exhibit Number	Description	Page Number
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.