Form 10-Q
period 2003-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2003-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Commission File Number 1-9240

TRANSCONTINENTAL

REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Office)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8, 072, 594
(Class)	(Outstanding at October 31, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2003, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$800,295		$818,636
Less—accumulated depreciation	<82,337	>	<81,659	>

	717,958		736,977

Real estate held for sale	28,725		22,510

Notes and interest receivable
Performing (including $16,840 in 2003 and $12,574 in 2002 from affiliates and related parties)	24,820		26,608
Nonperforming, nonaccruing	4,303		2,682

	29,123		29,290
Less—allowance for estimated losses	<1,456	>	<1,337	>

	27,667		27,953

Investment in real estate entities	13,911		13,757
Marketable equity securities, at market value	5,000		—
Cash and cash equivalents	5,188		10,558
Other assets (including $14,128 in 2003 and $19,187 in 2002 from affiliates and related parties)	44,251		46,734

	$842,700		$858,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	September 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$578,937		$586,628
Liabilities related to assets held for sale	18,225		15,724
Other liabilities (including $13,767 in 2003 and $5,272 in 2002 to related parties)	29,212		31,099

	626,374		633,451

Commitments and contingencies

Minority interest	2,399		2,644

Stockholders’ equity
Preferred stock, $.01 par value; authorized, 10,000,000 shares
Series A; $.01 par value; authorized, 6,000 shares; issued and outstanding 5,829 shares (liquidation preference $583)	—		—
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $3,000)	—		—
Common stock, $.01 par value; authorized, 25,000,000 shares; issued and outstanding 8,072,594 shares in 2003 and 8,042,594 in 2002	81		81
Paid-in capital	256,905		257,040
Accumulated deficit	<42,477	>	<35,294	>
Accumulated other comprehensive loss	<582	>	567

	213,927		222,394

	$842,700		$858,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2003			2002		2003			2002
	(dollars in thousands, except per share)
Property revenue
Rents (including $34 for nine months of 2003 and 2002 from related parties)		$29,851		$24,626			$82,852			$70,456
Property expense
Property operations (including $3,323 for nine months of 2003 and $3,799 for nine months of 2002 to affiliates and related parties)		19,715		17,467			53,188			46,471

Operating income		10,136		7,159			29,664			23,985
Land Operations
Sales		2,600		3,600			4,599			3,600
Cost of Sales		1,983		3,600			3,595			3,600

Gain on sales		617		—			1,004			—
Other income <loss>
Interest and other (including $632 for nine months of 2003 and $592 for nine months of 2002 from affiliates and related parties)		486		756			1,994			2,807
Equity in loss of equity investees		<1,174	>	<1,181	>		<2,766	>		<2,748	>

		<688	>	<425	>		<772	>		59
Other expense
Interest		11,193		10,658			29,803			25,845
Depreciation		5,360		4,131			15,103			11,997
Provision for asset impairment		—		351			—			2,579
Discount on sale of note receivable		—		—			104			—
Advisory fee to affiliates		1,743		1,525			5,067			4,220
General and administrative (including $1,226 for nine months of 2003 and $1,446 for nine months of 2002 to affiliates and related parties)		3,371		2,276			6,356			6,689
Loss on foreign currency transaction		966		—			966			—
Provision for loss		—		169			—			169
Minority interest		<232	>	<209	>		<333	>		<292	>

		22,401		18,901			57,066			51,207

Net loss from continuing operations		<12,336	>	<12,167	>		<27,170	>		<27,163	>
Discontinued operations:
Income <loss> from operations		<175	>	260			<1,005	>		<630	>
Gain on sale of operations		9,948		13,744			18,022			23,337
Equity in investees gain on sale of real estate		1,217		2			2,970			3,106

		10,990		14,006			19,987			25,813

Net income <loss>		<1,346	>	1,839			<7,183	>		<1,350	>
Preferred dividend requirement		<45	>	<45	>		<135	>		<134	>

Net income <loss> applicable to common shares	$	<1,391	>	$1,794		$	<7,318	>	$	<1,484	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2003			2002			2003			2002
	(dollars in thousands, except per share)
Basic earnings per share
Net loss from continuing operations	$	<1.53	>	$	<1.51	>	$	<3.38	>	$	<3.39	>
Discontinued operations		1.36			1.73			2.47			3.21

Net income <loss> applicable to common shares	$	<.17	>		$.22		$	<.91	>	$	<.18	>

Diluted earnings per share
Net loss from continuing operations	$	<1.53	>	$	<1.51	>	$	<3.38	>	$	<3.39	>
Discontinued operations		1.36			1.73			2.47			3.21

Net income <loss> applicable to common shares	$	<.17	>		$.22		$	<.91	>	$	<.18	>

Weighted average common shares used in computing earnings per share
Basic		8,072,594			8,071,180			8,072,594			8,052,227
Diluted		8,072,594			8,071,180			8,072,594			8,052,227

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital		Accumulated Deficit			Accumulated Other Comprehensive Income/(Loss)			Stockholders’ Equity
	Shares	Amount
(dollars in thousands, except per share)

Balance, January 1, 2003	8,072,594	$81	$257,040		$	<35,294	>		$567		$222,394
Unrealized loss on foreign currency translation	—	—	—			—			<1,149	>	<1,149	>
Net loss	—	—	—			<7,183	>		—		<7,183	>

Comprehensive loss											<8,332	>
Series A Preferred Stock cash dividend ($4.50 per share)	—	—	<23	>		—			—		<23	>
Series C Preferred Stock cash dividend ($4.50 per share)	—	—	<112	>		—			—		<112	>

Balance, September 30, 2003	8,072,594	$81	$256,905		$	<42,477	>	$	<582	>	$213,927

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003			2002
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used by operating activities
Net loss	$	<7,183	>	$	<1,350	>
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization		16,449			15,354
Provision for loss		—			169
Amortization of deferred borrowing costs		2,264			2,385
Gain on sale of real estate		<21,996	>		<26,443	>
Provision for asset impairment		—			2,579
Equity in loss of equity investees		2,766			2,748
Loss on foreign currency transaction		966			—
Loss allocated to minority interest		<333	>		<293	>
Increase in interest receivable		<1,345	>		<233	>
Increase in other assets		<588	>		<3,804	>
Increase <decrease> in interest payable		<709	>		542
Increase <decrease> in other liabilities		<357	>		3,819

Net cash used in operating activities	$	<10,066	>	$	<4,527	>

Cash Flows from Investing Activities
Collections on notes receivable (including $1,333 in 2002 from related parties)		$2,711			$18,730
Funding of notes receivable (including $14,480 in 2002 to related parties)		<685	>		<16,816	>
Acquisition of real estate (including $690 in 2002 to affiliates and related parties)		<13,132	>		<9,486	>
Real estate improvements		<6,486	>		<4,039	>
Payments made under interest rate swap agreement		<87	>		<187	>
Real estate construction		<28,733	>		<54,355	>
Proceeds from sale of real estate		45,745			67,536
Advance from affiliate		—			243
Contributions to equity investees, net		<50	>		<145	>
Payments <to> from advisor		9,586			<30,813	>
Deposits on pending purchases and financings		<8,571	>		<709	>
Purchase of marketable equity securities		<5,000	>		—

Net cash used in investing activities		<4,702	>		<30,041	>
Cash Flows from Financing Activities
Payments on notes payable		<54,791	>		<73,779	>
Proceeds from notes payable		65,574			102,685
Deferred financing costs (including $54 in 2002 to affiliates and related parties)		<1,385	>		<3,268	>
Dividends to stockholders		—			<97	>
Proceeds from exercise of stock options		—			398

Net cash provided by financing activities		9,398			25,939
Net decrease in cash and cash equivalents		<5,370	>		<8,629	>
Cash and cash equivalents, beginning of period		10,558			10,346

Cash and cash equivalents, end of period		$5,188			$1,717

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$54,791	$30,596

Schedule of noncash investing and financing activities:
Notes payable assumed on purchase of real estate	2,650	56,405
Notes payable assumed by buyer on sale of real estate	18,696	—
Funds collected by affiliate on sale of note receivable	2,700	—
Notes receivable provided on sale of real estate	4,267	6,700
Real estate received on exchange with related party	—	4,145
Real estate received from related party as payment of debt	10,700	75,142
Real estate received as paydown of note receivable	1,059	—
Note paid by affiliate	757	—
Cash received by affiliate on sale of real estate	4,599	—

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

Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of September 30, 2003, ARI owned 76.8% of the outstanding TCI common shares.

TCI provides stock options to certain directors. TCI accounts for these stock options using the intrinsic method pursuant to the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, TCI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If TCI had elected to recognize compensation cost for the issuance of options to directors of TCI based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net income <loss> and income <loss> per share would have been impacted as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003			2002	2003			2002
Net income <loss>
As reported	$	<1,346	>	$1,839	$	<7,183	>	$	<1,350	>
Proforma compensation expense, net of tax		—		—		268			172

Proforma	$	<1,346	>	$1,839	$	<7,451	>	$	<1,522	>

Basic earnings <loss> per share:
As reported	$	<.17	>	$.22	$	<.91	>	$	<.18	>
Proforma	$	<.17	>	$.22	$	<.93	>	$	<.19	>
Diluted earnings <loss> per share:
As reported	$	<.17	>	$.22	$	<.91	>	$	<.18	>
Proforma	$	<.17	>	$.22	$	<.93	>	$	<.19	>

Recent Accounting pronouncements. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While TCI has various guarantees included in contracts in the normal course of business, these guarantees would not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 is not expected to require TCI to reclass any financial instruments currently on our balance sheet.

NOTE 2. REAL ESTATE

In 2003, TCI purchased the following properties:

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
Heather Creek(1)	Mesquite, TX	200 Units	$2,523	$449	$2,074		6.15%		06/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.50		10/44
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		6.12		03/45

Shopping Center
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq.Ft.	8,700	—	—		—		—
Cullman(2) (6)	Cullman, AL	92,433 Sq.Ft.	2,000	—	2,650	(4)	16.75		03/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75		07/04

Second Quarter
Apartments
Breakwater Bay (1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50		08/44

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,095	695	1,400		6.50		05/05

Third Quarter
Land
Sheffield Village	Grand Prairie, TX	13.899 Acres	1,643	532	975		5.50	(5)	09/04

(1)	Land purchased for apartment construction.
(2)	Property received from a related party for forgiveness of debt.
(3)	Debt was paid off in April refinance. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(4)	Assumed debt.
(5)	Variable interest rate.
(6)	TCI assumed $2.65 million of debt along with receiving property valued at $2.0 million and a note receivable valued at $650,000.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2002, TCI purchased the following properties:

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Blue Lakes Villas(1)	Waxahachie, TX	186 Units	$1,012	$1,048	$—		—%	—
Echo Valley(1)	Dallas, TX	216 Units	787	788	—		—	—
Spy Glass(1)	Mansfield, TX	256 Units	1,280	1,042	208		7.50	08/43
Rasor(1) (2)	Plano, TX	200 Units	2,319	310	—		—	—

Shopping Center
Oak Tree Village(2)	Lubbock, TX	45,623 Sq.Ft.	1,467	196	1,389	(3)	8.48	11/07

Land
Lakeshore Villas(2)	Humble, TX	16.89 Acres	947	127	—		—	—

Second Quarter
Apartments
DeSoto Ranch(1)	DeSoto, TX	248 Units	1,364	1,489	2,246		7.18	12/43

Office Building
Centura(4)	Farmers Branch, TX	410,901 Sq.Ft.	50,000	—	43,739	(3)	13.00 (5)	07/02	(6)

Land
Hollywood Casino(4)	Dallas, TX	42.64 Acres	16,987	—	6,222	(3)	9.50%	03/04
Marine Creek(4)	Ft. Worth, TX	54 Acres	3,700	—	1,500	(3)	9.00	09/03
Mason Park(4)	Houston, TX	18 Acres	2,790	—	2,600	(3)	14.00	04/02	(7)
Nashville(4)	Nashville, TN	16.57 Acres	1,890	—	955	(3)	15.50	07/03	(6)
Palm Desert(4)	Palm Desert, CA	61 Acres	3,920	—	—		—	—

Third Quarter
Land
2301 Valley Branch	Farmers Branch, TX	23.76 Acres	4,165	1,000	3,124		5.00	08/05

(1)	Land purchased for apartment construction.
(2)	Property exchanged with American Realty Investors, Inc. (“ARI”), a related party, for the Plaza on Bachman Creek Retail Center.
(3)	Assumed debt.
(4)	Property received from ARI, a related party, for forgiveness of debt.
(5)	Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(6)	Extension negotiations are currently under way on these loans.
(7)	Loan was paid in full in June 2003.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2003, TCI sold the following properties:

Property	Location	Units/Acres/ Rooms/Sq.Ft.	Sales Price	Net Cash Received		Debt Extinguished		Gain on Sale
First Quarter
Office Building
4135 Beltline	Addison, TX	90,000 Sq.Ft.	$4,358	$—		$2,858	(3)	—	(1)

Hotel
Majestic Inn	San Francisco, CA	57 Rooms	5,348	—		5,255	(3)	—	(2)

Second Quarter
Apartments
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		999

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,490
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		4,587

Land
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	—	(7)	—		384

Third Quarter
Apartments
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208	(3)	1,650
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,358
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,193

Hotels
City Suites	Chicago, IL	45 Rooms	4,806	89		4,081	(3)	—	(4)
Majestic	Chicago, IL	52 Rooms	3,550	66		2,448	(3)	—	(5)
Willows	Chicago, IL	55 Rooms	5,144	95		4,054	(3)	—	(6)

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,698		5,944		2,139

Shopping Center
K-Mart	Sheboygen, WI	74,532 Sq.Ft.	1,225	669		569		12
Oak Tree Village	Lubbock, TX	45,623 Sq.Ft.	3,366	1,528		1,328		590

Land
Palm Desert	Palm Desert, CA	25.06 Acres	2,600	—	(8)	—		617

Fourth Quarter
Apartments
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476		3,684

(1)	Excludes $178,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Excludes $427,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Debt assumed by purchaser.
(4)	Excludes $386,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Excludes $282,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(6)	Excludes $412,000 deferred gain from sale to related party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Funds received by an affiliate increasing the affiliate receivable balance by $1,999.
(8)	Funds received by an affiliate increasing the affiliate receivable balance by $2,600.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2002, TCI sold the following properties:

Property	Location	Units/Sq.Ft./Acres	Sales Price	Net Cash Received	Debt Extinguished	Gain/<Loss> on Sale
First Quarter
Apartments
Primrose	Bakersfield, CA	162 Units	$5,000	$1,722	$2,920	$659

Office Building
Hartford	Dallas, TX	174,513 Sq.Ft.	4,000	—	—	—	(1)

Industrial Warehouse
Central Storage	Dallas, TX	216,035 Sq.Ft.	4,000	2,095	1,063	1,241

Shopping Center
Plaza on Bachman Creek(2)	Dallas, TX	80,278 Sq.Ft.	4,707	—	—	—

Second Quarter
Apartments
Southgreen	Bakersfield, CA	80 Units	3,600	1,011	2,381	<72	>

Office Building
Jefferson	Washington, DC	78,159 Sq.Ft.	16,550	5,957	9,679	3,421
Nasa	Clear Lake, TX	71,877 Sq.Ft.	2,600	2,341	—	1,341
Windsor Plaza	Windcrest, TX	80,522 Sq.Ft.	4,250	3,813	—	895

Third Quarter
Apartments
4242 Cedar Springs	Dallas, TX	76 Units	2,600	971	1,288	1,252
Camelot	Largo, FL	120 Units	5,263	1,616	3,298	1,517
Country Crossing	Tampa, FL	227 Units	5,800	1,836	3,726	3,142
Gladstell Forest	Conroe, TX	168 Units	4,875	1,713	2,360	2,050
Heritage on the River	Jacksonville, FL	301 Units	12,475	4,317	7,606	5,162

Office Building
Savings of America	Houston, TX	68,634 Sq.Ft.	2,800	1,104	1,185	621

Land
Palm Desert	Palm Desert, CA	36 Acres	3,600	685	—	—	(3)

(1)	Excludes a $920,000 deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel.
(3)	Excludes a $666,000 deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

At September 30, 2003, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding

Apartments
Breakwater Bay	Beaumont, TX	176 Units	$2,487	$7,980	$9,545
Capitol Hill	Little Rock, AR	156 Units	3,111	7,468	9,500
DeSoto Ranch	DeSoto, TX	248 Units	15,872	2,348	16,273
Echo Valley	Dallas, TX	216 Units	10,031	4,189	12,715
Heather Creek	Mesquite, TX	200 Units	3,073	10,229	12,079
Kingsland Ranch	Houston, TX	398 Units	4,323	21,332	23,000
Verandas at City View	Fort Worth, TX	314 Units	13,745	9,099	19,393
Vistas at Pinnacle Park	Dallas, TX	322 Units	2,788	18,394	19,149

For the nine months ended September 30, 2003, TCI completed the 186 unit Blue Lake Villas in Waxahachie, Texas, the 284 unit Falcon Lakes in Arlington, Texas, the 180 unit River Oaks Apartments in Wiley, Texas, the 384 unit Sendero Ridge Apartments in San Antonio, Texas and the 256 unit Spyglass Apartments in Mansfield, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In March 2003, TCI sold the 57 room Majestic Inn in San Francisco, California, to One Realco Hotel Corp., a related party, for $5.3 million and provided $100,000 of the purchase price as seller financing. The note bears interest at a fixed interest rate of 12%, requires quarterly interest only payments and matures in March 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. Management believes the hotel will emerge from bankruptcy as a viable asset and has not established a reserve or classified the note receivable as nonperforming.

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

In August 2003, TCI sold the 45 room City Suites Hotel, the 52 room Majestic Hotel and the 55 room Willows Hotel in Chicago, Illinois, to One Realco Hotel Corp., a related party, for $13.5 million and provided $2.7 million of the purchase price as seller financing. The note bears interest at a fixed interest rate of 12%, requires semi-annual principal and interest payments and matures in August 2006. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the notes; therefore, management has not established reserves or classified the note receivables as nonperforming.

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

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of September 2003, TCI has funded a total of $4.3 million and the note is classified as nonperforming. Management is

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

continuing collection efforts and continuing to negotiate new terms for this note. Management also believes new collateral will be secured to cover the note balance; therefore no reserve has been established for this note.

In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. As of April 2003, TCI had funded $2.9 million of the line of credit and it was classified as nonperforming. In May 2003, TCI received a $433,000 principal paydown. Also during May 2003, TCI received 14.373 acres of unimproved land in Tarrant County, Texas, valued at $1.1 million, as a principal paydown. As of July 2003, the loan has been paid in full.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of September 2003, TCI funded $282,000 of the additional line of credit.

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

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of September 2003, TCI has funded $267,000 of the line of credit.

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

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at September 30, 2003, included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. (“BCM”), TCI’s advisor until July 1, 2003, also served as advisor to IORI and ARI until July 1, 2003. ARI is a related party that owns over 50% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

Effective July 1, 2003, Prime Asset Management, Inc., (“Prime”) became the advisor to TCI and ARI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips. Effective August 18, 2003, Prime changed its name to Prime Income Asset Management, Inc. On October 1, 2003, Prime Income Asset Management, LLC (“Prime LLC”), which is 100% owned by Prime, replaced Prime as the advisor to TCI.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

TCI’s investment in real estate entities, accounted for using the equity method, at September 30, 2003, was as follows:

Investee	Percentage of TCI’s Ownership at September 30, 2003	Carrying Value of Investment at September 30, 2003	Equivalent Investee Book Value at September 30, 2003	Market Value of Investment at September 30, 2003
IORI	24.0%	$3,660	$8,642	$4,425
ARI	6.5%	10,014	5,300	7,500

		13,674	$13,942	$11,925

Other		237

		$13,911

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first nine months of 2003 and 2002.

	2003		2002
Revenues	$110,676			$121,940
Equity in income of partnerships	<4,367	>		<578	>
Property operating expenses	<101,185	>		<102,587	>
Depreciation	<8,486	>		<12,316	>
Interest expense	<38,234	>		<53,798	>

Loss before gains on sale of real estate	<41,596	>		<47,339	>
Gain on sale of real estate	47,058			28,405

Net income <loss>	$5,462		$	<18,934	>

NOTE 5. MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. The change in market value between the date of purchase and September 30, 2003 was not material.

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

In July 2003, TCI paid $1.7 million to an affiliate for prior year’s legal fees incurred by Gene Phillips. Mr. Phillips is a related party and advisor to TCI.

In October 2003, TCI purchased a tract of land from an affiliate with a net purchase price of $2.6 million, reducing the affiliate receivable balance.

In November 2003, ARI paid $6.3 million in principal, accrued interest and closing costs on behalf of TCI as payment of the notes payables on five land tracts in Collin County. These funds were applied to the affiliate receivable balance.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles the beginning and ending balances of Accounts Receivable from Affiliates as of September 30, 2003.

	PRIME			BCM		ARI		IORI
Balance, December 31, 2002		$—		$11,398		$6,039		$	<5,260	>
Cash transfers		17,329		31,809		—			—
Cash repayments		<27,131	>	<31,484	>	—			—
Repayments through property transfers		—		<8,050	>	—			—
Repayment through affiliate refinance		—		<757	>	—			—
Advance through sale of note receivable		—		2,633		—			—
Other additions		8,019		29,724		<31	>		—
Other repayments		<7,724	>	<27,153	>	—			1,000

Balance, September 30, 2003	$	<9,507	>	$8,120		$6,008		$	<4,260	>

NOTE 7. NOTES AND INTEREST PAYABLE

In August 2003, TCI received a loan for $5.0 million that is secured by its investment in equity securities of Realty Korea CR-REIT Co., Ltd. No. 1. The loan is also secured by a second deed of trust on commercial properties in North Carolina and Texas. The loan bears interest at the prime rate plus 1%, requires monthly interest only payments and matures in August 2004.

In September 2003, the lender on one of TCI’s commercial properties located in Oklahoma notified TCI that the loan on the property was in default, due to TCI’s failure to make timely debt service payments. The balance owed on the loan is $3.3 million. At November 2003, negotiations with the lender are ongoing.

In October 2003, TCI received a construction loan for $15.5 million for the construction of a new apartment development in Lewisville, Texas.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2003, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)			Interest Rate		Maturity Date
First Quarter
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$	<29	>	6.63	%(1)	03/06
Stone Oak	San Antonio, TX	252 Units	2,500	—		2,500		5.00		04/03	(2)

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	6,000	4,824		1,134		5.25	(1)	01/10

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320	1,924		173		5.60		06/29

Shopping Centers
Bridgeview	La Crosse, WI	116,008 Sq.Ft.	6,500	—		6,152		6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700	2,650		1,048		6.25	(1)	04/05

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800	—		1,722		6.25	(1)	04/05

Third Quarter
Apartments
Tree House	Irving, TX	160 Units	5,100	2,518		2,132		5.00	(1)	08/13

Fourth Quarter
Land
Rasor	Plano, TX	24.5 Acres	1,260	—		—	(3)	7.00	(1)	11/04

(1)	Variable rate.
(2)	Loan paid in full during July 2003.
(3)	Funds received by an affiliate increasing the affiliate receivable balance by $1,226.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2002, TCI refinanced the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred		Debt Discharged	Net Cash Received/<Paid>		Interest Rate		Maturity Date
First Quarter
Industrial Warehouse
Addison Hanger(1)	Addison, TX	23,650 Sq.Ft.	$2,687		$1,580	$942		6.75	%(2)	02/07

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	2,700		2,797	<214	>	6.63	(2)	07/04
Verandas at City View	Ft. Worth, TX	314 Units	2,779	(3)	2,197	<2,224	>	7.00		03/44

Third Quarter
Apartments
Echo Valley	Dallas, TX	216 Units	1,639	(4)	—	448		6.65		12/43
Quail Creek	Lawrence, KS	95 Units	3,300		2,157	924		6.63	(2)	09/05

Land
McKinney 36(5)	Collin County, TX	34.58 Acres	425		956	<539	>	9.50		04/03
Sandison(5)	Collin County, TX	97.97 Acres	1,199		1,040	145		9.50		04/03
Solco-Allen(5)	Collin County, TX	55.80 Acres	686		305	374		9.50		04/03
Stacy Road(5)	Allen, TX	160.38 Acres	1,979		1,345	613		9.50		04/03
State Highway 121(5)	Collin County, TX	101.94 Acres	1,475		873	582		9.50		04/03
Watters Road(5)	Collin County, TX	97.00 Acres	1,189		—	1,180		9.50		04/03
Whisenant(5)	Collin County, TX	16.16 Acres	199		133	64		9.50		04/03

Fourth Quarter
Land
Dominion(6)	Dallas, TX	14.39 Acres	772		—	758		13.00		04/03
Manhattan(6)	Farmers Branch, TX	108.9 Acres	5,846		—	5,733		13.00		04/03
Pac Trust(6)	Farmers Branch, TX	7.11 Acres	382		—	370		13.00		04/03

(1)	The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(2)	Variable interest rate.
(3)	The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.
(4)	The Echo Valley Apartments are under construction. The $1.6 million debt incurred was to fund construction to date. The total construction funding for the project is $12.7 million.
(5)	The mortgages are cross-collateralized.
(6)	The mortgages are cross-collateralized.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in partnerships and equity gains on sales of real estate which totaled $529,000 and $2.2 million for the three and nine months ended September 30, 2003, respectively, and a loss of $423,000 and income of $3.2 million for the three and nine months ended September 30, 2002, respectively. Expenses that are not reflected in the segments are general and administrative expenses, discount on sale of note receivable, provision for asset impairment, provision for loss, minority interest, incentive, advisory and net income fees which totaled $4.9 million and $11.2 million for the three and nine months ended September 30, 2003, respectively, and $4.1 million and $13.4 million for the three and nine months ended September 30, 2002, respectively. Also excluded from segment assets are assets of $96.0 million at September 30, 2003, and $148.7 million at September 30, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2003 and 2002, and each segment’s assets at September 30.

Three Months Ended September 30, 2003	Land		Commercial Properties	Apartments	Hotels		Total
Rents	$200		$14,548	$14,177	$926		$29,851
Property operating expenses	403		7,998	10,677	637		19,715

Operating income <loss>	$ <203	>	$6,550	$3,500	$289		$10,136

Interest	$1,192		$5,201	$4,665	$135		$11,193
Depreciation	—		4,101	1,101	158		5,360
Real estate improvements	261		1,845	3,275	1,105		6,486
Assets	122,263		286,355	321,523	16,542		746,683

Property Sales:	Land		Commercial Properties	Apartments	Hotels		Total
Sales price	$2,600		$12,625	$14,668	$13,500		$43,393
Cost of sales	1,983		9,883	7,462	13,500		32,828

Gain on sale	$617		$2,742	$7,206	$—	(1)	$10,565	(1)

Nine Months Ended September 2003	Land		Commercial Properties	Apartments	Hotels		Total
Rents	$496		$43,309	$36,654	$2,393		$82,852
Property operating expenses	1,254		23,984	26,435	1,515		53,188

Operating income <loss>	$ <758	>	$19,325	$10,219	$878		$29,664

Interest	$2,807		$15,896	$10,842	$258		$29,803
Depreciation	34		10,950	3,628	491		15,103
Real estate improvements	382		3,674	29,282	1,881		35,219
Assets	122,263		286,355	321,523	16,542		746,683

Property Sales:	Land		Commercial Properties	Apartments	Hotels		Total
Sales price	$4,599		$35,517	$17,375	$18,848		$76,339
Cost of sales	3,595		25,699	9,171	18,848		57,313

Gain on sale	$1,004		$9,818	$8,204	$—	(2)	$19,026	(2)

(1)	Excludes $1.1 million of deferred gains on the sale of real estate.
(2)	Excludes $1.5 million of deferred gains on the sale of real estate.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8. OPERATING SEGMENTS (Continued)

Three Months Ended September 30, 2002	Land		Commercial Properties	Apartments	Hotels			Total
Rents	$130		$14,062	$10,036		$398		$24,626
Property operating expenses	414		9,090	7,478		485		17,467

Operating income <loss>	$ <284	>	$4,972	$2,558	$	<87	>	$7,159

Interest	$372		$6,309	$3,771		$206		$10,658
Depreciation	11		2,947	1,077		96		4,131
Real estate improvements	2		1,002	277		—		1,281
Real estate construction	—		—	25,871		—		25,871
Provision for asset impairment	—		—	351		—		351
Assets	91,723		325,965	256,842		35,237		709,767

Property Sales:	Land		Commercial Properties	Apartments				Total
Sales price	$3,600		$2,800	$31,013				$37,413
Cost of sales	3,600		2,179	17,890				23,669

Gain on sale	$—	(3)	$621	$13,123				$13,744	(3)

Nine Months Ended September 30, 2002	Land		Commercial Properties	Apartments	Hotels			Total
Rents	$411		$39,719	$29,747		$579		$70,456
Property operating expenses	1,185		23,640	20,720		926		46,471

Operating income <loss>	$ <774	>	$16,079	$9,027	$	<397	>	$23,985

Interest	$1,355		$13,854	$10,292		$344		$25,845
Depreciation	19		8,656	3,199		123		11,997
Real estate improvements	104		3,632	277		26		4,039
Real estate construction	—		—	48,938		5,417		54,355
Provisions for asset impairment	707		—	1,872		—		2,579
Assets	91,723		325,965	256,842		35,237		709,767

Property Sales:	Land		Commercial Properties	Apartments				Total
Sales price	$3,600		$38,907	$39,613				$82,120
Cost of sales	3,600		31,388	23,795				58,783

Gain on sale	$—	(3)	$7,519	$15,818				$23,337	(4)

(3)	Excludes $660,000 of deferred gains on the sale of real estate.
(4)	Excludes $2.1 million of previously deferred gains on sale of real estate.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the three and nine months ended September 30, 2003 and 2002, income from discontinued operations relates to 15 properties that TCI sold during 2003 and 19 properties that TCI sold during 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2003		2002	2003		2002
Revenue
Rental	$1,569		$6,243	$7,995		$22,748
Property operations	1,127		3,335	5,059		14,015

	442		2,908	2,936		8,733
Expenses
Interest	381		1,714	2,595		6,005
Depreciation	236		934	1,346		3,358

	617		2,648	3,941		9,363

Net loss from discontinued operations before gains on sale of real estate	<175	>	260	<1,005	>	<630	>
Gain on sale of operations	9,948		13,744	18,022		23,337
Equity in investees gain on sale of real estate	1,217		2	2,970		3,106

Net income from discontinued operations	$10,990		$14,006	$19,987		$25,813

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

Commitments. In January 2001, TCI exercised its option to extend the maturity date of three loans with a principal balance of $30.6 million secured by three office buildings in New Orleans, Louisiana. The lender disputed TCI’s right to extend the loans. This dispute was subject to litigation which is pending in the United States District Court for the Eastern District of Louisiana. In September 2003, the parties settled the dispute and the litigation has been dismissed with prejudice.

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

Liquidity and Capital Resources

TCI reported a net loss of $1.3 million for the three months ended September 30, 2003, which included the following non-cash charges: depreciation and amortization from real estate held for investment of $5.4 million, equity loss of equity investees of $1.2 million, equity investees gain on sale of real estate of $1.2 million and gain on sale of operations of $10.6 million. For the nine months ended September 30, 2003, TCI reported a net loss of $7.2 million, which included the following non-cash charges: depreciation from real estate held for investment of $15.1 million, equity loss of equity investees of $2.8 million, equity investees gain on sale of real estate of $3.0 million, gain on sale of operations of $19.0 million and discount on sale of note receivable of $104,000.

For the nine months ended September 30, 2003, net cash used in operating activities amounted to $10.1 million, interest receivable increased by $1.3 million due to additional notes receivable from seller financings, other assets decreased by $588,000, interest payable decreased by $709,000 due to notes paid or assumed on property sales and other liabilities decreased by $357,000 primarily due to an increase in deferred gains on property sales, which is offset by a decrease in affiliated payables.

Also for the nine months ended September 30, 2003, net cash used in investing activities was $4.7 million primarily due to real estate improvements of $35.2 million, payments for real estate acquisitions of $13.1 million, deposits on pending purchases of $8.6 million, additional fundings on notes receivable of $685,000, payments to purchase marketable securities of $5.0 million, and payments made under interest rate swap agreement. These outflows for investing activities were offset by the collection of $2.7 million on notes receivable, $50,000 contributed to equity investees, payments from advisor of $9.6 million and proceeds from sale of real estate of $45.7 million.

Net cash provided by financing activities of $9.4 million was due to proceeds received from the funding or refinancing of notes payable of $65.6 million; offset by cash payments of $54.8 million to paydown existing notes payable and $1.4 million for financing costs.

In the first nine months of 2003, TCI sold four apartments, four hotels, two shopping centers, two industrial warehouses, two land parcels and two office buildings for a total of $76.3 million, receiving $45.7 million in cash and extinguishing debt of $46.9 million after the payment of various closing costs.

Also in the first nine months of 2003, TCI financed or refinanced one office building, four apartments, two shopping centers and one industrial warehouse for a total of $30.3 million, receiving $14.9 million in cash after the payment of various closing costs.

Further in the first nine months of 2003, TCI purchased seven parcels of unimproved land, including the Maumelle, the Pulaski and the Sheffield Village land tracts for apartment construction and two shopping centers for $25.0 million. TCI paid $3.0 million in cash, including various closing costs, assumed existing mortgage debt of $2.7 million, acquired new debt of $3.0 million for the purchases of Maumelle, Pulaski and Sheffield Village and another $8.2 million for the new construction properties. TCI also incurred $28.7 million on property construction, of which $25.5 million was funded by debt. For the remainder of 2003 and the first half of 2004, TCI expects to spend an additional $81.0 million on property construction projects, of which $72.2 million will be funded by debt.

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

Results of Operations

TCI had a net loss of $1.3 million and $7.2 million in the three and nine months ended September 30, 2003, including gains on the sale of real estate totaling $9.9 million and $18.0 million, and a loss from discontinued operations of $175,000 and $1.0 million, respectively, compared to net income of $1.8 million and a net loss of $1.5 million in the corresponding periods in 2002, including gains on sale of real estate totaling $13.7 million and a gain from discontinued operations of $260,000, respectively, and $23.3 million gain on sale of real estate, and a loss from discontinued operations of $630,000, respectively. Fluctuations in this and other components of revenues and expense between the 2003 and 2002 periods are discussed below.

Rents in the three months ended September 30, 2003, increased to $29.9 million compared to $24.6 million in 2002. Of this increase, $1.8 million was due to the completion of five construction properties in 2003, and $500,000 was due to the completion of the Limestone Ranch Apartments and Hotel Akademia in 2002. Rents also increased by $1.5 million due to increased rent at TCI’s apartments and $1.2 million at TCI’s commercial properties.

Rents in the nine months ended September 30, 2003, increased to $82.9 million compared to $70.5 million in 2002. Of this increase, $4.0 million was due to the completion of five construction properties in 2003 and 2002. Rents also increased by $2.4 million and $4.0 million due to overall increased rents and occupancies at TCI’s apartments and commercial properties. Rents also increased by $1.8 million due to increased occupancies at the Hotel Akademia in Poland.

Property operations expense increased to $19.7 million and $53.2 million in the three and nine months ended September 30, 2003, compared to $17.5 million and $46.5 million in 2002. Of these three and nine month increases, $1.4 million and $2.8 million was due to the completion of the five construction properties in 2003 and 2002. Property operations expenses for TCI’s commercial properties increased by $1.3 million in the nine months ended September 30, 2003 due mainly to the purchase of Centura Office Tower in 2002. Property operations expenses for the remaining quarters of 2003 are expected to increase as TCI continues to upgrade the quality of apartments and commercial properties.

Interest and other income decreased to $486,000 and $2.0 million in the three and nine months ended September 30, 2003, compared to $756,000 and $2.8 million in 2002. The decrease was primarily due to collections of four loans in 2003 and 2002. Interest income for the remaining quarters of 2003 are expected to decrease due to the loans that were collected in 2003 and 2002.

Equity in losses of investees was $1.2 million and $2.8 million in the three and nine months ended September 30, 2003 compared to $1.2 million and $2.8 million in the three and nine months ended September 30, 2002. ARI had net income for 2003 compared to a loss for 2002 and IORI’s loss was less in 2003 than in 2002; however, these gains were offset by investees that recorded income in 2002 but have no income for 2003.

Interest expense increased to $11.2 million in the three months ended September 30, 2003, from $10.7 million in 2002. Of this increase, $1.0 million was due to the completion of two construction properties subject to debt in 2003 and 2002, and $820,000 was due to the purchase of multiple land tracts over the past 21 months. The increases were offset by decreases of $363,000 and $500,000 due to lower variable rates and principal paydowns at TCI’s apartments and commercial properties, respectively.

Interest expense increased to $29.8 million in the nine months ended September 30, 2003, compared to $25.8 million in 2002. Of this increase, $1.3 million was due to the purchase of five apartments, $3.2 million was due to purchase of three commercial properties and $800,000 was due to purchases and financings of eight land tracts. These increases were offset by decreases of $417,000 due to lower variable interest rates and $535,000 due to principal paydowns on TCI’s apartments and commercial properties.

Depreciation expense increased to $5.4 million and $15.1 million in the three and nine months ended September 30, 2003 from $4.1 million and $12.0 million in 2002. Of these increases, $1.0 million and $2.4 million were due to the purchase of four properties in 2003 and 2002 and $491,000 was due to the completion of Hotel Akademia in 2003. Depreciation expense for the remaining quarters of 2003 is expected to increase as TCI completes its apartment construction projects.

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

Advisory fees was $1.7 million and $5.1 million for the three and nine months ended September 30, 2003 compared to $1.5 million and $4.2 million for the same period ending September 30, 2002. Advisory fees are higher due to TCI increasing it’s total assets over the past year, which is the basis for the advisory fee calculation.

There was no net income fee due to affiliate in the three and nine months ended September 30, 2003. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had a net loss for the nine months ended September 30, 2003 and September 30, 2002 and no such fee has been accrued.

Incentive fee to affiliate criteria was not met in the three and nine months ended September 30, 2003. The incentive fee is payable to TCI’s advisor based on 10% of aggregate sales consideration less TCI’s cost of all properties sold during the year. In the nine months ended September 30, 2002, the criteria for the fee was not met.

General and administrative expenses increased to $3.4 million and $6.4 million in the three and nine months ended September 30, 2003, from $2.3 million and $6.7 million in 2002. These increases were mainly due to an increase in legal fees due to TCI reimbursing it’s advisor, BCM, $1.7 million for prior year legal fees for Gene Phillips.

In the three and nine months of 2003, gains on sale of real estate totaling $10.6 million and $19.0 million were recognized, including $999,000 on the sale of the Willow Wick Apartments, $2.5 million on the sale of the McLeod Industrial Warehouse, $4.6 million on the sale of the Tricon Portfolio, $384,000 on the sale of Solco-Valley Ranch land, $1.7 million on the sale of the Lincoln Court Apartments, $1.4 million on the sale of the Quail Creek Apartments, $4.2 million on the sale of the Stone Oak Apartments, $2.1 million on the sale of Bonita Plaza, $12,000 on the sale of the K-Mart, $590,000 on the sale of the Oak Tree Village Shopping Center and $617,000 on the sale of the Palm Desert land. Also, not calculated into the gains on sale of real estate is a $178,000 deferred gain on the sale of 4135 Beltline, a $427,000 deferred gain on the sale of the Majestic Inn, a $386,000 deferred gain on the sale of the City Suites hotel, a $282,000 deferred gain on the sale of The Majestic hotel, and a $412,000 deferred gain on the sale of the Willows hotel.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2003 and 2002; therefore, it recorded no provision for income taxes.

At September 30, 2003, TCI had a net deferred tax asset of $32.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2003, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$185,323	6.41%	$1,853

Total decrease in TCI’s annual net income			$1,853

Per share			$.23

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, TCI carried out an evaluation, under the supervision and with the participation of TCI’s management, including TCI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of TCI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, TCI’s Acting Principal Executive Officer and principal accounting officer concluded that TCI’s disclosure controls and procedures are effective in timely alerting him to material information relating to TCI (including its consolidated subsidiaries) required to be included in TCI’s periodic SEC filings.

(b)	There have been no significant changes in TCI’s internal controls or in other factors that could significantly affect TCI’s internal controls subsequent to the date TCI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Sunset Management Litigation. On September 17, 2001, American Realty Trust, Inc., a Georgia corporation (“ART”), ART Williamsburg, Inc., a Nevada corporation (“AWI”), Basic Capital Management, Inc., a Nevada corporation (“BCM”) and EQK Holdings, Inc., a Nevada corporation (“EQK”) obtained a $30.0 million loan from Sunset Management, LLC (“Sunset”). The initial maturity date of the loan was September 17, 2002, and the borrowers were entitled to a one-year extension of the loan to September 17, 2003 for a pay-down of the outstanding principal balance to $15.0 million. As part of the collateral for the loan, EQK pledged 2,129,701 shares of Common Stock of TCI, BCM pledged 920,507 shares of TCI Common Stock and ART pledged 472,097 shares of TCI Common Stock, at February 25, 2002, ART pledged an additional 150,000 shares of TCI Common Stock. The total of 3,672,305 shares pledged (approximately 45% of the total outstanding shares) were held by Commonwealth Land Title as “Pledge Holder” (“Commonwealth”). The loan was also secured by a lien on real property owned by AWI and a security agreement covering certain accounts receivable and other personalty owned by BCM and two other entities. Pursuant to the loan documents, Sunset advanced approximately $30.0 million to EQK and BCM. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI Common Stock after a paydown of $15.0 million which was made by the borrowers. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

The Texas Litigation alleged breach of contract, misrepresentation, breach of duty to good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in a federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of the TCI Common Stock held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instigated a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc. et al., Case No. A462587 pending in the District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset continued to seek to relitigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and a renewed motion for preliminary injunction and appointment of receiver over TCI in the Nevada Litigation.

Sunset has sought expedited relief and an expedited hearing of the Texas Litigation which the court refused to grant. The matter was set for a jury trial on December 8, 2003. In addition, the borrowers on the loan have sought to tender cash collateral to the court in lieu of the TCI stock, which motion was denied. TCI has only recently been added to the Texas Litigation party.

Even though the relief sought by Sunset in the Texas Litigation and the Nevada Litigation has either been denied or stayed, on June 10, 2003, an attorney representing Sunset appeared at the Annual Meeting of Shareholders of TCI attempting to vote 3,673,115 Shares of Common Stock of TCI under purported irrevocable proxies against the election of the four directors nominated in favor of the election of four affiliates of Sunset that Sunset seeks to nominate to serve as directors of TCI. The Inspector of Election at the Annual Meeting advised that Sunset’s attempt to exercise voting rights under proxies for the 3,673,115 shares was improper and would not be allowed, advising that EQK, BCM and ART held the absolute right to vote the 3,673,115 shares of TCI Common Stock so long as there was no event of default under the Sunset loan agreement. The Inspector of Election also observed at the Stockholders meeting that no evidence was before the Inspector from a court of law finding an event of default had occurred with respect to the Sunset loan documents, and therefore, such proxies would not be honored at that time. Subsequently, representatives of Sunset delivered on July 7, 2003 to TCI a form captioned Schedule 13D for an event occurring June 10, 2003, making certain disclosures, including an allegation that “Sunset acquired voting rights to 3,673,115 shares of TCI to protect the value of Sunset’s security interest in the 3,673,115 shares of TCI pledged as collateral for . . . obligations to Sunset.” Actually, only 3,672,305 shares of TCI Common Stock were pledged [810 shares less than Sunset alleges]. Such schedule 13D also provides that “Sunset plans to foreclose on the pledged TCI shares as soon as possible.” Such Schedule 13D advises that “Sunset would prefer to replace the four management directors [of TCI] with neutral individuals . . . or if neutral individuals are unavailable, Sunset intends to nominate and [vote] for the election of affiliates of Sunset as directors of TCI on an interim basis until neutral individuals with satisfactory backgrounds and knowledge can be elected as directors.”

On September 10, 2003, AWI removed the Texas Litigation to the bankruptcy court for the Northern District of Texas. On September 25, 2003, the Texas Litigation was transferred to the Eastern District of Texas. A conference on this matter is set for December 3, 2003.

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

A Current Report on Form 8-K, dated July 24, 2003, was filed with respect to Item 5. “Other Events,” which reports the litigation filed in Texas between American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02- 09433-I in the 162nd Judicial District Court of Dallas County, Texas.

A Current Report on Form 8-K, dated October 14, 2003, was filed with respect to Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits,” which reports the assignment of TCI’s Advisory Agreement with Prime to Prime LLC effective October 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2003	By:	/s/ Ronald E. Kimbrough
Ronald E. Kimbrough Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2003

Exhibit Number	Description	Page Number

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.