Form 10-K
period 2003-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2004-03-30
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

Commission File Number 1-9240

Transcontinental Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the New York Stock Exchange as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $24,546,325 based upon a total of 1,669,818 shares held as of June 30, 2003 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 19, 2004, there were 8,113,669 shares of common stock outstanding.

Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.

Commission File No. 1-14784

Consolidated Financial Statements of American Realty Investors, Inc.

Commission File No. 001-15663

INDEX TO

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Under the Code, TCI cannot re-qualify for REIT tax status for at least five years.

TCI’s real estate at December 31, 2003, consisted of 120 properties held for investment, one partnership property and 13 properties held for sale. In 2003, TCI purchased 10 properties held for investment. TCI’s mortgage notes receivable portfolio at December 31, 2003, consisted of 12 mortgage loans. TCI’s real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. “PROPERTIES.”

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2003, ARI owned 80.0% of the outstanding TCI common shares.

On October 23, 2001, TCI, Income Opportunity Realty Investors, Inc. (“IORI”) and American Realty Investors, Inc. (“ARI”) jointly announced a preliminary agreement with the plaintiff’s legal counsel of the derivative action entitled Olive et al. v. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the “Olive Litigation”). In February 2002, the court granted final approval of the proposed settlement (the “Olive Settlement”). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of TCI and IORI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of TCI and IORI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the TCI and IORI shares. The tender offer was completed on March 18, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock tendered by non-affiliated stockholders. Pursuant to the tender offers, ARI acquired 1,213,226 TCI shares and 265,036 IORI shares. The completion of the tender offers fulfilled the obligations under the Olive Settlement and the Olive Litigation, originally filed in February 1990, was dismissed with prejudice. TCI has the same board and the same advisor as ARI. Two of the directors of TCI are also directors of IORI.

Business Plan and Investment Policy

TCI’s business is investing in real estate through direct equity ownership and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. TCI’s real estate is located throughout the continental United States and one property is located in Poland. Information regarding TCI’s real estate and mortgage notes receivable portfolios is set forth in ITEM 2. “PROPERTIES”, and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” TCI has four operating segments, Apartments, Commercial Properties, Hotels and land ownership.

TCI’s business is not seasonal. Management has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, management’s plan of operation is to consider all types of real estate with an emphasis on properties generating current cash flow. Management expects to invest in and improve these properties to maximize both their immediate and long-term value. Management has also considered the development of apartment properties in selected markets primarily in Texas. Management also expects to consider property sales opportunities for properties in stabilized real estate markets where TCI’s properties have reached their potential. Management also expects to be an opportunistic seller of properties in markets that have become overheated, i.e. an abundance of buyers. Management’s operating strategy with regard to TCI’s properties is to maximize each property’s operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of the properties.

Management does not expect that TCI will seek to fund or acquire new mortgage loans in 2004. However, TCI may originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management intends to service and hold for investment the mortgage notes in TCI’s portfolio. However, TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI’s rights vigorously with respect to mortgage notes that are in default. TCI’s Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, its day-to-day operations were performed by Basic Capital Management, Inc. (“BCM”), a contractual advisor under the supervision of the Board. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”) under the same terms as BCM’s advisory agreement. PAMI is owned by Realty Advisors (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is indirectly owned by a trust for the children of Gene E. Phillips, and Syntek West, Inc. (which is owned by Mr. Phillips), owns 21% of Prime. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI. Prime is more fully described in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

BCM had provided advisory services to TCI from March 28, 1989 until June 30, 2003, when Prime replaced BCM as the contractual advisor to TCI. Prime also serves as advisor to ARI. The Directors of TCI are also directors of ARI. The officers of TCI also serve as officers of ARI, BCM and Prime. As of March 19, 2003 and after completion of the tender offer, TCI owned approximately 24.0% of IORI’s outstanding shares of common stock. ARI owned approximately 64.5% and Prime owned approximately 14.5% of the outstanding shares of TCI’s common stock.

Since February 1, 1990, affiliates of BCM and Prime have provided property management services to TCI. Currently, Triad Realty Services, Ltd. (“Triad”) provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”) a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 39 of TCI’s commercial properties to Regis Realty, Inc. (“Regis”), a related party, which was a company owned by GS Realty Services, Inc. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC (“Regis I”), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed TCI’s five hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed TCI’s five hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

TCI has no employees. Employees of Prime render services to TCI.

Competition

The real estate business is highly competitive and TCI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than those of TCI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of TCI’s properties also are competitive factors.

To the extent that TCI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which TCI’s properties are located, as well as by aggressive buyers attempting to penetrate or dominate a particular market.

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions,” the officers and Directors of TCI also serve as officers or directors of certain other entities, also advised by Prime, and which have business objectives similar to those of TCI. TCI’s Directors, officers and advisor owe fiduciary duties to such other entities as well as to TCI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, Directors and advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity’s existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

In addition, as also described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships,” TCI also competes with other entities which are affiliates of Prime and which have investment objectives similar to TCI’s and that may compete with it in purchasing, selling, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, Prime has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

TCI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management and Prime. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of TCI’s real estate and mortgage notes receivable portfolios. However, to the extent new property investments or mortgage lending is concentrated in any particular region or property type, the advantages of diversification may be mitigated.

ITEM 2.	PROPERTIES

TCI’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for TCI’s present operations.

Details of TCI’s real estate and mortgage notes receivable portfolios at December 31, 2003, are set forth in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning TCI’s real estate and mortgage notes receivable portfolios.

TCI’s real estate portfolio consists of properties held for investment, properties held for sale, which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable, and investments in partnerships. The discussion set forth below under the heading “Real Estate” provides certain summary information concerning TCI’s real estate and further summary information with respect to its properties held for investment, properties held for sale and its investment in partnerships.

At December 31, 2003, none of TCI’s properties, mortgage notes receivable or investment in partnerships exceeded 10% of total assets. At December 31, 2003, 81% of TCI’s assets consisted of properties held for investment, 7% consisted of properties held for sale, 4% consisted of mortgage notes and interest receivable and 2% consisted of investments in partnerships. The remaining 6% of TCI’s assets were invested in cash, cash equivalents and other assets. The percentage of TCI’s assets invested in any one category is subject to change and no assurance can be given that the composition of TCI’s assets in the future will approximate the percentages listed above.

TCI’s real estate is geographically diverse. At December 31, 2003, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under “Real Estate” below. At December 31, 2003, TCI held mortgage notes receivable secured by apartments and commercial properties in the Southwest and Southeast regions of the continental United States, as shown more specifically in the table under “Mortgage Loans” below.

Geographic Regions

Excluded from the above are 35 parcels of unimproved land and one hotel in Wroclaw, Poland, as described below.

Real Estate

At December 31, 2003, approximately 88% of TCI’s assets were invested in real estate. TCI invests primarily in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. TCI’s real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale (which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable).

Types of Real Estate Investments.    TCI’s real estate consists of commercial properties (office buildings, industrial warehouses and shopping centers), hotels and apartments having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. TCI may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

TCI’s real estate portfolio consists of 134 owned properties. Of the 134 properties, 12 apartments were sold to partnerships controlled by Metra Capital, LLC (“Metra”). See NOTE 7. “NOTES AND INTEREST PAYABLE.” Because the Metra sales transaction was accounted for as a finance transaction, TCI continues to account for the 12 properties as owned properties.

TCI typically invests in developed real estate. However, TCI has recently invested in unimproved land and apartment development and construction. To the extent that TCI continues to invest in development and construction projects, it will be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

At December 31, 2003, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$2,201	$18,385	$15,500
Breakwater Bay	Beaumont, TX	176 Units	1,691	7,776	9,545
Capitol Hill	Little Rock, AR	156 Units	3,303	7,276	9,500
DeSoto Ranch	DeSoto, TX	248 Units	16,184	2,036	16,273
Echo Valley	Dallas, TX	216 Units	10,848	3,371	12,715
Heather Creek	Mesquite, TX	200 Units	3,658	9,644	12,079
Kingsland Ranch	Houston, TX	398 Units	14,206	11,449	23,000
Verandas at City View	Fort Worth, TX	314 Units	14,339	8,505	19,393
Vistas at Pinnacle Park	Dallas, TX	332 Units	3,261	17,921	19,149

In 2002, TCI completed the 252 unit Limestone Ranch in Lewisville, Texas, the 284 unit Falcon Lakes Apartments in Arlington, Texas, the 190 unit Tivoli Apartments in Dallas, Texas, the 80 unit Waters Edge IV Apartments in Gulfport, Mississippi and the 161 room Hotel Akademia in Wroclaw, Poland. In 2003, TCI completed 186 unit Blue Lake Villas in Waxahachie, Texas, the 284 unit Falcon Lakes in Arlington, Texas, the 180 unit River Oaks Apartments in Wiley, Texas, the 384 unit Sendero Ridge Apartments in San Antonio, Texas, the 256 unit Spyglass Apartments in Mansfield, Texas and the 188 unit Windsong Apartments in Fort Worth, Texas.

In the opinion of management, the properties owned by TCI are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of TCI’s real estate (other than four hotels in the Pacific and Midwest regions, one hotel in Poland and 35 parcels of unimproved land, as described below) at December 31, 2003.

Region	Apartments	Commercial Properties
Pacific	—%	.90%
Midwest	.70	16.31
Southwest	94.87	55.33
Southeast	4.43	23.24
Mountain	—	4.22

	100.00%	100.00%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI’s investment in each region. TCI owns 35 parcels of unimproved land, two parcels for a total of 22.16 acres in the Southeast region and 33 parcels for a total of 1,025.38 acres in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of TCI’s real estate portfolio.

During 2003, the activity in TCI’s owned real estate portfolio was:

Owned properties at January 1, 2003	140
Properties purchased	10
Properties added from consolidation of partnerships	1
Properties sold	(17)

Owned properties at December 31, 2003	134

Properties Held for Investment.    Set forth below are TCI’s properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2003, 2002 and 2001, for apartments and commercial properties and average occupancy during 2003, 2002 and 2001 for hotels:

			Rent Per Square Foot			Occupancy %
Property	Location	Units/Square Footage	2003	2002	2001	2003	2002	2001
Apartments
4400	Midland, TX	92 Units/94,472 Sq. Ft.	$.49	$.49	$.49	86	86	95
Apple Lane	Lawrence, KS	75 Units/30,000 Sq. Ft.	1.05	1.04	1.04	100	93	99
Arbor Point	Odessa, TX	195 Units/178,920 Sq. Ft.	.45	.43	.41	95	87	91
Ashton Way	Midland, TX	178 Units/138,964 Sq. Ft.	.43	.43	.43	87	82	89
Autumn Chase	Midland, TX	64 Units/58,652 Sq. Ft.	.55	.54	.53	98	98	94
Bay Walk	Galveston, TX	192 Units/153,120 Sq. Ft.	.75	.74	.74	95	95	92
Bluelake Villas	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.91	**	**	93	**	**
Bluffs at Vista Ridge	Lewisville, TX	272 Units/257,432 Sq. Ft.	**	**	**	**	**	**
Breakwater Bay	Beaumont, TX	176 Units/145,688 Sq. Ft.	**	**	**	**	**	**
By the Sea	Corpus Christi, TX	153 Units/123,945 Sq. Ft.	.88	.86	.83	91	88	93
Capitol Hill	Little Rock, AR	156 Units/151,116 Sq. Ft.	**	**	**	**	**	**
Cliffs of Eldorado	McKinney, TX	208 Units/182,288 Sq. Ft.	.85	.85	.84	89	86	94
Courtyard	Midland, TX	133 Units/111,576 Sq. Ft.	.46	.45	.43	99	93	89
Coventry	Midland, TX	120 Units/105,608 Sq. Ft.	.44	.43	.43	84	91	77
DeSoto Ranch	DeSoto, TX	248 Units/240,718 Sq. Ft.	.94	**	*	98	**	*
Echo Valley	Dallas, TX	216 Units/199,656 Sq. Ft.	.89	**	*	97	**	*
El Chapparal	San Antonio, TX	190 Units/174,220 Sq. Ft.	.73	.72	.72	96	79	92
Fairway View Estates	El Paso, TX	264 Units/204,000 Sq. Ft.	.64	.63	.62	96	92	86
Fairways	Longview, TX	152 Units/134,176 Sq. Ft.	.58	.56	.54	93	92	93
Falcon Lakes	Arlington, TX	284 Units/207,960 Sq. Ft.	.96	.97	**	94	11	**
Fountain Lake	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.59	96	89	96
Fountains of Waterford	Midland, TX	172 Units/129,200 Sq. Ft.	.53	.53	.53	99	85	94
Harper’s Ferry	Lafayette, LA	122 Units/112,500 Sq. Ft.	.60	.59	.58	90	83	91
Heather Creek	Mesquite, TX	200 Units/170,212 Sq. Ft.	**	**	**	**	**	**
Hunters Glen	Midland, TX	212 Units/174,180 Sq. Ft.	.39	.38	.38	94	81	91
In the Pines	Gainesville, FL	242 Units/294,860 Sq. Ft.	.54	.54	.54	96	93	96
Island Bay	Galveston, TX	458 Units/374,784 Sq. Ft.	.83	.81	.81	91	90	87
Kingsland Ranch	Houston, TX	398 Units/350,574 Sq. Ft.	**	**	**	**	**	**
Limestone Canyon	Austin, TX	260 Units/216,000 Sq. Ft.	1.06	1.06	1.06	91	88	91
Limestone Ranch	Lewisville, TX	252 Units/219,600 Sq. Ft.	.94	.94	**	91	91	**
Marina Landing	Galveston, TX	256 Units/205,504 Sq. Ft.	.83	.82	.87	95	96	90
Mountain Plaza	El Paso, TX	188 Units/220,710 Sq. Ft.	.52	.51	.49	94	97	95
Oak Park IV	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.54	91	95	94
Paramount Terrace	Amarillo, TX	181 Units/123,840 Sq. Ft.	.60	.59	.57	93	91	94
Plantation	Tulsa, OK	138 Units/103,500 Sq. Ft.	.61	.61	.59	92	90	93
Quail Oaks	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.83	.83	.81	95	85	93
River Oaks	Wiley, TX	180 Units/164,604 Sq. Ft.	.86	**	**	98	**	**
Sendero Ridge	San Antonio, TX	384 Units/340,880 Sq. Ft.	1.01	**	**	80	**	**
Somerset	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.66	88	87	91
Southgate	Odessa, TX	180 Units/151,656 Sq. Ft.	.43	.43	.42	93	90	95
Spy Glass	Mansfield, TX	256 Units/239,264 Sq. Ft.	.95	**	*	97	**	*
Sunchase	Odessa, TX	300 Units/223,048 Sq. Ft.	.49	.49	.44	96	91	96
Terrace Hills	El Paso, TX	310 Units/233,192 Sq. Ft.	.70	.69	.67	96	93	91
Tivoli	Dallas, TX	190 Units/168,862 Sq. Ft.	.95	.96	**	92	27	**
Timbers	Tyler, TX	180 Units/101,666 Sq. Ft.	.60	.59	.57	92	93	92
Verandas at City View	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.60	**	**	92	**	**
Vistas at Pinnacle Park	Dallas, TX	332 Units/276,928 Sq. Ft.	**	**	*	**	**	*
Waters Edge IV	Gulfport, MS	80 Units/76,400 Sq. Ft.	.76	.76	**	94	74	**
Westwood	Odessa, TX	79 Units/49,001 Sq. Ft.	.44	.49	.48	100	80	92
Willow Creek	El Paso, TX	112 Units/103,140 Sq. Ft.	.57	.55	.54	96	94	94
Willo-Wick Gardens	Pensacola, FL	152 Units/153,360 Sq. Ft.	.55	.54	.54	91	84	91
Windsong	Fort Worth, TX	188 Units/169,464 Sq. Ft.	**	**	*	**	**	*
Woodview	Odessa, TX	232 Units/165,840 Sq. Ft.	.52	.51	.48	94	85	95

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	13.63	12.77	11.28	82	74	36
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	10.63	9.89	9.77	65	76	75
4135 Beltline Road	Addison, TX	90,000 Sq. Ft.	10.01	9.00	10.33	14	—	—
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	30.16	29.24	27.67	70	63	88
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	23.32	23.12	20.37	100	100	100
Amoco	New Orleans, LA	378,244 Sq. Ft.	13.37	12.73	12.07	78	79	79
Atrium	Palm Beach, FL	74,603 Sq. Ft.	10.68	12.73	12.69	63	64	82
Bay Plaza	Tampa, FL	75,780 Sq. Ft.	14.98	15.85	15.96	80	86	99
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	13.23	13.01	13.03	78	72	91
Brandeis	Omaha, NE	319,234 Sq. Ft.	14.16	12.98	10.88	73	76	89
Centura	Farmers Branch, TX	410,901 Sq. Ft.	23.79	24.02	*	61	52	*
Corporate Pointe	Chantilly, VA	65,918 Sq. Ft.	20.85	20.24	19.72	100	100	100

			Rent Per Square Foot			Occupancy %
Property	Location	Units/Square Footage	2003	2002	2001	2003	2002	2001
Office Buildings (continued)
Durham Center	Durham, NC	207,171 Sq. Ft.	17.73	17.79	17.65	83	98	94
Eton Square	Tulsa, OK	222,654 Sq. Ft.	11.60	11.35	11.27	38	42	63
Forum	Richmond, VA	79,791 Sq. Ft.	14.23	15.32	15.99	61	60	70
Institute Place	Chicago, IL	144,915 Sq. Ft.	17.21	17.13	16.23	83	88	95
Lexington Center	Colorado Springs, CO	74,603 Sq. Ft.	12.33	13.41	12.88	70	84	83
Mimado	Sterling, VA	35,127 Sq. Ft.	19.98	19.77	19.97	64	79	73
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	18.35	17.76	17.19	100	100	100
Parkway North	Dallas, TX	71,041 Sq. Ft.	18.08	17.41	17.00	64	72	73
Venture Center	Atlanta, GA	38,272 Sq. Ft.	17.87	18.53	17.85	28	71	100
Westgrove Air Plaza	Addison, TX	78,326 Sq. Ft.	13.26	13.96	13.54	94	66	81

Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000 Sq. Ft.	2.80	2.75	2.75	65	100	100
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	2.14	2.45	2.93	65	12	7
Addison Hanger	Addison, TX	23,650 Sq. Ft.	7.94	8.12	10.07	100	98	86
Addison Hanger II	Addison, TX	29,000 Sq. Ft.	9.64	9.33	7.21	92	97	12
Encon	Fort Worth, TX	256,410 Sq. Ft.	3.17	3.17	3.08	100	100	100
Space Center	San Antonio, TX	101,500 Sq. Ft.	3.43	3.46	3.18	84	84	89
Texstar	Arlington, TX	97,846 Sq. Ft.	2.28	2.19	2.11	100	100	100

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7.25	*	*	90	*	*
Cullman	Cullman, AL	92,466 Sq. Ft.	3.53	*	*	95	*	*
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	5.51	5.83	5.81	61	69	62
K-Mart	Cary, NC	92,033 Sq. Ft.	3.28	3.28	3.28	100	100	100
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	10.94	12.41	13.06	79	81	75
Sadler Square	Amelia Island, FL	70,295 Sq. Ft.	7.64	7.41	7.21	94	92	93

Other
Signature Athletic Club	Dallas, TX	56,532 Sq. Ft.

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2003	2002	2001	2003	2002	2001	2003	2002	2001
Hotels
Willows	Chicago, IL	52 Rooms	$121.24	$129.76	$130.37	53	49	53	$69.54	$63.35	$69.65
City Suites	Chicago, IL	45 Rooms	120.16	131.46	131.16	58	56	61	76.78	73.38	81.13
Majestic Inn	San Francisco, CA	57 Rooms	107.67	141.62	174.85	52	37	41	66.68	52.25	79.10
The Majestic	Chicago, IL	55 Rooms	124.47	133.79	129.63	48	52	55	57.86	64.31	71.52
Akademia	Wroclaw, Poland	161 Rooms	47.78	48.92	**	51	33	**	46.86	15.97	**

Property	Location	Acres
Land
1013 Common	New Orleans, LA	.413 Acres
2301 Valley Branch	Farmers Branch, TX	23.763 Acres
Alamo Springs	Dallas, TX	.678 Acres
Centura	Farmers Branch, TX	8.753 Acres
Dominion	Farmers Branch, TX	14.39 Acres
Fiesta	San Angelo, TX	.6657 Acres
Fruitland	Fruitland Park, FL	4.66 Acres
Folsom	Farmers Branch, TX	36.777 Acres
Hollywood Casino	Farmers Branch, TX	42.815 Acres
Lakeshore Villas	Humble, TX	16.89 Acres
Lamar/Parmer	Austin, TX	17.07 Acres
Las Colinas	Las Colinas, TX	4.7 Acres
Lemmon Carlisle	Dallas, TX	2.14 Acres
Limestone Canyon II	Austin, TX	9.96 Acres
Manhatten	Farmers Branch, TX	108.892 Acres
Marine Creek	Ft. Worth, TX	54 Acres
Mason Park	Houston, TX	18 Acres
Maumelle	Maumelle, AR	10.8 Acres
Mira Lago	Farmers Branch, TX	8.88 Acres
Nashville	Nashville, TN	16.57 Acres
Pac Trust	Farmers Branch, TX	7.07 Acres
Pulaski	Pulaski County, AR	21.9 Acres
Rasor	Plano, TX	24.5 Acres
Round Mountain	Austin, TX	18 Acres
Seminary West	Ft. Worth, TX	5.36 Acres
Sheffield Village	Grand Prairie, TX	13.9 Acres
West End	Dallas, TX	6.8 Acres

*	Property was purchased in 2002 or 2003.
**	Property was under construction.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 2003, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	$1,979	$383	$1,554%				—
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		—		—
Heather Creek(1)	Mesquite, TX	200 Units	2,523	449	2,074		—		—
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		—		—
Windsong	Fort Worth, TX	188 Units	11,939	1,194	10,745		7.20		10/43

Shopping Center
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq. Ft.	8,700	—	—		—		—
Cullman(2)	Cullman, AL	92,433 Sq. Ft.	2,000	—	2,650	(4)	16.75		3/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75		07/04
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05
Sheffield Village	Grand Prairie, TX	13.899 Acres	1,500	464	975		5.50	(5)	09/04

(1)	Land purchased for apartment construction.
(2)	Property received from a related party for forgiveness of debt.
(3)	Debt was paid off in April refinance. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(4)	Assumed debt.
(5)	Variable interest rate.

In 2003, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
Apartments
Lincoln Court	Dallas, TX	55 Units	$3,038	$1,834		$1,208	(1)	$1,654
Quail Creek	Lawrence, KS	96 Units	4,700	1,188		3,260		1,358
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,193
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476		3,684
Treehouse(5)	Irving, TX	160 Units	7,500	—		5,083	(12)	—	(6)
Willow Wick	North Augusta, NC	104 Units	2,707	255		1,943		999

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	8,034	1,647		5,944		2,139
Remington Tower	Tulsa, OK	90,009 Sq. Ft.	3,360	(80)		3,360	(1)	(1,056)
Industrial Warehouse
Kelly (301 Hilltop)	Dallas, TX	76,946 Sq. Ft.	1,800	—		1,712		639
Kelly (108th Street)	Dallas, TX	20,871 Sq. Ft.	675	—		634		357
McLeod	Orlando, FL	110,914 Sq. Ft.	5,450	2,980		1,902		2,490
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364		9,395		4,587
Shopping Center
K-Mart	Sheboygan, WI	74,532 Sq. Ft.	1,225	669		569		12
Oak Tree Village	Lubbock, TX	45,623 Sq. Ft.	3,366	—	(4)	1,328		590
Parkway Centre(7)	Dallas, TX	28,374 Sq. Ft.	4,000	—		1,640	(12)	—	(8)

Land
Eagle Crest(9)	Dallas, TX	19.99 Acres	4,000	—		—		—	(10)
Palm Desert	Palm Desert, CA	25.06 Acres	2,800	—	(3)	—		617
Sendero Ranch	Fort Worth, TX	14 Acres	300	292		—		(770)
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	—	(2)	—		384
State Highway 121/Watters Road(11)	Collin County, TX	37.08 Acres	2,188	1,197		912		1,410

(1)	Assumed debt.
(2)	Funds received by an affiliate increasing the affiliate receivable balance by $1,999.
(3)	Funds received by an affiliate increasing the affiliate receivable balance by $2,600.
(4)	Funds received by an affiliate increasing the affiliate receivable balance by $1,640.

(5)	Property sold to IORI, a related party, for assumption of debt and reduction of $2.4 million in affiliate receivables.
(6)	Excludes a $4.4 million deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Property sold to IORI, a related party, for assumption of debt and reduction of $2.3 million in affiliate receivables.
(8)	Excludes a $2.3 million deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(9)	Property sold to IORI, a related party, for forgiveness of debt.
(10)	Excludes a $1.7 million deferred gain from a related party sale. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(11)	Approximately 20 acres of Watters Road and 17.08 acres of State Highway 121 were sold together in a single transaction.
(12)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

In 2003, TCI financed/refinanced the following property:

Property	Location	Sq. Ft./ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$15		6.63	%(1)	03/06
Plantation	Tulsa, OK	138 Units	2,320	1,924	173		5.60		01/10
Stone Oak	San Antonio, TX	252 Units	2,500	2,699	2,500		5.00		04/03
Tree House	Irving, TX	160 Units	5,100	2,518	2,183		5.00	(1)	08/13

Office Building
1010 Common	New Orleans, LA	494,579 Sq. Ft.	5,574	7,876	1,320		5.50	(1)	12/06
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	6,286	7,108	—		5.50	(1)	12/06
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	3,425	6,269	—		5.25	(1)	12/06
Amoco	New Orleans, LA	378,244 Sq. Ft.	10,140	14,408	—		5.50	(1)	12/06
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	6,000	4,824	1,134		5.25	(1)	01/10
Countryside Retail Center	Sterling, VA	133,422 Sq. Ft.	17,342	16,102	101		5.25	(1)	12/06
Harmon	Sterling, VA	72,062 Sq. Ft.	8,869	7,569	—		5.25	(1)	12/06
Mimado	Sterling, VA	35,127 Sq. Ft.	4,790	4,486	—		5.25	(1)	12/06

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	1,800	—	1,722		6.25	(1)	04/05

Shopping Center
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152		6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	1,048		6.25	(1)	04/05

Land
Rasor	Plano, TX	24.5 Acres	1,260	—	—	(2)	7.00	(1)	11/04

(1)	Variable rate.
(2)	Funds received by an affiliate increasing the affiliate receivable balance by $1,226.

Properties Held for Sale.    Set forth below are TCI’s properties held for sale.

Property	Location	Acres
Apartments
Sandstone	Mesa, AZ	238 Units

Land
McKinney 36	Collin County, TX	34.58 Acres
Red Cross	Dallas, TX	2.89 Acres
Sandison	Collin County, TX	97.97 Acres
Solco—Allen	Collin County, TX	55.8 Acres
Stacy Road	Allen, TX	160.38 Acres
State Highway 121	Collin County, TX	101.94 Acres
Watters Road	Collin County, TX	97.00 Acres
Whisenant	Collin County, TX	16.16 Acres

Square Feet
Office Buildings
Countryside Retail Center	Sterling, VA	133,422 Sq.Ft.
Harmon	Sterling, VA	72,062 Sq.Ft.

Industrial Warehouses
Kelly Warehouses	Dallas, TX	197,150 Sq.Ft.
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.

Partnership Properties.    TCI accounts for partnership properties using the equity method. Set forth below are the properties owned by partnerships, the average annual rental rate for commercial properties, and occupancy rates at December 31, 2003, 2002 and 2001:

Property	Location	Square Footage	Rent Per Square Foot			Occupancy %
			2003	2002	2001	2003	2002	2001
Office Building
Prospect Park #29	Rancho Cordova, CA	40,807 Sq. Ft.	$—	$—	$19.52	—	—	72%

TCI is a 30% general partner in Sacramento Nine (“SAC 9”), which owns the Prospect Park #29 Office Building.

TCI recorded asset impairments of $4.7 million in 2003 and $2.6 million for 2002, representing the write down of certain operating properties to current estimated fair value. The assets for 2003 include the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
Brandeis	Omaha, NE	319,234 Sq. Ft.	$8,821	$13,630	$—	$4,515

Land
Red Cross	Dallas, TX	2.89 Acres	8,500	7,679	1,019	198

Brandeis was returned to the lien holder via a Deed in Lieu of Foreclosure on February 27, 2004 and the outstanding debt and accrued interest was used as the fair value. The gross impairment for Brandeis was $4.9 million but was reduced by $452,000 for the minority interest portion. Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

The assets for 2002 include the following properties:

Property	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Apple Lane	Lawrence, KS	75 Units	$1,580	$1,593	$238	$251
Fairway View	El Paso, TX	264 Units	5,700	5,242	863	405
Fountains of Waterford	Midland, TX	172 Units	1,900	2,006	285	391
Plantation	Tulsa, OK	138 Units	2,545	3,100	145	700
Sunchase	Odessa, TX	300 Units	4,100	3,479	746	125

Land
Red Cross	Dallas, TX	2.89 Acres	8,400	8,348	758	707

The Red Cross land was under contract to sell in 2002 and the sales price was used as fair value. The fair value determined for four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties. TCI refinanced the Plantation Apartments in May 2003, incurring a new note for $2.3 million and discharging debt of $1.9 million. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

Mortgage Loans

In addition to investments in real estate, a portion of TCI’s assets are invested in mortgage notes receivable, principally secured by real estate. TCI may originate mortgage loans in conjunction with providing purchase money financing of property sales. Management intends to service and hold for investment the mortgage notes in TCI’s portfolio. TCI’s mortgage notes receivable consist of first, wraparound and junior mortgage loans.

Types of Mortgage Activity.    TCI has originated its own mortgage loans, as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. BCM, in its capacity as a mortgage servicer, services TCI’s mortgage notes. TCI’s investment policy is described in ITEM 1. “BUSINESS—Business Plan and Investment Policy.”

Types of Properties Securing Mortgage Notes.    The properties securing TCI’s mortgage notes receivable portfolio at December 31, 2003, consisted of two apartments, five office buildings, unimproved land, a partnership interest, an assignment of claims from litigation and two unsecured loans. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI’s Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

At December 31, 2003, TCI’s mortgage notes receivable portfolio included seven mortgage loans with an aggregate principal balance of $23.6 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental

United States, one mortgage loan with an aggregate principal balance of $2.4 million secured by unimproved land in the Southwest region of the continental United States, one loan with a principal balance of $300,000 secured by a partnership interest, one loan with a principal balance of $4.3 million secured by an assignment of litigation proceeds and two unsecured loans with a principal balance of $64,000. At December 31, 2003, 3.6% of TCI’s assets were invested in notes and interest receivable.

The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI’s mortgage notes receivable at December 31, 2003. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for further details of TCI’s mortgage notes receivable portfolio.

Region	Apartments	Commercial Properties	Total
Southwest	3.8%	83.2%	87.0%
Southeast	4.6	8.4	13.0

	8.4%	91.6%	100.0%

A summary of the activity in TCI’s mortgage notes receivable portfolio during 2003 is as follows:

Mortgage notes receivable at January 1, 2003	13
Loans paid off	(5)
Loans funded	4

Mortgage notes receivable at December 31, 2003	12

During 2003, $4.5 million was collected in full payment of five mortgage notes and $141,000 in principal payments were received on other mortgage notes. At December 31, 2003, 1% of TCI’s assets were invested in mortgage notes secured by non-income producing real estate, comprised of a second lien mortgage note secured by 33 acres of unimproved land in Travis County, Texas and a loan secured by a partnership interest.

First Mortgage Loans.    TCI invests in first mortgage notes with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a “balloon” principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee’s title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. TCI may grant participations in first mortgage loans that it originates to other lenders.

In July 2001, TCI funded a $1.7 million mortgage loan secured by a first lien on 44.6 acres of unimproved land in Fort Worth, Texas, and a 100% interest in a partnership. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments and matured in June 2002. In September 2002, TCI received $1.3 million on the note. With this payment, TCI agreed to release the lien on the 44.6 acres substituting a second lien on 21.61 acres of unimproved land in Tarrant County, Texas, from the borrower to secure the remaining $689,000 in debt. TCI has extended the maturity to November 2002. In May 2003, the loan was paid off, including accrued but unpaid interest.

In December 2003, TCI purchased a note receivable secured by a second lien on 33 acres of raw land in Travis County, Texas at par value from ARI for $2.4 million as a paydown on an affiliate loan balance. This note bears interest at 10%, requires interest only payments in November 2007 and matures in October 2008.

Junior Mortgage Loans.    TCI may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of TCI’s assets. At December 31, 2003, 3% of TCI’s assets were invested in junior and wraparound mortgage loans.

The following discussion briefly describes the junior mortgage loans that TCI originated as well as events that affected previously funded junior mortgage loans during 2003.

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

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of March 2004, TCI has funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. No payments have been received and this note is considered nonperforming. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as security for the note. TCI is also working on securing additional collateral for this note and restructuring the terms of the note. The agreement requires interest to accrue at the default rate of 18%.

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

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of February 2004, TCI has funded $323,000 of the additional line of credit.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in

Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In October 2003, TCI sold One Hickory to IORI for a $12.2 million, less prorations, for a wrap-round promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and mature in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest.

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

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments and matures in June 2005. As of March 2004, TCI has funded all $300,000 of the line of credit.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments of $54,000 and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

In June 2003, TCI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bears interest at a fixed rate of 5% and requires all interest and principal payments be paid at maturity on December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. Current negotiations are ongoing to extend the loan or collect payment.

In December 2003, TCI purchased a note receivable secured by 33 acres of raw land in Travis County, Texas from ARI for $2.4 million, which reduced ARI’s affiliate payable to Prime and TCI. The note bears interest at 10% per annum, requires interest only payments beginning in November 2007 and matures in October 2008.

Partnership mortgage loans.    TCI owns a 60% general partner interest and IORI owns a 40% general partner interest in Nakash Income Associates (“NIA”), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.	LEGAL PROCEEDINGS

Olive Litigation

During May 2003, the class and derivative action originally filed in February 1999 entitled Olive, et al. v. National Income Realty Trust, et al. (the “Olive Litigation”), relating to the operation and management of five entities, was dismissed with prejudice. The Olive Litigation had been the subject to a settlement on April 23, 1990, various amendments thereto and amendments to the Modifications. Although during the course and progress of the Olive Litigation over more than 13 years, several status conferences on this matter were held, there were no court orders or findings on any of the plaintiffs’ allegations in its Original Complaint or any amendments. On October 23, 2001, TCI, IORI and ARI jointly announced a preliminary agreement with the plaintiff’s legal counsel for complete settlement of all disputes in the lawsuit. For further information, see Item 1 “Legal Proceedings” included in TCI’s Second Quarter Report on Form 10-Q for the six months ended June 30, 2002.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TCI’s Common Stock is traded on the New York Stock Exchange (“NYSE”) using the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.

Quarter Ended	High	Low
March 31, 2004 (through March 19, 2004)	$17.33	$14.60

March 31, 2003	18.55	16.43
June 30, 2003	18.92	13.99
September 30, 2003	16.70	11.79
December 31, 2003	16.73	11.79

March 31, 2002	16.82	15.50
June 30, 2002	20.55	16.27
September 30, 2002	21.82	16.20
December 31, 2002	18.00	15.80

As of March 19, 2004, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $15.00 per share.

As of March 19, 2004, TCI’s Common Stock was held by 4,616 holders of record.

TCI paid no dividends in 2003, 2002 or 2001, and management believes no dividends will be paid in 2004. In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of TCI’s Common Stock. The non-payment decision was based on the Board determining that TCI needed to retain cash for acquisitions that were anticipated in 2001 and 2002.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In October 2000, the Board increased this authorization to 1,409,000 shares. Through December 31, 2001, a total of 409,765 shares had been repurchased at a cost of $3.3 million. In September 2001, the Board approved a private block purchase of 593,200 shares of Common Stock for a total cost of $9.5 million. No shares were repurchased in 2002 or 2003.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share)
EARNINGS DATA
Rents	$114,422	$95,794	$115,439	$133,173	$73,469
Property expense	73,603	64,362	68,510	74,608	38,959

Operating income	40,819	31,432	46,929	58,565	34,510
Other income	11,584	313	2,924	1,814	555
Gain on real estate	—	—	48,333	50,550	40,517

Total other income	11,584	313	51,257	52,364	41,072
Other expense	80,122	71,225	79,078	81,594	45,324

Income (loss) from continuing operations	(27,719)	(39,480)	19,108	29,335	30,258
Discontinued operations	26,597	44,331	703	447	(39)

Net income (loss)	(1,122)	4,851	19,811	29,782	30,219
Preferred dividend requirement	(126)	(190)	(172)	(22)	(30)

Net income (loss) applicable to Common shares	$(1,248)	$4,661	$19,639	$29,760	$30,189

Basic and Diluted Earnings Per Share
Basic	$(.16)	$.58	$2.32	$3.45	$7.05
Diluted	$(.16)	$.58	$2.28	$3.45	$7.05

Dividends per Common share	$—	$—	$—	$.54	$.60

Weighted Average Common Shares Outstanding
Basic	8,078,108	8,057,361	8,478,377	8,631,621	4,283,574
Diluted	8,078,108	8,057,361	8,615,465	8,637,290	4,283,574

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for investment, net	$719,076	$736,977	$622,171	$639,040	$599,746
Real estate held for sale	61,457	22,510	516	1,824	1,790
Notes and interest receivable, net	30,741	27,953	22,049	8,172	11,530
Total assets	880,990	858,489	709,152	731,885	714,195
Notes and interest payable	608,240	586,628	461,037	501,734	503,406
Stockholders’ equity	219,963	222,394	216,768	200,560	179,112
Book value per share	$27.11	$27.55	$26.95	$23.22	$20.76

TCI purchased 10 properties for a total of $36.9 million in 2003, 16 properties for a total of $107.7 million in 2002, 17 properties for a total of $62.5 million in 2001, 18 properties for a total of $103.9 million in 2000, 10 properties for a total of $51.2 million and obtained an additional 64 properties through merger with CMET in 1999. TCI sold 13 properties, two warehouses in the Kelly portfolio and 5 parcels of land for $86.6 million in 2003, 18 properties and a partial land parcel for a total of $117.6 million in 2002, 22 properties, one warehouse in the Kelly portfolio and three partial land parcels in 2001 for a total of $161.5 million, 20 properties in 2000 for a total of $113.5 million, and 11 properties in 1999 for a total of $117.4 million. See ITEM 2. “PROPERTIES—Real Estate” and ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, TCI no longer met the requirement for tax treatment as a REIT due to a concentration of ownership.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of TCI’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. TCI’s critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. TCI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. TCI’s estimates are subject to revision as market conditions and TCI’s assessments of them change. In the fourth quarter of 2003, TCI recognized $4.4 million and $192,000 as impairment losses, and in the second and third quarter of 2002, TCI recognized $1.9 million and $700,000 as impairment losses.

TCI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and TCI’s assessment of its ability to meet its lease or interest obligations. TCI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

TCI’s management periodically discusses criteria for estimates and disclosure of its estimates with the audit committee of TCI’s Board of Directors.

Obligations and Commitments

TCI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates TCI’s expected contractual obligations and commitments subsequent to December 31, 2003. (Dollars in thousands)

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt (1)	$621,516	$178,386	$115,612	$75,444	$252,074
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	2,305	2,305	—	—	—

(1)	TCI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

Other long-term liabilities represent TCI’s intentions to purchase the interests of general and limited partners formed to construct residential properties.

Liquidity and Capital Resources

Cash and cash equivalents were $6.4 million, $10.6 million and $10.3 million at December 31, 2003, 2002 and 2001, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

TCI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management anticipates that TCI’s cash at December 31, 2003, along with cash that will be generated in 2004 from property operations, will not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell income producing real estate, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

Net cash provided by operations was $3.7 million in 2003 compared to net cash used in operations of $9.1 million in 2002 and $895,000 in 2001. Cash flow from property operations is rents collected less payment for property operating expenses or net rental income. The increase in operating cash from 2002 to 2003 was due to an increase in net rental income from new apartments that finished construction in 2002 and 2003 and an increase in commercial net rental income due to Centura Tower, which was purchased in June 2002. Cash also increased due to less spending on general and administrative expenses from 2002 to 2003. These gains were offset by the sales of real estate during 2002 and 2003 and from higher interest expense paid during 2003. Net cash used in property operations decreased from 2001 to 2002 due lower net rental income from the sale of commercial properties and apartments in 2002 and 2001 and an increase in interest paid in 2002. These decreases in 2002 were offset by lower spending on general and administrative expenses and advisory fees, as well as an increase in interest income collected. Management believes that cash flow may decrease from property operations as a result of selling of income producing properties.

Management expects that funds from existing cash resources, selective sales of income producing properties, refinancing of real estate, and additional borrowings against real estate will be sufficient to meet TCI’s cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that TCI’s liquidity permits or financing sources are available, management intends to make new real estate investments.

Net cash used in investing activities was $26.9 million in 2003 compared to $67.0 million in 2002 and net cash provided of $36.1 million in 2001. Cash from investing activities increased in 2003 due to TCI spending less on real estate construction and improvements and an increase in payments received from TCI’s advisor. These cash increases were offset by cash decreases due to less collected on notes receivable, less real estate sold, the purchase of marketable securities and increases in deposits on pending real estate purchases. Cash from investing activities decreased from 2001 to 2002 due to a substantial increase in real estate construction in 2002 and an increase in payments made to TCI’s advisor. These decreases in cash were offset by an increase in cash due to higher collections on notes receivable during 2002.

Net cash provided by financing activities was $19.1 million in 2003 compared to $76.3 million in 2002 and net cash used of $47.1 million in 2001. Cash from financing activities decreased in 2003 due to higher payments on notes payable and lower proceeds from notes payable refinancings and property sales as compared to 2002. Cash from financing activities decreased from 2001 to 2002 due to higher proceeds from notes payable, offset by higher payments on notes payable in 2002. 2001 was also lower due to the repurchase of common stock in a private block purchase.

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

Results of Operations

TCI had a net loss of $1.2 million in 2003, including gains on sale of real estate totaling $28.1 million, net income of $4.9 million in 2002, including gains on sale of real estate totaling $43.9 million and net income of $19.8 million in 2001, including gains on sale of real estate totaling $48.9 million. Fluctuations in the components of revenues and expense between 2003, 2002 and 2001 are discussed below.

Rents were $114.4 million in 2003, $95.8 million in 2002, and $115.4 million in 2001. Of the increase in rents from 2002 to 2003, $11.7 million was due to the completion and rental income coming from properties under construction in 2002 and 2003, $3.4 million was due to Centura Tower, which TCI purchased from ARI in June 2002, $1.6 million was from increased rents at TCI’s New Orleans office buildings, and $1.6 million was from increased revenues from Hotel Akademia in Poland. The decrease in rents from 2001 to 2002 is primarily due to decreased rents of $3.9 million and $10.8 million due to the sale of six commercial properties and 15 apartments, respectively, in 2001, and $608,000 and $1.5 million was due to lower occupancies at TCI’s apartments and hotels, respectively. These decreases were offset by increases of $3.0 million and $5.4 million from the purchase of two commercial properties and five apartments, respectively in 2002 and 2001, $1.9 million and $1.0 million was due to the completion of four apartments and one hotel, respectively in 2002, and $623,000 was due to increased rents at TCI’s commercial properties. Rents are expected to increase in 2004 as TCI completes the properties under construction.

Property operations expenses were $ 73.6 million in 2003, $64.4 million in 2002 and $68.5 million in 2001. Of the increase in property operations from 2002 to 2003 $7.5 million was due to the properties under construction, $1.6 million was due to Centura Tower, which TCI purchased from ARI in June 2002 and $400,000 was due to an increase at TCI’s hotels. The decrease in property operations from 2001 to 2002 is mostly due to 15 apartments being sold in 2001, offset by new construction properties in 2002, and a reduction in property expenses at TCI’s hotels in 2002. Property operating expenses are expected to increase as TCI continues to construct apartments in 2004.

Interest and other income was $6.7 million in 2003, $4.1 million in 2002 and $2.9 million in 2001. The increase in 2003 was due to a $3.8 million litigation settlement TCI received, offset by the pay off of seven of TCI’s loans in 2002. The increase in 2002 was due to TCI funding seven loans in 2002. Interest income in 2004 is expected to decrease due to seven notes maturing in 2004.

Prior to the first quarter of 2001, TCI accounted for its investment in ARI, an affiliate, as an available for sale marketable security. In the first quarter of 2001, TCI began accounting for its investment in ARI using the equity method. Equity losses of investees was $4.3 million in 2003, $3.8 million in 2002 and $628,000 in 2001. The losses from equity investees are primarily attributed to increased operating losses for IORI and ARI. Equity losses may continue with decreases in operating income due to selling of income producing properties.

Interest expense was $38.9 million in 2003, $36.2 million in 2002 and $36.8 million in 2001. Of the increase in interest expense from 2002 to 2003, $3.8 million was due to new loans on construction properties and two new loans on commercial properties. A $3.0 million increase in 2003 due to Centura Tower was offset by interest expense reductions due to the sale of 17 commercial properties in 2002 and 2003. The decrease in interest expense from 2001 to 2002 is due to the sale of six commercial properties and 15 apartments, respectively in 2001, and to principal paydowns and lower variable rates for TCI’s land, commercial and apartment properties, respectively. These decreases were offset by an increase in interest expense due to the purchase of six land parcels, two commercial properties, five apartments and one hotel, respectively subject to debt in 2002 and 2001, the financing and refinancing of four land parcels held for investment, three commercial properties and 17 apartments in 2002, an increase in the interest rate at TCI’s Chicago hotels, and payments for an interest swap agreement TCI entered into in 2002. Interest expense is expected to increase or remain constant as TCI completes construction projects and increases its debt by refinancings.

Depreciation expense was $21.2 million in 2003, $17.1 million in 2002 and $17.1 million in 2001. Of the increase in depreciation expense from 2002 to 2003, $700,000 was due to Centura Tower, which was purchased in June 2002, $600,000 was from completed construction properties in 2002 and 2003, $300,000 was from an increase in TCI’s hotels and $2.4 million was from two commercial properties purchased in 2003. Depreciation expense from 2001 to 2002 was relatively the same, with increases in 2002 due to the purchase of two commercial properties and five apartments in 2002 and 2001, the completion of four apartments and one hotel in 2002, and higher tenant and building improvements at TCI’s commercial properties during 2002. These increases were offset by decreases due to the sale of six commercial properties and 15 apartments in 2001. Depreciation expense is expected to increase or remain constant as TCI completes construction projects during 2004.

TCI recorded asset impairments of $4.7 million in 2003 and $2.6 million for 2002, representing the write down of certain operating properties to current estimated fair value.

The assets for 2003 include the following properties:

Property	Location	Sq. Feet/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
Brandeis	Omaha, NE	319,234 Sq. Ft.	$8,821	$13,630	$—	$4,515

Land
Red Cross	Dallas, TX	2.89 Acres	8,500	7,679	1,019	198

Brandeis was returned to the lien holder via a Deed in Lieu of Foreclosure on February 27, 2004 and the outstanding debt and accrued interest were used as the fair value. The gross impairment for Brandeis was $4.9 million but was reduced by $452,000 for the minority interest portion. Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

The assets for 2002 include the following properties:

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

The Red Cross land was under contract to sell in 2002 and the sales price was used as fair value. The fair value determined for four apartments above were agreed upon purchase prices as part of the refinancing transaction with Metra Capital, LLC. The costs to sell were actual fees paid to refinance the properties. TCI refinanced the Plantation Apartments In May 2003, incurring a new note for $2.3 million and discharging debt of $1.9 million. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

Advisory fee expense was $4.9 million in 2003, $4.5 million in 2002, and $5.3 million in 2001. The increase in 2003 was due to higher average gross assets during the year. The decrease in 2002 was due to a $1.4 million operating expense refund from BCM. See NOTE 12. “ADVISORY AGREEMENT.” This decrease was offset by an increase in advisor fees due to a 20% increase in gross assets, the basis of the fee. Advisory fees are expected to decrease as TCI sells properties.

Net income fee to affiliate was $0 in 2003, $374,000 in 2002, and $1.9 million in 2001. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had a net loss for 2003, so no net income fee is due.

Incentive fee to affiliate was $3.2 million in 2001. The incentive fee is payable to TCI’s advisor based on 10% of aggregate sales consideration less TCI’s cost of all properties sold during the year. No incentive fee was paid in 2002 or 2003.

Realized losses on investments of $3.1 million were recognized in 2001. TCI recognized a previously unrealized loss on ARI’s marketable equity securities of $3.1 million in 2001.

General and administrative expenses were $9.1 million in 2003, $8.8 million in 2002 and $11.5 million in 2001. The increase in 2003 was due to higher state income taxes offset by decreases in consulting and professional fees and cost reimbursements to the advisor, offset by higher legal costs and franchise taxes. The decrease from 2001 to 2002 was mainly due to decreases in consulting fees, taxes and cost reimbursements to the advisor. General and administrative expenses are expected to remain constant or decrease from decreased litigation and consulting fees.

Loss on foreign currency transaction was $3.3 million and $2.5 million in 2003 and 2002 , respectively. Loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro has strengthened against the Zloty over the past two years, which has resulted in TCI recognizing this charge.

Income from discontinued operations was $26.6 million in 2003, $44.3 million in 2002 and $703,000 in 2001. Income from discontinued operations relates to 15 properties and 5 parcels of land that TCI sold during 2003, 18 properties that TCI sold during 2002, and eight parcels of land, one apartment, two office buildings and two warehouses designated as held for sale. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Year Ended December 31,
	2003	2002	2001
Revenue
Rental	$9,753	$26,996	$20,719
Property operations	5,716	15,813	12,552

	4,037	11,183	8,167

Expenses
Interest	4,128	7,287	4,639
Depreciation	1,456	3,523	2,825

	5,584	10,810	7,464

Net income (loss) from discontinued operations before gains on sale of real estate	(1,547)	373	703
Gain on sale of operations	23,291	38,945	—
Equity in investees gain on sale of real estate	4,853	5,013	—

Net income from discontinued operations	$26,597	$44,331	$703

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

In 2003, 2002 and 2001, gains on sale of real estate totaling $28.1 million, $44.0 million and $48.9 million were recognized. See NOTE 2. “REAL ESTATE.”

Related Party Transactions

Historically, TCI, ARI, IORI, and others have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated parties.

Operating Relationships

TCI received rents of $175,000 in 2003, $88,000 in 2002 and $120,000 in 2001 from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

Property Transactions

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation from ARI, for $4.4 million. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income (“cap rate”) of 7.0%. The business purpose of the transaction was for TCI to make an equity investment in Two Hickory anticipating a profitable return.

In February 2002, TCI sold a $2.0 million senior participation interest in a loan to IORI. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” Management determined that TCI could benefit from the increase in cash and decrease its notes receivable outstanding portfolio.

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

In April 2002, TCI purchased 100% of the following entities from ARI: Garden Confederate Point, L.P., Garden Foxwood, L.P., Garden Woodsong, L.P. and ART One Hickory Corporation for $10.0 million. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” The purchase price for these entities was determined based on a cap rate of 8.41% for the partnerships and 7.0% for ART One Hickory Corporation. The business purpose of the transaction was for TCI to make an equity investment in the entities anticipating a profitable return.

In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building from ARI for $50.0 million. See NOTE 2. “REAL ESTATE.” The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return.

Also in June 2002, TCI purchased five parcels of unimproved land from ARI: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Palm Desert land parcels. See NOTE 2. “REAL ESTATE.” The purchase price of the Hollywood Casino land was determined based on an appraised rate of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Palm Desert land parcels was determined based on appraised rates of $2.00, $3.56, $4.00 and $1.48 per square foot, respectively. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land.

In December 2002, TCI purchased NLP/CH, Ltd. partnership, which owns the Centura land parcel from ARI. See NOTE 2. “REAL ESTATE.” The purchase price was determined based on an appraised rate of $34.89 per square foot. The business purpose of the transaction was for TCI to construct apartments on the land adjacent to its Centura Tower office building.

In March 2003, TCI sold 4135 Beltline to a related party for $4.4 million, including the assumption of debt. Due to the sale being to a related party to TCI and TCI having continued involvement and control of this entity, this transaction has not been recorded as a sale. This property and corresponding debt will continue to be consolidated by TCI.

In March 2003, TCI purchased 100% of EQK Cullman, Inc. and EQK Bridgeview Plaza, Inc., which own Cullman Shopping Center and Bridgeview Plaza shopping center, respectively, from ARI with a net purchase price of $10.7 million, including the assumption of debt. The purchase price was determined on cap rates of 10.2% and 10.8%, respectively. The business purpose of the transaction was to pay down an affiliate receivable balance.

In December 2003, TCI sold Transcontinental Parkway Corporation, which owns Parkway Centre shopping center to IORI for $4.0 million, including the assumption of debt. The business purpose of this transaction was to pay down TCI’s payable balance to an affiliate.

In December 2003, TCI sold Transcontinental Brewery, Inc., which owns Eagle Crest land to IORI for $4.0 million. The business purpose of this transaction was to pay down IORI’s receivable from TCI.

In December 2003, TCI sold Transcontinental Treehouse Corporation, which owns Treehouse Apartments, to IORI for $7.5 million, including the assumption of debt. The business purpose of the transaction was to pay down TCI’s payable balance to an affiliate.

In December 2003, TCI sold six properties to subsidiaries of United Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. Management is seeking lender approval on the transfer of the notes associated with these property transactions.

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

Inflation

The effects of inflation on TCI’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, TCI’s earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt will be affected.

Tax Matters

Prior to the year 2000, TCI elected and in the opinion of management, qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. During the third quarter of 2000, due to a concentration in ownership, TCI no longer met the requirements for tax treatment as a REIT under the Code. Under the Code, TCI is prohibited from re-qualifying for REIT tax status for at least five years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

TCI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the effect of the changes on future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

TCI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. TCI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. TCI’s interest rate sensitivity position is managed by TCI’s finance department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of TCI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on TCI’s financial statements of refinancing fixed debt that matured during 2003 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates in 2004. If market interest rates for variable rate debt average 100 basis points more in 2004 than they did during 2003, TCI’s interest expense would increase, and income would decrease by $1.3 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2003. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Notes receivable
Variable interest rate-fair value							$4,303

	2004	2005	2006	2007	2008	Thereafter	Total
Instrument’s maturities	$4,303	$—	$—	$—	$—	$—	$4,303
Instrument’s amortization	—	—	—	—	—	—	—
Interest	65	—	—	—	—	—	65
Average rate	18.00%	—%	—%	—	—	—
Fixed interest rate-fair value							$25,850

	2004	2005	2006	2007	2008	Thereafter	Total
Instrument’s maturities	$18,024	$1,392	$—	$4,299	$2,387	$—	$26,102
Instrument’s amortization	50	55	62	68	31	—	266
Interest	2,557	1,567	311	287	71	—	4,793
Average rate	10.14%	10.26%	6.99%	6.60%	6.55%	—

Liabilities
Non-trading Instruments-Equity Price Risk
Notes payable
Variable interest rate-fair value							$116,919

	2004	2005	2006	2007	2008	Thereafter	Total
Instrument’s maturities	$62,273	$29,217	$733	$26,108	$—	$10,565	$128,896
Instrument’s amortization	3,629	4,559	2,245	2,345	555	10,186	23,519
Interest	6,154	3,559	2,218	1,642	1,508	11,800	26,881
Average rate	5.80%	4.80%	4.70%	5.00%	4.90%	5.00%
Fixed interest rate-fair value							$499,169

	2004	2005	2006	2007	2008	Thereafter	Total
Instrument’s maturities	$105,220	$26,895	$36,388	$23,736	$11,725	$67,419	$271,383
Instrument’s amortization	7,264	7,791	7,785	5,563	5,412	163,903	197,718
Interest	27,808	24,170	22,107	21,329	19,117	288,411	402,942
Average rate	8.60%	7.40%	7.20%	7.20%	7.20%	7.00%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of

Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, other comprehensive income/(loss) and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note 22, Transcontinental Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

As discussed in Note 19, in 2002 the Company changed its method of accounting for discontinued operations.

BDO SEIDMAN, LLP

Dallas, Texas

March 30, 2004

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$807,371	$818,636
Less—accumulated depreciation	(88,295)	(81,659)

	719,076	736,977
Real estate held for sale	61,457	22,510
Notes and interest receivable
Performing (including $18,793 in 2003 and $12,574 in 2002 from related parties)	27,894	26,608
Nonperforming, nonaccruing	4,303	2,682

	32,197	29,290
Less—allowance for estimated losses	(1,456)	(1,337)

	30,741	27,953
Investment in real estate entities	14,271	13,757
Marketable equity securities, at market value	5,000	—
Cash and cash equivalents	6,434	10,558
Other assets (including $4,819 in 2003 and $19,187 in 2002 from affiliates and related parties)	44,011	46,734

	$880,990	$858,489

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$608,240	$586,628
Liabilities related to assets held for sale	18,225	15,724
Other liabilities (including $ 607 in 2003 and $5,272 in 2002 to affiliates and related parties)	34,688	31,099

	661,153	633,451

Commitments and contingencies

Minority interest	(126)	2,644
Stockholders’ equity
Preferred Stock
Series A; $.01 par value; authorized, 6,000 shares; issued and outstanding 0 shares in 2003 and 5,829 shares in 2002 (liquidation preference $0)	—	—
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,113,669 shares in 2003 and 8,072,594 shares in 2002	81	81
Paid-in capital	256,914	257,040
Accumulated deficit	(36,416)	(35,294)
Accumulated other comprehensive income (loss)	(616)	567

	219,963	222,394

	$880,990	$858,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(dollars in thousands, except per share)
Property revenue
Rents	$114,422	$95,794	$115,439
Property operations	73,603	64,362	68,510

Operating income	40,819	31,432	46,929

Other income
Interest and other income	6,683	4,131	2,924
Equity loss of equity investees	(4,291)	(3,818)	(628)
Gain on debt extinguishment	4,392	—	—
Gain on condemnation award	4,800	—	—
Gain on sale of real estate	—	—	48,961

	11,584	313	51,257
Other expense
Interest	38,943	36,159	36,809
Depreciation	21,199	17,143	17,136
Provision for asset impairment	4,713	2,579	—
Provision for losses	—	169	281
Discount on sale of note receivables	104	—	—
Advisory fees	4,935	4,465	5,346
Net income fee	—	374	1,850
Incentive fees	—	—	3,167
General and administrative	9,149	8,774	11,496
Realized loss on investments	—	—	3,059
Loss on foreign currency transactions	3,309	2,455	—
Minority interest	(2,230)	(893)	(66)

	80,122	71,225	79,078

Net income (loss) from continuing operations	(27,719)	(39,480)	19,108

Discontinued Operations
Income (loss) from operations	(1,547)	373	703
Gain on sale of operations	23,291	38,945	—
Equity in investees gain on sale of real estate	4,853	5,013	—

	26,597	44,331	703
Net income (loss)	(1,122)	4,851	19,811
Preferred dividend requirement	(126)	(190)	(172)

Net income (loss) applicable to Common shares	$(1,248)	$4,661	$19,639

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(3.45)	$(4.92)	$2.24
Discontinued operations	3.29	5.50	.08

Net income (loss) applicable to Common shares	$(.16)	$.58	$2.32

Diluted earnings
Net income (loss) from continuing operations	$(3.45)	$(4.92)	$2.20
Discontinued operations	3.29	5.50	.08

Net income (loss) applicable to Common shares	$(.16)	$.58	$2.28

Weighted average Common shares used in computing earnings per share
Basic	8,078,108	8,057,361	8,478,377
Diluted	8,078,108	8,057,361	8,615,465

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
	(dollars in thousands, except shares)
Balance, January 1, 2001	8,636,354	$86	$263,489	$(59,956)	$(3,059)	$200,560
Issuance of Series C Preferred Stock, 30,000 shares	—	—	3,000	—	—	3,000
Comprehensive income
Realized (loss) on marketable equity securities of affiliate	—	—	—	—	3,059	3,059
Net income	—	—	—	19,811	—	19,811

						22,870
Fractional shares	(560)
Repurchase of Common Stock	(593,200)	(6)	(9,484)	—	—	(9,490)
Series A Preferred Stock cash dividend ($5.00 per share)	—	—	(29)	—	—	(29)
Series B Preferred Stock cash dividend ($.38 per share)	—	—	(115)	—	—	(115)
Series C Preferred Stock cash dividends ($.95 per share)	—	—	(28)	—	—	(28)

Balance, December 31, 2001	8,042,594	80	256,833	(40,145)	—	216,768
Comprehensive income
Unrealized (loss) on foreign currency translation	—	—	—	—	567	567
Net income	—	—	—	4,851	—	4,851

						5,418
Issuance of Common Stock upon exercise of stock options	30,000	1	397	—	—	398
Series A Preferred Stock cash dividend ($5.00 per share)	—	—	(29)	—	—	(29)
Series C Preferred Stock cash dividends ($5.00 per share)	—	—	(161)	—	—	(161)

Balance, December 31, 2002	8,072,594	81	257,040	(35,294)	567	222,394
Comprehensive income
Unrealized (loss) on foreign currency translation	—	—	—	—	(1,183)	(1,183)
Net loss	—	—	—	(1,122)	—	(1,122)

						(2,305)
Series A Preferred Stock cash dividend ($5.00 per share)	—	—	(29)	—	—	(29)
Series C Preferred Stock cash dividends ($5.00 per share)	—	—	(97)	—	—	(97)
Conversion of 5,829 Series A Preferred Stock into Common Stock	41,075	—	—	—	—	—

Balance, December 31, 2003	8,113,669	$81	$256,914	$(36,416)	$(616)	$219,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net loss to net cash used by operating activities
Net Income/(Loss)	$(1,122)	$4,851	$19,811
Adjustments to reconcile net loss to net cash provided by <used in> operating activities
Depreciation and amortization	$22,655	$20,666	$19,705
Provision for loss	104	169	—
Amortization of deferred borrowing costs	3,134	3,253	1,478
Gain on sale of real estate	(28,144)	(43,958)	(54,270)
Provision for asset impairment	4,713	2,579	—
Equity in loss of equity investees	4,291	3,818	5,950
Realized loss on investments	—	—	3,059
Distributions from operating cash flow of equity investees	—	—	646
Gain on extinguishment of debt	(4,392)	—	—
Gain on condemnation award	(4,800)	—	—
Loss on foreign currency transaction	3,309	2,455	—
Loss allocated to minority interest	(2,230)	(893)	(66)
Increase in interest receivable	(683)	(665)	(137)
<Increase> decrease in other assets	1,670	(4,940)	805
Increase <decrease> in interest payable	311	1,397	(185)
Increase in other liabilities	4,880	2,156	2,309

Net cash provided by <used in> operating activities	3,696	(9,112)	(895)

Cash Flows from Investing Activities
Collections on notes receivable (including $1,241 in 2003 and $1,333 in 2002 from affiliates)	4,651	16,193	6,042
Funding of notes receivable (including $14,481 in 2002 and $1,970 in 2001 from affiliates)	(736)	(18,337)	(19,455)
Acquisitions of real estate	(14,250)	(12,688)	(19,669)
Real estate improvements	(4,462)	(7,001)	(9,139)
Real estate construction (including $4,050 in 2003 and $4,678 in 2002 to affiliates)	(59,055)	(104,235)	(24,478)
Proceeds from sale of real estate	56,635	106,085	100,818
Payments made under interest rate swap agreement	(87)	(272)	—
Purchase of marketable equity securities	(5,000)	—	—
Refunds/(deposits) on pending purchase	(9,784)	(716)	(724)
Payments (to) from advisor	5,264	(39,739)	3,368
Net advance to affiliates	—	(6,232)	(553)
Contributions to equity investees	(48)	(15)	(151)

Net cash provided by (used in) investing activities	(26,872)	(66,957)	36,059

Cash Flows from Financing Activities
Payments on notes payable	(124,659)	(95,731)	(66,063)
Proceeds from notes payable	146,072	176,069	29,094
Payments to minority interests	—	(704)	—
Dividends paid	—	(104)	(172)
Repurchase of Common Stock	—	—	(9,490)
Deferred financing costs	(2,361)	(3,647)	(510)
Proceeds from exercise of stock options	—	398	—

Net cash provided by (used in) financing activities	19,052	76,281	(47,141)

Net increase (decrease) in cash and cash equivalents	(4,124)	212	(11,977)
Cash and cash equivalents, beginning of year	10,558	10,346	22,323

Cash and cash equivalents, end of year	$6,434	$10,558	$10,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(43,016)	$(41,379)	$(39,452)

Notes payable assumed on purchase of real estate	2,650	63,555	37,776
Notes payable assumed by buyer on sale of real estate	11,291	12,110	42,784
Series B Preferred Stock issued in conjunction with purchase of real estate	—	—	(1,500)
Series C Preferred Stock issued in conjunction with purchase of real estate	—	—	3,000
Limited partnership interest received on sale of real estate	—	—	1,500
Funds collected by affiliate on sale of note receivable	2,633	—	—
Notes receivable provided on sale of real estate	4,760	6,700	—
Real estate refinancing proceeds received by affiliate	1,226	—	—
Real estate received on exchange with related party	—	4,145	—
Real estate received from related party as payment of debt	10,700	46,200	—
Notes receivable payments received by affiliate and added to affiliate receivable balance	—	2,544	—
Issuance of note payable for which cash proceeds were received by the advisor	6,239	4,000	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Transcontinental Realty Investors, Inc. and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2003, ARI owned 80.0% of the outstanding TCI common shares.

Certain balances for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.     Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. In October 2001, TCI announced a preliminary agreement for the acquisition of TCI by American Realty Investors, Inc. (“ARI”). See NOTE 22. “COMMITMENTS AND CONTINGENCIES AND LIQUIDITY.”

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

Interest recognition on notes receivable.    It is TCI’s policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses.    Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company’s investment in the note exceeds the estimated fair value of the collateral securing such note.

Recent Accounting pronouncements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2003; however, disclosures are required currently if TCI expects to consolidate any variable interest entities. TCI does not currently believe that any entities will be consolidated as a result of FIN 46.

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

Real estate held for investment and depreciation.    Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

Real estate held for sale.    Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale is recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Foreign Currency Translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders’ equity. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments resulted in losses of $3.3 million in 2003 and $2.5 million in 2002.

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in noncontrolled equity investees.    The equity method is used to account for investments in partnerships which TCI does not control but for which significant influence can be exerted, and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., (“IORI”) and ARI. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional advances and decreased by a proportionate share of the investee’s operating losses and distributions received.

Operating segments.    Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

Fair value of financial instruments.    The following assumptions were used in estimating the fair value of notes receivable and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of TCI’s interest in the collateral property was used. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2001 include 301,548 shares to reflect the dilutive effect of options and convertible preferred stock to purchase shares of common stock. For the year ended December 31, 2003 and 2002, 251,886 and 223,784 weighted average shares, respectively, were excluded from the calculation of dilutive earnings per share because the effect of their inclusion would be antidilutive.

Stock-based employee compensation.    TCI accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

The following table represents the effect on net income and earnings per share if TCI had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2003	2002	2001
	(dollars in thousands, except per share amounts)
Net income (loss) applicable to common shares, as reported	$(1,248)	$4,661	$19,639
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(109)	(105)	(190)

Proforma net income applicable to common shares	$(1,357)	$4,556	$19,449

Net income (loss) per share
Basic, as reported	$(.16)	$.58	$2.32
Basic, pro forma	$(.17)	$.57	$2.30

Diluted, as reported	$(.16)	$.58	$2.28
Diluted, pro forma	$(.17)	$.57	$2.26

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.	REAL ESTATE

In 2003, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	$1,979	$383	$1,554%				—
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		—		—
Heather Creek(1)	Mesquite, TX	200 Units	2,523	449	2,074		—		—
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		—		—
Windsong	Fort Worth, TX	188 Units	11,939	1,194	10,745		7.20		10/43

Shopping Center
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq. Ft.	8,700	—	—		—		—
Cullman(2)	Cullman, AL	92,433 Sq. Ft.	2,000	—	2,650	(4)	16.75		3/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75		07/04
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05
Sheffield Village	Grand Prairie, TX	13.899 Acres	1,500	464	975		5.50	(5)	09/04

(1)	Land purchased for apartment construction.
(2)	Property received from a related party for forgiveness of debt.
(3)	Debt was paid off in April refinance. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(4)	Assumed debt.
(5)	Variable interest rate.

In 2002, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Apartments
Blue Lakes Villas(1)	Waxahachie, TX	186 Units	$1,012	$1,048	$—		—%		—
DeSoto Ranch(1)	DeSoto, TX	248 Units	1,364	1,489	2,246		7.18		12/43
Echo Valley(1)	Dallas, TX	216 Units	787	788	—		—		—
Spy Glass(1)	Mansfield, TX	256 Units	1,280	1,042	2,303		7.50		08/43
Vistas at Pinnacle Park(1)	Dallas, TX	382 Units	3,202	414	2,788		6.25		07/44

Office Building
Centura(2)	Farmers Branch, TX	410,901 Sq. Ft.	50,000	—	43,739	(3)	13.00	(4)	07/03

Shopping Center
Oak Tree Village(5)	Lubbock, TX	45,623 Sq. Ft.	1,467	196	1,389	(3)	8.48		11/07

Land
2301 Valley Branch	Farmers Branch, TX	23.76 Acres	4,165	1,000	3,124		4.00		08/05
Centura(2)	Farmers Branch, TX	8.75 Acres	13,300	—	7,150	(3)	13.50		03/03
Hollywood Casino(2)	Dallas, TX	42.64 Acres	16,987	—	6,222	(3)	9.50		03/03
Lakeshore Villas(5)	Humble, TX	16.89 Acres	947	127	—		—		—
Marine Creek(2)	Ft. Worth, TX	54 Acres	3,700	—	1,500	(3)	9.00		01/03
Mason Park(2)	Houston, TX	18 Acres	2,790	—	2,600	(3)	14.00		02/03	(5)
Nashville(2)	Nashville, TN	16.57 Acres	1,890	—	955	(3)	15.50		07/03
Palm Desert(2)	Palm Desert, CA	61 Acres	4,625	—	—		—		—
Rasor(5)	Plano, TX	24.5 Acres	2,319	310	—		—		—

(1)	Land purchased for apartment construction.
(2)	Property received from ARI, a related party, for payment of debt.
(3)	Assumed debt.
(4)	Weighted average. The Centura Tower is encumbered by two loans, one for $28.7 million at 10.5% and the other for $15.0 million at 17.9%.
(5)	Property exchanged with American Realty Investors, Inc. (“ARI”), a related party, for the Plaza on Bachman Creek Retail Center and the reduction of $600,000 in affiliate receivables.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
Apartments
Lincoln Court	Dallas, TX	55 Units	$3,038	$1,834		$1,208	(1)	$1,654
Quail Creek	Lawrence, KS	96 Units	4,700	1,188		3,260		1,358
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,193
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476		3,684
Treehouse(5)	Irving, TX	160 Units	7,500	—		5,083	(12)	—	(6)
Willow Wick	North Augusta, NC	104 Units	2,707	255		1,943		999

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	8,034	1,647		5,944		2,139
Remington Tower	Tulsa, OK	90,009 Sq. Ft.	3,360	(80)		3,360	(1)	(1,056)

Industrial Warehouse
Kelly (301 Hilltop)	Dallas, TX	76,946 Sq. Ft.	1,800	—		1,712		639
Kelly (108th Street)	Dallas, TX	20,871 Sq. Ft.	675	—		634		357
McLeod	Orlando, FL	110,914 Sq. Ft.	5,450	2,980		1,902		2,490
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364		9,395		4,587

Shopping Center
K-Mart	Sheboygan, WI	74,532 Sq. Ft.	1,225	669		569		12
Oak Tree Village	Lubbock, TX	45,623 Sq. Ft.	3,366	—	(4)	1,328		590
Parkway Centre(7)	Dallas, TX	28,374 Sq. Ft.	4,000	—		1,640	(12)	—	(8)

Land
Eagle Crest(9)	Dallas, TX	19.99 Acres	4,000	—		—		—	(10)
Palm Desert	Palm Desert, CA	25.06 Acres	2,800	—	(3)	—		617
Sendero Ranch	Fort Worth, TX	14 Acres	300	292		—		(770)
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	—	(2)	—		384
State Highway 121/Watters Road(11)	Collin County, TX	37.08 Acres	2,188	1,197		912		1,410

(1)	Assumed debt.
(2)	Funds received by an affiliate increasing the affiliate receivable balance by $1,999.
(3)	Funds received by an affiliate increasing the affiliate receivable balance by $2,600.
(4)	Funds received by an affiliate increasing the affiliate receivable balance by $1,640.
(5)	Property sold to IORI, a related party, for assumption of debt and reduction of $2.4 million in affiliate receivables.
(6)	Excludes a $4.4 million deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Property sold to IORI, a related party, for assumption of debt and reduction of $2.3 million in affiliate receivables.
(8)	Excludes a $2.3 million deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(9)	Property sold to IORI, a related party, for forgiveness of debt.
(10)	Excludes a $1.7 million deferred gain from a related party sale. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(11)	Approximately 20 acres of Watters Road and 17.08 acres of State Highway 121 were sold together in a single transaction.
(12)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received	Debt Discharged	Gain/(Loss) on Sale
Apartments
4242 Cedar Springs	Dallas, TX	76 Units	$2,600	$971	$1,288	$1,252
Camelot	Largo, FL	120 Units	5,263	1,616	3,298	1,517
Country Crossing	Tampa, FL	227 Units	5,800	1,836	3,726	3,142
Gladstell Forest	Conroe, TX	168 Units	4,875	1,713	2,360	2,050
Grove Park	Plano, TX	188 Units	7,425	2,498	4,504	3,341
Heritage on the River	Jacksonville, FL	301 Units	12,475	4,317	7,606	5,162
Primrose	Bakersfield, CA	162 Units	5,000	1,722	2,920	659
Southgreen	Bakersfield, CA	80 Units	3,600	1,011	2,381	(72)
Trails of Windfern	Houston, TX	240 Units	7,350	2,379	3,654	2,453

Office Building
Hartford	Dallas, TX	174,513 Sq. Ft.	4,000	—	—	—	(1)
Jefferson	Washington, DC	71,877 Sq. Ft.	16,550	5,957	9,679	3,421
NASA	Clear Lake, TX	78,159 Sq. Ft.	2,600	2,341	—	1,341
Plaza Tower	St. Petersburg, FL	186,281 Sq. Ft.	17,100	8,313	6,909	8,093
Savings of America	Houston, TX	68,634 Sq. Ft.	2,800	1,104	1,185	621
Windsor Plaza	Windcrest, TX	80,522 Sq. Ft.	4,250	3,813	—	895

Industrial Warehouse
Central Storage	Dallas, TX	216,035 Sq. Ft.	4,000	2,095	1,063	1,241

Shopping Center
Chelsea Square	Houston, TX	70,275 Sq. Ft.	4,200	1,940	1,986	1,056
Plaza on Bachman Creek(2)	Dallas, TX	80,278 Sq. Ft.	4,707	—	—	—

Land
Palm Desert	Palm Desert, CA	36 Acres	3,600	685	—	666

(1)	Excludes a $920,000 deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Property was exchanged with ARI, a related party, for the Oak Tree Village Shopping Center and two parcels of land; the Rasor land parcel and Lakeshore Villas land parcel. TCI also reduced the affiliate receivable from ARI by $600,000.

NOTE 3.	NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

	2003		2002
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing	$25,850	$26,368	$26,295	$25,765
Nonperforming, nonaccruing	4,303	4,303	2,682	2,682

	$30,153	30,671	$28,977	28,447

Interest receivable		1,526		843

		$32,197		$29,290

Interest income is not recognized on nonperforming notes receivable. For the year 2001, unrecognized interest income on nonperforming notes totaled $192,500.

Notes receivable at December 31, 2003, mature from 2004 through 2008 with interest rates ranging from 4.25% to 18.0% per annum, with a weighted average rate of 10.88%. Notes receivable are generally nonrecourse and are generally collateralized by real estate. Scheduled principal maturities of $22.3 million are due in 2004.

In June 2003, TCI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bears interest at a fixed rate of 5% and requires all interest and principal payments be paid at maturity on December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. Current negotiations are ongoing to extend the loan or collect payment.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2003, an unsecured loan of $22,000 was made to an individual. The note bears interest at a fixed rate of 12% and requires all interest and principal payments be paid at maturity in January 2004. This note, including accrued and unpaid interest, was paid in full in March 2004.

In January 2002, a mortgage loan with a principal balance of $608,000 was paid off, including accrued but unpaid interest. With the payoff of the note, TCI recognized a previously deferred gain on the sale of the property of $608,000.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of February 2004, TCI has funded $323,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of February 2004, TCI has funded $300,000 of the line of credit.

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

In July 2001, TCI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant County, Texas. The note receivable bears interest at 16.0% per annum, requires monthly interest only payments beginning in September 2001 and matures in July 2003. In March 2002, TCI received a $1.8 million principal payment. In July 2003, this loan was paid off, including accrued but unpaid interest.

Also in July 2001, TCI funded a $1.7 million mortgage loan secured by a second lien on 44.6 acres of unimproved land in Fort Worth, Texas. The note receivable bears interest at 16.0% per annum, requires monthly payments of accrued interest beginning September 2001 and each month thereafter and matured January 2002. In January 2002, the note was extended until November 2002. In May 2003, the loan was paid off, including accrued but unpaid interest.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of March 2004, TCI has funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. No payments have been received and this note is considered nonperforming. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as security for the note. TCI is also working on securing additional collateral for this note and restructuring the terms of the note. The agreement requires interest to accrue at the default rate of 18%.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Related Party.    In December 2003, TCI purchased a note receivable secured by a second lien on 33 acres of raw land in Travis County, Texas at par value from ARI for $2.4 million as a paydown on an affiliate loan balance. This note bears interest at 10%, requires interest only payments in November 2007 and matures in October 2008.

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

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed that these assets shall produce at least a 12% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wrap-round promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest.

In July 2002, the Woodsong Apartments were sold. ARI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. The $2.6 million received by ARI is included in other assets on the accompanying balance sheet.

In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. (“NM”), a wholly-owned subsidiary of ARI, a related party, for $2.0 million cash. NM owns the 41,840 sq. ft. Executive Court Office Building in Memphis, Tennessee. ARI has guaranteed that the asset will produce at least a 12% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note receivable from ARI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2003	2002	2001
Balance January 1,	$1,337	$818	$537
Provision for loss	—	169	281
Fully reserved notes receivable	119	350	—

Balance December 31,	$1,456	$1,337	$818

NOTE 5.	INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

Investment in equity method real estate entities consisted of the following:

	2003	2002
American Realty Investors, Inc. (“ARI”)	$9,654	$9,468
Income Opportunity Realty Investors, Inc. (“IORI”)	4,423	3,983
Sacramento Nine (“SAC 9”)	219	285
Other	(25)	21

	$14,271	$13,757

TCI owns an approximate 6.5% interest in ARI, a publicly held real estate company, having a market value of $104.0 million at December 31, 2003. At December 31, 2003, ARI had total assets of $558.7 million and owned 24 apartments, 10 commercial properties, seven hotels and 39 parcels of unimproved land. In 2003, ARI sold 12 apartments, five commercial properties, two hotels and 18 parcels of unimproved land for a total of $197.5 million, receiving net cash of $37.8 million after paying off $96.5 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $63.0 million on the sales of which TCI’s equity share was $4.1 million. In 2002, ARI sold 18 apartments, five commercial properties and 13 parcels of unimproved land for a total of $287.4 million, receiving net cash of $22.2 million after paying off $155.0 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $50.5 million on the sales of which TCI’s equity share was $3.3 million.

Based on the ownership percentage of TCI’s investment in ARI and ARI’s market value, TCI’s investment in ARI has a market value of approximately $6.8 million at December 31, 2003. The carrying value of this investment is approximately $9.7 million at December 31, 2003. Management continues to believe that the market value of ARI temporarily undervalues its assets and therefore, no impairment of TCI’s investment in ARI has been recorded.

TCI owns an approximate 24.0% interest in IORI, a publicly held real estate investment company. At December 31, 2003, IORI had total assets of $101.1 million and owned eight apartments in Texas, four office buildings (three in Texas and one in Virginia), one industrial warehouse in Texas, and one parcel of unimproved land in Texas. In 2003, IORI sold three office buildings and a parcel of unimproved land for a total of $55.7 million, receiving net cash of $10.1 million after paying off $9.5 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $3.0 million on the sales of which TCI’s equity share was $715,000. In 2002, IORI sold two office buildings for a total of $19.2 million, receiving net cash of $8.6 million after paying off $9.3 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $6.8 million on the sales of which TCI’s equity share was $1.6 million.

Prior to the first quarter of 2002, TCI accounted for its investments in Tri-City, Nakash and Jor-Trans on the equity method. TCI was a 63.7% limited partner and IORI was a 36.3% general partner in Tri-City, and TCI is a 60% general partner and IORI is a 40% limited partner in Nakash. TCI owns a 55% limited and general partnership interest in Jor-Trans. TCI makes all partnership operating and policy decisions of the partnerships and TCI has the right to approve the sale or refinancing of principal assets, or approve the acquisition of partnership assets. For Tri-City, IORI as general partner only had protective rights in the partnership. TCI and IORI share two of the same members of the Board of Directors. Consequently, because TCI has a greater than 50% ownership over the operations of Tri- City, Nakash and Jor-Trans, the operations of the partnership have been consolidated. In the first quarter of 2002, TCI began accounting for its investment in Tri-City, Nakash and Jor-Trans using a consolidated basis. The effect of these consolidations increased TCI’s assets, liabilities, and minority interest in 2002 by $5.4 million, $3.9 million and $1.5 million, respectively. In November 2002, Tri-City sold it’s only asset, a shopping center, for $4.2 million. Tri-City received net cash of $1.9 million after the payment of various closing costs. TCI received a distribution of $1.2 million of the net proceeds and recognized a gain of $431,000 on its investment in Tri-City. Also, in July 2003, TCI sold the Jor-Trans partnership and the Lincoln Court Apartments to the 45% limited partner in Jor-Trans for $1.8 million. TCI recognized a gain of $1.7 million on this transaction and has withdrawn from the partnership.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TCI is a non-controlling 30% general partner in SAC 9, which at December 31, 2003 owned an office building in Rancho Cordova, California.

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

Set forth below are summarized financial data for the entities accounted for using the equity method:

	2003	2002
Real estate, net of accumulated depreciation ($97,270 in 2003 and $111,029 in 2002)	$402,309	$548,446
Notes receivable	91,992	82,197
Other assets	165,559	170,990
Notes payable	(448,930)	(414,914)
Other liabilities	(84,269)	(268,181)

Shareholders/partners’ capital	$126,661	$118,538

	2003	2002	2001
Rents and interest income	$125,880	$145,759	$181,570
Depreciation	(10,964)	(12,182)	(19,930)
Operating expenses	(137,100)	(154,764)	(153,557)
Interest expense	(43,747)	(62,650)	(83,154)

Income (loss) before gain on sale of real estate	(65,931)	(83,837)	(75,071)
Gain on sale of real estate	68,411	82,077	83,414

Net income (loss)	$2,480	$(1,760)	$8,343

TCI’s equity share of:

	2003	2002	2001
Income (loss) before gain on sale of real estate	$(4,291)	$(3,818)	$(5,938)
Gain on sale of real estate	4,853	5,013	5,310

Net income (loss)	$562	$1,195	$(628)

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. The change in market value between the date of purchase and December 31, 2003 was not material.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.	NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2003		2002
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$616,088	$621,516	$637,071	$598,085

Interest payable		4,949		4,267

		$626,465		$602,352

Scheduled principal payments are due as follows:

2004	$178,386
2005	68,461
2006	47,151
2007	57,752
2008	17,692
Thereafter	252,074

$621,516

Notes payable at December 31, 2003, bore interest at rates ranging from 3.3% to 17.9% per annum, and mature between 2004 and 2044. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $773.0 million.

In 2003, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$15		6.63	%(1)	03/06
Plantation	Tulsa, OK	138 Units	2,320	1,924	173		5.60		01/10
Stone Oak	San Antonio, TX	252 Units	2,500		2,500		5.00		04/03
Tree House	Irving, TX	160 Units	5,100	2,518	2,183		5.00	(1)	08/13

Office Building
1010 Common	New Orleans, LA	494,579 Sq. Ft.	5,574	7,876	1,320		5.50	(1)	12/06
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	6,286	7,108	—		5.50	(1)	12/06
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	3,425	6,269	—		5.25	(1)
Amoco	New Orleans, LA	378,244 Sq. Ft.	10,140	14,408	—		5.50	(1)	12/06
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	6,000	4,824	1,134		5.25	(1)	01/10
Countryside Retail Center	Sterling, VA	133,422 Sq. Ft.	17,342	16,102	101		5.25	(1)	12/06
Harmon	Sterling, VA	72,062 Sq. Ft.	8,869	7,569	—		5.25	(1)
Mimado	Sterling, VA	35,127 Sq. Ft.	4,790	4,486	—		5.25	(1)

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	1,800	—	1,722		6.25	(1)	04/05

Shopping Center
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152		6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	1,048		6.25	(1)	04/05

Land
Rasor	Plano, TX	24.5 Acres	1,260	—	—	(2)	7.00	(1)	11/04

(1)	Variable rate.
(2)	Funds received by an affiliate increasing the affiliate receivable balance by $1,226.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./ Units/Acres	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Apartments
Echo Valley	Dallas, TX	216 Units	$1,639	(1)	$—	$448	6.65%		12/43
Marina Landing	Galveston, TX	256 Units	11,348		11,397	(699)	5.80		12/37
Metra	See Below (2)	1,977 Units	30,314		18,822	10,362	7.57		05/12
Paramount Terrace	Amarillo, TX	181 Units	2,700		2,797	(214)	6.63	(3)	07/04
Quail Creek	Lawrence, KS	95 Units	3,300		2,157	924	6.63	(3)	09/05
Verandas at City View	Ft. Worth, TX	314 Units	2,779	(4)	2,197	(2,224)	7.00		06/42

Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	8,025		5,225	2,434	4.75		12/07

Industrial Warehouse
Addison Hanger (5)	Addison, TX	23,650 Sq. Ft.	2,687		1,580	942	6.75	(3)	02/07

Shopping Center
Sheboygan	Sheboygan, WI	74,532 Sq. Ft.	600		387	63	6.60		10/05

Land
Dominion	Dallas, TX	14.39 Acres	772		—	758	13.00		04/03
Manhatten	Farmers Branch, TX	108.9 Acres	5,846		—	5,733	13.00		04/03
McKinney 36 (6)	Collin County, TX	34.58 Acres	425		956	(539)	9.50		04/03
Pac Trust	Farmers Branch, TX	7.11 Acres	382		—	370	13.00		04/03
Red Cross	Dallas, TX	2.89 Acres	4,000		—	—	5.00		04/04
Sandison (6)	Collin County, TX	97.97 Acres	1,199		1,040	145	9.50		04/03
Solco-Allen (6)	Collin County, TX	55.80 Acres	686		305	374	9.50		04/03
Stacy Road (6)	Allen, TX	160.38 Acres	1,979		1,345	613	9.50		04/03
State Highway 121 (6)	Collin County, TX	101.94 Acres	1,475		873	582	9.50		04/03
Watters Road (6)	Collin County, TX	97.00 Acres	1,189		—	1,180	9.50		04/03
Whisenant (6)	Collin County, TX	16.16 Acres	199		133	64	9.50		04/03

(1)	The Echo Valley Apartments are under construction. The $1.6 million debt incurred was to fund construction to date. The total construction funding for the project is $12.7 million.
(2)	In April 2002, TCI sold 12 residential properties to partnerships controlled by Metra Capital, LLC (“Metra”). These properties include: the 75 unit Apple Lane Apartments in Lawrence, Kansas; the 195 unit Arbor Point Apartments in Odessa, Texas; the 264 unit Fairway View Estates Apartments in El Paso, Texas; the 152 unit Fairways Apartments in Longview, Texas; the 166 unit Fountain Lake Apartments in Texas City, Texas; the 172 unit Fountains of Waterford Apartments in Midland, Texas; the 122 unit Harper’s Ferry Apartments in Lafayette, Louisiana; the 108 unit Oak Park IV Apartments in Clute, Texas; the 131 unit Quail Oaks Apartments in Balch Springs, Texas; the 300 unit Sunchase Apartments in Odessa, Texas; the 180 unit Timbers Apartments in Tyler, Texas; and the 112 unit Willow Creek Apartments in El Paso, Texas. Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a director of ARI, a related party, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to account for this sale as a refinancing transaction, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” TCI will continue to report the assets and the new debt incurred by the Metra partnerships on the TCI financial statements. The sales price for the properties totaled $37.6 million. TCI received net cash of $10.5 million after paying off the existing debt of $18.0 million and various closing costs. The new debt of $30.3 million bears interest at 7.57% per annum, requires monthly interest only payments of $212,000 and matures in May 2012. TCI also received $8.0 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo.
(3)	Variable interest rate.
(4)	The Verandas at City View Apartments are under construction. The $2.8 million debt incurred was to fund construction to date. The total construction funding for the project is $19.4 million.
(5)	The mortgage is cross-collateralized with the 29,000 sq. ft. Addison Hanger II in Addison, Texas.
(6)	The mortgages are cross-collateralized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	RELATED PARTY TRANSACTIONS

Throughout the period in which TCI qualified as a REIT for tax purposes, TCI charged rent to Regis Hotel Corporation, a related party, for TCI’s four hotel properties that were managed by Regis Hotel Corporation. As of December 31, 2000, when TCI no longer qualified as a REIT, the receivable from these rents totaled $2.1 million. During 2002 and 2003, this receivable was reduced by management fees earned by Regis Hotel Corporation. As of December 31, 2003 and 2002, the receivable from Regis Hotel Corporation was $1.7 million and $1.7 million, respectively.

During 2003, ARI sold properties with fair value totaling $10.7 million to TCI. Each of these property sales was approved by TCI’s Board of Directors. TCI’s affiliate receivables from ARI and BCM were reduced by $8.1 million as a result of these transfers. See NOTE 2. REAL ESTATE.

In March 2003, TCI sold 4135 Beltline to a related party for $4.4 million, including the assumption of debt. Due to the sale being to a related party to TCI and TCI having continued involvement and control of this entity, this transaction has not been recorded as a sale. This property and corresponding debt will continue to be consolidated by TCI.

In March 2003, TCI sold a note receivable for $2.6 million to a third party. The proceeds of this sale were received by BCM. The funds were added to TCI’s affiliate receivable from BCM. See NOTE 3. NOTES AND INTEREST RECEIVABLE.

In May 2003, TCI sold a piece of raw land in Texas. The proceeds of the sale were received by BCM. The funds were used to increase TCI’s affiliate receivable from BCM $2.0 million. See NOTE 2. REAL ESTATE.

In June 2003, TCI received the proceeds from the refinancing of an ARI property. This transaction was used to reduce TCI’s affiliate receivables from ARI and BCM by $757,000. See NOTE 7. NOTES AND INTEREST PAYABLE.

In July 2003, TCI paid $1.7 million to BCM for prior year’s legal fees incurred by Gene Phillips. Mr. Phillips is a related party and advisor to TCI.

In August 2003, TCI sold three Chicago hotels to a related party for $13.5 million, including the assumption of debt. Due to the sale being to a related party to TCI and TCI having continued involvement and control of this entity, this transaction has not be been recorded as a sale. These hotels and corresponding debt will continue to be consolidated by TCI.

In September 2003, TCI sold a shopping center to a third party. The proceeds of the sale were received by ARI. The funds were used to increase TCI’s affiliate receivable from Prime and ARI by $1.6 million. See NOTE 2. REAL ESTATE.

In September 2003, TCI sold a piece of raw land in California. The proceeds of the sale were received by an affiliate. The funds were used to increase TCI’s affiliate receivable from Prime by $2.6 million. See NOTE 2. REAL ESTATE.

In November 2003, TCI financed a raw piece of land in Texas. The proceeds of the financing were received by ARI. The funds were used to increase TCI’s affiliate receivable from Prime and ARI by $1.2 million. See NOTE 7. NOTES AND INTEREST PAYABLE.

In November 2003, TCI received the proceeds of the sale of an ARI apartment complex. $2.1 million was used to pay off TCI’s note receivable from ARI and $1.1 million was used to reduce TCI’s affiliate receivable from ARI. See NOTE 3. NOTES AND INTEREST RECEIVABLE.

In November 2003, ARI paid $6.3 million in principal, accrued interest and closing costs on behalf of TCI as payment of the notes payable on five tracts of land in Collin County, Texas. These funds were applied to the affiliate receivable from ARI.

In December 2003, TCI sold Treehouse Apartments and Parkway Centre to IORI for $11.5 million, including the assumption of debt. This transaction was used to reduce TCI’s affiliate payable to Prime by $4.8 million. See NOTE 2. REAL ESTATE.

In December 2003, TCI sold Eagle Crest land to IORI for $4.0 million. This transaction was used to reduce TCI’s intercompany payable to IORI by $4.0 million. See NOTE 2. REAL ESTATE.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, TCI purchased a note receivable secured by a second lien on raw land for $2.4 million. This transaction was approved by TCI’s Board of Directors. TCI’s affiliate receivables from ARI and Prime were reduced by $2.4 million as a result of this transaction. See NOTE 3. NOTES AND INTEREST RECEIVABLE.

In December 2003, TCI’s Board of Directors approved the payment to Regis of a six percent (6%) construction management fee on all construction projects in process at December 31, 2003, to be applied to all construction costs incurred during 2003 on each project. The resulting calculation of $4.1 million was treated as a reduction in the affiliate receivable balance from Prime.

In December 2003, TCI sold six properties to subsidiaries of United Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million, and Tivoli apartments for $16.1 million. All of the transactions include the assumption of debt and notes receivable to TCI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions will not be recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. All of these transactions were approved by TCI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. Management is seeking lender approval on the transfer of the notes associated with these property transactions.

During 2002, TCI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through BCM, in an amount up to $15.0 million, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. Several property transfers from BCM or Prime were made during 2003 and 2002 to reduce the affiliate balance. Each of these transactions was approved by TCI’s Board of Directors.

Affiliate receivable with Prime and Regis Hotel Corporation are included within Other Assets, and the affiliate payable to ARI and IORI is included within Other Liabilities in the accompanying consolidated balance sheet. Prime replaced BCM as the contractual advisor in July 2003 and assumed all of BCM’s affiliate balances and obligations from TCI. The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2003:

	BCM	Prime	ARI	IORI
Balance, December 31, 2002	$11,398	$—	$6,039	$(5,260)
Cash transfers	29,810	34,070	—	—
Cash repayments	(31,496)	(39,647)	—	—
Advance through property transfers	—	4,760	—	—
Repayments through property transfers	(8,050)	—	—	4,000
Fees payable to Advisor	—	(2,790)	—	—
Advance through sale of note receivable	2,633	—	—	—
Repayment through purchase of note receivable	—	(2,428)	—	—
Repayment through affiliate refinance	(757)	—	—	—
Advance through property sale receipts	4,599	1,640	—	—
Repayment through property sale receipts	—	(1,080)	—	—
Advance through receipt of refinancing proceeds	—	1,226	—	—
Repayments through payments on debt	—	—	(6,355)	—
Other additions	27,152	25,075	—	—
Other reductions	(35,289)	(16,435)	(31)	1,000

Balance, December 31, 2003	$—	$4,391	$(347)	$(260)

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	PREFERRED STOCK

TCI’s Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after November 1, 2003, into Common Stock at the daily average closing price of the Common Stock for the prior five trading days. At December 31, 2002 and 2001, 5,829 shares of Series A Preferred Stock were issued and outstanding. On November 13, 2003, the 5,829 shares of Series A Preferred Stock outstanding were converted into 41,075 shares of TCI common stock. The Series A Preferred Stock was eliminated on November 21, 2003.

In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share annually or $1.50 per quarter through September 2003, then $7.00 per share annually or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2003, 30,000 shares of Series C Preferred Stock were issued and outstanding.

NOTE 10. DIVIDENDS

In December 2000, the Board of Directors determined not to pay a fourth quarter dividend to holders of TCI’s Common Stock. The non-payment decision was based on the Board determining that TCI needed to retain cash for acquisitions that were anticipated in 2001 and 2002. No dividends were paid on the Common Stock of TCI in 2003, 2002 or 2001.

NOTE 11. STOCK	OPTIONS

In October 2000, TCI’s stockholders approved the 2000 Stock Option Plan (“2000 Plan”). The 2000 Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of TCI. The exercise price per share of an option will not be less than 100% of the fair market value per share on the date of grant thereof. As of December 31, 2003, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted under the 2000 Plan.

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2001, 2002 2003 and 2004, each Independent Director was granted an option to purchase 5,000 Common shares. The exercise price was $17.64, $16.05 and $8.875 per Common shares for 2003, 2002 and 2001, respectively. Each Independent Director will be awarded an option to purchase an additional 5,000 shares on January 1 of each year.

	2003		2002
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	—	$—	50,000	$11.875
Granted	15,000	17.640	10,000	16.050
Exercised	—	—	(30,000)	—
Canceled	—	—	(30,000)	—

Outstanding at December 31,	15,000		—

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Dividend yield	—	—
Expected volatility	33.45%	54.50%
Risk-free interest rate	4.04%	3.88%
Expected lives (in years)	9	9

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value per share of options granted in 2003 and 2002 was $11.82 and $10.51, respectively.

NOTE 12. ADVISORY	AGREEMENT

Basic Capital Management, Inc. (“BCM”), an affiliate, served as advisor to TCI from March 28, 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). PAMI is owned by Realty Advisors (79%) and Syntek West (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, PIAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM or PIAMI or Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

Under the Advisory Agreement, Prime is required to annually formulate and submit for Board approval a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity and other investments. Prime is required to report quarterly to the Board on TCI’s performance against the business plan. In addition, all transactions require prior Board approval unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Prime by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Prime shall be deemed to be in a fiduciary relationship to the stockholders and contains a broad standard governing Prime’s liability for losses incurred by TCI.

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of net income.

The Advisory Agreement also provides for Prime to receive an annual incentive sales fee. Prime or an affiliate of Prime is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. Prime or an affiliate of Prime is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to or refinancing of TCI’s properties. In addition, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services for TCI.

The Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. In 2003 and 2002, Prime and BCM, respectively, were required to refund to TCI $1.3 and $1.4 million of Prime and BCM’s respective advisory fees. BCM was not required to refund any of its 2001 advisory fee.

Additionally, if management were to request that Prime render services other than those required by the Advisory Agreement, Prime or an affiliate of Prime would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 13. “PROPERTY MANAGEMENT,” Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, provides property management services and as discussed in NOTE 14. “REAL ESTATE BROKERAGE,” Regis Realty, Inc. (“Regis”), a related party, provided, on a non-exclusive basis, brokerage services until December 2002. Since January 1, 2003, Regis Realty I, LLC, a related party, provided brokerage services.

NOTE 13. PROPERTY	MANAGEMENT

Triad provides property management services for a fee of 5% or less of the monthly gross rents collected on residential properties and 3% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracted to Regis, a related party, which is a company owned by Highland, the property-level management and leasing of 39 of TCI’s commercial properties, and its five hotels until December 2002. Since January 1, 2003, Regis Realty I, LLC, provided property management services. Regis was and Regis Realty I, LLC is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002 and 2003, Regis provided construction management services for TCI’s properties under construction. Regis charged fees of 6% of certain construction costs. Those fees totaled $4.1 million and $4.7 million for 2003 and 2002, respectively.

NOTE 14. REAL	ESTATE BROKERAGE

Regis also provided brokerage services on a non-exclusive basis until December 2003. Regis was and Regis Realty I, LLC is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

NOTE 15. ADVISORY	FEES, PROPERTY MANAGEMENT FEES, ETC.

Revenue, fees and cost reimbursements to BCM or Prime and their affiliates:

	2003	2002	2001
Fees
Advisory	$4,935	$4,465	$5,346
Net income	—	374	1,850
Incentive fees	—	—	3,167
Property acquisition	117	657	774
Real estate brokerage	1,451	3,049	—
Mortgage brokerage and equity refinancing	845	806	45

	$7,348	$9,351	$11,182

Cost reimbursements	$1,630	$1,974	$2,582

Rent revenue	$175	$88	$120

Costs incurred by BCM and Prime related to TCI, ARI and IORI are allocated based on the relative book values of each company’s assets.

Fees paid to Regis, a related party:

	2003	2002	2001
Fees
Property acquisition	$91	$45	$1,668
Real estate brokerage	1,451	3,007	3,760
Construction supervision	4,050	4,678	—
Property and construction management and leasing commissions	2,122	8,176	2,599

	$7,714	$15,906	$8,027

NOTE 16. INCOME	TAXES

During the third quarter of 2000, due to a concentration of ownership, TCI no longer met the requirements for tax treatment as a Real Estate Investment Trust (REIT), as defined by Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), under the Code, and is prohibited from re-qualifying for REIT tax status for at least five years.

TCI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003, 2002 and 2001; therefore, TCI recorded no provision for income taxes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, TCI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $87.4 million and TCI’s tax basis in its net liabilities was exceeded by their net basis for financial statement purposes by approximately $91.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $4.5 million. Additionally, at December 31, 2003, TCI has current and prior year tax net operating loss carryforwards of $33.8 million expiring through the year 2018. Also, TCI’s state income tax expense is included in general and administrative expenses on the income statement.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, TCI had a net deferred tax asset of $14.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

NOTE 17.    RENTS UNDER OPERATING LEASES

Operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2003:

2004	$34,028
2005	28,459
2006	19,949
2007	15,200
2008	9,592
Thereafter	25,397

$132,625

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and equity gains on sale of real estate totaling $16.4 million, $5.3 million and $2.3 million for 2003, 2002 and 2001, respectively. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, realized loss on investments, minority interests, foreign currency transaction loss and discontinued operations totaling $13.2 million, $15.7 million and $25.8 million for 2003, 2002 and 2001, respectively. Excluded from operating segment assets are assets of $99.2 million at December 31, 2003 and $100.3 million at December 31, 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses. See “NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segments’ assets for the years 2003, 2002 and 2001.

	Land	Commercial Properties	Apartments	Hotels	Total
2003
Rents	$540	$56,081	$49,681	$8,120	$114,422
Property operating expenses	1,565	31,525	34,297	6,216	73,603

Segment operating income (loss)	$(1,025)	$24,556	$15,384	$1,904	$40,819

Depreciation	$45	$14,558	$4,819	$1,777	$21,199
Interest	3,564	19,144	14,150	2,085	38,943
Real estate improvements and construction	322	4,436	79,286	2,939	86,983
Provision for asset impairment	198	4,515	—	—	4,713
Assets	144,098	252,319	349,904	34,211	780,532

Property Sales
Sales price	$11,087	$40,994	$34,290		$86,371
Cost of sales	(9,446)	(31,232)	(22,402)		(63,080)

Gain on sale	$1,641	$9,762	$11,888		$23,291

2002
Rents	$521	$51,582	$37,425	$6,266	$95,794
Property operating expenses	1,643	30,206	26,745	5,768	64,362

Segment operating income (loss)	$(1,122)	$21,376	$10,680	$498	$31,432

Depreciation	$30	$11,533	$3,952	$1,628	$17,143
Interest	3,793	18,192	12,162	2,012	36,159
Real estate improvements and construction	1,605	4,620	100,974	5,467	112,666
Provision for asset impairment	707	—	1,872	—	2,579
Assets	109,427	314,834	300,332	34,894	759,487

Property Sales
Sales price	$3,600	$60,207	$54,388		$118,195
Cost of sales	(2,934)	(43,539)	(32,777)		(79,250)

Gain on sale	$666	$16,668	$21,611		$38,945

2001
Rents	$636	$50,895	$61,165	$2,743	$115,439
Property operating expenses	770	25,844	41,683	213	68,510

Segment operating income (loss)	$(134)	$25,051	$19,482	$2,530	$46,929

Depreciation	$—	$9,327	$6,813	$996	$17,136
Interest	1,652	19,268	14,308	1,581	36,809
Real estate improvements	1,424	7,365	14,973	9,855	33,617
Assets	62,209	304,657	224,986	30,835	622,687

Property Sales
Sales price	$3,351	$54,083	$104,021		$161,455
Cost of sales	(2,235)	(38,875)	(71,384)		(112,494)

Gain on sale	$1,116	$15,208	$32,637		$48,961

NOTE 19. DISCONTINUED	OPERATIONS

Effective January 1, 2002, TCI adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2003, 2002 and 2001, income (loss) from discontinued operations relates to 17 properties that TCI sold during 2003 and 18 properties that TCI sold during 2002. The following table summarizes revenue and expense information for these properties sold.

	2003	2002	2001
Revenue
Rental	$9,753	$26,996	$20,719
Property operations	5,716	15,813	12,522

	4,037	11,183	8,167

Expenses
Interest	4,128	7,287	4,639
Depreciation	1,456	3,523	2,825

	5,584	10,810	7,464

Net income (loss) from discontinued operations	(1,547)	373	703
Gain on sale of real estate	23,291	38,945	—
Equity in gain on sale of real estate by equity investees	4,853	5,013	—

Net income (loss) from discontinued operations	$26,597	$44,331	$703

NOTE 20. QUARTERLY	RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2003, 2002, 2001 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2003
Rents	$25,751	$26,684	$29,637	$32,350
Property expense	17,104	16,705	19,518	20,276

Operating income	8,647	9,979	10,119	12,074
Interest income	848	660	486	863
Other income	—	—	—	13,019
Income (loss) in equity partnerships	(1,296)	(296)	(1,174)	(1,526)

	(448)	364	(688)	12,356
Other expense	17,486	17,389	21,759	23,488

Net loss from continuing operations	(9,287)	(7,046)	(12,328)	942
Discontinued operations	1,883	8,612	10,983	5,119

Net income (loss)	(7,404)	1,566	(1,345)	6,061
Preferred dividend requirement	(45)	(14)	(7)	(60)

Net income (loss) applicable to Common shares	$(7,449)	$1,552	$(1,352)	$6,001

Basic and Diluted Earnings (Loss) Per Share
Net income (loss) applicable to Common shares	$(.92)	$.18	$(.16)	$.74

In the first quarter of 2003, TCI recognized $1.5 million for TCI’s share of gains recognized by ARI, equity investee. In the second quarter of 2003, gains on sale of real estate totaling $8.7 million were recognized on the sale of Willow Wick Apartments, McLeod Industrial, Tricon consolidated warehouses, Solco-Valley Ranch land, and TCI’s share of gains recognized by ARI. In the third quarter of 2003, gains on sale of real estate totaling $11.8 million were recognized on the sale of Lincoln Court Apartments, Quail Creek Apartments, Stone Oak Apartments, Bonita Plaza Office Building, K-Mart Sheboygan, Oak Tree Village shopping center, Palm Desert land, and TCI’s share of gains recognized by ARI and IORI. In the fourth quarter of 2003, gains on sale of real estate totaling $6.1 million were recognized on Summerfield Apartments, Treehouse Apartments, Remington Office Building, Parkway shopping center, Kelly 301 Hilltop, Kelly 108th street, Eagle Crest land, Sendero Ranch land, Highway 121/Watters Road land and TCI’s share of gains recognized by ARI and IORI. Also in the fourth quarter of 2003, TCI recognized $3.8 million for a litigation settlement, $4.4 million for gain on extinguishment of debt and $4.8 million for a condemnation award.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2002
Rents	$22,197	$23,841	$25,053	$24,703
Property expense	14,177	15,561	17,909	16,715

Operating income	8,020	8,280	7,144	7,988
Interest income	1,067	984	756	1,324
Income (loss) in equity partnerships	(1,276)	(291)	(1,181)	(1,070)

	(209)	693	(425)	254
Other expense	14,711	18,184	19,245	19,085

Net loss from continuing operations	(6,900)	(9,211)	(12,526)	(10,843)
Discontinued operations	5,565	7,358	14,365	17,043

Net income (loss)	(1,335)	(1,853)	1,839	6,200
Preferred dividend requirement	(45)	(45)	(45)	(55)

Net income (loss) applicable to Common shares	$(1,380)	$(1,898)	$1,794	$6,145

Basic and Diluted Earnings (Loss) Per Share
Net income (loss) applicable to Common shares	$(.17)	$(.24)	$.22	$.75

In the first quarter of 2002, gains on sale of real estate totaling $5.4 million were recognized on the sale of the Primrose Apartments, Central Storage Industrial Warehouse, a deferred gain on the sale of Madison at Bear Creek Apartments, and TCI’s share of gains recognized by ARI and IORI, equity investees. In the second quarter of 2002, gains on sale of real estate totaling $7.3 million were recognized on the sale of Southgreen Apartments, Jefferson Office Building, NASA Office Building, Windsor Plaza Office Building, a deferred gain on the sale of McCallum Glen Apartments, and TCI’s share of gains recognized by ARI. In the third quarter of 2002, gains on sale of real estate totaling $13.7 million were recognized on the sale of 4242 Cedar Springs, Camelot, Country Crossing, Gladstell Forest, and Heritage on the River Apartments, Savings of America Office Building, and TCI’s share of gains recognized by ARI. In the fourth quarter of 2002, gains on sale of real estate totaling $17.5 million were recognized on Grove Park and Trails of Windfern Apartments, Plaza Tower Office Building, Chelsea Square Shopping Center, and TCI’s share of gains recognized by ARI.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2001
Rents	$34,405	$33,533	$25,708	$21,793
Property expense	19,854	18,401	15,410	14,845

Operating income	14,551	15,132	10,298	6,948
Interest income	638	670	945	671
Income (loss) in equity partnerships	(1,373)	624	(1,040)	1,161
Gain on sale of real estate	6,484	20,623	17,736	4,118

	5,749	21,917	17,641	5,950
Other expense	19,916	22,588	16,914	19,660

Net income (loss) from continuing operations	384	14,461	11,025	(6,762)
Discontinued operations	(68)	(130)	91	810

Net income (loss)	316	14,331	11,116	(5,952)
Preferred dividend requirement	(7)	(8)	(7)	(150)

Net income applicable to Common shares	$309	$14,323	$11,109	$(6,102)

Basic and Diluted Earnings Per Share
Net income applicable to Common shares	$.04	$1.65	$1.28	$(.74)

In the first quarter of 2001, gains on sale of real estate totaling $6.5 million were recognized on the sale of Heritage Apartments, Forest Ridge Apartments, Park at Colonade Apartments, the Zodiac Warehouse, a portion of the McKinney 36 land parcel, a portion of the Round Mountain land parcel, and TCI’s share of gains recognized by ARI, an equity investee. In the second quarter of 2001, gains on sale of real estate totaling $22.3 million were recognized on the sale of Glenwood Apartments, Fontenelle Hills Apartments, Bent Tree Gardens Apartments, McCallum Glen Apartments, Moss Creek lots land parcel, Waterstreet Office Building, Technology Trading Center, Daley Office Building, and TCI’s share of gains recognized by ARI. In the third quarter of 2001, gains on sale of real estate totaling $18.8 million were recognized on the sale of Park Lane Apartments, McCallum Crossing Apartments, Carseka

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Apartments, Sunset Lakes Apartments, Oak Run Apartments, a portion of the Eagle Crest land parcel, Chesapeake Office Building, and TCI’s share of gains recognized by ARI. In the fourth quarter of 2001, gains on sale of real estate totaling $6.7 million were recognized on the sale of South Cochran Apartments, Madison at Bear Creek Apartments, Summerstone Apartments, Valley Rim Office Building, a previously deferred gain on the sale of Town and Country Shopping Center, and TCI’s share of gains recognized by ARI. See NOTE 2. “REAL ESTATE” and NOTE 5. “INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES.”

NOTE 21. DERIVATIVE	FINANCIAL INSTRUMENTS

During the first quarter of 2002, TCI entered into an interest rate swap agreement with a bank. This agreement contains a notional amount of $12.8 million and requires TCI to pay the bank a fixed rate of 4.3%, and requires the bank to pay to TCI based on the 30 day LIBOR rate. This agreement was entered into in order to effectively fix the rate on TCI’s debt associated with the Limestone Canyon property. The swap agreement expires on December 9, 2004.

TCI has not designated the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, changes in the fair value of the swap agreement are recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

The fair value of the swap agreement at December 31, 2003 represents a liability to the Company of $370,000 and is included within other liabilities in the accompanying balance sheet. Amounts paid or received under the swap agreement are settled monthly and are reflected as a reduction in the liability when paid. Interest expense at December 31, 2003, was decreased by $191,000 representing both amounts paid to the bank under the agreement and decreases in the fair value of the related liability.

NOTE 22. COMMITMENTS	AND CONTINGENCIES AND LIQUIDITY

In February 1990, TCI, together with National Income Realty Trust, CMET and IORI, three real estate entities which, at the time, had the same officers, directors or trustees and advisor as TCI, entered into a settlement (the “Settlement”) of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. (the “Olive Litigation”), relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of the Settlement. The Settlement was modified in 1994 (the “Modification”), which was amended on January 27, 1997, by Amendment to the Modification, effective January 9, 1994 (the “First Amendment”).

In October 2000, plaintiffs’ counsel asserted that loans made by TCI to BCM and American Realty Trust, Inc. breached the Modification. The Board believes that the provisions of the Settlement, Modification and the First Amendment terminated on April 28, 1999. However, the Court ruled that certain provisions continue to be effective after the termination date. This ruling was appealed by TCI and IORI.

On October 23, 2001, TCI, IORI and ARI jointly announced a preliminary agreement with the plaintiff’s legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the “Second Amendment”). Under the Second Amendment, the appeal was dismissed with prejudice and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding common shares of IORI and TCI not currently owned by ARI. At that time, TCI had the same advisor as ARI and IORI. Two of the directors of IORI also served as directors for ARI and TCI.

On November 15, 2002, ARI commenced, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share was $17.50 for TCI shares and $19.00 for IORI shares. The tender offers were completed on March 19, 2003. ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfilled the obligations under the Second Amendment and the Olive Litigation was dismissed with prejudice.

Partnership Buyouts.    TCI is the limited partner in 12 partnerships formed to construct residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2003 is approximately $2.3 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liquidity.    Although management anticipates that TCI will generate excess cash from operations in 2004, due to increased rental rates at its properties, such excess, however, will not be sufficient to discharge all of TCI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

At December 31, 2003, TCI was in default on a second lien note secured by Bay Plaza office building. TCI paid off this second lien note in February 2004.

At December 31, 2003, TCI was in default on a loan secured by Marine Creek land. TCI refinanced this land in February 2004 and paid off this loan in February 2004.

TCI was in default on loans secured by the three hotels in Chicago. The total principal amount of $9.6 million matured at the end of February 2003 and had been in default since August 2002 due to the hotels not achieving the necessary debt service coverage ratios. Because of the default, the lender began charging default interest at the rate of 12% per annum. In March 2003, TCI sold the three hotels to a related party and placed them in bankruptcy. New terms are being negotiated with the lender and TCI expects these hotels to emerge as viable assets. The sale of the hotels was not recorded due to TCI retaining control and having continued involvement.

In 2002, TCI was in default on a $1.0 million loan secured by interests in the partnership which owns the Tivoli Apartments in Dallas, Texas. TCI attempted to negotiate an extension for this loan maturing in December 2002. In January 2003, the lender commenced a lawsuit against TCI to collect the amount. In August 2003, TCI settled with the lender for $1.0 million, which paid off the principal and accrued interest of this note.

TCI was in default on a $5.3 million loan secured by the Majestic Hotel in San Francisco, California. TCI ceased making monthly payments of principal and interest in May 2002. In March 2003, TCI sold the hotel to a related party, who placed it in bankruptcy. New terms are being negotiated with the lender and TCI expects this hotel to emerge as a viable asset. The sale of the hotel was not recorded due to TCI retaining control and having continued involvement.

In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.0 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI’s right to extend the loans. This dispute was the subject of litigation pending in the United States District Court for the Eastern District of Louisiana. On September 11, 2003, TCI settled with the lender. On September 18, 2003, TCI paid $5.0 million to lender, which gave TCI the right to retire the remaining debt outstanding on the three office buildings on or before December 10, 2003 for $20.0 million. TCI paid the remaining $20.0 million on December 10, 2003, which resulted in a $4.4 million gain on extinguishment of debt.

NOTE 23.    SUBSEQUENT EVENTS

In 2004, TCI sold the following property:

Property	Location	Units/ Sq. Feet /Acres	Sales Price	Net Cash Received	Debt Discharged	Gain/(Loss) on Sale
Shopping Center
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	$27,100	$3,407	$22,800	$5,475
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	$2,650	$216	$2,200	$1,861

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	756	1,775	1,361

Land
Red Cross	Dallas, TX	2.89 Acres	8,500	3,768	4,450	—

In February 2004, TCI received $1.9 million as a deposit on the Sandstone Apartments in Mesa, Arizona. The buyer has the option to purchase the property within 90 days of receipt of the deposit.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Land
Dominion/Hollywood	Farmers Branch, TX	57.20 Acres	$6,985	$6,222	$33	7.00	%(1)	02/05
Marine Creek (2)	Fort Worth, TX	54 Acres	1,286	991	(192)	5.75		06/05
Centura	Farmers Branch, TX	8.75 Acres	4,485	4,400	(138)

(1)	Variable rate.
(2)	Construction loan for apartment construction.

Also in 2004, TCI guaranteed a $10 million line of credit for its parent, ARI. TCI pledged assets, in the form of securities and partnership interests in construction properties, as additional collateral for this line of credit.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year							Life on Which Depreciation In Latest Statement of Operation is Computed
Property/ Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction		Date Acquired
	(dollars in thousands)
Held for Investment:
Apartments
4400, Midland, TX	$1,024	$349	$1,396	$—	$—		$349	$1,396	$1,745	$198	1981		04/98	40 years
Apple Lane, Lawrence, KS	1,400	168	1,259	—	—		168	1,259	1,427	134	1989		01/00	40 years
Arbor Point, Odessa, TX	2,010	321	1,285	526	—		321	1,811	2,132	730	1975		08/96	5-40 years
Ashton Way, Midland, TX	1,024	384	1,536	52	—		384	1,588	1,972	284	1978		04/98	5-40 years
Autumn Chase, Midland, TX	873	141	1,265	—	—		141	1,265	1,406	119	1985		04/00	40 years
Baywalk, Galveston, TX	5,359	679	6,106	—	—		679	6,106	6,785	370	1979		09/01	40 years
Blue Lake Villas, Waxahachie, TX	8,632	1,049	—	9,770	—		1,049	9,770	10,819	101	2002		01/02	40 years
Bluffs At Vista Ridge	2,201	—	—	2,791	—			2,791	2,791	—	—	(11)	08/03
Breakwater Bay, Beaumont, TX	1,554	740		1,951	—		740	1,951	2,691	—	—	(11)	05/03
By the Sea, Corpus Christi, TX	5,393	644	5,797	—	—		644	5,797	6,441	352	1973		08/01	40 years
Capitol Hill, Little Rock, AR	1,718	932	973	1,398	—		932	2,371	3,303		—	(11)	03/03
Cliffs of Eldorado, McKinney, TX	10,369	2,647	10,589	—	—		2,647	10,589	13,236	1,427	1997		10/98	40 years
Courtyard, Midland, TX	997	151	1,359	—	—		151	1,359	1,510	91	1976		05/01	40 years
Coventry, Midland, TX	1,197	236	369	173	—		236	542	778	241	1977		08/96	5-40 years
DeSoto Ranch, DeSoto, TX	15,586	1,472	—	17,186	—		1,472	17,186	18,658	—	2002		05/02	40 years
Echo Valley, Dallas, TX	8,801	788	—	10,057			788	10,057	10,845	—	2002		01/02	40 years
El Chapparal, San Antonio, TX	4,125	279	2,821	—	(402	)(2)	279	2,419	2,698	1,015	1963		01/88	5-40 years
Fairway View Estates, El Paso, TX	4,963	548	4,530	261	—		548	4,791	5,338	722	1977		03/99	40 years
Fairways, Longview, TX	3,441	657	1,532	119	(266	)(2)	657	1,385	2,042	489	1980		03/93	5-40 years
Falcon Lakes, Arlington, TX	11,120	1,437	—	13,058			1,437	13,058	14,495	247	2001		10/01	40 years
Fountain Lake, Texas City, TX	3,226	861	2,585	19	(254	)(2)	861	2,350	3,211	612	1975		12/94	5-40 years
Fountains of Waterford, Midland, TX	1,682	311	852	1,538	—		311	2,390	2,701	1,309	1977		05/98	5-40 years
Harper’s Ferry, Lafayette, LA	3,303	349	1,398	223	—		349	1,621	1,970	583	1972		02/92	5-40 years
Heather Creek, Mesquite, TX	11,052	1,100	—	11,536	—		1,100	11,536	12,636	—	—	(11)	03/03
Hunters Glen, Midland, TX	1,844	519	2,075	321	—		519	2,396	2,915	631	1982		01/98	5-40 years
In the Pines, Gainesville, FL	5,274	1,288	5,154	91	(573	)(2)	1,288	4,672	5,960	1,184	1972		12/94	5-40 years
Island Bay, Galveston, TX	15,061	2,095	18,852	—	—		2,095	18,852	20,947	1,141	1973		09/01	40 years
Kingsland Ranch, Houston, TX	12,291	1,188		13,018	—		1,188	13,018	14,206		—	(11)	03/03
Limestone Canyon, Austin, TX	12,585	1,998	—	12,247	1,895	(4)	1,998	14,142	16,140	1,305	1997		07/98	40 years
Limestone Ranch, Lewisville, TX	13,000	1,620	—	13,058	—		1,620	13,058	14,678	527	2001		05/01	40 years
Marina Landing, Galveston, TX	12,927	1,240	11,161	—	—		1,240	11,161	12,401	650	1985		09/01	40 years
Mountain Plaza, El Paso, TX	4,299	837	3,347	139	—		837	3,486	4,323	640	1972		01/98	5-40 years
Oak Park IV, Clute, TX	969	224	674	27	(95	)(2)	224	606	830	173	1981		06/94	5-40 years
Paramount Terrace, Amarillo, TX	2,659	340	3,061	—	—		340	3,061	3,401	349	1983		05/00	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/ Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Plantation, Tulsa, OK	$2,300	$344	$2,396	$—	$—		$344	$2,396	$2,740	334	1968	12/99	40 years
Quail Oaks, Balch Springs, TX	2,784	90	2,160	152	(187	)(2)	90	2,125	2,215	1,088	1982	02/87	5-40 years
River Oaks, Wiley, TX	9,811	590	—	11,840	—		590	11,840	12,430	212	2001	10/01	40 years
Sendero Ridge, San Antonio, TX	20,976	2,635	—	22,802	—		2,635	22,802	25,437	—	2001	11/01	40 years
Somerset, Texas City, TX	2,872	936	2,811	179	(452	)(2)	936	2,538	3,474	810	1985	12/93	5-40 years
Southgate, Odessa, TX	1,743	335	1,338	318	—		335	1,656	1,991	564	1976	08/96	5-40 years
Spy Glass, Mansfield, TX	15,996	1,376	—	16,498	(90)		1,376	16,408	17,784	—	2002	03/02	40 years
Sunchase, Odessa, TX	3,461	742	2,842	458	—		742	3,300	4,042	828	1981	10/97	5-40 years
Terrace Hills, El Paso, TX	6,065	1,286	5,145	167	—		1,286	5,312	6,598	943	1985	03/97	5-40 years
Timbers, Tyler, TX	2,429	497	1,988	—	—		497	1,988	2,485	289	1973	12/97	40 years
Tivoli, Dallas, TX	10,000	1,355	—	12,592	—		1,355	12,592	13,947	330	2001	12/01	40 years
Verandas at City View, Fort Worth, TX	13,745	2,545	—	15,744	—		2,545	15,744	18,289	—	2001	09/01	40 years
Vistas at Pinnacle Park, Dallas, TX	2,788	1,750	2,236	1,048	473		1,750	3,757	5,507	—	2002	10/02	40 years
Waters Edge IV, Gulfport, MS	—	443	—	4,258	—		443	4,258	4,701	142	2001	11/01	40 years
Westwood, Odessa, TX	—	85	341	91	—		85	432	517	157	1977	08/96	5-40 years
Willow Creek, El Paso, TX	2,369	608	1,832	76	(156	)(2)	608	1,752	2,360	472	1972	05/94	5-40 years
Will-O-Wick, Pensacola, FL	2,990	747	2,990	174	(281	)(2)	747	2,883	3,630	784	1974	05/95	5-40 years
Windsong, Fort Worth, TX	10,745	790	—	11,242	—		790	11,242	12,032	—	2003	07/03	40 years
Woodview, Odessa, TX	1,991	716	2,864	102	—		716	2,966	3,682	504	1974	05/98	5-40 years

Office Buildings
1010 Commons, New Orleans, LA	5,799	2,113	15,010	19,291	(1,218	)(2)	2,113	33,084	35,197	8,106	1971	03/98	5-40 years
225 Baronne, New Orleans, LA	6,258	1,162	10,457	7,212	(1,293	)(2)	1,162	16,376	17,538	4,907	1960	03/98	5-40 years
4135 Beltline, Addison, TX	2,858	476	4,280	182	—		476	4,462	4,938	539	1981/1982	06/99	40 years
9033 Wilshire Blvd., Los Angeles, CA	6,616	956	8,609	479	—		956	9,088	10,044	958	1957	04/00	5-40 years
Ambulatory Surgery Center, Sterling, VA	3,388	908	8,170	—	—		908	8,170	9,078	664	1991	07/00	40 years
AMOCO, New Orleans, LA	10,088	894	3,582	6,859	(1,149	)(2)	895	9,292	10,187	4,959	1974	06/97	5-40 years
Atrium, Palm Beach, FL	3,773	1,147	4,590	221	—		1,147	4,811	5,958	770	1985	06/98	40 years
Bay Plaza, Tampa, FL	2,198	895	3,582	557	(384	)(2)	895	3,755	4,650	941	1988	07/97	5-40 years
Bay Plaza II, Tampa, FL	3,416	506	4,550	143	—		506	4,693	5,198	448	1985	06/00	40 years
Brandeis, Omaha, NE	8,750	1,451	13,061	114	(4,802)		1,451	8,373	9,824	1,003	1921	11/00	40 years
Centura, Farmers Branch, TX	40,239	5,000	45,000	705	—		5,000	45,705	50,705	1,648	1999	06/02	40 years
Corporate Point, Chantilly, VA	3,656	830	3,321	547	—		830	3,868	4,698	1,145	1992	10/94	5-40 years
Durham Center, Durham, NC	13,315	4,233	16,932	1,441	(1,362	)(2)	4,233	17,011	21,244	3,553	1988	07/97	5-40 years
Eton Square, Tulsa, OK	10,045	1,469	13,219	615	—		1,469	13,834	15,303	1,671	1985	09/99	5-40 years
Forum, Richmond, VA	4,990	1,360	5,439	772	—		1,360	6,211	7,571	1,971	1987	10/92	2-40 years
Institute Place, Chicago, IL	7,886	665	7,057	139	—		665	7,196	7,861	4,399	1910	01/93	2-40 years
Lexington Center, Colorado Springs, CO	3,975	1,103	4,413	558	—		1,103	4,971	6,074	1,157	1986	12/97	3-40 years
Mimado, Sterling, VA	—	582	5,236	52	—		582	5,288	5,870	448	1986	09/00	40 years
One Steeplechase, Sterling, VA	7,702	1,380	5,520	2,633	72	(4)	1,380	8,225	9,605	3,954	1987	12/92	5-40 years
Parkway North, Dallas, TX	3,566	1,173	4,692	980	—		1,173	5,672	6,845	1,332	1980	02/98	2-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/ Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Signature Athletic Club, Dallas, TX	2,453	1,075	2,921	1,227	(465	)(2)	1,075	3,683	4,758	1,142	1985	02/99	5-40 years
Venture Center, Atlanta, GA	2,567	411	2,746	220	—		411	2,966	3,377	1,220	1981	07/89	1-40 years
Westgrove Air Plaza, Addison, TX	3,397	211	1,898	114			211	2,012	2,223	378	1982	10/97	5-40 years

Industrial Warehouses
5360 Tulane, Atlanta, GA	364	95	514	50	(44	)(2)	95	520	615	332	1970	11/97	5-40 years
5700 Tulane, Atlanta, GA	—	—	—	720	(100	)(2)	—	620	620	153	1998	11/97	40 years
Addison Hangar, Addison, TX	1,168	928	1,481	33	—		928	1,514	2,442	178	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	1,440	—	1,150	248	—		—	1,398	1,398	476	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,408	984	3,934	67	—		984	4,001	4,985	620	1958	10/97	5-40 years
Space Center, San Antonio, TX	1,063	247	1,332	112	(131	)(2)	247	1,313	1,560	826	1970	11/97	5-40 years
Texstar, Arlington, TX	1,157	333	1,331	216	—		333	1,547	1,880	545	1967	12/93	5-40 years

Shopping Centers
Bridgeview Plaza	6,446	870	7,830				870	7,830	8,700	1,958
Cullman SC	1,684	200	1,800				200	1,800	2,000	450
Dunes Plaza, Michigan City, IN	2,845	1,230	5,430	1,931	(482	)(5)	1,230	6,879	8,109	2,323	1978	03/92	5-40 years
Fiesta, San Angelo, TX	—	44	—	—	—		44	—	44	—	—	12/91	—
K-Mart, Cary, NC	1,692	1,358	1,157	162	—		1,358	1,319	2,677	124	1981	08/98	40 years
Promenade, Highlands Ranch, CO	6,979	1,749	6,995	546	(679	)(2)	1,749	6,862	8,611	1,549	1985	07/96	5-40 years
Sadler Square, Amelia Island, FL	2,722	679	2,715	164	—		679	2,879	3,558	860	1987	11/93	3-40 years

Hotels
Akademia, Wroclaw, Poland	21,423	2,184	—	16,164	—		2,184	16,164	18,348	1,114	2001	02/01	40 years
The Majestic, Chicago, IL	2,215	572	2,365	1,515	—		572	3,880	4,452	1,007	1995	12/98	5-40 years
City Suites, Chicago, IL	3,695	950	3,847	1,106	—		950	4,953	5,903	1,317	1995	12/98	5-40 years
Majestic Inn, San Francisco, CA	5,255	1,139	4,555	985	—		1,139	5,540	6,679	2,366	1902	12/90	5-40 years
Willows, Chicago, IL	3,670	945	3,851	1,416	—		945	5,267	6,212	1,577	1995	12/98	5-40 years

Land
1013 Commons, New Orleans, LA	—	615	—	159	(36	)(2)	738	—	738	51	—	08/98	—
2301 Valley Branch, Farmers Branch, TX	3,023	4,169	—	84	—		4,253	—	4,253	—	—	09/02	—
Alamo Springs, Dallas, TX	—	1,385	—	—	—		1,385	—	1,385	—	—	09/99	—
Centura, Farmers Branch, TX	6,150	13,300	—	65	30		13,395	—	13,395	—	—	12/02	—
Dominion, Dallas, TX	552	3,931	—	—	—		3,931	—	3,931	—	—	03/99	—
Folsom	—	1,781	—	450	—		2,231	—	2,231	—	—	10/00	—
Fruitland, Fruitland Park, FL	—	253	—	—	(100	)(6)	153	—	153	—	—	05/92	—
Hollywood Casino, Farmers Branch, TX	6,222	16,987	—	2	—		16,989	—	16,989	—	—	06/02	—
Lakeshore Villas, Harris County, TX	—	950	—	112	(1)		1,061	—	1,061	—	—	03/02	—
Lamar Parmer/LimestoneII, Austin, TX	—	1,999	—	635	(79)		2,555	—	2,555	—	—	01/00	—
Las Colinas, Las Colinas, TX	—	995	—	5	—		1,000	—	1,000	—	—	01/96	—
Lemon Carlisle, Dallas, TX	1,745	3,576	—	30	—		3,606	—	3,606	—	—	02/98	—
Manhattan, Farmers Branch, TX	4,171	11,186	—	927	44		12,157	—	12,157	74	—	02/00	—
Marine Creek, Ft. Worth, TX	1,012	3,713	—	106	—		3,819	—	3,819	—	—	06/02	—
Mason Park, Houston, TX		2,790	—	301	(1,188)		1,903	—	1,903	—	—	06/02	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

			Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/ Location	Encumbrances		Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Mira Lago, Farmers Branch, TX	—		541	—	82	—		623	—	623	—	—	05/01	—
Maumelle Town Center, Maumelle, AR	640		1,153		11			1,164		1,164
Nakash	161		113					113		113
Nashville, Nashville, TN	—		1,890	—	34	—		1,924	—	1,924	—	—	06/02	—
Pac-Trust, Dallas, TX	277		1,232	—	—	—		1,232	—	1,232	—	—	10/01	—
Pulaski, Pulaski County, AR	1,400		2,095					2,095		2,095
Rasor, Plano, TX	1,260		2,319	—	227	—		2,546	—	2,546	—	—	03/02	—
Round Mt, Austin, TX	—		5,740	—	—	(5,421	)(2)(3)	319	—	319	—	—	12/86	—
Seminary West, Fort Worth, TX	—		234	—	—	—		234	—	234	—	—	07/01	—
Shefield Village, Grand Prairie, Texas	975		1,643	—	—	—		1,643	—	1,643	—	—	09/03	—
West End, Dallas, TX	5,766		11,405	—	77	(4,013	)(8)	7,469	—	7,469	—	—	08/97	—

Investment Properties	562,539		185,964	363,491	281,103	(23,189)		178,506	628,863	807,369	88,294

Properties Held for Sale
Land
Countryside Retail Center, Sterling, VA	22,027		2,088	18,791	40	—		2,088	18,831	20,919	1,513	1986	09/00	40 years
Harmon, Sterling, VA	8,827		1,054	9,487	219	—		1,054	9,706	10,760	809	1987	09/00	5-40 years
Kelly Warehouses, Dallas, TX	1,910		1,136	4,856	224	(2,856	)(2)(9)	1,136	2,224	3,360	713	1966/1973	03/95	5-40 years
McKinney 36, Collin County, TX	50	(7)	2,203	—	—	(230	)(2)	1,973	—	1,973	—	—	01/98	—
Ogden, Ogden, UT	1,780		52	1,568	112	(70)		52	1,610	1,662	627	1979	01/86	5-40 years
Red Cross, Dallas, TX	4,475		7,676	—	2	(197)		7,481	—	7,481	—	—	05/99	—
Sandison, Collin County, TX	140	(7)	5,021	—	—	(392	)(2)	4,629	—	4,629	—	—	05/98	—
Sandstone, Mesa, AZ	5,526		1,656	6,625	95	—		1,656	6,720	8,376	1,130	1986	10/97	5-40 years
Solco Allen, Collin County, TX	80	(7)	1,388	—	—	(80	)(2)	1,308	—	1,308	—	—	05/98	—
Stacy Road, Allen, TX	232	(7)	2,665	—	—	(193	)(2)	2,472	—	2,472	—	—	04/97	—
State Highway 121, Collin County, TX	173	(7)	4,354	—	—	(2,878	)(2)	1,476	—	1,476	—	—	02/97	—
Watters Road, Collin County, TX	140	(7)	1,787	—	—	(527	)(2)	1,260	—	1,260	—	—	02/97	—
Whisenant, Collin County, TX	23	(7)	631	—	—	(59	)(2)	572	—	572	—	—	05/98	—

Properties Held for Sale	44,440		31,711	41,327	692	(7,482)		27,157	39,091	66,248	4,792

	$606,979		$217,675	$404,818	$281,795	$(30,671)		$205,663	$667,954	$873,617	$93,086

(1)	The aggregate cost for federal income tax purposes is $751.9 million.
(2)	Purchase accounting basis adjustment.
(3)	Writedown of property to estimated net realizable value.
(4)	Construction period interest and taxes.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Cash received for easement deducted from the basis of the property.
(7)	The Sandison land is collateralized with the Solco Allen and Whisenant land. All of the land in McKinney and Collin County, Texas is cross-collateralized and cross defaulted.
(8)	Cash received for condemnation of part of property.
(9)	Sale of portion of property.
(10)	The Countryside Retail Center is collateralized with the Mimado Building.
(11)	Property under construction.

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2003	2002	2001
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$841,146	$713,348	$729,051
Additions
Purchases, improvements and construction	113,561	220,164	97,703
Real estate added from consolidation of partnerships	—	4,257	—
Deductions
Sale of real estate	(80,872)	(88,680)	(111,986)
Asset impairments	(5,007)	(2,579)	—
Asset retirements	—	(5,364)	—
Sale of foreclosed properties	—	—	(1,420)

Balance at December 31,	$868,828	$841,146	$713,348

Reconciliation of Accumulated Depreciation
Balance at January 1,	$81,659	$90,661	$88,187
Additions
Depreciation	22,655	20,445	19,705
Real estate added from consolidation of partnerships		817	—
Deductions
Sale of real estate	(16,019)	(24,900)	(17,231)
Asset retirements	—	(5,364)	—

Balance at December 31,	$88,295	$81,659	$90,661

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2003

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.	6.5%	03/07	Monthly interest only payments.	$—	$4,299	$4,299	$—

Executive Court Secured by a 41,840 sq. ft. office building in Memphis, TN.	12.0%	12/04	Excess property cash flow payments.	—	1,970	1,970	—

WRAPAROUND MORTGAGE LOANS
Pinemont Secured by an office building in Houston, TX.	10.40%	07/08	Monthly principal and interest payments of $6,281.	274	467	266	—

Nakash Secured by a shopping Center in Malden, MO.			Monthly interest only payments of $13,000.	305	902	902	—

JUNIOR MORTGAGE LOANS
Dallas Fund XVII Secured by an assignment of litigation proceeds. Nonperforming	Varies	05/03	One note bearing interest at the default rate of 18%.	—	4,303	4,303	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.0%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,386	—

Foxwood Secured by an apartment building in Memphis, TN.	12.0%		Excess property cash flow payments.	5,719	1,092	1,092	—

One Hickory Secured by an office building in Farmers Branch, TX.	10.0%	09/04	Excess property cash flow payments.	7,306	11,974	11,974	—

Two Hickory Secured by an office building in Farmers Branch, TX.	12.0%		Excess property cash flow payments.	7,500	4,448	3,115	—

OTHER
Mehrdad Moayedi Unsecured	12.0%	01/04	Principal and interest due January 2004.	—	34	22	—

North Augusta Plans Unsecured	5.0%	02/04	Principal and interest due February 2004.	—	42	42	—

Apartment Development Services Secured by 100% interest in partnership.	12.0%	06/05	Principal and interest due February 2004.	—	300	300	—

				$33,104	$32,217	30,671	$—

Interest						1,526
Allowance for estimated losses						(1,456)

						$30,741

(1)	The aggregate cost for federal income tax purposes is $24.6 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2003	2002	2001
	(dollars in thousands)
Balance at January 1,	$28,447	$22,689	$8,668
Additions
New mortgage loans	14,692	25,037	20,063
Mortgages added from consolidation of partnerships	—	902	—
Deductions
Collections of principal	(12,364)	(18,737)	(6,042)
Mortgages eliminated from consolidation of partnerships	—	(1,369)	—
Discount on sale of note receivable	(104)	—	—
Write off of principal due to discount for early payoff	—	(75)	—

Balance at December 31,	$30,671	$28,447	$22,689

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by rule 13a-15(b), TCI’s management, including the Acting Principal Executive Officer and Principal Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of TCI’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that TCI’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by rule 13a-15(d), TCI’s management, including the Acting Principal Executive Officer and Principal Accounting Officer, also conducted an evaluation of TCI’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting. Based on the evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of Transcontinental Realty Investors, Inc. (“TCI”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of TCI, the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignation of Earl D. Cecil (on February 29, 2004) as well as the election of independent directors, Ted R. Munselle and Sharon Hunt on February 20, 2004.

It is the Board’s objective that a majority of the Board consist of independent directors. For a director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with TCI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in TCI’s “Corporate Governance Guidelines.” The text of this document has been posted on TCI’s internet website at http://www.transconrealty-invest.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

All members of the Audit Committee and Nominating and Corporate Governance Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from TCI or any of its subsidiaries other than their Director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of TCI or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current Directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI or its former advisor, BCM or Prime, which took over as contractual advisor for BCM on July 1, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “Affiliated”, when used below with respect to a Director, means that the Director is an officer, director or employee of BCM, Prime or an officer of TCI or an officer or director of an affiliate of TCI. The designation “Independent”, when used below with respect to a Director, means that the Director is neither an officer of TCI nor a director, officer or employee of BCM or Prime, although TCI may have certain business or professional relationships with such Director as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.”

TED P. STOKELY:    Age 70, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December 1992) of Eldercare Housing Foundation (“Eldercare”), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director and Chairman of the Board of ARI (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of IORI.

HENRY BUTLER:    Age 53, Director (Affiliated) (since December 2001).

Broker—Land Sales (since 1992) of BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director (since July 2003) of ARI; and Director (December 2001 to July 2003) of IORI.

MARTIN L. WHITE:    Age 64, Director (Independent) (since January 1995).

Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (January 1995 to March 2004) of IORI.

TED R. MUNSELLE:    Age 48, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer of Landmark Nurseries, Inc.; Employed in the accounting industry from 1997 until October 1998; Certified Public Accountant in the State of Texas; and Director (since February 2004) of ARI.

SHARON HUNT:    Age 61, Director (Independent) (since February 2004).

Licensed Realtor in Dallas, Texas with Cook Realtors; President and Owner of Sharon’s Pretzels, Inc.; Director (since 1991) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of ARI.

Board Committees

The Board of Directors held 10 meetings during 2003. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on February 19, 2003, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. White and Munselle and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. The predecessor Audit Committee met nine times during 2003.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The members of the Committee are Messrs. Munselle (Chairman) and White and Ms. Hunt.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on March 22, 2004, and selected Ms. Hunt (Chairman) and Messrs. Munselle and White as the members of such Committee.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokley
Ted R. Munselle	T	T	T
Sharon Hunt	T	T	T
Martin L. White	T	T	T
Henry A. Butler

During February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the New York Stock Exchange, Inc. Pursuant to the Guidelines, the Board undertook its annual review of director independence, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

Executive Officers

The following persons currently serve as executive officers of TCI: Mark Branigan, Executive Vice President—Residential; Louis J. Corna Executive Vice President—Tax and General Counsel; and Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer. Their positions with TCI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with TCI or Prime, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

MARK W. BRANIGAN:    Age 49, Executive Vice President—Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997).

Executive Vice President—Residential (since July 2003) of Prime and Prime Income Asset Management, Inc. (“PIAMI”); Executive Vice President—Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Management (January 1992 to October 1997) of BCM, American Realty Trust, Inc. (“ART”) and IORI; Executive Vice President and Chief Financial Officer (August 2000 to June 2001) and Director (September 2000 to June 2001) of ARI; and real estate consultant (November 1997 to July 1999).

LOUIS J. CORNA:    Age 56, Executive Vice President—General Counsel (since February 2004); Secretary (since February 2004); Executive Vice President—Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October 2001), and Senior Vice President—Tax (December 2001 to June 2001).

Executive Vice President—Residential (since July 2003) of Prime and PIAMI; Executive Vice President—General Counsel (since February 2004), Secretary (since February 2004), Executive Vice President—Residential (since June 2001), Executive Vice President and Chief Financial Officer (June 2001 to October 2001), and Senior Vice President—Tax (December 2000 to June 2001) of BCM, ARI and IORI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.

RONALD E. KIMBROUGH:    Age 51, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002).

Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since July 2003) of Prime and PIAMI; Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002) of BCM, ARI and IORI; Controller (from September 2000 to January 2002) of BCM; Vice President and Treasurer (from January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

Officers

Although not an executive officer, Robert A. Waldman at December 31, 2003 served as Senior Vice President, Secretary and General Counsel. His position with TCI was not subject to a vote of stockholders. His age, term of service, all positions and offices with TCI, Prime or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below. On February 5, 2004, Mr. Waldman resigned from the company.

ROBERT A. WALDMAN:    Age 51, (Resigned on February 5, 2004) Senior Vice President and General Counsel (since July 2003) of Prime and PIAMI; Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999).

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

Code of Ethics

TCI has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to TCI). In addition, TCI has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller.

The text of these documents has been posted on TCI’s internet website at http://www.transconrealty-invest.com and are available in print to any shareholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Directors, executive officers, and any persons holding more than ten percent of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates during 2003. All of these filing requirements were satisfied by TCI’s Directors and executive officers and ten percent holders. In making these statements, TCI has relied on the written representations of its incumbent Directors and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, TCI’s day-to-day operations are performed by Prime under the supervision of the Board. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. Prime also serves as a consultant to the Board in connection with the business plan and investment decisions made by the Board.

BCM served as TCI’s advisor from March 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by PAMI under the same terms as BCM’s advisory agreement. PIAMI is owned by Realty Advisors (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime, which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is a company of which Messrs. Branigan, Corna, and Kimbrough serve as executive officers. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Primes’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

Under the Advisory Agreement, Prime is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Prime is required to report quarterly to the Board on TCI’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Prime by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Prime shall be deemed to be in a fiduciary relationship to the stockholders; contains a broad standard governing Prime’s liability for losses by TCI; and contains guidelines for Prime’s allocation of investment opportunities as among itself, TCI and other entities it advises.

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of TCI’s net income.

The Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement Prime or an affiliate of Prime is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

The Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI.

Under the Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. BCM, as advisor at the time, was required to refund $1.4 million of the 2002 advisory fee under this provision.

Additionally, if management were to request that Prime render services to TCI other than those required by the Advisory Agreement, Prime or an affiliate of Prime separately would be compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under “Property Management”, TCI has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of BCM, to provide property management services for TCI’s properties. Also as discussed below, under “Real Estate Brokerage” TCI had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for TCI until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for TCI.

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The directors and principal officers of Prime are set forth below.

Mickey N. Phillips:	Director
Ryan T. Phillips:	Director
Mark W. Branigan:	Executive Vice President—Residential
Louis J. Corna:	Executive Vice President—General Counsel, Executive Vice President—Tax, Secretary
Ronald E. Kimbrough:	Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer
Dan S. Allred:	Senior Vice President—Land Development

Mickey N. Phillips is Gene E. Phillips’ brother and Ryan T. Phillips is Gene E. Phillips’ son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children, which indirectly owns Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services to TCI.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracted the property-level management and leasing of 39 of TCI’s commercial properties to Regis which was a company owned by Highland, until December 2002. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad, until December 2002. Regis also was entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Realty I, LLC (“Regis I”), provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed TCI’s five hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, managed TCI’s five hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland.

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

ITEM 11.    EXECUTIVE COMPENSATION

TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of Prime, TCI’s advisor, are compensated by Prime. Such executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor” for a more detailed discussion of the compensation payable to Prime.

The only remuneration paid by TCI is to the Directors who are not officers or directors of Prime or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Each Independent Director receives compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $3,000 per year. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as Director, plus reimbursement of expenses.

During 2003, $91,113 was paid to the Independent Directors in total Directors’ fees for all services, including the annual fee for service during the period January 1, 2003 through December 31, 2003, and 2003 special service fees as follows: Earl D. Cecil, $32,255; Ted P. Stokely, $37,103; and Martin L. White, $32,250.

Director’s Stock Option Plan

TCI has established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or BCM. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant.

As of March 1, 2004, TCI had 140,000 shares of Common Stock reserved for issuance under the Director’s Stock Option Plan of which 30,000 options were outstanding.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the Dow Jones US Total Market Index (“DJ Total Market Index”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 1998, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

	1998	1999	2000	2001	2002	2003
TCI	100.00	103.41	75.95	137.35	150.95	143.17
DJ Real Estate Index	100.00	94.69	120.74	134.99	139.90	191.51
DJ Total U.S. Market Index	100.00	122.54	111.35	98.09	76.43	99.92

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of TCI are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2000 Stock Option Plan approved by stockholders	—	—	300,000
Directors Stock Option Plan approved by stockholders	—	—	65,000

Total	—	—	365,000

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5% of the outstanding shares of Common Stock as of the close of business on March 19, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
EQK Holdings, Inc.(2) 1800 Valley View Lane Suite 300 Dallas, Texas 75234	5,278,149	65.1%

Transcontinental Realty Acquisition Corporation (3) 1800 Valley View Lane Suite 100 Dallas, Texas 75234	1,213,226	15.0%

(1)	Percentage is based upon 8,113,669 shares of Common Stock outstanding at March 19, 2004.
(2)	EQK Holdings, Inc. (“EQK”) is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.
(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARI.

Security Ownership of Management.    The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the Directors and executive officers of TCI as of the close of business on March 19, 2004.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Mark W. Branigan	6,491,375	(2)	80.0%
Henry A. Butler	6,491,375	(3)	80.0%
Louis J. Corna	6,491,375	(2)	80.0%
Ronald E. Kimbrough	6,491,375	(2)	80.0%
Ted P. Stokely	6,501,375	(3)(4)	80.1%
Martin L. White	6,501,375	(3)(5)	80.1%
Sharon Hunt	6,491,375	(3)	80.0%
Ted Munselle	6,491,375	(3)	80.0%
All Directors and Executive Officers as a group (9 individuals)	6,501,375	(2)(3)(4)(5)	80.1%

(1)	Percentage is based upon 8,113,669 shares of Common Stock outstanding at March 19, 2004 and 20,000 shares which may be issued under existing Director Stock Options.
(2)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Each of the executive officers of ARI may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of ARI and its subsidiaries, EQK and TRAC. The executive officers of TCI disclaim such beneficial ownership.
(3)	Includes 5, 278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Messrs. Butler, Stokely and Munselle and Ms. Hunt may be deemed to be beneficial owners of such shares by virtue of their positions as directors of ARI. Messrs. Butler, Stokely and Munselle and Ms. Hunt disclaim such beneficial ownership.
(4)	Includes 10,000 shares which may be acquired by Mr. Stokely pursuant to the Director Stock Option Plan.
(5)	Includes 10,000 shares which may be acquired by Mr. White pursuant to the Director Stock Option Plan.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Board of Directors voted to retain BCM as TCI’s advisor. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT—The Advisor.” Effective July 1, 2004, Prime replaced BCM as the contractual advisor to TCI. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland, a related party. Triad subcontracted the property-level management and leasing of 39 of TCI’s commercial properties, and its five hotels to Regis, a related party, which is a company owned by Highland, until December 2002. Since January 1, 2003, Regis I provided this service.

Regis also provided real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement, until December 2002. Since January 1, 2003, Regis I provided this service.

Two of TCI’s Directors also serve as directors of IORI. The Directors owe fiduciary duties to IORI as well as to TCI under applicable law. At December 31, 2003, TCI owned approximately 24.0% of the outstanding common shares of IORI. Prime also serves as advisor to ARI. Messrs. Stokely, White, Munselle and Hunt serve also as Directors of ARI and Messrs. Stokley and White serve also as Directors of IORI. Messrs. Branigan, Corna, and Kimbrough serve as executive officers of ARI.

Related Party Transactions

Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

Operating Relationships

In the year ended December 31, 2003, TCI received $175,000 in rent from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

Property Transactions

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation from ARI, for $4.4 million. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income (“cap rate”) of 7.0%. The business purpose of the transaction was for TCI to make an equity investment in Two Hickory anticipating a profitable return.

In February 2002, TCI sold a $2.0 million senior participation interest in a loan to IORI. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” Management determined that TCI could benefit from the increase in cash and decrease its notes receivable outstanding portfolio.

In March 2002, TCI paid cash of $600,000 and received from ARI two parcels of land, a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas land, and the 45,623 sq. ft. Oaktree Village Shopping Center in exchange for the 80,278 sq. ft. Plaza on Bachman Creek Shopping Center. The exchange value prices for the shopping centers were determined based on a cap rate of 10.5% and the value for the Rasor and Lakeshore Villas land was determined on appraised rates of $3.36 and $1.29, respectively, per square foot. The business purpose of the transaction was for TCI to construct apartments on the Rasor and Lakeshore Villas land and to give ample value for the property TCI exchanged, the Oaktree Shopping Center was added to the transaction. See NOTE 2. “REAL ESTATE.”

In April 2002, TCI purchased 100% of the following entities from ARI: Garden Confederate Point, L.P., Garden Foxwood, L.P., Garden Woodsong, L.P. and ART One Hickory Corporation for $10.0 million. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” The purchase price for these entities was determined based on a cap rate of 8.41% for the partnerships and 7.0% for ART One Hickory Corporation. The business purpose of the transaction was for TCI to make an equity investment in the entities anticipating a profitable return.

In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building from ARI for $50.0 million. See NOTE 2. “REAL ESTATE.” The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return.

Also in June 2002, TCI purchased five parcels of unimproved land from ARI: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Palm Desert land parcels. See NOTE 2. “REAL ESTATE.” The purchase price of the Hollywood Casino land was determined based on an appraised rate of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Palm Desert land parcels was determined based on appraised rates of $2.00, $3.56, $4.00 and $1.48 per square foot, respectively. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land.

In October 2002, a short term working capital loan to BCM for a total of $4.0 million was assumed by TCI. The loan is secured on the Red Cross land, requires quarterly payments and was due in October 2002. This loan was extended to and paid in full in September 2003. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura land parcel, from ARI. See NOTE 2. “REAL ESTATE.” The purchase price was determined based on an appraised rate of $34.89 per share foot. The business purpose of the transaction was for TCI to construct apartments on the land.

As more fully described in ITEM 2. “PROPERTIES-Real Estate,” TCI is a partner with IORI in Nakash Income Associates. TCI owns 345,728 shares of IORI’s Common Stock, an approximate 24.0% interest. At December 31, 2003, the market value of the IORI common shares was $5.3 million.

At December 31, 2003, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ARI. BCM also serves as advisor to ARI and at March 19, 2004, ARI owned approximately 64.5% of TCI’s outstanding Common Stock. At December 31, 2003, the market value of the ARI common shares owned by TCI was $6.8 million.

In February 2002, a short term working capital loan to BCM for a total of $2.5 million was assumed by TCI. The loan is secured by the Stone Oak Apartments in San Antonio, Texas, requires all principal and interest due and payable on April 28, 2003. TCI sold Stone Oak Apartments in July 2003 and paid the principal and accrued interest in full.

In 2003, TCI paid BCM and Prime, its affiliates and related parties $6.2 million in advisory, incentive and net income fees, $845,000 in mortgage brokerage and equity refinancing fees, $117,000 in property acquisition fees, $1.5 million in real estate brokerage commissions, $4.1 million in construction supervision fees and $2.1 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM or Prime. In addition, as provided in the Advisory Agreement, BCM and Prime received cost reimbursements of $1.6 million.

In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets or other liabilities. At December 31, 2003, TCI had receivables of $3.1 million, $1.7 million and $608,000 from Prime, GS Realty, and ARI, respectively. Also at December 31, 2003, TCI owed $706,000 and $260,000 to GS Realty and IORI, respectively.

Restrictions on Related Party Transactions

Article FOURTEENTH of TCI’s Articles of Incorporation provides that TCI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of TCI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Board of Directors or the appropriate committee thereof and (b) the Board of Directors or committee thereof determines that such contract or transaction is fair to TCI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of TCI entitled to vote thereon. Article FOURTEENTH defines an “Independent Director” as one who is neither an officer or employee of TCI nor a director, officer or employee of TCI’s advisor.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI by BDO Seidman, LLP for 2003 and 2002:

Type of Fee	2003	2002
Audit Fees	$219,524	$218,192
Audit Related Fees
Tax Fees	61,093	37,092
All Other Fees	—	50,192

Total	$280,617	$305,476

The audit fees for 2003 and 2002, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2003 and 2002, respectively, were for services related to federal and state tax compliance and advice. Other fees for 2002 were primarily for 8K reviews and filings and assistance related to a tender offer of TCI and IORI by ARI.

The audit committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2003 and 2002 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to preapprove the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a preapproval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be preapproved. Consistent with the SEC rules establishing two different approaches to preapproving non-prohibited services, the Policy of the Audit Committee covers Preapproval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approval and rejection of each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally preapproved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to preapprove services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Operations—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

(b)	Reports on Form 8-K: During the last quarter of the period covered by this report, the following reports on Form 8-K were filed on the dates indicated reporting the items set forth below:

Current Report on Form 8-K for event occurring on October 1, 2003 (dated October 14, 2003) reporting under Item 5 “Other Events and Regulation FD Disclosure.

(c)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number		Description of Exhibit
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
21	.0*	Subsidiaries of the Registrant.
31	.0*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.
32	.0*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 30, 2004	By:	/s/ RONALD E. KIMBROUGH
Ronald E. Kimbrough Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 30, 2004

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 30, 2004

/s/ MARTIN L. WHITE Martin L. White	Director	March 30, 2004

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 30, 2004

/s/ SHARON HUNT Sharon Hunt	Director	March 30, 2004

/s/ RONALD E. KIMBROUGH Ronald E. Kimbrough	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 30, 2004

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2003

Exhibit Number		Description of Exhibit
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
21.0	*	Subsidiaries of the Registrant.
31.0	*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.
32.0	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.