Form 10-Q
period 2004-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2004-05-17
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at May 14, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2004, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$857,278	$807,371
Less—accumulated depreciation	(91,547)	(88,295)

	765,731	719,076

Real estate held for sale	22,841	61,457

Notes and interest receivable
Performing (including $20,925 in 2004 and $18,793 in 2003 from affiliates and related parties)	38,181	27,894
Nonperforming, nonaccruing	4,303	4,303

	42,484	32,197
Less—allowance for estimated losses	(1,456)	(1,456)

	41,028	30,741

Investment in real estate entities	14,732	14,271
Marketable equity securities, at market value	5,397	5,000
Cash and cash equivalents	7,331	6,434
Other assets (including $1,706 in 2004 and $4,819 in 2003 from affiliates and related parties)	36,989	44,011

	$894,049	$880,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	March 31, 2004	December 31, 2003
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable	$599,173	$608,240
Liabilities related to assets held for sale	15,810	18,225
Other liabilities (including $10,509 in 2004 and $607 in 2003 to related parties)	56,646	34,688

	671,629	661,153
Commitments and contingencies

Minority interest	490	(126)

Stockholders’ equity
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $3,000)	—	—
Common stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,113,669 shares in 2004 and 8,072,594 in 2003	81	81
Paid-in capital	256,861	256,914
Accumulated deficit	(34,890)	(36,416)
Accumulated other comprehensive loss	(122)	(616)

	221,930	219,963

	$894,049	$880,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share)
Property revenue
Rents	$29,546	$24,461
Property expense
Property operations (including $803 for three months of 2004 and $807 for three months of 2003 to affiliates and related parties)	18,139	16,606

Operating income	11,407	7,855

Other income (loss)
Interest and other (including $201 for three months of 2004 and $152 for three months of 2003 from affiliates and related parties)	398	848
Equity in loss of equity investees	(570)	(1,296)

	(172)	(448)
Other expense
Interest	10,545	8,477
Depreciation	5,741	4,404
Advisory fee to affiliates	1,640	1,656
Net income fee to affiliate	79	—
General and administrative (including $478 for three months of 2004 and $559 for three months of 2003 to affiliates and related parties)	2,957	1,697
Loss on foreign currency transaction	—	3
Discount on sale of note receivable	—	104
Minority interest	324	(61)

	21,286	16,280

Net loss from continuing operations	(10,051)	(8,873)

Discontinued operations:
Income (loss) from operations	(329)	(40)
Gain on sale of operations	10,878	—
Equity in investees gain on sale of real estate	1,028	1,509

	11,577	1,469

Net income (loss)	1,526	(7,404)
Preferred dividend requirement	(53)	(45)

Net income (loss) applicable to common shares	$1,473	$(7,449)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
Basic earnings per share
Net loss from continuing operations	$(1.25)	$(1.10)
Discontinued operations	1.43	.18

Net income (loss) applicable to common shares	$.18	$(.92)

Diluted earnings per share
Net loss from continuing operations	$(1.25)	$(1.10)
Discontinued operations	1.43	.18

Net income (loss) applicable to common shares	$.18	$(.92)

Weighted average common shares used in computing earnings per share
Basic	8,113,669	8,072,594
Diluted	8,113,669	8,072,594

Convertible Series C Preferred stock (226,881 shares) and options to purchase 30,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	Shares	Amount
	(dollars in thousands, except per share)
Balance, January 1, 2004	8,113,669	$81	$256,914	$(36,416)	$(616)	$219,963

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	97	97

Unrealized gain on marketable securities	—	—	—	—	397	397

Net income	—	—	—	1,526	—	1,526

						2,020

Series C Preferred Stock cash dividend ($7.00 per share)	—	—	(53)	—	—	(53)

Balance, March 31, 2004	8,113,669	$81	$256,861	$(34,890)	$(122)	$221,930

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income(loss)	$1,526	$(7,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,046	5,102
Amortization of deferred borrowing costs	599	491
Gain on sale of real estate	(11,906)	(1,509)
Equity in loss of equity investees	570	1,296
Loss on foreign currency transaction	—	3
Loss (income) allocated to minority interest	324	(61)
Increase in interest receivable	(345)	(99)
Decrease (increase) in other assets	47	(418)
Decrease in interest payable	(1,290)	(120)
Increase in other liabilities	15,995	1,618

Net cash provided by (used in) operating activities	11,566	(1,101)

Cash Flows from Investing Activities
Collections on notes receivable	39	157
Funding of notes receivable	(55)	(461)
Acquisition of real estate (including $690 in 2003 to affiliates and related parties)	(14,700)	(1,476)
Real estate improvements	(1,785)	(17,612)
Payments made under interest rate swap agreement	—	(56)
Real estate construction	(53,279)	—
Proceeds from sale of real estate	51,844	—
Distributions from equity investees, net	4	600
Payments from (to) advisor	1,070	(1,250)
Deposits on pending purchases and financings	(2,594)	(1,105)
Purchase of marketable equity securities	—	(5,000)

Net cash used in investing activities	(19,456)	(26,203)

Cash Flows from Financing Activities
Payments on notes payable	(106,861)	(24,731)
Proceeds from notes payable	117,137	45,367
Deferred financing costs (including $54 in 2003 to affiliates and related parties)	(1,489)	(400)

Net cash provided by financing activities	8,787	20,236

Net increase (decrease) in cash and cash equivalents	897	(7,068)
Cash and cash equivalents, beginning of period	6,434	10,558

Cash and cash equivalents, end of period	$7,331	$3,490

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$10,202	$10,358

Schedule of noncash investing and financing activities:
Notes payable assumed on purchase of real estate	—	2,650
Notes payable assumed by buyer on sale of real estate	2,825	—
Funds collected by affiliate on sale of note receivable	—	2,700
Notes receivable provided on sale of real estate	9,925	—
Note payable proceeds used by affiliate for purchase of real estate	1,000	—
Real estate received from related party as payment of debt	—	10,700
Real estate purchased from affiliate increasing affiliate payable	2,585	—
Note payable paid by affiliate	10,823	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Transcontinental Realty Investor, Inc. (“TCI”) is a Nevada corporation and successor to a California business trust which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI also invests in mortgage loans on real estate.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2003 have been reclassified to conform to the 2004 presentation.

Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of March 31, 2004, ARI owned 80.0% of the outstanding TCI common shares.

TCI provides stock options to certain directors. TCI accounts for these stock options using the intrinsic method pursuant to the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, TCI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If TCI had elected to recognize compensation cost for the issuance of options to directors of TCI based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been impacted as follows:

	For the Three Months Ended March 31,
	2004	2003
Net income (loss)
As reported	$1,526	$(7,404)
Proforma compensation expense, net of tax	137	268

Proforma	$1,389	$(7,672)

Basic earnings (loss) per share:
As reported	$.18	$(.92)
Proforma	$.17	$(.95)
Diluted earnings (loss) per share:
As reported	$.18	$(.92)
Proforma	$.17	$(.95)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2. REAL ESTATE

In 2004, TCI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/(Received)	Debt Incurred	Interest Rate	Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%	04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80	04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74	08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791	5.85	06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316	5.60	03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779	5.78	06/45

Land
Lubbock land	Lubbock, TX	2.866 Acres	224	224	—	—	—
Railroad land	Dallas, TX	.293 Acres	708	704	—	—	—
Vista Ridge land(2)	Lewisville, TX	14.216 Acres	2,585	—	—	—	—

Second Quarter
Apartments
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966	—	—

Land
Rogers land(1)	Rogers, AR	20.08 Acres	1,390	506	1,130	10.5	04/05

(1)	Land purchased for apartment construction.
(2)	Property received from a related party as an increase to TCI’s affiliate payable.

In 2003, TCI purchased the following properties:

Property	Location	Units/Sq.Ft./ Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Heather Creek(1)	Mesquite, TX	200 Units	$2,523	$449	$2,074		6.15%	06/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.50	10/44
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		6.12	03/45

Shopping Center
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq.Ft.	8,700	—	—		—	—
Cullman(2) (5)	Cullman, AL	92,433 Sq.Ft.	2,000	—	2,650	(4)	16.75	03/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75	07/04

(1)	Land purchased for apartment construction.
(2)	Property received from a related party for forgiveness of debt.
(3)	Debt was paid off in April 2003 refinance.
(4)	Assumed debt.
(5)	TCI assumed $2.65 million of debt along with receiving property valued at $2.0 million and a note receivable valued at $650,000.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2004, TCI sold the following properties:

Property	Location	Acres/Sq.Ft.	Sales Price	Net Cash Received	Debt Extinguished		Gain on Sale
First Quarter
Office Building
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	$2,650	$216	$2,200		$1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	22,800		5,475

Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,374
Texstar Warehouse(2)	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)(6)	—	(4)

Shopping Center
K-Mart(3)	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)(6)	—	(5)

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956	4,088		2,106	(7)
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842	4,450		—

Second Quarter
Office Building
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667	3,750		357

(1)	Assumed debt.
(2)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Property sold to BCM, a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Excludes a $1.0 million deferred gain from a related party sale.
(5)	Excludes $355,000 deferred gain from a related party sale.
(6)	Failure to notify and receive approval from the lender for this transaction may constitute an even of default under the terms of the debt.
(7)	Excludes a $5.0 million deferred gain due to a portion of the land sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

TCI did not sell any properties in the first quarter of 2003.

At March 31, 2004, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
288 City Park	Houston, TX	240 Units	$4,748	$11,939	$15,005
Blue Lake Villas II	Waxahachie, TX	70 Units	407	4,264	4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	8,423	12,162	15,500
Breakwater Bay	Beaumont, TX	176 Units	7,701	2,765	9,545
Bridges on Kinsey	Tyler, TX	232 Untis	1,643	14,437	14,477
Capitol Hill	Little Rock, AR	156 Units	9,029	1,550	9,500
Dakota Arms	Lubbock, TX	208 Units	1,930	12,007	12,549
Kingsland Ranch	Houston, TX	398 Units	21,925	3,729	23,000
Lake Forest	Houston, TX	240 Units	3,230	11,207	12,815
Vistas at Pinnacle Park	Dallas, TX	322 Units	17,529	3,652	19,149
Vistas of Vance Jackson	San Antonio, TX	240 Units	3,044	15,058	16,056

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the three months ended March 31, 2004, TCI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas and the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In March 2004, TCI sold 492.531 acres in Collin County, Texas to a third party for $19.9 million. TCI provided $7.2 million of the purchase price as seller financing for a portion of the land on a contingent basis. The note bears interest at 7% and matures in September 2004. The buyer has the option to convey the contingent land back to TCI for cancellation of the note. The purchaser also has the option to extend the note to December 2004 with a $1.1 million extension payment prior to the maturity date.

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

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of September 2003, TCI has funded a total of $4.3 million and the note is classified as nonperforming. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as security for the note. TCI is also working on securing additional collateral for this note and restructuring the terms of the note but a new agreement has not been reached. The current agreement requires interest to accrue at the default rate of 18%.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of March 2004, TCI funded $354,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of March 2004, TCI has funded $300,000 of the line of credit.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments of $54,000 and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

Related Party. In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The note bears interest at the prime rate plus 2%, which is currently 6.0%, and matures in April 2005.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The note bears interest at the prime rate plus 2%, which is currently 6.0%, and matures in April 2005.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at March 31, 2004 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. (“BCM”), TCI’s advisor until July 1, 2003, also served as advisor to IORI and ARI until July 1, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC, (“Prime”) replaced PIAMI as the advisor to TCI. ARI is a related party that owns 80% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI’s investment in real estate entities, accounted for using the equity method, at March 31, 2004, was as follows:

Investee	Percentage of TCI’s Ownership at March 31, 2004	Carrying Value of Investment at March 31, 2004	Market Value of Investment at March 31, 2004
IORI	24.0%	$5,062	$5,376
ARI	6.5%	9,473	7,178

		14,535	$12,554

Other		197

		$14,732

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first three months of 2004 and 2003.

	2004	2003
Revenues	$32,264	$35,904
Equity in loss of partnerships	(1)	(4,354)
Property operating expenses	(26,299)	(24,066)
Depreciation	(2,633)	(2,952)
Interest expense	(10,403)	(12,737)
Loss before gains on sale of real estate	(7,072)	(8,205)
Gain on sale of real estate	6,987	22,984

Net income (loss)	$(85)	$14,779

NOTE 5. MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $396,000 for the period ending March 31, 2004 due to an increase in market price.

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

In March 2004, a related party purchased the loans on TCI’s three Chicago hotels for $10.8 million. This amount increased the affiliate payable balance by $10.8 million.

In February 2004, TCI received a loan for $1.0 million used for the purchase of land by ARI, decreasing the affiliate payable balance by $1.0 million.

In January 2004, TCI purchased 14.216 acres of land from an affiliate with a net purchase price of $2.6 million, increasing the affiliate payable balance by $2.6 million.

In March 2003, TCI purchased two properties from an affiliate with a net purchase price of $10.7 million, reducing the affiliate receivable balance by $8.1 million after the assumption of debt of $2.65 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles the beginning and ending Affiliates receivable (payable) balances as of March 31, 2004.

	PRIME	ARI	IORI
Balance, December 31, 2003	$4,391	$(347)	$(260)
Cash transfers	15,371	—	—
Cash repayments	(16,498)	—	—
Repayments through property transfers	(2,585)	—	—
Repayment through affiliate refinance	(10,823)	—	—
Advance through receipt of loan obligation	1,000	—	—
Other additions	12,623	—	—
Other repayments	(12,565)	—	—

Balance, March 31, 2004	$(9,086)	$(347)	$(260)

NOTE 7. NOTES AND INTEREST PAYABLE

In March 2004, a related party to TCI purchased the loans on TCI’s three Chicago hotels, the City Suites hotel, the Willows hotel and The Majestic hotel. The loans, including accrued but unpaid interest, were purchased for $10.8 million dollars. The purchased loans were applied as an affiliate payable to the Prime affiliate balance.

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. TCI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 4.5%, requires monthly principal and interest payments, and matures in February 2005.

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	$34,000	$36,889	$(4,588)	5.50	%(1)	04/06

Land
Centura Land	Farmers Branch, TX	8.753 Acres	4,485	4,400	(183)	7.00	(1)	11/04
Hollywood, Dominion & Mira Lago(2)	Farmers Branch, TX	66.085 Acres	6,985	6,222	(67)	7.00	(1)	02/05
Marine Creek(3)	Ft. Worth, TX	54 Acres	1,286	991	192	5.75		06/05

(1)	Variable rate.
(2)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(3)	Construction loan for apartment construction.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2003, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$(29)	6.63	%(1)	03/06
Stone Oak	San Antonio, TX	252 Units	2,500	—	2,500	5.00		04/03	(2)

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	6,000	4,824	1,134	5.25	(1)	01/10

(1)	Variable rate.
(2)	Loan paid in full during July 2003.

NOTE	8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in loss of equity investees and equity in investees gains on sales of real estate which totaled $856,000 and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. Expenses that are not reflected in the segments are general and administrative expenses, discount on sale of note receivable, loss on foreign currency transaction, minority interest, advisory and net income fees which totaled $5.0 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively. Also excluded from segment assets are assets of $105.5 million at March 31, 2004, and $96.7 million at March 31, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the three months ended March 31, 2004 and 2003, and each segment’s assets at March 31.

Three Months Ended March 31, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$141	$12,245	$15,681	$1,479	$29,546
Property operating expenses	378	6,947	9,406	1,408	18,139

Operating income (loss)	$(237)	$5,298	$6,275	$71	$11,407

Interest	$578	$3,743	$5,670	$554	$10,545
Depreciation	11	2,615	2,778	337	5,741
Real estate improvements	100	1,445	222	18	1,785
Real estate construction	—	—	53,279	—	53,279
Assets	84,861	244,281	426,208	33,222	788,572

Property Sales:	Land	Commercial Properties	Total
Sales price	$28,462	$39,600	$68,062
Cost of sales	21,374	29,434	50,808
Deferred current gain	4,982	1,394	6,376

Gain on sale	$2,106	$8,772	$10,878

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Three Months Ended March 31, 2003	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$131	$12,895	$10,365	$1,070	$24,461
Property operating expenses	436	7,495	7,525	1,150	16,606

Operating income (loss)	$(305)	$5,400	$2,840	$(80)	$7,855

Interest	$717	$4,630	$2,662	$468	$8,477
Depreciation	—	2,997	1,038	369	4,404
Real estate improvements	17	1,566	327	49	1,959
Real estate construction	—	—	8,468	—	8,468
Assets	106,161	319,225	325,400	29,747	780,533

NOTE 9. DISCONTINUED OPERATIONS

For the three months ended March 31, 2004 and 2003, income from discontinued operations relates to 9 properties that TCI sold during 2004 and 17 properties that TCI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2004	2003
Revenue
Rental	$1,343	$5,011
Property operations	615	2,348

	728	2,663

Expenses
Interest	752	2,006
Depreciation	305	697

	1,057	2,703

Net loss from discontinued operations before gains on sale of real estate	(329)	(40)
Gain on sale of operations	10,878	—
Equity in investees gain on sale of real estate	1,028	1,509

Net income from discontinued operations	$11,577	$1,469

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Liquidity. Management anticipates that TCI will generate excess cash from operations in 2004 due to increased rental rates and occupancy at its properties, however, such excess will not be sufficient to discharge all of TCI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

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

Liquidity and Capital Resources

TCI reported net income of $1.5 million for the three months ended March 31, 2004, which included the following non-cash charges: depreciation and amortization of $6.0 million, equity loss of equity investees of $570,000, equity investees gain on sale of real estate of $1.0 million and gain on sale of operations of $10.9 million. For the three months ended March 31, 2003, TCI reported a net loss of $7.4 million, which included the following non-cash charges: depreciation and amortization of $5.1 million, equity loss of equity investees of $1.3 million and equity investees gain on sale of real estate of $1.5 million.

For the three months ended March 31, 2004, net cash provided by operating activities amounted to $11.6 million, interest receivable increased by $345,000 due to additional notes receivable fundings, other assets decreased by $47,000, interest payable decreased by $1.3 million due to notes paid or assumed on property sales and other liabilities increased by $16.0 million primarily due to an increase in affiliated payables and deferred gains on property sales.

Also for the three months ended March 31, 2004, net cash used in investing activities was $19.5 million primarily due to real estate construction and improvements of $55.1 million, payments for real estate acquisitions of $14.7 million, deposits on pending purchases of $2.6 million and additional fundings on notes receivable of $55,000. These outflows for investing activities were offset by the collection of $38,700 on notes receivable, payments received from the advisor of $1.1 million and proceeds from sale of real estate of $51.8 million.

Net cash provided by financing activities of $8.8 million was due to proceeds received from the funding or refinancing of notes payable of $117.1 million; offset by cash payments of $106.9 million to paydown existing notes payable and $1.5 million for financing costs.

In the first three months of 2004, TCI sold one shopping center, three industrial warehouses, two land parcels and two office buildings for a total of $68.1 million, receiving $15.2 million in cash and extinguishing debt of $39.5 million after the payment of various closing costs.

Also in the first three months of 2004, TCI financed or refinanced one office building and three parcels of land for a total of $46.8 million and paying $4.6 million in cash.

Further in the first three months of 2004, TCI purchased two parcels of unimproved land and seven parcels of unimproved land for apartment construction for $17.9 million. TCI paid $3.0 million in cash, including various closing costs and incurred $11.7 million in debt for the new construction properties. TCI also incurred $53.3 million on property construction, of which $51.1 million was funded by debt. For the remainder of 2004 and the first half of 2005, TCI expects to spend an additional $92.8 million on property construction projects, of which $80.3 million will be funded by debt.

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

Results of Operations

TCI had net income of $1.5 million in the period ended March 31, 2004, including gains on the sale of real estate totaling $10.9 million, a loss from discontinued operations of $329,000 and $1.0 million gain on the sale of real estate by equity investees, compared to a net loss of $7.4 million in the corresponding period in 2003, including a loss from discontinued operations of $40,000 and $1.5 million gain on sale of real estate by equity investees. Fluctuations in this and other components of revenues and expense between the 2004 and 2003 periods are discussed below.

Rents in the period ended March 31, 2004, increased to $29.5 million compared to $24.5 million in 2003. This increase is mainly due to new rental income from the completion of ten apartments in 2004 and 2003.

Property operations expense increased to $18.1 million in the period ended March 31, 2004, compared to $16.6 million in 2003. This increase is mainly due to the completion of ten apartments in 2004 and 2003. Property operations expenses for the remaining quarters of 2004 are expected to increase as TCI continues to upgrade the quality of apartments and commercial properties.

Interest income decreased to $398,000 in the period ended March 31, 2004, compared to $848,000 in 2003. The decrease was primarily due to the collection of four loans in 2003. Although TCI added $9.9 million in new notes receivable in the first quarter of 2004, only one month of interest was recognized due to all being added in March 2004. Interest income for the remaining quarters of 2004 is expected to decrease due to loans maturing in 2004.

Equity in losses of investees was $570,000 in the period ended March 31, 2004 compared to $1.3 million in 2003. ARI and IORI both had smaller losses in the first quarter of 2004 as compared to the first quarter of 2003.

Interest expense increased to $10.5 million in the period ended March 31, 2004, from $8.5 million in 2003. This increase is due to the completion of ten apartments in 2003 and 2004, which was offset by lower commercial interest due to sales in 2003 and 2004.

Depreciation expense increased to $5.7 million in the period ended March 31, 2004 from $4.4 million in 2003. This increase is due to depreciation from the ten completed apartments in 2003 and 2004, which was offset by lower commercial depreciation due to sales in 2003 and 2004. Depreciation expense for the remaining quarters of 2004 may continue to increase as TCI completes its apartment construction projects.

Net income fee due to affiliate in the period ended March 31, 2004 was $79,000. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had a net loss for the three months ended March 31, 2003 and no such fee was recorded.

General and administrative expenses increased to $3.0 million in the period ended March 31, 2004, from $1.7 million in 2003. These increases were mainly due to higher legal fees, state income taxes and cost reimbursements to Prime.

In the three months of 2004, gains on sale of real estate totaling $10.9 million were recognized, including $5.5 million on the sale of Countryside Retail center, $1.9 million on the sale of Countryside Harmon, $1.4 million on the sale of Ogden Industrial Warehouse, $153,000 on the sale of the Pinewood Kelly Warehouse and $2.1 million on the sale of the 492.531 acres of Allen land.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2004 and a loss for federal income tax purposes in the first three months of 2003; therefore, it recorded no provision for income taxes.

At March 31, 2004, TCI had a net deferred tax asset of $7.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2004, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$178,455	5.63%	$1,785

Total decrease in TCI’s annual net income			$1,785

Per share			$.22

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, TCI carried out an evaluation, under the supervision and with the participation of TCI’s Acting Principal Executive Officer and principal accounting officer, of TCI’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, TCI’s Acting Principal Executive Officer and principal accounting officer concluded that TCI’s disclosure controls and procedures are effective.

There have been no significant changes in TCI’s internal controls over financial reporting during the quarter ending March 31, 2004, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
January 1-31, 2004	—	$—	—	—
February 1-29, 2004	—	—	—	—
March 1-31, 2004	—	—	—	—

Total	—	$—	—	977,110

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,387,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

Current Report on Form 8-K for event occurring on February 19, 2004 (dated March 11, 2004) reporting under Item 5 “Other Events and Regulation FD Disclosure.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 14, 2004	By:	/s/ Ronald E. Kimbrough
Ronald E. Kimbrough
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2004

Exhibit Number	Description	Page Number

31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.