Form 10-Q
period 2004-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2004-08-16
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at August 13, 2004)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated balance sheets, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

	June 30, 2004	December 31, 2003
		As Restated
Assets
Real estate held for investment	$882,095	$807,371
Less—accumulated depreciation	(92,055)	(86,501)

	790,040	720,870

Real estate held for sale	10,419	61,457

Notes and interest receivable:
Performing (including $20,925 in 2004 and $18,793 in 2003 from affiliates and related parties)	41,045	27,894
Nonperforming, nonaccruing	4,303	4,303

	45,348	32,197
Less—allowance for estimated losses	(1,456)	(1,456)

	43,892	30,741

Investment in real estate entities	14,272	14,271
Marketable equity securities, at market value	5,397	5,000
Cash and cash equivalents	4,680	6,434
Other assets (including $1,770 in 2004 and $4,819 in 2003 from affiliates and related parties)	30,456	44,011

	$899,156	$882,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(Dollars in thousands, except per share)

	June 30, 2004	December 31, 2003
		As Restated
Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$635,113	$608,240
Liabilities related to assets held for sale	3,426	18,225
Other liabilities (including $4,999 in 2004 and $607 in 2003 to related parties)	39,893	34,688

	678,432	661,153

Commitments and contingencies	—	—

Minority interest	752	(126)

Stockholders’ equity:
Preferred Stock Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $3,000)	—	—
Common stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,113,669 shares in 2004 and 8,072,594 in 2003	81	81
Paid-in capital	256,809	256,914
Accumulated deficit	(35,546)	(34,622)
Accumulated other comprehensive loss	(1,372)	(616)

	219,972	221,757

	$899,156	$882,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		As Restated		As Restated
Property revenue:
Rents	$28,345	$23,462	$57,892	$47,924
Property expense:
Property operations (including $2,288 for six months of 2004 and $2,171 for six months of 2003 to affiliates and related parties)	17,824	14,754	35,964	31,361

Operating income	10,521	8,708	21,928	16,563

Land Operations:
Sales	—	1,999	28,462	1,999
Cost of Sales	—	1,615	21,374	1,615
Deferred Gain on Sale	—	—	4,982	—

Gain on Sales	—	384	2,106	384

Other income (loss):
Interest (including $310 for six months of 2004 and $506 for six months of 2003 from affiliates and related parties)	1,155	660	1,554	1,508
Gain on foreign currency transaction	1,249	—	1,249	—
Equity in loss of equity investees	(939)	(297)	(1,510)	(1,592)

	1,465	363	1,293	(84)
Other expense:
Interest	9,215	7,788	19,759	16,268
Depreciation	5,103	4,351	10,306	8,576
Advisory fee to affiliates	1,604	1,667	3,243	3,324
Net income fee to affiliate	(79)	—	—	—
General and administrative (including $1,269 for six months of 2004 and $851 for six months of 2003 to affiliates and related parties)	1,003	1,288	3,960	2,985
Discount on sale of note receivable	—	—	—	104
Minority interest	388	(40)	713	(101)

	17,234	15,054	37,981	31,156

Net loss from continuing operations	(5,248)	(5,599)	(12,654)	(14,293)

Discontinued operations:
Income (loss) from operations	14	(616)	(315)	(656)
Gain on sale of operations	1,809	8,076	10,581	8,076
Equity in investees gain on sale of real estate	436	244	1,464	1,753

	2,259	7,704	11,730	9,173

Net income (loss)	(2,989)	2,105	(924)	(5,120)
Preferred dividend requirement	(53)	(45)	(105)	(90)

Net income (loss) applicable to common shares	$(3,042)	$2,060	$(1,029)	$(5,210)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		As Restated		As Restated
Basic earnings per share:
Net loss from continuing operations (before prior period adjustment)	$(.65)	$(.92)	$(1.57)	$(2.00)
Correction of accounting error in prior period (See Note 10.)	—	.22	—	.22
Discontinued operations	.28	.95	1.45	1.14

Net income (loss) applicable to common shares	$(.37)	$.25	$(.12)	$(.64)

Diluted earnings per share:
Net loss from continuing operations (before prior period adjustment)	$(.65)	$(.92)	$(1.57)	$(2.00)
Correction of accounting error in prior period (See Note 10.)	—	.22	—	.22
Discontinued operations	.28	.95	1.45	1.14

Net income (loss) applicable to common shares	$(.37)	$.25	$(.12)	$(.64)

Weighted average common shares used in computing earnings per share:
Basic	8,113,669	8,072,594	8,113,669	8,072,594
Diluted	8,113,669	8,072,594	8,113,669	8,072,594

Convertible Series C Preferred stock (246,914 shares) and options to purchase 30,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2004, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003 as previously reported	8,113,669	$81	$256,914	$(36,416)	$(616)	$219,963
Correction of accounting error in prior period (See Note 10.)	—	—	—	1,794	—	1,794

Adjusted balance at January 1, 2004	8,113,669	$81	$256,914	$(34,622)	$(616)	$221,757
Comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	—	(1,153)	(1,153)
Unrealized gain on marketable securities	—	—	—	—	397	397
Net loss	—	—	—	(924)	—	(924)

						(1,680)
Series C Preferred Stock cash dividend ($7.00 per share)	—	—	(105)	—	—	(105)

Balance, June 30, 2004	8,113,669	$81	$256,809	$(35,546)	$(1,372)	$219,972

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
		As Restated
Cash Flows from Operating Activities:
Net loss	$(924)	$(5,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,879	10,135
Amortization of deferred borrowing costs	1,474	1,204
Gain on sale of real estate	(14,151)	(10,213)
Equity in loss of equity investees	1,510	1,592
Gain on foreign currency transaction	(1,249)	(28)
Loss allocated to minority interest	713	101
Increase in interest receivable	(846)	(871)
Decrease in other assets	7,378	223
(Decrease) increase in interest payable	(1,353)	45
(Decrease) increase in other liabilities	(840)	2,317

Net cash provided by (used in) operating activities	2,591	(615)

Cash Flows from Investing Activities:
Collections on notes receivable	79	2,251
Funding of notes receivable	(55)	(592)
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(19,030)	(11,693)
Real estate improvements	(2,332)	(38,371)
Payments made under interest rate swap agreement	—	(87)
Real estate construction	(99,125)	—
Proceeds from sale of real estate	70,400	19,839
Distributions from equity investees, net	47	52
Payments from (to) advisor	6,465	(443)
Deposits on pending purchases and financings	(2,976)	(2,433)
Purchase of marketable equity securities	—	(5,000)

Net cash used in investing activities	(46,527)	(36,477)

Cash Flows from Financing Activities:
Payments on notes payable	(131,315)	(36,311)
Proceeds from notes payable	175,171	68,129
Dividends paid to preferred shareholders	(60)	(15)
Deferred financing costs	(1,614)	(967)

Net cash provided by financing activities	42,182	30,836

Net decrease in cash and cash equivalents	(1,754)	(6,256)
Cash and cash equivalents, beginning of period	6,434	10,558

Cash and cash equivalents, end of period	$4,680	$4,302

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—Continued

(Dollars in thousands)

	For the Six Months Ended June 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$22,140	$20,073

Schedule of noncash investing and financing activities:
Notes payable assumed on purchase of real estate	5,027	2,650
Notes payable assumed by buyer on sale of real estate	13,148	8,100
Funds collected by affiliate on sale of note receivable	—	2,700
Notes receivable provided on sale of real estate	9,925	1,600
Note payable proceeds used by affiliate for purchase of real estate	1,000	—
Note payable proceeds used by affiliate for payment of debt	1,851	—
Real estate received from related party as payment of debt	5,000	10,700
Real estate purchased from affiliate increasing affiliate payable	7,059	—
Real estate received as paydown of note receivable	—	1,059
Note payable paid by affiliate	10,823	757

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”) is a Nevada corporation and successor to a California business trust which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI also invests in mortgage loans on real estate.

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

Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of June 30, 2004, ARI owned 80.0% of the outstanding TCI common shares.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(2,989)	$2,105	$(924)	$(5,120)
Proforma compensation expense, net of tax	—	—	137	268

Proforma	$(2,989)	$2,105	$(1,061)	$(5,388)

Basic earnings (loss) per share:
As reported	$(.37)	$.25	$(.12)	$(.64)
Proforma	$(.37)	$.25	$(.13)	$(.66)
Diluted earnings (loss) per share:
As reported	$(.37)	$.25	$(.12)	$(.64)
Proforma	$(.37)	$.25	$(.13)	$(.66)

NOTE 2. REAL ESTATE

In 2004, TCI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/(Received)	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%	04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80	04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74	08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85	06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60	03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78	06/45

Land
Lubbock land	Lubbock, TX	2.866 Acres	224	224	—		—	—
Railroad land	Dallas, TX	.293 Acres	708	704	—		—	—
Vista Ridge land(2)	Lewisville, TX	14.216 Acres	2,585	—	—		—	—

Second Quarter
Apartments
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99	10/45
Treehouse(3)	Irving, TX	160 Units	8,017	(498)	5,027	(5)	5.00	08/13

Land
Rogers land	Rogers, AR	20.08 Acres	1,390	619	1,130		10.50	04/05
Cooks Lane land	Ft. Worth, TX	23.242 Acres	1,000	1,034	—		—	—
Lacy Longhorn land(4)	Farmers Branch, TX	17.115 Acres	4,474	—	—		—	—

(1)	Land purchased for apartment construction.
(2)	Property received from ARI, a related party, for an increase of $2.6 million to TCI’s affiliate payable with Prime.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(4)	Property received from ARI, a related party, for an increase of $4.5 million to TCI’s affiliate payable with Prime.
(5)	Assumed debt.

In 2003, TCI purchased the following property:

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Heather Creek(1)	Mesquite, TX	200 Units	$2,523	$449	$2,074		6.15%	06/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.50	10/44
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		6.12	03/45

Shopping Centers
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq.Ft.	8,700	—	—		—	—
Cullman(2) (5)	Cullman, AL	92,433 Sq.Ft.	2,000	—	2,650	(4)	16.75	03/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75	07/04

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50	08/44

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50	05/05

(1)	Land purchased for apartment construction.
(2)	Property received from a related party for forgiveness of debt.
(3)	Debt was paid off in April 2003 refinance.
(4)	Assumed debt.
(5)	TCI assumed $2.65 million of debt along with receiving property valued at $2.0 million and a note receivable valued at $650,000.

In 2004, TCI sold the following property:

Property	Location	Units/ Sq.Ft./Acres	Sales Price	Net Cash Received		Debt Extinguished		Gain/ (Loss) on Sale
First Quarter
Office Buildings
Countryside Harmon	Sterling, VA	5,000 Sq. Ft.	$2,650	$216		$2,200		$1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		5,475
Brandeis(11)	Omaha, NE	319,234 Sq. Ft.	—	—		8,750		(92)

Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,374
Texstar Warehouse(2)	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1) (5)	—	(3)

Shopping Centers
K-Mart(2)	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1) (5)	—	(4)

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956		4,088		2,106	(6)
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842		4,450		—

Second Quarter
Apartments
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(6)	5,531		1,136
Waters Edge IV(7)	Gulfport, MS	80 Units	5,000	—		—		—	(8)
Cliffs of El Dorado(9)	McKinney, TX	208 Units	13,442	10		10,323		—	(10)

In 2004, TCI sold the following property (continued):

Property	Location	Units/Sq.Ft./Acres	Sales Price	Net Cash Received	Debt Extinguished	Gain on Sale
Office Buildings
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667	3,772	328
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472	2,009	345

Third Quarter
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077	422	139

Land
Rasor	Plano, TX	24.5 Acres	2,600	1,340	1,260	54

(1)	Assumed debt.
(2)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Excludes a $1.0 million deferred gain from a related party sale.
(4)	Excludes $355,000 deferred gain from a related party sale.
(5)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(6)	Excludes a $5.0 million deferred gain due to a portion of the land sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Property sold to ARI, a related party, for a reduction of $5.0 million to the affiliate payable balance with Prime.
(8)	Excludes a $494,000 deferred gain from a related party sale.
(9)	Property initially sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See Note 6. “RELATED PARTIES.”
(10)	Excludes a $1.7 million deferred gain from a related party sale.
(11)	Brandeis was returned to lender via a deed in lieu of foreclosure process. See Note 7. “NOTES AND INTEREST PAYABLE.”

In 2003, TCI sold the following property:

Property	Location	Units/Sq.Ft./Acres	Sales Price	Net Cash Received		Debt Extinguished	Gain on Sale
Second Quarter
Apartments
Willow Wick	North Augusta, SC	104 Units	$2,707	$255		$1,943	$999

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq. Ft.	5,450	2,980		1,902	2,490
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364		9,395	4,587

Land
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	—	(1)	—	384

(1)	Funds received by an affiliate increasing the affiliate receivable balance by $1,999.

At June 30, 2004, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
288 City Park	Houston, TX	240 Units	$13,131	$3,556	$15,005
Blue Lake Villas II	Waxahachie, TX	70 Units	1,632	3,038	4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	12,360	8,225	15,500
Bridges on Kinsey	Tyler, TX	232 Untis	5,620	10,461	14,477
Capitol Hill	Little Rock, AR	156 Units	10,488	91	9,500
Dakota Arms	Lubbock, TX	208 Units	2,262	11,675	12,549
Kingsland Ranch	Houston, TX	398 Units	24,247	1,408	23,000
Lake Forest	Houston, TX	240 Units	6,674	7,763	12,815
Vistas at Pinnacle Park	Dallas, TX	322 Units	21,127	54	19,149
Vistas of Vance Jackson	San Antonio, TX	240 Units	5,632	12,470	16,056
Wildflower Villas	Temple, TX	220 Units	2,746	12,851	14,073

For the six months ended June 30, 2004, TCI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas and the 176 unit Breakwater Bay Apartments in Beaumont, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In March 2004, TCI sold 492.531 acres in Collin County, Texas to a third party for $20.0 million. TCI provided $7.2 million of the purchase price as seller financing for a portion of the land on a contingent basis. The note bears interest at 7% and matures in September 2004. The buyer has the option to convey the contingent land back to TCI for cancellation of the note. The purchaser also has the option to extend the note to December 2004 with a $1.1 million extension payment prior to the maturity date.

In June 2003, TCI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bears interest at a fixed rate of 5% and requires all interest and principal payments be paid at maturity in December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. This note, including accrued but unpaid interest, was paid in June 2004. TCI agreed to discount the note $2,000 and recognized a loss of $2,000.

In July 2003, an unsecured loan of $22,000 was made to an individual. The note bears interest at a fixed rate of 12% and requires all interest and principal payments be paid at maturity in January 2004. This note, including accrued and unpaid interest, was paid in full in March 2004.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate, prime rate plus 3%, required monthly interest only payments and matured in January 2003. As of September 2003, TCI has funded a total of $4.3 million and the note is classified as nonperforming. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as security for the note. TCI is also working on securing additional collateral for this note and restructuring the terms of the note but a new agreement has not been reached. The current agreement requires interest to accrue at the default rate of 18%.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.0% per annum, requires monthly interest only payments and matures in March 2007. As of June 2004, TCI funded $354,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of June 2004, TCI has funded $300,000 of the line of credit.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bears interest at 8.0% per annum, requires quarterly interest only payments and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

Related Party. In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The note bears interest at the prime rate plus 2%, which is currently 6.5%, and matures in April 2005.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The note bears interest at the prime rate plus 2%, which is currently 6.5%, and matures in April 2005.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at June 30, 2004 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. (“BCM”), TCI’s advisor until July 1, 2003, also served as advisor to IORI and ARI until July 1, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC, (“Prime”) replaced PIAMI as the advisor to TCI. ARI is a related party that owns 80% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI’s investment in real estate entities, accounted for using the equity method, at June 30, 2004, was as follows:

Investee	Percentage of TCI’s Ownership at June 30, 2004	Carrying Value of Investment at June 30, 2004	Market Value of Investment at June 30, 2004
IORI	24.0%	$5,151	$4,667
ARI	6.6%	8,912	6,745

		14,063	$11,412

Other		209

		$14,272

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first six months of 2004 and 2003.

	2004	2003
Revenues	$62,503	$68,594
Equity in loss of partnerships	10	(304)
Property operating expenses	(57,975)	(62,408)
Depreciation	(5,237)	(5,253)
Interest expense	(19,960)	(24,288)
Loss before gains on sale of real estate	(20,659)	(23,659)
Gain on sale of real estate	12,378	26,696

Net income (loss)	$(8,281)	$3,037

NOTE 5. MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $396,000 for the period ending June 30, 2004 due to an increase in market price.

NOTE 6. RELATED PARTIES

On September 19, 2002, TCI’s Board of Directors authorized the Chief Financial Officer of TCI to advance funds either to or from TCI, through the advisor, in an amount up to $15.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and bear no interest and generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets and other liabilities.

In June 2004, TCI purchased 17.115 acres of land from an affiliate with a net purchase price of $4.5 million, increasing the affiliate payable balance by $4.5 million.

Also in June 2004, TCI sold apartments to an affiliate with a net purchase price of $5.0 million, decreasing the affiliate payable balance by $5.0 million.

Again in June 2004, TCI refinanced an office building and two parcels of land. TCI paid-off an existing note payable for ARI for $1.9 million, decreasing the affiliate payable balance by $1.9 million.

In May 2004, TCI purchased the Treehouse Apartments from an affiliate with a net purchase price of $7.5 million for the assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado Apartments was not recorded as a sale for accounting purposes. TCI recorded the sale of the Cliffs of El Dorado in May 2004 due to payment received for the Cliffs of El Dorado note receivable.

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

The following table reconciles the beginning and ending Affiliates receivable (payable) balances as of June 30, 2004.

	PRIME	ARI	IORI
Balance, December 31, 2003	$4,391	$(347)	$(260)
Cash transfers	32,783	—	—
Cash repayments	(26,318)	—	—
Payments through property transfers	5,000	—	—
Repayments through property transfers	(7,059)	—	—
Repayment through affiliate refinance	(10,823)	—	—
Advance through affiliate refinancing	1,851	—	—
Advance through receipt of loan obligation	1,000	—	—
Construction fees payable to affiliate	(2,865)	—	—
Payables clearing thorough Prime	(1,536)	—	—

Balance, June 30, 2004	$(3,576)	$(347)	$(260)

In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At June 30, 2004, 12 of the properties remained on TCI’s balance sheet.

NOTE 7. NOTES AND INTEREST PAYABLE

In March 2004, a related party to TCI purchased the loans on TCI’s three Chicago hotels, the City Suites hotel, the Willows hotel and The Majestic hotel. The loans, including accrued but unpaid interest, were purchased for $10.8 million dollars. The purchased loans were applied as an affiliate payable to the Prime affiliate balance. In August 2004, the City Suites hotel was released from bankruptcy protection.

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. TCI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 5.0%, requires monthly principal and interest payments, and matures in February 2005.

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./Acres/Units	Debt Incurred		Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	$34,000		$36,889	$(4,588)	5.50	%(1)	04/06

Land
Centura Land	Farmers Branch, TX	8.753 Acres	4,485		4,400	(183)	7.00	(1)	11/04
Hollywood, Dominion & Mira Lago(2)	Farmers Branch, TX	66.085 Acres	6,985		6,222	(67)	7.00	(1)	02/05
Marine Creek(3)	Ft. Worth, TX	54 Acres	1,286		991	192	5.75		06/05

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(4)	8,000	7,829	4.03	(1)	07/07

Land
Marine Creek	Fort Worth, TX	28.437 Acres	1,785	(4)	—	1,746	4.03	(1)	07/07
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(4)	—	78	4.03	(1)	07/07

(1)	Variable rate.
(2)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(3)	Construction loan for apartment construction.
(4)	The 1010 Common office building, certain tracts of Marine Creek land and the Lacy Longhorn land are cross collateralized.

In 2003, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$(29)	6.63	%(1)	03/06
Stone Oak	San Antonio, TX	252 Units	2,500	—	2,500	5.00		04/03	(2)

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	6,000	4,824	1,134	5.25	(1)	01/10

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320	1,924	173	5.60		06/29

Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152	6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	(1,048)	6.25	(1)	04/05

Industrial Warehouses
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800	—	1,722	6.25	(1)	04/05

(1)	Variable rate.
(2)	Loan paid in full during July 2003.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, gain on foreign currency transaction, equity in loss of equity investees and equity in investees gains on sales of real estate which totaled $1.9 million and $2.8 million for the three and six months ended June 30, 2004 and $607,000 and $1.7 million for the three and six months ended June 30, 2003, respectively. Expenses that are not reflected in the segments are general and administrative expenses, discount on sale of note receivable, minority interest, advisory and net income fees which totaled $2.9 million and $7.9 million for the three and six months ended June 30, 2004 and $2.9 million and $6.3 million for the three and six months ended June 30, 2003, respectively. Also excluded from segment assets are assets of $98.7 million at June 30, 2004, and $95.0 million at June 30, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

NOTE 8. OPERATING SEGMENTS (Continued)

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2004 and 2003, and each segment’s assets at June 30.

Three Months Ended June 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$146	$10,659	$14,809	$2,731	$28,345
Property operating expenses	356	6,369	9,351	1,748	17,824

Operating income (loss)	$(210)	$4,290	$5,458	$983	$10,521

Interest	$358	$3,549	$5,100	$208	$9,215
Depreciation	11	2,828	1,812	452	5,103
Real estate improvements	206	341	—	—	547
Real estate construction	—	—	45,846	—	45,846
Assets	99,904	226,723	440,668	33,164	800,459

Property Sales:

Sales price	$—	$10,675	$27,092	$—	$37,767
Cost of sales	—	10,002	23,783	—	33,785
Deferred current gain	—	—	2,173	—	2,173

Gain on sale	$—	$673	$1,136	$—	$1,809

Six Months Ended June 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$288	$23,082	$30,312	$4,210	$57,892
Property operating expenses	733	13,455	18,620	3,156	35,964

Operating income (loss)	$(445)	$9,627	$11,692	$1,054	$21,928

Interest	$1,446	$6,622	$10,929	$762	$19,759
Depreciation	22	5,868	3,627	789	10,306
Real estate improvements	306	1,786	222	18	2,332
Real estate construction	—	—	99,125	—	99,125
Assets	99,904	226,723	440,668	33,164	800,459

Property Sales:

Sales price	$28,462	$50,275	$27,092	$—	$105,829
Cost of sales	21,374	39,436	23,783	—	84,593
Deferred current gain	4,982	1,394	2,173	—	8,549

Gain on sale	$2,106	$9,445	$1,136	$—	$12,687

NOTE 8. OPERATING SEGMENTS (Continued)

Three Months Ended June 30, 2003	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$153	$10,584	$10,605	$2,120	$23,462
Property operating expenses	303	5,877	7,485	1,089	14,754

Operating income (loss)	$(150)	$4,707	$3,120	$1,031	$8,708

Interest	$494	$4,358	$2,596	$340	$7,788
Depreciation	—	3,001	913	437	4,351
Real estate improvements	104	263	—	727	1,094
Real estate construction	—	—	26,850	—	26,850
Assets	107,929	307,720	341,123	30,020	786,792

Property Sales:

Sales price	$1,999	$18,534	$2,707	$—	$23,240
Cost of sales	1,615	11,457	1,708	—	14,780

Gain on sale	$384	$7,077	$999	$—	$8,460

Six Months Ended June 30, 2003	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$282	$23,479	$20,973	$3,190	$47,924
Property operating expenses	685	13,371	15,039	2,266	31,361

Operating income (loss)	$(403)	$10,108	$5,934	$924	$16,563

Interest	$1,033	$9,004	$5,379	$852	$16,268
Depreciation	—	5,782	1,971	823	8,576
Real estate improvements	121	1,829	—	776	2,726
Real estate construction	—	—	35,345	—	35,345
Assets	107,929	307,720	341,123	30,020	786,792

Property Sales:

Sales price	$1,999	$18,534	$2,707	$—	$23,240
Cost of sales	1,615	11,457	1,708	—	14,780

Gain on sale	$384	$7,077	$999	$—	$8,460

NOTE 9. DISCONTINUED OPERATIONS

Effective January 1, 2002, TCI adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet. In the event of a future sale, TCI is required to reclassify portions of previously reported operations to discontinued operations within the Statement of Operations.

For the three and six months ended June 30, 2004 and 2003, income from discontinued operations relates to 13 properties that TCI sold during 2004 and 14 properties that TCI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Rental	$1,687	$6,495	$3,030	$11,504
Property operations	1,036	3,697	1,651	6,043

	651	2,798	1,379	5,461
Expenses:
Interest	369	2,551	1,122	4,558
Depreciation	268	863	572	1,559

	637	3,414	1,694	6,117

Net income (loss) from discontinued operations before gains on sale of real estate	14	(616)	(315)	(656)
Gain on sale of operations	1,809	8,076	10,581	8,076
Equity in investees gain on sale of real estate	436	244	1,464	1,753

Net income from discontinued operations	$2,259	$7,704	$11,730	$9,173

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

Subsequent to March 31, 2004, but prior to filing this form 10-Q, TCI discovered an error in the depreciation calculation for a shopping center TCI had purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years or 480 months. Instead, the property was depreciated over 40 months instead of 480 months, resulting in depreciation expense being overstated by $1.8 million for 2003 and $1.1 million for 2004. The Consolidated Balance Sheet as of December 31, 2003 has been revised to reflect the correction of the error through a decrease in accumulated depreciation of $1.8 million and an increase in retained earnings and total stockholders’ equity of $1.8 million. The unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2003, reflect the correction of the impact of this error on depreciation expense of $538,000 and $718,000, respectively. The Consolidated Statement of Stockholders’ Equity for December 31, 2003 has been revised to reflect the correction of the error through a decrease in the December 31, 2003 balance of accumulated deficit and total stockholders’ equity of $1.8 million. TCI does not intend to restate any previously issued Form 10-Q’s or Form 10-K’s for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

NOTE 11. SUBSEQUENT EVENTS

Activity subsequent to June 30, 2004 not already reflected elsewhere in this 10-Q are disclosed below.

In July 2004, TCI received an advance of $3.8 million, less fees, on a $10.0 million second lien note on the Centura Tower building. This note bears interest at the prime rate plus 1%, which is currently 5.5%, requires interest only payments until all of the note is advanced, and matures in April 2006.

Also in July 2004, TCI received a loan of $2.5 million, less fees, that is secured by TCI’s $7.2 million note receivable from the sale of 492 acres of land in Allen, Texas earlier in 2004. This loan bears interest at the prime rate plus 1.5%, which is currently 6.0%, requires interest only payments, and matures in December 2004.

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

Partnership Buyouts. TCI is the limited partner in 12 partnerships formed to construct residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of June 30, 2004 is approximately $2.4 million.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

Guarantees. In April 2004, TCI guaranteed a $7.5 million note payable for a subsidiary of its parent, ARI. TCI pledged certain tracts of land as collateral and has guaranteed the payment of 50% of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

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

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. TCI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. TCI’s estimates are subject to revision as market conditions and TCI’s assessments of them change.

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

TCI’s management periodically discusses criteria for estimates and disclosures of its estimates with the Audit Committee of its Board of Directors.

Liquidity and Capital Resources

TCI reported a net loss of $3.0 million for the three months ended June 30, 2004, which included the following non-cash charges: depreciation and amortization of $5.1 million, equity loss of equity investees of $939,000, gain on foreign currency transaction of $1.2 million, equity investees gain on sale of real estate of $436,000 and gain on sale of operations of $1.8 million. For the six months ended June 30, 2004, TCI reported a net loss of $1.0 million, which included the following non-cash charges: depreciation and amortization of $10.9 million, equity loss of equity investees of $1.5 million, gain on foreign currency transaction of $1.2 million, equity investees gain on sale of real estate of $1.5 million and gain on sale of operations of $12.7 million.

For the six months ended June 30, 2004, net cash provided by operating activities amounted to $2.6 million, interest receivable increased by $846,000 due to additional notes receivable fundings, other assets increased by $7.4 million due to decreased rent receivables and deposits, interest payable decreased by $1.4 million due to notes paid or lower financing rates and other liabilities decreased by $840,000.

Also for the six months ended June 30, 2004, net cash used in investing activities was $46.5 million primarily due to real estate construction and improvements of $101.5 million, payments for real estate acquisitions of $19.0 million, deposits on pending purchases of $3.0 million, and additional fundings of notes receivable of $55,000. These outflows for investing activities were offset by the collection of $79,000 on notes receivable, payments from the advisor of $6.5 million and proceeds from sale of real estate of $70.4 million.

Net cash provided by financing activities of $42.2 million was due to proceeds received from the funding or refinancing of notes payable of $175.2 million; offset by cash payments of $131.3 million to paydown existing notes payable, dividends paid to preferred stockholders of $60,000 and $1.6 million for financing costs.

In the first six months of 2004, TCI sold one shopping center, three industrial warehouses, two land parcels, three apartments and four office buildings for a total of $105.8 million, receiving $22.4 million in cash and extinguishing debt of $61.1 million after the payment of various closing costs.

Also in the first six months of 2004, TCI financed or refinanced two office buildings, two apartments and five parcels of land, incurring new debt of $75.7 million and receiving $5.5 million in cash, after paying various closing costs.

Further in the first six months of 2004, TCI purchased five parcels of unimproved land, one apartment and eight parcels of unimproved land for apartment construction for $34.9 million. TCI paid $4.2 million in cash, including various closing costs and incurred $19.9 million in debt. TCI also incurred $99.1 million on property construction, of which $94.3 million was funded by debt. For the remainder of 2004 and the first half of 2005, TCI expects to spend an additional $71.5 million on property construction projects, of which $67.3 million will be funded by debt.

Results of Operations

TCI had a net loss of $3.0 million and $1.0 million in the three and six months ended June 30, 2004, including gains on the sale of real estate totaling $1.8 million and $12.7 million, income from discontinued operations of $14,000 and a loss from discontinued operations of $315,000 and gain on the sale of real estate by equity investees of $436,000 and $1.5 million, respectively, compared to net income of $2.1 million and a net loss of $5.2 million in the corresponding periods in 2003, which include gains on the sale of real estate totaling $8.5 million for both periods in 2003, losses from discontinued operations of $616,000 and $656,000 and gain on sale of real estate by equity investees of $244,000 and $1.8 million, respectively. Fluctuations in this and other components of revenues and expense between the 2004 and 2003 periods are discussed below.

Rents in the three months ended June 30, 2004 increased to $28.3 million compared to $23.5 million in 2003. This increase is mainly due to new rental income from the completion of ten apartments in 2004 and 2003 and higher hotel revenues in 2004.

Rents in the six months ended June 30, 2004 increased to $57.9 million compared to $47.9 million in 2003. This increase is mainly due to new rental income from the completion of ten apartments in 2004 and 2003 and higher hotel revenues in 2004.

Property operations expense increased to $17.8 million in the three months ended June 30, 2004, compared to $14.8 million in 2003. This increase is mainly due to the completion of ten apartments in 2004 and 2003. Property operations expenses for the remaining quarters of 2004 are expected to increase as TCI continues to finish construction of new apartment properties.

Property operations expense increased to $36.0 million in the six months ended June 30, 2004, compared to $31.4 million in 2003. This increase is mainly due to the completion of ten apartments in 2004 and 2003. Property operations expenses for the remaining quarters of 2004 are expected to increase as TCI continues to finish construction of new apartment properties.

Interest income increased to $1.2 million in the three months ended June 30, 2004, compared to $660,000 in 2003. The increase was primarily due to new notes receivables added in the second half of 2003.

TCI recognized a gain on foreign currency transaction due to a strengthening of the Polish Zloty against the Euro for Hotel Akademia during 2004. Hotel Akademia’s long-term debt is denominated in Euros and the translation of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s income statement.

Equity in losses of investees was $939,000 in the three months ended June 30, 2004 compared to $297,000 in 2003. ARI and IORI both had larger losses in the second quarter of 2004 as compared to the second quarter of 2003.

Interest expense increased to $9.2 million in the three months ended June 30, 2004, from $7.8 million in 2003. This increase is due to the completion of ten apartments in 2003 and 2004, which was offset by lower commercial interest due to sales and refinancings with lower rates in 2003 and 2004.

Interest expense increased to $19.8 million in the six months ended June 30, 2004, from $16.3 million in 2003. This increase is due to the completion of ten apartments in 2003 and 2004, which was offset by lower commercial interest due to sales and refinancings with lower rates in 2003 and 2004.

Depreciation expense increased to $5.1 million in the three months ended June 30, 2004 from $4.4 million in 2003. This increase is due to depreciation from ten completed apartments in 2003 and 2004. Depreciation expense for the remaining quarters of 2004 may continue to increase as TCI completes its apartment construction projects.

Depreciation expense increased to $10.3 million in the six months ended June 30, 2004 from $8.6 million in 2003. This increase is due to depreciation from ten completed apartments in 2003 and 2004. Depreciation expense for the remaining quarters of 2004 may continue to increase as TCI completes its apartment construction projects.

Net income fee due to affiliate in the six months ended June 30, 2004 was reduced by $79,000. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. Due to TCI having a loss for the six months ended June 30, 2004, the fee recorded for the first quarter of 2004 was reversed. TCI had a net loss for the six months ended June 30, 2003 and no fee was recorded.

General and administrative expenses decreased to $1.0 million in the three months ended June 30, 2004, from $1.3 million in 2003. This decrease was mainly due to a reduction in legal fees for the quarter.

General and administrative expenses increased to $4.0 million in the six months ended June 30, 2004, from $3.0 million in 2003. These increases were mainly due to higher legal fees, estimated state income and franchise taxes, rent expense and cost reimbursements to Prime.

In the six months of 2004, gains on sale of real estate totaling $12.7 million were recognized, including $5.5 million on the sale of Countryside Retail center, $1.9 million on the sale of Countryside Harmon, $1.4 million on the sale of Ogden Industrial Warehouse, $153,000 on the sale of the Pinewood Kelly Warehouse, $2.1 million on the sale of the 492.531 acres of Allen land, $1.1 million on the sale of the Sandstone Apartments, $328,000 on the sale of the Atrium office building and $345,000 on the sale of 4135 Beltline.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2004 and a loss for federal income tax purposes in the first six months of 2003; therefore, it recorded no provision for income taxes.

At June 30, 2004, TCI had a net deferred tax asset of $21.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2004, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$161,828	5.22%	$1,618

Total decrease in TCI’s annual net income			$1,618

Per share			$.20

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

There have been no significant changes in TCI’s internal controls over financial reporting during the quarter ending June 30, 2004, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and TCI’s 2003 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of TCI’s officers with respect to TCI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on TCI and its tenants, competition within the real estate industry or those industries in with its tenants operate, and changes in federal, state and local legislation. For example: Some of TCI’s tenants may not renew expiring leases and TCI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which TCI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and TCI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in TCI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond TCI’s control. Forward looking statements are only expressions of TCI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 10, 2004, American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hurbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust be established, and other relief.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
April 1-30, 2004	—	$—	—	977,110
May 1-31, 2004	—	—	—	977,110
June 1-30, 2004	—	—	—	977,110

Total	—	$—	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,387,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

Current Report on Form 8-K, dated May 31, 2004, was filed with respect to Item 4 “Changes in Registrant’s Certifying Accountant”, Item 5 “Other Events and Regulation FD Disclosure” and Item 7. “Financial Statements and Exhibits” which reports a change in TCI’s certifying accountant, effective June 1, 2004, and the resignation of Ronald E. Kimbrough, TCI’s acting principal executive officer, Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 16, 2004	By:	/s/ J. C. Lowenberg III
J. C. Lowenberg III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Acting Principal Executive Officer)

Date: August 16, 2004	By:	/s/ Scott T. Lewis
Scott T. Lewis
Vice President and Chief Accounting Officer

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2004

Exhibit Number	Description	Page Number
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.