Form 10-Q
period 2004-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2004-11-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 1-09240

TRANSCONTINENTAL REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Office)	(Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at November 12, 2004)

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

	September 30, 2004	December 31, 2003
		As Restated
Assets
Real estate held for investment	$800,244	$807,371
Less—accumulated depreciation	(81,408)	(86,501)

	718,836	720,870

Real estate held for sale	100,407	61,457

Notes and interest receivable:
Performing (including $21,340 in 2004 and $18,793 in 2003 from affiliates and related parties)	40,709	27,894
Nonperforming, nonaccruing	4,303	4,303

	45,012	32,197
Less—allowance for estimated losses	(1,456)	(1,456)

	43,556	30,741

Investment in real estate entities	14,322	14,271
Marketable equity securities, at market value	5,782	5,000
Cash and cash equivalents	7,830	6,434
Other assets (including $11,196 in 2004 and $4,819 in 2003 from affiliates and related parties)	53,803	44,011

	$944,536	$882,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(Dollars in thousands, except per share)

	September 30, 2004	December 31, 2003
		As Restated
Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$599,364	$608,240
Liabilities related to assets held for sale	92,898	18,225
Other liabilities (including $1,158 in 2004 and $607 in 2003 to related parties)	42,486	34,688

	734,748	661,153

Commitments and contingencies	—	—

Minority interest	852	(126)

Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,113,669 shares in 2004 and 8,072,594 in 2003	81	81
Paid-in capital	256,756	256,914
Accumulated deficit	(46,124)	(34,622)
Accumulated other comprehensive loss	(1,777)	(616)

	208,936	221,757

	$944,536	$882,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		As Restated		As Restated
Property revenue:
Rents	$26,375	$23,113	$75,851	$62,299
Property expense:
Property operations (including $3,563 for nine months of 2004 and $3,323 for nine months of 2003 to affiliates and related parties)	17,643	16,191	49,361	43,499

Operating income	8,732	6,922	26,490	18,800

Land Operations:
Sales	2,600	2,600	32,550	4,599
Cost of Sales	2,546	1,983	24,828	3,598
Deferred Gain on Sale	54	—	4,869	—
Recognition of previously deferred gains	747	—	—	—

Gain on Sales	747	617	2,853	1,001

Other income (loss):
Interest (including $1,090 for nine months of 2004 and $632 for nine months of 2003 from affiliates and related parties)	921	486	2,180	1,994
Gain (loss) on foreign currency transaction	543	(966)	1,791	(966)
Equity in loss of equity investees	(197)	(1,174)	(1,707)	(2,766)

	1,267	(1,654)	2,264	(1,738)

Other expense:
Interest	8,490	7,058	24,734	18,025
Depreciation	4,357	3,725	13,118	10,783
Provision for asset impairment	4,477	—	4,477	—
Advisory fee to affiliates	1,700	1,743	4,943	5,067
General and administrative (including $1,798 for nine months of 2004 and $1,226 for nine months of 2003 to affiliates and related parties)	1,592	3,371	5,551	6,357
Discount on sale of note receivable	—	—	—	104
Minority interest	155	(232)	867	(332)

	20,771	15,665	53,690	40,004

Net loss from continuing operations	(10,025)	(9,780)	(22,083)	(21,941)

Discontinued operations:
Income (loss) from operations	(902)	(2,193)	(1,813)	(4,983)
Gain on sale of operations	127	9,948	10,708	18,025
Equity in investees gain on sale of real estate	222	1,217	1,686	2,970

	(553)	8,972	10,581	16,012

Net income (loss)	(10,578)	(808)	(11,502)	(5,929)
Preferred dividend requirement	(53)	(45)	(158)	(135)

Net income (loss) applicable to common shares	$(10,631)	$(853)	$(11,660)	$(6,064)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		As Restated		As Restated
Basic earnings per share:
Net loss from continuing operations (before prior period adjustment)	$(1.23)	$(1.28)	$(2.72)	$(2.88)
Correction of accounting error in prior period (See Note 11.)	—	.07	—	.16
Discontinued operations	(.07)	1.11	1.30	1.98

Net income (loss) applicable to common shares	$(1.30)	$(.10)	$(1.42)	$(.74)

Diluted earnings per share:
Net loss from continuing operations (before prior period adjustment)	$(1.23)	$(1.28)	$(2.72)	$(2.88)
Correction of accounting error in prior period (See Note 11.)	—	.07	—	.16
Discontinued operations	(.07)	1.11	1.30	1.98

Net income (loss) applicable to common shares	$(1.30)	$(.10)	$(1.42)	$(.74)

Weighted average common shares used in computing earnings per share:
Basic	8,113,669	8,072,594	8,113,669	8,072,594
Diluted	8,113,669	8,072,594	8,113,669	8,072,594

Convertible Series C Preferred Stock (259,808 shares) and options to purchase 30,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003 as previously reported	8,113,669	$81	$256,914	$(36,416)	$(616)	$219,963

Correction of accounting error in prior period (See Note 11.)	—	—	—	1,794	—	1,794

Adjusted balance at January 1, 2004	8,113,669	$81	$256,914	$(34,622)	$(616)	$221,757

Comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	—	(1,943)	(1,943)
Unrealized gain on marketable securities	—	—	—	—	782	782
Net loss	—	—	—	(11,502)	—	(11,502)

						(12,663)
Series C Preferred Stock cash dividend ($7.00 per share)	—	—	(158)	—	—	(158)

Balance, September 30, 2004	8,113,669	$81	$256,756	$(46,124)	$(1,777)	$208,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
		As Restated
Cash Flows from Operating Activities:
Net loss	$(11,502)	$(5,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	16,041	15,193
Amortization of deferred borrowing costs	2,763	2,264
Gain on sale of real estate	(15,250)	(21,996)
Equity in loss of equity investees	1,707	2,766
(Gain)/loss on foreign currency transaction	(1,791)	966
Provision for asset impairment	4,477	—
(Gain)/loss allocated to minority interest	867	(333)
Increase in interest receivable	(1,179)	(1,345)
Decrease (increase) in other assets	6,099	(586)
Decrease in interest payable	(764)	(709)
(Decrease) increase in other liabilities	10,467	(336)

Net cash provided by (used in) operating activities	11,935	(10,045)

Cash Flows from Investing Activities:
Collections on notes receivable	2,361	2,711
Funding of notes receivable	(55)	(685)
Acquisition of real estate	(20,004)	(13,132)
Real estate improvements	(5,456)	(6,486)
Payments made under interest rate swap agreement	—	(87)
Real estate construction	(127,168)	(28,733)
Proceeds from sale of real estate	72,159	45,745
Distributions from (to) equity investees, net	47	(50)
Payments received from (made to) affiliates	(21,361)	9,586
Deposits on pending purchases and financings	(4,145)	(8,571)
Purchase of marketable equity securities	—	(5,000)

Net cash used in investing activities	(103,622)	(4,702)

Cash Flows from Financing Activities:
Payments on notes payable	(170,483)	(54,791)
Proceeds from notes payable	266,564	65,574
Dividends paid to preferred shareholders	(105)	(21)
Deferred financing costs	(2,893)	(1,385)

Net cash provided by financing activities	93,083	9,377

Net increase (decrease) in cash and cash equivalents	1,396	(5,370)
Cash and cash equivalents, beginning of period	6,434	10,558

Cash and cash equivalents, end of period	$7,830	$5,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—Continued

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$31,422	$33,197

Schedule of noncash investing and financing activities:
Notes payable assumed on purchase of real estate	5,027	2,650
Notes payable assumed by buyer on sale of real estate	13,148	18,696
Funds collected by affiliate on sale of note receivable	—	2,700
Notes receivable provided on sale of real estate	9,925	4,267
Note payable proceeds used by affiliate for purchase of real estate	1,000	—
Note payable proceeds used by affiliate for payment of debt	1,851	—
Real estate received from related party as payment of debt	5,000	10,700
Real estate purchased from affiliate increasing affiliate payable	7,059	—
Real estate received as paydown of note receivable	—	1,059
Note payable paid by affiliate	10,823	757
Cash received by affiliate on sale of real estate	—	4,599

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

Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of September 30, 2004, ARI owned 80.0% of the outstanding TCI common shares.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(10,578)	$(808)	$(11,502)	$(5,929)
Proforma compensation expense, net of tax	—	—	137	268

Proforma	$(10,578)	$(808)	$(11,639)	$(6,197)

Basic earnings (loss) per share:
As reported	$(1.30)	$(.10)	$(1.42)	$(.74)
Proforma	$(1.30)	$(.10)	$(1.43)	$(.77)
Diluted earnings (loss) per share:
As reported	$(1.30)	$(.10)	$(1.42)	$(.74)
Proforma	$(1.30)	$(.10)	$(1.43)	$(.77)

NOTE 2. REAL ESTATE

In 2004, TCI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/(Received)	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%	04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80	04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74	08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85	06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60	03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78	06/45

Land
Lubbock land	Lubbock, TX	2.866 Acres	224	224	—		—	—
Railroad land	Dallas, TX	.293 Acres	708	704	—		—	—
Vista Ridge land(2)	Lewisville, TX	14.216 Acres	2,585	—	—		—	—

Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	7,519	(498)	5,027	(5)	5.00	08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99	10/45

Land
Cooks Lane land	Ft. Worth, TX	23.242 Acres	1,000	1,034	—		—	—
Lacy Longhorn land(4)	Farmers Branch, TX	17.115 Acres	4,474	—	—		—	—
Rogers land	Rogers, AR	20.08 Acres	1,390	619	1,130		10.50	04/05

Third Quarter
Land
Granbury Station	Ft. Worth, TX	15.696 Acres	923	236	738		7.00	09/07

Fourth Quarter
Land
Denton-Coonrod	Denton, TX	82.203 Acres	1,644	1,046	840		6.25	11/06
DeSoto	DeSoto, TX	21.897 Acres	2,516	1,364	1,265		6.25	11/06
West End	Dallas, TX	.158 Acres	71	71	—		—	—

(1)	Land purchased for apartment construction.
(2)	Property received from ARI, a related party, for an increase of $2.6 million to TCI’s affiliate payable with Prime.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(4)	Property received from ARI, a related party, for an increase of $4.5 million to TCI’s affiliate payable with Prime.
(5)	Assumed debt.

In 2003, TCI purchased the following property:

Property	Location	Units/ Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
Capitol Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289		5.50%		10/44
Heather Creek(1)	Mesquite, TX	200 Units	2,523	449	2,074		6.15		06/44
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		6.12		03/45

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75		07/04	(7)

Shopping Centers
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq.Ft.	8,700	—	—		—		—
Cullman(2) (5)	Cullman, AL	92,433 Sq.Ft.	2,000	—	2,650	(4)	16.75		03/03	(3)

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50		08/44

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05

Third Quarter
Land
Sheffield Village	Grand Prairie, TX	13.899 Acres	1,643	632	975		5.50	(6)	09/04	(8)

(1)	Land purchased for apartment construction.
(2)	Property received from a related party for forgiveness of debt.
(3)	Debt was paid off in April 2003 refinance.
(4)	Assumed debt.
(5)	TCI assumed $2.65 million of debt along with receiving property valued at $2.0 million and a note receivable valued at $650,000.
(6)	Variable interest rate.
(7)	This loan was extended in August 2004 to July 2005.
(8)	This loan matured in September 2004 and negotiations with the lender to extend the loan are ongoing.

In 2004, TCI sold the following property:

Property	Location	Units/ Sq.Ft./Acres	Sales Price	Net Cash Received	Debt Extinguished		Gain/(Loss) on Sale
First Quarter
Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	$1,650	$65	$1,376		$153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,374
Texstar Warehouse(2)	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)(6)	—	(3)

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956	4,088		2,853	(5)
Marine Creek(7)	Ft. Worth, TX	10.73 Acres	1,488	1,198	991		—	(8)
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842	4,450		—

Office Buildings
Brandeis(9)	Omaha, NE	319,234 Sq. Ft.	—	—	8,750	(1)	(92)
Countryside Harmon	Sterling, VA	5,000 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	22,800		5,475

In 2004, TCI sold the following property (continued):

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received		Debt Extinguished		Gain/ (Loss) on Sale
Shopping Centers
K-Mart(2)	Cary, NC	92,033 Sq. Ft.	$3,200	$—		$1,677	(1)(6)	$—	(4)

Second Quarter
Apartments
Cliffs of El Dorado(10)	McKinney, TX	208 Units	13,442	10		10,323	(1)	—	(11)
Sandstone	Mesa, AZ	238 Units	8,650	2,687		5,531		1,136
Waters Edge IV(12)	Gulfport, MS	80 Units	5,000	—		—		—	(13)

Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		345
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667		3,772		328

Third Quarter
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		127

Land
Rasor	Plano, TX	24.5 Acres	2,600	2,600		—		—	(14)

Fourth Quarter
Apartments
In The Pines	Gainesville, FL	242 Units	11,300	3,247	(15)	5,201		5,136

Office Buildings
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448		2,899		202
Durham Centre(16)	Durham, NC	207,171 Sq. Ft.	21,300	6,703		14,536		—	(17)
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743		7,654		5,627

(1)	Assumed debt.
(2)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Excludes a $1.0 million deferred gain from a related party sale.
(4)	Excludes $355,000 deferred gain from a related party sale.
(5)	Excludes a $5.0 million deferred gain due to a portion of the land sold on a contingent basis for a note receivable of $7.2 million. TCI recognized deferred gain of $747,000 in September 2004 due to the receipt of a $1.1 million principal payment on the note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(6)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by the purchaser.
(7)	Property sold to United Housing Foundation (“UHF”), a related party, for cash and a note receivable. See Note 6. “RELATED PARTIES”
(8)	Excludes a $581,000 deferred gain from a related party sale.
(9)	Brandeis was returned to lender via a deed in lieu of foreclosure process. See Note 7. “NOTES AND INTEREST PAYABLE.”
(10)	Property sold to UHF, a related party, in 2003. See Note 6. “RELATED PARTIES.”
(11)	Excludes a $1.7 million deferred gain from a related party sale.
(12)	Property sold to ARI, a related party, for a reduction of $5.0 million to the affiliate payable balance.
(13)	Excludes a $494,000 deferred gain from a related party sale.
(14)	Excludes a $54,000 deferred gain from a related party sale.
(15)	Excludes a $1.0 million secured note receivable provided by TCI as seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(16)	Property sold to Edina Park Plaza Associates, L.P., of which the managing general partner is a subsidiary of ARI, a related party, for a wrap-around note of $14.5 million and cash.
(17)	Excludes a $4.0 million deferred gain from a related party sale.

In 2003, TCI sold the following property:

Property	Location	Units/ Sq.Ft./Acres	Sales Price	Net Cash Received		Debt Extinguished		Gain on Sale
Second Quarter
Apartments
Willow Wick	North Augusta, SC	104 Units	$2,707	$255		$1,943		$999

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq. Ft.	5,450	2,980		1,902		2,490
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364		9,395		4,587

Land
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	—	(2)	—		384

Third Quarter
Apartments
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208	(1)	1,650
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,358
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,193

Land
Palm Desert	Palm Desert, CA	25.06 Acres	2,600	—	(3)	—		617

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	8,034	1,698		5,944		2,139

Shopping Centers
K-Mart	Sheboygen, WI	74,532 Sq. Ft.	1,225	669		569		12
Oak Tree Village	Lubbock, TX	45,623 Sq. Ft.	3,366	—	(4)	1,328		590

(1)	Debt assumed by purchaser.
(2)	Funds received by an affiliate increasing the affiliate receivable balance by $1,999.
(3)	Funds received by an affiliate increasing the affiliate receivable balance by $2,600.
(4)	Funds received by an affiliate increasing the affiliate receivable balance by $1,640.

At September 30, 2004, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Blue Lake Villas II	Waxahachie, TX	76 Units	$3,209	$1,462	$4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	16,227	4,359	15,500
Bridges on Kinsey	Tyler, TX	232 Units	6,290	9,790	14,477
Dakota Arms	Lubbock, TX	208 Units	10,858	3,079	12,549
Kingsland Ranch	Houston, TX	398 Units	24,427	1,227	23,000
Lake Forest	Houston, TX	240 Units	11,668	2,769	12,815
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	14,971	1,716	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	9,994	8,108	16,056
Wildflower Villas	Temple, TX	220 Units	5,233	10,364	14,073

For the nine months ended September 30, 2004, TCI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas, the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 156 unit Capitol Hill Apartments in Little Rock, Arkansas and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Unless noted, all of TCI’s notes receivables are secured by real estate assets or ownership in or membership rights of the purchaser’s entity.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing. The note bears interest at 7% per annum, requires monthly interest payments and matures in January 2005. Purchaser is entitled to extend the note 60 days by paying 1.0% of the outstanding principal balance 10 days prior to the maturity date. The purchaser is entitled to extend the note an additional 30 days by paying 0.5% of the outstanding principal balance 10 days prior to the extended maturity date. In the event of a default, the note is also secured by membership rights in the purchaser’s entity.

In March 2004, TCI sold 492.531 acres in Collin County, Texas to a third party for $20.0 million. TCI provided $7.2 million of the purchase price as seller financing for a portion of the land on a contingent basis. The secured note bears interest at 7% and matures in September 2004. The buyer has the option to convey the contingent land back to TCI for cancellation of the note. The purchaser extended the note to December 2004 with a $1.1 million principal payment in September 2004. TCI also recognized $747,000 of the $5.0 million deferred gain from this sale due to the receipt of this payment.

In June 2003, TCI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The secured note bears interest at a fixed rate of 5% and requires all interest and principal payments be paid at maturity in December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. This note, including accrued but unpaid interest, was paid in June 2004. TCI agreed to discount the note $2,000 and recognized a loss of $2,000.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate, prime rate plus 3%, required monthly interest only payments and matured in January 2003. As of September 2003, TCI has funded a total of $4.3 million and the note is classified as nonperforming. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as security for the note. In April 2004, TCI received a $125,000 note receivable as partial payment on this note. The note received as consideration accrues interest at a fixed rate of 12%, requires monthly interest payments and matures in April 2009. TCI is also working on securing additional collateral for this note and restructuring the terms of the note but a new agreement has not been reached. The current agreement requires interest to accrue at the default rate of 18%.

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The secured note bears interest at a variable interest rate, currently 7.0% per annum, requires monthly interest only payments and matures in March 2007. As of September 2004, TCI has funded $354,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of September 2004, TCI has funded $300,000 of the line of credit.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The secured note bears interest at 8.0% per annum, requires quarterly interest only payments and matures in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

Related Party. In October 2004, TCI sold the common stock of TCI Lexington Corporation, which owns the Lexington Center office building in Colorado Springs, Colorado, to One Realco Office Investors, Inc., a related party, for $5.1 million. One Realco Office Investors, Inc. assumed liabilities of $4.9 million and TCI provided $237,000 as seller financing. The note bears interest at a fixed rate of 6.5%, requires quarterly interest only payments and matures in October 2006.

Also in October 2004, TCI sold the Durham Centre in Durham, North Carolina to a partnership, of which the managing general partner is a subsidiary of ARI, for $21.3 million for cash and an all-inclusive wrap-around note of $14.5 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2017.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The secured note bears interest at the prime rate plus 2%, which is currently 7.0%, and matures in April 2005.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The secured note bears interest at the prime rate plus 2%, which is currently 7.0%, and matures in April 2005.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at September 30, 2004 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. Basic Capital Management, Inc. (“BCM”), TCI’s advisor until July 1, 2003, also served as advisor to IORI and ARI until July 1, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC, (“Prime”) replaced PIAMI as the advisor to TCI. ARI is a related party that owns 80% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method.

TCI’s investment in real estate entities, accounted for using the equity method, at September 30, 2004, was as follows:

Investee	Percentage of TCI’s Ownership at September 30, 2004	Carrying Value of Investment at September 30, 2004	Market Value of Investment at September 30, 2004
IORI	24.0%	$5,212	$5,082
ARI	6.6%	8,891	6,372

		14,103	$11,454

Other		219

		$14,322

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the first nine months of 2004 and 2003.

	2004	2003
Revenues	$98,006	$110,676
Equity in loss of partnerships	(10)	(4,367)
Property operating expenses	(87,029)	(101,185)
Depreciation	(7,422)	(8,486)
Interest expense	(27,483)	(38,234)

Loss before gains on sale of real estate	(23,938)	(41,596)
Gain on sale of real estate	15,551	47,058

Net income (loss)	$(8,387)	$5,462

NOTE 5. MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $782,000 for the period ending September 30, 2004 due to an increase in market price.

NOTE 6. RELATED PARTIES

In September 2004, TCI sold 9.96 acres of land to an affiliate for a purchase price of $720,000. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met.

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

Also in February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI still has a note receivable balance of $290,000 remaining that bears interest at 12.00% and matures in April 2009. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In January 2004, TCI purchased 14.216 acres of land from an affiliate with a net purchase price of $2.6 million, increasing the affiliate payable balance by $2.6 million.

In December 2003, TCI sold 17.06 acres of land to an affiliate for a purchase price of $2.0 million. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met.

In March 2003, TCI purchased two properties from an affiliate with a net purchase price of $10.7 million, reducing the affiliate receivable balance by $8.1 million after the assumption of debt of $2.65 million.

On September 19, 2002, TCI’s Board of Directors authorized the Chief Financial Officer of TCI to advance funds either to or from TCI, through the advisor, in an amount up to $15.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured, bear no interest, generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets and other liabilities.

The following table reconciles the beginning and ending Affiliates receivable (payable) balances as of September 30, 2004.

	PRIME	ARI	IORI
Balance, December 31, 2003	$4,391	$(347)	$(260)
Cash transfers	59,767	—	—
Cash repayments	(40,249)	—	—
Payments through property transfers	5,000	—	—
Repayments through property transfers	(7,059)	—	—
Repayment through affiliate refinance	(10,823)	—	—
Advance through affiliate refinancing	1,851	—	—
Advance through receipt of loan obligation	1,000	—	—
Construction fees payable to affiliate	(4,156)	—	—
Payables clearing through Prime	(1,908)	—	—

Balance, September 30, 2004	$7,814	$(347)	$(260)

Also reflected in TCI’s Other Assets are advances of $1.8 million to affiliated management companies during 2004 to cover operating shortfalls on residential properties. And, Other Assets also includes $1.5 million due from Regis Property Management, a related party, for rent.

In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At September 30, 2004, 12 of the properties remained on TCI’s balance sheet. As of September 2004, TCI and Metra were involved in a lawsuit concerning certain details of this transaction. See “ITEM 1. LEGAL PROCEEDINGS” under “Part II. Other Information” for more information.

NOTE 7. NOTES AND INTEREST PAYABLE

In September 2004, the lender on one of TCI’s commercial properties located in Colorado notified TCI that the loan on the property was in default, due to TCI’s failure to make timely debt service payments. The balance owed on the loan is $3.9 million. In October 2004, TCI sold this asset to a related party for assumption of debt and seller financing. At November 2004, negotiations with the lender are ongoing.

In July 2004, TCI received a loan of $2.5 million, less fees, that is secured by TCI’s $7.2 million note receivable from the sale of 492 acres of land in Allen, Texas earlier in 2004. This loan bears interest at the prime rate plus 1.5%, which is currently 6.50%, requires interest only payments, and matures in December 2004. TCI is also required to pay 20% of any funds received on the Allen land sale note receivable. TCI paid $215,000 on the loan in September 2004 due to receipt of a $1.1 million principal payment on the Allen land sale note receivable.

In March 2004, a related party to TCI purchased the loans on TCI’s three Chicago hotels, the City Suites hotel, the Willows hotel and The Majestic hotel. The loans, including accrued but unpaid interest, were purchased for $10.8 million dollars. The purchased loans were applied as an affiliate payable to the Prime affiliate balance. In August 2004, the City Suites, Willows and Majestic hotels were released from bankruptcy protection. In September 2004, TCI refinanced the City Suites and Willows hotels.

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. TCI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 5.50%, requires monthly principal and interest payments, and matures in February 2005.

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./ Acres/Units	Debt Incurred		Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Land
Centura Land	Farmers Branch, TX	8.753 Acres	$4,485		$4,400	$(183)	7.00	%(1)	11/04
Hollywood, Dominion & Mira Lago(2)	Farmers Branch, TX	66.085 Acres	6,985		6,222	(67)	7.00	(1)	02/05

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	(3)	36,889	(4,588)	5.50	(1)	04/06

Second Quarter
Apartments
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37

Land
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(4)	—	78	4.03	(1)	07/07
Marine Creek	Fort Worth, TX	28.437 Acres	1,785	(4)	—	1,746	4.03	(1)	07/07

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(4)	8,000	7,829	4.03	(1)	07/07

Third Quarter
Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—	3,548	6.75	(1)	09/09
Willows	Chicago, IL	52 Rooms	3,500		—	3,411	6.75	(1)	09/09

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594	2,989	4.94		10/09
Centura Tower(5)	Farmers Branch, TX	410,901 Sq. Ft.	3,800		—	3,737	5.75	(1)	04/06

Warehouses
Addison Hangers I & II(6)	Addison, TX	52,650 Sq. Ft.	4,500		2,592	1,635	10.00		09/14

Fourth Quarter
Hotels
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(7)	5,138	(1,238)	5.75	(1)	10/05

Land
Cooks Lane	Ft. Worth, TX	23.242 Acres	550		—	527	6.25		11/06

Office Buildings
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(7)	—	—	5.75	(1)	10/05
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(7)	—	—	5.75	(1)	10/05

(1)	Variable rate.
(2)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(3)	Debt was paid off in September 2004 refinancing.
(4)	The 1010 Common office building, certain tracts of Marine Creek land and the Lacy Longhorn land are cross collateralized.
(5)	2nd lien advance on Centura Tower.
(6)	The Addison Hangers were sold in September 2004 to a third party but were then leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.
(7)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.

In 2003, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$(29)	6.63	%(1)	03/06
Stone Oak	San Antonio, TX	252 Units	2,500	—	2,500	5.00		04/03	(2)

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	6,000	4,824	1,134	5.25	(1)	01/10

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320	1,924	173	5.60		06/29

Industrial Warehouses
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800	—	1,722	6.25	(1)	04/05

Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152	6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	(1,048)	6.25	(1)	04/05

Third Quarter
Apartments
Treehouse	Irving, TX	160 Units	5,100	2,518	2,132	5.00	(1)	08/13

(1)	Variable rate.
(2)	Loan paid in full during July 2003.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, gain on foreign currency transaction, equity in loss of equity investees and equity in investees gains on sales of real estate which totaled $1.5 million and $4.0 million for the three and nine months ended September 30, 2004 and a loss of $437,000 and a gain of $1.2 million for the three and nine months ended September 30, 2003, respectively. Expenses that are not reflected in the segments are general and administrative expenses, discount on sale of note receivable, minority interest and advisory fees which totaled $3.4 million and $11.4 million for the three and nine months ended September 30, 2004 and $4.9 million and $11.2 million for the three and nine months ended September 30, 2003, respectively. Also excluded from segment assets are assets of $125.3 million at September 30, 2004, and $96.0 million at September 30, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2004 and 2003, and each segment’s assets at September 30.

Three Months Ended September 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$105	$7,693	$15,815	$2,762	$26,375
Property operating expenses	590	5,193	10,053	1,807	17,643

Operating income (loss)	$(485)	$2,500	$5,762	$955	$8,732

Interest	$871	$1,461	$5,913	$245	$8,490
Depreciation	11	2,187	1,783	376	4,357
Provision for asset impairment	—	4,477	—	—	4,477
Real estate improvements	240	2,092	—	492	2,824
Real estate construction	—	—	28,572	—	28,572
Assets	92,309	228,480	464,899	33,555	819,243

Property Sales:

Sales price	$2,600	$1,500	$—	$—	$4,100
Cost of sales	2,546	1,373	—	—	3,919
Deferred current gain	54	—	—	—	54
Recognition of previously deferred gain	747	—	—	—	747

Gain on sale	$747	$127	$—	$—	$874

Nine Months Ended September 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$393	$23,497	$44,989	$6,972	$75,851
Property operating expenses	1,323	14,914	28,161	4,963	49,361

Operating income (loss)	$(930)	$8,583	$16,828	$2,009	$26,490

Interest	$2,315	$5,615	$15,797	$1,007	$24,734
Depreciation	34	6,565	5,354	1,165	13,118
Provision for asset impairment	—	4,477	—	—	4,477
Real estate improvements	546	4,178	222	510	5,456
Real estate construction	—	—	127,168	—	127,168
Assets	92,309	228,480	464,899	33,555	819,243

Property Sales:

Sales price	$32,550	$51,775	$27,092	$—	$111,417
Cost of sales	24,828	40,809	23,783	—	89,420
Deferred current gain	4,869	1,394	2,173	—	8,436

Gain on sale	$2,853	$9,572	$1,136	$—	$13,561

NOTE 8. OPERATING SEGMENTS (Continued)

Three Months Ended September 30, 2003	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$126	$8,310	$12,897	$1,780	$23,113
Property operating expenses	374	4,875	9,846	1,096	16,191

Operating income (loss)	$(248)	$3,435	$3,051	$684	$6,922

Interest	$504	$2,104	$4,344	$106	$7,058
Depreciation	11	2,162	1,212	340	3,725
Real estate improvements	261	1,768	—	1,182	3,211
Real estate construction	—	—	3,278	—	3,278
Assets	122,263	286,355	321,522	16,543	746,683

Property Sales:

Sales price	$2,600	$12,626	$14,669	$—	$29,895
Cost of sales	1,983	9,884	7,463	—	19,330

Gain on sale	$617	$2,742	$7,206	$—	$10,565

Nine Months Ended September 30, 2003	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$415	$24,051	$32,872	$4,961	$62,299
Property operating expenses	1,163	14,782	24,209	3,345	43,499

Operating income (loss)	$(748)	$9,269	$8,663	$1,616	$18,800

Interest	$1,547	$6,242	$9,446	$790	$18,025
Depreciation	34	6,563	3,023	1,163	10,783
Real estate improvements	382	3,674	549	1,881	6,486
Real estate construction	—	—	28,733	—	28,733
Assets	122,263	286,355	321,522	16,543	746,683

Property Sales:

Sales price	$4,599	$31,159	$17,376	$—	$53,134
Cost of sales	3,598	21,340	9,170	—	34,108

Gain on sale	$1,001	$9,819	$8,206	$—	$19,026

NOTE 9. PROVISION FOR ASSET IMPAIRMENT

For the three and nine months ending September 30, 2004, TCI recorded asset impairments of $4.5 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

Property	Location	Sq. Ft./Units	Fair Value	Property Basis	Costs to Sell	Impairment
Office Buildings
Harmon	Sterling, VA	72,062 Sq. Ft.	6,500	9,080	320	2,900
Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	5,367	210	1,577

The Harmon and Mimado buildings are under contract to sell and the contractual sales price was used as fair value. The costs to sell are estimated closing costs and commission paid by TCI.

NOTE 10. DISCONTINUED OPERATIONS

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

For the three and nine months ended September 30, 2004 and 2003, income from discontinued operations relates to 20 properties that TCI sold or are pending sale during 2004 and 12 properties that TCI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$4,363	$8,307	$15,809	$28,547
Property operations	2,437	4,653	8,334	14,748

	1,926	3,654	7,475	13,799

Expenses:
Interest	2,023	4,514	6,365	14,372
Depreciation	805	1,333	2,923	4,410

	2,828	5,847	9,288	18,782

Net income (loss) from discontinued operations before gains on sale of real estate	(902)	(2,193)	(1,813)	(4,983)
Gain on sale of operations	874	10,565	13,561	19,026
Equity in investees gain on sale of real estate	222	1,217	1,686	2,970

Net income from discontinued operations	$194	$9,589	$13,434	$17,013

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

Subsequent to March 31, 2004, but prior to filing the Form 10-Q for the quarter ended June 30,2004, TCI discovered an error in the depreciation calculation for a shopping center TCI had purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years or 480 months. Instead, the property was depreciated over 40 months instead of 480 months, resulting in depreciation expense being overstated by $1.8 million for 2003 and $1.1 million for 2004. The Consolidated Balance Sheet as of December 31, 2003 has been revised to reflect the correction of the error through a decrease in accumulated depreciation of $1.8 million and an increase in retained earnings and total stockholders’ equity of $1.8 million. The unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2003, reflect the correction of the impact of this error on depreciation expense of $538,000 and $1.3 million, respectively. The Consolidated Statement of Stockholders’ Equity for December 31, 2003 has been revised to reflect the correction of the error through a decrease in the December 31, 2003 balance of accumulated deficit and total stockholders’ equity of $1.8 million. TCI does not intend to restate any previously issued Form 10-Q or Form 10-K for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

NOTE 12. SUBSEQUENT EVENTS

Activities subsequent to September 30, 2004 not already reflected elsewhere in this 10-Q are disclosed below.

In November 2004, TCI agreed to swap 69,903 square feet of Centura land with 71,393 square feet of land TXU Electric Delivery Company (“TXU”) owns adjacent to Centura land for the relocation of electric transmission and distribution facilities. TCI has agreed to pay the actual costs of relocation, which is estimated at $453,000. TCI will also pay an additional $36,000 to TXU for the difference in the value of the TCI property and the TXU property.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Partnership Buyouts. TCI is the limited partner in 11 partnerships formed to construct residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of September 30, 2004 is approximately $2.1 million.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity. See “ITEM 1. LEGAL PROCEEDINGS” under “Part II. Other Information” for information regarding the Innovo and Sunset lawsuits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and TCI’s 2003 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of TCI’s officers with respect to TCI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on TCI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state and local legislation. For example: Some of TCI’s tenants may not renew expiring leases and TCI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which TCI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and TCI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in TCI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond TCI’s control. Forward looking statements are only expressions of TCI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

Introduction

TCI invests in real estate through acquisitions, leases and partnerships. TCI also invests in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2003 Form 10-K.

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

Liquidity and Capital Resources

TCI reported a net loss of $10.5 million for the three months ended September 30, 2004, which included the following non-cash charges: depreciation and amortization of $5.2 million, equity loss of equity investees of $197,000, gain on foreign currency transaction of $543,000, provision for asset impairment of $4.5 million, equity investees gain on sale of real estate of $222,000 and gain on sale of operations of $874,000. For the nine months ended September 30, 2004, TCI reported a net loss of $11.5 million, which included the following non-cash charges: depreciation and amortization of $18.8 million, equity loss of equity investees of $1.7 million, gain on foreign currency transaction of $1.8 million, equity investees gain on sale of real estate of $1.7 million and gain on sale of operations of $13.6 million.

For the nine months ended September 30, 2004, net cash provided by operating activities amounted to $11.9 million, interest receivable increased by $1.2 million due to additional notes receivable fundings, other assets decreased by $6.1 million due to lower rent receivables, interest payable decreased by $764,000 due to notes paid or lower financing rates and other liabilities decreased by $10.5 million due to TCI’s affiliated balance being reclassified from a payable to a receivable.

Also for the nine months ended September 30, 2004, net cash used in investing activities was $103.6 million primarily due to real estate construction and improvements of $132.6 million, payments for real estate acquisitions of $20.0 million, deposits on pending purchases of $4.1 million, payments made to the advisor and affiliates of $21.4 million and additional fundings of notes receivable of $55,000. These outflows for investing activities were offset by the collection of $2.4 million on notes receivable and proceeds from sale of real estate of $72.2 million.

Net cash provided by financing activities of $93.1 million was due to proceeds received from the funding or refinancing of notes payable of $266.6 million; offset by cash payments of $170.5 million to paydown existing notes payable, dividends paid to preferred stockholders of $105,000 and $2.9 million for financing costs.

In the first nine months of 2004, TCI sold one shopping center, four industrial warehouses, four land parcels, three apartments and five office buildings for a total of $111.4 million, receiving $27.1 million in cash and extinguishing debt of $71.3 million after the payment of various closing costs.

Also in the first nine months of 2004, TCI financed or refinanced two office buildings, two warehouses, two apartments, two hotels and six parcels of land, incurring new debt of $136.1 million and receiving $16.9 million in cash, after paying various closing costs.

Further in the first nine months of 2004, TCI purchased fourteen parcels of unimproved land, seven of which are for apartment construction and one apartment for $35.8 million. TCI paid $4.4 million in cash, including various closing costs and incurred $20.6 million in debt. TCI also incurred $145.1 million on property construction, of which $125.6 million was funded by debt. For the remainder of 2004 and the first half of 2005, TCI expects to spend an additional $42.9 million on property construction projects, of which $37.7 million will be funded by debt.

Results of Operations

TCI had a net loss of $10.6 million and $11.6 million in the three and nine months ended September 30, 2004, including gains on the sale of real estate totaling $874,000 and $13.6 million, loss from discontinued operations of $902,000 and $1.8 million and gain on the sale of real estate by equity investees of $222,000 and $1.7 million, respectively, compared to net loss of $853,000 and $6.1 million in the corresponding periods in 2003, which include gains on the sale of real estate totaling $10.6 million and $19.0 million for the three and nine months ending September 2003, losses from discontinued operations of $2.2 million and $5.0 million and gain on sale of real estate by equity investees of $1.2 million and $3.0 million, respectively. Fluctuations in this and other components of revenues and expense between the 2004 and 2003 periods are discussed below.

Rents in the three months ended September 30, 2004 increased to $26.4 million compared to $23.1 million in 2003. This increase is mainly due to new rental income from the completion of thirteen apartments in 2004 and 2003 and higher hotel revenues in 2004.

Rents in the nine months ended September 30, 2004 increased to $75.9 million compared to $62.3 million in 2003. This increase is mainly due to new rental income from the completion of thirteen apartments in 2004 and 2003 and higher hotel revenues in 2004.

Property operations expense increased to $17.6 million in the three months ended September 30, 2004, compared to $16.2 million in 2003. This increase is mainly due to the completion of thirteen apartments in 2004 and 2003. Property operations expenses for the remaining quarters of 2004 may continue to increase as TCI continues to finish construction of new apartment properties.

Property operations expense increased to $49.4 million in the nine months ended September 30, 2004, compared to $43.5 million in 2003. This increase is mainly due to the completion of thirteen apartments in 2004 and 2003. Property operations expenses for the remaining quarters of 2004 may continue to increase as TCI continues to finish construction of new apartment properties.

Interest income increased to $921,000 in the three months ended September 30, 2004, compared to $486,000 in 2003. The increase was primarily due to new notes receivables added in the second half of 2003 and during 2004.

TCI recognized a gain on foreign currency transaction of $543,000 for the three months ending September 2004 compared to a loss on foreign currency transaction of $966,000 for the three months ending September 2003. The gain on foreign currency transaction is due to a strengthening of the Polish Zloty against the Euro for Hotel Akademia during 2004. The loss on foreign currency transaction is due to a weakening of the Polish Zloty against the Euro for Hotel Akademia during 2003. Hotel Akademia’s long-term debt is denominated in Euros and the translation of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s income statement.

TCI recognized a gain on foreign currency transaction of $1.8 million for the nine months ending September 2004 compared to a loss on foreign currency transaction of $966,000 for the nine months ending September 2003. The gain on foreign currency transaction is due to a strengthening of the Polish Zloty against the Euro for Hotel Akademia during 2004. The loss on foreign currency transaction is due to a weakening of the Polish Zloty against the Euro for Hotel Akademia during 2003. Hotel Akademia’s long-term debt is denominated in Euros and the translation of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s income statement.

Equity in losses of investees was $200,000 in the three months ended September 30, 2004 compared to $1.2 million in 2003. ARI and IORI both had larger operating losses in the third quarter of 2003 as compared to the third quarter of 2004.

Equity in losses of investees was $1.7 million in the nine months ended September 30, 2004 compared to $2.8 million in 2003. ARI and IORI both had larger year to date operating losses in 2003 as compared to 2004.

Interest expense increased to $8.5 million in the three months ended September 30, 2004, from $7.1 million in 2003. This increase is due to the completion of thirteen apartments in 2003 and 2004 and higher land interest, which is offset by lower commercial interest due to sales and refinancings with lower rates in 2003 and 2004.

Interest expense increased to $24.7 million in the nine months ended September 30, 2004, from $18.0 million in 2003. This increase is due to the completion of thirteen apartments in 2003 and 2004 and higher land interest, which was offset by lower commercial interest due to sales and refinancings with lower rates in 2003 and 2004.

Depreciation expense increased to $4.4 million in the three months ended September 30, 2004 from $3.7 million in 2003. This increase is due to depreciation from thirteen completed apartments in 2003 and 2004. Depreciation expense for the remaining quarters of 2004 may continue to increase as TCI completes its apartment construction projects.

Depreciation expense increased to $13.1 million in the nine months ended September 30, 2004 from $10.8 million in 2003. This increase is due to depreciation from thirteen completed apartments in 2003 and 2004. Depreciation expense for the remaining quarters of 2004 may continue to increase as TCI completes its apartment construction projects.

For the three and nine months ending September 30, 2004, TCI recorded asset impairments of $4.5 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

Property	Location	Sq.Ft./Units	Fair Value	Property Basis	Costs to Sell	Impairment
Office Buildings
Harmon	Sterling, VA	72,062 Sq.Ft.	6,500	9,080	320	2,900
Mimado	Sterling, VA	35,127 Sq.Ft.	4,000	5,367	210	1,577

The Harmon and Mimado buildings are under contract to sell and the contractual sales price is used as fair value. The costs to sell are estimated closing costs and commission paid by TCI.

General and administrative expenses decreased to $1.6 million in the three months ended September 30, 2004, from $3.4 million in 2003. General and administrative expenses for 2003 were higher due to TCI reimbursing its then advisor, BCM, $1.7 million for legal fees for Gene Phillips. Mr. Phillips is an advisor to TCI and a related party.

General and administrative expenses decreased to $5.6 million in the nine months ended September 30, 2004, from $6.4 million in 2003. General and administrative expenses for 2003 were higher due to TCI reimbursing its then advisor, BCM, $1.7 million for legal fees for Gene Phillips, a related party.

In the nine months of 2004, gains on sale of real estate totaling $13.6 million were recognized, including $5.5 million on the sale of Countryside Retail center, $1.9 million on the sale of Countryside Harmon, $1.4 million on the sale of Ogden Industrial Warehouse, $153,000 on the sale of the Pinewood (Kelly) Warehouse, $2.1 million on the sale of the 492.531 acres of Allen land, $1.1 million on the sale of the Sandstone Apartments, $328,000 on the sale of the Atrium office building, $345,000 on the sale of 4135 Beltline, $127,000 on the sale of Cash Road (Kelly) Warehouse, and $747,000 of deferred gain on the sale of the 492.531 acres of Allen land.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2004 and a loss for federal income tax purposes in the first nine months of 2003; therefore, it recorded no provision for income taxes.

At September 30, 2004, TCI had a net deferred tax asset of $26.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2004, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$153,736	5.32%	$1,537

Total decrease in TCI’s annual net income			$1,537

Per share			$.19

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

There have been no significant changes in TCI’s internal controls over financial reporting during the quarter ending September 30, 2004, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) On October 5, 2004, Sunset Management, LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of the Company in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc. (“ARI”), Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”), Prime Income Asset Management LLC (“Prime”), Income Opportunity Realty Investors, Inc. (“IOT”), United Housing Foundation, Inc. (“United”), Regis Realty, Inc. (“Regis”), Transcontinental Realty Investors, Inc. (the “Company”), the Company’s current directors and officers and others. Sunset’s complaint was instituted as Case No. 304CV20162-B styled Sunset Management, LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s complaint alleges (i) Sunset is the owner of ten shares of Common Stock of the Company, and Sunset is the pledgee and beneficial owner of 3,673,115 shares of Common Stock of the Company, (ii) Sunset is a single-member limited liability company, (iii) that all of the defendants have in their various capacities breached fiduciary duties to the Company, and (iv) unjust enrichment of the various defendants. Sunset’s complaint seeks an injunction prohibiting the Company from entering into any related-party transactions that are not fair to the Company and approved by disinterested directors and/or the stockholders with full knowledge of the common interest of the directors and/or officers, unspecified damages, attorneys’ fees and costs. Individual directors and officers of the Company do not believe their interests are adverse to the Company in this matter. All defendants believe the action is not properly brought as a derivative action on behalf of the Company as Sunset’s interests are adverse to the interests of the Company. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief.

The Defendants intend to vigorously defend the action and have filed a Motion to Dismiss the case pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exception for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders.

The current Sunset complaint is the fifth in a continuing series of actions involving Sunset, certain subsidiaries of ARI, and ARI resulting from a loan in September 2001 to three subsidiaries of ARI in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20% per annum). In September 2002, $15 million in principal was repaid leaving a $15 million balance, which Sunset orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset did not honor, resulting in original litigation filed in Texas state court during October 2002 styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset, as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of certain shares of Common Stock of the Company held by Commonwealth as Pledge Holder. On January 31, 2003 after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instituted a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc., et al., Cause No. A462587 pending in District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against the Company) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset has continued to attempt to re-litigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross claims and counterclaims in the Texas Litigation and renewed motions for injunctions and appointment of a receiver in the Nevada Litigation. During September 2003, the Texas Litigation was removed to the bankruptcy court for the Northern District of Texas and subsequently transferred to the

Eastern District of Texas. Sunset and the Plaintiffs have filed cross-motions for partial summary judgment in the bankruptcy court which have been briefed but remain pending at this time. The parties have also filed an agreed motion to withdraw the reference and have the case transferred to a United States District Judge for trial, which has been denied without prejudice pending the resolution of pretrial motions, including the motions for summary judgment.

On February 10, 2004, Sunset filed yet another lawsuit in Nevada styled Sunset Management, L.L.C. v. Transcontinental Realty Investors, Inc., Case No. CV04-00345 in the Superior Court of Washoe County, seeking to compel a new election of directors, alleging that Sunset was improperly denied voting rights with respect to certain pledged shares at the 2003 stockholders’ meeting of the Company. The Company responded to that action by informing the Nevada Court that the issue of the validity and effectiveness of proxies purportedly held by Sunset in connection with the loan was already pending before the bankruptcy court. On May 12, 2004, the Nevada District Court denied Sunset’s motion to compel an election of corporate directors because of the dispute pending in the Texas bankruptcy court concerning the status of the loan. Subsequently, the Nevada Court denied two motions for reconsideration filed by Sunset. Sunset is currently appealing the rulings of the Washoe County District Court.

(ii) On August 10, 2004, American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hurbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust be established, and other relief.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
July 1-31, 2004	—	$—	—	977,110
August 1-31, 2004	—	—	—	977,110
September 1-30, 2004	—	—	—	977,110

Total	—	$—	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,387,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed herewith or incorporated by reference as indicated:

Exhibit Number	Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 15, 2004	By:	/s/ J. C. Lowenberg III
J. C. Lowenberg III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Acting Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Scott T. Lewis
Scott T. Lewis
Vice President and Chief Accounting Officer

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2004

Exhibit Number	Description	Page Number
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.	33

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.	34

32.1	Certification Pursuant to 18 U.S.C. Section 1350.	35