Form 10-K
period 2004-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2005-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-09240

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the New York Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $21,917,192 based upon a total of 1,622,294 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 24, 2005, there were 7,900,869 shares of common stock outstanding.

Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.

Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc.

Commission File No. 001-15663

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in the Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under “Risk Factors Related to our Business” beginning on page 6.

PART I

ITEM 1.    BUSINESS

Transcontinental Realty Investors, Inc. (“TCI” or the “Company” or “we” or “us”), a Nevada corporation, is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Under the Code, TCI cannot re-qualify for REIT tax status for at least five years after January 1, 2001.

TCI’s real estate at December 31, 2004, consisted of 111 properties held for investment, one partnership property, 11 construction properties and 6 properties held for sale. In 2004, TCI purchased 20 properties held for investment. TCI’s mortgage notes receivable portfolio at December 31, 2004, consisted of 23 mortgage loans. TCI’s real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. “PROPERTIES.”

Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2004, ARI owned 82.2% of the outstanding TCI common shares.

Business Plan and Investment Policy

TCI’s business is investing in real estate through direct equity ownership and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. TCI’s real estate is located throughout the continental United States and one property is located in Poland. Information regarding TCI’s real estate and mortgage notes receivable portfolios is set forth in ITEM 2. “PROPERTIES”, and in Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” TCI has four operating segments; apartments, commercial properties, hotels and land ownership.

TCI’s business is not seasonal. Management has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, management’s plan of operation is to consider all types of real estate with an emphasis on properties generating current cash flow. Management expects to invest in and improve these properties to maximize both their immediate and long-term value. Management has also considered the development of apartment properties in selected markets primarily in Texas. Management also expects to consider property sales opportunities for properties in stabilized real estate markets where TCI’s properties have reached their potential. Management also expects to be an opportunistic seller of properties in markets that have become overheated, i.e., an abundance of buyers. Management’s operating strategy with regard to TCI’s properties is to maximize each property’s operating income by aggressive property management through closely monitoring expenses while at the same time making property renovations and/or improvements where appropriate. While such expenditures increase the amount of revenue required to cover operating expenses, management believes that such expenditures are necessary to maintain or enhance the value of the properties.

Management does not expect that TCI will seek to fund or acquire new mortgage loans in 2005. However, TCI may originate mortgage loans in conjunction with providing purchase money financing of a property sale. Management intends to service and hold for investment the mortgage notes in TCI’s portfolio. TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI’s rights vigorously with respect to mortgage notes that are in default. TCI’s Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit it from investing more than a specified percentage of its assets in any one mortgage loan.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, its day-to-day operations were performed until July 1, 2003 by Basic Capital Management, Inc. (“BCM”), a contractual advisor under the supervision of the Board. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”) under the same terms as BCM’s advisory agreement. PAMI is owned by Realty Advisors (80.0%) and Syntek West, Inc. (20.0%), related parties. Syntek West, Inc. is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is indirectly owned by a trust for the children of Gene E. Phillips, and Syntek West, Inc. (which is owned by Mr. Phillips), owns 20% of Prime. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI. Prime is more fully described in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

BCM had provided advisory services to TCI from March 28, 1989 until June 30, 2003, when Prime replaced BCM as the contractual advisor to TCI. Prime also serves as advisor to ARI. The directors of TCI are also directors of ARI. The officers of TCI also serve as officers of ARI, BCM and Prime. As of March 24, 2004, TCI owned approximately 24.0% of IORI’s outstanding shares of common stock. ARI owns approximately 82.2% of the outstanding shares of TCI’s common stock.

Since February 1, 1990, affiliates of BCM and Prime have provided property management services to TCI. Currently, Triad Realty Services, Ltd. (“Triad”) provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by Highland. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Hotel I, LLC, has managed TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

TCI has no employees. Employees of Prime render services to TCI.

Competition

The real estate business is highly competitive and TCI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than those of TCI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for the tenants. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of TCI’s properties also are competitive factors. See also “Risk Factors Related to our Business.”

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

Risk Factors Related to our Business

Adverse events concerning TCI’s existing tenants or negative market conditions that may affect TCI’s existing tenants could have an adverse impact on TCI’s ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth. Cash flow from operations depends on the ability to lease space to tenants on economically favorable terms. TCI could be adversely affected by various facts and events over which there is limited control, such as:

•	lack of demand for space in areas where the properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located;

•	potential risk of functional obsolescence of properties over time.

At any time, any tenant may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to the Company.

If tenants do not renew their leases as they expire, TCI may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable than current lease terms, or may require TCI to incur significant costs, such as for renovations, tenant improvements or lease transaction costs. Any of these events could adversely affect cash flow from operations and TCI’s ability to make expected distributions to shareholders and service indebtedness. A significant portion of the costs, such as real estate taxes, insurance costs, and debt service payments, generally are not reduced when circumstances cause a decrease in cash flow from the properties.

TCI may not be able to compete successfully with other entities that operate in our industry.    TCI experiences a great deal of competition in attracting tenants for the properties and in locating land to develop and properties to acquire.

In TCI’s effort to lease these properties, TCI competes for tenants with a broad spectrum of other landlords in each of the markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than TCI is able to offer.

If the availability of land or high quality properties in TCI’s markets diminishes, operating results could be adversely affected.

TCI may experience increased operating costs, which could adversely affect operations.    TCI’s properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs and maintenance of the properties. While current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or that new tenants will agree to pay these costs. If operating expenses increase in TCI’s markets, TCI may not be able to increase rents or reimbursements in all of these markets to meet increased expenses, without at the same time decreasing occupancy rates. If this occurs, TCI’s ability to make distributions to shareholders and service indebtedness could be adversely affected.

TCI’s ability to achieve growth in operating income depends in part on the ability to develop properties which may suffer under certain circumstances.    TCI intends to continue to develop properties where warranted by market conditions. The decline in demand for real estate has reduced the amount of development TCI is undertaking. TCI has a number of ongoing development and land projects being readied for development.

Additionally, general construction and development activities includes the following risks:

•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;

•	construction costs may exceed original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because of inability to increase rents to compensate for the increase in construction costs;

•	some developments may fail to achieve expectations, possibly making them unprofitable;

•	TCI may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require TCI to abandon their activities entirely with respect to a project;

•	TCI may abandon development opportunities after the initial exploration which may result in failure to recover costs already incurred. If TCI determines to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and TCI may determine the investment is impaired resulting in a loss;

•	TCI may expend funds on and devote management’s time to projects which will not be complete;

•	occupancy rates and rents at newly-completed properties may fluctuate depending on a number of factors, including market and economic conditions, which may result in lower than projected rental rates and the investment is not profitable.

TCI faces risk associated with property acquisitions.    TCI acquires individual properties and portfolios of properties, and intends to continue to do so. The acquisition activities and their success are subject to the following risks:

•	when TCI is able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than the estimates;

•	acquired properties may be located in new markets where TCI faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•	TCI may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

TCI may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against TCI based upon ownership of those properties, TCI might have to pay substantial sums to settle it, which could adversely affect cash flow.

Many of TCI’s properties are concentrated in the Company’s primary markets, and, therefore may suffer economic harm as a result of adverse conditions in those markets.    TCI’s properties are located principally in specific geographic areas in the Southwestern, Southeastern and Midwestern United States. Due to the concentration of properties in these areas, performance is dependent on economic conditions. These areas have experienced periods of economic decline.

TCI is highly leveraged and may not be able to meet our debt service obligations.    TCI had total indebtedness at December 31, 2004 of approximately $644.1 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and require fixed payments regardless of profitability. TCI’s highly leveraged position makes it vulnerable to changes in economic conditions and may limit the ability to capitalize on significant business opportunities in the future.

TCI may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.    TCI relies on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources relied on. There is no guarantee TCI will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	TCI’s own financial structure and performance;

•	the market’s opinion of REITs and real estate companies in general;

•	the market’s opinion of REITs and real estate companies that own properties like TCI.

TCI may suffer adverse effects as a result of the terms of and covenants relating to our indebtedness.    Required payments on TCI’s indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders will be reduced. If payments on debt cannot be made, TCI could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

TCI anticipates only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, TCI is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that TCI may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

TCI’s credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and TCI may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

TCI’s degree of leverage could limit the ability to obtain additional financing or affect the market price of our common stock.    The degree of leverage could affect TCI’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The degree of leverage could also make TCI more vulnerable to a downturn in business or the economy, in general.

An increase in interest rates would increase TCI’s interest costs on variable rate debt and could adversely impact the ability to refinance existing debt.    TCI currently has, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will the interest costs, which would adversely affect cash flow and the ability to pay principal and interest on TCI’s debt and the ability to make distributions to shareholders. Further, rising interest rates could limit TCI’s ability to refinance existing debt when it matures.

Unbudgeted capital expenditures or cost overruns could adversely affect our business operations and cash flow.    If capital expenditures on ongoing or planned development projects, renovations or condominium conversions exceed our expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, TCI might not have access to funds on a timely basis to meet the unexpected expenditures.

Construction costs are funded in large part through construction financing, which the Company often guarantees, and the Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up, and permanent financing is obtained, or the for sale project is sold out. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

TCI may need to sell properties from time-to time for cash flow purposes.    Because of the lack of liquidity of real estate investments generally, TCI’s ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that TCI must sell assets to generate cash flow, TCI cannot predict whether there will be a market for those assets in the time period desired or need to sell them, or whether TCI will be able to sell them at a price that will allow the Company to fully recoup our investment. TCI may not be able to realize the full potential value of the assets, and may incur costs related to the early pay-off of the debt secured by such assets.

TCI intends to devote increasing resources to the development of new projects.    TCI plans to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	TCI may abandon a project after spending non-recoverable time and money determining its feasibility;

•	Construction costs may materially exceed original estimates;

•	The revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	TCI may not be able to obtain financing on favorable terms for development of a property, if at all;

•	The Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs;

•	TCI may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

TCI’s overall business is subject to all of the risks associated with the real estate industry.    TCI is subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	changes in general or local economic conditions because TCI’s real estate assets are concentrated in the Southwest, any deterioration in the general economic conditions in any of those states could have an adverse effect on business and assets in that state;

•	changes in interest rates may make the ability to satisfy debt service requirements materially more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control, and

•	floods, earthquakes and other similar natural disasters.

Available Information

TCI maintains an internet site at http://www.transconrealty-invest.com. TCI has available through their website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. TCI will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 2.    PROPERTIES

TCI’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for TCI’s present operations.

Details of TCI’s real estate and mortgage notes receivable portfolios at December 31, 2004, are set forth in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning TCI’s real estate and mortgage notes receivable portfolios.

TCI’s real estate portfolio consists of properties held for investment, properties held for sale, properties subject to sales contract, and investments in partnerships. The discussion set forth below under the heading “Real Estate” provides certain summary information concerning TCI’s real estate and further summary information with respect to its properties held for investment, properties held for sale and its investment in partnerships.

At December 31, 2004, none of TCI’s properties, mortgage notes receivable or investments in partnerships exceeded 10.0% of total assets. At December 31, 2004, 71.5% of TCI’s assets consisted of properties held for investment, 5.4% consisted of properties held for sale, 7.6% consisted of properties subject to sales contract, 6.2% consisted of mortgage notes and interest receivables and 1.9% consisted of investments in partnerships and equity investees. The remaining 7.4% of TCI’s assets were invested in cash, cash equivalents and other assets. The percentage of TCI’s assets invested in any one category is subject to change and no assurance can be given that the composition of TCI’s assets in the future will approximate the percentages listed above.

TCI’s real estate is geographically diverse. At December 31, 2004, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under “Real Estate” below. At December 31, 2004, TCI held mortgage notes receivable secured by apartments and commercial properties in the Southwest and Southeast regions of the continental United States, as shown more specifically in the table under “Mortgage Loans” below.

Geographic Regions

TCI has divided the continental United States into the following geographic regions.

Excluded from the above is one hotel in Wroclaw, Poland and a partnership property, as described below.

Real Estate

At December 31, 2004, approximately 84.5% of TCI’s assets were invested in real estate. TCI invests primarily in real estate located throughout the continental United States, either on a leveraged or non-leveraged basis. TCI’s real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale.

Types of Real Estate Investments.    TCI’s real estate consists of commercial properties (office buildings, industrial warehouses and shopping centers), hotels and apartments having established income-producing capabilities. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. TCI may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Board of Directors may alter the types of criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

TCI’s current real estate portfolio consists of 129 owned properties. Of the 129 properties, 12 apartments were sold to partnerships controlled by Metra Capital, LLC (“Metra”). See NOTE 8. “RELATED PARTY TRANSACTIONS.” Because the Metra sales transaction was accounted for as a finance transaction, TCI continues to account for the 12 properties as owned properties.

TCI typically invests in developed real estate. However, TCI has recently invested in unimproved land and apartment development and construction. To the extent that TCI continues to invest in development and construction projects, it will be subject to business risks, such as cost overruns and construction delays, associated with higher risk projects.

At December 31, 2004, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Blue Lake Villas II	Waxahachie, TX	76 Units	$4,454	$217	$4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	17,239	3,347	15,500
Bridges on Kinsey	Tyler, TX	232 Units	11,572	4,509	14,477
Dakota Arms	Lubbock, TX	208 Units	12,611	1,326	12,549
Kingsland Ranch	Houston, TX	398 Units	24,573	1,081	23,000
Laguna Vista	Farmers Branch, TX	206 Units	3,432	17,673	17,741
Lake Forest	Houston, TX	240 Units	13,919	519	12,815
Parc at Maumelle	Maumelle, AR	240 Units	4,502	14,196	16,829
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,486	1,201	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	13,393	4,708	16,056
Wildflower Villas	Temple, TX	220 Units	9,377	6,220	14,073

For the period ending December 31, 2004, TCI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas, the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 156 unit Capitol Hill Apartments in Little Rock, Arkansas and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

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

The following table sets forth the percentages, by property type and geographic region, of TCI’s real estate (other than four hotels in the Pacific and Midwest regions, one hotel in Poland and 38 parcels of unimproved land, as described below) at December 31, 2004.

Region	Apartments	Commercial Properties
Pacific	—%	1.33%
Midwest	.61	14.54
Mountain	—	6.25
Southwest	98.15	63.88
Southeast	1.24	14.00

	100.00%	100.00%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI’s investment in each region. TCI owns 38 parcels of unimproved land, two parcels for a total of 21.23 acres in the Southeast region and 36 parcels for a total of 969.30 acres in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of TCI’s real estate portfolio.

During 2004, the activity in TCI’s owned real estate portfolio was:

Owned properties at January 1, 2004	134
Properties purchased (excluding additions to existing land parcels or land for construction)	20
Properties added from consolidation of partnerships	1
Properties sold (excluding partial sales)	(26)

Owned properties at December 31, 2004	129

Properties Held for Investment.    Set forth below are TCI’s properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2004, 2003 and 2002, for apartments and commercial properties and average occupancy during 2004, 2003 and 2002 for hotels:

			Rent Per Square Foot			Occupancy %
Property	Location	Units/Square Footage	2004	2003	2002	2004	2003	2002
Apartments
4400	Midland, TX	92 Units/94,472 Sq. Ft.	$.51	$.49	$.49	97	86	86
Apple Lane	Lawrence, KS	75 Units/30,000 Sq. Ft.	1.08	1.05	1.04	100	100	93
Arbor Point	Odessa, TX	195 Units/178,920 Sq. Ft.	.47	.45	.43	90	95	87
Ashton Way	Midland, TX	178 Units/138,964 Sq. Ft.	.45	.43	.43	95	87	82
Autumn Chase	Midland, TX	64 Units/58,652 Sq. Ft.	.57	.55	.54	98	98	98
Blue Lake Villas	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.91	.91	**	90	92	**
Breakwater Bay	Beaumont, TX	176 Units/145,688 Sq. Ft.	.93	**	**	87	**	**
By the Sea	Corpus Christi, TX	153 Units/123,945 Sq. Ft.	.88	.88	.86	96	91	88
Capitol Hill	Little Rock, AR	156 Units/151,116 Sq. Ft.	.88	**	**	70	**	**
Courtyard	Midland, TX	133 Units/111,576 Sq. Ft.	.47	.46	.45	94	99	93
Coventry	Midland, TX	120 Units/105,608 Sq. Ft.	.45	.44	.43	96	84	91
DeSoto Ranch	DeSoto, TX	248 Units/240,718 Sq. Ft.	.95	.94	**	98	98	**
El Chapparal	San Antonio, TX	190 Units/174,220 Sq. Ft.	.75	.73	.72	94	96	79
Fairway View Estates	El Paso, TX	264 Units/204,000 Sq. Ft.	.65	.64	.63	90	96	92
Fairways	Longview, TX	152 Units/134,176 Sq. Ft.	.59	.58	.56	96	93	92
Falcon Lakes	Arlington, TX	284 Units/207,960 Sq. Ft.	.96	.96	.97	94	94	11
Fountain Lake	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.62	86	96	89
Fountains of Waterford	Midland, TX	172 Units/129,200 Sq. Ft.	.55	.53	.53	96	99	85
Harper’s Ferry	Lafayette, LA	122 Units/112,500 Sq. Ft.	.61	.60	.59	95	90	83
Heather Creek	Mesquite, TX	200 Units/170,212 Sq. Ft.	.94	**	**	93	**	**
Hunters Glen	Midland, TX	212 Units/174,180 Sq. Ft.	.42	.39	.38	93	94	81
Limestone Canyon	Austin, TX	260 Units/216,000 Sq. Ft.	1.06	1.06	1.06	96	91	88
Limestone Ranch	Lewisville, TX	252 Units/219,600 Sq. Ft.	.95	.94	.94	95	91	91
Mariposa Villas	Dallas, TX	216 Units/200,928 Sq. Ft	.89	.89	**	95	97	**
Mountain Plaza	El Paso, TX	188 Units/220,710 Sq. Ft.	.52	.52	.51	90	94	97
Oak Park IV	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.56	93	91	95
Paramount Terrace	Amarillo, TX	181 Units/123,840 Sq. Ft.	.61	.60	.59	91	93	91
Plantation	Tulsa, OK	138 Units/103,500 Sq. Ft.	.61	.61	.61	90	92	90
Quail Oaks	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.83	.83	.83	95	95	85
River Oaks	Wiley, TX	180 Units/164,604 Sq. Ft.	.86	.86	**	95	98	**
Sendero Ridge	San Antonio, TX	384 Units/340,880 Sq. Ft.	1.02	1.01	**	94	80	**
Somerset	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.68	85	88	87
Southgate	Odessa, TX	180 Units/151,656 Sq. Ft.	.46	.43	.43	98	93	90
Spy Glass	Mansfield, TX	256 Units/ 239,264 Sq. Ft.	.96	.95	**	92	97	**
Sunchase	Odessa, TX	300 Units/223,048 Sq. Ft.	.51	.49	.49	97	96	91
Terrace Hills	El Paso, TX	310 Units/233,192 Sq. Ft.	.70	.70	.69	94	96	93
Tivoli	Dallas, TX	190 Units/168,862 Sq. Ft.	.95	.95	.96	92	92	27
Timbers	Tyler, TX	180 Units/101,666 Sq. Ft.	.60	.60	.59	96	92	93
Treehouse	Irving, TX	160 Units/153,072 Sq. Ft.	.80	***	.80	96	***	94
Verandas at City View	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.92	.60	**	93	92	**
Vistas at Pinnacle Park	Dallas, TX	332 Units/276,928 Sq. Ft.	.91	**	**	96	**	**
Westwood	Odessa, TX	79 Units/49,001 Sq. Ft.	.46	.44	.49	91	100	80
Willow Creek	El Paso, TX	112 Units/103,140 Sq. Ft.	.58	.57	.55	97	96	94
Willo-Wick Gardens	Pensacola, FL	152 Units/153,360 Sq. Ft.	.55	.55	.54	95	91	84
Windsong	Fort Worth, TX	188 Units/169,464 Sq. Ft.	.89	**	**	91	**	**
Woodview	Odessa, TX	232 Units/165,840 Sq. Ft.	.53	.52	.51	93	94	85

			Rent Per Square Foot			Occupancy %
Property	Location	Units/Square Footage	2004	2003	2002	2004	2003	2002
Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	14.08	13.63	12.77	84	82	74
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	10.70	10.63	9.89	69	65	76
Amoco	New Orleans, LA	378,244 Sq. Ft.	13.66	13.37	12.73	69	78	79
Bay Plaza	Tampa, FL	75,780 Sq. Ft.	13.96	14.98	15.85	54	80	86
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	12.79	13.23	13.01	77	78	72
Eton Square	Tulsa, OK	222,654 Sq. Ft.	11.09	11.60	11.35	75	38	42
Executive Court	Memphis, TN	41,840 Sq. Ft.	*	*	*	*	*	*
Forum	Richmond, VA	79,791 Sq. Ft.	13.68	14.23	15.32	76	61	60
Lexington Center	Colorado Springs, CO	74,603 Sq. Ft.	10.56	12.33	13.41	58	70	84
Parkway North	Dallas, TX	71,041 Sq. Ft.	16.58	18.08	17.41	60	64	72
Signature	Dallas, TX	56,532 Sq. Ft.	10.00	****	****	100	****	****
Westgrove Air Plaza	Addison, TX	78,326 Sq. Ft.	12.68	13.26	13.96	74	94	66

Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000 Sq. Ft.	2.85	2.80	2.75	100	65	100
Addison Hanger	Addison, TX	23,650 Sq. Ft.	7.54	7.94	8.12	67	100	98
Addison Hanger II	Addison, TX	29,000 Sq. Ft.	9.24	9.64	9.33	92	92	97
Encon	Fort Worth, TX	256,410 Sq. Ft.	3.12	3.17	3.17	100	100	100
Space Center	San Antonio, TX	101,500 Sq. Ft.	3.41	3.43	3.46	61	84	84

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	6.97	7.25	*	89	90	*
Cullman	Cullman, AL	92,466 Sq. Ft.	3.55	3.53	*	27	95	*
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	5.91	5.51	5.83	64	61	69
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	10.45	10.94	12.41	85	79	81

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2004	2003	2002	2004	2003	2002	2004	2003	2002
Hotels
Willows	Chicago, IL	52 Rooms	$119.84	$121.24	$129.76	57	53	49	67.62	$69.54	$63.35
City Suites	Chicago, IL	45 Rooms	126.29	120.16	131.46	58	58	56	71.60	76.78	73.38
Majestic Inn	San Francisco, CA	57 Rooms	129.43	107.67	141.62	50	52	37	64.10	66.68	52.25
The Majestic	Chicago, IL	55 Rooms	129.64	124.47	133.79	52	48	52	65.91	57.86	64.31
Akademia	Wroclaw, Poland	161 Rooms	55.33	47.78	48.92	65	51	33	35.98	46.86	15.97

Property	Location	Acres
Land
1013 Common	New Orleans, LA	.413 Acres
2301 Valley Branch	Farmers Branch, TX	23.763 Acres
Alamo Springs	Dallas, TX	.678 Acres
Centura	Farmers Branch, TX	8.753 Acres
Cooks Lane	Fort Worth, TX	23.242 Acres
Denton-Coonrod	Denton, TX	82.203 Acres
DeSoto	DeSoto, TX	21.897 Acres
Dominion	Farmers Branch, TX	14.39 Acres
Fiesta	San Angelo, TX	.6657 Acres
Fruitland	Fruitland Park, FL	4.66 Acres
Folsom	Farmers Branch, TX	36.777 Acres
Granbury Station	Fort Worth, TX	15.696 Acres
Hollywood Casino	Farmers Branch, TX	42.815 Acres
Lacy Longhorn	Farmers Branch, TX	17.115 Acres
Lakeshore Villas	Humble, TX	1.36 Acres
Lamar/Palmer	Austin, TX	17.07 Acres
Las Colinas	Las Colinas, TX	4.7 Acres
LCLLP	Las Colinas, TX	45.49 Acres
Lemmon Carlisle	Dallas, TX	2.14 Acres
Limestone Canyon II	Austin, TX	9.96 Acres
Lubbock	Lubbock, TX	2.866 Acres

Property	Location	Acres
Manhattan	Farmers Branch, TX	108.892 Acres
Marine Creek	Ft. Worth, TX	43.43 Acres
Mason Park	Houston, TX	18 Acres
McKinney 36	Collin County, TX	34.58 Acres
Mira Lago	Farmers Branch, TX	4.152 Acres
Nashville	Nashville, TN	16.57 Acres
Pac Trust	Farmers Branch, TX	7.07 Acres
Payne (TCI owns a 50% Tenant-In-Common interest)	Las Colinas, TX	268.0 Acres
Pulaski	Pulaski County, AR	21.9 Acres
Railroad	Dallas, TX	.293 Acres
Rochelle I	Las Colinas, TX	10.096 Acres
Rochelle II	Las Colinas, TX	21.269 Acres
Rogers	Rogers, AR	20.08 Acres
Round Mountain	Austin, TX	18 Acres
Seminary West	Ft. Worth, TX	5.36 Acres
Sheffield Village	Grand Prairie, TX	13.9 Acres
Valley Ranch	Irving, TX	29.9 Acres
West End	Dallas, TX	6.96 Acres

*	Property was purchased in 2002, 2003 or 2004.
**	Property was under construction.
***	Property was sold in 2003 and purchased in 2004.
****	No applicable data for Signature Athletic Club. TCI sold the athletic club in November 2004 but retained the Signature office building.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

NOTE 2.    REAL ESTATE

In 2004, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Laguna Vista(1)	Farmers Branch, TX	206 Units	2,424	902	1,522		5.50		09/46
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Parc at Maumelle(1)	Maumelle, AR	240 Units	3,120	916	2,204		5.37		07/46
Treehouse(2)	Irving, TX	160 Units	7,519	(498)	5,027	(3)	5.00		08/13
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Commercial
Executive Court(4)	Memphis, TN	41,840 Sq. Ft.	1,970	—	—		—		—

Land
Cooks Lane land	Ft. Worth, TX	23.242 Acres	1,000	1,034	—		—		—
Denton-Coonrod land	Denton, TX	82.203 Acres	1,644	1,046	840		6.25		11/06
DeSoto land	DeSoto, TX	21.897 Acres	2,516	1,364	1,265		6.25		11/06
Granbury Station land	Ft. Worth, TX	15.696 Acres	923	236	738		7.00		09/07
Lacy Longhorn land(5)	Farmers Branch, TX	17.115 Acres	4,474	—	—		—		—
Las Colinas land(6)	Las Colinas, TX	239.2 Acres	39,145	—	10,006	(7)	—	(7)	—	(7)
Lubbock land	Lubbock, TX	2.866 Acres	224	224	—		—		—
Railroad land	Dallas, TX	.293 Acres	708	704	—		—		—
Rogers land	Rogers, AR	20.08 Acres	1,390	619	1,130		10.50		04/05
Vista Ridge land(8)	Lewisville, TX	14.216 Acres	2,585	—	—		—		—
West End land(9)	Dallas, TX	.158 Acres	71	71	—		—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction, does not represent actual units purchased.
(2)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(3)	Assumed debt.
(4)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Property received from ARI, a related party, for a decrease of $4.5 million to TCI’s affiliate receivable with Prime.
(6)	The following tracts of land were purchased from ARI, a related party, for a decrease of $29.1 million to TCI’s affiliate receivable from Prime: Payne, LCLLP, Rochelle I & II and Valley Ranch. TCI owns a 50% Tenant-in-Common interest in the 268 acre Payne tract.
(7)	Includes $3.1 million assumed debt on the LCLLP tract with an interest rate of 7.0% and a maturity date of 12/06 and $6.9 million assumed debt on the Rochelle I & II and Valley Ranch tracts with an interest rate of prime plus 3% (currently 8.75%) and a maturity date of 11/05.
(8)	Property received from ARI, a related party, for a decrease of $2.6 million to TCI’s affiliate receivable from Prime.
(9)	TCI purchased a 50% interest in this land tract.

In 2004, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
Apartments
Cliffs of El Dorado(2)	McKinney, TX	208 Units	$13,442	$10		$10,323	(1)	$—	(3)
In The Pines	Gainesville, FL	242 Units	11,300	3,547	(4)	5,201		5,136
Sandstone	Mesa, AZ	238 Units	8,650	2,687		5,531		1,136
Waters Edge IV(5)	Gulfport, MS	80 Units	5,000	—		—		—	(6)

Office Building
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		345
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667		3,772		328
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448		2,856		202
Brandeis(7)	Omaha, NE	319,234 Sq. Ft.	—	—		8,750	(1)	(92)
Centura Tower(8)	Farmers Branch, TX	410,901 Sq. Ft.	84,075	36,350		49,878		31,550
Corporate Pointe	Chantilly, VA	65,918 Sq. Ft.	9,000	5,025		3,609		5,239
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	9,150	4,608		3,865		1,931
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		6,236
Countryside Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	102		941		72
Durham Centre(9)	Durham, NC	207,171 Sq. Ft.	21,300	6,703		—		—	(10)
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743		7,654		6,184
Venture Center	Atlanta, GA	38,272 Sq. Ft.	4,000	997		2,550		1,167

Industrial Warehouse
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		127
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,374
Texstar Warehouse(12)	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)(17)	—	(13)

Other
Signature Athletic Club(11)	Dallas, TX	N/A	120	(154)		88		(47)

Shopping Center
K-Mart(12)	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)(17)	—	(14)
Sadler Square	Amelia Island, FL	70,295 Sq. Ft.	4,500	1,876		2,680		1,673

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956		4,088		7,056
Marine Creek(15)	Ft. Worth, TX	10.73 Acres	1,488	1,198		991		—	(16)
Rasor	Plano, TX	24.5 Acres	2,600	2,600		1,260		53
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842		4,450		—

(1)	Assumed debt.
(2)	Property initially sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See NOTE 8. “RELATED PARTY TRANSACTIONS.”
(3)	Excludes a $1.7 million deferred gain from a related party sale.
(4)	TCI provided $1.0 million of the purchase price as seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Property sold to ARI, a related party, for an increase of $5.0 million to the affiliate receivable balance from Prime.
(6)	Excludes a $494,000 deferred gain from a related party sale.
(7)	Brandeis was returned to lender via a deed in lieu of foreclosure process. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(8)	TCI sold a 95% limited partnership interest, retaining a 1% general partner and 4% limited partner interest.
(9)	Property sold to Edina Park Plaza Associates, L.P., of which the managing general partner is a subsidiary of ARI, a related party, for a wraparound note of $14.5 million and cash.
(10)	Excludes a $4.0 million deferred gain from a related party sale.
(11)	Signature Athletic Club was sold for the assumption of capital leases by purchaser. Net cash paid is from prepaid dues and unearned revenues due purchaser.
(12)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(13)	Excludes a $1.0 million deferred gain from a related party sale.
(14)	Excludes $355,000 deferred gain from a related party sale.
(15)	Property sold to UHF, a related party, for cash and a note receivable. See NOTE 8. “RELATED PARTY TRANSACTIONS”
(16)	Excludes a $581,000 deferred gain from a related party sale.
(17)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

In 2004, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./ Units/Rooms/ Acres	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$5,184		$4,257	$370	5.16%		12/34
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34

Office Building
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(3)	8,000	7,829	4.03	(1)	07/07
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(4)	—	—	5.75	(1)	10/05
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(4)	—	—	5.75	(1)	10/05
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	(5)	36,889	(4,588)	5.50	(1)	04/04
Centura Tower(2)	Farmers Branch, TX	410,901 Sq. Ft.	3,800	(5)	—	3,737	5.75	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594	2,989	4.94		10/09

Warehouse
Addison Hangers I & II(6)	Addison, TX	52,650 Sq. Ft.	4,500		2,592	1,635	10.00		09/14

Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—	3,548	6.75	(1)	09/09
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(4)	5,138	(1,278)	5.75	(1)	10/05
Willows	Chicago, IL	52 Rooms	3,500		—	3,411	6.75	(1)	09/09

Land
Centura land	Farmers Branch, TX	8.753 Acres	4,485		4,400	(183)	7.00	(1)	02/05	(8)
Cooks Lane	Ft. Worth, TX	23.242 Acres	550		—	527	6.25		11/06
Hollywood, Dominion & Mira Lago(7)	Farmers Branch, TX	66.085 Acres	6,985		6,222	(67)	7.00	(1)	02/05	(9)
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(3)	—	78	4.03	(1)	07/07
Marine Creek	Ft. Worth, TX	28.437 Acres	1,785	(3)	—	1,746	4.03	(1)	07/07

(1)	Variable rate.
(2)	2nd lien advance on Centura Tower.
(3)	The 1010 Common office building, certain tracts of Marine Creek land and the Lacy Longhorn land are cross collateralized.
(4)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.
(5)	Debt was paid off by September 2004 refinancing.
(6)	The Addison Hangers were sold in September 2004 to a third party and were leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.
(7)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(8)	Debt was paid off in February 2005.
(9)	Debt was extended to February 2006.

Properties Held for Sale.    Set forth below are TCI’s properties held for sale.

Property	Location	Units
Apartments
Bay Walk	Galveston, TX	192 Units
Island Bay	Galveston, TX	458 Units
Marina Landing	Galveston, TX	256 Units

Square Feet
Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.
Institute Place	Chicago, IL	144,915 Sq. Ft.

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.

Partnership Properties.    TCI accounts for partnership properties using the equity method. TCI had no property information for properties owned by partnerships.

TCI is a 30% general partner in Sacramento Nine (“SAC 9”), which owned the Prospect Park #29 Office Building. In December 2004, SAC 9 sold the Prospect Park #29 office building for $3.7 million, of which TCI received $1.1 million after closing costs and fees. TCI recognized a gain on the sale of investment in SAC 9 of $882,000 relating to this transaction.

In December 2004, TCI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. TCI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. TCI will account for its investment in this partnership on the cost basis.

Provision for Asset Impairments.    TCI recorded asset impairments of $6.1 million in 2004, $4.7 million for 2003 and $2.6 million for 2002, representing the write down of certain operating properties to current estimated fair value. The assets for 2004 include the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	319,234 Sq. Ft.	$8,500	$10,219	$—	$1,720
Harmon	Sterling, VA	72,062 Sq. Ft.	6,500	9,080	320	2,900
Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	5,367	210	1,577

The Harmon and Mimado buildings were sold and the contractual sales prices were used as fair value. The costs to sell were the estimated closing costs and commissions to be paid by TCI. It was determined that the fair value of 225 Baronne was less than the current book value due to the pending loss of the anchor tenant. It was determined that future leases on the vacated space will be below market rates and the projected future cash flows of 225 Baronne will not be sufficient to recover the current book value.

The assets for 2003 include the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
Brandeis	Omaha, NE	319,234 Sq. Ft.	$8,821	$13,630	$—	$4,357

Land
Red Cross	Dallas, TX	2.89 Acres	8,500	7,679	1,019	198

Brandeis was returned to the lien holder via a Deed in Lieu of Foreclosure on February 27, 2004 and the outstanding debt and accrued interest was used as the fair value. The gross impairment for Brandeis was $4.9 million but was reduced by $452,000 for the minority interest portion. The Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

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

Types of Mortgage Activity.    TCI has originated its own mortgage loans, as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. Premier Funding, a related party, services TCI’s mortgage notes. TCI’s investment policy is described in ITEM 1. “BUSINESS—Business Plan and Investment Policy.”

Types of Properties Securing Mortgage Notes.    The properties securing TCI’s mortgage notes receivable portfolio at December 31, 2004, consisted of three apartments, five office buildings, three parcels of unimproved land, various partnership and membership interests, and four unsecured loans. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI’s Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

At December 31, 2004, TCI’s mortgage notes receivable portfolio included nine mortgage loans with an aggregate principal balance of $40.5 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental United States, three mortgage loans with an aggregate principal balance of $3.3 million secured by unimproved land in the Southwest region of the continental United States, six loans with a principal balance of $6.3 million secured by partnership or membership interests and four unsecured loans with a principal balance of $3.9 million. At December 31, 2004, 6.2% of TCI’s assets were invested in notes and interest receivables.

The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI’s mortgage notes receivable at December 31, 2004. Excluded are $13.5 million of mortgage notes that are secured by unimproved land or other security, or are unsecured. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for further details of TCI’s mortgage notes receivable portfolio.

Region	Apartments	Commercial Properties	Total
Southwest	2.2%	49.7%	51.9%
Southeast	4.1	44.0	48.1

	6.3%	93.7%	100.0%

A summary of the activity in TCI’s mortgage notes receivable portfolio during 2004 is as follows:

Mortgage notes receivable at January 1, 2004	12
Loans paid off	(4)
Loans funded	15

Mortgage notes receivable at December 31, 2004	23

During 2004, $7.2 million was collected in full payment of three mortgage notes and $1.6 million in principal payments were received on other mortgage notes. At December 31, 2004, 0.4% of TCI’s assets were invested in mortgage notes secured by non-income producing real estate, comprised of a second lien mortgage note secured by 33 acres of unimproved land in Travis County, Texas, a second lien note secured by 13 acres of unimproved land in Harris County, Texas and a second lien note secured by 22.3 acres of unimproved land in Collin County, Texas

First Mortgage Loans.    TCI invests in first mortgage notes with short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a “balloon” principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee’s title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. TCI may grant participations in first mortgage loans it originates to other lenders.

The following discussion briefly describes first mortgage loans funded in 2004, as well as events during 2004 that affected previously funded first mortgage loans.

In March 2002, TCI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of March 2005, TCI has funded $788,000 of the additional line of credit.

Junior Mortgage Loans.    TCI may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of TCI’s assets. At December 31, 2004, 4.2% of TCI’s assets were invested in junior and wraparound mortgage loans.

The following discussion briefly describes the junior mortgage loans that TCI originated in 2004 as well as events that affected previously funded junior mortgage loans during 2004.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of March 2004, TCI has funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate was set to a fixed rate of 9.0% per annum and all principal and interest is due October 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI also agreed to reduce accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of this modification, TCI has released $1.4 million of allowance for loan losses to expense. The following notes were assigned to TCI as payment on the note:

•	$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note.

•	$264,000, including accrued interest, secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003. TCI’s parent company, ARI, is in negotiations to take title to the collateral, therefore, this note is considered performing and no allowance has been established.

•	$341,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•	$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0%, only requires payments if surplus cash is available and matures in April 2009.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments and matures in June 2005. As of March 2005, TCI has funded all $300,000 of the line of credit.

In June 2003, TCI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bore interest at a fixed rate of 5.0% and requires all interest and principal payments be paid at maturity in December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. This note, including accrued but unpaid interest, was paid in June 2004. TCI agreed to discount the note $2,000 and recognized a loss of $2,000.

In March 2004, TCI sold 492.531 acres in Collin County, Texas to a third party for $20.0 million. TCI provided $7.2 million of the purchase price as seller financing for a portion of the land on a contingent basis. The secured note bore interest at 7% and matured in September 2004. The buyer had the option to convey the contingent land back to TCI for cancellation of the note. The purchaser extended the note to December 2004 with a $1.1 million principal payment in September 2004. This note, including accrued but unpaid interest, was paid in December 2004.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance.

Related Parties.    In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI, a related party, for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI has guaranteed that the asset shall produce at least a 12.0% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12.0% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI has guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI. In January 2005, TCI completed the purchase of Two Hickory by recording the asset and the assumed debt, and removing the note receivable from ARI.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI has guaranteed these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets fail to produce the 12.0% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI has guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest.

In December 2003, TCI purchased a note receivable secured by 33 acres of raw land in Travis County, Texas from ARI for $2.4 million, which reduced ARI’s affiliate payable to Prime and TCI. The note bears interest at 10.0% per annum, requires interest only payments beginning in November 2007 and matures in October 2008. Outstanding accrued interest is added to the principal balance on an annual basis until 2007. During 2004, $240,000 of accrued interest was added to the principal balance of the note.

In December 2003, TCI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized due to UHF being a related party and TCI having continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid off TCI’s note payable on the land. TCI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of TCI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 8. “RELATED PARTY TRANSACTIONS.”

In October 2004, TCI sold the Durham Centre in Durham, North Carolina to a partnership, of which the managing general partner is a subsidiary of ARI, for $21.3 million for cash and an all-inclusive wraparound note of $14.5 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2017.

In October 2004, TCI contemplated the sale of the common stock of TCI Lexington Corporation, which owns the Lexington Center office building in Colorado Springs, Colorado, to One Realco Office Investors, Inc., a related party, for the assumption of debt of $4.9 million, which was subject to lender approval, and a seller note of $237,000. The assumption of debt by One Realco Office Investors, Inc. was not approved by the lender; therefore, TCI’s Board of Directors rescinded their approval of the transaction. TCI extended the loan on the Lexington Center with the lender in December 2004.

Other.    In July 2003, TCI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which TCI is the general partner. This loan bears interest at 7.25% and matures in January 2007. TCI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to TCI will be deducted for the quarterly return owed by TCI to the Class A Limited Partners, eliminating the quarterly payments. After January 2007, TCI may retire the Class A Limited Partners interests in exchange for cancellation of both notes, subject to the $1.1 million advance being fully advanced by TCI.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 7.75%, and matures in April 2005.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 7.75%, and matures in April 2005.

Partnership mortgage loans.    TCI owns a 60.0% general partner interest and IORI owns a 40.0% general partner interest in Nakash Income Associates (“NIA”), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.    LEGAL PROCEEDINGS

Innovo Realty, Inc.    On August 10, 2004, American Realty Investors, Inc. (“ARI”), TCI and Income Opportunity Realty Investors, Inc. (“IOT”) instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ Complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ Complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others, and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ Complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, the establishment of a constructive trust and other relief.

Sunset Management, LLC.    On October 5, 2004, Sunset Management LLC (“Sunset”) filed a Complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”), Prime Income Asset Management LLC (“Prime”), Income Opportunity Realty Investors, Inc., United Housing Foundation, Inc. (“United”), Regis Realty, Inc. (“Regis”), TCI, TCI’s current directors and officers and others. Sunset’s Complaint was instituted as Case No. 3:04-CV-02162-B styled Sunset Management LLC, Derivatively on Behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s Complaint alleges (i) Sunset is the owner of 10 shares of Common Stock of TCI and Sunset is the pledgee and beneficial owner of 3,673,115 shares of Common Stock of TCI, (ii) Sunset is a single-member limited liability company, (iii) all of the Defendants have in their various capacities breached fiduciary duties to TCI, and (iv) unjust enrichment of the various Defendants. Sunset’s Complaint seeks an injunction prohibiting TCI from entering into any related-party transactions that are not fair to TCI and approved by disinterested directors and/or the stockholders of TCI with full knowledge of the common interest of the directors and/or officers, unspecified damages, attorneys’ fees and costs. Individual directors and officers of TCI do not believe their interests are adverse to TCI in this matter. All Defendants believe the action is not properly brought as a derivative action on behalf of TCI, as Sunset’s interests are adverse to the interests of TCI. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants intend to vigorously defend the action, and on November 8, 2004, filed a Motion to Dismiss the case pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exception for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. On January 4, 2005, the Defendants also filed a Motion to Stay Discovery and for Protective Order based on the concept that the Motion to Dismiss should dispose of the matter. No hearing has been held or Order issued by the Court on either Motion through March 31, 2005. Separately, one of the individual Defendants filed on January 4, 2005, a Motion to Disqualify Sunset’s Counsel.

The current Sunset Complaint is the fifth in a continuing series of actions involving Sunset, certain subsidiaries of ARI and ARI resulting from a loan in September 2001 to BCM and three subsidiaries of ARI in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20%). In September 2002, $15 million in principal was repaid leaving a $15 million aggregate balance, which Sunset orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset did not honor, resulting in the original litigation filed in Texas State Court during October 2002 as Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management LLC (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset, as well as temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the Plaintiffs in the Texas Litigation, Sunset instituted an action in Federal District Court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of certain shares of Common Stock of TCI held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation against Sunset, Sunset instituted a separate lawsuit in Nevada State Court styled Sunset Management LLC v. American Realty Trust, Inc., et al., Cause No. A462587 pending in District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada State Court held a hearing on Sunset’s request for emergency relief and denied all of Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset has attempted to re-litigate the underlying issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and renewed motions for injunctions and the appointment of a receiver in the Nevada Litigation. During September 2003, the Texas Litigation was removed to Bankruptcy Court for the Northern District of Texas and subsequently transferred to the Eastern District of Texas. Sunset and the Plaintiffs have filed cross-motions for partial summary judgment in the Bankruptcy Court which had been briefed but remain pending at this time. The parties have also filed an Agreed Motion to Withdraw the reference and have the case transferred to a United States District Judge for trial, which has been denied without prejudice pending resolution of pre-trial motions, including the motions for summary judgment.

On February 10, 2004, Sunset filed yet another lawsuit in Nevada styled Sunset Management LLC v. Transcontinental Realty Investors, Inc., Case No. CV04-00345 in the Superior Court of Washoe County, seeking to compel a new election of directors, alleging that Sunset was improperly denied voting rights with respect to certain pledged shares at the 2003 stockholders meeting of TCI. TCI responded to that action by informing the Nevada Court that the issue of the validity and effectiveness of proxies purportedly held by Sunset in connection with the loan was already pending before the Bankruptcy Court. On May 12, 2004, the Nevada District Court denied Sunset’s motion to compel an election of corporate directors because of the dispute pending in the Texas Bankruptcy Court concerning the status of the loan. Subsequently, the Nevada District Court denied two motions for reconsideration filed by Sunset. Sunset is currently appealing the rulings of the Washoe County District Court.

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 22, 2004, at which meeting stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2004. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Abstained
Henry A. Butler	7,322,494	9,553
Sharon Hunt	7,320,059	11,988
Ted R. Munselle	7,322,321	9,726
Ted P. Stokely	7,320,465	11,582
Martin L. White	7,320,598	11,449

There were no no votes or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2004, and any interim period, at least 7,320,494 votes were received in favor of such proposal, 8,335 votes were received against such proposal, and 3,218 votes abstained.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASED EQUITY SECURITIES

TCI’s Common Stock is traded on the New York Stock Exchange (“NYSE”) using the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.

Quarter Ended	High	Low
March 31, 2005 (through March 24, 2005)	$20.10	$14.20

March 31, 2004	17.33	14.42
June 30, 2004	14.59	10.99
September 30, 2004	13.75	12.40
December 31, 2004	14.59	13.55

March 31, 2003	18.55	16.43
June 30, 2003	18.92	13.99
September 30, 2003	16.70	11.79
December 31, 2003	16.73	11.79

As of March 24, 2005, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $19.29 per share.

As of March 24, 2005, TCI’s Common Stock was held by 4,464 holders of record.

TCI paid no dividends in 2004, 2003 or 2002, and management believes no dividends will be paid in 2005. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In October 2000, the Board increased this authorization to 1,409,000 shares. Through December 31, 2004, a total of 1,189,910 shares have been repurchased at a cost of $15.9 million. No shares were repurchased in 2002 or 2003. In November 2004, the Board approved a private block purchase of 212,800 shares of Common Stock for a total cost of $3.1 million. The following table represents shares repurchased during each of the three months ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of September 30, 2004	—	$—	—	431,890
October 1-31, 2004	—	—	—	431,890
November 1-30, 2004	212,800	14.50	212,800	219,090
December 1-31, 2004	—	—	—	219,090

Total	212,800	$14.50	212,800	219,090

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
		As Restated
		(dollars in thousands, except per share)
EARNINGS DATA
Rents	$92,959	$77,801	$61,750	$58,909	$79,044
Property expense	59,177	55,762	45,911	36,356	48,689

Operating income	33,782	22,039	15,839	22,553	30,355
Gain on land sales	7,110	1,641	666	—	—

Income from operations	40,892	23,680	16,505	22,553	30,355
Other income	6,507	11,584	313	2,924	1,814
Gain on real estate	—	—	—	48,333	50,550

Total other income	6,507	11,584	313	73,810	82,719
Other expense	69,571	52,453	49,932	50,674	55,068

Income (loss) from before tax	(22,172)	(17,189)	(33,114)	23,136	27,651
Income tax benefit	10,976	—	—	—	—

Net income/(loss) from continuing operations	(11,196)	(17,189)	(33,114)	23,136	27,651
Discontinued operations, net of taxes	34,902	17,862	37,965	(3,325)	2,131

Net income (loss)	23,706	673	4,851	19,811	29,782
Preferred dividend requirement	(210)	(126)	(190)	(172)	(22)

Net income (loss) applicable to Common shares	$23,496	$547	$4,661	$19,639	$29,760

Basic and Diluted Earnings Per Share
Basic	$2.90	$.07	$.58	$2.32	$3.45
Diluted	$2.90	$.07	$.58	$2.28	$3.45

Dividends per Common share	$—	$—	$—	$—	$.54

Weighted Average Common Shares Outstanding
Basic	8,082,854	8,078,108	8,057,361	8,478,377	8,631,621
Diluted	8,082,854	8,078,108	8,057,361	8,615,465	8,637,290

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
		As Restated
	(dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate held for investment, net	$658,300	$641,022	$736,977	$622,171	$639,040
Real estate held for sale	49,878	61,457	22,510	516	1,824
Real estate subject to sales contract	70,350	79,848	—	—	—
Notes and interest receivable, net	56,630	30,741	27,953	22,049	8,172
Total assets	920,311	882,784	858,489	709,152	731,885
Notes and interest payable	644,071	626,465	586,628	461,037	501,734
Stockholders’ equity	240,519	221,758	222,394	216,768	200,560
Book value per share	$30.44	$27.33	$27.55	$26.95	$23.22

TCI purchased 20 properties for a total of $86.7 million in 2004, 10 properties for a total of $36.9 million in 2003, 16 properties for a total of $107.7 million in 2002, 17 properties for a total of $62.5 million in 2001, and

18 properties for a total of $103.9 million in 2000. TCI sold 20 properties, the two remaining warehouses in the Kelly portfolio and four parcels of land for $276.7 million in 2004, 13 properties, two warehouses in the Kelly portfolio and 5 parcels of land for $86.6 million in 2003, 18 properties and a partial land parcel for a total of $117.6 million in 2002, 22 properties, one warehouse in the Kelly portfolio and three partial land parcels in 2001 for a total of $161.5 million, and 20 properties in 2000 for a total of $113.5 million. See ITEM 2. “PROPERTIES—Real Estate” and ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates the carrying value is not recoverable from future cash flows the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. TCI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. TCI’s estimates are subject to revision as market conditions and TCI’s assessments of them change. In the third quarter of 2004, TCI recognized $1.6 million and $2.9 million of impairment losses, and in the fourth quarter of 2004, recognized $1.7 million of impairment losses. In the fourth quarter of 2003, TCI recognized $4.4 million and $192,000 as impairment losses, and in the second and third quarter of 2002, TCI recognized $1.9 million and $700,000 as impairment losses.

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

Obligations and Commitments

TCI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates TCI’s expected contractual obligations and commitments subsequent to December 31, 2004.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Long-Term Debt(1)	$640,011	$188,152	$117,535	$49,038	$285,286
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	2,171	2,171	—	—	—

(1)	TCI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

Other long-term liabilities represent TCI’s intentions to purchase the interests of general and limited partners formed to construct residential properties.

Liquidity and Capital Resources

Cash and cash equivalents were $21.8 million, $6.4 million, and $10.6 million at December 31, 2004, 2003 and 2002, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

TCI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management anticipates that TCI’s cash at December 31, 2004, along with cash that will be generated in 2005 from property operations, will not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell income producing real estate, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

Net cash used in operations was $13.2 million in 2004 compared to net cash provided in operations of $3.7 million in 2003 and net cash used of $9.1 million in 2002. Cash flow from property operations is rents collected, less payment for property operating expenses or net rental income. Although operating income was higher in 2004 compared to 2003 due to increased income from residential properties, cash from operations was less in 2004 compared to 2003 due to higher spending on general and administrative expenses, advisory fees and net income fees and an increase in non-cash gains from property sales and foreign currency transactions in 2004 compared to 2003. The increase in operating cash from 2002 to 2003 was due to an increase in net rental income from new apartments that finished construction in 2002 and 2003, and an increase in commercial net rental income due to Centura Tower, which was purchased in June 2002. Cash also increased due to less spending on general and administrative expenses from 2002 to 2003. These gains were offset by the sales of real estate during 2002 and 2003 and from higher interest expense paid during 2003. Management believes that cash flow may decrease from property operations as a result of selling income producing properties.

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

Net cash used in investing activities was $18.9 million in 2004 compared to $26.9 million in 2003 and $67.0 million in 2002. Cash from investing activities increased in 2004 compared to 2003 due to higher proceeds from the sales of real estate and collections on notes receivable, reduced by increased spending on real estate construction and improvements and real estate acquisitions, and an increase in payments to TCI’s advisor. Cash from investing activities increased in 2003 compared to 2002 due to TCI spending less on real estate construction and improvements and an increase in payments received from TCI’s advisor. These cash increases were offset by cash decreases due to less collected on notes receivable, less real estate sold, the purchase of marketable securities and increases in deposits on pending real estate purchases.

Net cash provided by financing activities was $47.6 million in 2004 compared to $19.0 million in 2003 and $76.3 million in 2002. Cash from financing activities increased in 2004 compared to 2003 due to higher proceeds from refinancing of notes payable, which was reduced by higher payments on notes payable and the repurchase of TCI’s common stock. Cash from financing activities decreased in 2003 compared to 2002 due to higher payments on notes payable and lower proceeds from notes payable refinancings.

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

Results of Operations

2004 Compared to 2003.    TCI had net income of $23.1 million in 2004, including gains on sale of real estate totaling $63.3 million and net income of $673,000 in 2003, including gains on sale of real estate totaling $21.7 million. Fluctuations in the components of revenues and expense between 2004 and 2003 are discussed below.

Rents were $93.0 million in 2004 compared to $77.8 million in 2003. The increase in rents from 2004 to 2003 is primarily due to new rental income from completed apartment projects since 2001 and a slight increase in hotel revenues.

Property operations expenses were $59.2 million in 2004 compared to $55.8 million in 2003. This increase is primarily due to additional operations expense from the completion of apartment projects since 2001, which is offset by decreases in hotel and land operations during 2004.

Interest and other income was $3.7 million in 2004 compared to $6.7 million in 2003. The higher other income in 2003 was due to a $3.8 million litigation settlement received by TCI.

Equity losses of investees was $1.5 million in 2004 compared to $4.3 million in 2003. The losses from equity investees are primarily attributed to operating losses for IORI and ARI. IORI and ARI had lower losses from continuing operations in 2004.

Gain on settlement of debt was $4.4 million in 2003. The gain resulted from a favorable ruling in a lender dispute regarding the mortgage loans on three office buildings in New Orleans, Louisiana.

Gain on condemnation award was $4.8 million in 2003, resulting from the settlement of a dispute regarding a land parcel in Dallas, Texas.

Gain on foreign currency translation was $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty during 2004, which has resulted in TCI recognizing this gain.

Interest expense was $32.4 million in 2004 compared to $23.7 million in 2003. Interest expense increased in 2004 primarily due to increased debt due to apartment construction projects being completed since 2001. Changes in other segments interest expense was nominal from 2004 to 2003.

Depreciation expense was $17.7 million in 2004 compared to $13.2 million in 2003. Depreciation expense increased in 2004 primarily due to apartment construction projects being completed since 2001.

TCI recorded asset impairments of $1.7 million in 2004 and $198,000 in 2003, representing the write-down of certain operating properties to current estimated fair value.

The assets for 2004 include the following properties:

Property	Location	Sq. Feet/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	$8,500	$10,219	$—	$1,720

It was determined that the fair value of 225 Baronne was less than the current book value due to the pending loss of the anchor tenant. It was determined that future leases on the vacated space will be below market rates and the projected future cash flows of 225 Baronne will not be sufficient to recover the current book value.

The assets for 2003 include the following properties:

Property	Location	Sq. Feet/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Red Cross	Dallas, TX	2.89 Acres	8,500	7,679	1,019	198

The Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

Advisory fee expense was $6.7 million in 2004 compared to $4.9 million in 2003. The increase in 2004 was due to higher average gross assets during the year. Also, TCI received an operating expense refund from Prime of $1.3 million in 2003. See NOTE 12. “ADVISORY AGREEMENT.”

Net income fee to affiliate was $1.9 million in 2004. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had a net loss for 2003, so no net income fee was due.

General and administrative expenses were $9.3 million in 2004 compared to $9.1 million in 2003. The increase in 2004 was due to an increase in state income taxes and cost reimbursements to the Advisor, offset by lower legal cost and professional fees.

Loss on foreign currency transaction was $3.3 million in 2003. Loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro strengthened against the Zloty during 2003, which has resulted in TCI recognizing this charge.

Income from discontinued operations was $58.4 million in 2004 compared to $17.9 million in 2003. Income from discontinued operations relates to 22 operating properties sold during 2004, three apartments, two office buildings and one industrial warehouse designated as held for sale and 15 operating properties TCI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2004	2003
Revenue
Rental	$26,697	$46,373
Property operations	15,887	23,556

	10,810	22,817
Expenses
Interest	10,309	19,413
Depreciation	4,878	7,688

	15,187	27,101

Net income (loss) from discontinued operations before gains on sale of real estate	(4,377)	(4,284)
Gain on sale of operations	63,348	21,650
Write-down of assets held for sale	(4,477)	(4,357)
Equity in investees gain on sale of real estate	3,884	4,853

Income from discontinued operations	$58,378	$17,862

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

In 2004 and 2003, gains on sale of real estate totaling $63.3 million and $21.7 million were recognized. See NOTE 2. “REAL ESTATE.”

2003 Compared to 2002.    TCI had net income of $673,000 in 2003, including gains on sale of real estate totaling $21.7 million and net income of $4.9 million in 2002, including gains on sale of real estate totaling $38.3 million. Fluctuations in the components of revenues and expense between 2003 and 2002 are discussed below.

Rents were $77.8 million in 2003 compared to $62.2 million in 2002. The increase in rents from 2003 to 2002 is due to new rental income from completed apartment projects and increases in commercial rents and hotel revenues.

Property operations expenses were $55.8 million in 2003 compared to $46.3 million in 2002. This increase is primarily due to additional operations expense from the completion of multiple apartment projects during 2001 and 2002.

Interest and other income was $6.7 million in 2003 compared to $4.1 million in 2002. The increase in 2003 was due to a $3.8 million litigation settlement received by TCI.

Equity losses of investees was $4.3 million in 2003 compared to $3.8 million in 2002. The losses from equity investees are primarily attributed to operating losses for IORI and ARI.

Gain on settlement of debt was $4.4 million in 2003. The gain resulted from a favorable ruling in a lender dispute regarding the mortgage loans on three office buildings in New Orleans, Louisiana.

Gain on condemnation award was $4.8 million in 2003, resulting from the settlement of a dispute regarding a land parcel in Dallas, Texas.

Interest expense was $23.7 million in 2003 compared to $20.4 million in 2002. Interest expense increased in 2003 primarily due to increased debt due to apartment construction projects being completed in 2001 and 2002, offset by a decrease in commercial interest expense during 2003.

Depreciation expense was $13.2 million in 2003 compared to $11.7 million in 2002. Depreciation expense increased in 2003 primarily due to apartment construction projects being completed in 2001 and 2002.

TCI recorded asset impairments of $198,000 in 2003 and $2.6 million for 2002, representing the write-down of certain operating properties to current estimated fair value.

The assets for 2003 include the following properties:

Property	Location	Sq. Feet/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Red Cross	Dallas, TX	2.89 Acres	$8,500	$7,679	$1,019	$198

The Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

The assets for 2002 include the following properties:

Property	Location	Units/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Apple Lane	Lawrence, KS	75 Units	$1,580	$1,593	$238	$251
Fairway View	El Paso, TX	264 Units	5,700	5,242	863	405
Fountains of Waterford	Midland, TX	172 Units	1,900	2,006	285	391
Plantation	Tulsa, OK	138 Units	2,545	3,100	145	700
Sunchase	Odessa, TX	300 Units	4,100	3,479	746	125

Land
Red Cross	Dallas, TX	2.89 Acres	8,400	8,348	758	707

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

Advisory fee expense was $4.9 million in 2003 compared to $4.5 million in 2002. The increase in 2003 was due to higher average gross assets during the year. TCI received operating expense refunds from BCM of $1.3 million in 2003 and $1.4 million in 2002. See NOTE 12. “ADVISORY AGREEMENT.”

Net income fee to affiliate was $374,000 in 2002. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had a net loss for 2003, so no net income fee was due.

General and administrative expenses were $9.1 million in 2003 compared to $8.8 million in 2002. The increase in 2003 was due to an increase in legal fees and state income taxes, offset by lower real estate insurance premiums and cost reimbursements to the Advisor.

Loss on foreign currency transaction was $3.3 million in 2003 compared to $2.5 million in 2002. Loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro has strengthened against the Zloty during 2002 and 2003, which has resulted in TCI recognizing this charge.

Income from discontinued operations was $17.9 million in 2003 compared to $37.9 million in 2002. Income from discontinued operations relates to 15 properties that TCI sold during 2003 and 18 properties that TCI sold during 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2003	2002
Revenue
Rental	$46,373	$60,558
Property operations	23,556	33,903

	22,817	26,655
Expenses
Interest	19,413	23,085
Depreciation	7,688	8,975

	27,101	32,060

Net income (loss) from discontinued operations before gains on sale of real estate	(4,284)	(5,405)
Gain on sale of operations	21,650	38,279
Write-down of assets held for sale	(4,357)	—
Equity in investees gain on sale of real estate	4,853	5,013

Income from discontinued operations	$17,862	$37,887

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

In 2003 and 2002, gains on sale of real estate totaling $21.7 million and $38.3 million were recognized. See NOTE 2. “REAL ESTATE.”

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

Operating Relationships

TCI received rents of $69,000 in 2004, $175,000 in 2003, and $88,000 in 2002 from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

Property Transactions

Activity in 2004 included:

In December 2003, TCI sold six properties to subsidiaries of United Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone

Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis I, an affiliate, is President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. The loans on Limestone Canyon apartments and Limestone at Vista Ridge apartments were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. Management is seeking lender approval on the transfer of the notes associated with the Tivoli apartments and Sendero Ridge apartments.

In January 2004, TCI purchased the Vista Ridge land tract from ARI for $2.6 million. This transaction decreased TCI’s affiliate receivable from Prime by $2.6 million.

In February 2004, TCI incurred a debt for $1.0 million used for the purchase of land by ARI. This transaction increased TCI’s affiliate receivable from Prime by $1.0 million.

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI holds a note receivable balance of $270,000 remaining that bears interest at 12.00% and matures in April 2009. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In May 2004, TCI purchased the Treehouse Apartments from an affiliate with a net purchase price of $7.5 million for the assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado Apartments was not recorded as a sale for accounting purposes. TCI recorded the sale of the Cliffs of El Dorado in May 2004 upon payment received for the Cliffs of El Dorado note receivable.

In January 2004, TCI purchased the Lacy Longhorn land tract from ARI for $4.5 million. This transaction decreased TCI’s affiliate receivable from Prime by $4.5 million.

In June 2004, TCI sold Waters Edge IV apartments to ARI for $5.0 million. This transaction increased TCI’s affiliate receivable from Prime by $5.0 million.

In June 2004, TCI refinanced the 1010 Common office building, Lacy Longhorn land and certain tracts of Marine Creek land. TCI paid-off an existing note payable for ARI for $1.9 million, increasing the affiliate receivable balance from Prime by $1.9 million.

In September 2004, TCI sold Limestone Canyon II land to a subsidiary of UHF for $720,000 in the form of a seller note receivable. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale has recognized and no note receivable has been recorded.

In December 2004, TCI purchased five tracts of land from ARI, including the LCLLP tract (45.49 acres); the Payne tract (268 acres), of which TCI owns a 50% Tenant-In-Common interest; the Rochelle I tract (10.096 acres); the Rochelle II tract (21.269 acres); and the Valley Ranch tract (29.9 acres) for $39.1 million, including the assumption of debt. This transaction reduced TCI’s affiliate receivable from Prime by $29.1 million.

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

Tax Matters

Prior to the year 2000, TCI elected and in the opinion of management, qualified to be taxed as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. During the third quarter of 2000, due to a concentration in ownership, TCI no longer met the requirements for tax treatment as a REIT under the Code. Under the Code, TCI is prohibited from re-qualifying for REIT tax status for at least five years after January 1, 2001.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

TCI’s future operations, cash flow and fair values of financial instruments are partially dependent on the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the effect of the changes on future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

TCI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. TCI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. TCI’s interest rate sensitivity position is managed by TCI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of TCI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on TCI’s financial statements of refinancing fixed debt that matured during 2004 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates in 2005. If market interest rates for variable rate debt average 100 basis points more in 2005 than they did during 2004, TCI’s interest expense would increase, and income would decrease by $1.5 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. This analysis did not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2004. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Notes receivable
Variable interest rate-fair value							$7,444

	2005	2006	2007	2008	2009	Thereafter	Total
Instrument’s maturities	$2,776	$—	$4,768	$—	$—	$—	$7,544
Instrument’s amortization	—	—	—	—	—	—	—
Interest	542	334	83	—	—	—	959
Average rate	7.19%	7.00%	7.00%	—%	—%	—%
Fixed interest rate-fair value							$45,802

	2005	2006	2007	2008	2009	Thereafter	Total
Instrument’s maturities	$22,762	$—	$20,403	$2,626	$125	$210	$46,126
Instrument’s amortization	51	60	67	48	—	—	226
Interest	3,212	1,860	1,430	295	272	2,019	9,088
Average rate	8.66%	7.98%	8.13%	7.96%	7.69%	7.62%

Liabilities
Non-trading Instruments-Equity Price Risk
Notes payable
Variable interest rate-fair value							$77,300

	2005	2006	2007	2008	2009	Thereafter	Total
Instrument’s maturities	$59,513	$20,020	$26,703	$—	$6,637	$17,936	$130,809
Instrument’s amortization	2,182	1,987	1,263	620	575	9,804	16,431
Interest	6,214	4,913	3,081	2,080	1,739	14,046	32,073
Average rate	5.7%	5.4%	5.5%	5.8%	5.5%	5.4%
Fixed interest rate-fair value							$517,251

	2005	2006	2007	2008	2009	Thereafter	Total
Instrument’s maturities	$121,534	$29,923	$29,932	$11,566	$23,536	$40,921	$257,412
Instrument’s amortization	4,923	4,155	3,552	3,162	2,942	216,625	235,359
Interest	25,234	24,039	21,087	19,822	18,773	326,028	434,983
Average rate	6.9%	6.9%	6.9%	6.9%	6.8%	6.7%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 23, Transcontinental Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

FARMER, FUQUA & HUFF, PC

Plano, Texas

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, other comprehensive income/(loss) and cash flows for each of the two years in the period ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 23, Transcontinental Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Dallas, Texas

March 30, 2004 (except for Notes 19, 20 and 21 which are as of March 31, 2005.)

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
		As Restated
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$730,584	$723,933
Less—accumulated depreciation	(72,284)	(82,911)

	658,300	641,022
Real estate held for sale	49,878	61,457
Real estate subject to sales contract (See Note 8.)	70,350	79,848
Notes and interest receivable
Performing (including $40,496 in 2004 and $18,793 in 2003 from affiliates and related parties)	56,630	27,894
Non-performing, non-accruing	—	4,303

	56,630	32,197
Less—allowance for estimated losses	—	(1,456)

	56,630	30,741
Investment in real estate entities	17,582	14,271
Marketable equity securities, at market value	6,580	5,000
Cash and cash equivalents	21,845	6,434
Other assets (including $14,125 in 2004 and $4,819 in 2003 from affiliates and related parties)	39,146	44,011

	$920,311	$882,784

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$524,670	$540,768
Liabilities related to assets held for sale	59,424	18,225
Liabilities subject to sales contract (See Note 8.)	59,977	67,472
Other liabilities (including $2,282 in 2004 and $607 in 2003 to affiliates and related parties)	34,840	34,687

	678,911	661,152

Commitments and contingencies

Minority interest	881	(126)
Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 in 2004 and 8,113,669 shares in 2003	81	81
Paid-in capital	256,704	256,914
Treasury stock	(3,086)	—
Accumulated deficit	(10,915)	(34,621)
Accumulated other comprehensive income	(2,265)	(616)

	240,519	221,758

	$920,311	$882,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
		As Restated
	(dollars in thousands, except per share)
Property revenue:
Rents (including $69 in 2004 and $175 in 2003 from affiliates)	$92,959	$77,801	$61,750
Property operations (including $4,849 in 2004 and $4,546 in 2003 to affiliates)	59,177	55,762	45,911

Operating income	33,782	22,039	15,839

Land Operations:
Sales	32,550	11,807	3,600
Cost of Sales	24,859	8,450	2,934
Deferred Gain on Sale	581	1,716	—

Gain on Sales	7,110	1,641	666

Other income:
Interest and other income (including $2,069 in 2004 and $1,459 in 2003 from affiliates)	3,683	6,683	4,131
Equity in loss of equity investees	(1,497)	(4,291)	(3,818)
Gain on settlement of debt	—	4,392	—
Gain on condemnation award	—	4,800	—
Gain on foreign currency transaction	3,766	—	—
Dividends received	555	—	—

	6,507	11,584	313
Other expense:
Interest (including $379 in 2004 to affiliates)	32,433	23,657	20,383
Depreciation	17,700	13,173	11,626
Provision for asset impairment	1,722	198	2,579
Provision for losses	(1,456)	158	169
Discount on sale of note receivables	—	104	—
Advisory fees	6,733	4,935	4,465
Net income fee	1,933	—	374
General and administrative (including $2,181 in 2004 and $1,630 in 2003 to affiliates)	9,312	9,149	8,774
Loss on foreign currency transactions	—	3,309	2,455
Minority interest	1,194	(2,230)	(893)

Total Other expenses	69,571	52,453	49,932

Net loss from continuing operations before taxes	(22,172)	(17,189)	(33,114)
Income tax benefit	10,976	—	—

Net loss from continuing operations	(11,196)	(17,189)	(33,114)

Discontinued Operations (Note 19):	58,378	17,862	37,965
Less: Income tax expense	(23,476)	—	—

Net income from discontinued operations	34,902	17,862	37,965

Net income	23,706	673	4,851
Preferred dividend requirement	(210)	(126)	(190)

Net income applicable to Common shares	$23,496	$547	$4,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended December 31,
	2004	2003	2002
		As Restated
Basic earnings per share:
Net loss from continuing operations	$(1.41)	$(2.36)	$(4.12)
Correction of accounting error in prior period (See Note 21.)	—	.22	—
Discontinued operations	4.31	2.21	4.70

Net income applicable to Common shares	$2.90	$.07	$.58

Diluted earnings:
Net loss from continuing operations	$(1.41)	$(2.36)	$(4.12)
Correction of accounting error in prior period (See Note 21.)	—	.22	—
Discontinued operations	4.31	2.21	4.70

Net income applicable to Common shares	$2.90	$.07	$.58

Weighted average Common shares used in computing earnings per share:
Basic	8,082,854	8,078,108	8,057,361
Diluted	8,082,854	8,078,108	8,057,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
	(dollars in thousands, except shares)
Balance, January 1, 2002	8,042,594	$80	$—	$256,833	$(40,145)	$—	$216,768
Comprehensive income
Unrealized (loss) on foreign currency translation	—	—	—	—	—	567	567
Net income	—	—	—	—	4,851	—	4,851

							5,418
Issuance of Common Stock upon exercise of stock options	30,000	1	—	397	—	—	398
Series A Preferred Stock cash dividends ($5.00 per share)	—	—	—	(29)	—	—	(29)
Series C Preferred Stock cash dividends ($5.00 per share)	—	—	—	(161)	—	—	(161)

Balance, December 31, 2002	8,072,594	81	—	257,040	(35,294)	567	222,394

Comprehensive income
Unrealized (loss) on foreign currency translation	—	—	—	—	—	(1,183)	(1,183)
Net income (As Restated)	—	—	—	—	673	—	673

							(510)
Series A Preferred Stock cash dividends ($5.00 per share)	—	—	—	(29)	—	—	(29)
Series C Preferred Stock cash dividends ($6.00 per share)	—	—	—	(97)	—	—	(97)
Conversion of 5,829 Series A Preferred Stock into Common Stock	41,075	—	—	—	—	—	—

Balance, December 31, 2003 (As Restated)	8,113,669	81	—	256,914	(34,621)	(616)	221,758

Comprehensive income
Unrealized loss on foreign currency translation	—	—	—	—	—	(3,229)	(3,229)
Unrealized gain on marketable securities	—	—	—	—	—	1,580	1,580
Net income	—	—	—	—	23,706	—	23,706

							22,057
Repurchase of common stock	(212,800)	—	(3,086)	—	—	—	(3,086)
Series C Preferred Stock cash dividends ($7.00 per share)	—	—	—	(210)	—	—	(210)

Balance, December 31, 2004	7,900,869	$81	$(3,086)	$256,704	$(10,915)	$(2,265)	$240,519

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
		As Restated
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used by operating activities
Net Income	$23,706	$673	$4,851
Adjustments to reconcile net loss to net cash provided by <used in> operating activities:
Depreciation and amortization	22,578	20,860	20,666
Provision for loss	(1,456)	104	169
Amortization of deferred borrowing costs	3,900	3,134	3,253
Gain on sale of real estate	(74,342)	(28,144)	(43,958)
Provision for asset impairment	6,199	4,713	2,579
Equity in loss of equity investees	1,497	4,291	3,818
Gain on settlement of debt	—	(4,392)	—
Gain on condemnation award	—	(4,800)	—
Loss on foreign currency transaction	—	3,309	2,455
Gain on foreign currency transaction	(3,766)	—	—
<Gain>loss allocated to minority interest	1,194	(2,230)	(893)
Increase in interest receivable	(1,209)	(683)	(665)
<Increase> decrease in other assets	9,173	1,670	(4,940)
Increase <decrease> in interest payable	(889)	311	1,397
Increase in other liabilities	195	4,954	2,156

Net cash provided by <used in> operating activities	(13,220)	3,770	(9,112)

Cash Flows from Investing Activities:
Collections on notes receivable (including $718 in 2004 and $1,241 in 2003 from affiliates)	8,851	4,651	16,193
Funding of notes receivable (including $3,297 in 2004 from affiliates)	(3,457)	(736)	(18,337)
Acquisitions of real estate	(40,140)	(14,250)	(12,688)
Real estate improvements	(9,328)	(4,462)	(7,001)
Real estate construction (including $5,625 in 2004 and $4,050 in 2003 to affiliates)	(152,684)	(59,055)	(104,235)
Proceeds from sale of real estate	221,497	56,635	106,085
Payments made under interest rate swap agreement	—	(87)	(272)
Purchase of marketable equity securities	—	(5,000)	—
Deposits on pending purchase	(4,825)	(9,784)	(716)
Payments (to) from advisor	(39,867)	5,264	(39,739)
Net advance to affiliates	—	—	(6,232)
Distributions <contributions> to equity investees	1,007	(48)	(15)

Net cash used in investing activities	(18,946)	(26,872)	(66,957)

Cash Flows from Financing Activities:
Payments on notes payable (including $226 in 2004 to affiliates)	(276,137)	(124,659)	(95,731)
Proceeds from notes payable	330,988	146,072	176,069
Payments to minority interests	—	—	(704)
Dividends paid	—	—	(104)
Dividends paid to preferred shareholders	(263)	(74)	—
Repurchase of Common Stock	(3,086)	—	—
Deferred financing costs	(3,925)	(2,361)	(3,647)
Proceeds from exercise of stock options	—	—	398

Net cash provided by financing activities	47,577	18,978	76,281

Net increase (decrease) in cash and cash equivalents	15,411	(4,124)	212
Cash and cash equivalents, beginning of year	6,434	10,558	10,346

Cash and cash equivalents, end of year	$21,845	$6,434	$10,558

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$39,210	$43,016	$41,379

Notes payable assumed on purchase of real estate	15,033	2,650	63,555
Notes payable assumed by buyer on sale of real estate	21,898	11,291	12,110
Funds collected by affiliate on sale of note receivable	—	2,633	—
Notes receivable received from sale of real estate	21,608	4,760	6,700
Real estate refinancing proceeds received by affiliate	—	1,226	—
Real estate received on exchange with related party	—	—	4,145
Real estate received from related party to satisfy debt	36,198	10,700	46,200
Real estate sold to a related party to satisfy debt	5,000	—	—
Note payable proceeds used by affiliate for purchase of real estate	1,000	—	—
Note payable proceeds used by affiliate to satisfy debt	1,260	—	—
Note payable paid-off on behalf of affiliate	1,851	—	—
Notes receivable payments received by affiliate and added to affiliate receivable balance	—	—	2,544
Asset impairment write-down	6,199	—	—
Issuance of note payable for which cash proceeds were received by the advisor	—	6,239	4,000

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

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2004, ARI owned 82.2% of the outstanding TCI common shares.

Certain balances for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

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

Accounting estimates.    In the preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

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

Recent Accounting pronouncements.    SFAS No. 151—In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the consolidated financial position or results of operations of TCI.

SFAS No. 152—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of TCI.

SFAS No. 123—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Employee Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

SFAS No. 153—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of TCI.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

Real estate held for sale.    Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated cost of sale. SFAS No. 144 also requires properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale is recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Foreign Currency Translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the accumulated other comprehensive income component of shareholders’ equity. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments resulted in gains of $3.8 million in 2004 and losses of $3.3 million in 2003.

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, installment, cost recovery or the financing method, whichever is appropriate.

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

Fair value of financial instruments.    The following assumptions were used in estimating the fair value of notes receivable and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of TCI’s interest in the collateral property was used. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Income (loss) per share is computed based upon the

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 exclude 264,874, 266,686 and 223,784 shares relating to options and convertible preferred stock to purchase shares of common stock. These dilutive shares were excluded from the calculation of dilutive earnings per share because the effect of their inclusion would be antidilutive.

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

The following table represents the effect on net income and earnings per share if TCI had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2004	2003	2002
	(dollars in thousands, except per share amounts)
Net income (loss) applicable to common shares, as reported	$23,496	$547	$4,661
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(137)	(109)	(105)

Proforma net income applicable to common shares	$23,359	$438	$4,556

Net income (loss) per share:
Basic, as reported	$2.90	$.07	$.58
Basic, pro forma	$2.88	$.05	$.57

Diluted, as reported	$2.90	$.07	$.58
Diluted, pro forma	$2.88	$.05	$.57

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	—	—
Expected volatility	35.10%	33.45%
Risk-free interest rate	4.04%	4.04%
Expected lives (in years)	9.0	9.0

The weighted average fair value per share of options granted in 2004 and 2003 was $11.21 and $11.82, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    REAL ESTATE

In 2004, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Laguna Vista(1)	Farmers Branch, TX	206 Units	2,424	902	1,522		5.50		09/46
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Parc at Maumelle(1)	Maumelle, AR	240 Units	3,120	916	2,204		5.37		07/46
Treehouse(2)	Irving, TX	160 Units	7,519	(498)	5,027	(3)	5.00		08/13
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Commercial
Executive Court(4)	Memphis, TN	41,840 Sq. Ft.	1,970	—	—		—		—

Land
Cooks Lane land	Ft. Worth, TX	23.242 Acres	1,000	1,034	—		—		—
Denton-Coonrod land	Denton, TX	82.203 Acres	1,644	1,046	840		6.25		11/06
DeSoto land	DeSoto, TX	21.897 Acres	2,516	1,364	1,265		6.25		11/06
Granbury Station land	Ft. Worth, TX	15.696 Acres	923	236	738		7.00		09/07
Lacy Longhorn land(5)	Farmers Branch, TX	17.115 Acres	4,474	—	—		—		—
Los Colinas land(6)	Los Colinas, TX	239.2 Acres	39,145	—	10,006	(7)	—	(7)	—	(7)
Lubbock land	Lubbock, TX	2.866 Acres	224	224	—		—		—
Railroad land	Dallas, TX	.293 Acres	708	704	—		—		—
Rogers land	Rogers, AR	20.08 Acres	1,390	619	1,130		10.50		04/05
Vista Ridge land(8)	Lewisville, TX	14.216 Acres	2,585	—	—		—		—
West End land(9)	Dallas, TX	.158 Acres	71	71	—		—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(3)	Assumed debt.
(4)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Property received from ARI, a related party, for a decrease of $4.5 million to TCI’s affiliate receivable with Prime.
(6)	The following tracts of land were purchased from ARI, a related party, for a decrease of $29.1 million to TCI’s affiliate receivable from Prime: Payne, LCLLP, Rochelle I & II and Valley Ranch. TCI owns a 50% Tenant-in-Common interest in the 268 acre Payne tract.
(7)	Includes $3.1 million assumed debt on the LCLLP tract with an interest rate of 7.0% and a maturity date of 12/06 and $6.9 million assumed debt on the Rochelle I & II and Valley Ranch tracts with an interest rate of prime plus 3% (currently 8.75%) and a maturity date of 11/05.
(8)	Property received from ARI, a related party, for a decrease of $2.6 million to TCI’s affiliate receivable from Prime.
(9)	TCI purchased a 50% interest in this land tract.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	$1,979	$383	$1,554		5.65%		08/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.65		10/44
Heather Creek(1)	Mesquite, TX	200 Units	2,523	449	2,074		5.90		06/44
Kingsland Ranch(1)	Houston, TX	398 Units	3,300	—	3,300		6.12		03/45
Windsong	Fort Worth, TX	188 Units	11,939	1,194	10,745		7.20		10/43

Shopping Center
Bridgeview Plaza(2)	LaCrosse, WI	116,008 Sq. Ft.	8,700	—	—		—		—
Cullman(2)	Cullman, AL	92,433 Sq. Ft.	2,000	—	2,650	(4)	16.75		3/03	(3)

Land
Maumelle	Maumelle, AR	10.8 Acres	1,100	412	640		5.75		07/04
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05
Sheffield Village	Grand Prairie, TX	13.899 Acres	1,500	464	975		5.50	(5)	09/04

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Property received from a related party for a reduction in TCI’s affiliate receivable.
(3)	Debt was paid off in April refinance. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(4)	Assumed debt.
(5)	Variable interest rate.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/ (Loss) on Sale
Apartments
Cliffs of El Dorado(2)	McKinney, TX	208 Units	$13,442	$10		$10,323	(1)	$—	(3)
In The Pines	Gainesville, FL	242 Units	11,300	3,547	(4)	5,201		5,136
Sandstone	Mesa, AZ	238 Units	8,650	2,687		5,531		1,136
Waters Edge IV(5)	Gulfport, MS	80 Units	5,000	—		—		—	(6)

Office Building
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		345
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667		3,772		328
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448		2,856		202
Brandeis(7)	Omaha, NE	319,234 Sq. Ft.	—	—		8,750	(1)	(92)
Centura Tower(8)	Farmers Branch, TX	410,901 Sq. Ft.	84,075	36,350		49,878		31,550
Corporate Pointe	Chantilly, VA	69,918 Sq. Ft.	9,000	5,025		3,609		5,239
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	9,150	4,608		3,865		1,931
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		6,236
Countryside Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	102		941		72
Durham Centre(9)	Durham, NC	207,171 Sq. Ft.	21,300	6,703		—		—	(10)
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743		7,654		6,184
Venture Center	Atlanta, GA	38,272 Sq. Ft.	4,000	997		2,550		1,167

Industrial Warehouse
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		127
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,374
Texstar Warehouse(12)	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)(17)	—	(13)

Other
Signature Athletic Club(11)	Dallas, TX	N/A	$120	$(154)		$88		$(47)

Shopping Center
K-Mart(12)	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)(17)	—	(14)
Sadler Square	Amelia Island, FL	70,295 Sq. Ft.	4,500	1,876		2,680		1,673

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956		4,088		7,056
Marine Creek(15)	Ft. Worth, TX	10.73 Acres	1,488	1,198		991		—	(16)
Rasor	Plano, TX	24.5 Acres	2,600	2,600		—		53
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842		4,450		—

(1)	Assumed debt.
(2)	Property initially sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See NOTE 8. “RELATED PARTY TRANSACTIONS.”
(3)	Excludes a $1.7 million deferred gain from a related party sale.
(4)	TCI provided $1.0 million of the purchase price as seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Property sold to ARI, a related party, for an increase of $5.0 million to the affiliate receivable balance from Prime.
(6)	Excludes a $494,000 deferred gain from a related party sale.
(7)	Brandeis was returned to lender via a deed in lieu of foreclosure process. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(8)	TCI sold a 95% limited partnership interest, retaining a 1% general partner and 4% limited partner interest.
(9)	Property sold to Edina Park Plaza Associates, L.P., of which the managing general partner is a subsidiary of ARI, a related party, for a wraparound note of $14.5 million and cash.
(10)	Excludes a $4.0 million deferred gain from a related party sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Signature Athletic Club was sold for the assumption of capital leases by purchaser. Net cash paid is from prepaid dues and unearned revenues due purchaser.
(12)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(13)	Excludes a $1.0 million deferred gain from a related party sale.
(14)	Excludes $355,000 deferred gain from a related party sale.
(15)	Property sold to UHF, a related party, for cash and a note receivable. See NOTE 8. “RELATED PARTY TRANSACTIONS.”
(16)	Excludes a $581,000 deferred gain from a related party sale.
(17)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

In 2003, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received	Debt Discharged	Gain/ (Loss) on Sale
Apartments
Lincoln Court	Dallas, TX	55 Units	$3,038	$1,834	$1,208(1)	$1,654
Quail Creek	Lawrence, KS	96 Units	4,700	1,188	3,260	1,358
Stone Oak	San Antonio, TX	252 Units	6,930	3,670	2,699	4,193
Summerfield	Orlando, FL	224 Units	9,415	4,845	4,476	3,684
Treehouse(5)	Irving, TX	160 Units	7,500	—	5,083(12)	— (6)
Willow Wick	North Augusta, NC	104 Units	2,707	255	1,943	999

Office Building
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	8,034	1,647	5,944	2,139
Remington Tower	Tulsa, OK	90,009 Sq. Ft.	3,360	(80)	3,360(1)	(1,056)

Industrial Warehouse
Kelly (301 Hilltop)	Dallas, TX	76,946 Sq. Ft.	1,800	—	1,712	639
Kelly (108th Street)	Dallas, TX	20,871 Sq. Ft.	675	—	634	357
McLeod	Orlando, FL	110,914 Sq. Ft.	5,450	2,980	1,902	2,490
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364	9,395	4,587

Shopping Center
K-Mart	Sheboygan, WI	74,532 Sq. Ft.	1,225	669	569	12
Oak Tree Village	Lubbock, TX	45,623 Sq. Ft.	3,366	— (4)	1,328	590
Parkway Centre(7)	Dallas, TX	28,374 Sq. Ft.	4,000	—	1,640(12)	— (8)

Land
Eagle Crest(9)	Dallas, TX	19.99 Acres	4,000	—	—	— (10)
Palm Desert	Palm Desert, CA	25.06 Acres	2,800	— (3)	—	617
Sendero Ranch	Fort Worth, TX	14 Acres	300	292	—	(770)
Solco-Valley Ranch	Dallas, TX	6.0693 Acres	1,999	— (2)	—	384
State Highway 121/Watters Road(11)	Collin County, TX	37.08 Acres	2,188	1,197	912	1,410

(1)	Assumed debt.
(2)	Funds received by an affiliate increasing TCI’s affiliate receivable balance by $1,999.
(3)	Funds received by an affiliate increasing TCI’s affiliate receivable balance by $2,600.
(4)	Funds received by an affiliate increasing TCI’s affiliate receivable balance by $1,640.
(5)	Property sold to IORI, a related party, for assumption of debt and reduction of $2.4 million in affiliate receivables.
(6)	Excludes a $4.4 million deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Property sold to IORI, a related party, for assumption of debt and reduction of $2.3 million in affiliate receivables.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Excludes a $2.3 million deferred gain from seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(9)	Property sold to IORI, a related party, for a reduction in TCI’s affiliate payable to IORI.
(10)	Excludes a $1.7 million deferred gain from a related party sale. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(11)	Approximately 20 acres of Watters Road and 17.08 acres of State Highway 121 were sold together in a single transaction.
(12)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

At December 31, 2004, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Blue Lake Villas II	Waxahachie, TX	76 Units	$4,454	$217	$4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	17,239	3,347	15,500
Bridges on Kinsey	Tyler, TX	232 Units	11,572	4,509	14,477
Dakota Arms	Lubbock, TX	208 Units	12,611	1,326	12,549
Kingsland Ranch	Houston, TX	398 Units	24,573	1,081	23,000
Laguna Vista	Farmers Branch, TX	206 Units	3,432	17,673	17,741
Lake Forest	Houston, TX	240 Units	13,919	519	12,815
Parc at Maumelle	Maumelle, AR	240 Units	4,502	14,196	16,829
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,486	1,201	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	13,393	4,708	16,056
Wildflower Villas	Temple, TX	220 Units	9,377	6,220	14,073

For the period ending December 31, 2004, TCI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas, the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 156 unit Capitol Hill Apartments in Little Rock, Arkansas and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

In 2003, TCI completed 186 unit Blue Lake Villas in Waxahachie, Texas, the 284 unit Falcon Lakes in Arlington, Texas, the 180 unit River Oaks Apartments in Wiley, Texas, the 384 unit Sendero Ridge Apartments in San Antonio, Texas, the 256 unit Spyglass Apartments in Mansfield, Texas and the 188 unit Windsong Apartments in Fort Worth, Texas.

In November 2004, TCI agreed to swap 69,903 square feet of Centura land with 71,393 square feet of land TXU Electric Delivery Company (“TXU”) owns adjacent to Centura land for the relocation of electric transmission and distribution facilities. TCI has agreed to pay the actual costs of relocation, which is estimated at $453,000. ARI paid $216,361of this cost on TCI’s behalf in November 2004 and this amount was used to reduce TCI’s receivable from Prime. TCI will also pay an additional $36,000 to TXU for the difference in the size of the TCI property and the TXU property.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

	2004		2003
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing	$53,246	$53,895	$25,850	$26,368
Non-performing, non-accruing	—	—	4,303	4,303

	$53,246	53,895	$30,153	30,671

Interest receivable		2,735		1,526

		$56,630		$32,197

Notes receivable at December 31, 2004, mature from 2005 through 2017 with interest rates ranging from 4.0% to 12.0% per annum, with a weighted average rate of 8.47%. Notes receivable are generally non-recourse and are generally collateralized by real estate. Scheduled principal maturities of $25.6 million are due in 2005.

Unless otherwise noted, all of TCI’s notes receivables are secured by real estate assets.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance.

In July 2003, TCI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which TCI is the general partner. This loan bears interest at 7.25% and matures in January 2007. TCI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to TCI will be deducted for the quarterly return owed by TCI to the Class A Limited Partners, eliminating the quarterly payments. After January 2007, TCI may retire the Class A Limited Partners interests in exchange for cancellation of both notes, subject to the $1.1 million advance being fully advanced by TCI.

In June 2003, TCI sold the 104 unit Willo-Wick Gardens Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bore interest at a fixed rate of 5.0% and required all interest and principal payments be paid at maturity on December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. This note, including accrued but unpaid interest, was paid in June 2004. TCI discounted the note $2,000 and recognized a loss of $2,000.

In March 2002, TCI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of March 2005, TCI has funded $788,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of March 2005, TCI has funded $300,000 of the line of credit.

In September 2002, TCI sold a 36 acre tract of the Palm Desert land parcel for $3.6 million and provided $2.7 million as seller financing in the form of a first lien mortgage note. The note bore interest at 8.0% per annum, required quarterly interest only payments of $54,000 and matured in September 2004. In March 2003, the note was sold to a financial institution for $2.6 million.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments and originally matured in January 2003. As of March 2004, TCI had funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of this modification, TCI has released $1.4 million of allowance for loan losses to expense. The following notes were assigned to TCI as payment on the note:

•	$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note.

•	$264,000 secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003. TCI’s parent company, ARI, is in negotiations to take title to the collateral, therefore, this note is considered performing and no allowance has been established.

•	$466,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•	$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0%, only requires payments if surplus cash is available and matures in April 2009.

Related Party.    In October 2004, TCI contemplated the sale of the common stock of TCI Lexington Corporation, which owns the Lexington Center office building in Colorado Springs, Colorado, to One Realco Office Investors, Inc., a related party, for the assumption of debt of $4.9 million, which was subject to lender approval, and a seller note of $237,000. The assumption of debt by One Realco Office Investors, Inc. was not approved by the lender; therefore, TCI’s Board of Directors rescinded their approval of the transaction. TCI extended the loan on the Lexington Center with the lender in December 2004.

In October 2004, TCI sold the Durham Centre in Durham, North Carolina to a partnership, of which the managing general partner is a subsidiary of ARI, for $21.3 million for cash and an all-inclusive wraparound note of $14.5 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2017.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 7.75%), and matures in April 2005.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 7.75%), and matures in April 2005.

In December 2003, TCI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and TCI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full TCI’s note payable on the land. TCI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of TCI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 8. “RELATED PARTY TRANSACTIONS.”

In December 2003, TCI purchased a note receivable secured by a second lien on 33 acres of raw land in Travis County, Texas at par value from ARI for $2.4 million as a paydown on an affiliate loan balance. This note bears interest at 10.0%, requires interest only payments in November 2007 and matures in October 2008. Outstanding accrued interest is added to the principal balance on an annual basis until 2007. During 2004, $240,000 of accrued interest was added to the principal balance of the note.

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI guaranteed that the asset shall produce at least a 12.0% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12.0% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI. In January 2005, TCI completed the purchase of Two Hickory by recording the asset and removing the note receivable from ARI.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all previously wholly-owned subsidiaries of ARI for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owned the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI guaranteed that these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets collectively fail to produce the 12.0% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In July 2002, the Woodsong Apartments were sold. ARI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wraparound

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest.

In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. (“NM”), a wholly-owned subsidiary of ARI, a related party, for $2.0 million cash. NM owns the 41,840 sq. ft. Executive Court Office Building in Memphis, Tennessee. ARI has guaranteed the asset will produce at least a 12.0% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12.0% annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce 12.0% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note receivable from ARI. In December 2004, TCI recorded the purchase of the Executive Court Office Building by recording the asset and removing the note receivable from ARI. See Note 2. “REAL ESTATE.”

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2004	2003	2002
Balance January 1,	$1,456	$1,337	$818
Provision for loss	—	—	169
Fully reserved notes receivable	—	119	350
Decrease in provision	(1,456)	—	—

Balance December 31,	$—	$1,456	$1,337

NOTE 5.    INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

Investment in equity method real estate entities consisted of the following:

	2004	2003
American Realty Investors, Inc. (“ARI”)	$9,870	$9,654
Income Opportunity Realty Investors, Inc. (“IORI”)	5,765	4,423
Garden Centura, L.P.	1,925	—
Sacramento Nine (“SAC 9”)	—	219
Other	22	(25)

	$17,582	$14,271

TCI owns an approximate 6.5% interest in ARI, a publicly held real estate company, having a market value of $108.9 million at December 31, 2004. At December 31, 2004, ARI had total assets of $498.1 million and owned 21 apartments, nine commercial properties, seven hotels and 37 parcels of unimproved land. In 2004, ARI sold four apartments, three commercial properties and 13 parcels of unimproved land for a total of $112.5 million, receiving net cash of $18.3 million after paying off or being relieved of $58.6 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $25.5 million on the sales of which TCI’s equity share was $1.7 million. In 2003, ARI sold 12 apartments, five commercial properties, two hotels and 18 parcels of unimproved land for a total of $197.5 million, receiving net cash of $37.8 million after

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paying off $96.5 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $63.0 million on the sales of which TCI’s equity share was $4.1 million.

Based on the ownership percentage of TCI’s investment in ARI and ARI’s market value, TCI’s investment in ARI has a market value of approximately $7.2 million at December 31, 2004. The carrying value of this investment is approximately $9.9 million at December 31, 2004. Management continues to believe the market value of ARI temporarily undervalues its assets and therefore, no impairment of TCI’s investment in ARI has been recorded.

TCI owns an approximate 24.0% interest in IORI, a publicly held real estate investment company. At December 31, 2004, IORI had total assets of $91.2 million and owned six apartments, one office building, one shopping center, one industrial warehouse, and one parcel of unimproved land, all within the State of Texas. In 2004, IORI sold two apartments, two office buildings and a parcel of unimproved land for a total of $24.5 million, receiving net cash of $4.8 million after paying off $15.8 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $5.5 million on the sales of which TCI’s equity share was $1.3 million. In 2003, IORI sold three office buildings and a parcel of unimproved land for a total of $55.7 million, receiving net cash of $10.1 million after paying off $9.5 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $3.0 million on the sales of which TCI’s equity share was $715,000.

Based on the ownership percentage of TCI’s investment in IORI and IORI’s market value, TCI’s investment in IORI has a market value of approximately $5.5 million at December 31, 2004. The carrying value of this investment is approximately $5.8 million at December 31, 2004. Management continues to believe the market value of ARI temporarily undervalues its assets and therefore, no impairment of TCI’s investment in IORI has been recorded.

In December 2004, TCI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. TCI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. TCI will account for its investment in this partnership on the cost basis.

Prior to the first quarter of 2002, TCI accounted for its investments in Tri-City, Nakash and Jor-Trans on the equity method. TCI was a 63.7% limited partner and IORI was a 36.3% general partner in Tri-City, and TCI is a 60.0% general partner and IORI is a 40.0% limited partner in Nakash. TCI owns a 55% limited and general partnership interest in Jor-Trans. TCI makes all partnership operating and policy decisions of the partnerships and TCI has the right to approve the sale or refinancing of principal assets, or approve the acquisition of partnership assets. For Tri-City, IORI as general partner only had protective rights in the partnership. TCI and IORI share one of the same members of the Board of Directors. Consequently, because TCI has a greater than 50.0% ownership over the operations of Tri- City, Nakash and Jor-Trans, the operations of the partnership have been consolidated. In the first quarter of 2002, TCI began accounting for its investment in Tri-City, Nakash and Jor-Trans using a consolidated basis. The effect of these consolidations increased TCI’s assets, liabilities, and minority interest in 2002 by $5.4 million, $3.9 million and $1.5 million, respectively. In November 2002, Tri-City sold its only asset, a shopping center, for $4.2 million. Tri-City received net cash of $1.9 million after the payment of various closing costs. TCI received a distribution of $1.2 million of the net proceeds and recognized a gain of $431,000 on its investment in Tri-City. Also, in July 2003, TCI sold the Jor-Trans partnership, which owned the Lincoln Court Apartments, to the 45.0% limited partner in Jor-Trans for $1.8 million. TCI recognized a gain of $1.7 million on this transaction and has withdrawn from the partnership.

TCI is a non-controlling 30.0% general partner in SAC 9. In December 2004, SAC 9 sold the Prospect Park #29 office building for $3.7 million, of which TCI received $1.1 million after closing costs and fees. TCI recognized a gain on the sale of investment in SAC 9 of $882,000 relating to this transaction.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are summarized financial data for the entities accounted for using the equity method:

	2004	2003
	(dollars in thousands)
Real estate, net of accumulated depreciation ($89,967 in 2004 and $97,270 in 2003)	$338,181	$402,309
Notes receivable	95,189	91,992
Other assets	169,027	165,559
Notes payable	(383,342)	(448,930)
Other liabilities	(101,288)	(84,269)

Shareholders/partners’ capital	$117,767	$126,661

	2004	2003	2002
Rents and interest and other income	$142,324	$114,529	$90,779
Depreciation	(8,287)	(9,308)	(7,478)
Operating expenses	(118,854)	(117,167)	(108,788)
Gain on land sales	3,844	41,865	16,727
Interest expense	(39,020)	(39,245)	(49,524)

Income (loss) from continuing operations	(19,993)	(9,326)	(58,284)
Income (loss) from discontinued operations	(2,235)	(15,010)	(11,186)

Gain from sale of discontinued operations	31,028	26,546	62,927

Net income (loss)	$8,800	$2,210	$(6,543)

TCI’s equity share of:

	2004	2003	2002
Income (loss) before gain on sale of real estate	$(1,497)	$(4,291)	$(3,818)
Gain on sale of real estate	3,884	4,853	5,013

Net income (loss)	$2,387	$562	$1,195

NOTE 6.    MARKETABLE EQUITY SECURITIES

In March 2003, TCI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. TCI has recognized unrealized gains of $1.6 million during 2004 due to an increase in market price since December 31, 2003.

NOTE 7.    NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2004		2003
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$594,551	$640,011	$616,088	$621,516

Interest payable		4,060		4,949

		$644,071		$626,465

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled principal payments are due as follows:

2005	$188,152
2006	56,085
2007	61,450
2008	15,348
2009	33,690
Thereafter	285,286

$640,011

Notes payable at December 31, 2004, bore interest at rates ranging from 4.0% to 14.8% per annum, and mature between 2005 and 2044. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $743.1 million.

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. TCI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In 2004, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./ Units/Rooms/ Acres	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$5,184		$4,257	$370	5.16%		12/34
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34

Office Building
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(3)	8,000	7,829	4.03	(1)	07/07
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(4)	—	—	5.75	(1)	10/05
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(4)	—	—	5.75	(1)	10/05
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	(5)	36,889	(4,588)	5.50	(1)	04/04
Centura Tower(2)	Farmers Branch, TX	410,901 Sq. Ft.	3,800	(5)	—	3,737	5.75	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594	2,989	4.94		10/09

Warehouse
Addison Hangers I & II(6)	Addison, TX	52,650 Sq. Ft.	4,500		2,592	1,635	10.00		09/14

Hotels
City Suites	Chicago, IL	45 Rooms	$3,640		$—	$3,548	6.75	(1)	09/09
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(4)	5,138	(1,278)	5.75	(1)	10/05
Willows	Chicago, IL	52 Rooms	3,500		—	3,411	6.75	(1)	09/09

Land
Centura land	Farmers Branch, TX	8.753 Acres	4,485		4,400	(183)	7.00	(1)	02/05	(8)
Cooks Lane	Ft. Worth, TX	23.242 Acres	550		—	527	6.25		11/06
Hollywood, Dominion & Mira Lago(7)	Farmers Branch, TX	66.085 Acres	6,985		6,222	(67)	7.00	(1)	02/05	(9)
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(3)	—	78	4.03	(1)	07/07
Marine Creek	Ft. Worth, TX	28.437 Acres	1,785	(3)	—	1,746	4.03	(1)	07/07

(1)	Variable rate.
(2)	2nd lien advance on Centura Tower.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The 1010 Common office building, certain tracts of Marine Creek land and the Lacy Longhorn land are cross collateralized.
(4)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.
(5)	Debt was paid off by September 2004 refinancing.
(6)	The Addison Hangers were sold in September 2004 to a third party but were then leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.
(7)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(8)	Debt was paid off in February 2005.
(9)	Debt was extended to February 2006,

In 2003, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$4,350	$4,034	$15		6.63	%(1)	03/06
Plantation	Tulsa, OK	138 Units	2,320	1,924	173		5.60		01/10
Stone Oak	San Antonio, TX	252 Units	2,500		2,500		5.00		04/03
Tree House	Irving, TX	160 Units	5,100	2,518	2,183		5.00	(1)	08/13

Office Building
1010 Common	New Orleans, LA	494,579 Sq. Ft.	5,574	7,876	1,320		5.50	(1)	12/06
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	6,286	7,108	—		5.50	(1)	12/06
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	3,425	6,269	—		5.25	(1)
Amoco	New Orleans, LA	378,244 Sq. Ft.	10,140	14,408	—		5.50	(1)	12/06
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	6,000	4,824	1,134		5.25	(1)	01/10
Countryside Retail Center	Sterling, VA	133,422 Sq. Ft.	17,342	16,102	101		5.25	(1)	12/06
Harmon	Sterling, VA	72,062 Sq. Ft.	8,869	7,569	—		5.25	(1)
Mimado	Sterling, VA	35,127 Sq. Ft.	4,790	4,486	—		5.25	(1)

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	1,800	—	1,722		6.25	(1)	04/05

Shopping Center
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152		6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	1,048		6.25	(1)	04/05

Land
Rasor	Plano, TX	24.5 Acres	1,260	—	—	(2)	7.00	(1)	11/04

(1)	Variable rate.
(2)	Funds received by an affiliate increasing the affiliate receivable balance by $1,226.

NOTE 8.    RELATED PARTY TRANSACTIONS

Throughout the period in which TCI qualified as a REIT for tax purposes, TCI charged rent to Regis Hotel Corporation, a related party, for TCI’s four hotel properties that were managed by Regis Hotel Corporation. As of December 31, 2000, when TCI no longer qualified as a REIT, the receivable from these rents totaled $2.1 million. During 2003 and 2004, this receivable was reduced by management fees earned by Regis Hotel Corporation. As of December 31, 2004 and 2003, the receivable from Regis Hotel Corporation was $1.4 million and $1.7 million, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, ARI sold properties with fair value totaling $10.7 million to TCI. Each of these property sales was approved by TCI’s Board of Directors. TCI’s affiliate receivables from ARI and BCM were reduced by $8.1 million as a result of these transfers. See NOTE 2. “REAL ESTATE.”

In March 2003, TCI sold 4135 Beltline to a related party for $4.4 million, including the assumption of debt. Due to the sale to a related party to TCI and TCI having continued involvement and control of this entity, this transaction was not recorded as a sale at that time. This property and corresponding debt continued to be consolidated by TCI until 4135 Beltline was sold to a third party in June 2004. See NOTE 2. “REAL ESTATE.”

In March 2003, TCI sold a note receivable for $2.6 million to a third party. The proceeds of this sale were received by BCM. The funds increased TCI’s affiliate receivable from BCM by $2.6 million. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In May 2003, TCI sold a piece of raw land in Texas. The proceeds of the sale were received by BCM. The funds increased TCI’s affiliate receivable from BCM by $2.0 million. See NOTE 2. “REAL ESTATE.”

In June 2003, TCI received the proceeds from the refinancing of an ARI property. This transaction reduced TCI’s affiliate receivables from BCM by $757,000. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

In July 2003, TCI paid $1.7 million to BCM for a pro-rata potion of prior year’s legal fees incurred by Gene Phillips. Mr. Phillips is a related party and advisor to TCI.

In August 2003, TCI sold three Chicago hotels to a related party for $13.5 million, including the assumption of debt. Due to the sale to a related party to TCI and TCI having continued involvement and control of this entity, this transaction was not recorded as a sale at that time. These hotels and corresponding debt continued to be consolidated by TCI. In September 2004, TCI purchased the three Chicago hotels from the related party for assumption of debt and cancellation of the seller notes.

In September 2003, TCI sold a shopping center to a third party. The proceeds of the sale were received by ARI. The funds increased TCI’s affiliate receivable from Prime by $1.6 million. See NOTE 2. “REAL ESTATE.”

In September 2003, TCI sold a piece of raw land in California. The proceeds of the sale were received by an affiliate. The funds increased TCI’s affiliate receivable from Prime by $2.6 million. See NOTE 2. “REAL ESTATE.”

In November 2003, TCI financed a raw piece of land in Texas. The proceeds of the financing were received by ARI. The funds increased TCI’s affiliate receivable from Prime by $1.2 million. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

In November 2003, TCI received the proceeds of the sale of an ARI apartment complex. $2.1 million was used to pay off TCI’s note receivable from ARI and $1.1 million reduced TCI’s affiliate receivable from Prime. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In November 2003, ARI paid $6.3 million in principal, accrued interest and closing costs on behalf of TCI as payment of the notes payable on five tracts of land in Collin County, Texas. These funds were applied to the affiliate receivable from Prime.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, TCI sold Treehouse Apartments and Parkway Centre to IORI for $11.5 million, including the assumption of debt. This transaction increased TCI’s affiliate receivable from Prime by $4.8 million. See NOTE 2. “REAL ESTATE.”

In December 2003, TCI sold Eagle Crest land to IORI for $4.0 million. This transaction reduced TCI’s intercompany payable to IORI by $4.0 million. See NOTE 2. “REAL ESTATE.”

In December 2003, TCI purchased a note receivable from ARI that is secured by a second lien on raw land for $2.4 million. This transaction was approved by TCI’s Board of Directors. TCI’s affiliate receivables from Prime was reduced by $2.4 million as a result of this transaction. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In December 2003, TCI’s Board of Directors approved the payment to Regis of a six percent (6.0%) construction management fee on all construction projects in progress at December 31, 2003, to be applied to all construction costs incurred during 2003 on each project. Construction management fees of $5.6 million for 2004 and $4.1 million for 2003 were treated as reductions in the affiliate receivable balance from Prime.

In December 2003, TCI sold six properties to subsidiaries of United Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million, and Tivoli apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable to TCI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. All of these transactions were approved by TCI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments and Limestone at Vista Ridge apartments were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the notes associated with the Tivoli apartments and Sendero Ridge apartments.

In December 2003, TCI sold 17.06 acres of land to an affiliate for a purchase price of $2.0 million for a note receivable. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded.

In January 2004, TCI purchased 14.216 acres of land from ARI with a net purchase price of $2.6 million, decreasing the affiliate receivable balance from Prime by $2.6 million.

In February 2004, TCI incurred a debt for $1.0 million used for the purchase of land by ARI, increasing the affiliate receivable balance from Prime by $1.0 million.

Also in February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI has a note receivable balance of $270,000 remaining

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that bears interest at 12.00% and matures in April 2009. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable. See Note 2. “REAL ESTATE.”

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

In June 2004, TCI purchased 17.115 acres of land from ARI with a net purchase price of $4.5 million, reducing the affiliate receivable balance from Prime by $4.5 million.

Also in June 2004, TCI sold apartments to ARI with a net purchase price of $5.0 million, increasing the affiliate receivable balance from Prime by $5.0 million.

Again in June 2004, TCI refinanced an office building and two parcels of land. TCI paid-off an existing note payable for ARI for $1.9 million, increasing the affiliate receivable balance from Prime by $1.9 million.

In September 2004, TCI sold 9.96 acres of land to an affiliate for a purchase price of $720,000 for a note receivable. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded.

In December 2004, TCI purchased five tracts of land from ARI, including the LCLLP tract (45.49 acres); the Payne tract (268 acres), of which TCI owns a 50% Tenant-In-Common interest; the Rochelle I tract (10.096 acres); the Rochelle II tract (21.269 acres); and the Valley Ranch tract (29.9 acres) for $39.1 million, including the assumption of debt and a reduction to the affiliate receivable balance from Prime of $29.1 million.

During 2002, TCI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through BCM (then the advisor to the Company), in an amount up to $15.0 million, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. Several property transfers from BCM or Prime were made during 2004 and 2003 to reduce the affiliate balance. Each of these transactions was approved by TCI’s Board of Directors.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Affiliate receivable with Regis Hotel Corporation are included within Other Assets, and the affiliate payable to Prime and IORI is included within Other Liabilities in the accompanying consolidated balance sheet. Prime replaced BCM as the contractual advisor in July 2003 and assumed all of BCM’s affiliate balances and obligations from TCI. The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2004.

	Prime	ARI	IORI
Balance, December 31, 2003	$4,391	$(347)	$(260)
Cash transfers	118,304	—	—
Cash repayments	(78,436)	—	—
Advance through property transfers	5,000	—	—
Repayments through property transfers	(36,198)	—	—
Repayments through Advisor	(509)	509	—
Fees payable to affiliates	(5,625)	—	—
Advance through affiliate refinance	1,851	—	—
Repayment through affiliate refinance	(1,260)	—	—
Advance through receipt of refinancing proceeds	1,000	—	—
Repayment for income tax reimbursement	(12,500)	—	—
Payables clearing through Prime	3,153	(162)	—

Balance, December 31, 2004	$(829)	$—	$(260)

In addition, Other Assets includes $1.4 million due from Regis Hotel Corporation, a related party.

Returns on Metra Properties.    In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At December 31, 2004, 12 of the properties remained on TCI’s balance sheet. As of December 2004, TCI and Metra were involved in a lawsuit concerning certain details of this transaction. See “ITEM 3. LEGAL PROCEEDINGS” under “Part I.” for more information.

NOTE 9.    PREFERRED STOCK

TCI’s Series A Cumulative Convertible Preferred Stock consists of a maximum of 6,000 shares with a par value of $.01 per share and a liquidation preference of $100.00 per share. Dividends are payable at the rate of $5.00 per year or $1.25 per quarter to stockholders of record on the 15th day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after November 1, 2003, into Common Stock at the daily average closing price of the Common Stock for the prior five trading days. At December 31, 2002 and 2001, 5,829 shares of Series A Preferred Stock were issued and outstanding. On November 13, 2003, the 5,829 shares of Series A Preferred Stock outstanding were converted into 41,075 share of TCI common stock. The Series A Preferred Stock was eliminated on November 21, 2003.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share annually or $1.50 per quarter through September 2003, then $7.00 per share annually or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90.0% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2004, 30,000 shares of Series C Preferred Stock were issued and outstanding.

NOTE 10.    DIVIDENDS

TCI paid no dividends in 2004, 2003 or 2002, and management believes no dividends will be paid in 2005. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

NOTE 11.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the 2000 Stock Option Plan (“2000 Plan”). The 2000 Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of TCI. The exercise price per share of an option will not be less than 100% of the fair market value per share on the date of grant thereof. As of December 31, 2004, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted under the 2000 Plan.

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2002, 2003 and 2004, each Independent Director was granted an option to purchase 5,000 Common shares. The exercise price was $16.73, $17.64 and $16.05 per Common shares for 2004, 2003 and 2002, respectively. Each Independent Director will be awarded an option to purchase an additional 5,000 shares on January 1 of each year.

	2004		2003
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	15,000	$17.640	—	$—
Granted	15,000	16.730	15,000	17.640
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31,	30,000		15,000

NOTE 12.    ADVISORY AGREEMENT

Basic Capital Management, Inc. served as advisor to TCI from March 28, 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). PAMI is owned by Realty Advisors (80.0%) and Syntek West (20.0%), related parties. Syntek West is owned by

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. Realty Advisors, Inc. is owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM or PIAMI or Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves), and an annual net income fee equal to 7.5% of net income.

The Advisory Agreement also provides for Prime to receive an annual incentive sales fee. Prime or an affiliate of Prime is to receive an acquisition commission for supervising the purchase or long-term lease of real estate. Prime or an affiliate of Prime is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to or refinancing of TCI’s properties. In addition, Prime receives reimbursement of certain expenses incurred by it, in the performance of advisory services for TCI.

The Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. In 2003 and 2002, Prime and BCM, respectively, were required to refund to TCI $1.3 and $1.4 million of Prime and BCM’s respective advisory fees. Prime was not required to refund any of its 2004 advisory fee.

Additionally, if management were to request that Prime render services other than those required by the Advisory Agreement, Prime or an affiliate of Prime would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 13. “PROPERTY MANAGEMENT,” Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, provides property management services and as discussed in NOTE 14. “REAL ESTATE BROKERAGE.” Since January 1, 2003, Regis Realty I, LLC (“Regis I”), a related party, provided, on a non-exclusive basis, brokerage services.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    PROPERTY MANAGEMENT

Triad provides property management services for a fee of 6.0% or less of the monthly gross rents collected on residential properties and 3.0% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) and four of its hotels to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Hotel I, LLC has managed TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland.

During 2003 and 2004, Regis I provided construction management services for TCI’s properties under construction. Regis I charged fees of 6.0% of certain construction costs. Those fees totaled $4.1 million and $5.6 million for 2003 and 2004, respectively.

NOTE 14.    REAL ESTATE BROKERAGE

Regis I also provides brokerage services on a non-exclusive basis and is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Revenue, fees and cost reimbursements to BCM or Prime and their affiliates:

	2004	2003	2002
Fees:
Advisory fee	$6,733	$4,935	$4,465
Net income fee	1,933	—	374
Property acquisition	94	26	185
Mortgage brokerage and equity refinancing	1,361	845	806

	$10,121	$5,806	$5,830

Cost reimbursements	$2,181	$1,630	$1,974

Rent revenue	$69	$175	$88

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2004	2003	2002
Fees:
Property acquisition	$328	$91	$472
Real estate brokerage	6,320	1,451	3,049
Construction supervision	5,625	4,050	4,678
Property and construction management and leasing commissions	2,293	2,122	2,333

	$14,566	$7,714	$10,532

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    INCOME TAXES

The company formerly qualified for tax treatment as a Real Estate Investment Trust (REIT), as defined by Sections 856 through 860 of the Internal Revenue Code of 1986, as Amended (the “Code”). Effective during the third quarter of 2000, TCI no longer met theses requirements due to a concentration of ownership. Under the “Code”, TCI is prohibited from re-qualifying for REIT status for at least 5 years.

Effective January 1, 2004, the company was eligible to file a consolidated return with ARI. Income tax expense for 2004, in the accompanying financial statement, has been calculated under an agreement, whereby TCI has agreed to reimburse ARI for the tax effect of TCI’s net income on the consolidated net income of ARI. Since in 2004, TCI had net income and ARI had net losses, TCI recorded a current tax liability in the amount of $12,500,000 based on the amount of ARI losses absorbed by TCI’s taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense is attributable to:

2004
Income from Continuing Operations	$(10,976)
Income from Discontinued Operations	23,476

$12,500

There was no deferred tax expense <benefit> recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

2004
Computed “expected” income tax <benefit> expense	$12,200
Book to tax differences from partnerships not consolidated for tax purposes.	4,300
Book to tax differences of depreciation and amortization	(4,000)
Book to tax differences in gains on sale of property	1,900
Use of Net Operating Loss carryforward	(1,200)
Other	(700)

$12,500

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

2004
Net Operating Losses	$14,852
Basis difference of:
Real Estate Holdings	(7,285)
Notes Receivable	2,721
Investments	(2,720)
Notes Payable	27,866
Deferred Gains	6,387

Total	41,821
Deferred Tax Valuation Allowance	(41,821)

Net Deferred Tax Asset	$—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TCI has prior tax net operating losses of approximately $39 million expiring through the year 2019.

TCI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003 and 2002; therefore, TCI recorded no provision for income taxes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, TCI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $87.4 million and TCI’s tax basis in its net liabilities was exceeded by their net basis for financial statement purposes by approximately $91.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $4.5 million. TCI’s state income tax expense is included in general and administrative expenses on the Income Statement.

NOTE 17.    RENTS UNDER OPERATING LEASES

Operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2004:

2005	$17,842
2006	14,477
2007	11,310
2008	8,171
2009	5,498
Thereafter	18,113

$75,411

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and equity gains on sale of real estate totaling $10.4 million, $16.4 million and $5.3 million for 2004, 2003 and 2002, respectively. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, realized loss on investments, minority interests, foreign currency transaction loss and discontinued operations totaling $22.1 million, $19.7 million and $20.7 million for 2004, 2003 and 2002, respectively. Excluded from operating segment assets are assets of $141.8 million at December 31, 2004 and $100.5 million at December 31, 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses. See “NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segments’ assets for the years 2004, 2003 and 2002.

	Land	Commercial Properties	Apartments	Hotels	Total
2004
Rents	$564	$28,761	$54,636	$8,998	$92,959
Property operating expenses	1,548	17,837	34,301	5,491	59,177

Segment operating income (loss)	$(984)	$10,924	$20,335	$3,507	$33,782

Depreciation	$46	$8,283	$7,516	$1,855	$17,700
Interest	3,736	6,954	19,772	1,971	32,433
Real estate improvements and construction	410	4,875	152,637	4,090	162,012
Provision for asset impairment	—	6,197	—	—	6,197
Assets	134,575	127,528	480,492	35,933	778,528

Property Sales
Sales price	$32,550	$205,725	$38,392		$276,667
Cost of sales	(24,859)	(143,826)	(29,316)		(198,001)
Deferred gain on sale	(581)	(5,455)	(2,172)		(8,208)

Gain on sale	$7,110	$56,444	$6,904		$70,458

	Land	Commercial Properties	Apartments	Hotels	Total
2003 (As Restated)
Rents	$761	$28,104	$40,816	$8,120	$77,801
Property operating expenses	2,167	17,979	29,400	6,216	55,762

Segment operating income (loss)	$(1,406)	$10,125	$11,416	$1,904	$22,039

Depreciation	$45	$7,955	$3,396	$1,777	$13,173
Interest	3,696	6,677	11,199	2,085	23,657
Real estate improvements and construction	322	4,436	79,286	2,939	86,983
Provision for asset impairment	198	4,357	—	—	4,555
Assets	144,098	252,319	351,699	34,211	782,327

Property Sales
Sales price	$11,807	$40,994	$34,290		$87,091
Cost of sales	(8,450)	(31,232)	(22,402)		(62,084)
Deferred gain on sale	(1,716)	—	—		(1,716)

Gain on sale	$1,641	$9,762	$11,888		$23,291

	Land	Commercial Properties	Apartments	Hotels	Total
2002
Rents	$590	$26,848	$28,046	$6,266	$61,750
Property operating expenses	2,364	17,620	20,159	5,768	45,911

Segment operating income (loss)	$(1,774)	$9,228	$7,887	$498	$15,839

Depreciation	$30	$6,799	$3,169	$1,628	$11,626
Interest	2,239	8,662	7,264	2,218	20,383
Real estate improvements and construction	1,605	4,620	100,974	5,467	112,666
Provision for asset impairment	707	—	1,872	—	2,579
Assets	109,427	314,834	300,332	34,894	759,487

Property Sales
Sales price	$3,600	$60,207	$54,388		$118,195
Cost of sales	(2,934)	(43,539)	(32,777)		(79,250)

Gain on sale	$666	$16,668	$21,611		$38,945

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    DISCONTINUED OPERATIONS

Effective January 1, 2002, TCI adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held for sale” on the balance sheet.

For 2004, 2003 and 2002, income (loss) from discontinued operations relates to 22 properties sold in 2004, 13 properties sold during 2003 and 18 properties sold during 2002. The following table summarizes revenue and expense information for these properties sold.

	2004	2003	2002
Revenue
Rental	$26,697	$46,373	$60,558
Property operations	15,887	23,556	33,903

	10,810	22,817	26,655
Expenses
Interest	10,309	19,413	23,085
Depreciation	4,878	7,688	8,975

	15,187	27,101	32,060

Net loss from discontinued operations	(4,377)	(4,284)	(5,405)
Gain on sale of real estate	63,348	21,650	38,279
Write-down of assets held for sale	(4,477)	(4,357)	—
Equity in gain on sale of real estate by equity investees	3,884	4,853	5,013

Income from discontinued operations	$58,378	$17,862	$37,887

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2004 and 2003 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2004
Rents	$21,781	$22,712	$24,115	$24,351
Property expense	14,130	14,445	15,755	14,847

Operating income	7,651	8,267	8,360	9,504
Interest income	398	1,156	626	1,503
Other income	—	1,248	543	2,530
Gain on land sales	2,106	—	747	4,257
Income (loss) in equity partnerships	(570)	(940)	(197)	210

	1,934	1,464	1,719	8,500
Other expense	16,534	14,315	14,989	23,733
Income tax benefit	—	—	—	10,976

Net loss from continuing operations	(6,949)	(4,584)	(4,910)	5,247
Discontinued operations, net of income tax	9,013	1,595	(5,668)	29,962

Net income (loss)	2,064	(2,989)	(10,578)	35,209
Preferred dividend requirement	(53)	(52)	(53)	(52)

Net income (loss) attributable to Common shares	$2,011	$(3,041)	$(10,631)	$35,157

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.87)	$(.57)	$(.61)	$(2.27)
Discontinued operations	1.12	.20	(.70)	6.60

Net income (loss) applicable to Common shares	$.25	$(.37)	$(1.31)	$4.33

2003 (As Restated)
Rents	$16,105	$17,625	$20,585	$23,486
Property expense	12,235	14,419	12,906	16,202

Operating income	3,870	3,206	7,679	7,284
Interest income	848	660	486	862
Other income	—	—	—	13,019
Gain on land sales	—	384	617	640
Income (loss) in equity partnerships	(1,296)	(296)	(1,174)	(1,525)

	(448)	748	(71)	12,996
Other expense	11,174	8,981	18,208	14,090

Net loss from continuing operations	(7,752)	(5,027)	(10,600)	6,190
Discontinued operations	526	7,132	9,792	412

Net income (loss)	(7,226)	2,105	(808)	6,602
Preferred dividend requirement	(45)	(14)	(7)	(60)

Net income (loss) attributable to Common shares	$(7,271)	$2,091	$(815)	$6,542

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.97)	$(.62)	$(1.32)	$.77
Discontinued operations	.07	.88	1.21	.05

Net income (loss) attributable to Common shares	$(.90)	$.26	$(.11)	$.82

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS 144.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

Subsequent to March 31, 2004, but prior to filing the Form 10-Q for the quarter ended June 30, 2004, TCI discovered an error in the depreciation calculation for a shopping center TCI had purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years or 480 months. Instead, the property was depreciated over 40 months instead of 480 months, resulting in depreciation expense being overstated by $1.8 million for 2003. The Consolidated Balance Sheet as of December 31, 2003 has been revised to reflect the correction of the error through a decrease in accumulated depreciation of $1.8 million and an increase in retained earnings and total stockholders’ equity of $1.8 million. The Consolidated Statements of Operations for the year ending December 31, 2003, reflects the correction of the impact of this error on depreciation expense of $1.8 million. The Consolidated Statement of Stockholders’ Equity for December 31, 2003 has been revised to reflect the correction of the error through a decrease in the December 31, 2003 balance of accumulated deficit and total stockholders’ equity of $1.8 million. All 2003 schedules in this Form 10-K reflect the prior period adjustment discussed in this note. TCI does not intend to restate any previously issued Form 10-Q or Form 10-K for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

NOTE 22.    DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 2002, TCI entered into an interest rate swap agreement with a bank. This agreement contains a notional amount of $12.8 million and requires TCI to pay the bank a fixed rate of 4.3%, and requires the bank to pay to TCI based on the 30 day LIBOR rate. This agreement was entered in order to effectively fix the rate on TCI’s debt associated with the Limestone Canyon property. In December 2003, TCI sold the Limestone Canyon apartments to UHF, a related party. The swap agreement expired on December 9, 2004.

TCI has not designated the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, changes in the fair value of the swap agreement are recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

The fair value of the swap agreement at December 31, 2003 represented a liability to TCI of $370,000 and is included within other liabilities in the accompanying balance sheet. Amounts paid or received under the swap agreement are settled monthly and are reflected as a reduction in the liability when paid. Interest expense for December 31, 2003, was decreased by $191,000 representing both amounts paid to the bank under the agreement and decreases in the fair value of the related liability.

NOTE 23.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 23, 2001, TCI, IORI and ARI jointly announced a preliminary agreement with the plaintiff’s legal counsel for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement (the “Second Amendment”). Under the Second Amendment, the appeal was dismissed with prejudice and ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding common shares of IORI and TCI not currently owned by ARI. At that time, TCI had the same advisor as ARI and IORI. One of the directors of IORI also serves as a director for ARI and TCI.

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

Partnership Buyouts.    TCI is the limited partner in 12 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2004 is approximately $2.2 million.

Liquidity.    Although management anticipates that TCI will generate excess cash from property operations in 2005, such excess, however, will not be sufficient to discharge all of TCI’s debt obligations as they become due. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Guarantees.    In February 2004, various subsidiaries of TCI guaranteed a $10 million line of credit for its parent, ARI. The subsidiaries of TCI also pledged and assigned assets, in the form of securities and partnership interests in construction properties, as additional collateral for this line of credit.

In April 2004, TCI guaranteed a $7.5 million note payable for a subsidiary of its parent, ARI. TCI pledged certain tracts of land as collateral and has guaranteed the payment of 50% of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

In November 2004, TCI guaranteed the $13.0 million note payable on the Limestone Ranch Apartments purchased from TCI by a subsidiary of United Housing Foundation, Inc. (“UHF”) in December 2003. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses. The lender approved the transfer of the note to UHF’s subsidiary as part of this transaction.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.0 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI’s right to extend the loans. This dispute was the subject of litigation pending in the United States District Court for the Eastern District of Louisiana. On September 11, 2003, TCI settled with the lender. On September 18, 2003, TCI paid $5.0 million to the lender, which gave TCI the right to retire the remaining

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt outstanding on the three office buildings on or before December 10, 2003 for $20.0 million. TCI paid the remaining $20.0 million on December 10, 2003, which resulted in a $4.4 million gain on extinguishment of debt. BCM also agreed to enter into a time sharing agreement with the lender for use of BCM’s airplane for 200 hours. BCM requested that TCI reimburse BCM for these costs at the rate of $2,750 per hour, which was approved by TCI’s Board of Directors. TCI has accrued $550,000 in general and administrative expenses for this reimbursement to BCM.

NOTE 24.    SUBSEQUENT EVENTS

Activities	subsequent to December 31, 2004 not already reflected elsewhere in this 10-K are disclosed below.

In 2005, TCI purchased the following property:

Property	Location	Sq. Feet/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Office Building
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	$10,115	$—	$7,430	(1)	4.9	%(2)	05/06

Land
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500		7.0		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	99	—		—		—

(1)	Assumed debt.
(2)	Variable interest rate.

In 2005, TCI sold the following property:

Property	Location	Units/ Sq. Feet	Sales Price	Net Cash Received	Debt Discharged	Gain/(Loss) on Sale
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792	$10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—	294

In 2005, TCI refinanced or financed the following property:

Property	Location	Sq. Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	$3,750	$2,685	$658	7.5	%(1)	01/10

(1)	Variable rate.

Also in 2005, TCI received a loan in the amount of $4,975,000 that is guaranteed by BCM and Prime. The note bears interest at 8.0% per annum, requires semiannual interest payments and matures in July 2006. The loan is collateralized by partnership interests in various apartments owned by TCI. At maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Held for Investment:
Apartments
4400, Midland, TX	$999	$349	$1,396	$—	$—		$349	$1,396	$1,745	$233	1981		04/98	40 years
Apple Lane, Lawrence, KS	1,387	168	1,259	—	—		168	1,259	1,427	163	1989		01/00	40 years
Arbor Point, Odessa, TX	1,994	321	1,285	525	—		321	1,810	2,131	764	1975		08/96	5-40 years
Ashton Way, Midland, TX	999	384	1,536	52	—		384	1,588	1,972	330	1978		04/98	5-40 years
Autumn Chase, Midland, TX	805	141	1,265	—	—		141	1,265	1,406	150	1985		04/00	40 years
Blue Lake Villas, Waxahachie, TX	10,664	762	—	10,519	—		762	10,519	11,281	499	2002		01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,939	287	—	4,166	—		287	4,166	4,453	—	—	(9)	01/04	—
Bluffs At Vista Ridge, Lewisville, TX	11,701	2,585	—	14,632	—		2,585	14,632	17,217	—	—	(9)	08/03	—
Breakwater Bay, Beaumont, TX	9,331	740	—	10,032	—		740	10,032	10,772	—	2003		05/03	—
Bridges on Kinsey, Tyler, TX	9,691	862	—	10,716	—		862	10,716	11,578	—	—	(9)	02/04	—
By the Sea, Corpus Christi, TX	5,324	644	5,797	—	—		644	5,797	6,441	497	1973		08/01	40 years
Capitol Hill, Little Rock, AR	9,489	932	973	7,954	—		932	8,927	9,859	99	2003		03/03	40 years
Courtyard, Midland, TX	972	151	1,359	—	—		151	1,359	1,510	125	1976		05/01	40 years
Coventry, Midland, TX	1,180	236	369	173	—		236	542	778	250	1977		08/96	5-40 years
Dakota Arms, Lubbock, TX	11,438	921	—	11,776	—		921	11,776	12,697	—	—	(9)	01/04	40 years
DeSoto Ranch, DeSoto, TX	16,201	1,472	—	17,854	—		1,472	17,854	19,326	425	2002		05/02	40 years
Echo Valley, Dallas, TX	12,312	788	—	13,130	—		788	13,130	13,918	356	2002		01/02	40 years
El Chapparal, San Antonio, TX	4,082	279	2,821	—	(402	)(2)	279	2,419	2,698	1,073	1963		01/88	5-40 years
Fairway View Estates, El Paso, TX	4,921	548	4,530	261	—		548	4,791	5,339	853	1977		03/99	40 years
Fairways, Longview, TX	3,412	657	1,532	119	(266	)(2)	657	1,385	2,042	519	1980		03/93	5-40 years
Falcon Lakes, Arlington, TX	13,578	1,437	—	15,375	—		1,437	15,375	16,812	743	2001		10/01	40 years
Fountain Lake, Texas City, TX	3,199	861	2,585	19	(254	)(2)	861	2,350	3,211	667	1975		12/94	5-40 years
Fountains of Waterford, Midland, TX	1,667	311	852	1,538	—		311	2,390	2,701	1,441	1977		05/98	5-40 years
Harper’s Ferry, Lafayette, LA	3,276	349	1,398	223	—		429	1,541	1,970	613	1972		02/92	5-40 years
Heather Creek, Mesquite, TX	12,008	1,100	—	12,237	—		1,326	12,011	13,337	200	2003		03/03	40 years
Hunters Glen, Midland, TX	1,825	519	2,075	321	—		519	2,396	2,915	684	1982		01/98	5-40 years
Kingsland Ranch, Houston, TX	21,893	1,188	—	23,384	—		1,188	23,384	24,572	—	—	(9)	03/03	—
Laguna Vista, Farmers Branch, TX	1,522	288	—	1,736	—		288	1,736	2,024	—	—	(9)	12/04	—
Lake Forest, Houston, TX	12,067	334	—	12,918	—		334	12,918	13,252	—	—	(9)	01/04	—
Limestone Canyon, Austin, TX	12,405	1,998	—	12,246	1,895	(4)	1,998	14,141	16,139	1,624	1997		07/98	40 years
Limestone Ranch, Lewisville, TX	12,735	1,620	—	13,057	—		1,620	13,057	14,677	860	2001		05/01	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Mountain Plaza, El Paso, TX	$5,184	$837	$3,347	$139	$—		$837	$3,486	$4,323	$724	1972		01/98	5-40 years
Oak Park IV, Clute, TX	960	224	674	27	(95	)(2)	224	606	830	186	1981		06/94	5-40 years
Paramount Terrace, Amarillo, TX	3,157	340	3,061	—	—		340	3,061	3,401	460	1983		05/00	40 years
Parc at Maumelle, Maumelle, AR	2,204	1,153	—	1,543	—		1,153	1,543	2,696	—	—	(9)	12/04	—
Plantation, Tulsa, OK	2,258	344	2,396	—	—		344	2,396	2,740	415	1968		12/99	40 years
Quail Oaks, Balch Springs, TX	2,761	90	2,160	152	(187	)(2)	125	2,090	2,215	1,129	1982		02/87	5-40 years
River Oaks, Wiley, TX	9,761	590	—	11,767	—		590	11,767	12,357	762	2001		10/01	40 years
Sendero Ridge, San Antonio, TX	24,304	2,635	—	26,721	—		2,635	26,721	29,356	656	2001		11/01	40 years
Somerset, Texas City, TX	2,800	936	2,811	179	(452	)(2)	936	2,538	3,474	873	1985		12/93	5-40 years
Southgate, Odessa, TX	1,719	335	1,338	318	—		335	1,656	1,991	597	1976		08/96	5-40 years
Spy Glass, Mansfield, TX	15,929	1,376	—	15,961	—		1,290	16,047	17,337	611	2002		03/02	40 years
Stonebridge @ City Park, Houston, TX	13,905	1,545	—	13,957	—		1,545	13,957	15,502	—	—	(9)	01/04	—
Sunchase, Odessa, TX	3,432	742	2,842	458	—		753	3,288	4,042	911	1981		10/97	5-40 years
Terrace Hills, El Paso, TX	5,973	1,286	5,145	167	—		1,310	5,287	6,598	1,074	1985		03/97	5-40 years
Timbers, Tyler, TX	2,406	497	1,988	—	—		497	1,988	2,485	334	1973		12/97	40 years
Tivoli, Dallas, TX	9,915	1,355	—	12,590	—		1,355	12,590	13,945	635	2001		12/01	40 years
Treehouse, Irving, TX	5,754	312	2,807	—	—		312	2,807	3,119	—	1974		05/04	5-40 years
Verandas at City View, Fort Worth, TX	19,325	2,545	—	20,596	—		2,545	20,596	23,141	513	2001		09/01	40 years
Vistas at Pinnacle Park, Dallas, TX	19,101	1,750	2,236	17,431	—		1,750	19,667	21,417	251	2002		10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	11,917	1,265	—	12,187	—		1,265	12,187	13,452	—	—	(9)	01/04	—
Westwood, Odessa, TX	—	85	341	91	—		85	432	517	168	1977		08/96	5-40 years
Wildflower Villas, Temple, TX	7,527	1,119	—	8,257	—		1,119	8,257	9,376	—	—	(9)	04/04	—
Willow Creek, El Paso, TX	2,349	608	1,832	76	(156	)(2)	608	1,752	2,360	516	1972		05/94	5-40 years
Willo-Wick, Pensacola, FL	2,924	747	2,990	174	(281	)(2)	747	2,883	3,630	851	1974		05/95	5-40 years
Windsong, Fort Worth, TX	10,688	790	—	11,524	—		790	11,524	12,314	268	2003		07/03	40 years
Woodview, Odessa, TX	1,942	716	2,864	102	—		716	2,966	3,682	579	1974		05/98	5-40 years

Office Buildings
1010 Commons, New Orleans, LA	16,381	2,113	15,010	19,701	(1,218	)(2)	2,127	33,479	35,606	11,084	1971		03/98	5-40 years
225 Baronne, New Orleans, LA	5,189	1,162	10,457	6,149	(3,013	)(2)(3)	1,162	13,593	14,755	6,257	1960		03/98	5-40 years
AMOCO, New Orleans, LA	8,365	894	3,582	7,078	(1,149	)(2)	1,233	9,172	10,405	5,314	1974		06/97	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Bay Plaza, Tampa, FL	$1,049	$895	$3,582	$557	$(384	)(2)	$895	$3,755	$4,650	$1,091	1988	07/97	5-40 years
Bay Plaza II, Tampa, FL	3,315	506	4,550	178	—		506	4,728	5,234	589	1985	06/00	40 years
Eton Square, Tulsa, OK	10,045	1,469	13,217	1,941	—		1,469	15,158	16,627	2,146	1985	09/99	5-40 years
Executive Court, Memphis, TN	—	197	1,773	—	—		197	1,773	1,970	—	1980	12/04	5-40 years
Forum, Richmond, VA	4,882	1,360	5,439	1,047	—		1,360	6,486	7,846	2,221	1987	10/92	2-40 years
Lexington Center, Colorado Springs, CO	3,887	1,103	4,413	711	—		1,103	5,124	6,227	1,300	1986	12/97	3-40 years
Parkway North, Dallas, TX	3,487	1,173	4,692	1,021	—		1,173	5,712	6,886	1,575	1980	02/98	2-40 years
Signature, Dallas, TX	2,360	1,075	2,921	1,384	(1,272	)(2)	1,075	3,033	4,108	695	1985	02/99	5-40 years
Westgrove Air Plaza, Addison, TX	3,092	211	1,898	291			211	2,189	2,400	519	1982	10/97	5-40 years

Industrial Warehouses
5360 Tulane, Atlanta, GA	358	95	514	49	(44	)(2)	127	488	615	338	1970	11/97	5-40 years
Addison Hangar, Addison, TX	4,308	928	1,481	33	—		1,616	826	2,442	221	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,150	248	—		—	1,398	1,398	620	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,373	984	3,934	67	—		984	4,001	4,985	729	1958	10/97	5-40 years
Space Center, San Antonio, TX	1,043	247	1,332	112	(131	)(2)	329	1,231	1,560	849	1970	11/97	5-40 years

Shopping Centers
Bridgeview Plaza, LaCrosse, WI	6,319	870	7,830	—	—		870	7,830	8,700	359	1979	03/03	5-40 years
Cullman SC, Cullman, AL	1,653	200	1,800	—	—		200	1,800	2,000	990	1979	03/03	5-40 years
Dunes Plaza, Michigan City, IN	2,705	1,230	5,430	1,897	(482	)(5)	1,529	6,546	8,075	2,620	1978	03/92	5-40 years
Fiesta, San Angelo, TX	—	44	—	—	—		44	—	44	—	—	12/91	—
Promenade, Highlands Ranch, CO	6,822	1,749	6,995	282	(679	)(2)	1,749	6,598	8,347	1,708	1985	07/96	5-40 years

Hotels
Akademia, Wroclaw, Poland	24,061	2,184	—	19,544	—		2,184	19,544	21,728	2,012	2001	02/01	40 years
The Majestic, Chicago, IL	—	572	2,287	1,600	—		572	3,887	4,459	1,224	1995	12/98	5-40 years
City Suites, Chicago, IL	3,629	950	3,847	1,104	—		950	4,951	5,901	1,504	1995	12/98	5-40 years
Majestic Inn, San Francisco, CA	3,988	1,139	4,555	985	—		1,139	5,540	6,679	2,479	1902	12/90	5-40 years
Willows, Chicago, IL	3,490	945	3,779	1,490	—		945	5,269	6,214	1,831	1995	12/98	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Land
1013 Commons, New Orleans, LA	$—	$615	$—	$565	$(36	)(2)	$579	$565	$1,144	$84	—	08/98	—
2301 Valley Branch, Farmers Branch, TX	2,923	4,169	—	84	—		4,253	—	4,253	—	—	09/02	—
Alamo Springs, Dallas, TX	—	1,385	—	—	—		1,385	—	1,385	—	—	09/99	—
Centura, Farmers Branch, TX	4,535	13,300	—	485	30		13,591	224	13,815	—	—	12/02	—
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	06/04	—
Denton Coonrod, Denton, TX	840	1,886	—	—	—		1,886	—	1,886	—	—	10/04	—
DeSoto, DeSoto, TX	1,265	2,651	—	—	—		2,651	—	2,651	—	—	10/04	—
Dominion, Dallas, TX	1,275	3,931	—	—	—		3,931	—	3,931	—	—	03/99	—
Folsom, Farmers Branch, TX	—	1,781	—	450	—		2,231	—	2,231	—	—	10/00	—
Fruitland, Fruitland Park, FL	—	253	—	—	(100	)(6)	153	—	153	—	—	05/92	—
Granbury Station, Ft. Worth, TX	738	993	—	—	—		993	—	993	—	—	09/04	—
Hollywood Casino, Farmers Branch, TX	4,710	16,987	—	2	—		16,989	—	16,989	—	—	06/02	—
Lacy Longhorn, Farmers Branch, TX	1,954	4,474	—	—	—		4,474	—	4,474	—	—	06/04	—
Lakeshore Villas, Harris County, TX	—	84	—	—	—		84	—	84	—	—	03/02	—
Lamar Parmer/Limestone II, Austin, TX	—	1,999	—	564	—		1,999	564	2,563	—	—	01/00	—
Las Colinas, Las Colinas, TX	—	995	—	5	—		1,000	—	1,000	—	—	01/96	—
LCLLP, Los Colinas, TX	3,121	4,950	—	—	—		4,950	—	4,950	—	—	12/04	—
Lemon Carlisle, Dallas, TX	1,744	3,576	—	30	—		3,606	—	3,606	—	—	02/98	—
Lubbock, Lubbock, TX	—	224	—	—	—		224	—	224	—	—	01/04	—
Manhattan, Farmers Branch, TX	—	11,186	—	971	—		12,136	20	12,156	38	—	02/00	—
Marine Creek, Ft. Worth, TX	1,775	2,923	—	19	—		2,923	19	2,942	—	—	06/02	—
Mason Park, Houston, TX	—	2,790	—	326	(1,188	)(8)	1,602	326	1,928	—	—	06/02	—
McKinney 36, Collin County, TX	1,751	2,203	—	—	(230	)(2)	1,973	—	1,973	—	—	01/98	—
Mira Lago, Farmers Branch, TX	—	253	—	—	—		253	—	253	—	—	05/01	—
Nakash	10	113	—	—	—		113	—	113	—	—		—
Nashville, Nashville, TN	—	1,890	—	34	—		1,890	34	1,924	—	—	06/02	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Pac-Trust, Dallas, TX	$—	$1,232	$—	$—	$—		$1,232	$—	$1,232	$—	—	10/01	—
Payne, Las Colinas, TX	—	17,500	—	—	—		17,500	—	17,500	—	—	12/04	—
Pulaski, Pulaski County, AR	1,400	2,095	—	—	—		2,095	—	2,095	—	—	06/03	—
Railroad, Dallas, TX	—	782	—	—	—		782	—	782	—	—	03/04	—
Rochelle I, Las Colinas, TX	2,547	3,750	—	—	—		3,750	—	3,750	—	—	12/04	—
Rochelle II, Las Colinas, TX	4,338	6,445	—	—	—		6,445	—	6,445	—	—	12/04	—
Rogers, Rogers, AR	1,130	1,749	—	—	—		1,749	—	1,749	—	—	04/04	—
Round Mt, Austin, TX	—	5,740	—	—	(5,421	)(2)(3)	319	—	319	—	—	12/86	—
Seminary West, Fort Worth, TX	—	234	—	—	—		234	—	234	—	—	07/01	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—	—	09/03	—
Valley Ranch, Irving, TX	—	6,500	—	—	—		6,500	—	6,500	—	—	12/04	—
West End, Dallas, TX	1,061	11,405	—	77	(4,013	)(7)	7,392	77	7,469	—	—	08/97	—

Investment Properties	567,654	217,481	186,332	420,460	(19,528)		210,049	594,693	804,746	76,078

Properties Held for Sale
5700 Tulane, Atlanta, GA	—	—	—	720	(100	)(2)	—	620	620	172	1998	11/97	40 years
9033 Wilshire Blvd., Los Angeles, CA	6,539	956	8,609	583	—		956	9,191	10,148	1,250	1957	04/00	5-40 years
Baywalk, Galveston, TX	5,304	679	6,106	—	—		679	6,106	6,785	522	1979	09/01	5-40 years
Institute Place, Chicago, IL	7,734	665	7,057	446	—		665	7,504	8,168	4,625	1910	01/93	2-40 years
Island Bay, Galveston, TX	14,912	2,095	18,852	—	—		2,095	18,852	20,947	1,612	1973	09/01	40 years
Marina Landing, Galveston, TX	12,773	1,240	11,161	—	—		1,240	11,161	12,401	929	1985	09/01	40 years

Properties Held for Sale	47,262	5,635	51,785	1,749	(100)		5,635	53,434	59,069	9,110

	$614,916	$223,116	$238,117	$422,209	$(19,628)		$215,684	$648,127	$863,815	$85,188

(1)	The aggregate cost for federal income tax purposes is $762.1 million.
(2)	Purchase accounting basis adjustment.
(3)	Write-down of property to estimated net realizable value.
(4)	Construction period interest and taxes.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Cash received for easement deducted from the basis of the property.
(7)	Cash received for condemnation of part of property.
(8)	Sale or contribution of portion of property.
(9)	Property under construction.

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2004	2003	2002
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$873,619	$841,146	$713,348
Additions
Purchases, improvements and construction	222,789	113,561	220,164
Real estate added from consolidation of partnerships	—	—	4,257
Deductions
Sale of real estate	(226,396)	(76,081)	(88,680)
Asset impairments	(6,197)	(5,007)	(2,579)
Asset retirements	—	—	(5,364)
Sale of foreclosed properties	—	—	—

Balance at December 31,	$863,815	$873,619	$841,146

Reconciliation of Accumulated Depreciation
Balance at January 1,	$91,291	$81,659	$90,661
Additions
Depreciation	22,578	20,860	20,445
Real estate added from consolidation of partnerships	—	—	817
Deductions
Sale of real estate	(28,582)	(11,228)	(24,900)
Asset retirements	—	—	(5,364)

Balance at December 31,	$85,287	$91,291	$81,659

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.	7.0%	03/07	Monthly interest only payments.	$—	$5,400	$4,768	$—

WRAPAROUND MORTGAGE LOANS
Pinemont Secured by an office building in Houston, TX.	10.40%	07/08	Monthly principal and interest payments of $6,281.	204	467	225	—

Nakash Secured by a shopping Center in Malden, MO.			Monthly interest only payments of $13,000.	10	902	902	—

Durham Centre Secured by an office building in Durham, NC.	7.63%	09/07	Monthly interest only payments.	12,026	14,536	14,536	—

JUNIOR MORTGAGE LOANS
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.0%	10/05	Principal and interest due at maturity.	—	4,303	3,161	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.0%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,626	—

Foxwood Secured by an apartment building in Memphis, TN.	12.0%	04/05	Excess property cash flow payments.	5,719	1,092	1,092	—

One Hickory Secured by an office building in Farmers Branch, TX.	5.49%	06/06	Excess property cash flow payments.	7,080	11,974	11,974	—

Durham Centre 2nd lien on office building in Durham, NC.	7.63%	09/17	Monthly interest only payments.	12,026	3,297	3,297	—

Two Hickory Secured by an office building in Farmers Branch, TX.	12.0%	01/05	Excess property cash flow payments.	7,430	4,448	3,115	—

NAP Mason Park 2nd lien on 13 acres of land in Harris County, TX.	9.0%	02/03	Principal and interest due at maturity.	—	200	200	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
United Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX.	4.0%	Demand	Excess property cash flow payments.	—	341	341	—

In The Pines, LLC 2nd lien on apartment building in Gainesville, FL.	7.0%	04/05	Principal and interest due at maturity.	—	575	575	—

OTHER
BCM—K-Mart Cary Unsecured.	7.5%	04/05	Monthly interest payments.	—	1,523	1,523	—

BCM—Texstar Warehouse Unsecured.	7.5%	04/05	Monthly interest payments.	—	1,252	1,252	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, LP.	7.25%	01/07	Quarterly interest payments.	—	2,300	2,300	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, LP.	7.25%	07/12	Quarterly interest payments.	—	1,050	210	—

Commercial Ventures Unsecured.	8.5%	04/05	Monthly interest payments.	—	425	425	—

UHF Kensington 100% interest in UH of Kensington, LLC.	12.0%	04/09	Excess property cash flow payments.	—	125	125	—

Blue Lake at Marine Creek Guaranteed by Unified Housing Foundation.	6.0%	12/07	Excess property cash flow payments.	—	1,468	270	—

Today Forest Park Investments Unsecured.	0.0%	None	Partnership distributions as available.	—	678	678	—

Apartment Development Services Secured by 100% interest in partnership.	12.0%	06/05	Principal and interest at maturity.	—	300	300	—

				$56,495	$59,042	53,895	$—

Interest						2,735
Allowance for estimated losses						—

						$56,630

(1) The aggregate cost for federal income tax purposes is $56.6 million.

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2004	2003	2002
	(dollars in thousands)
Balance at January 1,	$30,671	$28,447	$22,689
Additions
New mortgage loans	58,543	14,692	25,037
Mortgages added from consolidation of partnerships	—	—	902
Deductions
Collections of principal	(11,563)	(12,364)	(18,737)
Mortgages eliminated from consolidation of partnerships	(23,754)	—	(1,369)
Discount on sale of note receivable	(2)	(104)	—
Write-off of principal due to discount for early payoff	—	—	(75)

Balance at December 31,	$53,895	$30,671	$28,447

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 1, 2004, the Audit Committee of the Board of Directors of TCI engaged the Plano, Texas firm of Farmer, Fuqua & Huff, P.C. as the independent accountants to audit TCI’s financial statements. During the Registrant’s two most recent fiscal years and any subsequent interim period, TCI did not consult with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The decision to change accountants was approved by the Audit Committee of the Board of Directors of TCI consisting of Ted R. Munselle (Chairman), Martin L. White and Sharon Hunt.

The engagement effective June 1, 2004 of Farmer, Fuqua & Huff, P.C. as the new independent accountant for TCI necessarily results in the termination or dismissal of the principal accountant which audited TCI’s financial statements for the past two fiscal years ended December 31, 2002 and 2003, BDO Seidman, LLP. BDO Seidman, LLP’s anticipated fee proposal estimate to TCI for the balance of 2004 after the first quarter ended was expected to be greater than the fee proposal of Farmer, Fuqua & Huff, P.C. for the same work. During the Registrant’s two most recent fiscal years and the subsequent interim period through June 1, 2004, there were no disagreements between the Registrant and BDO Seidman, LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to BDO Seidman, LLP’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report; there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

BDO Seidman, LLP’s reports dated March 21, 2003 and March 30, 2004 on TCI’s financial statements for the years ended December 31, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Each report did contain an “emphasis” paragraph highlighting that management has indicated its intent to sell income-producing properties and refinance or extend debt secured by real estate to meets its liquidity needs.

ITEM 9A.    CONTROLS AND PROCEDURES

As required by rule 13a-15(b), TCI’s management, including the Acting Principal Executive Officer and Principal Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of TCI’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that TCI’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by rule 13a-15(d), TCI’s management, including the Acting Principal Executive Officer and Principal Accounting Officer, also conducted an evaluation of TCI’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part on certain assumptions about the likelihood of future events.

ITEM 9B.    OTHER INFORMATION

Not Applicable

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

TCI has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at http://www.transconrealty-invest.com. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.transconrealty-invest.com. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

Transcontinental Realty Investors, Inc.

Attn: Investor Relations

1800 Valley View Lane, Suite 300

Dallas, Texas 75234

Telephone: 469-522-4200

All members of the Audit Committee and Nominating and Corporate Governance Committees must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from TCI or any of its subsidiaries other than their director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of TCI or any of its subsidiaries, as defined by the Securities and Exchange Commission.

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

TED P. STOKELY:    Age 71, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

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

HENRY BUTLER:    Age 54, Director (Affiliated) (since December 2001).

Broker—Land Sales (since 1992) of BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director (since July 2003) of ARI; and Director (December 2001 to July 2003) of IORI.

MARTIN L. WHITE:    Age 65, Director (Independent) (since January 1995).

Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Director (Since July 2003) of ARI; and Director (January 1995 to March 2004) of IORI.

TED R. MUNSELLE:    Age 49, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer of Landmark Nurseries, Inc.; Employed in the accounting industry from 1997 until October 1998; Certified Public Accountant in the State of Texas; and Director (since February 2004) of ARI.

SHARON HUNT:    Age 62, Director (Independent) (since February 2004).

Licensed Realtor in Dallas, Texas with Cook Realtors; President and Owner of Sharon’s Pretzels, Inc.; Director (since 1991) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of ARI.

Board Committees

The Board of Directors held 13 meetings during 2004. For such year, no incumbent director attended fewer than 75.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on February 19, 2003, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. White and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the

Committee is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The predecessor Audit Committee met nine times during 2003.

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

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokely
Ted R. Munselle	✓	✓	✓
Sharon Hunt	✓	✓	✓
Martin L. White	✓	✓	✓
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

Executive Officers

Executive officers of the Company are Mark W. Branigan, Executive Vice President—Multi-Family Construction, Louis J. Corna, Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary, and Scott T. Lewis, Executive Vice President and Chief Financial Officer, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

Mark W. Branigan, 50

Executive Vice President—Multi-Family Construction (since September 2004); Executive Vice President—Residential (June 2001 to September 2004), Director (September 2000 to June 2001) and Executive

Vice President and Chief Financial Officer (August 2000 to June 2001) of the Company, ARI, IOT and BCM; Executive Vice President—Multi-Family Construction (since September 2004); Executive Vice President—Residential (July 2003 to September 2004) of Prime and PIAMI; Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997) of BCM, ARI and IOT; Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997) of American Realty Trust, Inc. (“ART”); Real Estate Consultant (November 1997 to July 1999).

Louis J. Corna, 57

Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, ARI, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.

Scott T. Lewis, 44

Executive Vice President and Chief Financial Officer (since December 1, 2004), Vice President and Principal Accounting Officer (July 2004 to November 2004) of the Company, ARI and Prime. For more than seven years prior to July 2004, Mr. Lewis was employed in various accounting capacities by Insignia/ESG, a publicly-held real estate company, directing finance and operations for the Central/Southeast region in his last position from 2002 through February 2004; Certified Public Accountant (since 1990).

In addition to the foregoing executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

Officers

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

The text of these documents has been posted on TCI’s internet website at http://www.transconrealty-invest.com and are available in print to any stockholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than ten percent of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates during 2004. All of these filing requirements were satisfied by TCI’s directors, executive officers, and ten percent holders. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its ten percent holders and copies of the reports they have filed with the Commission.

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

BCM served as TCI’s advisor from March 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by PAMI under the same terms as BCM’s advisory agreement. PIAMI is owned by Realty Advisors (80.0%) and Syntek West, Inc. (20.0%), related parties. Syntek West, Inc. is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime, which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is a company of which Messrs. Branigan, Corna, and Lewis serve as executive officers. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

The Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement Prime or an affiliate of Prime is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition. Prime does not receive such a commission on acquisitions from an affiliated or related party.

The Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1.0% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI.

Under the Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1.0% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. BCM, as advisor at the time, was required to refund $1.4 million of the 2002 advisory fee under this provision and Prime was required to refund $1.3 million of the 2003 advisory fee under this provision. Prime was not required to refund any of the 2004 advisory fee to TCI.

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

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The directors and principal officers of Prime are set forth below.

Mickey N. Phillips:	Director
Ryan T. Phillips:	Director
Mark W. Branigan:	Executive Vice President— Residential
Louis J. Corna:	Executive Vice President—General Counsel, Executive Vice President—Tax, Secretary
Scott T. Lewis:	Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer
Dan S. Allred:	Senior Vice President—Land Development

Mickey N. Phillips is Gene E. Phillips’ brother and Ryan T. Phillips is Gene E. Phillips’ son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children, which indirectly owns Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services to TCI.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I also receives real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel I, LLC, a related party, manages TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland.

Real Estate Brokerage

Regis I also provides real estate brokerage services to TCI (on a non-exclusive basis), and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis I or affiliates; (2) maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis I or affiliates; (3) maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis I or affiliates; and (4) maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis I or affiliates.

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

During 2004, $201,729 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2004 through December 31, 2004, and 2004 special service fees as follows: Earl D. Cecil, $15,250; Sharon Hunt, $43,880; Ted R. Munselle, $43,880; Ted P. Stokely, $50,131; and Martin L. White, $48,588.

Director’s Stock Option Plan

TCI has established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime or BCM. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant.

As of March 1, 2005, TCI had 140,000 shares of Common Stock reserved for issuance under the Director’s Stock Option Plan of which 40,000 options were outstanding.

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

COMPARISON OF FIVE YEARS CUMULATIVE TOTAL RETURN

	1999	2000	2001	2002	2003	2004
TCI	100.00	73.44	132.82	145.98	138.45	117.92
DJ Real Estate Index	100.00	127.51	142.56	147.75	202.25	265.38
DJ Total U.S. Market Index	100.00	90.87	80.04	62.37	81.54	91.45

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of TCI are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2000 Stock Option Plan approved by stockholders	—	—	300,000
Directors Stock Option Plan approved by stockholders	30,000	$17.19	50,000

Total	30,000	$17.19	350,000

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 24, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
EQK Holdings, Inc.(2) 1800 Valley View Lane Suite 300 Dallas, Texas 75234	5,278,149	66.8%

Transcontinental Realty Acquisition Corporation(3) 1800 Valley View Lane Suite 100 Dallas, Texas 75234	1,213,226	15.4%

(1)	Percentage is based upon 7,900,869 shares of Common Stock outstanding at March 24, 2005.
(2)	EQK Holdings, Inc. (“EQK”) is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.
(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARI.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 18, 2005.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Mark W. Branigan	6,491,375	(2)	82.2%
Henry A. Butler	6,491,375	(3)	82.2%
Louis J. Corna	6,491,375	(2)	82.2%
Scott T. Lewis	6,491,375	(2)	82.2%
Ted P. Stokely	6,506,375	(3)(4)	82.4%
Martin L. White	6,506,375	(3)(5)	82.4%
Sharon Hunt	6,496,375	(3)(6)	82.2%
Ted Munselle	6,496,375	(3)(7)	82.2%
All Directors and Executive Officers as a group (8 individuals)	6,506,375	(2)(3)(4)(5)(6)(7)	82.4%

(1)	Percentage is based upon 7,900,869 shares of Common Stock outstanding at March 24, 2005 and 20,000 shares which may be issued under existing Director Stock Options.
(2)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Each of the executive officers of ARI may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of ARI and its subsidiaries, EQK and TRAC. The executive officers of TCI disclaim such beneficial ownership.
(3)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Messrs. Butler, Stokely and Munselle and Ms. Hunt may be deemed to be beneficial owners of such shares by virtue of their positions as directors of ARI. Messrs. Butler, Stokely and Munselle and Ms. Hunt disclaim such beneficial ownership.
(4)	Includes 15,000 shares which may be acquired by Mr. Stokely pursuant to the Director Stock Option Plan.
(5)	Includes 15,000 shares which may be acquired by Mr. White pursuant to the Director Stock Option Plan.
(6)	Includes 5,000 shares which may be acquired by Ms. Hunt pursuant to the Director Stock Option Plan.
(7)	Includes 5,000 shares which may be acquired by Mr. Munselle pursuant to the Director Stock Option Plan.

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

Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties to Regis I and its four hotels to Regis Hotel I, LLC.

Regis I also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

One of TCI’s Directors (Ted Stokely) also serves as a director of IORI. The Director owes fiduciary duties to IORI as well as to TCI under applicable law. At December 31, 2004, TCI owned approximately 24.0% of the outstanding common shares of IORI. Prime also serves as advisor to ARI. All of TCI’s directors also serve as Directors of ARI. Messrs. Branigan, Corna, and Lewis serve as executive officers of ARI and Prime and Messrs. Branigan and Corna serve as executive officers of IORI.

Related Party Transactions

Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

Operating Relationships

In the year ended December 31, 2004, TCI received $69,000 in rent from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

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

In February 2002, a short term working capital loan to BCM for a total of $2.5 million was assumed by TCI. The loan is secured by the Stone Oak Apartments in San Antonio, Texas, and requires all principal and interest due and payable on April 28, 2003. TCI sold Stone Oak Apartments in July 2003 and paid the principal and accrued interest in full.

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

Also in June 2002, TCI purchased five parcels of unimproved land from ARI: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Palm Desert land parcels. The purchase price of the Hollywood Casino land was determined based on an appraised rate of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development and to develop apartments on these four tracts of land. The purchase price for the Marine Creek, Mason Park, Nashville and Palm Desert land parcels was determined based on appraised rates of $2.00, $3.56, $4.00 and $1.48 per square foot, respectively.

In October 2002, a short term working capital loan to BCM for a total of $4.0 million was assumed by TCI. The loan is secured by the Red Cross land, requires quarterly payments and was due in October 2002. This loan was extended to and paid in full in September 2003.

In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura land parcel, from ARI. The purchase price was determined based on an appraised rate of $34.89 per square foot. The business purpose of the transaction was for TCI to construct apartments on the land.

During 2002, TCI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through BCM, in an amount up to $15.0 million, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. Several property transfers from BCM or Prime were made during 2004 and 2003 to reduce the affiliate balance. Each of these transactions was approved by TCI’s Board of Directors.

In March 2003, TCI purchased the Bridgeview Plaza and Cullman shopping centers from ARI for $8.7 million and $2.0 million, respectively, to satisfy debt. The purchase price was determined using a market rate multiple of net operation income. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million in cash on the subsequent financing of the shopping center. See NOTE 2. “REAL ESTATE.”

In March 2003, TCI sold a note receivable for $2.6 million to a third party. The proceeds of this sale were received by BCM. The funds increased TCI’s affiliate receivable from BCM. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In May 2003, TCI sold its Solco-Valley Ranch land parcel. The proceeds of the sale were received by BCM. The funds increased TCI’s affiliate receivable from BCM $2.0 million. See NOTE 2. “REAL ESTATE.”

In June 2003, TCI received the proceeds from the refinancing of an ARI property. This transaction reduced TCI’s affiliate receivables from BCM by $757,000. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

In July 2003, TCI paid $1.7 million to BCM for a pro-rata share of prior year’s legal fees in the defense of Gene Phillips. Mr. Phillips is a related party and advisor to TCI.

In September 2003, TCI sold the Oak Tree Village shopping center to a third party. The proceeds of the sale were received by ARI. The funds were used to increase TCI’s affiliate receivable from Prime by $1.6 million. See NOTE 2. “REAL ESTATE.”

In September 2003, TCI sold Palm Desert land parcel. The proceeds of the sale were received by ARI. The funds increased TCI’s affiliate receivable from Prime by $2.6 million. See NOTE 2. “REAL ESTATE.”

In November 2003, TCI financed the Rasor land parcel. The proceeds of the financing were received by ARI. The funds increased TCI’s affiliate receivable from Prime by $1.2 million. See NOTE 7. “NOTES AND INTEREST PAYABLE.”

In November 2003, ARI paid $6.3 million in principal, accrued interest and closing costs on behalf of TCI as payment of the notes payable on TCI’s Allen land parcels. These funds decreased TCI’s affiliate receivable from Prime.

In November 2003, TCI received ARI’s sales proceeds on the sale of the Confederate Point apartments. $2.1 million was used to pay off TCI’s note receivable from ARI and $1.1 million reduced TCI’s affiliate receivable from Prime. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In December 2003, TCI sold Treehouse Apartments and Parkway Centre to IORI for $11.5 million, including the assumption of debt. This transaction increased TCI’s affiliate receivable from Prime by $4.8 million. See NOTE 2. “REAL ESTATE.”

In December 2003, TCI sold Eagle Crest land to IORI for $4.0 million. This transaction decreased TCI’s intercompany payable to IORI. See NOTE 2. “REAL ESTATE.”

In December 2003, TCI purchased a note receivable from ARI that is secured by a second lien on raw land for $2.4 million. This transaction was approved by TCI’s Board of Directors. TCI’s affiliate receivables from ARI and Prime were reduced by $2.4 million as a result of this transaction. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In December 2003, TCI sold six properties to subsidiaries of United Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million, and Tivoli apartments for $16.1 million. All of the transactions include the assumption of debt and notes receivable to TCI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions will not be recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. All of these transactions were approved by TCI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments and Limestone at Vista Ridge apartments were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the notes associated with the Tivoli apartments and Sendero Ridge apartments.

In December 2003, TCI sold the Lamar/Palmer land parcel to a subsidiary of UHF for $2.0 million in the form of a seller note receivable. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale has recognized and no note receivable has been recorded.

In January 2004, TCI purchased the Vista Ridge land tract from ARI for $2.6 million. This transaction decreased TCI’s affiliate receivable with Prime by $2.6 million. See NOTE 2. “REAL ESTATE.”

In February 2004, TCI incurred a debt for $1.0 million used for the purchase of land by ARI. This transaction increased TCI’s affiliate receivable with Prime by $2.6 million.

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI has a note receivable balance of $270,000 remaining that bears interest at 12.00% and matures in April 2009. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable. See NOTE 2. “REAL ESTATE.”

In May 2004, TCI purchased the Treehouse Apartments from an affiliate with a net purchase price of $7.5 million for the assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado Apartments was not recorded as a sale for accounting purposes. TCI recorded the sale of the Cliffs of El Dorado in May 2004 due to payment received for the Cliffs of El Dorado note receivable. See NOTE 2. “REAL ESTATE.”

In January 2004, TCI purchased the Lacy Longhorn land tract from ARI for $4.5 million. This transaction decreased TCI’s affiliate receivable with Prime by $4.5 million. See NOTE 2. “REAL ESTATE.”

In June 2004, TCI sold Waters Edge IV apartments to ARI for $5.0 million. This transaction increased TCI’s affiliate receivable with Prime by $5.0 million. See NOTE 2. “REAL ESTATE.”

In June 2004, TCI refinanced the 1010 Common office building, Lacy Longhorn land and certain tracts of Marine Creek land. TCI paid-off an existing note payable for ARI for $1.9 million, increasing the affiliate receivable balance by $1.9 million.

In September 2004, TCI sold Limestone Canyon II land to a subsidiary of UHF for $720,000 in the form of a seller note receivable. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded.

In December 2003, TCI’s Board of Directors approved the payment to Regis I of a six percent (6%) construction management fee on all construction projects in progress at December 31, 2003, to be applied to all costs incurred during 2003 on each project. Construction management fees of $5.6 million for 2004 and $4.1 million for 2003 were treated as reductions in the affiliate receivable balance from Prime.

As more fully described in ITEM 2. “PROPERTIES-Real Estate,” TCI is a partner with IORI in Nakash Income Associates. TCI owns 345,728 shares of IORI’s Common Stock, an approximate 24.0% interest. At December 31, 2004, the market value of the IORI common shares was $5.5 million.

At December 31, 2004, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ARI. Prime also serves as advisor to ARI and at March 24, 2005, ARI owned approximately 82.2% of TCI’s outstanding Common Stock. At December 31, 2004, the market value of the ARI common shares owned by TCI was $7.2 million.

In 2004, TCI paid Prime, its affiliates and related parties $8.7 million in advisory, incentive and net income fees, $1.4 million in mortgage brokerage and equity refinancing fees, $422,000 in property acquisition fees, $6.3 million in real estate brokerage commissions, $5.6 million in construction supervision fees and $2.3 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $2.2 million.

In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets or other liabilities. At December 31, 2004, TCI had receivables of $1.4 million from Regis Hotel Corporation. Also at December 31, 2004, TCI owed $829,000, $1.6 million and $260,000 to Prime, Regis I and IORI, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI by Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP for 2004 and 2003:

	2004		2003
Type of Fee	Farmer, Fuqua & Huff	BDO Seidman
Audit Fees	$86,148	$102,184	$219,524
Audit Related Fees	—	—	—
Tax Fees	9,550	50,021	61,093
All Other Fees	—	—	—

Total	$95,698	$152,205	$280,617

The audit fees for 2004 and 2003, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2004 and 2003, respectively, were for services related to federal and state tax compliance and advice. All of TCI’s 2003 accounting fees were paid to BDO Seidman, LLP.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid the principal auditors for services as described in the above table fall under the categories listed below:

Audit Fees.    These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees.    These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees.    These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2004 and 2003 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to preapprove the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a preapproval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be preapproved. Consistent with the SEC rules establishing two different approaches to preapproving non-prohibited services, the Policy of the Audit Committee covers Preapproval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally preapproved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to preapprove services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15. EXHIBITS	AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Operations—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

(c)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description of Exhibit
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
14.0*	Code of Ethics for Senior Financial Officers.
21.0*	Subsidiaries of the Registrant.
31.0*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.
32.0*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2005	By:	/s/ SCOTT T. LEWIS
Scott T. Lewis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2005

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2005

/s/ MARTIN L. WHITE Martin L. White	Director	March 31, 2005

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2005

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2005

/s/ SCOTT T. LEWIS Scott T. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 31, 2005

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2004

Exhibit Number		Description of Exhibit
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
14.0	*	Code of Ethics for Senior Financial Officers.
21.0	*	Subsidiaries of the Registrant.
31.0	*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.
32.0	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.