Form 10-K/A
period 2004-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2005-04-07
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.

Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc.

Commission File No. 001-15663

AMENDMENT #1 FOR ANNUAL REPORT ON 10-K FOR

TRANSCONTINENTAL REALTY INVESTORS, INC.

The undersigned registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

•	Page 18, under “Provision for Asset Impairments” removed “Acres” from the table header near the bottom of the page.

•	Page 31, 3rd paragraph, 1st line, changed “translation”“ to “transaction.”

•	Under the first table “The assets for 2004 include the following properties:” removed “Acres” from table header.

•	Under the second table “The assets for 2003 include the following properties:” removed “Sq. Feet” from table header.

•	Page 33, Under the first table, “The assets for 2003 include the following properties:” removed “Sq. Feet” from table header.

•	Page 75, Note 20, under “Three Months Ended December 31, 2004,” changed Earnings Per Share for Net Income/(Loss) from continuing operations to $.64 instead of ($2.27) and changed Earnings Per Share for Discontinued operations to $3.69 instead of $6.60.

•	Page 99, “Security Ownership of Management,” 1st paragraph, 2nd line, changed the date from “March 18, 2005” to “March 24, 2005.”

•	Page 106, ITEM 15(a) 1, 1st line, “Report of Independent Certified Public Accountants” changed to “Reports of Independent Registered Public Accounting Firms.”

•	Page 115, “Certification” added to top of document.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcontinental Realty Investors, Inc.

Dated: April 7, 2005	By:	/S/ SCOTT T. LEWIS
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

Provision for Asset Impairments.    TCI recorded asset impairments of $6.1 million in 2004, $4.7 million for 2003 and $2.6 million for 2002, representing the write down of certain operating properties to current estimated fair value. The assets for 2004 include the following properties:

Property	Location	Sq. Feet	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	319,234 Sq. Ft.	$8,500	$10,219	$—	$1,720
Harmon	Sterling, VA	72,062 Sq. Ft.	6,500	9,080	320	2,900
Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	5,367	210	1,577

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

Gain on foreign currency transaction was $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty during 2004, which has resulted in TCI recognizing this gain.

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

The assets for 2004 include the following properties:

Property	Location	Sq. Feet	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	$8,500	$10,219	$—	$1,720

It was determined that the fair value of 225 Baronne was less than the current book value due to the pending loss of the anchor tenant. It was determined that future leases on the vacated space will be below market rates and the projected future cash flows of 225 Baronne will not be sufficient to recover the current book value.

The assets for 2003 include the following properties:

Property	Location	Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Red Cross	Dallas, TX	2.89 Acres	8,500	7,679	1,019	198

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

The assets for 2003 include the following properties:

Property	Location	Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Red Cross	Dallas, TX	2.89 Acres	$8,500	$7,679	$1,019	$198

The Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

The assets for 2002 include the following properties:

Property	Location	Units/Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Apple Lane	Lawrence, KS	75 Units	$1,580	$1,593	$238	$251
Fairway View	El Paso, TX	264 Units	5,700	5,242	863	405
Fountains of Waterford	Midland, TX	172 Units	1,900	2,006	285	391
Plantation	Tulsa, OK	138 Units	2,545	3,100	145	700
Sunchase	Odessa, TX	300 Units	4,100	3,479	746	125

Land
Red Cross	Dallas, TX	2.89 Acres	8,400	8,348	758	707

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2004 and 2003 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2004
Rents	$21,781	$22,712	$24,115	$24,351
Property expense	14,130	14,445	15,755	14,847

Operating income	7,651	8,267	8,360	9,504
Interest income	398	1,156	626	1,503
Other income	—	1,248	543	2,530
Gain on land sales	2,106	—	747	4,257
Income (loss) in equity partnerships	(570)	(940)	(197)	210

	1,934	1,464	1,719	8,500
Other expense	16,534	14,315	14,989	23,733
Income tax benefit	—	—	—	10,976

Net loss from continuing operations	(6,949)	(4,584)	(4,910)	5,247
Discontinued operations, net of income tax	9,013	1,595	(5,668)	29,962

Net income (loss)	2,064	(2,989)	(10,578)	35,209
Preferred dividend requirement	(53)	(52)	(53)	(52)

Net income (loss) attributable to Common shares	$2,011	$(3,041)	$(10,631)	$35,157

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.87)	$(.57)	$(.61)	$.64
Discontinued operations	1.12	.20	(.70)	3.69

Net income (loss) applicable to Common shares	$.25	$(.37)	$(1.31)	$4.33

2003 (As Restated)
Rents	$16,105	$17,625	$20,585	$23,486
Property expense	12,235	14,419	12,906	16,202

Operating income	3,870	3,206	7,679	7,284
Interest income	848	660	486	862
Other income	—	—	—	13,019
Gain on land sales	—	384	617	640
Income (loss) in equity partnerships	(1,296)	(296)	(1,174)	(1,525)

	(448)	748	(71)	12,996
Other expense	11,174	8,981	18,208	14,090

Net loss from continuing operations	(7,752)	(5,027)	(10,600)	6,190
Discontinued operations	526	7,132	9,792	412

Net income (loss)	(7,226)	2,105	(808)	6,602
Preferred dividend requirement	(45)	(14)	(7)	(60)

Net income (loss) attributable to Common shares	$(7,271)	$2,091	$(815)	$6,542

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.97)	$(.62)	$(1.32)	$.77
Discontinued operations	.07	.88	1.21	.05

Net income (loss) attributable to Common shares	$(.90)	$.26	$(.11)	$.82

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

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 24, 2005.

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

Report of Independent Registered Public Accounting Firms

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