Form 10-Q
period 2005-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2005-05-16
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐.    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,900,869
(Class)	(Outstanding at May 13, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2005, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
Assets
Real estate held for investment	$740,703	$730,584
Less—accumulated depreciation	(72,517)	(72,284)

	668,186	658,300

Real estate held for sale	64,242	49,878
Real estate subject to sales contract	69,947	70,350

Notes and interest receivable
Performing (including $37,228 in 2005 and $20,925 in 2004 from affiliates and related parties)	52,751	56,630
Non-performing, non-accruing	—	—

	52,751	56,630
Less—allowance for estimated losses	—	—

	52,751	56,630

Investment in real estate entities	19,082	17,582
Marketable equity securities, at market value	7,249	6,580
Cash and cash equivalents	9,833	21,845
Other assets (including $7,467 in 2005 and $1,706 in 2004 from affiliates and related parties)	43,638	39,146

	$934,928	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(Dollars in thousands)

	March 31, 2005	December 31, 2004
Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$543,237	$524,670
Liabilities related to assets held for sale	51,555	59,424
Liabilities related to assets subject to sales contract	59,808	59,977
Other liabilities (including $1,338 in 2005 and $2,282 in 2004 to related parties)	33,063	34,840

	687,663	678,911
Commitments and contingencies

Minority interest	1,075	881

Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $3,000)	—	—
Common stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 shares in 2005 and 2004	81	81
Treasury stock	(3,086)	(3,086)
Paid-in capital	256,652	256,704
Accumulated deficit	(6,567)	(10,915)
Accumulated other comprehensive loss	(890)	(2,265)

	246,190	240,519

	$934,928	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share)

	For the Three Months Ended March 31,
	2005	2004
		As Restated
Property revenue:
Rents	$23,563	$21,086
Property expense:
Property operations (including $1,240 for three months of 2005 and $803 for three months of 2004 to affiliates and related parties)	15,155	13,530

Operating income	8,408	7,556

Land Operations:
Sales	1,003	29,950
Cost of sales	993	22,282
Deferred gain on sale	—	5,562

Gain on Sales	10	2,106

Other income (loss):
Interest (including $550 for three months of 2005 and $201 for three months of 2004 from affiliates and related parties)	845	398
Equity in income (loss) of equity investees	1,191	(570)

	2,036	(172)
Other expense:
Interest	8,752	7,548
Depreciation	3,873	3,906
Advisory fee to affiliate	1,752	1,640
Net income fee to affiliate	325	79
General and administrative (including $475 for three months of 2005 and $478 for three months of 2004 to affiliates and related parties)	1,468	2,957
Minority interest	(155)	324

	16,015	16,454

Net loss from continuing operations before taxes	(5,561)	(6,964)
Income tax benefit	1,946	—

Net loss from continuing operations	(3,615)	(6,964)

Discontinued operations (See Note 9)	9,909	9,029
Less: Income tax expense	(1,946)	—

Net income from discontinued operations	7,963	9,029

Net income	4,348	2,065
Preferred dividend requirement	(52)	(53)

Net income applicable to common shares	$4,296	$2,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2005	2004
		As Restated
Basic earnings per share:
Net loss from continuing operations	$(.46)	$(.93)
Correction of accounting error in prior period	—	.07
Discontinued operations	1.00	1.11

Net income applicable to common shares	$.54	$.25

Diluted earnings per share:
Net loss from continuing operations	$(.46)	$(.93)
Correction of accounting error in prior period	—	.07
Discontinued operations	1.00	1.11

Net income applicable to common shares	$.54	$.25

Weighted average common shares used in computing earnings per share:
Basic	7,900,869	8,113,669
Diluted	7,900,869	8,113,669

Convertible Series C Preferred stock (173,340 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(Dollars in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	7,900,869	$81	$(3,086)	$256,704	$(10,915)	$(2,265)	$240,519

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	706	706
Unrealized gain on marketable securities	—	—	—	—	—	669	669

Net income	—	—	—	—	4,348	—	4,348

							5,723

Series C Preferred Stock cash dividends ($7.00 per share)	—	—	—	(52)	—	—	(52)

Balance, March 31, 2005	7,900,869	$81	$(3,086)	$256,652	$(6,567)	$(890)	$246,190

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
		As Restated
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income	$4,348	$2,065
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities Depreciation and amortization	3,909	5,507
Amortization of deferred borrowing costs	1,121	599
Gain on sale of real estate	(10,368)	(11,906)
Equity in (income) loss of equity investees	(1,191)	570
Loss (income) allocated to minority interest	(155)	324
Decrease (increase) in interest receivable	37	(345)
Decrease in other assets	2,412	47
Decrease in interest payable	(818)	(1,290)
Increase in other liabilities	1,089	15,995

Net cash provided by operating activities	384	11,566

Cash Flows from Investing Activities
Collections on notes receivable	1,374	39
Funding of notes receivable	(647)	(55)
Acquisition of real estate	(7,806)	(14,700)
Real estate improvements	(1,257)	(1,785)
Real estate construction	(13,774)	(53,279)
Proceeds from sale of real estate	13,638	51,844
Distributions from equity investees, net	406	4
Deposits on pending purchases and financings	(671)	(2,594)

Net cash used in investing activities	(8,737)	(20,526)

Cash Flows from Financing Activities
Payments on notes payable	(26,569)	(106,861)
Proceeds from notes payable	31,688	117,137
Payments from (to) advisor	(8,470)	1,070
Deferred financing costs	(308)	(1,489)

Net cash (used in) provided by financing activities	(3,659)	9,857

Net increase (decrease) in cash and cash equivalents	(12,012)	897
Cash and cash equivalents, beginning of period	21,845	6,434

Cash and cash equivalents, end of period	$9,833	$7,331

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$10,780	$10,202

Schedule of non-cash investing and financing activities:
Notes payable assumed on purchase of real estate	7,430	—
Notes payable assumed by buyer on sale of real estate	738	2,825
Notes receivable provided on the sale of real estate	—	9,925
Notes payable proceeds used by affiliate for the purchase of real estate	—	1,000
Real estate purchased from affiliate decreasing affiliate receivable	4,072	2,585

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2004 have been reclassified to conform to the 2005 presentation.

Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of March 31, 2005, ARI owned 82.2% of the outstanding TCI common shares.

Stock-based employee compensation. TCI provides stock options to certain directors. TCI accounts for these stock options using the intrinsic method pursuant to the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, TCI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If TCI had elected to recognize compensation cost for the issuance of options to directors of TCI based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been impacted as follows:

	For the Three Months Ended March 31,
	2005	2004
		As Restated
Net income (loss)
As reported	$4,296	$2,012
Proforma compensation expense, net of tax	154	137

Proforma	$4,142	$1,875

Basic earnings (loss) per share:
As reported	$.54	$.25
Proforma	$.52	$.24
Diluted earnings (loss) per share:
As reported	$.54	$.25
Proforma	$.52	$.24

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2. REAL ESTATE

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/(Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Office Buildings
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	$11,502	$—	$7,430	(1)	4.9	%(2)	05/06

Land
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500		7.0%		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	104	—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.75 Acres	95	101	—		—		—

Second Quarter
Apartments
Foxwood(3)	Memphis, TN	220 Units	6,988	—	5,609	(1)	6.54%		01/08
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817		5.65%		09/46

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.5	%(2)	05/06

Land
Centurion	Tarrant County, TX	12.724 Acres	850	892	—		—		—

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.

In 2004, TCI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/(Received)	Debt Incurred	Interest Rate	Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%	04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80	04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74	08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791	5.85	06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316	5.60	03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779	5.78	06/45

Land
Lubbock	Lubbock, TX	2.866 Acres	224	224	—	—	—
Railroad	Dallas, TX	.293 Acres	708	704	—	—	—
Vista Ridge(2)	Lewisville, TX	14.216 Acres	2,585	—	—	—	—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Property received from ARI for a decrease of $2.6 million to TCI’s affiliate receivable with Prime.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2005, TCI sold the following properties:

Property	Location	Acres/Sq.Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792		$10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		294

Land
Granbury Station	Fort Worth, TX	15.696 Acres	1,003	265	738	(1)	10

Second Quarter
Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.82 Acres	7,674	5,587	1,744		2,394

(1)	Assumed debt.

In 2004, TCI sold the following properties:

Property	Location	Acres/Sq.Ft.	Sales Price	Net Cash Received	Debt Extinguished		Gain on Sale
First Quarter
Office Building
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	$2,650	$216	$2,200		$1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	22,800		5,475

Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,374
Texstar Warehouse(2)	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	—	(3)

Shopping Center
K-Mart(2)	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)(5)	—	(4)

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956	4,088		2,106	(6)
Marine Creek(7)	Ft. Worth, TX	10.73 Acres	1,488	1,198	991		—	(8)
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842	4,450		—

(1)	Assumed debt.
(2)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Excludes a $1.0 million deferred gain from a related party sale.
(4)	Excludes $355,000 deferred gain from a related party sale.
(5)	Failure to notify and receive approval from the lender for this transaction may constitute an even of default under the terms of the debt.
(6)	Excludes a $5.0 million deferred gain due to a portion of the land sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Property sold to Unified Housing Foundation, Inc. (“UHF”), a related party, for cash and a note receivable. See NOTE 6. “RELATED PARTY TRANSACTIONS.”
(8)	Excludes a $581,000 deferred gain from a related party sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

At March 31, 2005, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$19,458	$1,128	$15,500
Bridges on Kinsey	Tyler, TX	232 Units	15,612	469	14,477
Dakota Arms	Lubbock, TX	208 Units	12,970	967	12,549
Kingsland Ranch	Houston, TX	398 Units	24,573	1,081	23,000
Laguna Vista	Farmers Branch, TX	206 Units	3,790	17,315	17,741
Lake Forest	Houston, TX	240 Units	14,137	300	12,815
Parc at Maumelle	Maumelle, AR	240 Units	3,717	14,981	16,829
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,528	1,158	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	16,761	1,341	16,056
Wildflower Villas	Temple, TX	220 Units	11,806	3,790	14,073

For the three months ended March 31, 2005, TCI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to land lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10%, requires semi-annual payments and matures in March 2008. As of March 31, 2005, TCI had not advanced any funds to the borrower. TCI also guaranteed, with full recourse to TCI, an $18 million loan for the borrower which loan is secured by a first lien on the undeveloped land.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to TCI of a 2.0% extension fee.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In March 2002, TCI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of March 2005, TCI has funded $768,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments, and matures in June 2005. As of March 2005, TCI has funded $300,000 of the line of credit.

Related Parties. In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 8.0%), and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 8.0%), and matured in April 2005. This note was extended to April 2008.

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

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all previously wholly-owned subsidiaries of ARI for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI guaranteed that these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets collectively fail to produce the 12.0% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In July 2002, the Woodsong Apartments were sold. TCI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest. In April 2005, TCI completed the purchase of the Foxwood Apartments by recording the asset and removing the note receivable from ARI.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at March 31, 2005 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

TCI’s investment in real estate entities at March 31, 2005, was as follows:

Investee	Percentage of TCI’s Ownership at March 31, 2005	Carrying Value of Investment at March 31, 2005	Market Value of Investment at March 31, 2005
IORI	24.9%	$5,825	$5,635
ARI	6.4%	11,005	6,723
Garden Centura, L.P.	5.0%	1,925	—

		18,755	$12,358

Other		327

		$19,082

Management continues to believe that the market value of each of IORI and ARI undervalues their assets and, therefore, TCI may continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity method investees for the first three months of 2005 and 2004.

	2005	2004
Revenues	$53,372	$32,264
Equity in loss of partnerships	(9)	(1)
Property operating expenses	(25,404)	(26,299)
Depreciation	(2,139)	(2,633)
Interest expense	(7,991)	(10,403)
Income/(loss) before gains on sale of real estate	17,829	(7,072)
Gain on sale of real estate	99	6,987

Net income (loss)	$17,928	$(85)

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $669,000 for the period ending March 31, 2005 due to an increase in market price.

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

In February 2004, TCI received a loan for $1.0 million used for the purchase of land by ARI, increasing the affiliate receivable balance by $1.0 million.

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI still has a note receivable balance of $270,000 that bears interest at 12.0% and matures in April 2009. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In January 2004, TCI purchased 14.216 acres of land from an affiliate with a net purchase price of $2.6 million, decreasing the affiliate receivable balance by $2.6 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table reconciles the beginning and ending Affiliates receivable (payable) balances as of March 31, 2005.

	PRIME	IORI
Balance, December 31, 2004	$(829)	$(260)
Cash transfers	13,650	—
Cash repayments	(5,180)	—
Repayments through property transfers	(1,370)	—
Fees payable to affiliate	(416)	—
Payables clearing through Prime	330	—

Balance, March 31, 2005	$6,185	$(260)

Returns on Metra Properties. In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At March 31, 2005, 12 of the properties remained on TCI’s balance sheet. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company will recognize expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

NOTE 7. NOTES AND INTEREST PAYABLE

In February 2005, TCI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by TCI. At maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 6.5%, requires monthly principal and interest payments, and matured in February 2005. This loan was extended to August 2005.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In 2005, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	$7,197	$6,304	$649	7.25	%(1)	03/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

(1)	Variable rate.

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	$34,000	$36,889	$(4,588)	5.50	%(1)	04/06

Land
Centura Land	Farmers Branch, TX	8.753 Acres	4,485	4,400	(183)	7.00	(1)	11/04	(3)
Hollywood, Dominion & Mira Lago(2)	Farmers Branch, TX	66.085 Acres	6,985	6,222	(67)	7.00	(1)	02/05	(4)

(1)	Variable rate
(2)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(3)	Repaid in February 2005.
(4)	Maturity extended to February 2006.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, equity in loss of equity investees and equity in investees gains on sales of real estate which totaled $2.0 million and $856,000 for the three months ended March 31, 2005 and 2004, respectively. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, advisory and net income fees which totaled $3.4 million and $5.0 million for the three months ended March 31, 2005 and 2004, respectively. Also excluded from segment assets are assets of $132.6 million at March 31, 2005, and $105.5 million at March 31, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Presented below is the operating income of each operating segment for the three months ended March 31, 2005 and 2004, and each segment’s assets at March 31.

Three Months Ended March 31, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$134	$5,921	$16,035	$1,473	$23,563
Property operating expenses	762	3,595	9,555	1,243	15,155

Operating income (loss)	$(628)	$2,326	$6,480	$230	$8,408

Interest	$889	$1,955	$5,566	$342	$8,752
Depreciation	11	1,769	1,913	180	3,873
Real estate improvements	148	1,099	—	10	1,257
Real estate construction	—	—	13,774	—	13,774
Assets	150,277	142,116	475,539	34,443	802,375

Property Sales:	Land	Commercial Properties	Apartments	Hotels	Total
Sales price	$1,003	$15,276	$—	$—	$16,279
Cost of sales	993	4,922	—	—	5,915

Gain on sale	$10	$10,354	$—	$—	$10,364

Three Months Ended March 31, 2004 (As Restated)	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$142	$6,873	$12,909	$1,162	$21,086
Property operating expenses	428	4,174	7,896	1,032	13,530

Operating income (loss)	$(286)	$2,699	$5,013	$130	$7,556

Interest	$621	$1,568	$4,805	$554	$7,548
Depreciation	19	2,005	1,545	337	3,906
Real estate improvements	100	1,445	222	18	1,785
Real estate construction	—	—	53,279	—	53,279
Assets	84,861	244,281	426,208	33,222	788,572

Property Sales:	Land	Commercial Properties	Apartments	Hotels	Total
Sales price	$29,950	$39,600	$—	$—	$69,550
Cost of sales	22,282	29,434	—	—	51,716
Deferred current gain	5,562	1,394	—	—	6,956

Gain on sale	$2,106	$8,772	$—	$—	$10,878

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9. DISCONTINUED OPERATIONS

For the three months ended March 31, 2005 and 2004, income from discontinued operations relates to 9 properties that TCI sold or are to be sold in 2005 and 22 properties that TCI sold during 2004. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2005	2004
Revenue
Rental	$2,961	$9,803
Property operations	2,091	5,224

	870	4,579
Expenses
Interest	1,283	3,748
Depreciation	36	1,602

	1,319	5,350

Net loss from discontinued operations before gains on sale of real estate	(449)	(771)
Gain on sale of operations	10,354	8,772
Equity in investees gain on sale of real estate	4	1,028

Net income from discontinued operations	$9,909	$9,029

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

During the second quarter of 2004, TCI discovered an error in the depreciation calculation for a shopping center TCI had purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years or 480 months. Instead, the property was depreciated over 40 months instead of 480 months, resulting in depreciation expense being overstated since March 2003. The unaudited Consolidated Statements of Operations for the three months ended March 31, 2004, reflect the correction of the impact of this error on depreciation expense of $538,000. TCI does not intend to restate any previously issued Form 10-Q’s or Form 10-K’s for previous periods because, in the opinion of management, the effect is not material to the results of operations for any period previously reported.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of March 31, 2005 is approximately $2.1 million. TCI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $2.3 million through March 31, 2006 for certain partnership obligations.

Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2005, such excess, however, will not be sufficient to discharge all of TCI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and TCI’s 2004 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of TCI’s officers with respect to TCI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on TCI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state and local legislation. For example: Some of TCI’s tenants may not renew expiring leases and TCI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which TCI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and TCI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in TCI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond TCI’s control. Forward looking statements are only expressions of TCI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

TCI reported net income of $4.3 million for the three months ended March 31, 2005, which included the following non-cash charges: depreciation and amortization of $5.0 million, equity income of equity investees of $1.2 million, and gain on sale of real estate of $10.4 million. For the three months ended March 31, 2004, TCI reported net income of $2.1 million, which included the following non-cash charges: depreciation and amortization of $6.1 million, equity loss of equity investees of $570,000 and gain on sale of real estate of $11.9 million.

For the three months ended March 31, 2005, net cash provided by operating activities amounted to $384,000, due to other assets increased by $2.4 million primarily due to a reduction in escrows and deposits, interest payable decreased by $818,000 and other liabilities increased by $1.1 million due to an increase in accrued expenses.

Also for the three months ended March 31, 2005, net cash used in investing activities was $8.7 million primarily due to real estate construction and improvements of $15.0 million, payments for real estate acquisitions of $7.8 million, deposits on pending purchases of $671,000 and additional fundings on notes receivable of $647,000. These outflows for investing activities were offset by the collection of $1.4 million on notes receivable and proceeds from sale of real estate of $13.6 million.

Net cash used in financing activities of $3.7 million was due to proceeds received from the funding or refinancing of notes payable of $31.7 million; offset by cash payments of $26.6 million to paydown existing notes payable, $308,000 for financing costs and $8.5 million in payments made to the advisor.

In the first three months of 2005, TCI sold one office building, one industrial warehouse and one land parcel for a total of $16.3 million, receiving $5.8 million in cash and discharging debt of $8.5 million after the payment of various closing costs.

Also in the first three months of 2005, TCI financed or refinanced two shopping centers for a total of $10.9 million, discharging $9.0 million in debt and receiving $1.3 million in cash.

Further in the first three months of 2005, TCI purchased three parcels of unimproved land and one office building for $18.7 million. TCI paid $4.3 million in cash, including various closing costs and incurred or assumed $10.9 million in debt. TCI also incurred $13.8 million on property construction, of which $12.3 million was funded by debt. For the remainder of 2005 and the first half of 2006, TCI expects to spend an additional $42.5 million on property construction projects, of which $42.1 million will be funded by debt.

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

Related Party Transactions

In February 2004, TCI received a loan for $1.0 million used for the purchase of land by ARI, increasing the affiliate receivable balance by $1.0 million.

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI still has a note receivable balance of $270,000 remaining that bears interest at 12.0% and matures in April 2009. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In January 2004, TCI purchased 14.216 acres of land from an affiliate with a net purchase price of $2.6 million, decreasing the affiliate receivable balance by $2.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At March 31, 2005, 12 of the properties remained on TCI’s balance sheet.

Results of Operations

TCI had net income of $4.3 million in the period ended March 31, 2005, including gains on the sale of real estate totaling $10.4 million and a loss from discontinued operations of $449,000, compared to net income of $2.0 million in the corresponding period in 2004, including gains on real estate of $10.9 million, a loss from discontinued operations of $771,000 and $1.0 million gain on sale of real estate by equity investees. Fluctuations in this and other components of revenues and expense between the 2005 and 2004 periods are discussed below.

Rents in the period ended March 31, 2005, increased to $23.6 million compared to $21.1 million in 2004. This increase is mainly due to additional rental income from the completion of apartment construction projects over the past four years and from slightly higher room revenues from TCI’s hotels. These gains were offset by a decrease in commercial revenues due to lower occupancies.

Property operations expense increased to $15.2 million in the period ended March 31, 2005, compared to $13.5 million in 2004. This increase is mainly due to the completion of apartment construction projects over the past four years, offset by lower commercial expenses due to lower occupancies. Property operations expenses for the remaining quarters of 2005 may continue to increase as TCI continues to finish construction of new apartment projects.

Interest income increased to $845,000 in the period ended March 31, 2005, compared to $398,000 in 2004. The increase is primarily due to additional interest from an increase in the outstanding notes receivable balances from March 2004 and from additional interest on variable rate notes due to increases in the prime rate during 2004 and 2005.

Equity income of investees was $1.2 million in the period ended March 31, 2005, compared to equity in loss of equity investees of $570,000 in 2004. ARI and IORI both recognized income from operations in the first quarter of 2005 compared to losses in the first quarter of 2004.

Interest expense increased to $8.8 million in the period ended March 31, 2005, from $7.5 million in 2004. This increase is mainly due to the completion of apartment construction projects over the past four years, plus additional interest from land loans due to new land purchases in 2004 and 2005.

Net income fee due to affiliate in the period ended March 31, 2005 was $325,000, as compared to $79,000 in 2004. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI had higher net income for the three months ended March 31, 2005 compared to the same period in 2004.

General and administrative expenses decreased to $1.5 million in the period ended March 31, 2005, from $3.0 million in 2004. The decrease was mainly due to lower spending on legal fees, lower state and franchise income taxes and lower cost reimbursements to Prime.

In the three months of 2005, gains on sale of real estate totaling $10.4 million were recognized, including $10.1 million on the sale of Institute Place, $294,000 on the sale of the 5700 Tulane industrial warehouse and $10,000 on the sale of Granbury Station land.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes, after the use of net operating loss carryforwards, in the first three months of 2005 and the first three months of 2004; therefore, it recorded no provision for income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2005, TCI had a net deferred tax asset of $45.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2005, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$148,034	6.26%	$1,480

Total decrease in TCI’s annual net income			$1,480

Per share			$.19

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

There have been no significant changes in TCI’s internal controls over financial reporting during the quarter ending March 31, 2005, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Innovo Realty, Inc. On August 10, 2004, three entities, including Transcontinental Realty Investors, Inc. (the “Company”), instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Herbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management, Inc., Defendants. The Plaintiffs’ complaint alleges that a former director of American Realty Investors, Inc. (“ARI”), and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which were affiliates of, or are controlled by, the former director of the Company. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company will recognize expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

Sunset Management LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management LLC, Income Opportunity Realty Investors, Inc., United Housing Foundation (“United”), Inc., Regis Realty, Inc., the Company, the Company’s current directors and officers and others. Sunset’s complaint filed as Case No. 304CV02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al., raises a number of allegations previously raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants on November 8, 2004 filed a Motion to Dismiss pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exceptions for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. One of the individual Defendants also filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel. On January 4, 2005, the Defendants filed a Motion to Stay Discovery and for Protective Order, which Motion was granted on March 30, 2005 by the issuance of an Order of the Court granting the Motion for Protective Order and staying all discovery in the action pending further Order of the Court, if appropriate, following the Court’s ruling on the Defendants’ Motion to Dismiss. On March 28, 2005, Sunset also filed a Petition for Writ of Mandamus in the United States District Court for the Eastern District of Texas, Sherman Division, seeking a Writ of Mandamus to be issued by the Court directing the bankruptcy judge in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, in the case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11, and American Realty Trust, Inc., et al. v. Sunset Management LLC, Adversary Proceeding No. 03-4256, to rule on pending Motions for Summary Judgment within twenty days thereof. On April 11, 2005, the United States District Court for the Eastern District of Texas, Sherman Division, entered its Order denying Sunset’s Petition for Writ of Mandamus. On May 6, 2005, in the bankruptcy case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11 pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Sunset filed a Motion for Allowance of Claim, Determination of the Value of its Lien, Allowance of Deficiency as an Unsecured Claim and Abandonment of Cash Collateral to Sunset. Such Motion seeks an Order (i) estimating and determining the allowed amount of Sunset’s claim for purposes of distribution, (ii) determining the method of value in Sunset’s secured claim, (iii) determining the value of the lien held by Sunset, (iv) declaring that Sunset’s claim is secured in the amount determined, (v) allowing Sunset a deficiency claim for the unsecured portion of its claim, and (vi) ordering a distribution to Sunset of the proceeds received by the Debtor from a specified note.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, Registrant did not purchase any of its equity securities. The following table sets forth a summary by month for the quarter the items described and the number of shares remaining to be purchased under a share repurchase program of the Registrant as of the end of each month.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of December 31, 2004				219,090
January 1-31, 2005	—	$—	—	219,090
February 1-28, 2005	—	—	—	219,090
March 1-31, 2005	—	—	—	219,090

Total	—	$—	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 16, 2005	By:	/s/ Ted P. Stokely
Ted P. Stokely
Chairman of the Board

	By:	/s/ Samuel C. Perry
Samuel C. Perry
Controller (Acting Principal Financial and Accounting Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2005

Exhibit Number	Description	Page Number
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	28

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30