Form 10-Q
period 2005-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2005-08-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,900,869
(Class)	(Outstanding at August 12, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the six months ended June 30, 2005, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share)

	June 30, 2005	December 31, 2004
Assets
Real estate held for investment	$767,860	$730,584
Less—accumulated depreciation	(76,335)	(72,284)

	691,525	658,300
Real estate held for sale	43,866	49,878
Real estate subject to sales contract	69,544	70,350

Notes and interest receivable
Performing (including $34,419 in 2005 and $20,925 in 2004 from affiliates and related parties)	52,854	56,630
Non-performing, non-accruing	—	—

	52,854	56,630
Less—allowance for estimated losses	—	—

	52,854	56,630

Investment in real estate entities	19,045	17,582
Marketable equity securities, at market value	7,507	6,580
Cash and cash equivalents	9,824	21,845
Other assets (including $2,686 in 2005 and $1,770 in 2004 from affiliates and related parties)	42,837	39,146

	$937,002	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS-Continued

(Dollars in thousands, except per share)

	June 30, 2005	December 31, 2004
Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable	$548,053	$524,670
Liabilities related to assets held for sale	52,897	59,424
Liabilities related to assets subject to sales contract	59,679	59,977
Other liabilities (including $656 in 2005 and $4,999 in 2004 to affiliates and related parties)	32,494	34,840

	693,123	678,911
Commitments and contingencies

Minority interest	1,147	881

Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 in 2005 and 8,113,669 shares in 2004	81	81
Paid-in capital	256,599	256,704
Treasury stock	(3,086)	(3,086)
Accumulated deficit	(10,234)	(10,915)
Accumulated other comprehensive loss	(628)	(2,265)

	242,732	240,519

	$937,002	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Property revenue:
Rents	$26,164	$21,811	$50,002	$42,678
Property expense:
Property operations (including $2,524 for six months of 2005 and $2,288 for six months of 2004 to affiliates and related parties)	16,406	13,787	31,673	27,223

Operating income	9,758	8,024	18,329	15,455

Land Operations:
Sales	7,674	—	8,677	28,462
Cost of Sales	5,280	—	6,273	21,374
Deferred Gain on Sale	—	—	—	4,982

Gain on Sales	2,394	—	2,404	2,106

Other income (loss):
Interest (including $1,164 for six months of 2005 and $310 for six months of 2004 from affiliates and related parties)	1,051	1,155	1,897	1,554
Gain on foreign currency transaction	228	1,249	228	1,249
Dividends received	234	—	234	—
Equity in income/(loss) of equity investees	(45)	(939)	1,146	(1,510)

	1,468	1,465	3,505	1,293

Other expense:
Interest	9,917	7,147	18,698	14,505
Depreciation	3,998	3,912	7,910	7,705
Advisory fee to affiliates	1,785	1,604	3,538	3,243
Net income fee to affiliate	(325)	(79)	—	—
General and administrative (including $1,276 for six months of 2005 and $1,269 for six months of 2004 to affiliates and related parties)	1,911	972	3,394	3,929
Minority interest	181	388	26	713

	17,467	13,944	33,566	30,095

Net loss from continuing operations before taxes	(3,847)	(4,455)	(9,328)	(11,241)
Add: Income tax benefit	1,346	1,559	3,265	3,934

Net loss from continuing operations	(2,501)	(2,896)	(6,063)	(7,307)

Discontinued operations (See Note 10)	179	1,468	10,009	10,317
Less: Income tax expense	(1,346)	(1,559)	(3,265)	(3,934)

Net income/(loss) from discontinued operations	(1,167)	(91)	6,744	6,383

Net income (loss)	(3,668)	(2,987)	681	(924)
Preferred dividend requirement	(53)	(53)	(105)	(105)

Net income (loss) applicable to common shares	$(3,721)	$(3,040)	$576	$(1,029)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS-Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net loss from continuing operations	$(.32)	$(.37)	$(.78)	$(.90)
Discontinued operations	(.15)	(.01)	.85	.78

Net income (loss) applicable to common shares	$(.47)	$(.38)	$.07	$(.12)

Diluted earnings per share:
Net loss from continuing operations	$(.32)	$(.37)	$(.78)	$(.90)
Discontinued operations	(.15)	(.01)	.85	.78

Net income (loss) applicable to common shares	$(.47)	$(.38)	$.07	$(.12)

Weighted average common shares used in computing earnings per share:
Basic	7,900,869	8,113,669	7,900,869	8,113,669
Diluted	7,900,869	8,113,669	7,900,869	8,113,669

Convertible Series C Preferred stock (153,398 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

(Dollars in thousands)

	Common Stock		Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	7,900,869	$81	$(3,086)	$256,704	$(10,915)	$(2,265)	$240,519

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	711	711
Unrealized gain on marketable securities	—	—	—	—	—	926	926

Net income	—	—	—	—	681	—	681

							2,318
Series C Preferred Stock cash dividends ($7.00 per share)	—	—	—	(105)	—	—	(105)

Balance, June 30, 2005	7,900,869	$81	$(3,086)	$256,599	$(10,234)	$(628)	$242,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income/(loss)	$681	$(924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,019	10,879
Amortization of deferred borrowing costs	2,149	1,474
Gain on sale of real estate	(15,643)	(14,151)
Equity in (income)/loss of equity investees	(1,146)	1,510
Gain on foreign currency transaction	(228)	(1,249)
Provision for asset impairment	1,580	—
Loss allocated to minority interest	26	713
Decrease (increase) in interest receivable	1,917	(846)
Decrease in other assets	554	7,378
Decrease in interest payable	(237)	(1,353)
Increase/(decrease) in other liabilities	2,233	(840)

Net cash provided by (used in) operating activities	(95)	2,591

Cash Flows from Investing Activities
Collections on notes receivable	3,655	79
Funding of notes receivable	(2,048)	(55)
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(23,633)	(19,030)
Real estate improvements	(2,197)	(2,332)
Real estate construction	(21,832)	(99,125)
Proceeds from sale of real estate	40,203	70,400
Distributions from equity investees, net	313	47
Deposits on pending purchases and financings	(4,345)	(2,976)

Net cash used in investing activities	(9,884)	(52,992)

Cash Flows from Financing Activities
Payments on notes payable	(50,418)	(131,315)
Proceeds from notes payable	58,596	175,171
Dividends paid to preferred shareholders	(53)	(60)
Payments from (to) advisor	(8,746)	6,465
Deferred financing costs	(1,421)	(1,614)

Net cash (used in)/provided by financing activities	(2,042)	48,647

Net decrease in cash and cash equivalents	(12,021)	(1,754)
Cash and cash equivalents, beginning of period	21,845	6,434

Cash and cash equivalents, end of period	$9,824	$4,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued

(Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$19,706	$22,140

Schedule of noncash investing and financing activities:
Notes payable assumed on purchase of real estate	13,006	5,027
Notes payable assumed by buyer on sale of real estate	738	13,148
Notes receivable provided on sale of real estate	—	9,925
Note payable proceeds used by affiliate for purchase of real estate	—	1,000
Note payable proceeds used by affiliate for payment of debt	—	1,851
Real estate purchased from affiliate decreasing affiliate receivable	1,631	7,059
Real estate received from affiliate as payment of debt	—	5,000
Subsidiary purchased from affiliate decreasing affiliate receivable	4,101	—
Acquisition of real estate to satisfy note receivable	4,207	—
Unrealized foreign currency translation gain	711	—
Unrealized gain on marketable securities	926	397
Unrealized foreign currency translation loss	—	1,153
Asset impairment write-down	1,580	—
Note payable paid by affiliate	—	10,823

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”) is a Nevada corporation and successor to a California business trust which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases, and partnerships. TCI also invests in mortgage loans on real estate.

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

Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of June 30, 2005, ARI owned 82.2% of the outstanding TCI common shares.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(3,668)	$(2,987)	$681	$(924)
Proforma compensation expense, net of tax	—	—	154	137

Proforma	$(3,668)	$(2,987)	$527	$(1,061)

Basic earnings (loss) per share:
As reported	$(.47)	$(.38)	$.07	$(.12)
Proforma	$(.47)	$(.38)	$.05	$(.13)
Diluted earnings (loss) per share:
As reported	$(.47)	$(.38)	$.07	$(.12)
Proforma	$(.47)	$(.38)	$.05	$(.13)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

NOTE 2. REAL ESTATE

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)		Debt Incurred		Interest Rate		Maturity Date
First Quarter
Office Buildings
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	$11,502	$—		$7,430	(1)	4.90	%(2)	05/06

Land
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101		3,500		7.00		07/05	(8)
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	104		—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.75 Acres	95	101		—		—		—

Second Quarter
Apartments
Foxwood(3)	Memphis, TN	220 Units	6,988	—		5,609	(1)	6.54		01/08
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)		817		5.65		09/46
Mission Oaks(4)	San Antonio, TX	228 Units	573	573		—		5.30		09/46

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715		6,500		7.50	(2)	05/06

Land
Alliance Airport (formerly Centurion)	Tarrant County, TX	12.724 Acres	850	892		—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.02 Acres	2,000	2,101		—		—		—
Southwood(5)	Tallahassee, FL	12.95 Acres	525	555		—		—		—
West End(6)	Dallas, TX	.158 Acres	49	52		—		—		—

Third Quarter
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464		1,774		5.50		01/47

Land
Luna	Farmers Branch, TX	2.606 Acres	250	257		—		—		—
Senlac	Farmers Branch, TX	11.94 Acres	625	643	(7)	—		—		—
Whorton	Benton County, AR	79.68 Acres	4,332	702		3,828		6.08		01/07

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Funds for purchase were provided by ARI, a related party.
(8)	Debt was extended to April 2006, with an increase in the interest rate to 8.0%.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

In 2004, TCI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	$729	$(164)	$729		5.80%	04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74	08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85	06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60	03/45
Stonebridge at City Park (formerly 288 City Park)(1)	Houston, TX	240 Units	3,056	612	2,444		5.95	04/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78	06/45

Land
Lubbock	Lubbock, TX	2.866 Acres	224	224	—		—	—
Railroad	Dallas, TX	.293 Acres	708	704	—		—	—
Vista Ridge(2)	Lewisville, TX	14.216 Acres	2,585	—	—		—	—

Second Quarter
Apartments
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99	10/45
Treehouse(3)	Irving, TX	160 Units	8,017	(498)	5,027	(5)	5.00	08/13

Land
Rogers land	Rogers, AR	20.08 Acres	1,390	619	1,130		10.50	04/05	(6)
Cooks Lane land	Ft. Worth, TX	23.242 Acres	1,000	1,034	—		—	—
Lacy Longhorn land(4)	Rogers, AR	17.115 Acres	4,474	—	—		—	—

(1)	Land purchased for apartment construction.
(2)	Property received from ARI, a related party, for a decrease of $2.6 million to TCI’s affiliate receivable with Prime.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(4)	Property received from ARI, a related party, for a decrease of $4.5 million to TCI’s affiliate receivable with Prime.
(5)	Assumed debt.
(6)	Debt paid off in March 2005.

In 2005, TCI sold the following properties:

Property	Location	Acres/Sq.Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792		$10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		294

Land
Granbury Station	Fort Worth, TX	15.696 Acres	1,003	265	738	(1)	10

Second Quarter
Office Building
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,366	6,506		2,162
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253	961		919
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114	3,284		(199)

Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.82 Acres	7,674	5,587	1,744		2,394

(1)	Assumed debt.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

In 2004, TCI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres	Sales Price	Net Cash Received		Debt Extinguished		Gain on Sale
First Quarter
Office Building
Brandeis	Omaha, NE	319,324 Sq. Ft.	$—	$—		$8,750	(1)	$(92)
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216		2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		5,475

Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,374
Texstar Warehouse(2)	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)(5)	—	(3)

Shopping Center
K-Mart(2)	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)(5)	—	(4)

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956		4,088		2,106	(6)
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842		4,450		—

Second Quarter
Apartments
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(6)	5,531		1,136
Waters Edge IV(7)	Gulfport, MS	80 Units	5,000	—		—		—	(8)
Cliffs of El Dorado(9)	McKinney, TX	208 Units	13,442	10		10,323		—	(10)

Office Buildings
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667		3,772		328
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		345

(1)	Assumed debt.
(2)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Excludes a $1.0 million deferred gain from a related party sale.
(4)	Excludes $355,000 deferred gain from a related party sale.
(5)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(6)	Excludes a $5.0 million deferred gain due to a portion of the land sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(7)	Property sold to ARI, a related party, for a reduction of $5.0 million to the affiliate payable balance with Prime.
(8)	Excludes a $494,000 deferred gain from a related party sale.
(9)	Property initially sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See Note 6. “RELATED PARTIES.”
(10)	Excludes a $1.7 million deferred gain from a related party sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

At June 30, 2005, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Kingsland Ranch	Houston, TX	398 Units	24,539	1,115	23,000
Laguna Vista	Farmers Branch, TX	206 Units	4,799	16,306	17,741
Mission Oaks	San Antonio, TX	228 Units	611	16,858	15,636
Parc at Maumelle	Maumelle, AR	240 Units	4,615	14,084	16,829
Parc at Metro Center	Nashville, TN	144 Units	1,935	10,680	11,141
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,631	1,056	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	17,022	1,079	16,056

For the six months ended June 30, 2005, TCI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas and the 220 unit Wildflower Villas in Temple, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Unless noted, all of TCI’s notes receivables are secured by real estate assets or ownership in or membership rights of the purchaser’s entity.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to land lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10%, requires semi-annual payments, and matures in March 2008. As of June 30, 2005, TCI had advanced $656,000 to the borrower. TCI also guaranteed, with full recourse to TCI, an $18 million loan for the borrower which loan is secured by a first lien on the undeveloped land. In June 2005, TCI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrowers. These secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans are in the process of being extended.

In December 2004, TCI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. TCI has certain obligations to fund the partnership for certain rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through June 30, 2005, TCI has funded $1.2 million of these obligations and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to TCI of a 2.0% extension fee.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments, and originally matured in January 2003. TCI funded a total of $4.3 million on this note. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004.

In March 2002, TCI sold the 174,513 Sq.Ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of June 2005, TCI has funded $896,000 of the additional line of credit.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments, and matured in June 2005. This loan was extended to June 2006. As of June 2005, TCI has funded $300,000 of the line of credit.

Related Party. In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 8.5%), and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 8.5%), and matured in April 2005. This note was extended to April 2008.

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI still had a note receivable balance of $270,000 that bore interest at 12.0% and matured in April 2009. This note was paid in full, including accrued interest, in August 2005. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

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

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all previously wholly-owned subsidiaries of ARI for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI guaranteed that these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets collectively fail to produce the 12.0% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In July 2002, the Woodsong Apartments were sold. TCI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments, and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest. In April 2005, TCI completed the purchase of the Foxwood Apartments by recording the asset and removing the note receivable from ARI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at June 30, 2005 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at June 30, 2005, was as follows:

Investee	Percentage of TCI’s Ownership at June 30, 2005	Carrying Value of Investment at June 30, 2005	Market Value of Investment at June 30, 2005
IORI	24.9%	$5,978	$10,372
ARI	6.4%	10,808	7,447
Garden Centura, L.P.	5.0%	1,925	—

		18,711	$17,819

Other		335

		$19,046

Management continues to believe that the market value of ARI undervalues its assets and, therefore, TCI may continue to increase its ownership in this entity.

Set forth below is summarized results of operations of equity investees for the first six months of 2005 and 2004.

	2005	2004
Revenues	$83,768	$62,503
Equity in gain/(loss) of equity investees	(28)	10
Property operating expenses	(49,903)	(57,975)
Depreciation	(4,209)	(5,237)
Interest expense	(14,223)	(19,960)

Income/(loss) before gains on sale of real estate	15,405	(20,659)
Gain on sale of real estate	72	12,378

Net income (loss)	$15,477	$(8,281)

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $926,000 for the six month period ending June 30, 2005 due to an increase in market price.

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

In August 2005, TCI purchased a piece of land from a third party for $625,000. Funds of $590,000 used for this purchase were provided by an affiliate, which TCI will reimburse in full.

In June 2005, TCI purchased a subsidiary of a related party for $4.1 million, decreasing the affiliate receivable by $4.1 million.

In June 2004, TCI purchased 17.115 acres of land from an affiliate with a net purchase price of $4.5 million, decreasing the affiliate receivable balance by $4.5 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

In June 2004, TCI sold apartments to an affiliate with a net purchase price of $5.0 million, increasing the affiliate receivable balance by $5.0 million.

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

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI still had a note receivable balance of $270,000 that bore interest at 12.0% and matured in April 2009. This note was paid in full, including accrued interest, in August 2005. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In January 2004, TCI purchased 14.216 acres of land from an affiliate with a net purchase price of $2.6 million, decreasing the affiliate receivable balance by $2.6 million.

The following table reconciles the beginning and ending affiliates receivable balances as of June 30, 2005.

	PRIME	IORI
Balance, December 31, 2004	$(829)	$(260)
Cash transfers	28,160	—
Cash repayments	(19,414)	260
Repayments through property transfers	(5,733)	—
Fees payable to affiliate	(416)	—
Payables clearing through Prime	(293)	—

Balance, June 30, 2005	$1,475	$—

At June 30, 2005, TCI’s other assets includes $1.2 million due from an affiliate for rent. In addition, at June 2005, TCI owed $656,000 to Regis Property Management for management fees and sales commissions.

Returns on Metra Properties. In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At March 31, 2005, 12 of the properties remained on TCI’s balance sheet. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of preferential returns, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company recognized expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

NOTE 7. NOTES AND INTEREST PAYABLE

In July 2005, TCI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1%, which is currently 7.5%, requires interest only payments and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. The current amount available for use under the line of credit is $5.8 million.

In May 2005, TCI received a loan in the amount of $4.0 million. The note bears interest at the prime rate plus 2.0%, which is currently 8.5%, requires monthly interest only payments and matures in one year. The loan is collateralized by TCI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

In February 2005, TCI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments, and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by TCI. Anytime before maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 7.0%, requires monthly principal and interest payments, and matured in February 2005. This loan was extended to August 2005.

In 2005, TCI refinanced or financed the following properties:

Property	Location	Sq.Ft./Units/ Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	$7,197	$6,304	$649	7.25	%(1)	03/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotel
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Third Quarter
Land
Alliance Airport(2)	Tarrant County, TX	12.724 Acres	553	—	540	7.25	(1)	01/07
DeSoto Ranch(2)	DeSoto, TX	21.879 Acres	1,635	1,271	336	7.25	(1)	01/07
West End(2)	Dallas, TX	6.324 Acres	2,000	—	1,951	7.25	(1)	01/07

(1)	Variable rate.
(2)	Drawn on the $10 million line of credit for land acquisition and financing.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./Acres/Units	Debt Incurred		Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
First Quarter
Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	$34,000		$36,889	$(4,588)	5.50	%(1)	04/06

Land
Centura Land	Farmers Branch, TX	8.753 Acres	4,485		4,400	(183)	7.00	(1)	11/04	(3)
Hollywood, Dominion & Mira Lago(2)	Farmers Branch, TX	66.085 Acres	6,985		6,222	(67)	7.00	(1)	02/05	(4)

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(5)	8,000	7,829	4.03	(1)	07/07

Land
Marine Creek	Fort Worth, TX	28.437 Acres	1,785	(5)	—	1,746	4.03	(1)	07/07
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(5)	—	78	4.03	(1)	07/07

(1)	Variable rate.
(2)	The Hollywood Casino, Dominion, and Mira Lago tracts are cross collateralized.
(3)	Repaid in February 2005.
(4)	Maturity extended to February 2006.
(5)	The 1010 Common office building, certain tracts of Marine Creek land and the Lacy Longhorn land are cross collateralized.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, gain on foreign currency transaction, dividends received, equity in income/(loss) of equity investees and equity in investees gains on sales of real estate which totaled $1.7 million and $3.5 million for the three and six months ended June 30, 2005, and $1.9 million and $2.8 million for the three and six months ended June 30, 2004, respectively. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, advisory and net income fees which totaled $3.6 million and $7.0 million for the three and six months ended June 30, 2005, and $2.9 million and $7.9 million for the three and six months ended June 30, 2004, respectively. Also excluded from segment assets are assets of $132.1 million at June 30, 2005, and $98.7 million at June 30, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2005 and 2004, and each segment’s assets at June 30.

Three Months Ended June 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$148	$5,802	$17,078	$3,136	$26,164
Property operating expenses	607	3,781	10,432	1,586	16,406

Operating income (loss)	$(459)	$2,021	$6,646	$1,550	$9,758

Interest	$748	$1,964	$6,733	$472	$9,917
Depreciation	(6)	1,768	2,056	180	3,998
Real estate improvements	275	711	—	8	994
Real estate construction	—	—	8,011	—	8,011
Assets	151,065	125,956	494,751	33,163	804,935

Property Sales:	Land	Commercial Properties	Apartments	Hotels	Total
Sales price	$7,674	$21,401	$—	$—	$29,075
Cost of sales	5,280	18,519	—	—	23,799

Gain on sale	$2,394	$2,882	$—	$—	$5,276

Three Months Ended June 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$181	$6,584	$12,335	$2,711	$21,811
Property operating expenses	425	4,133	7,512	1,717	13,787

Operating income (loss)	$(244)	$2,451	$4,823	$994	$8,024

Interest	$890	$1,743	$4,306	$208	$7,147
Depreciation	11	1,942	1,507	452	3,912
Real estate improvements	206	341	—	—	547
Real estate construction	—	—	45,846	—	45,846
Assets	99,904	226,723	440,668	33,164	800,459

Property Sales:
Sales price	$—	$10,675	$27,092	$—	$37,767
Cost of sales	—	10,002	23,783	—	33,785
Deferred current gain	—	—	2,173	—	2,173

Gain on sale	$—	$673	$1,136	$—	$1,809

Six Months Ended June 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$282	$12,016	$32,808	$4,896	$50,002
Property operating expenses	1,369	7,364	19,764	3,176	31,673

Operating income (loss)	$(1,087)	$4,652	$13,044	$1,720	$18,329

Interest	$2,249	$3,135	$12,425	$889	$18,698
Depreciation	(3)	3,619	3,934	360	7,910
Real estate improvements	423	1,756	—	18	2,197
Real estate construction	—	—	21,832	—	21,832
Assets	151,065	125,956	494,751	33,163	804,935

Property Sales:
Sales price	$8,677	$36,677	$—	$—	$45,354
Cost of sales	6,273	23,441	—	—	29,714

Gain on sale	$2,404	$13,236	$—	$—	$15,640

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

Six Months Ended June 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$323	$13,188	$24,957	$4,210	$42,678
Property operating expenses	852	8,015	15,200	3,156	27,223

Operating income (loss)	$(529)	$5,173	$9,757	$1,054	$15,455

Interest	$1,512	$3,216	$9,015	$762	$14,505
Depreciation	22	3,879	3,015	789	7,705
Real estate improvements	306	1,786	222	18	2,332
Real estate construction	—	—	99,125	—	99,125
Assets	99,904	226,723	440,668	33,164	800,459

Property Sales:
Sales price	$28,462	$50,275	$27,092	$—	$105,829
Cost of sales	21,374	39,437	23,783	—	84,594
Deferred current gain	4,982	1,394	2,173	—	8,549

Gain on sale	$2,106	$9,444	$1,136	$—	$12,686

NOTE 9. PROVISION FOR ASSET IMPAIRMENT

For the three and six months ending June 30, 2005, TCI recorded an asset impairment of $1.6 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

Property	Location	Units	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Bay Walk/Island Bay	Galveston, TX	650 Units	$25,000	$25,598	$982	$1,580

The Bay Walk and Island Bay Apartments are under contract to sell together and the contractual sales price was used as fair value. The costs to sell are estimated closing costs and commission to be paid by TCI.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED STATEMENTS-Continued

For the six months ended June 30, 2005 and 2004, income from discontinued operations relates to 11 properties TCI sold or are to be sold in 2005 and 35 properties TCI sold during 2004 and 2005 or are to be sold in 2005. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Rental	$2,577	$8,223	$5,263	$18,244
Property operations	2,009	5,106	3,974	10,422

	568	3,117	1,289	7,822
Expenses
Interest	1,579	2,436	2,831	6,377
Depreciation	112	1,458	109	3,172

	1,691	3,894	2,940	9,549

Net income (loss) from discontinued operations before gains on sale of real estate	(1,123)	(777)	(1,651)	(1,727)
Gain on sale of operations	2,882	1,809	13,236	10,580
Write-down of assets held for sale	(1,580)	—	(1,580)	—
Equity in investees gain on sale of real estate	—	436	4	1,464

Net income from discontinued operations	$179	$1,468	$10,009	$10,317

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in 12 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining at June 30, 2005 is approximately $2.4 million. TCI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through June 30, 2006, for certain partnership obligations.

Commitments. In June 2005, TCI deposited $1.8 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the Southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased.

Liquidity. Although management anticipates that TCI will generate excess cash from operations in 2005, such excess, however, will not be sufficient to discharge all of TCI’s debt obligations as they mature. Management intends to selectively sell income producing real estate, refinance real estate, and incur additional borrowings against real estate to meet its cash requirements.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

Guarantees. In June 2005, TCI guaranteed a loan of $1.6 million for a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

In February 2004, various subsidiaries of TCI guaranteed a $10 million line of credit for its parent, ARI. The subsidiaries of TCI also pledged and assigned assets, in the form of securities and partnership interests in construction properties, as additional collateral for this line of credit.

NOTE 12. SUBSEQUENT EVENTS

Events occurring after the date of these financial statements are included within each note, as appropriate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and TCI’s 2004 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of TCI’s officers with respect to TCI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on TCI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state, and local legislation. For example: Some of TCI’s tenants may not renew expiring leases and TCI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which TCI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and TCI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in TCI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond TCI’s control. Forward looking statements are only expressions of TCI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

Introduction

TCI invests in real estate through acquisitions, leases, and partnerships. TCI may also invest in mortgage loans. TCI is the successor to a business trust organized on September 6, 1983, and commenced operations on January 31, 1984.

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

Liquidity and Capital Resources

TCI reported net income of $681,000 for the six months ended June 30, 2005, which included the following non-cash charges: depreciation and amortization of $10.2 million, equity income of equity investees of $1.1 million, gain on sale of real estate of $15.6 million, gain on foreign currency transaction of $228,000 and a provision for asset impairment of $1.6 million. For the six months ended June 30, 2004, TCI reported a net loss of $924,000, which included the following non-cash charges: depreciation and amortization of $12.4 million, equity loss of equity investees of $1.5 million and gain on sale of real estate of $14.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the six months ended June 30, 2005, net cash used in operating activities amounted to $95,000, due to a decrease in interest receivable of $1.9 million from interest payments made during 2005, a decrease in other assets of $554,000 and an increase in other liabilities of $2.2 million due to increases in payables and accrued expenses.

Also for the six months ended June 30, 2005, net cash used in investing activities was $9.9 million primarily due to real estate construction and improvements of $24.0 million, payments for real estate acquisitions of $23.6 million, deposits on pending purchases of $4.3 million and additional fundings on notes receivable of $2.0 million. These outflows for investing activities were offset by the collection of $3.7 million on notes receivable and proceeds from sale of real estate of $40.2 million.

Net cash used in financing activities of $2.0 million was due to proceeds received from the funding or refinancing of notes payable of $58.6 million; offset by cash payments of $50.4 million to paydown existing notes payable, $1.4 million for financing costs and $8.7 million in payments made to the advisor.

In the first six months of 2005, TCI sold four office buildings, one industrial warehouse, and three land parcels for a total of $45.4 million, receiving $19.9 million in cash and discharging debt of $21.0 million after the payment of various closing costs.

Also in the first six months of 2005, TCI financed or refinanced three apartments, one office building, one shopping center and a hotel for a total of $18.6 million, discharging $12.5 million in debt and receiving $5.0 million in cash.

Further in the first six months of 2005, TCI purchased one apartment, two apartment developments, two office buildings and seven parcels of unimproved land for $40.5 million. TCI paid $12.8 million in cash, including various closing costs and incurred or assumed $23.9 million in debt. TCI also incurred $21.8 million on property construction, of which $20.8 million was funded by debt. For the remainder of 2005 and the first half of 2006, TCI expects to spend an additional $61.2 million on property construction projects, of which $57.9 million will be funded by debt.

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

Related Party Transactions

In August 2005, TCI purchased a piece of land from a third party for $625,000. Funds of $590,000 used for this purchase were provided by an affiliate, which TCI will reimburse in full.

In June 2005, TCI purchased a subsidiary of a related party for $4.1 million, decreasing the affiliate receivable by $4.1 million.

In April 2005, TCI completed the purchase of the Foxwood Apartments from ARI for the assumption of debt and satisfaction of a note receivable from ARI.

In January 2005, TCI completed the purchase of the Two Hickory office building from ARI for the assumption of debt and satisfaction of a note receivable from ARI.

In June 2004, TCI purchased 17.115 acres of land from an affiliate with a net purchase price of $4.5 million, decreasing the affiliate receivable balance by $4.5 million.

In June 2004, TCI sold apartments to an affiliate with a net purchase price of $5.0 million, increasing the affiliate receivable balance by $5.0 million.

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

In March 2004, TCI sold the K-Mart in Cary, North Carolina and the Texstar Warehouse in Arlington, Texas to BCM for $3.2 million and $2.4 million, respectively. TCI also provided seller financing of $1.5 million and $1.3 million, respectively, to BCM.

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

In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At March 31, 2005, 12 of the properties remained on TCI’s balance sheet. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of preferential returns, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company will recognize expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily with regards to payment of mortgages.

In June 2005, TCI deposited $1.8 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the Southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased.

Results of Operations

TCI had a net loss of $3.7 million and net income of $576,000 for the three and six months ended June 30, 2005, including gains on the sale of land totaling $2.4 million for both periods and income from discontinued operations of $179,000 and $10.0 million, respectively, compared to net losses of $3.0 million and $1.0 million in the corresponding periods of 2004, which included gains on sale of land for the six months ending June 30, 2004 totaling $2.1 million and income from discontinued operations of $1.5 million and $10.3 million, respectively. Fluctuations in this and other components of revenues and expense between the 2005 and 2004 periods are discussed below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rents for the three months ended June 30, 2005 increased to $26.2 million as compared to $21.8 million in 2004. This increase is mainly due to additional rental income from the completion of new apartment construction projects and from increased occupancy and room revenues from TCI’s hotels. These gains were offset by a decrease in commercial revenues due to lower occupancies.

Rents for the six months ended June 30, 2005 increased to $50.0 million as compared to $42.7 million in 2004. This increase is mainly due to additional rental income from the completion of new apartment construction projects and from increased occupancy and room revenues from TCI’s hotels. These gains were offset by a decrease in commercial revenues due to lower occupancies.

Property operations expense increased to $16.4 million for the three months ended June 30, 2005, compared to $13.8 million in 2004. This increase is mainly due to the completion of new apartment construction projects, offset by lower commercial expenses due to lower occupancies. Property operations expenses for the remaining quarters of 2005 may continue to increase as TCI continues to finish construction of new apartment projects.

Property operations expense increased to $31.7 million for the six months ended June 30, 2005, compared to $27.2 million in 2004. This increase is mainly due to the completion of new apartment construction projects, offset by lower commercial expenses due to lower occupancies. Property operations expenses for the remaining quarters of 2005 may continue to increase as TCI continues to finish construction of new apartment projects.

Interest income decreased to $1.1 million for the three months ended June 30, 2005, compared to $1.2 million in 2004. The decrease is primarily due to the pay down or payoff of notes receivable in the first quarter of 2005.

Interest income increased to $1.9 million for the six months ended June 30, 2005, compared to $1.6 million in 2004. The increase is primarily due to additional interest from an increase in the outstanding notes receivable balances from June 2004 and from additional interest on variable rate notes due to increases in the prime rate during 2005.

Gain on foreign currency transaction was $228,000 for the three and six months ending June 30, 2005, compared to $1.2 million for both periods in 2004. Hotel Akademia’s long-term debt is denominated in Euros and the translation of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s income statement.

Equity income of investees was $1.1 million for the six months ended June 30, 2005, compared to equity in loss of equity investees of $1.5 million in 2004. ARI and IORI both recognized income from continuing operations for the six months ending June 30, 2005 compared to losses from continuing operations for the six months ending June 30, 2004.

Interest expense increased to $9.9 million for the three months ended June 30, 2005, from $7.1 million in 2004. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2004 and 2005.

Interest expense increased to $18.7 million for the six months ended June 30, 2005, from $14.5 million in 2004. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2004 and 2005.

For the three and six months ending June 30, 2005, TCI recorded an asset impairment of $1.6 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

Property	Location	Units	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Bay Walk/Island Bay	Galveston, TX	650 Units	$25,000	$25,598	$982	$1,580

The Bay Walk and Island Bay Apartments are under contract to sell together and the contractual sales price was used as fair value. The costs to sell are estimated closing costs and commission paid by TCI.

Net income fee due to affiliate for the three months ended June 30, 2005 was a credit of $325,000, compared to a credit of $79,000 in 2004. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income. TCI did not have qualified net income for the six months ended June 30, 2005, therefore, no net income fee is due.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and administrative expenses increased to $1.9 million for the three months ended June 30, 2005, from $1.0 million in 2004. The increase was mainly due to higher spending on legal fees, higher state and franchise income tax expenses and higher cost reimbursements to Prime, which were offset by lower professional and consulting fees and rent expense.

General and administrative expenses decreased to $3.4 million for the six months ended June 30, 2005, from $3.9 million in 2004. The decrease was mainly due to lower state and franchise income tax expense, lower professional and consulting fees and lower rent expense. These lower costs were offset by higher spending on legal fees.

For the six months ending June 30, 2005, gains on sale of real estate totaling $15.6 million were recognized, including $10.1 million on the sale of Institute Place, $294,000 on the sale of the 5700 Tulane industrial warehouse, $10,000 on the sale of Granbury Station land, $2.4 million on the sale of the Lemmon Carlisle and Alamo Springs land, $2.2 million on the sale of the 9033 Wilshire Medical office building, $919,000 on the sale of Bay Plaza I and a loss of $199,000 on the sale of Bay Plaza II.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2005 and a loss, after the use of net operating loss carryforwards, in the first six months of 2004; therefore, it recorded no provision for income taxes.

At June 30, 2005, TCI had a net deferred tax asset of $41.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on TCI’s business, assets, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2005, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$152,205	6.54%	$1,522

Total decrease in TCI’s annual net income			$1,522

Per share			$.19

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, TCI carried out an evaluation, under the supervision and with the participation of TCI’s Acting Principal Executive Officer and acting principal accounting officer, of TCI’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, TCI’s Acting Principal Executive Officer and acting principal accounting officer concluded that TCI’s disclosure controls and procedures are effective.

There have been no significant changes in TCI’s internal controls over financial reporting during the quarter ending June 30, 2005, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) did not repurchase any its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of March 31, 2005				219,090
April 1-30, 2005	—	$—	—	219,090
May 1-31, 2005	—	—	—	219,090
June 1-30, 2005	—	—	—	219,090

Total	—	$—	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 15, 2005	By:	/s/ Ted P. Stokely
Ted P. Stokely
Chairman of the Board

Date: August 15, 2005	By:	/s/ Samuel C. Perry
Samuel C. Perry
Controller (Acting Principal Financial and Accounting Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2005

Exhibit Number	Description	Page Number
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	33

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.	34

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.	35