Form 10-Q
period 2005-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2005-11-14
CIK 733590

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-09240
TRANSCONTINENTAL REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300 Dallas, Texas
(Address of principal executive offices)

75234
(Zip Code)

(469) 522-4200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,900,869

(Class)	(Outstanding at November 11, 2005)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the nine months ended September 30, 2005, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Assets
Real estate held for investment	$821,760	$730,584
Less—accumulated depreciation	(74,343)	(72,284)
	747,417	658,300

Real estate held for sale	57,386	49,878
Real estate subject to sales contract	69,141	70,350

Notes and interest receivable
Performing (including $33,964 in 2005 and $21,340 in 2004 from affiliates and related parties)	50,415	56,630
Non-performing, non-accruing	4,896	—
	55,311	56,630
Less—allowance for estimated losses	—	—
	55,311	56,630

Investment in real estate entities	20,282	17,582
Marketable equity securities, at market value	7,508	6,580
Cash and cash equivalents	6,282	21,845
Other assets (including $1,161 in 2005 and $11,196 in 2004 from affiliates and related parties)	44,892	39,146
	$1,008,219	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS-Continued

	September 30, 2005	December 31, 2004
	(dollars in thousands)

Liabilities and Stockholders’ Equity

Liabilities:
Notes and interest payable (including $6,769 in 2005 to affiliates and related parties)	$591,348	$524,670
Liabilities related to assets held for sale	73,252	59,424
Liabilities related to assets subject to sales contract	59,488	59,977
Other liabilities (including $8,088 in 2005 and $1,158 in 2004 to affiliates and related parties)	43,923	34,840
	768,011	678,911
Commitments and contingencies

Minority interest	1,060	881

Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference
$3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869
in 2005 and 7,900,869 shares in 2004	81	81
Paid-in capital	256,547	256,704
Treasury stock	(3,086)	(3,086)
Accumulated deficit	(13,862)	(10,915)
Accumulated other comprehensive loss	(532)	(2,265)
	239,148	240,519
	$1,008,219	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Property revenue:
Rents and other property revenues	$28,029	$22,143	$76,239	$62,898

Expenses:
Property operations (including $3,867 for nine months of 2005 and $3,563 for nine months of 2004 to affiliates and related parties)	17,677	14,326	48,349	40,487
Depreciation and amortization	3,121	3,744	10,896	11,250
General and administrative (including $1,650 for nine months of 2005 and $1,798 for nine months of 2004 to affiliates and related parties)	1,724	1,623	5,099	5,552
Advisory Fees	1,768	1,700	5,305	4,943
Total operating expenses	24,290	21,393	69,649	62,232

Operating income	3,739	750	6,590	666

Other income/(expense):
Interest income (including $1,668 for nine months of 2005 and $1,090 for nine months of 2004 from affiliates and related parties)	792	625	2,688	2,180
Gain on foreign currency transaction	37	543	265	1,791
Mortgage and loan interest (including $64 for nine months of 2005 to affiliates and related parties)	(10,409)	(7,164)	(28,585)	(21,259)
Provision for asset impairment	(1,840)	—	(1,840)	—
Other income/ (expense)	485	—	719	—
Total other income/(expense)	(10,935)	(5,996)	(26,753)	(17,288)

Loss before gain on land sales, equity in earnings of investees and minority interest	(7,196)	(5,246)	(20,163)	(16,622)

Gain on land sales	2,332	747	4,735	2,854
Equity in earnings of investees	(170)	(197)	976	(1,707)
Minority interests	32	(155)	7	(867)

Loss from continuing operations	(5,002)	(4,851)	(14,445)	(16,342)
Add: income tax benefit (expense)	481	(2,004)	4,024	1,694
Net loss from continuing operations	(4,521)	(6,855)	(10,421)	(14,648)

Income (loss) from discontinued operations (See Note 10)	1,375	(5,727)	11,498	4,840
Less: Income tax benefit (expense)	(481)	2,004	(4,024)	(1,694)
Net income (loss) from discontinued operations	894	(3,723)	7,474	3,146

Net loss	(3,627)	(10,578)	(2,947)	(11,502)
Preferred dividend requirement	(53)	(53)	(157)	(158)
Net loss applicable to common shares	$(3,680)	$(10,631)	$(3,104)	$(11,660)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Basic earnings per share:
Net loss from continuing operations	$(.58)	$(.85)	$(1.34)	$(1.83)
Discontinued operations	.11	(.46)	.95	.39
Net income (loss) applicable to common shares	$(.47)	$(1.31)	$(.39)	$(1.44)

Diluted earnings per share:
Net loss from continuing operations	$(.58)	$(.85)	$(1.34)	$(1.83)
Discontinued operations	.11	(.46)	.95	.39
Net income (loss) applicable to common shares	$(.47)	$(1.31)	$(.39)	$(1.44)

Weighted average common shares used in computing earnings per share:
Basic	7,900,869	8,113,669	7,900,869	8,113,669
Diluted	7,900,869	8,113,669	7,900,869	8,113,669

Convertible Series C Preferred stock (169,722 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(Dollars in thousands)

				Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity

	Common Stock		Treasury
	Shares	Amount	Stock

Balance, January 1, 2005	7,900,869	$81	$(3,086)	$256,704	$(10,915)	$(2,265)	$240,519

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	805	805

Unrealized gain on marketable securities	—	—	—	—	—	928	928

Net income	—	—	—	—	(2,947)	—	(2,947)
							239,305

Series C Preferred Stock cash	—	—	—	(157)	—	—	(157)
Dividends ($7.00 per share)

Balance, September 30, 2005	7,900,869	$81	$(3,086)	$256,547	$(13,862)	$(532)	$239,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)

Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income (loss)	$(2,947)	$(11,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,250	16,041
Amortization of deferred borrowing costs	2,969	2,763
Gain on sale of real estate	(19,870)	(15,250)
Equity in earnings of investees	(976)	1,707
Gain on foreign currency transaction	(265)	(1,791)
Provision for asset impairment	3,420	4,477
(Income) loss allocated to minority interest	(7)	867
Decrease (increase) in interest receivable	1,337	(1,179)
(Increase) decrease in other assets	(90)	6,099
Increase (decrease) in interest payable	292	(764)
Increase in other liabilities	6,343	10,467
Net cash provided by operating activities	1,456	11,935

Cash Flows from Investing Activities
Collections on notes receivable	3,984	2,361
Funding of notes receivable	(3,117)	(55)
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(91,639)	(20,004)
Real estate improvements	(2,917)	(5,456)
Real estate construction	(29,562)	(127,168)
Proceeds from sale of real estate	42,553	72,159
Distributions from equity investees, net	318	47
Deposits on pending purchases and financings	(5,154)	(4,145)
Net cash used in investing activities	(85,534)	(82,261)

Cash Flows from Financing Activities
Payments on notes payable	(51,666)	(170,483)
Proceeds from notes payable	123,085	266,564
Dividends paid to preferred shareholders	(105)	(105)
Payments to advisor	(1,176)	(21,361)
Deferred financing costs	(1,623)	(2,893)
Net cash provided by financing activities	68,515	71,722

Net decrease in cash and cash equivalents	(15,563)	1,396
Cash and cash equivalents, beginning of period	21,845	6,434
Cash and cash equivalents, end of period	$6,282	$7,830

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued

	For the Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$30,448	$31,422

Schedule of noncash investing and financing activities:
Notes payable assumed on purchase of real estate	13,006	5,027
Notes payable assumed by buyer on sale of real estate	738	13,148
Notes receivable provided on sale of real estate	1,125	9,925
Note payable proceeds used by affiliate for purchase of real estate	—	1,000
Note payable proceeds used by affiliate for payment of debt	—	1,851
Real estate purchased from affiliate decreasing affiliate receivable	1,631	7,059
Real estate received from affiliate as payment of debt	—	5,000
Subsidiary purchased from affiliate decreasing affiliate receivable	4,101	—
Acquisition of real estate to satisfy note receivable	4,207	—
Unrealized foreign currency translation gain	804	—
Unrealized gain on marketable securities	928	397
Unrealized foreign currency translation loss	—	1,153
Asset impairment write-down	3,420	—
Note payable paid by affiliate	—	10,823

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

Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of September 30, 2005, ARI owned 82.2% of the outstanding TCI common shares.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$(3,680)	$(10,631)	$(3,104)	$(11,660)
Proforma compensation expense, net of tax	—	—	154	137
Proforma	$(3,680)	$(10,631)	$(3,258)	$(11,797)
Basic earnings (loss) per share:
As reported	$(0.47)	$(1.31)	$(0.39)	$(1.44)
Proforma	$(0.47)	$(1.31)	$(0.41)	$(1.45)
Diluted earnings (loss) per share:
As reported	$(0.47)	$(1.31)	$(0.39)	$(1.44)
Proforma	$(0.47)	$(1.31)	$(0.41)	$(1.45)

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS

NOTE 2. REAL ESTATE

In 2005, TCI purchased the following properties:
Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Office Buildings
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	$11,502	$—	$7,430	(1)	4.90	%(2)	05/06

Land
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500		7.00		07/05	(8)
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	104	—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.75 Acres	95	101	—		—		—

Second Quarter
Apartments
Foxwood(3)	Memphis, TN	220 Units	6,988	—	5,609	(1)	6.54		01/08
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817		5.65		09/46
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—		5.30		09/46

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(2)	05/06

Land
Alliance Airport (formerly Centurion)	Tarrant County, TX	12.724 Acres	850	892	—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.02 Acres	2,000	2,101	—		—		—
Southwood(5)	Tallahassee, FL	12.95 Acres	525	555	—		—		—
West End(6)	Dallas, TX	.158 Acres	49	52	—		—		—

Third Quarter
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464	1,774		5.50		01/47

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	(9)	6.16	(9)	01/13	(9)

Land
Luna	Farmers Branch, TX	2.606 Acres	250	257	—		—		—
Mansfield	Mansfield, TX	21.892 Acres	1,450	577	943		7.50	(2)	03/07
Senlac	Farmers Branch, TX	11.94 Acres	625	643 (7)	—		—		—
Whorton	Benton County, AR	79.68 Acres	4,332	702	3,828		6.08		01/07
Wilmer 88	Dallas, TX	87.62 Acres	638	668	—		—		—

Fourth Quarter
Land
Alliance 8	Tarrant County, TX	8 Acres	657	332	408		7.75		05/06
Alliance 52	Tarrant County, TX	51.887 Acres	2,538	1,054	1,610		7.75		05/06
Denton	Denton, TX	25.928 Acres	2,100	862	1,365		7.75	(2)	04/07
Pantaze	Dallas, TX	5.997 Acres	265	276	—		—		—
Payne(10)	Las Colinas, TX	109.85 Acres	1,000	1,066	—		—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401	—		—		—
Woodmont-Bailey	Addison, TX	1.93 Acres	1,475	381	1,180		—		—
Woodmont-Town Center	Addison, TX	1.2381 Acres	400	102	320		—		—
Woodmont-Veladi	Addison, TX	2.132 Acres	383	99	306		—		—

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate	Maturity Date
Shopping Centers
Willowbrook	Coldwater, MI	117,689 Sq. Ft.	$8,200	$2,223	$6,495	7.28%	02/13
________________

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
(9)Represents two loans on the building. A first lien of $35.3 million at 6.16% that matures in January 2013. A second lien of $5.1 million at 6.16% that matures in January 2013.
(10)TCI dissolved the 50% Tenant-In-Common interest in the Payne Land, resulting in TCI owning 149.72 gross acres, plus purchasing an additional 30.43 acres for $1.0 million for a total acreage of 180.15.

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
________________

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

(1) Land purchased for apartment construction.
(2) Property received from ARI, a related party, for a decrease of $2.6 million to TCI's affiliate receivable with Prime.
(3) Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(4) Property received from ARI, a related party, for a decrease of $4.5 million to TCI's affiliate receivable with Prime.
(5) Assumed debt.
(6) Debt paid off in March 2005.

In 2005, TCI sold the following properties:

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792		$10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		294

Land
Granbury Station	Fort Worth, TX	15.696 Acres	1,003	265	738	(1)	10

Second Quarter
Office Building
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,366	6,506		2,162
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253	961		919
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114	3,284		(199)

Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.82 Acres	7,674	5,587	1,744		2,394

Third Quarter
Land
Round Mountain(2)	Lakeway, TX	10 Acres	1,500	251	—		1,073
West End	Dallas, TX	.7978 Acres	2,259	2,099	—		1,259

Fourth Quarter
Apartments
Terrace Hills	El Paso, TX	310 Units	12,300	5,467	5,890		6,527
_________________

(1) Assumed debt.
(2) TCI provided $1.1 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

In 2004, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received	Debt Extinguished		Gain on Sale
First Quarter
Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	$1,650	$65	$1,376		$153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,374
Texstar Warehouse(2)	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1) (6)	—	(3)

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956	4,088		2,106	(5)
Marine Creek(7)	Ft. Worth, TX	10.73 Acres	1,488	1,198	991		—	(8)
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842	4,450		—

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash Received	Debt Extinguished		Gain on Sale
Office Building
Brandeis(9)	Omaha, NE	319,324 Sq. Ft.	$—	$—	$8,750	(1)	$(92)
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	22,800		5,475

Shopping Center
K-Mart(2)	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1) (6)	—	(4)

Second Quarter
Apartments
Cliffs of El Dorado(10)	McKinney, TX	208 Units	13,442	10	10,323	(1)	—	(11)
Sandstone	Mesa, AZ	238 Units	8,650	2,687	5,531		1,136
Waters Edge IV(12)	Gulfport, MS	80 Units	5,000	—	—		494	(13)

Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472	2,009		345
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667	3,772		328

Third Quarter
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077	422		127

Land
Rasor	Plano, TX	24.5 Acres	2,600	2,600	—		—	(14)
_________________

(1)Assumed debt.
(2)Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)Excludes a $1.0 million deferred gain from a related party sale.
(4)Excludes $355,000 deferred gain from a related party sale.
(5)Excludes a $5.0 million deferred gain due to a portion of the land sold on a contingent basis for a note receivable of $7.2 million. TCI recognized deferred gain of $747,000 in September 2004 due to the receipt of a $1.1 million principal payment on the note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(6)Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(7)Property sold to United Housing Foundation ("UHF"), a related party, for cash and a note receivable. See Note 6. “RELATED PARTIES”
(8)Excludes a $581,000 deferred gain from a related party sale.
(9)Brandeis was returned to lender via a deed in lieu of foreclosure process.
(10)Property sold to UHF, a related party, in 2003. See Note 6. “RELATED PARTIES.”
(11)Excludes a $1.7 million deferred gain from a related party sale.
(12)Property sold to ARI, a related party, for a reduction of $5.0 million to the affiliate payable balance with Prime.
(13)Includes deferred gain of $494,000, which was recognized in the third quarter of 2005 due to the sale to an unrelated third party.
(14)Excludes a $54,000 deferred gain from a related party sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

At September 30, 2005, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding

Laguna Vista	Farmers Branch, TX	206 Units	$5,688	$15,417	$17,741
Legends of El Paso	El Paso, TX	240 Units	2,723	15,361	16,040
Mission Oaks	San Antonio, TX	228 Units	811	16,658	15,636
Parc at Maumelle	Maumelle, AR	240 Units	6,543	12,156	16,829
Parc at Metro Center	Nashville, TN	144 Units	2,522	10,093	11,141

For the nine months ended September 30, 2005, TCI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 unit Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Unless noted, all of TCI’s notes receivables are secured by real estate assets, ownership in, or membership rights of the purchaser’s entity.

In September 2005, TCI sold 10 acres of raw land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bears interest at 10%, requires monthly interest payments and matures in September 2008.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10%, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of September 30, 2005, TCI had advanced $3.2 million to the borrower. TCI also guaranteed, with full recourse to TCI, an $18 million loan for the borrower which loan is secured by a first lien on the undeveloped land. In June 2005, TCI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrowers. These secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph.

In December 2004, TCI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. TCI has certain obligations to fund the partnership for certain rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through September 30, 2005, TCI has funded $1.7 million of these obligations and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In October 2004, TCI sold the In the Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, required monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to TCI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

In July 2003, TCI agreed to advance $1.1 million to the Class A Limited Partners of TCI Countryside L.P. by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. As of September 2005, TCI had advanced $315,000. In October 2005, TCI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total advanced $740,000. After January 2007, TCI may retire the Class A Limited Partners interest in exchange for cancellation of the note.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments, and originally matured in January 2003. TCI funded a total of $4.3 million on this note. On January 22, 2003, TCI agreed to extend the maturity date to May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004.

In March 2002, TCI sold the 174,513 Sq.Ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of September 2005, TCI has funded $896,000 of the additional line of credit. TCI determined during the third quarter to classify this note as non-performing due to the lack of cash received and the probability that no cash will be received in the future. Effective for the quarter ending September 30, 2005, TCI will no longer accrue interest income on this note. This loan is not considered impaired due to the fair value of the collateral being sufficient to cover the current loan balance and accrued interest at September 30, 2005.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments, and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of September 2005, the borrower had $211,000 of available credit under the credit limit.

Related Party. In October 2004, TCI sold the Durham Centre in Durham, North Carolina to a partnership, of which the managing general partner is a subsidiary of ARI, for $21.3 million for cash and an all-inclusive wrap-around note of $14.5 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments and matures in September 2017.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 9.0%), and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 9.0%), and matured in April 2005. This note was extended to April 2008.

In February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI still had a note receivable balance of $270,000 that bore interest at 12.0% and matured in April 2009. This note was paid in full, including accrued interest, in August 2004. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI guaranteed that the asset shall produce at least a 12.0% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12.0% annual return, ARI shall pay TCI any shortfall. In addition, if the asset fails to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Because ARI guaranteed the 12.0% return and TCI had the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, the asset was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI. In January 2005, TCI completed the purchase of Two Hickory by recording the asset and removing the note receivable from ARI.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all previously wholly-owned subsidiaries of ARI for $10.0 million. One Hickory owns the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owns the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI guaranteed that these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets collectively fail to produce the 12.0% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI guaranteed the 12.0% return and TCI had the option of requiring ARI to repurchase the entities, management had classified this related party transaction as a note receivable from ARI. In July 2002, the Woodsong Apartments were sold. TCI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to Income Opportunity Realty Investors, Inc. (“IORI”) for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments, and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest. In April 2005, TCI completed the purchase of the Foxwood Apartments by recording the asset and removing the note receivable from ARI.

NOTE 4. INVESTMENT IN REAL ESTATE ENTITIES

Real estate entities. TCI’s investment in real estate entities at September 30, 2005 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at September 30, 2005, was as follows:

Investee	Percentage of TCI’s Ownership at September 30, 2005	Carrying Value of Investment at September 30, 2005	Market Value of Investment at September 30, 2005

IORI	24.9%	$6,048	$7,520
ARI	6.4%	11,969	7,134
Garden Centura, L.P.	5.0%	1,925	—
		19,942	$14,654
Other		340
		$20,282

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

Set forth below is summarized results of operations of equity investees for the first nine months of 2005 and 2004.

	2005	2004
Revenues	$115,772	$98,006
Equity in earnings of investees	(45)	(10)
Property operating expenses	(76,943)	(87,029)
Depreciation	(5,981)	(7,422)
Interest expense	(20,794)	(27,483)
Income (loss) before gains on sale of real estate	12,009	(23,938)
Gain on sale of real estate	21,817	15,551
Net income (loss)	$33,826	$(8,387)

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $927,000 for the nine month period ending September 30, 2005 due to an increase in market price.

NOTE 6. RELATED PARTIES

On September 19, 2002, TCI’s Board of Directors authorized the Chief Financial Officer of TCI to advance funds either to or from TCI, through the advisor, Prime Income Asset Management LLC (“Prime”), in an amount up to $15.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets and other liabilities. Effective July 1, 2005, TCI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced.

In August 2005, TCI sold 8.753 acres to an affiliate for $6.7 million. For a period of one year following closing and 90 days thereafter, the buyer has the right to convey the land to TCI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded.

In June 2005, TCI purchased a subsidiary of a related party for $4.1 million, decreasing the affiliate receivable by $4.1 million.

In September 2004, TCI sold 9.96 acres of land to an affiliate for a purchase price of $720,000. Due to no cash received, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met.

In June 2004, TCI purchased 17.115 acres of land from an affiliate with a net purchase price of $4.5 million, decreasing the affiliate receivable balance by $4.5 million.

In June 2004, TCI sold apartments to an affiliate with a net purchase price of $5.0 million, increasing the affiliate receivable balance by $5.0 million.

In June 2004, TCI refinanced an office building and two parcels of land. TCI paid off an existing note payable for ARI for $1.9 million, increasing the affiliate receivable balance by $1.9 million.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

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

The following table reconciles the beginning and ending affiliates receivable balances as of September 30, 2005.

	PRIME	IORI

Balance, December 31, 2004	$(829)	$(260)
Cash transfers	38,503	—
Cash repayments	(37,327)	260
Repayments through property transfers	(5,758)	—
Fees payable to affiliate	(934)	—
Payables clearing through Prime	(666)	—
Balance, September 30, 2005	$(7,011)	$—

At September 30, 2005, TCI’s other assets includes $1.2 million due from an affiliate for rent. In addition, at September 2005, TCI owed $711,000 to Regis Property Management for management fees and sales commissions.

Returns on Metra Properties. In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continues to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, cessation of preferential returns, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company recognized expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

NOTE 7. NOTES AND INTEREST PAYABLE

In July 2005, TCI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1%, which is currently 8.0%, requires interest only payments and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. The current amount available for use under the line of credit is $2.5 million.

In May 2005, TCI received a loan in the amount of $4.0 million. The note bears interest at the prime rate plus 2.0%, which is currently 9.0%, requires monthly interest only payments and matures in one year. The loan is collateralized by TCI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

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

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 7.5%, requires monthly principal and interest payments, and matured in February 2005. This loan was extended to and paid in full in August 2005.

In 2005, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	$7,197	$6,304	$649	7.25	%(1)	03/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotel
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Third Quarter
Land
Alliance Airport(2)	Tarrant County, TX	12.724 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.753 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.879 Acres	1,635	1,271	336	7.25	(1)	01/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	03/07
West End(2)	Dallas, TX	6.324 Acres	2,000	—	1,951	7.25	(1)	01/07
________________

(1) Variable rate.
(2) Drawn on the $10 million line of credit for land acquisition and financing.
(3) IORI purchased the Centura Land for $6.7 million. See Note 6. “RELATED PARTIES.”

In 2004, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./ Acres/Units	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
First Quarter
Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	$34,000	$36,889	$(4,588)	5.50	%(1)	04/06

Land
Centura Land	Farmers Branch, TX	8.753 Acres	4,485	4,400	(183)	7.00	(1)	11/04	(3)
Hollywood, Dominion & Mira Lago(2)	Farmers Branch, TX	66.085 Acres	6,985	6,222	(67)	7.00	(1)	02/05	(4)

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

Property	Location	Sq. Ft./ Acres/Units	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(5)	8,000	7,829	4.03	(1)	07/07

Land
Marine Creek	Fort Worth, TX	28.437 Acres	1,785	(5)	—	1,746	4.03	(1)	07/07
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(5)	—	78	4.03	(1)	07/07

Third Quarter
Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—	3,548	6.75	(1)	09/09
Willows	Chicago, IL	52 Rooms	3,500		—	3,411	6.75	(1)	09/09

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594	2,989	4.94		10/09
Centura Tower(5)	Farmers Branch, TX	410,901 Sq. Ft.	3,800		—	3,737	5.75	(1)	04/06

Warehouses
Addison Hangers I & II(6)	Addison, TX	52,650 Sq. Ft.	4,500		2,592	1,635	10.00		09/14
________________

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

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Excluded from segment assets are assets of $132.1 million at September 30, 2005, and $98.7 million at September 30, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2005 and 2004, and each segment’s assets at September 30.

Three Months Ended September 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$125	$7,356	$17,790	$2,758	$28,029
Property operating expenses	770	4,297	11,262	1,348	17,677
Depreciation	2	485	2,140	494	3,121
Interest	1,293	1,939	6,741	436	10,409
Provision for asset impairment	1,840	—	—	—	1,840
Gain on land sales	2,332	—	—	—	2,332
Segment income (loss)	$(1,448)	$635	$(2,353)	$480	$(2,686)

Real estate improvements	43	686	—	—	729
Real estate construction	—	—	5,800	—	5,800
Assets	144,206	189,052	507,448	33,238	873,944

Property Sales:	Land	Commercial Properties	Apartments	Hotels	Total
Sales price	$3,759	$—	$—	$—	$3,759
Cost of sales	1,427	—	—	—	1,427
Recognition of previously deferred gains	—	—	494	—	494
Gain on sale	$2,332	$—	$494	$—	$2,826

Three Months Ended September 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$211	$6,055	$13,524	$2,353	$22,143
Property operating expenses	680	3,992	8,253	1,401	14,326
Depreciation	11	1,895	1,489	349	3,744
Interest	926	1,282	4,721	235	7,164
Gain on land sales	747	—	—	—	747
Operating income (loss)	$(659)	$(1,114)	$(939)	$368	$(2,344)

Real estate improvements	240	2,092	—	492	2,824
Real estate construction	—	—	28,572	—	28,572
Assets	92,309	228,480	464,899	33,164	819,243

Property Sales:
Sales price	$2,600	$1,500	$—	$—	$4,100
Cost of sales	2,546	1,373	—	—	3,919
Deferred current gain	54	—	—	—	54
Recognition of previously deferred gain	747	—	—	—	747
Gain on sale	$747	$127	$—	$—	$874

Nine Months Ended September 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$407	$18,641	$50,194	$6,997	$76,239
Property operating expenses	2,139	11,458	30,902	3,850	48,349
Depreciation	(1)	4,023	6,020	854	10,896
Interest	3,542	4,807	19,073	1,163	28,585
Provision for asset impairment	1,840	—	—	—	1,840
Gain on land sales	4,735	—	—	—	4,735
Operating income (loss)	$(2,378)	$(1,647)	$(5,801)	$1,130	$(8,696)

Real estate improvements	457	2,442	—	18	2,917
Real estate construction	—	—	29,562	—	29,562
Assets	144,206	189,052	507,448	33,238	873,944

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

Nine Months Ended September 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total

Property Sales:
Sales price	$12,436	$36,677	$—	$—	$49,113
Cost of sales	7,701	23,441	—	—	31,142
Recognition of previously deferred gains	—	—	494	—	494
Gain on sale	$4,735	$13,236	$494	$—	$18,465

Nine Months Ended September 30, 2004	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$533	$18,430	$38,064	$5,871	$62,898
Property operating expenses	1,532	11,853	23,316	3,786	40,487
Depreciation	34	5,694	4,470	1,052	11,250
Interest	2,437	4,223	13,621	978	21,259
Gain on land sales	2,854	—	—	—	2,854
Operating income (loss)	$(616)	$(3,340)	$(3,343)	$55	$(7,244)

Real estate improvements	546	4,178	222	510	5,456
Real estate construction	—	—	127,168	—	127,168
Assets	92,309	228,480	464,899	33,555	819,243

Property Sales:
Sales price	$32,550	$51,775	$27,092	$—	$111,417
Cost of sales	24,827	40,809	23,783	—	89,420
Deferred current gain	4,869	1,394	2,173	—	8,436
Gain on sale	$2,854	$9,572	$1,136	$—	$13,561

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Segment operating income (loss)	$(2,686)	$(2,344)	$(8,696)	$(7,244)
Other non-segment items of income (expense):
General and administrative	(1,724)	(1,623)	(5,099)	(5,552)
Advisory fees	(1,768)	(1,700)	(5,305)	(4,943)
Interest income	792	625	2,688	2,180
Gain (loss) on foreign currency transaction	37	543	265	1,791
Other income (expense)	485	—	719	—
Equity in earnings of investees	(170)	(197)	976	(1,707)
Minority interest	32	(155)	7	(867)
Loss from continuing operations	$(5,002)	$(4,851)	$(14,445)	$(16,342)

NOTE 9. PROVISION FOR ASSET IMPAIRMENT

For the three and nine months ending September 30, 2005 and the three and nine months ending September 30, 2004, TCI recorded asset impairments of $3.4 million and $4.5 million, respectively, representing the write down of certain operating properties to current estimated fair value. The assets for 2005 include the following properties:

Property	Location	Units	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Bay Walk/Island Bay	Galveston, TX	650 Units	$25,000	$25,598	$982	$1,580

Land
Centura	Farmers Branch, TX	8.753 Acres	$12,025	$13,865	—	$1,840

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

The Bay Walk and Island Bay Apartments are under contract to sell together and the contractual sales price was used as fair value. Centura Land was appraised for its sale to IORI and the appraised value was used as the fair value. The costs to sell are estimated closing costs and commission paid to be by TCI.

The assets for 2004 include the following properties:

Property	Location	Units	Fair Value	Property Basis	Costs to Sell	Impairment
Office Buildings
Harmon	Sterling, VA	72,062 Sq. Ft.	$6,500	$9,080	$320	$2,900
Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	5,367	210	1,577

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

For the nine months ended September 30, 2005 and 2004, income from discontinued operations relates to 12 properties TCI sold or intends to sell in 2005 and 41 properties TCI sold during 2004 and 2005 or intends to sell sold in 2005. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Rental	$3,191	$8,595	$10,246	$28,761
Property operations	2,416	5,723	7,411	17,208
	775	2,872	2,835	11,553
Expenses
Interest	1,186	3,053	4,539	9,839
Depreciation	109	1,418	353	4,791
	1,295	4,471	4,892	14,630

Net income (loss) from discontinued operations before gains on
Sale of real estate	(520)	(1,599)	(2,057)	(3,077)
Gain on sale of operations	494	127	13,730	10,708
Write-down of assets held for sale	—	(4,477)	(1,580)	(4,477)
Equity in investees gain on sale of real estate	1,401	222	1,405	1,686
Net income from discontinued operations	$1,375	$(5,727)	$11,498	$4,840

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED STATEMENTS - CONTINUED

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining at September 30, 2005 is approximately $2.3 million. TCI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006, for certain, partnership obligations.

Commitments. In September 2005, TCI deposited $1.8 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the Southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased.

Liquidity. The Company’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing.  Management believes the Company’s liquidity needs will be satisfied by existing cash balances, cash flows generated by operations and provided by financing activities as well as cash provided from asset sales.

Litigation. TCI is involved in various lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

Guarantees. In September 2005, TCI guaranteed a loan of $1.6 million for a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

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

TCI’s management periodically discusses criteria for estimates and disclosures of its estimates with the Audit Committee of its Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

TCI reported a net loss of $2.9 million for the nine months ended September 30, 2005, which included the following non-cash charges: depreciation and amortization of $14.2 million, equity in earnings of equity investees of $976,000, gain on sale of real estate of $19.9 million, gain on foreign currency transaction of $265,000, and provisions for asset impairment of $3.4 million. For the nine months ended September 30, 2004, TCI reported a net loss of $11.5 million, which included the following non-cash charges: depreciation and amortization of $18.8 million, equity in earnings of investees of $1.7 million, gain on sale of real estate of $15.3 million, gain on foreign currency transaction of $1.8 million, and provisions for asset impairment of $4.5 million.

For the nine months ended September 30, 2005, net cash provided by operating activities amounted to $1.5 million, due to a decrease in interest receivable of $1.3 million from interest payments made during 2005 and an increase in other liabilities of $6.3 million due to increases in payables and accrued expenses.

Also for the nine months ended September 30, 2005, net cash used in investing activities was $85.5 million primarily due to real estate construction and improvements of $32.5 million, payments for real estate acquisitions of $91.6 million, deposits on pending purchases of $5.2 million and additional fundings on notes receivable of $3.1 million. These outflows for investing activities were offset by the collection of $4.0 million on notes receivable and proceeds from sale of real estate of $42.6 million.

Net cash provided by financing activities of $68.5 million was due to proceeds received from the funding or refinancing of notes payable of $123.1 million; offset by cash payments of $51.7 million to paydown existing notes payable, $1.6 million for financing costs and $1.2 million in payments made to the advisor.

In the first nine months of 2005, TCI sold four office buildings, one industrial warehouse, and four land parcels for a total of $49.1 million, receiving $22.3 million in cash and discharging debt of $21.0 million after the payment of various closing costs.

Also in the first nine months of 2005, TCI financed or refinanced three apartments, one office building, one shopping center, a hotel and four parcels of land for a total of $23.7 million, discharging $14.7 million in debt and receiving $7.9 million in cash.

Further in the first nine months of 2005, TCI purchased one apartment, three apartment developments, three office buildings and twelve parcels of unimproved land for $106.0 million. TCI paid $33.8 million in cash, including various closing costs and incurred or assumed $70.9 million in debt. TCI also incurred $29.6 million on property construction, of which $26.2 million was funded by debt. For the remainder of 2005 and the first half of 2006, TCI expects to spend an additional $69.7 million on property construction projects, of which $66.1 million will be funded by debt.

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

Related Party Transactions

In August 2005, TCI sold 8.753 acres to an affiliate for $6.7 million. For a period of one year following closing and 90 days thereafter, the buyer has the right to convey the land to TCI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Commitments and Contingencies

TCI has contractual obligations and commitments primarily with regards to payment of mortgages.

In September 2005, TCI guaranteed a loan of $1.6 million for a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

In June 2005, TCI deposited $1.8 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the Southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased.

Results of Operations

TCI had a net loss of $3.6 million and $2.9 million for the three and nine months ended September 30, 2005, compared to a net loss of $10.6 million and $11.5 million for the three and nine months ended September 30, 2004. Fluctuations in this and other components of revenues and expense between the 2005 and 2004 periods are discussed below.

Rents for the three months ended September 30, 2005 increased to $28.0 million as compared to $22.1 million in 2004. This increase is mainly due to additional rental income from the completion of new apartment construction projects and from increased occupancy and room revenues from TCI’s hotels.

Rents for the nine months ended September 30, 2005 increased to $76.2 million as compared to $62.9 million in 2004. This increase is mainly due to additional rental income from the completion of new apartment construction projects and from increased occupancy and room revenues from TCI’s hotels.

Property operations expense increased to $17.7 million for the three months ended September 30, 2005, compared to $14.3 million in 2004. This increase is mainly due to the completion of new apartment construction projects, offset by lower commercial variable expenses due to lower occupancies.

Property operations expense increased to $48.3 million for the nine months ended September 30, 2005, compared to $40.5 million in 2004. This increase is mainly due to the completion of new apartment construction projects, offset by lower commercial expenses due to lower occupancies.

Depreciation and amortization decreased to $3.1 million for the three months ended September 30, 2005, from $3.7 million in 2004. The decrease was mainly due to an adjustment made to the depreciable life of a commercial property, offset by increased apartment depreciation due to new apartment projects being completed.

Depreciation and amortization decreased to $10.9 million for the nine months ended September 30, 2005, from $11.3 million in 2004. The decrease was mainly due to an adjustment made to the depreciable life of a commercial property, offset by increased apartment depreciation due to new apartment projects being completed.

General and administrative expenses were $1.7 million for the three months ended September 30, 2005, which approximated the $1.6 million in 2004.

General and administrative expenses decreased to $5.1 million for the nine months ended September 30, 2005, from $5.6 million in 2004. The decrease was mainly due to lower state and franchise income tax expense and lower professional and consulting fees.

Advisory fees were $1.8 million for the three months ended September 30, 2005, which approximated the $1.7 million in 2004.

Advisory fees increased to $5.3 million for the nine months ended September 30, 2005, from $4.9 million in 2004. The increase was due to higher gross assets over that time period. The calculation of the advisory fee is based upon TCI’s gross assets, after certain adjustments.

Interest income increased to $792,000 for the three months ended September 30, 2005, compared to $625,000 in 2004. The increase is primarily due to additional interest from an increase in the outstanding notes receivable balances and from additional interest on variable rate notes due to increases in the prime rate during 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Interest income increased to $2.7 million for the nine months ended September 30, 2005, compared to $2.2 million in 2004. The increase is primarily due to additional interest from an increase in the average outstanding notes receivable balances and from additional interest on variable rate notes due to increases in the prime rate during 2005.

Gain on foreign currency transaction was $37,000 and $265,000 for the three and nine months ending September 30, 2005, compared to $543,000 and $1.8 million in 2004. Hotel Akademia’s long-term debt is denominated in Euros and the translation of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s statement of operations.

Interest expense increased to $10.4 million for the three months ended September 30, 2005, from $7.2 million in 2004. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2004 and 2005.

Interest expense increased to $28.6 million for the nine months ended September 30, 2005, from $21.3 million in 2004. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2004 and 2005.

For the three and nine months ending September 30, 2005, TCI recorded an asset impairment of $1.8 million representing the write down of certain operating properties to current estimated fair value. These assets include the following properties:

Property	Location	Units	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Centura	Farmers Branch, TX	8.753 Acres	$12,025	$13,865	—	$1,840

Centura Land was appraised for its sale to IORI and the appraised value was used as the fair value. The costs to sell are estimated closing costs and commission paid by TCI.

Other income was $485,000 and $719,000 for the three and nine months ended September 30, 2005. Other income represents dividends and extension fees received by TCI during 2005. There was no other income or expense for the three and nine months ended September 30, 2004

Equity in earnings of investees was $976,000 for the nine months ended September 30, 2005, compared to equity in loss of equity investees of $1.7 million in 2004. ARI and IORI both recognized income from continuing operations for the nine months ending September 30, 2005 compared to losses from continuing operations for the nine months ending September 30, 2004.

Net income/(loss) for the nine months ended September 30, 2005 and 2004 from discontinued operations relates to 12 properties TCI sold or intends to sell in 2005 and 41 properties TCI sold during 2004 and 2005 or intends to sell in 2005. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Rental	$3,191	$8,595	$10,246	$28,761
Property operations	2,416	5,723	7,411	17,208
	775	2,872	2,835	11,553
Expenses
Interest	1,186	3,053	4,539	9,839
Depreciation	109	1,418	353	4,791
	1,295	4,471	4,892	14,630

Net income (loss) from discontinued operations before gains on sale of real estate	(520)	(1,599)	(2,057)	(3,077)
Gain on sale of operations	494	127	13,730	10,708
Write-down of assets held for sale	—	(4,477)	(1,580)	(4,477)
Equity in investees gain on sale of real estate	1,401	222	1,405	1,686
Net income (loss) from discontinued operations	$1,375	$(5,727)	$11,498	$4,840

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2005 and a loss, after the use of net operating loss carryforwards, in the first nine months of 2004; therefore, it recorded no provision for income taxes.

At September 30, 2005, TCI had a net deferred tax asset of $39.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2005, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$156,021	7.03%	$1,560
Total decrease in TCI’s annual net income			$1,560
Per share			$.20

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

There have been no significant changes in TCI’s internal controls over financial reporting during the quarter ending September 30, 2005, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) did not repurchase any its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of June 30, 2005				219,090
July 1-31, 2005	―	$―	―	219,090
August 1-31, 2005	―	―	―	219,090
September 1-30, 2005	―	―	―	219,090
Total	―	$―	―

(a) On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.EXHIBITS

(a) Exhibits:

Exhibit Number	Description

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

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

31.1*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date:	November 14, 2005	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2005

Exhibit Number	Description of Exhibits

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith