Form 10-K
period 2005-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2006-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09240

Transcontinental Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	95-6565852
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act (check one).

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $29,937,653 based upon a total of 1,409,494 shares held as of June 30, 2005 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 24, 2006, there were 7,900,869 shares of common stock outstanding.

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

TCI’s real estate at December 31, 2005, consisted of 132 properties held for investment, one partnership property, five construction properties and five properties held-for-sale. In 2005, TCI purchased 26 properties held for investment. TCI’s mortgage notes receivable portfolio at December 31, 2005, consisted of 21 mortgage loans. TCI’s real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. “PROPERTIES.”

Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2005, ARI owned 82.2% of the outstanding TCI common shares.

Business Plan and Investment Policy

TCI’s business is investing in real estate through direct equity ownership and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. TCI’s real estate is located throughout the continental United States and one property is located in Poland. Information regarding TCI’s real estate and mortgage notes receivable portfolios is set forth in ITEM 2. “PROPERTIES”, and in Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” TCI has four operating segments; apartments, commercial properties, hotels and land ownership.

TCI’s business is not seasonal. Management intends to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new real estate investments, management’s plan is to consider all types of real estate with an emphasis on properties generating current cash flow. Management expects to invest in and improve these properties to maximize both their immediate and long-term value. Management intends to continue the development of apartment properties in selected markets primarily in Texas. Management intends to pursue sales opportunities for properties in stabilized real estate markets where TCI’s properties have reached their potential. Management also expects to be an opportunistic seller of properties in markets where demand exceeds current supply.

Management’s operating strategy is to attempt to maximize each TCI property’s operating income through aggressive leasing and controlling operating expenses while at the same time making property renovations and/or improvements where appropriate. Such expenditures maintain or enhance the value of the properties, making the properties more desirable to prospective tenants and thereby allowing the Company to charge higher rents.

Management does not expect to fund or acquire new mortgage loans in 2006. However, TCI may originate mortgage loans in conjunction with providing purchase money financing related to a property sale. Management intends to service and hold for investment the mortgage notes in TCI’s portfolio. TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI’s rights vigorously with respect to mortgage notes in default. TCI’s Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit the Company from investing more than a specified percentage of its assets in any one mortgage loan.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, its day-to-day operations were performed until July 1, 2003 by Basic Capital Management, Inc. (“BCM”), a contractual advisor under the supervision of the Board. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”) under the same terms as BCM’s advisory agreement. PAMI is owned by Realty Advisors (80.0%) and Syntek West, Inc. (20.0%), related parties. Syntek West, Inc. (“Syntek”) is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is a single-member, limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc., and 20% by Syntek. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI. Prime is more fully described in. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.”

BCM provided advisory services to TCI from March 28, 1989 until June 30, 2003, when Prime replaced BCM as the contractual advisor to TCI. Prime also serves as advisor to ARI. The directors of TCI are also directors of ARI. Certain officers of TCI also serve as officers of ARI, BCM and Prime. As of March 24, 2006, TCI owned approximately 24.0% of Income Opportunity Realty Investors, Inc. (“IORI”) outstanding shares of common stock. ARI owns approximately 82.2% of the outstanding shares of TCI’s common stock.

Since February 1, 1990, affiliates of BCM and Prime have provided property management services to TCI. Currently, Triad Realty Services, Ltd. (“Triad”) provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of 22 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by Highland. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis

Hotel I, LLC, has managed TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. See ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.”

TCI has no employees. Employees of Prime render services to TCI in accordance with the terms of the Advisory Agreement dated October 1, 2003.

Competition

Real Estate.    The real estate business is highly competitive and TCI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than TCI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as leasing and marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities, such as parking and other amenities, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for the residents. Management believes that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties developed in the competing submarket are also competitive factors. See also Item 1A. “RISK FACTORS.”

To the extent that TCI seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties and by aggressive buyers attempting to penetrate or dominate a particular market.

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions,” certain officers and directors of TCI also serve as officers and directors of other entities also advised by Prime which have business objectives similar to those of TCI. TCI’s directors and officers owe fiduciary duties to such other entities as well as to TCI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers and directors consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity’s existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

In addition, as also described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships,” TCI also competes with other entities which are affiliates of Prime and which have investment objectives similar to TCI’s and may compete with it in purchasing, selling, leasing and financing of real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, Prime intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

ITEM 1A.    RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this Report before trading our securities.

Risk Factors Related to our Business

Adverse events concerning TCI’s existing tenants or negative market conditions affecting TCI’s existing tenants could have an adverse impact on TCI’s ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth. Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. TCI could be adversely affected by various facts and events over which the Company has limited or no control, such as:

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

If tenants do not renew their leases as they expire, TCI may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable than expiring lease terms, or may require TCI to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Any of these events could adversely affect cash flow from operations and TCI’s ability to make distributions to shareholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and debt service payments, are not necessarily reduced when circumstances cause a decrease in rental income from the properties.

TCI may not be able to compete successfully with other entities that operate in our industry.    TCI experiences a great deal of competition in attracting tenants for the properties and in locating land to develop and properties to acquire.

In TCI’s effort to lease its properties, TCI competes for tenants with a broad spectrum of other landlords in each of the markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than TCI is able to offer.

If the availability of land or high quality properties in TCI’s markets diminishes, operating results could be adversely affected.

TCI may experience increased operating costs which could adversely affect our financial results and the value of our properties.    TCI’s properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While some current tenants are obligated by their leases to reimburse TCI for a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in TCI’s markets, TCI may not be able to increase rents or reimbursements in all of these markets to offset the increased expenses, without at the same time decreasing occupancy rates. If this occurs, TCI’s ability to make distributions to shareholders and service indebtedness could be adversely affected.

TCI’s ability to achieve growth in operating income depends in part on its ability to develop additional properties.    TCI intends to continue to develop properties where warranted by market conditions. TCI has a number of ongoing development and land projects being readied for commencement.

Additionally, general construction and development activities include the following risks:

•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;

•	construction costs may exceed original estimates due to increases in interest rates and increased cost of materials, labor or other costs, possibly making the property less profitable because of inability to increase rents to compensate for the increase in construction costs;

•	some developments may fail to achieve expectations, possibly making them less profitable;

•	TCI may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require TCI to abandon its activities entirely with respect to a project;

•	TCI may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If TCI determines to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and TCI may determine the investment is impaired resulting in a loss;

•	TCI may expend funds on and devote management’s time to projects which will not be completed;

•	occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.

TCI faces risks associated with property acquisitions.    TCI acquires individual properties and various portfolios of properties and intends to continue to do so. Acquisition activities are subject to the following risks:

•	when TCI is able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

•	acquired properties may be located in new markets where TCI faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•	TCI may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

TCI may acquire properties subject to liabilities and without any recourse, or with limited recourse, with respect to unknown liabilities. However, if an unknown liability was later asserted against the acquired properties, TCI might be required to pay substantial sums to settle it, which could adversely affect cash flow.

Many of TCI’s properties are concentrated in our primary markets and the Company may suffer economic harm as a result of adverse conditions in those markets.    TCI’s properties are located principally in specific geographic areas in the Southwestern, Southeastern, and Midwestern United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

TCI is leveraged and may not be able to meet our debt service obligations.    TCI had total indebtedness at December 31, 2005 of approximately $767.6 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. TCI’s leveraged position makes it vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

TCI may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.    TCI relies on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee TCI will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	TCI’s own financial structure and performance;

•	the market’s opinion of real estate companies in general;

•	the market’s opinion of real estate companies that own properties similar to TCI.

TCI may suffer adverse effects as a result of terms and covenants relating to the Company’s indebtedness.     Required payments on TCI’s indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders may be reduced. If payments on debt cannot be made, TCI could sustain a loss or suffer judgments, or in the case of mortgages, suffer foreclosures by mortgagees. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

TCI anticipates only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, TCI is likely to refinance a portion of its outstanding debt as it matures. There is a risk that TCI may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the maturing debt. If principal balances due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity capital, cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

TCI’s credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which TCI must maintain. TCI’s continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and TCI may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

TCI’s degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.    The degree of leverage could affect TCI’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The degree of leverage could also make TCI more vulnerable to a downturn in business or the general economy.

An increase in interest rates would increase interest costs on variable rate debt and could adversely impact the ability to refinance existing debt.    TCI currently has, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will the interest costs, which could adversely affect cash flow and the ability to pay principal and interest on TCI’s debt and the ability to make distributions to shareholders. Further, rising interest rates could limit TCI’s ability to refinance existing debt when it matures.

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow.    If capital expenditures for ongoing or planned development projects or renovations exceed expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, TCI might not have access to funds on a timely basis to pay the unexpected expenditures.

Construction costs are funded in large part through construction financing, which the Company may guarantee and the Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up and permanent financing is obtained, or the for sale project is sold or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

TCI may need to sell properties from time-to-time for cash flow purposes.    Because of the lack of liquidity of real estate investments generally, TCI’s ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that TCI must sell assets to generate cash flow, TCI cannot predict whether there will be a market for those assets in the time period desired, or whether TCI will be able to sell the assets at a price that will allow the Company to fully recoup its investment. TCI may not be able to realize the full potential value of the assets and may incur costs related to the early pay-off of the debt secured by such assets.

The Company intends to devote resources to the development of new projects.    TCI plans to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	TCI may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	TCI may not be able to obtain financing on favorable terms for development of a property, if at all;

•	the Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs;

•	TCI may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.    TCI is subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	TCI’s real estate assets are concentrated primarily in the Southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

•	changes in interest rates may make the ability to satisfy debt service requirements more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control;

•	acts of terrorism, and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Risks Related to the Real Estate Industry

Real estate investments are illiquid, and the Company may not be able to sell properties if and when it is appropriate to do so.    Real estate generally cannot be sold quickly. TCI may not be able to dispose of properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code may limit TCI’s ability to sell properties (without incurring significant tax costs) in some situations when it may be otherwise economically advantageous to do so, thereby adversely affecting returns to stockholders and adversely impacting TCI’s ability to meet it’s obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

TCI’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for TCI’s present operations.

Details of TCI’s real estate and mortgage notes receivable portfolios at December 31, 2005, are set forth in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning TCI’s real estate and mortgage notes receivable portfolios.

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

At December 31, 2005, none of TCI’s properties, mortgage notes receivable or investments in partnerships exceeded 10.0% of total assets. At December 31, 2005, 76.6% of TCI’s assets consisted of properties held for investment, 3.7% consisted of properties held for sale, 6.3% consisted of properties subject to sales contract, 6.0% consisted of mortgage notes and interest receivables and 2.3% consisted of investments in partnerships and equity investees. The remaining 5.1% of TCI’s assets were invested in cash, cash equivalents, and other assets. The percentage of TCI’s assets invested in any one category is subject to change and no assurance can be given that the composition of TCI’s assets in the future will approximate the percentages listed above.

TCI’s real estate is geographically diverse. At December 31, 2005, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under “Real Estate” below. At December 31, 2005, TCI held mortgage notes receivable secured by commercial properties in the Southwest and Southeast regions of the continental United States, as shown more specifically in the table under “Mortgage Loans” below.

Real Estate

At December 31, 2005, approximately 86.6% of TCI’s assets were invested in real estate. TCI invests primarily in real estate located throughout the continental United States, either on a leveraged or non-leveraged basis. TCI’s real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale.

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

TCI’s current real estate portfolio consists of 143 owned properties. Of the 143 properties, 12 apartments were sold to partnerships controlled by Metra Capital, LLC (“Metra”) in 2002. Because the Metra sales transaction was accounted for as a finance transaction, TCI continued to account for the 12 properties as owned properties. In April 2005, TCI settled a litigation action against Metra regarding the original transaction. The resolution of the litigation resulted in settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, cessation of preferential returns, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. See NOTE 8. “RELATED PARTY TRANSACTIONS.”

TCI typically invests in developed real estate. However, TCI also invests in unimproved land and apartment development and construction. To the extent that TCI continues to invest in development and construction projects, it will be subject to business risks, such as cost overruns and construction delays, associated with higher risk projects.

At December 31, 2005, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Laguna Vista	Farmers Branch, TX	206 Units	$8,308	$12,797	$17,741
Legends of El Paso	El Paso, TX	240 Units	5,319	12,765	16,040
Mission Oaks	San Antonio, TX	228 Units	12,072	5,397	15,636
Park at Maumelle	Maumelle, AR	240 Units	11,805	6,894	16,829
Park at Metro Center	Nashville, TN	144 Units	3,328	9,287	11,141

For the period ended December 31, 2005, TCI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 unit Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

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

In November 2004, TCI agreed to swap 69,903 square feet of Centura land, located in Dallas, Texas, with 71,393 square feet of land TXU Electric Delivery Company (“TXU”) owns adjacent to Centura land for the relocation of electric transmission and distribution facilities. TCI agreed to pay the actual costs of relocation, which is estimated at $453,000. ARI paid $216,361 of this cost on TCI’s behalf in November 2004. Prime paid the remaining $216,361 on TCI’s behalf in September 2005. TCI paid an additional $36,000 to TXU for the difference in the size of the TCI property and the TXU property.

In the opinion of management, the properties owned by TCI are adequately covered by insurance.

The Company’s three office buildings in downtown New Orleans suffered extensive damage from Hurricane Katrina. Management is presently working with the Company’s insurance carriers to finalize all related claims. Most of the necessary repairs to the Amoco and 1010 Common Buildings have either been made or scheduled. At year-end, the Company had received approximately $8.7 million from its insurance carriers principally as partial reimbursement for Katrina-related lost rents. At the same time, the Company had spent $1.7 million to stabilize and initiate repairs to the buildings. At December 31, 2005, the Amoco Building and the 1010 Common Building were open for business on a limited-access basis. The 225 Baronne Building, however, is closed until the assessment of damages can be fully completed. We believe our insurance coverage is adequate to fully cover the cost of repairs and lost rents, less our normal property and wind deductibles.

Two of our apartment communities in Galveston, Texas and one property in Lafayette, Louisiana suffered damage from Hurricane Rita. Most of the repairs have either been completed or scheduled. Our insurance policies will cover the costs of the required repairs, excluding normal property and wind deductibles.

The following table sets forth the percentages, by property type and geographic region, of TCI’s real estate (other than three hotels in the Midwest region, one hotel in Poland and 54 parcels of unimproved land, as described below) at December 31, 2005.

Region	Apartments	Commercial Properties
Pacific	—%	—%
Midwest	0.73	13.62
Mountain	—	1.95
Southwest	97.15	78.03
Southeast	2.12	6.40

	100.00%	100.00%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI’s investment in each region. TCI owns 54 parcels of unimproved land, three parcels for a total of 23.82 acres in the Southeast region, 50 parcels for a total of 4,179.3 acres in the Southwest region and 110.68 acres in the US Virgin Islands. See Schedule III to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of TCI’s real estate portfolio.

During 2005, the activity in TCI’s owned real estate portfolio was:

Owned properties at January 1, 2005	129
Properties purchased (excluding additions to existing land parcels or land for construction)	26
Properties added from consolidation of partnerships	1
Properties sold (excluding partial sales)	(13)

Owned properties at December 31, 2005	143

Properties Held for Investment.    Set forth below are TCI’s properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2005, 2004 and 2003, for apartments and commercial properties and average occupancy during 2005, 2004 and 2003 for hotels:

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Apartments
4400	Midland, TX	92 Units/94,472 Sq. Ft.	$.55	$.51	$.49	97%	97%	86%
Apple Lane	Lawrence, KS	75 Units/30,000 Sq. Ft.	1.12	1.08	1.05	100	100	100
Arbor Point	Odessa, TX	195 Units/178,920 Sq. Ft.	.50	.47	.45	92	90	95
Ashton Way	Midland, TX	178 Units/138,964 Sq. Ft.	.48	.45	.43	96	95	87
Autumn Chase	Midland, TX	64 Units/58,652 Sq. Ft.	.61	.57	.55	95	98	98
Blue Lake Villas	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.93	.91	.91	95	90	92
Blue Lake Villas II	Waxahachie, TX	70 Units/69,768 Sq. Ft.	.79	**	**	99	**	**
Bluffs at Vista Ridge	Lewisville, TX	272 Units/257,450 Sq. Ft.	.98	**	**	89	**	**
Breakwater Bay	Beaumont, TX	176 Units/145,688 Sq. Ft.	.94	.93	**	99	87	**
Bridges on Kinsey	Tyler, TX	232 Units/209,888 Sq. Ft.	.87	**	**	98	**	**
Capitol Hill	Little Rock, AR	156 Units/151,116 Sq. Ft.	.76	.88	**	98	70	**
Courtyard	Midland, TX	133 Units/111,576 Sq. Ft.	.49	.47	.46	96	94	99
Coventry	Midland, TX	120 Units/105,608 Sq. Ft.	.51	.45	.44	98	96	84
Dakota Arms	Lubbock, TX	208 Units/178,776 Sq. Ft.	.88	**	**	93	**	**
DeSoto Ranch	DeSoto, TX	248 Units/240,718 Sq. Ft.	.97	.95	.94	96	98	98
El Chapparal	San Antonio, TX	190 Units/174,220 Sq. Ft.	.76	.75	.73	93	94	96
Fairway View Estates	El Paso, TX	264 Units/204,000 Sq. Ft.	.67	.65	.64	95	90	96
Fairways	Longview, TX	152 Units/134,176 Sq. Ft.	.61	.59	.58	91	96	93
Falcon Lakes	Arlington, TX	284 Units/207,960 Sq. Ft.	.97	.96	.96	96	94	94
Fountain Lake	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.62	92	86	96
Fountains of Waterford	Midland, TX	172 Units/129,200 Sq. Ft.	.61	.55	.53	96	96	99
Foxwood	Memphis, TN	220 Units/212,000 Sq. Ft.	.61	*	*	95	*	*
Harper’s Ferry	Lafayette, LA	122 Units/112,500 Sq. Ft.	.61	.61	.60	98	95	90
Heather Creek	Mesquite, TX	200 Units/170,212 Sq. Ft.	.95	.94	**	94	93	**
Hunters Glen	Midland, TX	212 Units/174,180 Sq. Ft.	.45	.42	.39	100	93	94
Kingsland Ranch	Houston, TX	398 Units/350,584 Sq. Ft.	.96	**	**	97	**	**
Lake Forest	Houston, TX	240 Units/193,872 Sq. Ft.	.97	**	**	95	**	**
Limestone Canyon	Austin, TX	260 Units/216,000 Sq. Ft.	1.06	1.06	1.06	94	96	91
Limestone Ranch	Lewisville, TX	252 Units/219,600 Sq. Ft.	.97	.95	.94	94	95	91
Mariposa Villas	Dallas, TX	216 Units/200,928 Sq. Ft.	.89	.89	.89	92	95	97
Mountain Plaza	El Paso, TX	188 Units/220,710 Sq. Ft.	.54	.52	.52	97	90	94
Oak Park IV	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.56	93	93	91
Paramount Terrace	Amarillo, TX	181 Units/123,840 Sq. Ft.	.62	.61	.60	96	91	93
Quail Oaks	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.83	.83	.83	97	95	95
River Oaks	Wiley, TX	180 Units/164,604 Sq. Ft.	.96	.86	.86	95	95	98
Sendero Ridge	San Antonio, TX	384 Units/340,880 Sq. Ft.	.95	1.02	1.01	90	94	80
Somerset	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.68	92	85	88
Southgate	Odessa, TX	180 Units/151,656 Sq. Ft.	.51	.46	.43	95	98	93
Spy Glass	Mansfield, TX	256 Units/ 239,264 Sq. Ft.	.97	.96	.95	93	92	97
Stonebridge at City Park	Houston, TX	240 Units/ 207,424 Sq. Ft.	.97	**	**	96	**	**
Sunchase	Odessa, TX	300 Units/223,048 Sq. Ft.	.54	.51	.49	96	97	96
Tivoli	Dallas, TX	190 Units/168,862 Sq. Ft.	.96	.95	.95	93	92	92
Timbers	Tyler, TX	180 Units/101,666 Sq. Ft.	.61	.60	.60	97	96	92
Treehouse	Irving, TX	160 Units/153,072 Sq. Ft.	.80	.80	*	95	96	*
Verandas at City View	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.92	.92	.60	96	93	92
Vistas at Pinnacle Park	Dallas, TX	332 Units/276,928 Sq. Ft.	.93	.91	**	93	96	**
Vistas at Vance Jackson	San Antonio, TX	240 Units/196,272 Sq. Ft.	.72	**	**	94	**	**
Westwood	Odessa, TX	79 Units/49,001 Sq. Ft.	.54	.46	.44	100	91	100
Wildflower Villas	Temple, TX	220 Units/201,536 Sq. Ft.	.85	**	**	92	**	**
Willow Creek	El Paso, TX	112 Units/103,140 Sq. Ft.	.59	.58	.57	97	97	96
Windsong	Fort Worth, TX	188 Units/169,464 Sq. Ft.	.90	.89	**	96	91	**
Woodview	Odessa, TX	232 Units/165,840 Sq. Ft.	.56	.53	.52	96	93	94

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	14.09	14.08	13.63	85	84	82
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	10.62	10.70	10.63	68	69	65
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	21.88	*	*	88	*	*
Amoco	New Orleans, LA	378,244 Sq. Ft.	13.78	13.66	13.37	72	69	78
Eton Square	Tulsa, OK	222,654 Sq. Ft.	10.51	11.09	11.60	60	75	38
Executive Court	Memphis, TN	41,840 Sq. Ft.	4.51	*	*	10	*	*
Forum	Richmond, VA	79,791 Sq. Ft.	13.86	13.68	14.23	90	76	61
Lexington Center	Colorado Springs, CO	74,603 Sq. Ft.	10.88	10.56	2.33	58	58	70
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10.00	*	*	0	*	*
Parkway North	Dallas, TX	71,041 Sq. Ft.	15.26	16.58	18.08	31	60	64
Signature Office Building	Dallas, TX	56,532 Sq. Ft.	10.42	10.00	***	100	100	***
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	18.29	*	*	89	*	*
Westgrove Air Plaza	Addison, TX	78,326 Sq. Ft.	11.29	12.68	13.26	79	74	94
Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000 Sq. Ft.	2.85	2.85	2.80	100	100	65
Addison Hanger	Addison, TX	23,650 Sq. Ft.	7.83	7.54	7.94	100	67	100
Addison Hanger II	Addison, TX	29,000 Sq. Ft.	9.05	9.24	9.64	100	92	92
Encon	Fort Worth, TX	256,410 Sq. Ft.	2.93	3.12	3.17	100	100	100
Space Center	San Antonio, TX	101,500 Sq. Ft.	3.36	3.41	3.43	61	61	84
Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7.23	6.97	7.25	89	89	90
Cullman	Cullman, AL	92,466 Sq. Ft.	5.15	3.55	3.53	27	27	95
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	5.92	5.91	5.51	53	64	61
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	5.95	*	*	93	*	*

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2005	2004	2003	2005	2004	2003	2005	2004	2003
Hotels
Akademia	Wroclaw, Poland	161 Rooms	$63.00	$55.33	$47.78	73	65	51	$45.09	$35.98	$46.86
City Suites	Chicago, IL	45 Rooms	144.21	126.29	120.16	63	58	58	90.19	71.60	76.78
The Majestic	Chicago, IL	55 Rooms	151.17	129.64	124.47	52	52	48	79.18	65.91	57.86
Willows	Chicago, IL	52 Rooms	141.10	119.84	121.24	57	57	53	80.11	67.62	69.54

Property	Location	Acres
Land
1013 Common	New Orleans, LA	.413 Acres
2301 Valley Branch	Farmers Branch, TX	23.763 Acres
Addison Park – Residential	Addison, TX	3.37 Acres
Addison Park – Retail	Addison, TX	1.93 Acres
Alliance 8	Tarrant County, TX	8.0 Acres
Alliance 52	Tarrant County, TX	51.887 Acres
Alliance Airport	Tarrant County, TX	12.724 Acres
Centura	Farmers Branch, TX	8.753 Acres
Cooks Lane	Fort Worth, TX	23.242 Acres
Denton	Denton, TX	25.928 Acres
Denton-Andrew B	Denton, TX	22.918 Acres
Denton-Andrew C	Denton, TX	5.217 Acres
Denton-Coonrod	Denton, TX	82.203 Acres
DeSoto	DeSoto, TX	21.897 Acres
Dominion	Farmers Branch, TX	14.39 Acres
Fiesta	San Angelo, TX	.6657 Acres
Folsom	Farmers Branch, TX	36.777 Acres
Fruitland	Fruitland, FL	4.66 Acres
Hollywood Casino	Farmers Branch, TX	42.815 Acres
Kaufman Cogen	Kaufman County, TX	2,567 Acres

Property	Location	Acres
Kaufman Taylor	Kaufman County, TX	30.99 Acres
Lacy Longhorn	Farmers Branch, TX	17.115 Acres
Lakeshore Villas	Humble, TX	1.36 Acres
Lamar/Parmer	Austin, TX	17.07 Acres
Las Colinas	Las Colinas, TX	4.7 Acres
LCLLP	Las Colinas, TX	41.19 Acres
Limestone Canyon II	Austin, TX	9.96 Acres
Lubbock	Lubbock, TX	2.866 Acres
Luna	Farmers Branch, TX	2.61 Acres
Mandahl Bay	US Virgin Islands	110.68 Acres
Manhattan	Farmers Branch, TX	108.892 Acres
Mansfield	Mansfield, TX	21.892 Acres
Marine Creek	Ft. Worth, TX	43.43 Acres
Mason Park	Houston, TX	18 Acres
McKinney 36	McKinney, TX	34.58 Acres
McKinney Ranch	McKinney, TX	432.69 Acres
Mira Lago	Farmers Branch, TX	4.152 Acres
Nashville	Nashville, TN	6.21 Acres
Pac Trust	Farmers Branch, TX	7.07 Acres
Pantaze	Dallas, TX	5.997 Acres
Payne I	Las Colinas, TX	109.85 Acres
Payne II	Las Colinas, TX	39.87 Acres
Pulaski	Pulaski County, AR	21.9 Acres
Railroad	Dallas, TX	.293 Acres
Rochelle I	Las Colinas, TX	10.096 Acres
Rochelle II	Las Colinas, TX	21.269 Acres
Rogers	Rogers, AR	20.08 Acres
Seminary West	Ft. Worth, TX	5.36 Acres
Senlac	Farmers Branch, TX	11.9 Acres
Senlac VHP	Farmers Branch, TX	3.95 Acres
Sheffield Village	Grand Prairie, TX	13.9 Acres
Southwood Plantation	Tallahassee, FL	12.95 Acres
Valley Ranch	Irving, TX	29.9 Acres
West End	Dallas, TX	5.34 Acres
Whorton	Benton County, AR	79.68 Acres
Wilmer 88	Dallas, TX	87.62 Acres

*	Property was purchased in 2003, 2004 or 2005.
**	Property was under construction.
***	No applicable data for Signature Athletic Club. TCI sold the athletic club in November 2004 but retained the Signature office building.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
Foxwood(3)	Memphis, TN	220 Units	$6,988	$—	$5,609	(1)	6.54%		01/08
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464	1,774		5.50		01/47
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—		5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	—	817		5.65		09/46
Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	(9)	6.16	(9)	01/13	(9)
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(2)	05/06
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	11,502	—	7,430	(1)	4.90	(2)	05/06

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)		Debt Incurred	Interest Rate		Maturity Date
Shopping Centers
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	8,200	2,223		6,495	7.28		02/13
Land
Addison Park – Residential	Addison, TX	1.93 Acres	1,475	381		1,180	8.00	(2)	11/06
Addison Park – Retail	Addison, TX	3.37 Acres	783	201		626	8.00	(2)	11/06
Alliance Airport	Tarrant County, TX	12.724 Acres	850	892		—	—		—
Alliance 8	Tarrant County, TX	8 Acres	657	332		408	7.75	(2)	05/06
Alliance 52	Tarrant County, TX	51.887 Acres	2,538	1,054		1,610	7.75	(2)	05/06
Denton	Denton, TX	25.928 Acres	2,100	862		1,365	7.75	(2)	04/07
Denton-Andrew B	Denton, TX	22.918 Acres	853	345		554	8.00	(2)	06/07
Denton-Andrew C	Denton, TX	5.217 Acres	303	126		197	8.00	(2)	06/07
Kaufman Cogen	Kaufman County, TX	2,567 Acres	5,498	6,110		—	—		—
Kaufman Taylor	Kaufman County, TX	30.999 Acres	465	486		—	—		—
Luna	Farmers Branch, TX	2.606 Acres	250	257		—	—		—
Mandahl Bay	US Virgin Islands	50.4 Acres	7,000	4,101		3,500	7.00		07/05	(8)
Mandahl Bay (Chung)	US Virgin Islands	.75 Acres	95	101		—	—		—
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	104		—	—		—
Mandahl Bay (Inn)	US Virgin Islands	14.992 Acres	2,500	2,731		—	—		—
Mandahl Bay (Marina)	US Virgin Islands	24.02 Acres	2,000	2,101		—	—		—
Mansfield	Mansfield, TX	21.892 Acres	1,450	577		943	7.50	(2)	03/07
McKinney Ranch	McKinney, TX	464.93 Acres	45,975	19,992		28,051	8.00		12/08
Pantaze	Dallas, TX	5.997 Acres	265	276		—	—		—
Payne I & II(10)	Las Colinas, TX	149.72 Acres	1,000	1,066		—	—		—
Senlac	Farmers Branch, TX	11.94 Acres	625	643	(7)	—	—		—
Senlac VHP	Farmers Branch, TX	3.95 Acres	595	623		—	—		—
Southwood Plantation(5)	Tallahassee, FL	12.95 Acres	525	555		—	—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401		—	—		—
West End(6)	Dallas, TX	.158 Acres	49	52		—	—		—
Whorton	Benton County, AR	79.68 Acres	4,332	702		3,828	6.08	(2)	01/07
Wilmer 88	Dallas, TX	87.62 Acres	638	668		—	—		—

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Funds for purchase were provided by ARI, a related party.
(8)	Debt was extended to April 2006, with an increase in the interest rate to 8.0%.
(9)	Represents two loans on the building: a first lien of $35.3 million at 6.16% that matures in January 2013 and second lien of $5.1 million at 6.16% that matures in January 2013.
(10)	TCI dissolved the 50% Tenant-In-Common interest in the Payne Land, resulting in TCI owning the 109.85 acre Payne I tract and the 39.87 acre Payne II tract. TCI paid an additional $1.0 million for a 30.43 flood plain acreage difference between the two parties.

In 2005, TCI sold the following properties:

Property	Location	Units/ Acres/ Rooms/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
By The Sea	Corpus Christi, TX	153 Units	$7,450	$2,050	$5,165	$1,343
Terrace Hills	El Paso, TX	310 Units	12,300	5,467	5,890	6,527

Property	Location	Units/Acres/ Rooms/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,116	6,506		2,162
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253	961		919
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114	3,284		(199)
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792		10,061
Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		294
Shopping Centers
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	14,250	6,192	6,651		6,601
Hotels
Majestic Inn	San Francisco, CA	57 Rooms	7,900	3,487	3,950		3,272
Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.82 Acres	7,674	5,587	1,744		2,394
Granbury Station	Fort Worth, TX	15.696 Acres	1,003	265	738	(1)	10
LCLLP	Las Colinas, TX	4.3 Acres	1,873	511	1,290		1,327
McKinney Ranch	McKinney, TX	1.328 Acres	347	325	—		191
McKinney Ranch(2)	McKinney, TX	27.192 Acres	10,070	2,214	—		—	(3)
McKinney Ranch(4)	McKinney, TX	3.73 Acres	1,381	290	—		—	(5)
Round Mountain(6)	Lakeway, TX	10 Acres	1,500	251	—		1,073
West End	Dallas, TX	.7978 Acres	2,259	2,099	—		1,259
West End	Dallas, TX	.826 Acres	2,430	213	2,000		1,448

(1)	Assumed debt.
(2)	TCI provided $7.6 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Gain of $7.0 million deferred due to insufficient initial buyer investment.
(4)	TCI provided $1.0 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Gain of $307,000 deferred due to insufficient initial buyer investment.
(6)	TCI provided $1.1 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

In 2005, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	%(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10
Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10
Land
2301 Valley Branch	Farmers Branch, TX	23.763 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.724 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.753 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.879 Acres	1,635	1,271	336	7.25	(1)	01/07
McKinney 36	Collin County, TX	34.58 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Payne I	Las Colinas, TX	109.85 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	03/07
West End(2)	Dallas, TX	6.324 Acres	2,000	—	1,951	7.25	(1)	01/07	(4)
West End(2)	Dallas, TX	5.498 Acres	2,000	—	1,842	8.00	(1)	06/07

(1)	Variable rate.

(2)	Drawn on TCI’s $10 million line of credit for land acquisition and financing.
(3)	IORI purchased the Centura Land for $6.7 million. See Note 8. “RELATED PARTIES.”
(4)	Loan was paid off in November 2005 from a partial sale.

Properties Held-for-Sale.    Set forth below are TCI’s properties held-for-sale.

Property	Location	Units
Apartments
Bay Walk	Galveston, TX	192 Units
Island Bay	Galveston, TX	458 Units
Marina Landing	Galveston, TX	256 Units
Plantation	Tulsa, OK	138 Units
Willow-Wick Gardens	Pensacola, FL	152 Units

Partnership Properties.    TCI is a 30% general partner in Sacramento Nine (“SAC 9”), which owned the Prospect Park #29 Office Building. In December 2004, SAC 9 sold the Prospect Park #29 office building for $3.7 million, of which TCI received $1.1 million after closing costs and fees. TCI recognized a gain from the sale of $882,000.

In December 2004, TCI sold to an unrelated investment group a 95% partnership interest in Garden Centura, L.P. (“Garden Centura”). Garden Centura is the owner of the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. TCI retained a non-controlling 1% general partner interest and a 4% limited partner interest in Garden Centura, L.P. TCI accounts for its investment in this partnership on the equity method.

Provision for Asset Impairments.    TCI recorded asset impairments of $3.4 million in 2005, $6.1 million for 2004 and $4.7 million for 2003, representing the write down of certain operating properties to current estimated fair value. The asset impairment for 2005 relates to the following properties:

Property	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Bay Walk/Island Bay	Galveston, TX	650 Units	$25,000	$25,598	$982	$1,580
Land
Centura	Farmers Branch, TX	8.753 Acres	12,025	13,865	—	1,840

The Bay Walk and Island Bay Apartments are under contract to sell together and the contractual sales price was used as fair value. Centura Land was appraised for its sale to IORI and the appraised value was used as the fair value. The costs to sell are estimated closing costs and commission to be paid by TCI.

The asset impairment for 2004 relates to the following properties:

Property	Location	Sq. Feet	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	$8,500	$10,220	$—	$1,720
Harmon	Sterling, VA	72,062 Sq. Ft.	6,500	9,080	320	2,900
Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	5,367	210	1,577

The Harmon and Mimado buildings were sold and the contractual sales prices were used as fair value. The costs to sell were the estimated closing costs and commissions to be paid by TCI. It was determined that the fair value of 225 Baronne was less than the current book value due to the pending loss of a major tenant. The Company determined that future leases on the vacated space will likely be below market rates and the projected future cash flows of 225 Baronne may not be sufficient to recover the current book value.

The asset impairment for 2003 relates to the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
Brandeis	Omaha, NE	319,234 Sq. Ft.	$8,821	$13,630	$—	$4,357
Land
Red Cross	Dallas, TX	2.89 Acres	8,500	7,679	1,019	198

Brandeis was returned to the lender via a Deed in Lieu of Foreclosure on February 27, 2004 and the outstanding debt and accrued interest was used as the fair value. The gross impairment for Brandeis was $4.9 million but was reduced by $452,000 for the minority interest portion. The Red Cross land was sold on January 30, 2004 and the actual sales price less selling costs was used as the fair value.

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

Types of Mortgage Activity.    TCI has originated its own mortgage loans, as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. Premier Funding, LLC, a related party, services TCI’s mortgage notes. TCI’s investment policy is described in ITEM 1. “BUSINESS—Business Plan and Investment Policy.”

Types of Properties Securing Mortgage Notes.    The properties securing TCI’s mortgage notes receivable portfolio at December 31, 2005, consisted of five office buildings, three parcels of unimproved land and various partnership and membership interests. Four mortgage notes receivable were unsecured at December 31, 2005. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI’s Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

At December 31, 2005, TCI’s mortgage notes receivable portfolio included six mortgage loans with an aggregate principal balance of $35.7 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental United States, six mortgage loans with an aggregate principal balance of $16.0 million secured by unimproved land in the Southwest region of the continental United States, five loans with a principal balance of $7.6 million secured by partnership or membership interests and four unsecured loans with a principal balance of $3.9 million. At December 31, 2005, 6.0% of TCI’s assets were invested in notes and interest receivable.

The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI’s mortgage notes receivable at December 31, 2005. Excluded are $27.5 million of mortgage notes that are secured by unimproved land or other security, or are unsecured. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for further details of TCI’s mortgage notes receivable portfolio.

Region	Apartments	Commercial Properties	Total
Southwest	0.0%	48.9%	48.9%
Southeast	0.0	51.1	51.1

	0.0%	100.0%	100.0%

A summary of the activity in TCI’s mortgage notes receivable portfolio during 2005 is as follows:

Mortgage notes receivable at January 1, 2005	23
Loans paid off	(8)
Loans funded	6

Mortgage notes receivable at December 31, 2005	21

During 2005, $10.8 million was collected in full payment of eight mortgage notes and $1.4 million in principal payments were received on other mortgage notes. At December 31, 2005, 1.5% of TCI’s assets were invested in mortgage notes secured by non-income producing real estate, comprised of a second lien mortgage note secured by 33 acres of unimproved land in Travis County, Texas, a first lien note secured by 13 acres of unimproved land in Harris County, Texas, a second lien note secured by 22.3 acres of unimproved land in Collin County, Texas, a second lien note secured by 1,092 acres in Austin, Texas, and two first lien notes secured by 27.2 and 3.73 acres in McKinney, Texas.

First Mortgage Loans.    TCI invests in first mortgage notes with short, medium and long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a “balloon” principal payment at maturity. With respect to first mortgage loans, the borrower is required to provide a mortgagee’s title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders. TCI may grant participations in first mortgage loans it originates to other lenders.

The following discussion briefly describes first mortgage loans funded in 2005, as well as events during 2005 that affected previously funded first mortgage loans.

In March 2002, TCI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million, providing $4.0 million in seller financing as well as an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 8.0% per annum, requires monthly interest only payments and matures in March 2007. As of March 2006, TCI has funded $896,000 of the $1.4 million line of credit. TCI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the probability that no debt payments would be received in the future. Effective for the quarter ended September 30, 2005, TCI no longer accrues interest on this note. The loan is not considered impaired due to management’s opinion that the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at March 2006.

In September 2005, TCI sold 10 acres of unimproved land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bore interest at 10%, required monthly interest only payments and matured in September 2008. In December 2005, TCI sold this note to a financial institution for full face value less closing costs, plus accrued interest. TCI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2005, TCI sold 27.192 acres and 3.73 acres to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0% per annum, require monthly interest only payments and mature in December 2008. In January 2006, TCI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require TCI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006; (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between TCI and the buyer; and (5) failure of TCI to deliver certain documents to the financial institution within a timely manner. TCI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

Junior Mortgage Loans.    TCI may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of TCI’s assets. At December 31, 2005, 3.5% of TCI’s assets were invested in junior and wraparound mortgage loans.

The following discussion briefly describes the junior mortgage loans that TCI originated in 2005 as well as events that affected previously funded junior mortgage loans during 2005.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate, required monthly interest only payments and originally matured in January 2003. By March 2004, TCI had funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder in 2003. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate was set to a fixed rate of 9.0% per annum and all principal and interest was due November 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI also agreed to reduce accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of the modification, TCI recognized a reduction of $1.4 million for loan losses to expense in 2004. The following notes were assigned to TCI as payment on the note:

•	$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note. TCI received $132,000 in distributions in 2005.

•	$264,000, including accrued interest, secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003. TCI’s parent company, ARI, has taken title to the collateral, giving TCI a first lien position on the collateral. This note is considered performing and no allowance has been established.

•	$466,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•	$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0% and requires payments only if surplus cash is available and matures in April 2009.

In December 2005, TCI advanced $2.5 million under this note to the borrower.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of March 2006, the borrower had $143,000 of remaining available credit under the credit limit.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bore interest at 7.0% per annum, required monthly interest only payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, bore interest at 8.5% per annum, required monthly interest only payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to TCI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single family residential lots in Austin, Texas. These advances are secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. The secured note bears interest at 10%, requires semi-annual interest payments, and matures in March 2008. In September 2005 the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $4.2 million to the borrower. TCI also guaranteed, with full recourse to TCI, an $18 million bank loan for the borrower which is secured by a first lien on the 1,092 acres of undeveloped land. In June 2005, TCI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party totaling $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interests in the borrowers. The secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph.

Related Parties.    In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI, a related party, for $4.4 million. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI guaranteed that the asset shall produce at least a 12.0% annual return of the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12.0% annual return, ARI was obligated to pay TCI any shortfall. In addition, if the asset failed to produce the 12.0% return for any calendar year and ARI failed to pay the shortfall, TCI could have required ARI to repurchase the shares of Two Hickory for the original purchase price. Because ARI guaranteed the 12.0% return and TCI had the option of requiring ARI to repurchase the entities, and because ARI is a related party, management classified the consideration paid as a note receivable from ARI. In June 2002, Two Hickory was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI. In January 2005, the guaranty period ended and TCI completed the purchase of Two Hickory by recording the asset and the assumed debt, and removing the note receivable from ARI.

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all wholly-owned subsidiaries of ARI, a related party, for $10.0 million. One Hickory owned the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owned the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI guaranteed a minimum 12.0% return annually based on the purchase price for a period of three years from the purchase date. If the assets failed to produce the 12.0% return, ARI was required to pay TCI any shortfall. In addition, if the assets failed to produce the 12.0% return for a calendar year and ARI failed to pay the shortfall, TCI had the option of requiring ARI to repurchase the entities for the original purchase price. Because ARI guaranteed the 12.0% return and TCI had the option of requiring ARI to repurchase the entities, management classified the consideration paid as a note receivable from ARI. In July 2002, the Woodsong

Apartments were sold. ARI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest. In April 2005, the guaranty period ended and TCI completed the purchase of the Foxwood Apartments by recording the asset and removing the note receivable from ARI.

In December 2003, TCI purchased a note receivable secured by a second lien on 33 acres of raw land in Travis County, Texas at par value from ARI for $2.4 million as a paydown on an affiliate loan balance. The note bears interest at 10.0% per annum, requires interest only payments beginning in November 2007 and matures in October 2008. Outstanding accrued interest is added to the principal balance on an annual basis until 2007. During 2005 and 2004, $263,000 and $240,000 of accrued interest was added to the principal balance of the note, making the principal balance at December 31, 2005 $2.9 million.

In December 2003, TCI sold a tract of Marine Creek land to a subsidiary of Unified Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized due to UHF being a related party and TCI having continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full TCI’s note payable on the land. TCI then recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of TCI’s note payable. The note bore interest at 6.0%, required quarterly payments from available surplus cash and was due in December 2007. The note was paid in full, including accrued interest, in August 2005.

Other.    In July 2003, TCI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which TCI is the general partner. This loan bears interest at 7.25% and matures in January 2007. TCI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to TCI will be deducted from the quarterly return owed by TCI to the Class A Limited Partners, eliminating the quarterly payments. In October 2005, TCI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total advanced $740,000. After January 2007, TCI may redeem the Class A Limited Partners interests in exchange for cancellation of both notes.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 9.5%, and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 9.5%, and matured in April 2005. This note was extended to April 2008.

In December 2004, TCI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. TCI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by TCI with the lender at loan closing. Through December 31, 2005, TCI has funded $4.7 million of these obligations, with $4.1 million recorded as an investment in the partnership and the remainder of $603,000 in the form of a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

Partnership mortgage loans.    TCI owns a 60.0% general partner interest and IORI owns a 40.0% general partner interest in Nakash Income Associates (“NIA”), which owns a wraparound mortgage note receivable secured by a building occupied by a Wal-Mart in Maulden, Missouri.

ITEM 3.	LEGAL PROCEEDINGS

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated. During the fiscal year ended December 31, 2005, the Innovo Realty, Inc. proceeding filed August 10, 2004 was resolved in April 2005. See Note 8 to the Consolidated Financial Statements.

Also, on May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004, by Sunset Management LLC against a number of entities, including the Company. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset Management LLC take nothing by its suit. No appeal was timely filed, and the dismissal of the action is now final. The Sunset Complaint was purportedly filed derivatively on behalf of the Company. With the Judgment dismissing this action, the Company is not, at December 31, 2005, or thereafter through the date of this Report, a direct party to any litigation involving Sunset Management LLC.

Two separate legal proceedings continue to exist which involve matters between Sunset Management LLC and ARI and BCM over a pledge as collateral for certain loans of a number of shares of Common Stock of the Company. Both cases are proceedings associated with the case styled In Re: ART Williamsburg, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Case No. 4:03-43909-BTR-11, filed August 22, 2003. The associated cases are American Realty Trust, et al. v. Sunset Management LLC, et al., Adversary Proceeding No. 03-04256 filed September 10, 2003, and Sunset Management LLC, et al. v. American Realty Investors, Inc., et al., now pending in the United States District Court for the Eastern District of Texas, Tyler Division, as Case No. 4:06-CV-18. Both proceedings involve certain shares of Common Stock of the Company beneficially owned by BCM and ARI and its subsidiaries and matters emanating from certain loans in September 2001 to BCM and three subsidiaries of ARI, Sunset Management LLC’s agreement to extend maturity dates and accept substituted collateral, arrangements which were not honored. Adversary Proceeding No. 03-04256 was removed to the Bankruptcy Court from a Texas state court originally filed in October 2002 alleging breach of contract, misrepresentation, breach of duty of good faith and fair dealing, and slander of title by Sunset Management LLC which also sought certain declaratory relief against Sunset Management LLC, as well as temporary and permanent anti-suit injunctions against Sunset Management LLC. Case No. 4:06-CV-18 was originally filed in the United States District Court for the Northern District of Texas, Dallas Division, and originally sought to require a conveyance by ARI and/or its subsidiaries of certain pledged shares back to pledgors ARI and BCM. Such matter was first transferred to the United States Bankruptcy Court for the Eastern District of Texas as an adversary proceeding and then transferred to the United States District Court for the Eastern District of Texas, Tyler Division.

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

The Annual Meeting of Stockholders was held on November 22, 2005, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual meeting stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2005. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	7,377,532	19,607
Sharon Hunt	7,369,895	27,244
Robert A. Jakuszewski	7,380,765	16,374
Ted R. Munselle	7,370,805	26,334
Ted P. Stokely	7,378,217	18,922

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2005, and any interim period, at least 7,380,092 votes were received in favor of such proposal, 3,275 votes were received against such proposal, and 13,771 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.

Quarter Ended	High	Low
March 31, 2006 (through March 24, 2006)	$18.79	$15.60

March 31, 2005	20.10	14.20
June 30, 2005	22.19	18.80
September 30, 2005	21.45	19.60
December 31, 2005	19.79	16.50

March 31, 2004	17.33	14.42
June 30, 2004	14.59	10.99
September 30, 2004	13.75	12.40
December 31,2004	14.59	13.55

On March 24, 2006, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $16.90 per share.

As of March 24, 2006, TCI’s Common Stock was held by 4,313 holders of record.

TCI paid no dividends in 2005, 2004 or 2003. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In October 2000, the Board increased this authorization to 1,409,000 shares. Through December 31, 2005, a total of 1,189,910 shares have been repurchased at a cost of $15.9 million. No shares were repurchased in 2003 or 2005. In November 2004, the Board approved a private block purchase of 212,800 shares of Common Stock for a total cost of $3.1 million. The following table represents shares repurchased during each of the three months ended December 31, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(a)
Balance as of September 30, 2005	—	$—	—	219,090
October 1-31, 2005	—	—	—	219,090
November 1-30, 2005	—	—	—	219,090
December 1-31, 2005	—	—	—	219,090

Total	—	$—	—	219,090

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of common stock. The repurchase program has no termination date.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	dollars in thousands
EARNINGS DATA
Total operating revenues	$105,444	$83,604	$68,558	$52,631	$48,932
Total operating expenses	94,006	85,936	75,066	39,715	30,328

Operating loss	11,438	(2,332)	(6,508)	12,916	18,604
Other income (expense)	(37,958)	(24,658)	(9,120)	(39,126)	(34,918)
Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(26,520)	(26,990)	(15,628)	(26,210)	(16,314)
Gain on land sales	7,702	7,110	1,641	666	—
Gain on sale of real estate	—	—	—	—	48,333
Equity in income (loss) of investees	968	(1,497)	(4,291)	(3,818)	(8,997)
Minority interest	(112)	(1,194)	2,230	892	67

Net income (loss) from continuing operations	(17,962)	(22,571)	(16,048)	(28,470)	23,089
Income tax benefit	802	10,976	—	—	—

Net income (loss) from continuing operations	(17,160)	(11,595)	(16,048)	(28,470)	23,089

Discontinued operations, net of taxes	26,229	35,301	16,721	33,321	(3,278)

Net income (loss)	9,069	23,706	673	4,851	19,811
Preferred dividend requirement	(210)	(210)	(126)	(190)	(172)

Net income (loss) applicable to Common shares	$8,859	$23,496	$547	$4,661	$19,639

PER SHARE DATA
Net income (loss) from continuing operations	$(2.20)	$(1.46)	$(2.00)	$(3.56)	$2.70
Net income (loss) from discontinued operations	3.32	4.36	2.07	4.14	(.39)

Net income (loss) applicable to Common shares	$1.12	$2.90	$.07	$.58	$2.31

Weighted average shares outstanding	7,900,869	8,082,854	8,078,108	8,057,361	8,478,377

BALANCE SHEET DATA
Real estate, net	$833,885	$658,300	$641,022	$736,977	$622,171
Real estate held–for–sale	40,446	49,878	61,457	22,510	516
Real estate subject to sales contract	68,738	70,350	79,848	—	—
Notes and interest receivable, net	64,818	56,630	30,741	27,953	22,049
Total assets	1,089,079	920,311	882,784	858,489	709,152
Notes and interest payable	770,161	644,071	626,465	586,628	461,037
Stockholders’ equity	251,179	240,519	221,758	222,394	216,768
Book value per share	$30.96	$30.44	$27.33	$27.55	$26.95

TCI purchased 26 properties for a total of $180.6 million in 2005, 20 properties for a total of $86.7 million in 2004, 10 properties for a total of $36.9 million in 2003, 16 properties for a total of $107.7 million in 2002, and 17 properties for a total of $62.5 million in 2001. TCI sold nine properties and nine parcels of land for

$107.1 million in 2005, 20 properties, the two remaining warehouses in the Kelly portfolio and four parcels of land for $276.7 million in 2004, 13 properties, two warehouses in the Kelly portfolio and 5 parcels of land for $86.6 million in 2003, 18 properties and a partial land parcel for a total of $117.6 million in 2002, and 22 properties, one warehouse in the Kelly portfolio and three partial land parcels in 2001 for a total of $161.5 million. See ITEM 2. “PROPERTIES—Real Estate” and ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Other sections of this report, including “Part I, Item I—Business—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

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

Today, TCI is an externally advised real estate investment company that owns a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. TCI has a preeminent track record as a developer, completing the construction of 19 apartment properties comprising 4,362 units over the last three years. In addition, TCI owns a high-quality portfolio of land held for future development and continues to invest in well-located land tracts in high-growth markets primarily in Texas. The Company is an active buyer and seller and during 2005 acquired over $180.6 million and sold over $107.1 million of land and income-producing properties. As of December 31, 2005, the Company owned approximately 10,354 units in 52 residential apartment communities, 22 commercial properties comprising almost four million rentable square feet and 4 hotels containing a total of 313 rooms. In addition, at December 31, 2005, TCI owned 4,200 acres of land held for development and had almost 1,100 apartment units in five projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in Poland and the U.S. Virgin Islands. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages various third-party companies to lease and manage its apartment properties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate Held for Investment

Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Investments in Equity Investees

TCI may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional investment and decreased by a proportionate share of the investee’s operating losses and distributions received.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When TCI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

Non-performing Notes Receivable

TCI considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered non-performing will also be considered non-performing, without regard to the borrower’s adherence to payment terms.

Interest Recognition on Notes Receivable

Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for Estimated Losses

A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the investment in the note exceeds management’s estimate of fair value of the collateral securing such note.

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of TCI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Results of Operations

2005 Compared to 2004.    TCI had net income of $9.1 million in 2005, including gains on sale of real estate totaling $31.5 million and net income of $23.7 million in 2004, including gains on sale of real estate totaling $63.3 million. Fluctuations in the components of revenues and expense between 2005 and 2004 are discussed below.

Rents were $105.4 million in 2005 compared to $83.6 million in 2004. The increase in rents from 2005 to 2004 is primarily due to new rental income from completed apartment projects since 2001, a slight increase in commercial rents due to new purchases in 2005, and an increase in hotel revenues due to higher room rates and average occupancies during 2005.

Property operations expenses were $64.9 million in 2005 compared to $53.2 million in 2004. This increase is primarily due to additional operations expense from the completion of apartment projects since 2001, and increases in hotel and land operations during 2005.

Depreciation expense was $16.1 million in 2005 compared to $16.7 million in 2004. Depreciation expense decreased slightly in 2005 due to lower depreciation for commercial and hotels, offset by increased depreciation from apartment construction projects being completed since 2001.

General and administrative expenses were $8.3 million in 2005 compared to $9.3 million in 2004. The decrease in 2005 was due to a reduction in legal fees and state income taxes, offset by higher professional fees, cost reimbursements to the advisor, and predevelopment expenses for projects not being constructed.

Advisory fee expense was $4.7 million in 2005 compared to $6.7 million in 2004. The decrease in 2005 was due to TCI receiving an operating expense refund from Prime of $2.4 million in 2005. See NOTE 12. “ADVISORY AGREEMENT.”

Interest income of $3.7 million in 2005 approximated the $3.7 million in 2004.

Gain on foreign currency transaction was $292,000 in 2005 compared to $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro has weakened against the Zloty in 2005 and 2004, which has resulted in TCI recognizing these gains.

Interest expense was $39.9 million in 2005 compared to $30.5 million in 2003. Interest expense increased in 2005 due to increased debt due from apartment construction projects being completed since 2001. Commercial and land interest was also higher in 2005 due to new purchases and refinancings during 2005. A large amount of TCI’s land debts have variable interest rates tied to the prime rate or other bank rates. These rates have risen throughout 2005, which has also contributed to higher interest expense for TCI’s land holdings. Hotel interest decreased during 2005 due to lower interest rates on refinanced debt.

TCI recorded asset impairments of $1.8 million in 2005 and $1.7 million in 2004, representing the write-down of certain operating properties to current estimated fair value.

Property	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Centura	Farmers Branch, TX	8.753 Acres	$12,025	$13,865	—	$1,840

Centura Land was appraised for its sale to IORI and the appraised value was used as the fair value. The costs to sell are estimated closing costs and commissions paid by TCI.

The assets for 2004 include the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416, 834 Sq. Ft.	$8,500	$10,220	$—	$1,720

It was determined that the fair value of 225 Baronne was less than the current book value due to the pending loss of the anchor tenant. It was determined that future leases on the vacated space will be below market rates and the projected future cash flows of 225 Baronne will not be sufficient to recover the current book value.

TCI recorded a reduction to loss provisions of $1.5 million in 2004, representing the removal of the allowance on TCI’s note receivables. All of TCI’s note receivables are performing or are secured by collateral that is equal to or greater than the note balance.

Net income fee to affiliate was $522,000 in 2005 compared to $1.9 million in 2004. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income, after certain adjustments. TCI had higher net income, after adjustments, in 2004 as compared to 2005, therefore the net income fee was higher.

Other income (expense) was $370,000 in 2005 compared to $555,000 in 2004. Other income in 2004 was higher due to TCI receiving a higher amount of dividend income from its holdings in Realty Korea CR-REIT Co., Ltd. No. 1.

Equity in earnings of investees was $968,000 in 2005 compared to equity in loss of investees of $1.5 million in 2004. IORI and ARI both recognized income from continuing operations for 2005, as compared to a loss for ARI from continuing operations in 2004.

Income from discontinued operations was $27.5 million in 2005 compared to $58.8 million in 2004. Income from discontinued operations relates to 9 operating properties sold during 2005, five apartments designated as held for sale and 22 operating properties TCI sold during 2004. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2005	2004
Revenue
Rental	$14,626	$36,052
Property operations	11,777	21,885

	2,849	14,167
Expenses
Interest	6,407	12,280
Depreciation	553	5,865

	6,960	18,145

Net loss from discontinued operations before gains on sale of real estate	(4,111)	(3,978)
Gain on sale of real estate	31,473	63,348
Write-down of assets held-for-sale	(1,580)	(4,477)
Equity in investees gain on sale of real estate	1,673	3,884

Net income from discontinued operations	$27,455	$58,777

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

In 2005 and 2004, gains on sale of real estate totaling $31.5 million and $63.3 million were recognized. See NOTE 2. “REAL ESTATE.”

2004 Compared to 2003.    TCI had net income of $23.7 million in 2004, including gains on sale of real estate totaling $63.3 million and net income of $673,000 in 2003, including gains on sale of real estate totaling $21.7 million. Fluctuations in the components of revenues and expense between 2004 and 2003 are discussed below.

Rents were $83.6 million in 2004 compared to $68.6 million in 2003. The increase in rents from 2004 to 2003 is primarily due to new rental income from completed apartment projects since 2001 and a slight increase in hotel revenues.

Property operations expenses were $53.2 million in 2004 compared to $49.2 million in 2003. This increase is primarily due to additional operations expense from the completion of apartment projects since 2001, which is offset by decreases in hotel and land operations during 2004.

Depreciation expense was $16.7 million in 2004 compared to $11.8 million in 2003. Depreciation expense increased in 2004 primarily due to apartment construction projects being completed since 2001.

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

Interest income was $3.7 million in 2004 compared to $2.9 million in 2003. The increase in 2004 was primarily due to additional interest from an increase in the outstanding notes receivable balances during 2004.

Gain on foreign currency transaction was $3.8 million in 2004, compared to a loss of $3.3 million in 2003. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty during 2004, which has resulted in TCI recognizing this gain.

Interest expense was $30.5 million in 2004 compared to $21.2 million in 2003. Interest expense increased in 2004 primarily due to increased debt due to apartment construction projects being completed since 2001. Changes in other segments interest expense were nominal from 2004 to 2003.

TCI recorded asset impairments of $1.7 million in 2004 and $198,000 in 2003, representing the write-down of certain operating properties to current estimated fair value.

The assets for 2004 include the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416, 834 Sq. Ft.	$8,500	$10,220	$—	$1,720

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

Net income fee to affiliate was $1.9 million in 2004. The net income fee is payable to TCI’s advisor based on 7.5% of TCI’s net income, after certain adjustments. TCI had a net loss for 2003, therefore no net income fee was due.

Gain on settlement of debt was $4.4 million in 2003. The gain resulted from a favorable ruling in a lender dispute regarding the mortgage loans on three office buildings in New Orleans, Louisiana.

Gain on condemnation award was $4.8 million in 2003, resulting from the settlement of a dispute regarding a land parcel in Dallas, Texas.

Other income (expense) was $555,000 in 2004 compared to $3.8 million in 2003. Other income in 2003 was higher due to TCI receiving a litigation settlement of $3.4 million.

Equity in loss of investees was $1.5 million in 2004 compared to $4.3 million in 2003. The losses from equity investees are primarily attributed to operating losses for IORI and ARI. IORI and ARI had lower losses from continuing operations in 2004.

Income from discontinued operations was $58.8 million in 2004 compared to $16.7 million in 2003. Income from discontinued operations relates to 22 operating properties sold during 2004 and 15 operating properties TCI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2004	2003
Revenue
Rental	$36,052	$55,616
Property operations	21,885	30,142

	14,167	25,474
Expenses
Interest	12,280	21,844
Depreciation	5,865	9,055

	18,145	30,899

Net loss from discontinued operations before gains on sale of real estate	(3,978)	(5,425)
Gain on sale of real estate	63,348	21,650
Write-down of assets held for sale	(4,477)	(4,357)
Equity in investees gain on sale of real estate	3,884	4,853

Net income from discontinued operations	$58,777	$16,721

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

In 2004 and 2003, gains on sale of real estate totaling $63.3 million and $21.7 million were recognized. See NOTE 2. “REAL ESTATE.”

Liquidity and Capital Resources

Cash and cash equivalents were $5.5 million, $21.8 million and $6.4 million at December 31, 2005, 2004 and 2003, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

TCI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and to a lesser extent, distributions from partnerships. Management anticipates that TCI’s cash at December 31, 2005, along with cash that will be generated in 2006 from property operations, will not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell income producing real estate, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

Net cash provided in operations was $16.7 million in 2005 compared to net cash used in operations of $13.2 million in 2004 and net cash provided by operations of $3.7 million in 2003. Cash flow from property operations is rents collected, less payment for property operating expenses or net rental income. Net cash provided by operating activities was higher in 2005 compared to 2004 due to higher operating income, increases in accounts and other payables and deferred gains on the sale of properties. These increases for 2005 were offset by lower depreciation being added back, higher interest payments on notes payable and an increase in other assets. Although operating income was higher in 2004 compared to 2003 due to increased income from residential properties, cash from operations was less in 2004 compared to 2003 due to higher spending on general and administrative expenses, advisory fees and net income fees and an increase in non-cash gains from property sales and foreign currency transactions in 2004 compared to 2003. Management believes that cash flow may decrease from property operations as a result of selling income producing properties.

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

Net cash used in investing activities was $148.5 million in 2005 compared to $18.9 million in 2004 compared to $26.9 million in 2003. Cash from investing activities decreased in 2005 compared to 2004 due to higher amounts of notes receivable funding, significantly more spent on real estate acquisitions and lower proceeds from real estate sales. These decreases were offset by less cash used for real estate construction and improvements and payments received from the advisor during 2005 instead of payments made to the advisor as in 2004. Cash from investing activities increased in 2004 compared to 2003 due to higher proceeds from the sales of real estate and collections on notes receivable, reduced by increased spending on real estate construction and improvements and real estate acquisitions, and an increase in payments to TCI’s advisor.

Net cash provided by financing activities was $115.4 million in 2005 compared to $47.6 million in 2004 compared to $19.0 million in 2003. Cash from financing activities increased in 2005 compared to 2004 due to higher proceeds from refinancing of notes payable and lower payments made on notes payable. Cash from financing activities increased in 2004 compared to 2003 due to higher proceeds from refinancing of notes payable, which was reduced by higher payments on notes payable and the repurchase of TCI’s common stock.

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

Obligations and Commitments

TCI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates TCI’s expected contractual obligations and commitments subsequent to December 31, 2005.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	dollars in thousands
Long-Term Debt(1)	$766,651	$191,426	$124,574	$37,415	$413,236
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	2,163	2,163	—	—	—

(1)	TCI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

Other long-term liabilities represent TCI’s intentions to purchase the interests of general and limited partners formed to construct residential properties

Related Party Transactions

Historically, TCI, ARI, IORI, and others have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated parties.

Operating Relationships

TCI received rents of $56,000 in 2005, $69,000 in 2004, and $175,000 in 2003 from Prime and BCM for a lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

Property Transactions

Activity in 2005 included:

In December 2003, TCI sold six properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c) 3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis I, an affiliate, is Senior Vice President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. The loans on Limestone Canyon apartments, Limestone at Vista Ridge apartments and Tivoli apartments were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on each of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. Management is seeking lender approval on the transfer of the note associated with the Sendero Ridge apartments.

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

Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

The Company has decided to adopt SFAS No. 123-R using the modified prospective method. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. All of TCI’s options were fully vested as of the effective date, and TCI has no outstanding options that were granted, modified or settled after the effective date, so additional compensation costs for previously granted awards will not be recognized. In December 2005, the Company’s Board of Directors cancelled the stock option plan, and at the present time, the Company has no plans to offer additional stock options. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of TCI.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (EITF 05-6), “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of EITF 05-6 did not have a material impact to our financial condition or results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

TCI’s future operations, cash flow and fair values of financial instruments are partially dependent on the then existing market interest rates and market equity prices. Market risk is based on changes in market rates and prices, and the effect of the changes on future operations. Market risk is managed by matching a property’s anticipated net operating income to appropriate financing.

TCI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. TCI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. TCI’s interest rate sensitivity position is managed by TCI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of TCI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on TCI’s financial statements of refinancing fixed debt that matured during 2005 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates. If market interest rates for variable rate debt average 100 basis points more in 2006 than they did during 2005, TCI’s interest expense would increase and net income would decrease by $1.8 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2005. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Notes receivable
Variable interest rate-fair value							$6,771

	2006	2007	2008	2009	2010	Thereafter	Total
Instrument’s maturities	$—	$4,896	$2,775	$—	$—	$—	$7,671
Instrument’s amortization	—	—	—	—	—	—	—
Interest	920	586	284	—	—	—	1,790
Average rate	8.9%	7.8%	8.7%	—%	—%	—%
Fixed interest rate-fair value							$46,911

	2006	2007	2008	2009	2010	Thereafter	Total
Instrument’s maturities	$27,555	$16,819	$6,950	$140	$—	$4,037	$55,501
Instrument’s amortization	111	50	—	—	—	—	161
Interest	3,443	1,571	434	302	298	1,584	7,632
Average rate	7.6%	8.5%	8.5%	7.6%	7.6%	7.6%

Liabilities
Non-trading Instruments-Equity Price Risk
Notes payable
Variable interest rate-fair value							$154,956

	2006	2007	2008	2009	2010	Thereafter	Total
Instrument’s maturities	$78,441	$32,467	$15,323	$6,737	$12,425	$10,993	$156,386
Instrument’s amortization	2,289	1,473	1,372	1,295	1,113	11,942	19,484
Interest	11,315	5,735	3,543	2,723	1,752	9,532	34,600
Average rate	7.8%	7.5%	7.2%	7.1%	6.2%	5.2%
Fixed interest rate-fair value							$548,453

	2006	2007	2008	2009	2010	Thereafter	Total
Instrument’s maturities	$104,366	$25,061	$38,645	$5,727	$—	$80,703	$254,502
Instrument’s amortization	6,330	5,387	4,846	4,919	5,199	309,598	336,279
Interest	36,805	31,133	28,972	26,030	25,505	431,296	579,741
Average rate	6.8%	6.7%	6.7%	6.6%	6.6%	6.4%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 23, Transcontinental Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for years then ended, in conformity with accounting principals generally accepted in the United States of America.

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

March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flow of Transcontinental Realty Investors, Inc. for the year ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 23, Transcontinental Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate, to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Transcontinental Realty Investors, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Dallas, Texas

March 30, 2004 (except for Notes 18,19 and 21 which are as of March 27, 2006.)

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Assets
Real estate held for investment	$911,981	$730,584
Less—accumulated depreciation	(78,096)	(72,284)

	833,885	658,300
Real estate held-for-sale	40,446	49,878
Real estate subject to sales contract	68,738	70,350
Notes and interest receivable
Performing (including $34,370 in 2005 and $40,496 in 2004 from affiliates and related parties)	59,922	56,630
Non-performing, non-accruing	4,896	—

	64,818	56,630
Less—allowance for estimated losses	—	—

	64,818	56,630
Investment in real estate entities	24,659	17,582
Marketable equity securities, at market value	7,446	6,580
Cash and cash equivalents	5,462	21,845
Other assets (including $1,103 in 2005 and $14,125 in 2004 from affiliates and related parties)	43,625	39,146

	$1,089,079	$920,311

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $6,987 in 2005 to affiliates and related parties)	$657,481	$524,670
Liabilities related to assets held for sale	53,357	59,424
Liabilities related to assets subject to sales contract	59,323	59,977
Other liabilities (including $12,272 in 2005 and $2,282 in 2004 to affiliates and related parties)	66,500	34,840

	836,661	678,911

Commitments and contingencies

Minority interest	1,239	881
Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 in 2005 and 7,900,869 shares in 2004	81	81
Paid-in capital	256,494	256,704
Treasury stock	(3,086)	(3,086)
Accumulated deficit	(1,846)	(10,915)
Accumulated other comprehensive loss	(464)	(2,265)

	251,179	240,519

	$1,089,079	$920,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	dollars in thousands
Property revenue:
Rents and other property revenues (including $56 in 2005 and $69 in 2004 from affiliates)	$105,444	$83,604	$68,558

Operating expenses:
Property operations (including $5,408 in 2005 and $4,849 in 2004 to affiliates and related parties)	64,885	53,210	49,176
Depreciation and amortization	16,130	16,714	11,806
General and administrative (including $2,359 in 2005 and $2,181 in 2004 to affiliates and related parties)	8,255	9,279	9,149
Advisory Fees	4,736	6,733	4,935

Total operating expenses	94,006	85,936	75,066
Operating income (loss)	11,438	(2,332)	(6,508)

Other income/(expense):
Interest income (including $2,336 in 2005 and $2,069 in 2004 from affiliates and related parties)	3,671	3,683	2,857
Gain (loss) on foreign currency transaction	292	3,766	(3,309)
Mortgage and loan interest (including $218 in 2005 and $379 in 2004 to affiliates and related parties)	(39,929)	(30,463)	(21,227)
Provision for asset impairment	(1,840)	(1,722)	(198)
Provision for losses	—	1,456	(158)
Discount on sale of note receivables	—	—	(104)
Net income fee	(522)	(1,933)	—
Gain on settlement of debt	—	—	4,392
Gain on condemnation award	—	—	4,800
Other income/ (expense)	370	555	3,827

Total other income/(expense)	(37,958)	(24,658)	(9,120)
Loss before gain on land sales, equity in earnings of investees and minority interest	(26,520)	(26,990)	(15,628)
Gain on land sales	7,702	7,110	1,641
Equity in earnings (loss) of investees	968	(1,497)	(4,291)
Minority interests	(112)	(1,194)	2,230

	8,558	4,419	(420)
Loss from continuing operations	(17,962)	(22,571)	(16,048)
Add: income tax benefit (expense)	802	10,976	—

Net loss from continuing operations	(17,160)	(11,595)	(16,048)
Income (loss) from discontinued operations (See Note 19)	27,455	58,777	16,721
Less: Income tax benefit (expense)	(1,226)	(23,476)	—

Net income (loss) from discontinued operations	26,229	35,301	16,721
Net income	9,069	23,706	673
Preferred dividend requirement	(210)	(210)	(126)

Net income applicable to common shares	$8,859	$23,496	$547

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended December 31,
	2005	2004	2003
Basic earnings per share:
Net loss from continuing operations	$(2.20)	$(1.46)	$(2.22)
Correction of accounting error in prior period (See Note 21.)	—	—	.22
Discontinued operations	3.32	4.36	2.07

Net income applicable to Common shares	$1.12	$2.90	$.07

Diluted earnings:
Net loss from continuing operations	$(2.20)	$(1.46)	$(2.22)
Correction of accounting error in prior period (See Note 21.)	—	—	.22
Discontinued operations	3.32	4.36	2.07

Net income applicable to Common shares	$1.12	$2.90	$.07

Weighted average Common shares used in computing earnings per share:
Basic	7,900,869	8,082,854	8,078,108
Diluted	7,900,869	8,082,854	8,078,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount
	(dollars in thousands)
Balance, December 31, 2002	8,072,594	$81	$257,040	$—	$(35,294)	$567	$222,394
Comprehensive income				—
Unrealized loss on foreign currency translation	—	—	—	—	—	(1,183)	(1,183)
Net income	—	—	—	—	673	—	673

				—			(510)
Series A Preferred Stock cash dividends ($5.00 per share)	—	—	(29)	—	—	—	(29)
Series C Preferred Stock cash dividends ($6.00 per share)	—	—	(97)	—	—	—	(97)
Conversion of 5,829 Series A Preferred Stock into Common Stock	41,075	—	—	—	—	—	—

Balance, December 31, 2003	8,113,669	81	256,914	—	(34,621)	(616)	221,758
Comprehensive income				—
Unrealized loss on foreign currency translation	—	—	—	—	—	(3,229)	(3,229)
Unrealized gain on marketable securities	—	—	—	—	—	1,580	1,580
Net income	—	—	—	—	23,706	—	23,706

				—			22,057
				—
Repurchase of common stock	(212,800)	—	—	(3,086)	—	—	(3,086)
Series C Preferred Stock cash dividends ($7.00 per share)	—	—	(210)	—	—	—	(210)

Balance, December 31, 2004	7,900,869	81	256,704	(3,086)	(10,915)	(2,265)	240,519
Comprehensive income				—
Unrealized gain on foreign currency translation	—	—	—	—	—	935	935
Unrealized gain on marketable securities	—	—	—	—	—	866	866
Net income	—	—	—	—	9,069	—	9,069

							10,870
Series C Preferred Stock cash dividends ($7.00 per share)	—	—	(210)	—	—	—	(210)

Balance, December 31, 2005	7,900,869	$81	$256,494	$(3,086)	$(1,846)	$(464)	$251,179

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net loss to net cash used by operating activities
Net Income	$9,069	$23,706	$673
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,684	22,578	20,860
Provision for loss	—	(1,456)	104
Amortization of deferred borrowing costs	3,985	3,900	3,134
Gain on sale of real estate	(40,848)	(74,342)	(28,144)
Provision for asset impairment	3,420	6,199	4,713
Equity in (income) loss of equity investees	(968)	1,497	4,291
Gain on extinguishment of debt	—	—	(4,392)
Gain on condemnation award	—	—	(4,800)
(Gain) loss on foreign currency transaction	(292)	(3,766)	3,309
(Gain) loss allocated to minority interest	112	1,194	(2,230)
(Increase) decrease in interest receivable	1,247	(1,209)	(683)
Decrease in other assets	782	9,173	1,670
Increase (decrease) in interest payable	(269)	(889)	311
Increase in other liabilities	23,768	195	4,954

Net cash provided by (used in) operating activities	16,690	(13,220)	3,770

Cash Flows from Investing Activities:
Collections on notes receivable (including $2,490 in 2005, $718 in 2004, and $1,241 in 2003 from affiliates)	6,160	8,851	4,651
Funding of notes receivable (including $3,297 in 2004 from affiliates)	(11,752)	(3,457)	(736)
Acquisitions of real estate	(170,333)	(40,140)	(14,250)
Real estate improvements	(3,464)	(9,328)	(4,462)
Real estate construction (including $ 1,714 in 2005, $5,625 in 2004, and $4,050 in 2003 to affiliates)	(53,303)	(152,684)	(59,055)
Proceeds from sale of real estate	88,248	221,497	56,635
Payments made under interest rate swap agreement	—	—	(87)
Purchase of marketable equity securities	—	—	(5,000)
Deposits on pending purchase	(2,670)	(4,825)	(9,784)
Payments (to) from advisor	3,032	(39,867)	5,264
Distributions (contributions) to equity investees	(4,374)	1,007	(48)

Net cash used in investing activities	(148,456)	(18,946)	(26,872)

Cash Flows from Financing Activities:
Payments on notes payable (including $398 in 2005, and $226 in 2004 to affiliates)	(79,955)	(276,137)	(124,659)
Proceeds from notes payable	198,142	330,988	146,072
Dividends paid to preferred shareholders	(210)	(263)	(74)
Repurchase of Common Stock	—	(3,086)	—
Deferred financing costs	(2,594)	(3,925)	(2,361)

Net cash provided by financing activities	115,383	47,577	18,978

Net increase (decrease) in cash and cash equivalents	(16,383)	15,411	(4,124)
Cash and cash equivalents, beginning of year	21,845	6,434	10,558

Cash and cash equivalents, end of year	$5,462	$21,845	$6,434

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$42,081	$39,210	$43,016

Notes payable assumed on purchase of real estate	13,006	15,033	2,650
Notes payable assumed by buyer on sale of real estate	738	21,898	11,291
Funds collected by affiliate on sale of note receivable	—	—	2,633
Notes receivable received from sale of real estate	9,713	21,608	4,760
Real estate refinancing proceeds received by affiliate	—	—	1,226
Real estate received from related party to satisfy debt	1,631	36,198	10,700
Real estate sold to a related party to satisfy debt	—	5,000	—
Note payable proceeds used by affiliate for purchase of real estate	—	1,000	—
Note payable proceeds used by affiliate to satisfy debt	—	1,260	—
Note payable paid-off on behalf of affiliate	—	1,851	—
Subsidiary purchased from affiliate decreasing affiliate receivable	4,101	—	—
Acquisition of real estate to satisfy note receivable	4,207	—	—
Funds collected by affiliate for property damage insurance reimbursement	8,182	—	—
Issuance of note payable for which cash proceeds were received by the advisor	—	—	6,239
Unrealized foreign currency translation loss	—	3,229	1,183
Unrealized gain on marketable securities	866	1,580	—
Unrealized foreign currency translation gain	935	—	—
Asset impairment write-down	3,420	6,199	—

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

Effective March 31, 2003, TCI financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2005, ARI owned 82.2% of the outstanding TCI common shares.

Certain balances for 2003 and 2004 have been reclassified to conform to the 2005 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.    Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. In October 2001, TCI announced a preliminary agreement for the acquisition of TCI by American Realty Investors, Inc. (“ARI”). See NOTE 23. “COMMITMENTS AND CONTINGENCIES AND LIQUIDITY.”

Basis of consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). Controlling interest in an entity is normally determined by the ownership of a majority of the entity’s voting interests; however, other determining factors include, but may not be limited to, whether the Company provides significant financial support and bears a majority of the financial risks, authorizes certain capital transactions such as the purchase, sale or financing of material assets or makes operating decisions that materially affect the entity’s financial results All intercompany balances and transactions have been eliminated in consolidation.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Company’s investment in the note exceeds the estimated fair value of the collateral securing such note.

Recent Accounting pronouncements.    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

The Company has decided to adopt SFAS No. 123-R using the modified prospective method. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. All of TCI’s options were fully vested as of the effective date, and TCI has no outstanding options that were granted, modified or settled after the effective date, so additional compensation costs for previously granted awards will not be recognized. In December 2005, the Company’s Board of Directors cancelled the stock option plan, and at the present time, the Company has no plans to offer additional stock options. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of TCI.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (EITF 05-6), “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of EITF 05-6 did not have a material impact to our financial condition or results of operations.

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

Real estate held-for-sale.    Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated cost of sale. SFAS No. 144 also requires properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale is recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Foreign Currency Translation.    Assets and liabilities of TCI’s foreign subsidiaries are translated using exchange rates as of the current balance sheet date, and revenues and expenses are translated using exchange rates as determined throughout the year. Unrealized gains or losses from translations are included in Accumulated Other Comprehensive Income, as a separate component of the Company’s stockholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. The effect of the transaction’s gain or loss is included in the caption “Gain/(loss) on foreign currency transaction” in TCI’s Consolidated Statement of Operations.

Recognition of Rental Income.    Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When TCI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

Investment in non-controlled equity investees.    The equity method is used to account for investments in partnerships which TCI does not control but for which significant influence can be exerted, and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., (“IORI”) and ARI. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional advances and decreased by a proportionate share of the investee’s operating losses and distributions received.

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

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 exclude 240,827, 264,874 and 266,686 shares relating to options and convertible preferred stock to purchase shares of common stock. These dilutive shares were excluded from the calculation of dilutive earnings per share because the effect of their inclusion would be antidilutive.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the effect on net income and earnings per share if TCI had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2005	2004	2003
	(dollars in thousands)
Net income (loss) applicable to common shares, as reported	$8,859	$23,496	$547
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(154)	(137)	(109)

Proforma net income applicable to common shares	$8,705	$23,359	$438

Net income (loss) per share:
Basic, as reported	$1.12	$2.90	$.07
Basic, pro forma	$1.10	$2.88	$.05
Diluted, as reported	$1.12	$2.90	$.07
Diluted, pro forma	$1.10	$2.88	$.05

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Dividend yield	—	—
Expected volatility	34.00%	35.10%
Risk-free interest rate	4.26%	4.04%
Expected lives (in years)	9.0	9.0

The weighted average fair value per share of options granted in 2005 and 2004 was $9.35 and $11.82, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.	REAL ESTATE

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)		Debt Incurred		Interest Rate		Maturity Date
Apartments
Foxwood(3)	Memphis, TN	220 Units	$6,988	$—		$5,609	(1)	6.54%		01/08
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464		1,774		5.50		01/47
Mission Oaks(4)	San Antonio, TX	228 Units	573	573		—		5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	—		817		5.65		09/46

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663		40,487	(9)	6.16	(9)	01/13	(9)
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715		6,500		7.50	(2)	05/06
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	11,502	—		7,430	(1)	4.90	(2)	05/06

Shopping Centers
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	8,200	2,223		6,495		7.28		02/13

Land
Addison Park – Residential	Addison, TX	1.93 Acres	1,475	381		1,180		8.00	(2)	11/06
Addison Park – Retail	Addison, TX	3.37 Acres	783	201		626		8.00	(2)	11/06
Alliance Airport	Tarrant County, TX	12.724 Acres	850	892		—		—		—
Alliance 8	Tarrant County, TX	8 Acres	657	332		408		7.75	(2)	05/06
Alliance 52	Tarrant County, TX	51.887 Acres	2,538	1,054		1,610		7.75	(2)	05/06
Denton	Denton, TX	25.928 Acres	2,100	862		1,365		7.75	(2)	04/07
Denton-Andrew B	Denton, TX	22.918 Acres	853	345		554		8.00	(2)	06/07
Denton-Andrew C	Denton, TX	5.217 Acres	303	126		197		8.00	(2)	06/07
Kaufman Cogen	Kaufman County, TX	2,567 Acres	5,498	6,110		—		—		—
Kaufman Taylor	Kaufman County, TX	30.999 Acres	465	486		—		—		—
Luna	Farmers Branch, TX	2.606 Acres	250	257		—		—		—
Mandahl Bay	US Virgin Islands	50.4 Acres	7,000	4,101		3,500		7.00		07/05	(8)
Mandahl Bay (Chung)	US Virgin Islands	.75 Acres	95	101		—		—		—
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	104		—		—		—
Mandahl Bay (Inn)	US Virgin Islands	14.992 Acres	2,500	2,731		—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.02 Acres	2,000	2,101		—		—		—
Mansfield	Mansfield, TX	21.892 Acres	1,450	577		943		7.50	(2)	03/07
McKinney Ranch	McKinney, TX	464.93 Acres	45,975	19,992		28,051		8.00		12/08
Pantaze	Dallas, TX	5.997 Acres	265	276		—		—		—
Payne I & II(10)	Las Colinas, TX	149.72 Acres	1,000	1,066		—		—		—
Senlac	Farmers Branch, TX	11.94 Acres	625	643	(7)	—		—		—
Senlac VHP	Farmers Branch, TX	3.95 Acres	595	623		—		—		—
Southwood Plantation(5)	Tallahassee, FL	12.95 Acres	525	555		—		—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401		—		—		—
West End(6)	Dallas, TX	.158 Acres	49	52		—		—		—
Whorton	Benton County, AR	79.68 Acres	4,332	702		3,828		6.08	(2)	01/07
Wilmer 88	Dallas, TX	87.62 Acres	638	668		—		—		—

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Funds for purchase were provided by ARI, a related party.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Debt was extended to April 2006, with an increase in the interest rate to 8.0%.
(9)	Represents two loans on the building: A first lien of $35.3 million at 6.16% that matures in January 2013. A second lien of $5.1 million at 6.16% that matures in January 2013.
(10)	TCI dissolved the 50% Tenant-In-Common interest in the Payne Land, resulting in TCI owning the 109.85 acre Payne I tract and the 39.87 acre Payne II tract. TCI paid an additional $1.0 million for a 30.43 flood plain acreage difference between the two parties.

In 2004, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Laguna Vista(1)	Farmers Branch, TX	206 Units	2,424	902	1,522		5.50		09/46
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Parc at Maumelle(1)	Maumelle, AR	240 Units	3,120	916	2,204		5.37		07/46
Treehouse(2)	Irving, TX	160 Units	7,519	(498)	5,027	(3)	5.00		08/13
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Commercial
Executive Court(4)	Memphis, TN	41,840 Sq. Ft.	1,970	—	—		—		—

Land
Cooks Lane land	Ft. Worth, TX	23.242 Acres	1,000	1,034	—		—		—
Denton-Coonrod land	Denton, TX	82.203 Acres	1,644	1,046	840		6.25		11/06
DeSoto land	DeSoto, TX	21.897 Acres	2,516	1,364	1,265		6.25		11/06
Granbury Station land	Ft. Worth, TX	15.696 Acres	923	236	738		7.00		09/07
Lacy Longhorn land(5)	Farmers Branch, TX	17.115 Acres	4,474	—	—		—		—
Los Colinas land(6)	Los Colinas, TX	239.2 Acres	39,145	—	10,006	(7)	—	(7)	—	(7)
Lubbock land	Lubbock, TX	2.866 Acres	224	224	—		—		—
Railroad land	Dallas, TX	.293 Acres	708	704	—		—		—
Rogers land	Rogers, AR	20.08 Acres	1,390	619	1,130		10.50		04/05
Vista Ridge land(8)	Lewisville, TX	14.216 Acres	2,585	—	—		—		—
West End land(9)	Dallas, TX	.158 Acres	71	71	—		—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(3)	Assumed debt.
(4)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Property received from ARI, a related party, for a decrease of $4.5 million to TCI’s affiliate receivable with Prime.
(6)	The following tracts of land were purchased from ARI, a related party, for a decrease of $29.1 million to TCI’s affiliate receivable from Prime: Payne, LCLLP, Rochelle I & II and Valley Ranch. TCI owns a 50% Tenant-in-Common interest in the 268 acre Payne tract.
(7)	Includes $3.1 million assumed debt on the LCLLP tract with an interest rate of 7.0% and a maturity date of 12/06 and $6.9 million assumed debt on the Rochelle I & II and Valley Ranch tracts with an interest rate of prime plus 3.0% (currently 10.5%) and a maturity date of 11/05. The debt on Rochelle I & II and Valley Ranch was extended to 11/06.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Property received from ARI, a related party, for a decrease of $2.6 million to TCI’s affiliate receivable from Prime.
(9)	TCI purchased a 50% interest in this land tract.

In 2005, TCI sold the following properties:

Property	Location	Units/ Acres/ Rooms/Sq. Ft.	Sales Price	Net Cash Received		Debt Discharged		Gain on Sale
Apartments
By The Sea	Corpus Christi, TX	153 Units	$7,450	$2,050		$5,165		$1,343
Terrace Hills	El Paso, TX	310 Units	12,300	5,467		5,890		6,527

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,116		6,506		2,162
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253		961		919
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114		3,284		(199)
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843		7,792		10,061

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738		—		294

Shopping Centers
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	14,250	6,192		6,651		6,601

Hotels
Majestic Inn	San Francisco, CA	57 Rooms	7,900	3,487		3,950		3,272

Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.82 Acres	7,674	5,587		1,744		2,394
Granbury Station	Fort Worth, TX	15.696 Acres	1,003	265		738	(1)	10
LCLLP	Las Colinas, TX	4.3 Acres	1,873	511		1,290		1,327
McKinney Ranch	McKinney, TX	1.328 Acres	347	325		—		191
McKinney Ranch	McKinney, TX	27.192 Acres	10,070	2,214	(2)	—		—	(3)
McKinney Ranch	McKinney, TX	3.73 Acres	1,381	290	(4)	—		—	(5)
Round Mountain	Lakeway, TX	10 Acres	1,500	251	(6)	—		1,073
West End	Dallas, TX	.7978 Acres	2,259	2,099		—		1,259
West End	Dallas, TX	.826 Acres	2,430	213		2,000		1,448

(1)	Assumed debt.
(2)	TCI provided $7.6 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Gain of $7.0 million deferred due to insufficient initial buyer investment.
(4)	TCI provided $1.0 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Gain of $307,000 deferred due to insufficient initial buyer investment.
(6)	TCI provided $1.1 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, TCI sold the following properties:

Property	Location	Units/ Sq. Ft./Acres	Sales Price	Net Cash (Received)		Debt Discharged		Gain/(Loss) On Sale
Apartments
Cliffs of El Dorado(2)	McKinney, TX	208 Units	$13,442	$10		$10,323	(1)	$—	(3)
In The Pines	Gainesville, FL	242 Units	11,300	3,547	(4)	5,201		5,136
Sandstone	Mesa, AZ	238 Units	8,650	2,687		5,531		1,136
Waters Edge IV (5)	Gulfport, MS	80 Units	5,000	—		—		—	(6)

Office Building
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		345
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667		3,772		328
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448		2,856		202
Brandeis(7)	Omaha, NE	319,234 Sq. Ft.	—	—		8,750	(1)	(92)
Centura Tower(8)	Farmers Branch, TX	410,901 Sq. Ft.	84,075	36,350		49,878		31,550
Corporate Pointe	Chantilly, VA	69,918 Sq. Ft.	9,000	5,025		3,609		5,239
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	9,150	4,608		3,865		1,931
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		5,475
Countryside Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	102		941		72
Durham Centre(9)	Durham, NC	207,171 Sq. Ft.	21,300	6,703		—		—	(10)
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743		7,654		6,184
Venture Center	Atlanta, GA	38,272 Sq. Ft.	4,000	997		2,550		1,167

Industrial Warehouse
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		127
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,374
Texstar Warehouse(12)	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)(17)	—	(13)

Other
Signature Athletic Club(11)	Dallas, TX	N/A	120	(154)		88		(47)

Shopping Center
K-Mart(12)	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)(17)	—	(14)
Sadler Square	Amelia Island, FL	70,295 Sq. Ft.	4,500	1,876		2,680		1,673

Land
Allen	Collin County, TX	492.531 Acres	19,962	7,956		4,088		7,056
Marine Creek(15)	Ft. Worth, TX	10.73 Acres	1,488	1,198		991		—	(16)
Rasor	Plano, TX	24.5 Acres	2,600	2,600		—		53
Red Cross	Dallas, TX	2.89 Acres	8,500	2,842		4,450		—

(1)	Assumed debt.
(2)	Property initially sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See NOTE 8. “RELATED PARTY TRANSACTIONS.”
(3)	Excludes a $1.7 million deferred gain from a related party sale.
(4)	TCI provided $1.0 million of the purchase price as seller financing. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Property sold to ARI, a related party, for an increase of $5.0 million to the affiliate receivable balance from Prime.
(6)	Excludes a $494,000 deferred gain from a related party sale.
(7)	Brandeis was returned to lender via a deed in lieu of foreclosure process. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(8)	TCI sold a 95% limited partnership interest, retaining a 1% general partner and 4% limited partner interest.
(9)	Property sold to Edina Park Plaza Associates, L.P., of which the managing general partner is a subsidiary of ARI, a related party, for a wraparound note of $14.5 million and cash.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Excludes a $4.0 million deferred gain from a related party sale.
(11)	Signature Athletic Club was sold for the assumption of capital leases by purchaser. Net cash paid is from prepaid dues and unearned revenues due purchaser.
(12)	Property sold to Basic Capital Management (“BCM”), a related party, for assumption of debt and a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(13)	Excludes a $1.0 million deferred gain from a related party sale.
(14)	Excludes $355,000 deferred gain from a related party sale.
(15)	Property sold to UHF, a related party, for cash and a note receivable. See NOTE 8. “RELATED PARTY TRANSACTIONS.”
(16)	Excludes a $581,000 deferred gain from a related party sale.
(17)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

At December 31, 2005, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Laguna Vista	Farmers Branch, TX	206 Units	$8,308	$12,797	$17,741
Legends of El Paso	El Paso, TX	240 Units	5,319	12,765	16,040
Mission Oaks	San Antonio, TX	228 Units	12,072	5,397	15,636
Parc at Maumelle	Maumelle, AR	240 Units	11,805	6,894	16,829
Parc at Metro Center	Nashville, TN	144 Units	3,328	9,287	11,141

For the period ended December 31, 2005, TCI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 unit Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

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

In November 2004, TCI agreed to swap 69,903 square feet of Centura land with 71,393 square feet of land TXU Electric Delivery Company (“TXU”) owns adjacent to Centura land for the relocation of electric transmission and distribution facilities. TCI has agreed to pay the actual costs of relocation, which is estimated at $453,000. ARI paid $216,361 of this cost on TCI’s behalf in November 2004 and this amount was used to reduce TCI’s receivable from Prime. Prime paid the remaining $216,361 on TCI’s behalf in September 2005. TCI will also pay an additional $36,000 to TXU for the difference in the size of the TCI property and the TXU property.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.	NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

	2005		2004
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing	$49,225	$58,437	$53,246	$53,895
Non-performing, non-accruing	4,457	4,896	—	—

	$53,682	63,333	$53,246	53,895

Interest receivable		1,485		2,735

		$64,818		$56,630

Notes receivable at December 31, 2005, mature from 2006 through 2017 with interest rates ranging from 4.0% to 12.0% per annum, with a weighted average rate of 7.57%. Notes receivable are generally non-recourse and are generally collateralized by real estate. Scheduled principal maturities of $27.7 million are due in 2006.

Unless otherwise noted, all of TCI’s notes receivables are secured by real estate assets.

In December 2005, TCI sold 27.192 acres and 3.73 acres to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0% per annum, require monthly interest only payments and mature in December 2008. In January 2006, TCI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require TCI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006; (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between TCI and the buyer; and (5) failure of TCI to deliver certain documents to the financial institution within a timely manner. TCI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In September 2005, TCI sold 10 acres of unimproved land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bore interest at 10%, required monthly interest only payments and matured in September 2008. In December 2005, TCI sold this note to a financial institution for full face value less closing costs, plus accrued interest. TCI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single family residential lots in Austin, Texas. These advances are secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. The secured note bears interest at 10%, requires semi-annual interest payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $4.2 million to the borrower. TCI also guaranteed, with full recourse to TCI, an $18 million bank loan for the borrower which is secured by a first lien on 1,092 acres of undeveloped land. In June 2005, TCI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party for $3.0 and

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrowers. These secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bore interest at 7.0% per annum, required monthly interest only payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, bore interest at 8.5% per annum, required monthly interest only payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to TCI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

In December 2004, TCI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. TCI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by TCI with the lender at loan closing. Through December 31, 2005, TCI has funded $4.7 million of these obligations, with $4.1 million recorded as an investment in the partnership and the remainder of $603,000 in the form of a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In July 2003, TCI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which TCI is the general partner. This loan bears interest at 7.25% and matures in January 2007. TCI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to TCI will be deducted from the quarterly return owed by TCI to the Class A Limited Partners, eliminating the quarterly payments. In October 2005, TCI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total advanced $740,000. After January 2007, TCI may redeem the Class A Limited Partners interests in exchange for cancellation of both notes.

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

In March 2002, TCI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 8.0% per annum, requires monthly interest only payments and matures in March 2007. As of March 2006, TCI has funded $896,000 of the $1.4 million line of credit. TCI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probability that no debt payments would be received in the future. Effective for the quarter ended September 30, 2005, TCI no longer accrues interest on this note. The loan is not considered impaired due to management’s opinion that the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at March 2006.

In July 2002, TCI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and originally matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of March 2006, the borrower had $143,000 of remaining available credit under the credit limit.

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments and originally matured in January 2003. By March 2004, TCI had funded a total of $4.3 million. On January 22, 2003, TCI agreed to extend the maturity date until May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate was set to a fixed rate of 9.0% per annum and all principal and interest is due November 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI also agreed to reduce accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by the borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of this modification, TCI recognized a reduction of $1.4 million for loan losses to expense in 2004. The following notes were assigned to TCI as payment on the note:

•	$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note. TCI received $132,000 in distributions in 2005.

•	$264,000 secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003. TCI’s parent company, ARI, has taken title to the collateral, giving TCI a first lien position on the collateral. This note is considered performing and no allowance has been established.

•	$466,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•	$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0%, only requires payments if surplus cash is available and matures in April 2009.

In December 2005, TCI advanced $2.5 million under this note to the borrower.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 9.5%, and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 9.5%, and matured in April 2005. This note was extended to April 2008.

In December 2003, TCI sold a tract of Marine Creek land to a subsidiary of Unified Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and TCI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full TCI’s note payable on the land. TCI then recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of TCI’s note payable. The note bore interest at 6.0%, required quarterly payments from available surplus cash and was due in December 2007. The note was paid in full, including accrued interest, in August 2005. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable. See Note 8. “RELATED PARTY TRANSACTIONS.”

In December 2003, TCI purchased a note receivable secured by a second lien on 33 acres of raw land in Travis County, Texas at par value from ARI for $2.4 million as a paydown on an affiliate loan balance. This note bears interest at 10.0%, requires interest only payments in November 2007 and matures in October 2008. Outstanding accrued interest is added to the principal balance on an annual basis until 2007. During 2005 and 2004, $263,000 and $240,000 of accrued interest was added to the principal balance of the note, making the principal balance at December 31, 2005 $2.9 million.

In January 2002, TCI purchased 100% of the outstanding common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI for $4.4 million cash. Two Hickory owns the 96,217 sq. ft. Two Hickory Centre Office Building in Farmers Branch, Texas. ARI guaranteed that the asset shall produce at least a 12.0% annual return of the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12.0% annual return, ARI was obligated to pay TCI any shortfall. In addition, if the asset fails to produce the 12.0% return for any calendar year and ARI failed to pay the shortfall, TCI could have required ARI to repurchase the shares of Two Hickory for the original purchase price. Because ARI guaranteed the 12.0% return and TCI had the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In June 2002, Two Hickory was refinanced. TCI received $1.3 million of the proceeds as a principal reduction on its note receivable from ARI. In January 2005, the guaranty period ended and TCI completed the purchase of Two Hickory by recording the asset and the assumed debt, and removing the note receivable from ARI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, TCI purchased 100% of the following entities: ART One Hickory Corporation (“One Hickory”), Garden Confederate Point, LP (“Confederate Point”), Garden Foxwood, LP (“Foxwood”), and Garden Woodsong, LP (“Woodsong”), all wholly-owned subsidiaries of ARI for $10.0 million. One Hickory owned the 120,615 sq. ft. One Hickory Centre Office Building in Farmers Branch, Texas. Confederate Point owned the 206 unit Confederate Apartments in Jacksonville, Florida. Foxwood owns the 220 unit Foxwood Apartments in Memphis, Tennessee. Woodsong owned the 190 unit Woodsong Apartments in Smyrna, Georgia. ARI guaranteed that these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets collectively failed to produce the 12.0% return, ARI was required to pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI failed to pay the shortfall, TCI had the option of requiring ARI to repurchase the entities for the original purchase price. Because ARI guaranteed the 12.0% return and TCI has the option of requiring ARI to repurchase the entities, management has classified this related party transaction as a note receivable from ARI. In July 2002, the Woodsong Apartments were sold. ARI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to IORI for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49% interest, requires monthly interest and principal payments and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and unpaid interest. In April 2005, TCI completed the purchase of the Foxwood Apartments by recording the asset and removing the note receivable from ARI.

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

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2005	2004	2003
Balance January 1,	$—	$1,456	$1,337
Provision for loss	—	—	—
Fully reserved notes receivable	—	—	119
Decrease in provision	—	(1,456)	—

Balance December 31,	$—	$—	$1,456

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	INVESTMENT IN EQUITY METHOD REAL ESTATE ENTITIES

Investment in equity method real estate entities consisted of the following:

	2005	2004
American Realty Investors, Inc. (“ARI”)	$12,114	$9,870
Income Opportunity Realty Investors, Inc. (“IORI”)	6,155	5,765
Garden Centura, L.P.	6,048	1,925
Other	342	22

	$24,659	$17,582

TCI owns an approximate 6.5% interest in ARI, a publicly held real estate company, having a market value of $108.9 million at December 31, 2005. At December 31, 2005, ARI had total assets of $505.0 million and owned 12 apartments, seven commercial properties, seven hotels and 35 parcels of unimproved land. In 2005, ARI sold eight apartments and 19 parcels of unimproved land for a total of $126.9 million, receiving net cash of $35.7 million after paying off or being relieved of $42.5 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $26.0 million on the sales of which TCI’s equity share was $1.7 million. In 2004, ARI sold four apartments, three commercial properties, and 13 parcels of unimproved land for a total of $112.5 million, receiving net cash of $18.3 million after paying off or being relieved of $58.6 million in mortgage debt and the payment of various closing costs. ARI recognized gains of $25.5 million on the sales of which TCI’s equity share was $1.7 million.

Based on the ownership percentage of TCI’s investment in ARI and ARI’s market value, TCI’s investment in ARI has a market value of approximately $6.0 million at December 31, 2005. The carrying value of this investment is approximately $12.2 million at December 31, 2005. Management continues to believe the market value of ARI temporarily undervalues its assets and therefore, no impairment of TCI’s investment in ARI has been recorded.

TCI owns an approximate 24.0% interest in IORI, a publicly held real estate company. At December 31, 2005, IORI had total assets of $99.1 million and owned six apartments, one office building, one shopping center, one industrial warehouse, and one parcel of unimproved land, all within the State of Texas. IORI did not sell any properties during 2005. Since IORI recognized no gains on the sale of property during 2005, TCI had no equity share on property sales. In 2004, IORI sold two office buildings, two office buildings and a parcel of unimproved land for a total of $24.5 million, receiving net cash of $4.8 million after paying off $15.8 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $5.5 million on the sales of which TCI’s equity share was $1.3 million. Based on the ownership percentage of TCI’s investment in IORI and IORI’s market value, TCI’s investment in IORI has a market value of approximately $6.5 million at December 31, 2005. The carrying value of this investment is approximately $6.2 million at December 31, 2005.

In December 2004, TCI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. TCI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. TCI accounts for its investment in this partnership on the equity method. TCI contributed approximately $4.1 million to Garden Centura, L.P. during 2005 for rent abatements and tenant improvements. These funds are held in escrow with the lender and available for TCI to receive repayment after the contributions are made to the partnership. TCI also contributed an additional $602,000 to Garden Centura, L.P. for cash shortfalls in 2005. These funds are recorded as a note receivable from the partnership.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Set forth below are summarized financial data for the entities accounted for using the equity method:

		2005	2004
Real estate, net of accumulated depreciation ($80,146 in 2005 and $89,967 in 2004)		$387,628	$338,181
Notes receivable		97,953	95,189
Other assets		210,953	169,027
Notes payable		(394,678)	(383,342)
Other liabilities		(113,290)	(101,288)

Shareholders equity/partners’ capital		$188,566	$117,767

	2005	2004	2003
Rents and interest and other income	$122,550	$142,324	$114,529
Depreciation	(10,753)	(8,287)	(9,308)
Operating expenses	(103,209)	(118,854)	(117,167)
Gain on land sales	31,868	3,844	41,865
Interest expense	(29,747)	(39,020)	(39,245)

Income (loss) from continuing operations	10,709	(19,993)	(9,326)
Income (loss) from discontinued operations	(1,660)	(2,235)	(15,010)
Gain from sale of discontinued operations	27,633	31,028	26,546

Net income	$36,682	$8,800	$2,210

TCI’s equity share of:

	2005	2004	2003
Income (loss) before gain on sale of real estate	$968	$(1,497)	$(4,291)
Gain on sale of real estate	1,673	3,884	4,853

Net income (loss)	$2,641	$2,387	$562

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI acquired equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 for $5.0 million, representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI has recognized unrealized gains of $866,000 and $1.6 million during 2005 and 2004, respectively, due to increases in market price since December 31, 2003.

NOTE 7.	NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2005		2004
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$703,409	$766,651	$594,551	$640,011

Interest payable		3,510		4,060

		$770,161		$644,071

Scheduled principal payments are due as follows:

2006	$191,426
2007	64,388
2008	60,186
2009	18,678
2010	18,737
Thereafter	413,236

$766,651

Notes payable at December 31, 2005, bore interest at rates ranging from 4.14% to 16.4% per annum, and mature between 2006 and 2045. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $916.0 million.

In July 2005, TCI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, which is currently 8.5%, requires interest only payments and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. TCI has used all $10 million of the line of credit for land purchases as of December 31, 2005.

In May 2005, TCI received a loan in the amount of $4.0 million. The note bears interest at the prime rate plus 2.0%, which is currently 9.5%, requires monthly interest only payments and matures in one year. The loan is collateralized by TCI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. TCI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2004, TCI received a loan for $1.0 million that is cross defaulted and cross collateralized with ARI’s purchase of land in Portage County, Ohio. The loan bears interest at the prime rate plus .5%, which is currently 8.0%, requires monthly principal and interest payments, and matured in February 2005. This loan was extended to and paid in full in August 2005.

In 2005, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	%(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35

Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Land
2301 Valley Branch	Farmers Branch, TX	23.763 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.724 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.753 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.879 Acres	1,635	1,271	336	7.25	(1)	01/07
McKinney 36	Collin County, TX	34.58 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Payne I	Las Colinas, TX	109.85 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	03/07
West End(2)	Dallas, TX	6.324 Acres	2,000	—	1,951	7.25	(1)	01/07	(4)
West End(2)	Dallas, TX	5.498 Acres	2,000	—	1,842	8.00	(1)	06/07

(1)	Variable rate.
(2)	Drawn on TCI’s $10 million line of credit for land acquisition and financing.
(3)	IORI purchased the Centura Land for $6.7 million. See Note 8. “RELATED PARTIES.”
(4)	Loan was paid off in November 2005 from a partial sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, TCI financed/refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred		Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$5,184		$4,257	$370	5.16%		12/34
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663	323	5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027	138	5.06		07/34

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	(3)	8,000	7,829	4.03	(1)	07/07
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(4)	—	—	5.75	(1)	10/05
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(4)	—	—	5.75	(1)	10/05
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	(5)	36,889	(4,588)	5.50	(1)	04/04
Centura Tower(2)	Farmers Branch, TX	410,901 Sq. Ft.	3,800	(5)	—	3,737	5.75	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594	2,989	4.94		10/09

Warehouses
Addison Hangers I & II(6)	Addison, TX	52,650 Sq. Ft.	4,500		2,592	1,635	10.00		09/14

Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—	3,548	6.75	(1)	09/09
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(4)	5,138	(1,278)	5.75	(1)	10/05
Willows	Chicago, IL	52 Rooms	3,500		—	3,411	6.75	(1)	09/09

Land
Centura	Farmers Branch, TX	8.753 Acres	4,485		4,400	(183)	7.00	(1)	02/05	(8)
Cooks Lane	Fort Worth, TX	23.242 Acres	550		—	527	6.25		11/06
Hollywood, Dominion & Mira Lago	Farmers Branch, TX	66.085 Acres	6,985		6,222	(67)	7.00	(1)	02/05	(9)
Lacy Longhorn	Farmers Branch, TX	17.115 Acres	1,965	(3)	—	78	4.03	(1)	07/07
Marine Creek	Fort Worth, TX	28.437 Acres	1,785	(3)	—	1,746	4.03	(1)	07/07

(1)	Variable rate.
(2)	2nd lien advance on Centura Tower.
(3)	The 1010 Common office building, certain tracts of Marine Creek and the Lacy Longhorn land are cross collateralized.
(4)	The Majestic Inn, 225 Baronne office building and Amoco office building are cross collateralized. The debt incurred by 225 Baronne and Amoco are 2nd lien loans.
(5)	Debt was paid off by September 2004 refinancing.
(6)	The Addison Hangers were sold in September 2004 to a third party but were then leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.
(7)	The Hollywood Casino, Dominion and Mira Lago tracts are cross collateralized.
(8)	Debt was paid off in February 2005.
(9)	Debt was extended to February 2006.

NOTE 8.	RELATED PARTY TRANSACTIONS

Throughout the period in which TCI qualified as a REIT for tax purposes, TCI charged rent to Regis Hotel Corporation, a related party, for TCI’s four hotel properties that were managed by Regis Hotel Corporation. As of December 31, 2000, when TCI no longer qualified as a REIT, the receivable from these rents totaled $2.1 million. During 2004 and 2005, this receivable was reduced by management fees earned by Regis Hotel Corporation. As of December 31, 2004 and 2005, the receivable from Regis Hotel Corporation was $1.4 million and $1.1 million, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, TCI’s Board of Directors approved the payment to Regis of a six percent (6.0%) construction management fee on all construction projects in progress at December 31, 2003, to be applied to all construction costs incurred during 2003 on each project. Construction management fees of $1.7 million for 2005 and $5.6 million for 2004 were treated as reductions in the affiliate receivable balance from Prime.

In December 2003, TCI sold six properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million, and Tivoli apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable for seller financing to TCI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is Senior Vice President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. All of these transactions were approved by TCI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments, Limestone at Vista Ridge apartments and Tivoli apartments were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the note associated with the Sendero Ridge apartments.

In January 2004, TCI purchased 14.216 acres of land from ARI with a net purchase price of $2.6 million, decreasing the affiliate receivable balance from Prime by $2.6 million.

In February 2004, TCI incurred a debt for $1.0 million used for the purchase of land by ARI, increasing the affiliate receivable balance from Prime by $1.0 million.

Also in February 2004, TCI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as a TCI refinancing transaction in February 2004. TCI received $1.2 million in cash from the related party in February 2004 as payment on the land. TCI had a note receivable balance of $270,000 remaining that bore interest at 6.00%, required quarterly payments from available surplus cash, and was due in December 2007. TCI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

In May 2004, TCI purchased the Treehouse Apartments from an affiliate with a net purchase price of $7.5 million for the assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado Apartments was not recorded as a sale for accounting purposes. TCI recorded the sale of the Cliffs of El Dorado in May 2004 due to full payment received for the Cliffs of El Dorado note receivable.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2004, TCI sold 9.96 acres of land to an affiliate for a purchase price of $720,000 for a note receivable. Due to no cash received and common control, TCI has elected to account for this sale on the deposit method until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded for this transaction.

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

During 2002, TCI’s Board of Directors authorized the Chief Financial Officer of the Company to advance funds either to or from the Company, through BCM (then the advisor to the Company), in an amount up to $15.0 million, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured, generally have not had specific repayment terms, and have been reflected in TCI’s financial statements as other assets or other liabilities. Several property transfers from BCM or Prime were made during 2005 and 2004 to reduce the affiliate balance. Each of these transactions was approved by TCI’s Board of Directors. Effective July 1, 2005, TCI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced.

Affiliate receivable with Regis Hotel Corporation are included within Other Assets and the affiliate payable to Prime and IORI is included within Other Liabilities in the accompanying consolidated balance sheet. Prime replaced BCM as the contractual advisor in July 2003 and assumed all of BCM’s affiliate balances and obligations from TCI. The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2005.

	Prime	IORI
Balance, December 31, 2004	$(829)	$(260)
Cash transfers	56,046	—
Cash repayments	(59,078)	260
Repayments through property transfers	(11,638)	—
Fees payable to affiliates	(4,340)	—
Insurance proceeds received by Advisor	8,182	—
Repayment for income tax reimbursement	—	—
Payables clearing through Prime	(10)	—

Balance, December 31, 2005	$(11,667)	$—

Other Assets includes $1.1 million due from Regis Hotel Corporation, a related party. In addition, TCI owes $3.0 million to Prime and Regis Property Management for management fees, brokerage sales and acquisition commissions, and refinancing fees.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Returns on Metra Properties.    In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, a related party, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and TCI continued to report the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, cessation of preferential returns, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company recognized expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

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

In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share annually or $1.50 per quarter through September 2003, then $7.00 per share annually or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90.0% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2005, 30,000 shares of Series C Preferred Stock were issued and outstanding.

NOTE 10.    DIVIDENDS

TCI paid no dividends on its Common Stock in 2005, 2004 or 2003. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

NOTE 11.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the 2000 Stock Option Plan (“2000 Plan”). The 2000 Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of TCI. The

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price per share of an option will not be less than 100% of the fair market value per share on the date of grant thereof. As of December 31, 2005, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted under the 2000 Plan.

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2005, 2004 and 2003, each Independent Director was granted an option to purchase 5,000 Common shares. The exercise price was $14.25, $16.73 and $17.64 per Common shares for 2005, 2004 and 2003, respectively. Each Independent Director will be awarded an option to purchase an additional 5,000 shares on January 1 of each year. On December 15, 2005, the Board of Directors terminated the Director’s Plan.

	2005		2004
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	30,000	$17.19	15,000	$17.64
Granted	20,000	14.25	15,000	16.73
Exercised	—	—	—	—
Canceled	(10,000)	17.19	—	—

Outstanding at December 31,	40,000	$16.01	30,000	$17.19

NOTE 12.    ADVISORY AGREEMENT

Basic Capital Management, Inc. (“BCM”) served as advisor to TCI from March 28, 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). PAMI is owned by Realty Advisors (80.0%) and Syntek West (20.0%), related parties. Syntek West is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. Realty Advisors, Inc. is owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM or PIAMI or Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves), and an annual net income fee equal to 7.5% of net income, after certain adjustments.

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

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. In 2003 and 2005, Prime was required to refund to TCI $1.3 million and $2.4 million of Prime’s advisory fees. Prime was not required to refund any of its 2004 advisory fees.

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

NOTE 13.    PROPERTY MANAGEMENT

Triad provides property management services for a fee of 6.0% or less of the monthly gross rents collected on residential properties and 3.0% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracts the property-level management and leasing of 22 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) and three of its hotels to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Hotel I, LLC has managed TCI’s three hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland.

During 2003, 2004 and 2005, Regis I provided construction management services for TCI’s properties under construction. Regis I charged fees of 6.0% of certain construction costs. Those fees totaled $4.1 million, $5.6 million and $1.7 million for 2003, 2004 and 2005, respectively.

NOTE 14.    REAL ESTATE BROKERAGE

Regis I also provides brokerage services on a non-exclusive basis and is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Revenue, fees and cost reimbursements to BCM or Prime and their affiliates:

	2005	2004	2003
Fees:
Advisory fee	$4,735	$6,733	$4,935
Net income fee	522	1,933	—
Property acquisition	1,076	94	26
Mortgage brokerage and equity refinancing	202	1,361	845

	$6,535	$10,121	$5,806

Cost reimbursements	$2,359	$2,181	$1,630

Rent revenue	$56	$69	$175

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2005	2004	2003
Fees:
Property acquisition	$2,452	$328	$91
Real estate brokerage	1,878	6,320	1,451
Construction supervision	1,714	5,625	4,050
Property and construction management and leasing commissions	1,613	2,293	2,122

	$7,657	$14,566	$7,714

NOTE 16.    INCOME TAXES

The company formerly qualified for tax treatment as a Real Estate Investment Trust (REIT), as defined by Sections 856 through 860 of the Internal Revenue Code of 1986, as Amended (the “Code”). Effective during the third quarter of 2000, TCI no longer met these requirements due to a concentration of ownership. Under the “Code”, TCI is prohibited from re-qualifying for REIT status for at least 5 years.

For 2005, TCI has taxable income before the use of operating loss carry forwards and owes alternative minimum tax (AMT) of $424,000 for Federal tax purposes. This amount represents a credit toward regulr Federal income tax liabilities in future years. As management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset created by the payment of the AMT, a 100% valuation allowance has been established.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current income tax expense is attributable to:

	2005	2004
Income from continuing operations	$802	$10,976
Income from discontinued operations	(1,226)	(23,476)

	$(424)	$(12,500)

There was no deferred tax (expense) benefit recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2005	2004
Computed “expected” income tax <benefit> expense	$3,322	$12,200
Book to tax differences from partnerships not consolidated for tax purposes.	265	4,300
Book to tax differences of depreciation and amortization	729	(4,000)
Book to tax differences in gains on sale of property	2,935	1,900
Use of Net Operating Loss carryforward	(7,944)	(1,200)
Other	693	(700)

	$—	$12,500

Alternative Minimum Tax	$424	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2005	2004
Net Operating Losses	$7,792	$14,852
AMT Carryforward Credits	1,347	923
Basis difference of:
Real Estate Holdings	(7,797)	(7,285)
Notes Receivable	4,711	2,721
Investments	(6,922)	(2,720)
Notes Payable	22,791	27,866
Deferred Gains	14,235	6,387

Total	36,157	42,744
Deferred Tax Valuation Allowance	(36,157)	(42,744)

Net Deferred Tax Asset	$—	$—

TCI has prior tax net operating losses of approximately $39 million expiring through the year 2019.

TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2005, TCI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $87.4 million and TCI’s tax basis in its net liabilities was exceeded by their net basis for financial statement purposes by approximately $91.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $4.5 million. TCI’s state income tax expense is included in general and administrative expenses on the Income Statement.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2005:

2006	$21,519
2007	16,145
2008	12,975
2009	10,471
2010	6,841
Thereafter	26,586

$94,537

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and equity gains on sale of real estate totaling $7.0 million, $10.4 million and $16.4 million for 2005, 2004 and 2003, respectively. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, minority interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate totaling $17.7 million, $21.7 million and $19.7 million for 2005, 2004 and 2003, respectively. Excluded from operating segment assets are assets of $146.0 million at December 31, 2005 and $141.8 million at December 31, 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002. See “NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segments’ assets for the years 2005, 2004 and 2003.

	Land	Commercial Properties	Apartments	Hotels	Total
2005
Rents	$580	$27,857	$67,714	$9,293	$105,444
Property operating expenses	2,713	15,670	41,185	5,317	64,885
Depreciation	31	6,541	8,656	902	16,130
Interest	4,923	7,448	25,950	1,608	39,929
Provision for asset impairment	1,840	—	—	—	1,840
Gain on land sales	(7,702)	—	—	—	(7,702)

Segment income (loss)	$(1,225)	$(1,802)	$(8,077)	$1,466	$(9,638)

Real estate improvements and construction	909	2,514	53,303	41	56,767
Assets	212,357	182,175	520,023	28,514	943,069

Property Sales
Sales price	$28,537	$50,927	$19,750	$7,900	$107,114
Cost of sales	(13,492)	(31,089)	(11,880)	(4,628)	(61,089)
Deferral of gains on current period sales	(7,343)	—	—	—	(7,343)
Recognition of previously deferred gains	—	—	(493)	—	(493)

Gain on sale	$7,702	$19,838	$8,363	$3,272	$39,175

	Land	Commercial Properties	Apartments	Hotels	Total
2004
Rents	$564	$24,499	$51,127	$7,414	$83,604
Property operating expenses	1,548	15,574	31,713	4,375	53,210
Depreciation	46	7,833	7,093	1,742	16,714
Interest	3,736	6,107	18,459	2,161	30,463
Provision for asset impairment	—	1,722	—	—	1,722
Gain on land sales	(7,110)	—	—	—	(7,110)

Segment income (loss)	$2,344	$(6,737)	$(6,138)	$(864)	$(11,395)

Real estate improvements and construction	410	4,828	152,684	4,090	162,012
Assets	134,575	127,528	480,492	35,933	778,528

Property Sales
Sales price	$32,550	$205,725	$38,392		$276,667
Cost of sales	(24,859)	(143,826)	(29,316)		(198,001)
Deferred gain on sale	(581)	(5,455)	(2,172)		(8,208)

Gain on sale	$7,110	$56,444	$6,904		$70,458

	Land	Commercial Properties	Apartments	Hotels	Total
2003
Rents	$761	$24,672	$36,217	$6,908	$68,558
Property operating expenses	2,167	16,064	26,314	4,631	49,176
Depreciation	45	7,192	2,950	1,619	11,806
Interest	3,696	5,707	9,857	1,967	21,227
Provision for asset impairment	198	—	—	—	198
Gain on land sales	(1,641)	—	—	—	(1,641)

Segment income (loss)	$(3,704)	$(4,291)	$(2,904)	$(1,309)	$(12,208)

Real estate improvements and construction	322	4,436	79,286	2,939	86,983
Assets	144,098	252,319	351,699	34,211	782,327

Property Sales
Sales price	$11,807	$40,994	$34,290		$87,091
Cost of sales	(8,450)	(31,232)	(22,402)		(62,084)
Deferred gain on sale	(1,716)	—	—		(1,716)

Gain on sale	$1,641	$9,762	$11,888		$23,291

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2005	2004	2003
Segment operating income (loss)	$(9,638)	$(11,395)	$(12,208)
Other non-segment items of income/(expense):
General and administrative	(8,255)	(9,279)	(9,149)
Advisory fees	(4,736)	(6,733)	(4,935)
Interest income	3,671	3,683	2,857
Gain/(loss) on foreign currency transaction	292	3,766	(3,309)
Provision for losses	—	1,456	(158)
Discount on sale of note receivable	—	—	(104)
Net income fee	(522)	(1,933)	—
Other income (expense) items	370	555	13,019
Equity in earnings of investees	968	(1,497)	(4,291)
Minority interests	(112)	(1,194)	2,230

Loss from continuing operations	$(17,962)	$(22,571)	$(16,048)

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

For 2005, 2004 and 2003, income (loss) from discontinued operations relates to 13 operating properties sold in 2005 or to be sold in 2006, 22 operating properties sold during 2004 and 13 operating properties sold during 2003. The following table summarizes revenue and expense information for these properties sold.

	2005	2004	2003
Revenue
Rental	$14,626	$36,052	$55,616
Property operations	11,777	21,885	30,142

	2,849	14,167	25,474
Expenses
Interest	6,407	12,280	21,844
Depreciation	553	5,865	9,055

	6,960	18,145	30,899

Net loss from discontinued operations before gains on sale of real estate	(4,111)	(3,978)	(5,425)
Gain on sale of real estate	31,473	63,348	21,650
Write-down of assets held-for-sale	(1,580)	(4,477)	(4,357)
Equity in investees gain on sale of real estate	1,673	3,884	4,853

Net income from discontinued operations	$27,455	$58,777	$16,721

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2005 and 2004 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005
Rents and other property revenues	$22,597	$24,834	$27,656	$30,357
Operating expenses	21,485	23,154	23,846	25,521

Operating income	1,112	1,680	3,810	4,836
Other income/(expense)	(7,891)	(7,721)	(10,838)	(11,508)

Loss before gain on land sales, equity in earnings of investees and minority interest	(6,779)	(6,041)	(7,028)	(6,672)
Gain on land sales	10	2,394	2,331	2,967
Equity in earnings (loss) of investees	1,191	(45)	(170)	(8)
Minority interests	155	(181)	33	(119)

Loss from continuing operations	(5,423)	(3,873)	(4,834)	(3,832)
Income tax benefit	—	—	—	802

Net loss from continuing operations	(5,423)	(3,873)	(4,834)	(3,030)
Discontinued operations, net of income tax	9,771	206	1,207	15,045

Net income (loss)	4,348	(3,667)	(3,627)	12,015
Preferred dividend requirement	(53)	(52)	(53)	(52)

Net income (loss) attributable to Common shares	$4,295	$(3,719)	$(3,680)	$11,963

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.69)	$(.50)	$(.62)	$(.39)
Discontinued operations	1.24	.03	.15	1.90

Net income (loss) applicable to Common shares	$.55	$(.47)	$(.47)	$1.51

2004
Rents and other property revenues	$19,645	$20,332	$21,703	$21,924
Operating expenses	21,033	19,171	21,061	24,671

Operating income	(1,388)	1,161	642	(2,747)
Other income/(expense)	(6,736)	(4,340)	(5,886)	(7,696)

Loss before gain on land sales, equity in earnings of investees and minority interest	(8,124)	(3,179)	(5,244)	(10,443)
Gain on land sales	2,106	—	747	4,257
Equity in earnings (loss) of investees	(570)	(940)	(197)	210
Minority interests	(324)	(389)	(154)	(327)

Loss from continuing operations	(6,912)	(4,508)	(4,848)	(6,303)
Income tax benefit	—	—	—	10,976

Net loss from continuing operations	(6,912)	(4,508)	(4,848)	4,673
Discontinued operations, net of income tax	8,976	1,519	(5,730)	30,536

Net income (loss)	2,064	(2,989)	(10,578)	35,209
Preferred dividend requirement	(53)	(52)	(53)	(52)

Net income (loss) attributable to Common shares	$2,011	$(3,041)	$(10,631)	$35,157

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.86)	$(.56)	$(.60)	$.56
Discontinued operations	1.11	.19	(.71)	3.77

Net income (loss) applicable to Common shares	$.25	$(.37)	$(1.31)	$4.33

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Partnership Obligations.    TCI is the limited partner in 10 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2005 is approximately $2.2 million. TCI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.1 million through June 30, 2006, for certain partnership obligations.

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

Liquidity.    Although management anticipates that TCI may generate excess cash from property operations in 2006, such excess, however, will not be sufficient to discharge all of TCI’s debt obligations as they become due. Management intends to selectively sell income producing real estate, refinance real estate and incur additional borrowings against real estate to meet its cash requirements.

Guarantees.    In February 2004, various subsidiaries of TCI guaranteed a $10 million line of credit for its parent, ARI. The subsidiaries of TCI also pledged and assigned assets, in the form of securities and partnership interests in construction properties, as additional collateral for this line of credit.

In November 2004, TCI guaranteed the $13.0 million note payable on the Limestone Ranch Apartments purchased from TCI by a subsidiary of Unified Housing Foundation, Inc. (“UHF”) in December 2003. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses. The lender approved the transfer of the note to UHF’s subsidiary as part of this transaction.

In August 2005, TCI guaranteed the $10.0 million note payable on the Tivoli Apartments purchased from TCI by a subsidiary of UHF in December 2003. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses. The lender approved the transfer of the note to UHF’s subsidiary as part of this transaction.

In September 2005, TCI guaranteed a loan of $1.6 million for a subsidiary of UHF. This loan is secured by a first lien on 22.3 acres of land held by the related party.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, TCI sold a note receivable for $1.1 million to a third party financial institution for full face value and accrued interest. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

In December 2005, TCI sold two note receivables for $8.9 million to a third party financial institution for full face value and accrued interest. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

In January 2001, TCI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.0 million secured by three office buildings in New Orleans, Louisiana. The lender has disputed TCI’s right to extend the loans. This dispute was the subject of litigation pending in the United States District Court for the Eastern District of Louisiana. On September 11, 2003, TCI settled with the lender. On September 18, 2003, TCI paid $5.0 million to the lender, which gave TCI the right to retire the remaining debt outstanding on the three office buildings on or before December 10, 2003 for $20.0 million. TCI paid the remaining $20.0 million on December 10, 2003, which resulted in a $4.4 million gain on extinguishment of debt. BCM also agreed to enter into a time sharing agreement with the lender for use of BCM’s airplane for 200 hours. BCM requested that TCI reimburse BCM for these costs at the rate of $2,750 per hour, which was approved by TCI’s Board of Directors. TCI recorded $550,000 in 2003 in general and administrative expenses for this reimbursement to BCM.

NOTE 24.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2005 not already reflected elsewhere in this 10-K are disclosed below.

In 2006, TCI purchased the following property:

Property	Location	Sq. Ft./ Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Land
Woodmont Fairway Office	Dallas, TX	5.866 Acres	$3,833	$1,014	$3,000	8.25	%(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.28 Acres	4,560	1,868	2,964
Southwood 1394	Tallahassee, FL	14.52 Acres	1,150	477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20 Acres	4,673	1,892	3,038	8.50	(1)	02/08

(1) Assumed Debt.

(2) Variable Interest Rate.

In 2006, TCI refinanced or financed the following property:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475	$1,804	$421	7.23	%(1)	02/09

Land
West End	Dallas, TX	5.34 Acres	9,000	2,000	6,079	8.00	(1)	03/07

(1)	Variable rate.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year							Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction		Date Acquired
	(dollars in thousands)
Held for Investment:
Apartments
4400, Midland, TX	$972	$349	$1,396	$—	$—		$349	$1,396	$1,745	$268	1981		04/98	40 years
Apple Lane, Lawrence, KS	1,292	168	1,259	—	—		168	1,259	1,427	195	1989		01/00	40 years
Arbor Point, Odessa, TX	1,827	321	1,285	525	—		321	1,810	2,131	801	1975		08/96	5-40 years
Ashton Way, Midland, TX	972	384	1,536	52	—		384	1,588	1,972	376	1978		04/98	5-40 years
Autumn Chase, Midland, TX	1,152	141	1,265	—	—		141	1,265	1,406	182	1985		04/00	40 years
Blue Lake Villas, Waxahachie, TX	10,611	762	10,521	—	—		526	10,757	11,283	740	2002		01/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,079	287	4,451	—	—		287	4,451	4,738	107	2005		01/05	40 years
Bluffs At Vista Ridge, Lewisville, TX	15,518	2,585	18,832	—	—		2,585	18,832	21,417	—	2005		05/03	40 years
Breakwater Bay, Beaumont, TX	9,784	740	10,435	—	—		740	10,435	11,175	231	2003		05/03	40 years
Bridges on Kinsey, Tyler, TX	14,380	862	15,849	—	—		862	15,849	16,711	166	2005		02/04	40 years
Capitol Hill, Little Rock, AR	9,368	932	8,875	—	—		932	8,875	9,807	305	2003		03/03	40 years
Courtyard, Midland, TX	1,327	151	1,359	—	—		151	1,359	1,510	159	1976		05/01	40 years
Coventry, Midland, TX	1,162	236	369	173	—		236	542	778	259	1977		08/96	5-40 years
Dakota Arms, Lubbock, TX	12,493	921	12,888	—	—		921	12,888	13,809	187	2005		01/04	40 years
DeSoto Ranch, DeSoto, TX	16,098	1,472	17,856	—	—		1,472	17,856	19,328	851	2002		05/02	40 years
El Chapparal, San Antonio, TX	4,035	279	2,821	—	(402	)(2)	279	2,419	2,698	1,131	1963		01/88	5-40 years
Fairway View Estates, El Paso, TX	4,556	548	4,530	261	—		548	4,791	5,339	994	1977		03/99	40 years
Fairways, Longview, TX	3,139	657	1,532	119	(266	)(2)	657	1,385	2,042	550	1980		03/93	5-40 years
Falcon Lakes, Arlington, TX	13,509	1,437	15,375	—	—		1,437	15,375	16,812	1,239	2001		10/01	40 years
Fountain Lake, Texas City, TX	2,945	861	2,585	19	(254	)(2)	861	2,350	3,211	725	1975		12/94	5-40 years
Fountains of Waterford, Midland, TX	1,550	311	852	1,538	—		311	2,390	2,701	1,584	1977		05/98	5-40 years
Foxwood Apartments, Memphis, TN	5,540	699	6,289	—	—		699	6,289	6,988	39	1974		04/05	40 years
Harper’s Ferry, Lafayette, LA	3,023	349	1,398	223	—		429	1,541	1,970	646	1972		02/92	5-40 years
Heather Creek, Mesquite, TX	11,930	1,100	12,241	—	—		1,326	12,015	13,341	501	2003		03/03	40 years
Hunters Glen, Midland, TX	1,804	519	2,075	321	—		519	2,396	2,915	736	1982		01/98	5-40 years
Kingsland Ranch, Houston, TX	21,790	1,188	23,387	—	—		1,188	23,387	24,575	536	2005		03/03	40 years
Laguna Vista, Farmers Branch, TX	5,148	288	6,638	—	—		288	6,638	6,926	—	—	(9)	12/04	—
Lake Forest, Houston, TX	12,728	335	13,708	—	—		335	13,708	14,043	—	2005		01/04	40 years
Legends of El Paso, El Paso, TX	4,204	1,318	4,009	—	—		1,318	4,009	5,327	—	—	(9)	07/05	—
Limestone Canyon, Austin, TX	12,213	1,998	12,247	—	1,895	(4)	1,998	14,142	16,140	1,942	1997		07/98	40 years
Limestone Ranch, Lewisville, TX	12,471	1,620	13,058	—	—		1,620	13,058	14,678	1,192	2001		05/01	40 years
Mariposa Villas, Dallas, TX	12,243	788	13,130	—	—		788	13,130	13,918	607	2002		01/02	40 years
Mission Oaks, San Antonio, TX	10,945	—	12,073	—	—		—	12,073	12,073	—	—	(9)	05/05	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year							Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction		Date Acquired
	(dollars in thousands)
Mountain Plaza, El Paso, TX	$5,110	$837	$3,347	$139	$—		$837	$3,486	$4,323	$808	1972		01/98	5-40 years
Oak Park IV, Clute, TX	902	224	674	27	(95	)(2)	224	606	830	201	1981		06/94	5-40 years
Paramount Terrace, Amarillo, TX	3,119	340	3,061	—	—		340	3,061	3,401	547	1983		05/00	40 years
Parc at Maumelle, Maumelle, AR	9,447	1,153	10,096	—	—		1,153	10,096	11,249	—	—	(9)	12/04	—
Parc at Metro Center, Nashville, TN	1,956	960	2,284	—	—		960	2,284	3,244	—	—	(9)	05/05	—
Quail Oaks, Balch Springs, TX	2,553	90	2,160	152	(187	)(2)	125	2,090	2,215	1,173	1982		02/87	5-40 years
River Oaks, Wiley, TX	9,708	590	11,768	—	—		590	11,768	12,358	1,312	2001		10/01	40 years
Sendero Ridge, San Antonio, TX	24,178	2,635	26,725	—	—		2,635	26,725	29,360	1,312	2001		11/01	40 years
Somerset, Texas City, TX	2,722	936	2,811	179	(452	)(2)	936	2,538	3,474	884	1985		12/93	5-40 years
Southgate, Odessa, TX	1,860	335	1,338	318	—		335	1,656	1,991	630	1976		08/96	5-40 years
Spy Glass, Mansfield, TX	15,856	1,376	15,963	—	—		1,280	16,059	17,339	1,021	2002		03/02	40 years
Stonebridge @ City Park, Houston, TX	14,452	1,545	14,883	—	—		1,545	14,883	16,428	233	2005		01/04	40 years
Sunchase, Odessa, TX	3,178	742	2,842	458	—		753	3,289	4,042	1,001	1981		10/97	5-40 years
Timbers, Tyler, TX	2,240	497	1,988	—	—		497	1,988	2,485	382	1973		12/97	40 years
Tivoli, Dallas, TX	9,824	1,355	12,592	—	—		1,355	12,592	13,947	940	2001		12/01	40 years
Treehouse, Irving, TX	5,668	312	2,807	—	—		312	2,807	3,119	105	1974		05/04	5-40 years
Verandas at City View, Fort Worth, TX	19,229	2,545	20,599	—	—		2,545	20,599	23,144	1,027	2001		09/01	40 years
Vistas at Pinnacle Park, Dallas, TX	18,979	1,750	19,820	—	—		1,750	19,820	21,570	710	2003		10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	15,196	1,265	15,776	—	—		1,265	15,776	17,041	13	2005		01/04	40 years
Westwood, Odessa, TX	500	85	341	91	—		85	432	517	178	1977		08/96	5-40 years
Wildflower Villas, Temple, TX	13,065	1,119	14,482	—	—		1,119	14,482	15,601	7	2005		04/04	40 years
Willow Creek, El Paso, TX	2,133	608	1,832	76	(156	)(2)	608	1,752	2,360	563	1972		05/94	5-40 years
Windsong, Fort Worth, TX	10,636	790	11,526	—	—		790	11,526	12,316	532	2003		07/03	40 years
Woodview, Odessa, TX	1,890	716	2,864	102	—		716	2,966	3,682	651	1974		05/98	5-40 years
Office Buildings
1010 Commons, New Orleans, LA	16,151	2,113	15,010	20,145	(1,218	)(2)	2,127	33,923	36,050	14,134	1971		03/98	5-40 years
225 Baronne, New Orleans, LA	5,130	1,162	10,457	6,274	(3,013	)(2)(3)	1,162	13,718	14,880	7,106	1960		03/98	5-40 years
600 Las Colinas, Las Colinas, TX	40,087	5,751	51,759	—	—		5,751	51,759	57,510	539	1984		08/05	5-40 years
Amoco, New Orleans, LA	8,269	894	3,582	7,085	(1,149	)(2)	1,233	9,179	10,412	5,651	1974		06/97	5-40 years
Eton Square, Tulsa, OK	10,012	1,469	13,217	2,585	—		1,469	15,802	17,271	2,627	1985		09/99	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Executive Court, Memphis, TN	$—	$197	$1,773	$17	$—		$197	$1,790	$1,987	$46	1980	12/04	5-40 years
Forum, Richmond, VA	4,775	1,360	5,439	1,336	—		1,360	6,775	8,135	2,495	1987	10/92	2-40 years
Lexington Center, Colorado Springs, CO	3,768	1,103	4,413	711	—		1,103	5,124	6,227	1,467	1986	12/97	3-40 years
Park West, Dallas, TX	5,976	1,036	9,324	—	—		1,036	9,324	10,360	175	1984	04/05	5-40 years
Parkway North, Dallas, TX	3,439	1,173	4,692	1,040	—		1,173	5,732	6,905	1,806	1980	02/98	2-40 years
Signature Office Building, Dallas, TX	2,257	1,075	2,921	1,384	(1,272	)(2)	1,075	3,033	4,108	825	1985	02/99	5-40 years
Two Hickory, Farmers Branch, TX	7,331	1,150	10,352	113	—		1,150	10,465	11,615	65	2000	01/05	5-40 years
Westgrove Air Plaza, Addison, TX	2,928	211	1,898	311	—		211	2,209	2,420	699	1982	10/97	5-40 years
Industrial Warehouses
5360 Tulane, Atlanta, GA	353	95	514	129	(44	)(2)	127	567	694	345	1970	11/97	5-40 years
Addison Hangar, Addison, TX	4,308	928	1,481	51	—		1,616	844	2,460	261	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,150	248	—		—	1,398	1,398	764	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,336	984	3,934	67	—		984	4,001	4,985	838	1958	10/97	5-40 years
Space Center, San Antonio, TX	1,025	247	1,332	112	(131	)(2)	329	1,231	1,560	871	1970	11/97	5-40 years
Shopping Centers
Bridgeview Plaza, LaCrosse, WI	7,093	870	7,830	130	—		870	7,960	8,830	465	1979	03/03	5-40 years
Cullman SC, Cullman, AL	1,284	200	1,800	—	—		200	1,800	2,000	251	1979	03/03	5-40 years
Dunes Plaza, Michigan City, IN	3,749	1,230	5,430	2,054	(482	)(5)	1,529	6,703	8,232	2,917	1978	03/92	5-40 years
Fiesta, San Angelo, TX	—	44	—	—	—		44	—	44	—	—	12/91	—
Willowbrook Village, Coldwater, MI	6,496	852	7,663	—	—		852	7,663	8,515	32	1991	10/05	5-40 years
Hotels
Akademia, Wroclaw, Poland	20,967	2,184	17,187	—	—		2,184	17,187	19,371	2,446	2001	02/01	40 years
The Majestic, Chicago, IL	3,186	572	2,287	1,617	—		572	3,904	4,476	1,390	1995	12/98	5-40 years
City Suites, Chicago, IL	3,587	950	3,847	1,129	—		950	4,976	5,926	1,641	1995	12/98	5-40 years
Willows, Chicago, IL	3,449	945	3,779	1,490	—		945	5,269	6,214	1,996	1995	12/98	5-40 years
Land
1013 Commons, New Orleans, LA	—	615	—	718	(36	)(2)	579	718	1,297	114	—	08/98	—
2301 Valley Branch, Farmers Branch, TX	2,420	4,169	—	84	—		4,253	—	4,253	—	—	09/02	—
Addison Park Retail, Addison, TX	1,180	1,555	—	—	—		1,555	—	1,555	—	—	11/05	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Addison Park Townhomes, Addison, TX	$626	$825	$—	$—	$—		$825	$—	$825	$—	—	11/05	—
Alliance Airport, Tarrant County, TX	553	895	—	—	—		895	—	895	—	—	05/05	—
Alliance 8, Tarrant County, TX	408	738	—	—	—		738	—	738	—	—	10/05	—
Alliance 52, Tarrant County, TX	1,610	2,656	—	—	—		2,656	—	2,656	—	—	10/05	—
Centura, Farmers Branch, TX	6,769	13,300	—	555	(1,810	)(3)	11,751	294	12,045	—	—	12/02	—
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	06/04	—
Denton, Denton, TX	1,365	2,234	—	—	—		2,234	—	2,234	—	—	10/05	—
Denton Andrew B, Denton, TX	554	895	—	—	—		895	—	895	—	—	12/05	—
Denton Andrew C, Denton, TX	197	318	—	—	—		318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	840	1,886	—	14	—		1,900	—	1,900	2	—	10/04	—
DeSoto, DeSoto, TX	1,635	2,651	—	25	—		2,676	—	2,676	—	—	10/04	—
Dominion, Dallas, TX	1,275	3,931	—	—	—		3,931	—	3,931	—	—	03/99	—
Folsom, Dallas, TX	—	1,781	—	450	—		2,231	—	2,231	—	—	10/00	—
Fruitland, Fruitland Park, FL	—	253	—	15	(100	)(6)	153	15	168	2	—	05/92	—
Hollywood Casino, Farmers Branch, TX	4,710	16,987	—	22	—		17,009	—	17,009	—	—	06/02	—
Kaufman Cogen, Kaufman County, TX	—	6,109	—	—	—		6,109	—	6,109	—	—	12/05	—
Kaufman Taylor, Kaufman County, TX	—	486	—	—	—		486	—	486	—	—	11/05	—
Lacy Longhorn, Farmers Branch, TX	1,926	4,474	—	—	—		4,474	—	4,474	—	—	06/04	—
Lakeshore Villas, Harris County, TX	—	84	—	—	—		84	—	84	—	—	03/02	—
Lamar Parmer/Limestone II, Austin, TX	—	1,999	—	564	—		1,999	564	2,563	—	—	01/00	—
Las Colinas, Las Colinas, TX	—	995	—	5	—		1,000	—	1,000	—	—	01/96	—
LCLLP, Los Colinas, TX	1,831	4,950	—	26	(470	)(8)	4,506	—	4,506	—	—	12/04	—
Lubbock, Lubbock, TX	—	234	—	—	—		234	—	234	—	—	01/04	—
Luna Road, Farmers Branch, TX	—	261	—	—	—		261	—	261	—	—	07/05	—
Mandahl Bay, US Virgin Islands	3,500	14,660	—	—	—		14,660	—	14,660	—	—	11/05	—
Manhattan, Farmers Branch, TX	—	11,186	—	888	—		12,074	—	12,074	34	—	02/00	—
Mansfield, Mansfield, TX	943	1,520	—	—	—		1,520	—	1,520	—	—	09/05	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Marine Creek, Ft. Worth, TX	$1,750	$2,923	$—	$231	$—		$2,923	$231	$3,154	$—	—	06/02	—
Mason Park, Houston, TX	—	2,790	—	326	(1,188	)(8)	1,602	326	1,928	—	—	06/02	—
McKinney 36, Collin County, TX	3,995	2,203	—	—	(230	)(2)	1,973	—	1,973	—	—	01/98	—
McKinney Ranch, McKinney, TX	28,051	47,327	—	—	(3,882	)(8)	43,445	—	43,445	—	—	12/05	—
Mira Lago, Farmers Branch, TX	—	253	—	—	—		253	—	253	—	—	05/01	—
Nakash	—	113	—	—	—		113	—	113	—	—		—
Nashville, Nashville, TN	—	1,890	—	34	(994	)(8)	930	—	930	—	—	06/02	—
Pac-Trust, Dallas, TX	—	1,232	—	—	—		1,232	—	1,232	—	—	10/01	—
Pantaze, Dallas, TX	—	275	—	—	—		275	—	275	—	—	11/05	—
Payne I & II, Los Colinas, TX	6,732	17,500	—	1,091	—		18,591	—	18,591	—	—	12/04	—
Pulaski, Pulaski County, AR	1,257	2,095	—	—	—		2,095	—	2,095	—	—	06/03	—
Railroad, Dallas, TX	—	782	—	55	—		837	—	837	—	—	03/04	—
Rochelle I, Las Colinas, TX	2,547	3,750	—	—	—		3,750	—	3,750	—	—	12/04	—
Rochelle II, Las Colinas, TX	4,338	6,445	—	—	—		6,445	—	6,445	—	—	12/04	—
Rogers, Rogers, AR	—	1,749	—	—	—		1,749	—	1,749	—	—	04/04	—
Seminary West, Fort Worth, TX	—	234	—	—	—		234	—	234	—	—	07/01	—
Senlac, Farmers Branch, TX	—	656	—	—	—		656	—	656	—	—	08/05	—
Senlac VHP, Farmers Branch, TX	—	622	—	—	—		622	—	622	—	—	12/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—	—	09/03	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	—		556	—	556	—	—	06/05	—
Valley Ranch, Irving, TX	—	6,500	—	—	—		6,500	—	6,500	—	—	12/04	—
West End, Dallas, TX	2,000	11,405	—	77	(5,756	)(7)(8)	5,649	77	5,726	—	—	08/97	—
Whorton, Dallas, TX	3,828	4,530	—	—	—		4,530	—	4,530	—	—	07/05	—
Wilmer 88, Dallas, TX	—	668	—	—	—		668	—	668	—	—	08/05	—

Investment Properties	696,530	298,040	651,774	57,981	(21,692)		288,003	698,100	986,103	83,483

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Sale
Baywalk, Galveston, TX	$5,243	$679	$6,106	$—	$(386	)(3)	$679	$5,720	$6,399	$522	1979	09/01	40 years
Island Bay, Galveston, TX	14,748	2,095	18,852	—	(1,193	)(3)	2,095	17,659	19,754	1,612	1973	09/01	40 years
Marina Landing, Galveston, TX	12,565	1,240	11,161	—	—		1,240	11,161	12,401	929	1985	09/01	40 years
Plantation, Tulsa, OK	2,214	344	2,396	—	—		344	2,396	2,740	496	1968	12/99	40 years
Willo-Wick, Pensacola, FL	2,852	747	2,990	174	(281	)(2)	747	2,883	3,630	917	1974	05/95	5-40 years

Properties Held for Sale	37,622	5,105	41,505	174	(1,860)		5,105	39,819	44,924	4,476

	$734,152	$303,145	$693,279	$58,155	$(23,552)		$293,108	$737,919	$1,031,027	$87,959

(1)	The aggregate cost for federal income tax purposes is $978.7 million.
(2)	Purchase accounting basis adjustment.
(3)	Write-down of property to estimated net realizable value.
(4)	Construction period interest and taxes.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Cash received for easement deducted from the basis of the property.
(7)	Cash received for condemnation of part of property.
(8)	Sale or contribution of portion of property.
(9)	Property under construction.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2005	2004	2003
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$863,815	$873,619	$841,146
Additions
Purchases, improvements and construction	242,660	222,789	113,561
Deductions
Sale of real estate	(72,027)	(226,396)	(76,081)
Asset impairments	(3,420)	(6,197)	(5,007)

Balance at December 31 ,	$1,031,028	$863,815	$873,619

Reconciliation of Accumulated Depreciation
Balance at January 1,	$85,287	$91,291	$81,659
Additions
Depreciation	16,684	22,578	20,860
Deductions
Sale of real estate	(14,013)	(28,582)	(11,228)

Balance at December 31,	$87,958	$85,287	$91,291

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.	7.0%	03/07	Monthly interest only payments.	$—	$5,400	$4,896	$—

Today McKinney Ranch, L.P. Secured by 27.192 acres of unimproved land in McKinney, TX.	8.0	12/07	Monthly interest only payments.	—	7,552	7,552	—

Today McKinney Ranch, L.P. Secured by 3.73 acres of unimproved land in McKinney, TX.	8.0	12/07	Monthly interest only payments.	—	1,036	1,036	—

WRAPAROUND MORTGAGE LOANS
Pinemont Secured by an office building in Houston, TX.	10.4	07/08	Monthly principal and interest payments of $6,281.	152	467	161	—

Nakash Secured by a shopping Center in Malden, MO.			Monthly interest only payments of $13,000.	—	902	902	—

Durham Centre Secured by an office building in Durham, NC.	7.63	09/07	Monthly interest only payments.	10,201	14,536	14,519	—

JUNIOR MORTGAGE LOANS

Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.0	10/06	Principal and interest due at maturity.	—	4,303	4,402	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.0	10/08	Interest only payments start in November 2007.	12,000	2,386	2,889	—

One Hickory Secured by an office building in Farmers Branch, TX.	5.49	06/06	Excess property cash flow payments.	6,903	11,974	11,974	—

Durham Centre 2nd line on office building in Durham, NC.	7.63	09/17	Monthly interest only payments.	10,201	3,297	3,297	—

JMJ Circle, LLC 2nd lien on 1,092 acres in Austin, TX and membership interests in the borrower.	10.0	03/08	Principal and interest due at maturity.	18,000	3,200	3,953	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
NAP Mason Park 2nd lien on 13 acres of land in Harris County, TX.	9.0	02/03	Principal and interest due at maturity.	—	200	200	—

Unified Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX.	4.0	Demand	Excess property cash flow payments.	—	341	341	—

OTHER
BCM—K-Mart Cary Unsecured.	9.25	04/08	Monthly interest payments.	—	1,523	1,523	—

BCM—Texstar Warehouse Unsecured.	9.25	04/08	Monthly interest payments.	—	1,252	1,252	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, LP.	7.25	01/07	Quarterly interest payments.	—	2,300	2,300	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, LP.	7.25	07/12	Quarterly interest payments.	—	1,050	740	—

Garden Centura, L.P. Unsecured.	7.0	None	Excess property cash flow payments or property sales proceeds.	—	—	603	—

UHF Kensington 100% interest in UH of Kensington, LLC.	12.0	04/09	Excess property cash flow payments.	—	125	140	—

Today Forest Park Investments Unsecured.	0.0	None	Partnership distributions as available.	—	678	546	—

Apartment Development Services Secured by 100% interest in partnership.	12.0	06/06	Principal and interest at maturity.	—	300	107	—

				$36,456	$62,822	63,333	$—

Interest						1,485
Allowance for estimated losses						—

						$64,818

The aggregate cost for federal income tax purposes is $63.3 million.

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

	2005	2004	2003
	(dollars in thousands)
Balance at January 1,	$53,895	$30,671	$28,447
Additions
New mortgage loans	26,051	58,543	14,692
Deductions
Collections of principal	(16,613)	(11,563)	(12,364)
Mortgages eliminated from consolidation of partnerships	—	(23,754)	—
Discount on sale of note receivable	—	(2)	(104)

Balance at December 31,	$63,333	$53,895	$30,671

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. During 2004, a change in accountants occurred as previously reported from BDO Seidman LLP to Farmer, Fuqua & Huff, P.C., and no disagreement existed between the Company and BDO Seidman LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risks that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the acting Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2005 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission Rules and Forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The affairs of Transcontinental Realty Investors, Inc. (“TCI”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of TCI, the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignation of Earl D. Cecil (on February 29, 2004) as well as the election of independent directors, Ted R. Munselle and Sharon Hunt on February 20, 2004, and Robert A. Jakuszewski on November 22, 2005.

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

TED P. STOKELY:    Age 72, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

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

HENRY BUTLER:    Age 55, Director (Affiliated) (since December 2001).

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director (since July 2003) of ARI; and Director (December 2001 to July 2003) of IORI.

SHARON HUNT:    Age 63, Director (Independent) (since February 2004).

Licensed Realtor in Dallas, Texas with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997); Director (since 1991) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of ARI.

ROBERT A. JAKUSZEWSKI:    Age 43, Director (Independent) (since November 2005)

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc. Mr. Jakuszewski was a Consultant (January 1998 – September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski has been a director of IORI since March 16, 2004.

TED R. MUNSELLE:    Age 50, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; Employed in the accounting industry from 1977 until October 1998; Certified Public Accountant in the State of Texas; and Director (since February 2004) of ARI.

Board Committees

The Board of Directors held 9 meetings during 2005. For such year, no incumbent director attended fewer than 75.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a director and (2) the total number of meetings held by all committees of the Board on which he served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met nine times during 2005.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The members of the Committee are Messrs. Munselle (Chairman) and Jakuszewski and Ms. Hunt.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met one time during 2005.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokely
Henry A. Butler
Sharon Hunt	✓	✓	✓
Robert A. Jakuszewski	✓	✓	✓
Ted R. Munselle	✓	✓	✓

Presiding Director

In March 2004, the Board created a new position of presiding director, whose primary responsibility is to preside over periodic executive sessions of the Board in which Management directors and other members of

Management do not participate. The presiding director also advises the Chairman of the Board and, as appropriate, Committee Chairs with respect to agendas and information needs relating to Board and Committee meetings, provides advice with respect to the selection of Committee Chairs and performs other duties that the Board may from time to time delegate to assist the Board in fulfillment of its responsibilities.

Martin L. White, a director until November 22, 2005, served in such position from March 2004 through November 22, 2005. On November 22, 2005, the non-Management members of the Board designated Ted R. Munselle to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ending December 31, 2005.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com). Pursuant to the Guidelines, the Board undertook its annual review of director independence in February 2004, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are Steven A. Abney, Executive Vice President and Chief Financial Officer, Mark W. Branigan, Executive Vice President—Multi-Family Construction, and Louis J. Corna, Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

Steven A. Abney, 50

Executive Vice President and Chief Financial Officer (since September 2005) of ARI, TCI, BCM, PIAMI, and Prime; Executive Vice President and Chief Financial Officer (since December 2005) of IORI; Vice President Finance and Chief Accounting Officer/Principal Financial Officer (from November 2001 to February 2005) of and employed (from November 2001 to August 2005) by CRT Properties, Inc. (f/k/a Koger Equity, Inc.). For more than four years prior thereto, Mr. Abney was Executive Vice President and Chief Financial Officer (from December 1997 to November 2001) of Konover and Associates, Inc., a privately-held real estate developer based in Farmington, Connecticut. Mr. Abney has been a certified public accountant since 1980.

James D. Canon, III, 44

Executive Vice President—Multi-Family Construction (effective April 1, 2006) of the Company, ARI, IORI and Prime. Managing Director (June 2003 to March 2006) of Tarragon Corporation, a New York City-based real estate homebuilder and developer which has securities listed on the NASDAQ National Market System. Prior thereto (from November 2000 to March 2003), he was Vice President of Southwest Housing Management, Inc., a Dallas, Texas-based real estate company, and prior thereto and for more than five years, Senior Vice President (February 1992 to October 2000) of BCM.

Louis J. Corna, 58

Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, ARI, IORI and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.

Mark W. Branigan, 51

Executive Vice President—Multi-Family Construction (since September 2004) resigned effective March 31, 2006 to pursue other opportunities. He was Executive Vice President—Residential (June 2001 to September 2004), Director (September 2000 to June 2001) and Executive Vice President and Chief Financial Officer (August 2000 to June 2001 of TCI, ARI, IORI and BCM. Prior thereto, he was Executive Vice President—Multi-Family Construction (September 2004 to March 31, 2006), and Executive Vice President—Residential (July 2003 to September 2004) of Prime and PIAMI; Vice President—Director of Construction (August 1999 to August 2000) and for more than five years prior thereto, Executive Vice President—Residential Asset Management of BCM, TCI and OIRI.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than ten percent of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and ten percent holders during the fiscal year ending December 31, 2005. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its ten percent holders and copies of the reports they have filed with the Commission.

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

BCM served as TCI’s advisor from March 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by PAMI under the same terms as BCM’s advisory agreement. PIAMI is owned by Realty Advisors, Inc. (80.0%) and Syntek West, Inc. (20.0%), related parties. Syntek West, Inc. is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime, which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is a company of which Messrs. Branigan, Corna, and Abney serve as executive officers. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of TCI’s net income, after certain adjustments.

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

The Advisory Agreement also provides for all activities in connection with or related to construction for the Company and its subsidiaries, Prime shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals.

Under the Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. Price was required to refund $1.3 million of the 2003 advisory fee under this provision, and $2.4 million of the 2005 advisory fee under this provision. Prime was not required to refund any of the 2004 advisory fees to TCI.

Additionally, if management were to request that Prime render services to TCI other than those required by the Advisory Agreement, Prime or an affiliate of Prime separately would be compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under “Property Management,” TCI has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of BCM, to provide property management services for TCI’s properties. Also as discussed below, under “Real Estate Brokerage” TCI had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for TCI until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for TCI.

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The directors and principal officers of Prime are set forth below.

Mickey N. Phillips:	Director
Ryan T. Phillips:	Director
Steven A. Abney:	Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer
Mark W. Branigan:	Executive Vice President—Residential
Louis J. Corna:	Executive Vice President—General Counsel, Executive Vice President—Tax, Secretary

Mickey N. Phillips is Gene E. Phillips’ brother and Ryan T. Phillips is Gene E. Phillips’ son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children, which indirectly owns Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services to TCI.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. Triad subcontracts the property-level management and leasing of 22 of TCI’s commercial properties to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I also receives real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel I, LLC, a related party, manages TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland.

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

TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of Prime, TCI’s advisor, are compensated by

Prime. Such executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor” for a more detailed discussion of the compensation payable to Prime.

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

Each Independent Director receives compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $3,000 per year. In addition, each Independent Director receives an additional $250 for each Audit Committee meeting attended, plus each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses.

During 2005, $133,498 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2005 through December 31, 2005, and 2005 special service fees as follows: Sharon Hunt, $32,500; Robert A. Jakuszewski, $0; Ted R. Munselle, $32,500; Ted P. Stokely, $33,250; and Martin L. White (a director until November 22, 2005), $35,698.

Director’s Stock Option Plan

TCI has established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime or BCM. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005.

As of March 1, 2006, options covering 40,000 shares of TCI Common Stock were outstanding.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the US Total Market Index (“Total Market Index”) and the Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 1998, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

	Cumulative Total Return
	2000	2001	2002	2003	2004	2005
TRANSCONTINENTAL REALTY INVESTORS INC.	100.00	180.85	198.76	188.51	160.56	187.61
DOW JONES US TOTAL MARKET	100.00	88.08	68.64	89.74	100.52	106.88
DOW JONES US REAL ESTATE	100.00	111.80	115.86	158.61	208.12	228.18

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of TCI are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
2000 Stock Option Plan approved by stockholders	—	—	300,000
Directors Stock Option Plan approved by stockholders	40,000	$16.01	—

Total	40,000	$16.01	300,000

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 24, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
EQK Holdings, Inc.(2) 1800 Valley View Lane Suite 300 Dallas, Texas 75234	5,278,149	66.8%

Transcontinental Realty Acquisition Corporation (3) 1800 Valley View Lane Suite 100 Dallas, Texas 75234	1,213,226	15.4%

(1)	Percentage is based upon 7,900,869 shares of Common Stock outstanding at March 24, 2006.
(2)	EQK Holdings, Inc. (“EQK”) is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.
(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARI.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 24, 2006.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Steven A. Abney	6,491,375	(2)	82.2%
Mark W. Branigan	6,491,375	(2)	82.2%
Henry A. Butler	6,491,375	(3)	82.2%
Louis J. Corna	6,491,375	(2)	82.2%
Sharon Hunt	6,496,375	(3)(6)	82.2%
Robert A. Jakuszewski	6,491,375	(3)	82.2%
Ted Munselle	6,496,375	(3)(7)	82.2%
Ted P. Stokely	6,506,375	(3)(4)	82.4%
All Directors and Executive Officers as a group (8 individuals)	6,506,375	(2)(3)(4)(5)(6)(7)	82.4%

(1)	Percentage is based upon 7,900,869 shares of Common Stock outstanding at March 24, 2006 and 20,000 shares which may be issued under existing Director Stock Options.
(2)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Each of the executive officers of TCI may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of TCI and its subsidiaries, EQK and TRAC. The executive officers of TCI disclaim such beneficial ownership.
(3)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Messrs. Butler, Stokely, Jakuszewski and Munselle and Ms. Hunt may be deemed to be beneficial owners of such shares by virtue of their positions as directors of TCI. Messrs. Butler, Stokely, Jakuszewski and Munselle and Ms. Hunt disclaim such beneficial ownership.
(4)	Includes 15,000 shares which may be acquired by Mr. Stokely pursuant to the Director Stock Option Plan.
(5)	Includes 5,000 shares which may be acquired by Ms. Hunt pursuant to the Director Stock Option Plan.
(6)	Includes 5,000 shares which may be acquired by Mr. Munselle pursuant to the Director Stock Option Plan.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Board of Directors voted to retain BCM as TCI’s advisor. See ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS TO THE REGISTRANT—The Advisor.” Effective July 1, 2004, Prime replaced BCM as the contractual advisor to TCI. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts the property-level management and leasing of 22 of TCI’s commercial properties to Regis I and its three hotels to Regis Hotel I, LLC.

Regis I also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

Two of TCI’s Directors (Ted Stokely and Robert Jakuszewski) also serves as a director of IORI. The Director owes fiduciary duties to IORI as well as to TCI under applicable law. At December 31, 2005, TCI owned approximately 24.0% of the outstanding common shares of IORI. Prime also serves as advisor to ARI. All of TCI’s directors also serve as Directors of ARI. Messrs. Branigan, Canon, Corna, and Abney serve as executive officers of ARI, Prime and IORI.

Related Party Transactions

Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

Operating Relationships

In the year ended December 31, 2005, TCI received $56,000 in rent from Prime for a lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and TCI has available space at the hanger.

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

In July 2003, TCI paid $1.7 million to BCM for a pro-rata share of prior year’s legal fees in the defense of Gene E. Phillips. Mr. Phillips is a related party and advisor to TCI.

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

In December 2003, TCI sold six properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million, and Tivoli apartments for $16.1 million. All of the transactions include the assumption of debt and notes receivable to TCI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is Senior Vice President of UHF. Due to UHF being considered a related party to TCI and TCI having continued involvement and control of these entities, these transactions will not be recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. All of these transactions were approved by TCI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments, Limestone at Vista Ridge apartments and Tivoli apartments were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the note associated with the Sendero Ridge apartments.

In December 2003, TCI sold the Lamar/Parmer land parcel to a subsidiary of UHF for $2.0 million in the form of a seller note receivable. Due to no cash received and common control, TCI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale has recognized and no note receivable has been recorded.

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

In December 2003, TCI’s Board of Directors approved the payment to Regis I of a six percent (6%) construction management fee on all construction projects in progress at December 31, 2003, to be applied to all costs incurred during 2003 on each project. Construction management fees of $1.7 million for 2005, $5.6 million for 2004 and $4.1 million for 2003 were treated as reductions in the affiliate receivable balance from Prime.

As more fully described in ITEM 2. “PROPERTIES-Real Estate,” TCI is a partner with IORI in Nakash Income Associates. TCI owns 345,728 shares of IORI’s Common Stock, an approximate 24.0% interest. At December 31, 2005, the market value of the IORI common shares was $6.5 million.

At December 31, 2004, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The officers of TCI also serve as officers of ARI. Prime also serves as advisor to ARI and at March 24, 2006, ARI owned approximately 82.2% of TCI’s outstanding Common Stock. At December 31, 2005, the market value of the ARI common shares owned by TCI was $6.0 million.

In 2004, TCI paid Prime, its affiliates and related parties $5.3 million in advisory, incentive and net income fees, $202,000 in mortgage brokerage and equity refinancing fees, $3.5 million in property acquisition fees, $1.9 million in real estate brokerage commissions, $1.7 million in construction supervision fees and $1.6 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $2.4 million.

In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets or other liabilities. At December 31, 2005, TCI had receivables of $1.1 million from Regis Hotel Corporation. Also at December 31, 2005, TCI owed $11.7 million, and $3.0 million to Prime, and Regis I, respectively.

During April 2005, in connection with the resolution of certain litigation filed August 10, 2004 by the Company, ARI and IORI, the Company owns 48.8% of Midland Odessa Properties, Inc. (formerly Innovo Realty, Inc.) (“MOPI”), the balance of which is owned by ARI (31.3%) and IOT (19.9%). MOPI in turn is a 30% limited partner in several “Metra” partnerships formed in 2002 when IORI, ARI and the Company sold certain residential properties to partnerships controlled by Metra Capital LLC. The original sale transactions were accounted for as refinancing transactions with the Company continuing to report the assets and new debt incurred by the “Metra” partnerships on the Company’s financial statements. As properties are sold to independent third parties, the transactions are reported as sales. See Note 8 to the Consolidated Financial Statements.

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

The following table sets for the aggregate fees for professional services rendered to or for TCI by Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP for 2005 and 2004:

	2005		2004
Type of Fee	Farmer, Fuqua & Huff	BDO Seidman	Farmer, Fuqua & Huff	BDO Seidman
Audit Fees	$280,971	$15,000	$86,148	$102,184
Audit Related Fees	36,500	—	—	—
Tax Fees	34,405	12,913	9,550	50,021
All Other Fees	—	—	—	—

Total	$351,876	$27,913	$95,698	$152,205

The audit fees for 2005 and 2004, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2005 and 2004, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2005 and 2004 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15. EXHIBITS	AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Operations—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

(c)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
14.0	*	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

•*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2006	By:	/s/ STEVEN A. ABNEY
Steven A. Abney Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2006

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2006

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2006

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2006

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2006

/s/ STEVEN A. ABNEY Steven A. Abney	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 31, 2006

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2005

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
14.0	*	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

•	Filed herewith.