Form 10-Q
period 2006-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2006-05-15
CIK 733590

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006
Or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     TO

Commission File Number 001-09240
TRANSCONTINENTAL REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300 Dallas, Texas 75234
(Address of principal executive offices) (Zip Code)

(469) 522-4200
(Registrant’s telephone number, including area code)

___________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐.    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,900,869
(Class)	(Outstanding at March 31, 2006)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2006, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$976,679	$911,981
Less—accumulated depreciation	(82,713)	(78,096)
	893,966	833,885

Real estate held-for-sale	40,287	40,446
Real estate subject to sales contract	68,326	68,738

Notes and interest receivable
Performing (including $33,947 in 2006 and $34,370 in 2005 from affiliates and related parties)	49,764	59,922
Non-performing, non-accruing	4,896	4,896
	54,660	64,818

Less—allowance for estimated losses	—	—
	54,660	64,818

Investment in real estate entities	24,764	24,659
Marketable equity securities, at market value	7,936	7,446
Cash and cash equivalents	5,047	5,462
Other assets (including $1,085 in 2006 and $1,103 in 2005 from affiliates and related parties)	50,529	43,625
	$1,145,515	$1,089,079

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS-Continued

	March 31, 2006	December 31, 2005
	(dollars in thousands)
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Notes payable (including $6,769 in 2006 and $6,769 in 2005 to affiliates and related parties)	$701,255	$654,882
Interest payable (including $377 in 2006 and $218 in 2005 to affiliates and related parties)	3,475	3,510
Liabilities related to assets held-for-sale	48,706	53,084
Liabilities related to assets subject to sales contract	58,516	58,685
Other liabilities (including $16,595 in 2006 and $15,669 in 2005 to affiliates and related parties)	74,557	66,500
	886,509	836,661

Commitments and contingencies

Minority interest	16,074	1,239

Stockholders’ equity:
Preferred Stock
Series C Cumulative Convertible; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 shares at March 31, 2006 and December 31, 2005	81	81
Additional paid-in capital	256,441	256,494
Treasury stock	(3,086)	(3,086)
Accumulated deficit	(10,337)	(1,846)
Accumulated other comprehensive loss	(167)	(464)
	242,932	251,179
	$1,145,515	$1,089,079

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Property revenue:
Rents and other property revenues	$30,303	$22,597

Expenses:
Property operations (including $1,491 in 2006 and $1,240 in 2005 to affiliates and related parties)	18,351	14,455
Depreciation and amortization	5,029	3,812
General and administrative (including $0 in 2006 and $475 in 2005 to affiliates and related parties)	1,372	1,465
Advisory fees	2,026	1,752
Total operating expenses	26,778	21,484

Operating income	3,525	1,113

Other income (expense):
Interest income (including $424 in 2006 and $550 in 2005 from affiliates and related parties)	875	845
Gain on foreign currency transaction	2	—
Mortgage and loan interest	(12,723)	(8,412)
Net income fee	—	(325)
Other income (expense)	257	—
Total other income (expense)	(11,589)	(7,892)

Loss before gain on land sales, equity in earnings of investees and minority interest	(8,064)	(6,779)

Gain on land sales	331	14
Equity in earnings of investees	103	1,191
Minority interest	(172)	155
	262	1,360

Loss from continuing operations	(7,802)	(5,419)
Add: income tax benefit (expense)	2,731	1,897
Net loss from continuing operations	(5,071)	(3,522)

Income (loss) from discontinued operations (See NOTE 9)	(689)	9,767
Less: income tax benefit (expense)	(2,731)	(1,897)
Net income (loss) from discontinued operations	(3,420)	7,870

Net income (loss)	(8,491)	4,348

Preferred dividend requirement	(53)	(52)
Net income applicable to common shares	$(8,544)	$4,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Net loss from continuing operations	$(0.65)	$(0.45)
Discontinued operations	(0.44)	0.99
Net income (loss) applicable to common shares	$(1.09)	$0.54

Diluted earnings per share:
Net loss from continuing operations	$(0.65)	$(0.45)
Discontinued operations	(0.44)	0.99
Net income (loss) applicable to common shares	$(1.09)	$0.54

Weighted average common shares used in computing earnings per share:
Basic	7,900,869	7,900,869
Diluted	7,900,869	7,900,869

Series C Cumulative Convertible Preferred stock (convertible after September 30, 2006 into common stock estimated to be approximately 195,917 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(dollars in thousands)
(unaudited)

				Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity

	Common Stock		Treasury
	Shares	Amount	Stock

Balance, January 1, 2006	7,900,869	$81	$(3,086)	$256,494	$(1,846)	$(464)	$251,179

Comprehensive income
Unrealized gain on foreign	—	—	—	—	—	(193)	(193)
currency translation
Unrealized gain on marketable securities	—	—	—	—	—	490	490

Net income (loss)	—	—	—	—	(8,491)	—	(8,491)

Series C Cumulative Convertible Preferred Stock cash dividends ($7.00 per share per year)	—	—	—	(53)	—	—	(53)

Balance, March 31, 2006	7,900,869	$81	$(3,086)	$256,441	$(10,337)	$(167)	$242,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Income (loss) from continuing operations	$(5,071)	$(3,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,029	3,813
Amortization of deferred borrowing costs	716	1,121
Income tax (benefit) expense	(2,731)	(1,897)
Gain on sale of real estate	(331)	(14)
Equity in earnings of investees	(103)	(1,191)
Gain on foreign currency transaction	(2)	—
(Income) loss allocated to minority interest	172	(155)
Decrease (increase) in interest receivable	(208)	37
(Increase) decrease in other assets	(5,258)	2,464
Increase (decrease) in interest payable	(35)	(818)
Increase in other liabilities	7,864	1,089
Net cash provided (used) by operating activities	42	927

Cash Flows from Investing Activities
Collections on notes receivable	8,686	1,374
Funding of notes receivable	(2,670)	(647)
Acquisition of real estate	(49,239)	(7,806)
Real estate improvements and construction	(3,532)	(15,031)
Proceeds from sale of real estate	3,067	1,003
Distributions from equity investees, net	—	406
Deposits on pending purchases and financings	(660)	(671)
Net cash used in investing activities	(44,348)	(21,372)

Cash Flows from Financing Activities
Payments on notes payable	(9,666)	(26,569)
Proceeds from notes payable	55,842	31,688
Dividends paid to preferred shareholders	(53)	(52)
Payments to advisor	—	(8,470)
Deferred financing costs	(1,702)	(308)
Net cash provided by financing activities	44,421	(3,711)

Discontinued Operations
Cash used in operating activities	(530)	(491)
Cash provided by investing activities - proceeds from sale of real estate	—	12,635
Net cash provided (used) by discontinued operations	(530)	12,144

Net decrease in cash and cash equivalents	(415)	(12,012)
Cash and cash equivalents, beginning of period	5,462	21,845
Cash and cash equivalents, end of period	$5,047	$9,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,758	$10,780

Schedule of Non-Cash Investing and Financing Activities:
Notes payable assumed on purchase of real estate	—	7,430
Increase in minority interest related to acquisition of real estate	14,835	—
Notes payable assumed by buyer on sale of real estate	—	738
Real estate purchased from affiliate decreasing affiliate receivable	—	4,072
Note payable assumed by affiliate	4,000	—

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2005 have been reclassified to conform to the 2006 presentation.

Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Effective March 31, 2003, TCI’s financial results have been consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-Q and related consolidated financial statements. As of March 31, 2006, ARI owned 82.2% of the outstanding TCI common shares.

Stock-based employee compensation.  Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method.  SFAS No. 123-R must be applied not only to newly awarded stock options but also to previously awarded stock options that were not fully vested on the Effective Date.  All of TCI’s stock-option grants were fully vested as of the Effective Date.  Furthermore, TCI had no outstanding stock-option grants that were modified or settled after the Effective Date; therefore, TCI will recognize no additional compensation costs for previously awarded stock-option grants.  In December 2005, the Company’s Board of Directors terminated all stock-option plans and has no intent at the present to reinstate any stock-option programs.

NOTE 2. REAL ESTATE

In 2006, TCI purchased the following properties:

Property	Location	Sq. Ft./Acres	Purchase Price		Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092 Acres	$21,000		$—	$21,000	8.75%	(1)	03/08
Pioneer Crossing	Austin, TX	38.542 Acres	614	(2)	614	1,515	8.75	(1)	06/08
Southwood 1394	Tallahassee, FL	14.52 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Woodmont Fairway Office	Dallas, TX	5.866 Acres	3,833		1,014	3,000	8.25	(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.28 Acres	4,560		1,868	2,964	8.00		03/07

Apartments
Anderson Estates Apts	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	07/22
Leflore Estates / Curtis
Moore Apartments	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	02/19
(1)  Variable interest rate.
(2)  Purchased from ARI; purchase price is equal to ARI’s cost.
(3)  Net of minority interest and other liabilities assumed.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In September 2005, TCI deposited $1.75 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the Southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased. In January 2006, the Company acquired controlling interest in seven of the 14 properties. TCI’s investment was funded from the $1.75 million deposit.

In 2005, TCI purchased the following properties:
Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Office Buildings
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	$11,502	$ —	$7,430	(1)	4.90	%(2)	05/06

Land
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500		7.00		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.02 Acres	96	104	—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.75 Acres	95	101	—		—		—
________________
(1) Assumed debt.
(2) Variable rate.
(3) Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST  RECEIVABLE.”

In 2006, TCI sold the following properties:

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.452 Acres	$3,225	$1,297	$ —	$331

In 2005, TCI sold the following properties:

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792		$10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		294

Land
Granbury Station	Fort Worth, TX	15.696 Acres	1,003	265	738	(1)	10
_________________
(1) Assumed debt.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At March 31, 2006, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding

Laguna Vista	Farmers Branch, TX	206 Units	$8,662	$12,444	$17,741
Legends of El Paso	El Paso, TX	240 Units	5,793	12,290	16,040
Mission Oaks	San Antonio, TX	228 Units	13,458	4,011	15,636
Parc at Maumelle	Maumelle, AR	240 Units	12,021	6,678	16,829
Parc at Metro Center	Nashville, TN	144 Units	3,512	9,103	11,141

NOTE 3. NOTES AND INTEREST RECEIVABLE

Unless noted, all of TCI’s notes receivables are secured by real estate assets, ownership in, or membership rights of the purchaser’s entity.

In September 2005, TCI sold 10 acres of raw land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bears interest at 10%, requires monthly interest payments, and matures in September 2008.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10%, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $3.2 million to the borrower. TCI also guaranteed, an $18 million loan secured by a first lien on the undeveloped land. In June 2005, TCI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrowers. These secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph. In March 2006, TCI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, TCI secured a development loan of $31.277 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime + 1%. The Company intends to develop the land for sale to single-family residential builders.

In December 2004, TCI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. TCI has certain obligations to fund the partnership for certain rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through March 31, 2006, TCI has funded $1.7 million of these obligations and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In August 2001, TCI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments, and originally matured in January 2003. TCI funded a total of $4.3 million on this note. On January 22, 2003, TCI agreed to extend the maturity date to May 1, 2003. The collateral used to secure TCI’s second lien was seized by the first lien holder. On March 11, 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, TCI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate was fixed at 9.0% per annum with all principal and interest due November 2005. TCI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. Through March 31, 2006, TCI has advanced an additional $2.64 million to the borrower.

In March 2002, TCI sold the 174,513 Sq.Ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of September 2005, TCI funded $896,000 of the additional line of credit. TCI determined during the third quarter 2005 to classify this note as non-performing due to the lack of cash received and the probability that no cash will be received in the future. Effective January 1, 2006, TCI will no longer accrue interest income on this note. Through March 31, 2006, TCI has made no additional advances on this loan nor have any additional payments been received. This loan is not considered impaired due to the fair value of the collateral being sufficient to cover the current loan balance and accrued interest at March 31, 2006.

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

Related Party Transactions. In October 2004, TCI sold the Durham Centre in Durham, North Carolina to a partnership, of which the managing general partner is a subsidiary of ARI, for $21.3 million cash plus an all-inclusive wrap-around note of $14.5 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments, and matures in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63%, requires monthly interest payments, and matures in September 2017.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to Basic Capital Management (“BCM”) for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 9.0%), and matures in April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 9.0%), and matures in April 2008.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

ARI guaranteed that these assets shall produce at least a 12.0% return annually of the purchase price for a period of three years from the purchase date. If the assets collectively fail to produce the 12.0% return, ARI shall pay TCI any shortfall. In addition, if the assets fail to produce the 12.0% return for a calendar year and ARI fails to pay the shortfall, TCI may require ARI to repurchase the entities for the purchase price. Because ARI guaranteed the 12.0% return and TCI had the option of requiring ARI to repurchase the entities, management had classified this related party transaction as a note receivable from ARI. In July 2002, the Woodsong Apartments were sold. TCI received $2.8 million from the proceeds as payment of principal and accrued but unpaid interest on the note receivable. In October 2003, TCI sold One Hickory to Income Opportunity Realty Investors, Inc. (“IORI”) for $12.2 million, less prorations, for a wraparound promissory note of $12.0 million. This note bears interest at 5.49%, requires monthly interest and principal payments, and matures in June 2006. This transaction effectively discharged the note receivable TCI had from ARI for the financing of One Hickory. Also, in November 2003, Confederate Point sold the Confederate Apartments and paid $2.1 million to TCI to pay off the loan and accrued but unpaid interest. In April 2005, TCI completed the purchase of the Foxwood Apartments by recording the asset and removing the note receivable from ARI.

NOTE 4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at March 31, 2006 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at March 31, 2006, was as follows:

Investee	Percentage of TCI’s Ownership at March 31, 2006	Carrying Value of Investment at March 31, 2006	Market Value(a) of Investment at March 31, 2006

IORI	24.9%	$6,302	$7,468
ARI	6.4%	12,034	6,543
Garden Centura, L.P.	5.0%	6,075
		24,411
Other		353
		$24,764

(a)  Based on stock closing price on March 31, 2006 and is not necessarily indicative of the fair market value of the investee’s net  assets.

Set forth below is summarized results of operations of equity investees for the first three months of 2006 and 2005.

	2006	2005

Revenues	$32,408	$29,204
Equity in earnings of investees	—	(9)
Property operating expenses	(24,113)	(25,404)
Depreciation	(2,570)	(2,139)
Interest expense	(7,861)	(7,991)
Income (loss) before gains on sale of real estate and discontinued operations	(2,136)	(6,339)
Gain on sale of real estate	2,409	24,224
Income (loss) from discontinued operations	(219)	43
Net income (loss)	$54	$17,928

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $490,000 for the three month period ending March 31, 2006 due to an increase in market price.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6. RELATED PARTIES

On September 19, 2002, TCI’s Board of Directors authorized the Chief Financial Officer of TCI to advance funds either to or from TCI, through the advisor, Prime Income Asset Management LLC (“Prime”), in an amount up to $15.0 million on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets and other liabilities. Effective July 1, 2005, TCI, and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced.

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

The following table reconciles the beginning and ending affiliates receivable balances as of March 31, 2006.

	PRIME	IORI

Balance, December 31, 2005	$(11,668)	$—
Cash transfers	17,376	—
Cash repayments	(14,885)	—
Repayments through property transfers	(614)	—
Fees payable to affiliate	(527)	—
Insurance proceeds received by advisor	500	—
Payables clearing through Prime	(287)	—
Balance, March 31, 2006	$(10,105)	$—

At March 31, 2006, TCI’s other assets includes $1.2 million due from an affiliate for rent. In addition, at March 31, 2005, TCI owed $711,000 to Regis Property Management for management fees and sales commissions.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7. LOANS AND INTEREST PAYABLE

In July 2005, TCI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1%, which is currently 8.75%, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. The current amount available for use under the line of credit is $2.5 million.

In May 2005, TCI received a loan in the amount of $4.0 million. The note bears interest at the prime rate plus 2.0%, which is currently 9.75%, requires monthly interest only payments and matures in one year. The loan is collateralized by TCI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

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

In 2006, TCI refinanced or financed the following properties:

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
________________
(1) Variable rate.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Excluded from segment assets are assets of $132.1 million at March 31, 2006, and $98.7 million at March 31, 2005, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Presented below is the operating income of each operating segment for the three and nine months ended March 31, 2006 and 2005, and each segment’s assets at March 31.
Three Months Ended March 31, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$157	$9,317	$18,993	$1,836	$30,303
Property operating expenses	110	4,954	11,630	1,657	18,351
Depreciation	7	2,293	2,358	371	5,029
Interest	2,204	2,793	7,201	525	12,723
Gain on land sales	331	—	—	—	331
Segment income (loss)	$(1,833)	$(723)	$(2,196)	$(717)	$(5,469)

Real estate improvements and construction	106	1,542	1,746	—	3,394
Assets	251,259	181,373	541,759	28,188	1,002,579

Three Months Ended March 31, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$134	$5,843	$15,146	$1,474	$22,597
Property operating expenses	762	3,432	9,019	1,242	14,455
Depreciation	19	1,795	1,818	180	3,812
Interest	1,288	1,301	5,480	343	8,412
Gain on land sales	14	—	—	—	14
Segment income (loss)	$(1,921)	$(685)	$(1,171)	$(290)	$(4,068)

Real estate improvements and construction	148	1,099	13,774	10	15,031
Assets	150,277	142,116	475,539	34,443	802,375

Property Sales:
Sales price	$1,003	$15,276	$—	$—	$16,279
Cost of sales	989	4,917	—	—	5,906
Gain on sale	$14	$10,359	$—	$—	$10,373

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:
	Three Months Ended
	March 31, 2006	March 31, 2005
Segment operating income (loss)	$(5,469)	$(4,068)
Other non-segment items of income (expense):
General and administrative	(1,372)	(1,465)
Advisory fees	(2,026)	(1,752)
Interest income	875	845
Gain (loss) on foreign currency transaction	2	—
Net income fee	257	(325)
Other income (expense)	103	1,191
Equity in earnings of investees	(172)	155
Minority interest	—	—
Loss from continuing operations	$(7,802)	$(5,419)

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

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three months ended March 31, 2006 and 2005, income from discontinued operations relates to properties TCI sold or intends to sell in 2006 as well as properties TCI sold during 2004 and 2005 or intends to sell in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.
	For the Three Months Ended March 31,
	2006	2005
Revenue
Rental	$2,038	$3,927
Property operations	1,420	2,795
	618	1,132
Expenses
Interest	1,148	1,623
Depreciation	159	96
	1,307	1,719

Net loss from discontinued operations before gains on sale of real estate	(689)	(587)
Gain on sale of operations	—	10,359
Write-down of assets held-for-sale	—	—
Equity in investees gain on sale of real estate	—	—
Net income from discontinued operations	$(689)	$9,767

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining at March 31, 2006 is approximately $2.3 million. TCI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006, for certain partnership obligations.

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

NOTE 11. SUBSEQUENT EVENTS
Events occurring after the date of these financial statements are included within each note, as appropriate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,”“believe,”“expect,”“intend,”“may,”“might,”“plan,”“estimate,”“project,”“should,”“will,”“result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”).

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

TCI invests in real estate through acquisitions, leases, and partnerships and in mortgage loans on real estate, including first, wraparound, and junior mortgage loans. TCI is the successor to a California business trust organized on September 6, 1983, which commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust ("CMET"), a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. TCI accounted for the merger as a purchase.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities, and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of TCI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Liquidity and Capital Resources

TCI reported a loss from continuing operations of $5.1 million for the three months ended March 31, 2006, which included the following non-cash items: depreciation and amortization of $5.7 million, income tax benefit of $2.7 million equity in earnings of  investees of $103,000, and a gain on sale of real estate of $331,000.

For the three months, ended March 31, 2006, net cash provided by operating activities was $42,000, due primarily to an increase in other assets of $5.3 million offset by an increase in other liabilities of $7.9 million..

Also for the three months ended March 31, 2006, net cash used in investing activities was $44.3 million primarily due to real estate construction and improvements of $3.5 million, payments for real estate acquisitions of $48.6 million, deposits on pending purchases of $660,000 and additional fundings on notes receivable of $1.2 million. These outflows for investing activities were offset by the collection of $8.6 million on notes receivable and proceeds from sale of real estate of $3.7 million.

Net cash provided by financing activities of $48.5 million was due to proceeds received from the funding or refinancing of notes payable of $56.1 million; offset by cash payments of $5.9 million to paydown existing notes payable, and $1.7 million for financing costs.

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

Results of Operations

TCI had a net loss of $8.5 million for the three months ended March 31, 2006, compared to a net income of $4.3 million for the three months ended March 31, 2005. Fluctuations in this and other components of revenues and expense between the 2006 and 2005 periods are discussed below.

Rents for the three months ended March 31, 2006 increased to $30.3 million as compared to $22.6 million in 2005. This increase is mainly due to additional rental income from the completion of new apartment construction projects, increased occupancy and room revenues from TCI’s hotels as well as the acquisition of Two Hickory, 600 Las Colinas, and Park West.

Property operations expense increased to $18.4 million for the three months ended March 31, 2006, compared to $14.5 million in 2005. This increase is mainly due to the completion of new apartment construction projects and the acquisition of Two Hickory, 600 Las Colinas and Park West.

Depreciation and amortization increased to $5.0 million for the three months ended March 31, 2006, from $3.8 million in 2005. The increase was mainly due to the acquisition of additional commercial properties.

General and administrative expenses were $1.4 million for the three months ended March 31, 2006, which approximated the $1.5 million in 2005.

Advisory fees were $2.0 million for the three months ended March 31, 2006, which approximated the $1.8 million in 2005.

Interest income increased to $875,000 for the three months ended March 31, 2006, compared to $845,000 in 2005. The increase is primarily due to additional interest from an increase in the outstanding notes receivable balances and from additional interest on variable rate notes due to increases in the prime rate during 2005.

Gain on foreign currency transaction was $2,000 for the three months ending March 31, 2006. Hotel Akademia’s long-term debt is denominated in Euros and the translation of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s statement of operations.

Interest expense increased to $12.7 million for the three months ended March 31, 2006, from $8.4 million in 2005. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2004 and 2005.

Other income was $257,000 for the three months ended March 31, 2006. Other income represents dividends and extension fees received by TCI during 2006. There was no other income or expense for the three months ended March 31, 2005.

Equity in earnings of investees was $103,000 for the three months ended March 31, 2006, compared to equity in loss of equity investees of $1.2 million in 2005. IORI recognized income from continuing operations for the three months ending March 31, 2006, compared to losses from continuing operations for the three months ending March 31, 2005.

Net income (loss) for the three months ended March 31, 2006 and 2005 from discontinued operations relates to properties TCI sold or intends to sell in 2006 as well as properties TCI sold during 2004 and 2005 or intends to sell in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2006	2005
Revenue
Rental	$2,038	$3,927
Property operations	1,420	2,795
	618	1,132

Expenses
Interest	1,148	1,623
Depreciation	159	96
	1,307	1,719

Net income (loss) from discontinued operations before gains on sale of real estate	(689)	(587)
Sale of real estate	—	10,354
Gain on sale of operations	—	—
Write-down of assets held for sale	—	—
Equity in investees gain on sale of real estate	—	—
Net income (loss) from discontinued operations	$(689)	$9,767

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first three months of 2006 and a loss, after the use of net operating loss carryforwards, in the first three months of 2005; therefore, it recorded no provision for income taxes.

At March 31, 2006, TCI had a net deferred tax asset of $36.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2006, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$200,902	7.95%	$2,009
Total decrease in TCI’s annual net income			$2,009
Per share			$0.25

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

There have been no changes in TCI’s internal controls over financial reporting during the quarter ending March 31, 2006, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) did not repurchase any its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of December 31, 2005				219,090
January 1-31, 2006	–	$–	–	219,090
February 1-28, 2006	–	–	–	219,090
March 1-31,2006	–	–	–	219,090
Total	–	$–	–

(a) On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common  stock. This repurchase program has no termination   date.

ITEM 6.EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

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

3.4
Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

4.1
Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.0
Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. 1350.

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date:	May 15, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2006

Exhibit Number	Description of Exhibits

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith