Form 10-Q
period 2006-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2006-08-14
CIK 733590

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,900,869
(Class)	(Outstanding at June 30, 2006)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate held for investment	$986,793	$911,981
Less—accumulated depreciation	(87,921)	(78,096)

	898,872	833,885

Real estate held-for-sale	35,347	40,446
Real estate subject to sales contract	66,827	68,738

Notes and interest receivable
Performing (including $21,991 in 2006 and $34,370 in 2005 from affiliates and related parties)	37,793	59,922
Non-performing, non-accruing	4,893	4,896

	42,686	64,818

Investment in real estate entities	24,591	24,659
Marketable equity securities, at market value	8,309	7,446
Cash and cash equivalents	11,811	5,462
Other assets (including $1,010 in 2006 and $1,103 in 2005 from affiliates and related parties)	40,247	43,625

	$1,128,690	$1,089,079

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable (including $6,769 in 2006 and $6,787 in 2005 to affiliates and related parties)	$694,549	$654,882
Interest payable (including $550 in 2006 and $218 in 2005 to affiliates and related parties)	2,624	3,510
Liabilities related to assets held-for-sale	53,084	53,084
Liabilities related to assets subject to sales contract	58,347	58,685
Other liabilities (including $16,867 in 2006 and $12,272 in 2005 to affiliates and related parties)	56,011	66,500

	864,615	836,661

Commitments and contingencies
Minority interest	16,174	1,239

Stockholders’ equity:
Preferred Stock
Series C Cumulative Convertible; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 shares at June 30, 2006 and December 31, 2005	81	81
Additional paid-in capital	256,389	256,494
Treasury stock, at cost	(3,086)	(3,086)
Accumulated deficit	(5,688)	(1,846)
Accumulated other comprehensive income (loss)	205	(464)

	247,901	251,179

	$1,128,690	$1,089,079

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share)
Property revenue:
Rents and other property revenues	$30,822	$24,834	$61,125	$47,431

Expenses:
Property operations (including $3,039 in 2006 and $5,408 in 2005 to affiliates and related parties)	18,473	15,573	36,824	30,028
Depreciation and amortization	5,620	3,889	10,650	7,701
General and administrative (including $1,538 in 2006 and $2,359 in 2005 to affiliates and related parties)	1,669	1,907	3,041	3,373
Advisory fees	2,161	1,785	4,187	3,538

Total operating expenses	27,923	23,154	54,702	44,640

Operating income	2,899	1,680	6,423	2,791
Other income (expense):
Interest income (including $424 in 2006 and $2,336 in 2005 from affiliates and related parties)	794	1,051	1,668	1,897
Gain on foreign currency transaction	2	228	4	228
Mortgage and loan interest	(13,195)	(9,560)	(25,918)	(17,971)
Litigation settlement	1,804	—	1,804	—
Net income fee	—	325	—	—
Other income	50	234	307	234

Total other income (expense)	(10,545)	(7,722)	(22,135)	(15,612)

Loss before gain on land sales, equity in earnings of investees and minority interest	(7,646)	(6,042)	(15,712)	(12,821)

Gain on land sales	8,690	2,394	9,021	2,404
Equity in earnings (losses) of investees	(173)	(45)	(69)	1,146
Minority interest	361	(181)	189	(26)

Income (loss) from continuing operations	1,232	(3,874)	(6,571)	(9,297)
Add: income tax benefit	1,196	73	955	3,492

Net income (loss) from continuing operations	2,428	(3,801)	(5,616)	(5,805)

Income from discontinued operations (See NOTE 9)	3,418	210	2,729	9,977
Less: income tax expense	(1,196)	(73)	(955)	(3,492)

Net income from discontinued operations	2,222	137	1,774	6,485

Net income (loss)	4,650	(3,664)	(3,842)	680

Preferred dividend requirement	(53)	(53)	(105)	(105)

Net income (loss) applicable to common shares	$4,597	$(3,717)	$(3,947)	$575

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share)
Basic earnings per share:
Income (loss) from continuing operations	$0.30	$(0.49)	$(0.72)	$(0.75)
Discontinued operations	0.28	0.02	0.22	0.82

Net income (loss) applicable to common shares	$0.58	$(0.47)	$(0.50)	$0.07

Diluted earnings per share:
Net income (loss) from continuing operations	$0.29	$(0.49)	$(0.72)	$(0.75)
Income from discontinued operations	0.27	0.02	0.22	0.82

Net income (loss) applicable to common shares	$0.56	$(0.47)	$(0.50)	$0.07

Weighted average common shares used in computing earnings per share:
Basic	7,900,869	7,900,869	7,900,869	7,900,869
Diluted	8,190,519	8,094,267	8,190,519	8,094,267

Series C Cumulative Convertible Preferred stock (convertible after September 30, 2006 into common stock estimated to be approximately 249,650 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006

(dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	30,000	$—	7,900,869	$81	$256,494	$(3,086)	$(1,846)	$(464)	$251,179
Comprehensive income:
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	(194)	(194)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	863	863
Net income (loss)	—	—	—	—	—	—	(3,842)	—	(3,842)
Series C Cumulative Convertible Preferred Stock cash dividends ($7.00 per share per year)	—	—	—	—	(105)	—	—	—	(105)

Balance, June 30, 2006	30,000	$—	7,900,869	$81	$256,389	$(3,086)	$(5,688)	$205	$247,901

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Income (loss) from continuing operations	$(5,616)	$(5,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,848	8,019
Amortization of deferred borrowing costs	1,400	2,149
Provision for asset impairment	—	1,580
Income tax (benefit) expense	(955)	(3,492)
Gain on sale of real estate	(9,021)	(2,404)
Equity in (earnings) losses of investees	69	(1,146)
Gain on foreign currency transaction	(4)	(228)
(Income) loss allocated to minority interest	(189)	26
Decrease (increase) in interest receivable	387	1,917
(Increase) decrease in other assets	3,378	(1,342)
Increase (decrease) in interest payable	(886)	(237)
Increase (decrease) in other liabilities	(4,394)	2,233

Net cash provided (used) by operating activities	(4,983)	1,270

Cash Flows from Investing Activities
Collections on notes receivable	9,061	3,655
Funding of notes receivable	(2,211)	(2,048)
Acquisition of real estate	(46,855)	(23,633)
Real estate improvements and construction	(8,201)	(24,029)
Proceeds from sale of real estate	17,332	25,889
Distributions from equity investees, net	—	313
Deposits on pending purchases and financings	(988)	(4,345)

Net cash used in investing activities	(31,862)	(24,198)

Cash Flows from Financing Activities
Payments on notes payable	(38,128)	(50,418)
Proceeds from notes payable	80,847	58,596
Dividends paid to preferred shareholders	(105)	(53)
Payments to advisor	—	(8,746)
Deferred financing costs	(2,499)	(1,421)

Net cash provided by financing activities	40,115	(2,042)

Discontinued Operations
Cash provided by (used in) operating activities	(365)	(1,365)
Cash provided by investing activities – proceeds from sale of real estate	3,444	14,314

Net cash provided (used) by discontinued operations	3,079	12,949

Net increase (decrease) in cash and cash equivalents	6,349	(12,021)
Cash and cash equivalents, beginning of period	5,462	21,845

Cash and cash equivalents, end of period	$11,811	$9,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,414	$19,706

Schedule of non cash investing and financing activities:
Notes payable assumed on purchase of real estate	10,475	13,006
Increase in minority interest related to acquisition of real estate	14,835	—
Notes payable assumed by buyer on sale of real estate	—	738
Real estate purchased from affiliate decreasing affiliate receivable	11,273	1,631
Note payable assumed by affiliate	4,000	—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of TCI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows have been included. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005. Certain balances for 2005 have been reclassified to conform to the 2006 presentation.

Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Effective March 31, 2003, TCI’s financial results have been consolidated with and included in the American Realty Investors, Inc. (“ARI”) Forms 10-K, 10-Q and related consolidated financial statements. As of June 30, 2006, ARI owned 82.2 percent of the outstanding TCI common shares.

Adoption of New Accounting Standards

SFAS 123-R. Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method. SFAS No. 123-R must be applied not only to newly awarded stock options but also to previously awarded stock options that were not fully vested on the Effective Date. All of TCI’s stock option grants were fully vested as of the Effective Date. Furthermore, TCI had no outstanding stock option grants that were modified or settled after the Effective Date; therefore, TCI will recognize no additional compensation costs for previously awarded stock option grants. In December 2005, the Company’s Board of Directors terminated all stock option plans and has no intent at the present to reinstate any stock option programs.

EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 was effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities , or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.

EITF 06-3. At its June 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

added, and certain excise taxes. The consensus indicates that gross vs. net income statement classification of those taxes within its scope is an accounting policy decision. In addition, for taxes within its scope, the consensus requires the following disclosures: the accounting policy elected for these taxes and the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-3.

FIN 48. On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48.

NOTE 2. REAL ESTATE

In 2006, TCI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price		Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$25,569		$—	$25,569	8.75	%(1)	03/08
Pioneer Crossing	Austin, TX	38.5 Acres	614	(2)	614	1,515	8.75	(1)	06/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Woodmont Fairway Office	Dallas, TX	5.9 Acres	3,833		1,014	3,000	8.25	(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560		1,868	2,964	8.00		03/07

Apartments
Anderson Estates Apts	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	07/22
Leflore Estates / Curtis Moore Apartments	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	02/19

Second Quarter
Land
Forney Land	Forney, TX	34.9 Acres	3,945		(3,926)	—	—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541		—	547	8.00		08/06
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050		(949)	—	—		—
Waco 42	Waco, TX	42.8 Acres	531		(112)	398	8.00		05/09

Office Building
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	12,214	(4)	—	—	—		—

(1)	Variable interest rate.
(2)	Purchased from ARI; purchase price is equal to ARI’s cost.
(3)	Net of minority interest and other liabilities assumed.
(4)	Property received in satisfaction of a note receivable from Income Opportunity Realty Investors, Inc. (“IORI.”)

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

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Office Buildings
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	$11,502	$—	$7,430	(1)	4.90	%(2)	05/06

Land
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500		7.00		07/05	(7)
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.8 Acres	95	101	—		—		—

Second Quarter
Apartments
Foxwood(3)	Memphis, TN	220 Units	6,988	—	5,609	(1)	6.54		01/08
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817		5.65		09/46
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—		5.30		09/46

Land
Alliance Airport	Tarrant County, TX	12.7 Acres	$850	892	—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—		—		—
Southwood(5)	Tallahassee, FL	13.0 Acres	525	555	—		—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—		—		—

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(2)	05/06

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50 percent interest in this land tract.
(6)	Purchased a 37.5 percent interest in this land tract.
(7)	Debt was extended to January 2007.

In 2006, TCI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,297	$—	$331

Second Quarter
Apartments
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Willo-Wick Apartments	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Land
McKinney Ranch Land	McKinney, TX	123.9 Acres	$16,591	$6,004	$10,051	$3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,301

In 2005, TCI sold the following properties:

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792		$10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		294

Land
Granbury Station	Fort Worth, TX	15.7 Acres	1,003	265	738	(1)	10

Second Quarter
Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.8 Acres	7,674	5,587	1,744		2,394

Office Building
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,366	6,506		2,162
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253	961		919
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114	3,284		(199)

(1)	Assumed debt.

At June 30, 2006, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Laguna Vista	Farmers Branch, TX	206 Units	$9,376	$11,729	$17,741
Legends of El Paso	El Paso, TX	240 Units	6,318	11,766	16,040
Mission Oaks	San Antonio, TX	228 Units	14,236	3,234	15,636
Parc at Maumelle	Maumelle, AR	240 Units	12,456	6,242	16,829
Parc at Metro Center	Nashville, TN	144 Units	4,022	8,593	11,141
Parc at Rogers	Rogers, AR	152 Units	801	23,391	20,825

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3. NOTES AND INTEREST RECEIVABLE

Notes and interest receivable at June 30, 2006 consisted of the following:

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Edina Park Plaza Associates, LP(1)	Sep-2017	7.63%	$14,519	Office building, Durham, NC
Dallas Fund XVII LP	Oct-2006	9.00	4,440	Partnership interests and lawsuit proceeds
Edina Park Plaza Associates, LP(1)	Sep-2017	7.63	3,297	Office building, Durham, NC
Pioneer Austin Development	Oct-2008	10.00	2,889	33 acres undeveloped land, Austin, TX
Countryside LP	Jan-2007	7.25	2,300	Class A LP units
Basic Capital Management(1)	Apr-2008	Prime+2.00	1,523	Retail building, Cary, NC
Luna Mira Lago LP	On demand	10.00	1,500	Undeveloped land, Dallas, TX
Garden Centura LP	N/A	7.00	1,336	Excess cash flow from partnership
Basic Capital Management	Apr-2008	Prime+2.00	1,252	Industrial building, Arlington, TX
Miscellaneous related party notes	Various	Various	1,400	Various security interests
Other notes less than $1 million each	Various	Various	2,235	Various security interests
Accrued interest			1,102

Total performing loans			37,793

Non-performing loans:
400 St. Paul	Jul-2006	8.00	4,893	Office building, Dallas, TX

Total			$42,686

(1)	Related party.

In March 2006, TCI sold 10.5 acres of undeveloped land in Dallas, Texas for $3.2 million, financing $1.5 million of the sales price in the form of a demand note bearing interest at the rate of ten percent per annum. In July 2006, the $1.5 million note was satisfied in full in exchange for 24.9 acres of undeveloped land in Crowley, Texas.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $3.2 million to the borrower. TCI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, TCI purchased for $4.1 million a subsidiary of Tacco Universal, a related party, that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes bear interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, TCI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, TCI secured a development loan of $31.3 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime + one percent. The Company intends to develop the land for sale to single-family residential builders.

In December 2004, TCI sold the Centura Tower office building located in Dallas, Texas to Garden Centura LP and retained a one percent non-controlling general partner interest and a four percent limited partner interest. TCI has certain obligations to loan the buyer funds for rent abatements, tenant improvements, leasing commissions and other cash requirements. Through June 30, 2006, TCI has funded $1.3 million of these obligations and has recorded a note receivable from the partnership. This note bears interest at a fixed rate of seven percent per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In December 2003, TCI purchased from ARI a note receivable secured by a second lien on 33 acres of undeveloped land located in Austin, Texas. TCI acquired the loan from ARI for $2.4 million in satisfaction of certain loans made by TCI to ARI. The loan bears interest at the rate of ten percent per annum. Monthly interest only payments are required beginning in November 2007. The loan matures in October 2008.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In July 2003, TCI advanced $2.3 million to the Class A Limited Partners of TCI Countryside LP of which TCI is the general partner. The loan bears interest at the rate of 7.25 percent per annum and matures in January 2007. TCI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25 percent and matures in July 2012. As of September 2005, TCI had advanced $315,000. In October 2005, TCI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total advanced $740,000. After January 2007, TCI may retire the Class A Limited Partners interest in exchange for cancellation of the note.

In March 2002, TCI sold the 174,513 Sq. Ft. Hartford Office Building located at 400 St. Paul in Dallas, Texas, for $4.0 million and provided $4.0 million in seller financing plus an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, requires monthly interest only payments, and matures in March 2007. As of September 2005, TCI funded $896,000 of the additional line of credit. TCI determined during the third quarter 2005 to classify this note as non-performing. Effective January 1, 2006, TCI no longer accrues interest income on this note. TCI has made no additional advances on this loan nor have any additional payments been received. This loan is not considered impaired due to the fair value of the collateral being sufficient to cover the current loan balance and accrued interest at June 30, 2006.

In August 2001, TCI agreed to loan Dallas Fund XVII LP up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable initially had a variable interest rate, required monthly interest payments and originally matured in January 2003. TCI funded a total of $4.3 million on this note. In January 2003, TCI agreed to extend the maturity date to May 2003. The collateral used to secure TCI’s second lien was subsequently seized by the first lien holder. In March 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. TCI later agreed to a modification agreement with the borrower effective November 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note; the interest rate was fixed at nine percent per annum with all principal and interest due November 2005. TCI also received certain pledge and security agreements in various partnership interests belonging to the borrower and received various assignments of proceeds from asset sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by the borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. Through June 30, 2006, TCI has advanced an additional $2.73 million to the borrower

Related Party Transactions. In August 2005, TCI sold 8.8 acres to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right to convey the land to TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded.

In June 2005, TCI purchased a subsidiary of a related party, decreasing the affiliate receivable by $4.1 million.

In October 2004, TCI sold the Durham Centre in Durham, North Carolina to Edina Park Plaza Associates, LP, a limited partnership in which the managing general partner is a subsidiary of ARI, for $21.3 million cash plus an all-inclusive wrap-around note of $14.5 million. The note bears interest at a fixed rate of 7.63 percent, requires monthly interest payments, and matures in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63 percent, requires monthly interest payments, and matures in September 2017.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to Basic Capital Management (“BCM”) for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus two percent and matures in April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus two percent and matures in April 2008.

In October 2003, TCI sold the One Hickory office building in Farmers Branch, Texas to IORI, a related party. TCI owns approximately 25 percent of the outstanding common shares of IORI. TCI sold One Hickory to IORI for $12.2 million and financed $12.0 million of the purchase price with a note receivable bearing interest at 5.49 percent per annum and maturing in June 2006. The $12.2 million sales price approximated TCI’s initial cost of acquiring the property in 2002 from American Realty Investors, Inc. (“ARI”), a related party. ARI owns approximately 82 percent of the outstanding common shares of TCI. IORI immediately sold One Hickory together with 202 acres of undeveloped land to a partnership, the general partner of which was then an affiliate of ARI for a total sales price of $37.2 million. In May 2006, the partnership sold One Hickory and the undeveloped land back to IORI for $37.2 million. IORI in turn sold One Hickory back to TCI, in satisfaction of the $12.0 million note payable by IORI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at June 30, 2006 included equity securities of two publicly traded real estate entities, IORI and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2 percent of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at June 30, 2006, was as follows:

Investee	Percentage of TCI’s Ownership at June 30, 2006	Carrying Value of Investment at June 30, 2006	Market Value(a) of Investment at June 30, 2006
IORI	24.9%	$6,345	$7,260
ARI	6.4%	11,797	6,409
Garden Centura, L.P.	5.0%	6,098

		24,240
Other		351

		$24,591

(a)	Based on stock closing price on June 30, 2006 and is not necessarily indicative of the fair market value of the investee’s net assets.

Set forth below is summarized results of operations of equity investees for the first six months of 2006 and 2005.

	2006	2005
Revenues	$66,802	$83,768
Equity in earnings of investees	81	(28)
Property operating expenses	(52,499)	(49,903)
Depreciation	(5,341)	(4,209)
Interest expense	(16,474)	(14,223)

Income (loss) before gains on sale of real estate and discontinued operations	(7,431)	15,405
Gain on sale of real estate	4,314	72
Income (loss) from discontinued operations	—	—

Net income (loss)	$(3,117)	$15,477

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2 percent ownership interest. This investment is considered an available-for-sale security. Due to increases in market price, TCI recognized an unrealized gain of $490,000 and $863,000 for the three and six month periods ending June 30, 2006, respectively.

NOTE 6. RELATED PARTIES

Cash advances either to or from TCI, through its advisor, Prime Income Asset Management LLC (“Prime”) are unsecured, generally do not have specific repayment terms and have been reflected in TCI’s financial statements as other assets or other liabilities. Effective July 1, 2005, TCI and Prime agreed to charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus one percent on the average daily cash balances advanced.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table reconciles the beginning and ending amounts due from (to) Prime from TCI as of June 30, 2006.

	PRIME	IORI
Balance, December 31, 2005	$(11,668)	$—
Cash transfers	31,956	—
Cash repayments	(32,894)	—
Repayments through property transfers	(4,614)	—
Fees payable to affiliate	(4,922)	—
Insurance proceeds received by advisor	11,270	—
Payables clearing through Prime	(664)	—
Advances to operating account, net	7,905

Balance, June 30, 2006	$(3,631)	$—

In August 2005, TCI conveyed ownership in 8.8 acres of undeveloped land in Farmers Branch, Texas to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right (but not the obligation) to transfer ownership back to TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded.

At June 30, 2006, TCI’s other assets includes $1.2 million due from Garden Centura LP for advances made to fund certain tenant concessions. In addition, at June 30, 2006, TCI owed $867,000 to Regis Property Management for management fees and sales commissions.

Returns on Metra Properties. In April 2002, TCI sold 12 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. A former director of ARI controlled approximately 11.7 percent of the outstanding common stock of Innovo. TCI accounted for the sales as financing transactions, and TCI reported the assets and the new debt incurred by Metra on its financial statements. The partnership agreements for each of these partnerships stated that the Metra Partners, as defined, were to receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15 percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50 percent of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners had priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, cessation of preferential returns, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company recognized expenses of $462,000 and a reduction in liabilities of $2.1 million during the second quarter of 2005.

NOTE 7. LOANS AND INTEREST PAYABLE

In July 2005, TCI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus one percent, requires interest only payments, and matures in February 2009. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months.

In May 2005, TCI received a loan from Shinhan Bank in the amount of $4.0 million. The note bears interest at the prime rate plus two percent, requires monthly interest only payments, and matures in May 2008. The loan is collateralized by TCI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

In February 2005, TCI received a loan from HSW Partners in the amount of $5.0 million. The note bears interest at eight percent per annum, requires semi-annual interest payments, and matured in July 2006. The loan is collateralized by certain partnership interests that hold three apartments owned by TCI. Anytime before maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2006, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
First Quarter
Hunters Glen	Midland, TX	212 Units	$2,475	$1,804	$421	7.23	%(1)	02/09

Land
West End	Dallas, TX	5.3 Acres	9,000	2,000	6,079	8.00	(1)	03/07

Second Quarter
Land
Payne Land	Las Colinas, TX	109.9 Acres	5,683	—	5,591	9.00		12/07

Office Buildings
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	9,300	6,858	2,308	6.93		06/10
Forum Office Building	Richmond, VA	79,791 Sq. Ft.	6,000	4,721	1,152	7.75		07/13

(1)	Variable rate.

In 2005, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	$7,197	$6,304	$649	7.25	%(1)	03/10
Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotel
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

(1)	Variable rate.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Excluded from segment assets are assets of $125.0 million at June 30, 2006, and $132.1 million at June 30, 2005, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Presented below is the operating income of each operating segment for the three and six months ended June 30, 2006 and 2005, and each segment’s assets at June 30.

For the Three Months Ended June 30, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$144	$8,993	$19,980	$1,705	$30,822
Property operating expenses	611	5,407	11,606	849	18,473
Depreciation	2	2,332	3,083	203	5,620
Interest	2,750	2,956	7,245	244	13,195
Gain on land sales	8,690	—	—	—	8,690

Segment income (loss)	$5,471	$(1,702)	$(1,954)	$409	$2,224

Real estate improvements and construction	1,644	4,044	2,410	37	8,135
Assets	237,366	195,355	540,304	28,021	1,001,046

Property Sales:
Sales price	$26,880	$—	$9,250	$—	$36,130
Cost of sales	18,190	—	5,958	—	24,148

Gain on sale	$8,690	$—	$3,292	$—	$11,982

For the Three Months Ended June 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$148	$5,442	$16,479	$2,765	$24,834
Property operating expenses	607	3,730	9,966	1,270	15,573
Depreciation	(14)	1,735	1,988	180	3,889
Interest	1,081	1,567	6,527	385	9,560
Gain on land sales	2,394	—	—	—	2,394

Segment income (loss)	$868	$(1,590)	$(2,002)	$930	$(1,794)

Real estate improvements and construction	275	711	8,011	8	9,005
Assets	151,065	125,956	494,751	33,163	804,935

Property Sales:
Sales price	$7,674	$21,401	$—	$—	$29,075
Cost of sales	5,280	18,519	—	—	23,799

Gain on sale	$2,394	$2,882	$—	$—	$5,276

For the Six Months Ended June 30, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$301	$18,310	$38,973	$3,541	$61,125
Property operating expenses	722	10,378	23,219	2,505	36,824
Depreciation	14	4,620	5,442	574	10,650
Interest	4,954	5,748	14,447	769	25,918
Gain on land sales	9,021	—	—	—	9,021

Segment income (loss)	$3,632	$(2,436)	$(4,135)	$(307)	$(3,246)

Real estate improvements and construction	1,750	5,586	4,159	37	11,532
Assets	237,366	195,355	540,304	28,021	1,001,046

Property Sales:
Sales price	$30,105	$—	$9,250	$—	$39,355
Cost of sales	21,084	—	5,958	—	27,042

Gain on sale	$9,021	$—	$3,292	$—	$12,313

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the Six Months Ended June 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$282	$11,285	$31,625	$4,239	$47,431
Property operating expenses	1,369	7,161	18,985	2,513	30,028
Depreciation	(3)	3,539	3,805	360	7,701
Interest	2,369	2,868	12,007	727	17,971
Gain on land sales	2,404	—	—	—	2,404

Segment income (loss)	$(1,049)	$(2,283)	$(3,172)	$639	$(5,865)

Real estate improvements and construction	423	1,756	21,832	18	24,029
Assets	151,065	125,956	494,751	33,163	804,935

Property Sales:
Sales price	$8,677	$36,677	$—	$—	$45,354
Cost of sales	6,273	23,441	—	—	29,714

Gain on sale	$2,404	$13,236	$—	$—	$15,640

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2006	2005
Segment operating income (loss)	$(3,246)	$(5,865)
Other non-segment items of income (expense):
General and administrative	(3,041)	(3,373)
Advisory fees	(4,187)	(3,538)
Interest income	1,668	1,897
Gain (loss) on foreign currency transaction	4	228
Net income fee	—	—
Other income (expense)	307	234
Litigation settlement	1,804	—
Equity in earnings of investees	(69)	1,146
Minority interest	189	(26)
Income tax benefit	955	3,492

Net loss from continuing operations	$(5,616)	$(5,805)

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

For the six months ended June 30, 2006 and 2005, income from discontinued operations relates to properties TCI sold or intends to sell in 2006 as well as properties TCI sold during 2004 and 2005 or intends to sell in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rental	$1,760	$3,907	$3,798	$7,834
Property operations	728	2,846	2,149	5,641

	1,032	1,061	1,649	2,193
Expenses:
Interest	867	1,934	2,014	3,558
Depreciation	39	222	198	318

	906	2,156	2,212	3,876

Gain on sale of operations	3,292	2,882	3,292	13,237
Write-down of assets held-for-sale	—	(1,580)	—	(1,580)
Equity in investees gain on sale of real estate	—	3	—	3
Income tax expense	(1,196)	(73)	(955)	(3,492)

Net income from discontinued operations	$2,222	$137	$1,774	$6,485

NOTE 10. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in six partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general partner and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to purchase the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining at June 30, 2006 is approximately $2.3 million. TCI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006, for certain partnership obligations.

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

Guarantees. In September 2005, TCI guaranteed a loan of $1.6 million for a subsidiary of Unified Housing Foundation (“UHF”), a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

In February 2004, various subsidiaries of TCI guaranteed a $10 million line of credit for ARI. The subsidiaries of TCI also pledged and assigned assets, in the form of securities and partnership interests in construction properties, as additional collateral for this line of credit.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11. SUBSEQUENT EVENTS

In August 2006, a TCI subsidiary and IORI, as co-borrowers, obtained a loan commitment of up to $42.6 million from Metropolitan National Bank. The loan matures in August 2008 and bears interest at the rate of 8.6 percent per annum. The loan requires quarterly interest payments beginning in October 2006. The loan is secured by a) approximately 99 acres of land located in Dallas, Texas and owned by the TCI subsidiary (which the TCI subsidiary purchased from ARI in August 2006) and b) 202 acres of land located in Dallas, Texas which is owned by IORI. The loan is also guaranteed by TCI. Proceeds of the new loan will be used to retire the existing debt on the collateral and to fund additional investments for TCI and IORI.

Other events occurring after the date of these financial statements are included within each note, as appropriate.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”).

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

Today, TCI is an externally advised real estate investment company that owns a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. TCI has a preeminent track record as a developer, completing the construction of 19 apartment properties comprising 4,300 units over the last three years. In addition, TCI owns a high-quality portfolio of land held for future development and continues to invest in well-located land tracts in high-growth markets primarily in Texas. As of June 30, 2006, the Company owned approximately 10,400 units in 52 residential apartment communities, 22 commercial properties comprising almost four million rentable square feet and 4 hotels containing a total of 313 rooms. In addition, at June 30, 2006, TCI owned 4,200 acres of land held for development and had over 1,200 apartment units in six projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in Poland and the U.S. Virgin Islands. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages various third-party companies to lease and manage its apartment properties.

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

Liquidity and Capital Resources

TCI reported a loss from continuing operations of $5.6 million for the six months ended June 30, 2006, which included the following non-cash items: depreciation and amortization of $10.7 million, income tax benefit of $1.0 million, equity in losses of investees of $69,000 and a gain on sale of real estate of $9.0 million.

For the six months ended June 30, 2006, net cash used by operating activities was $5.0 million, due primarily to the loss from continuing operations and a decrease in other liabilities of $4.4 million.

Also for the six months ended June 30, 2006, net cash used in investing activities was $31.9 million, primarily due to real estate construction and improvements of $8.2 million, payments for real estate acquisitions of $46.9 million, deposits on pending purchases of $1.0 million and additional fundings on notes receivable of $2.2 million. These outflows for investing activities were offset by the collection of $9.1 million on notes receivable and proceeds from sale of real estate of $17.3 million.

Net cash provided by financing activities of $40.1 million was due to proceeds received from the funding or refinancing of notes payable of $80.8 million; offset by cash payments of $38.1 million to paydown existing notes payable, and $2.5 million for financing costs.

Net cash from discontinued operations was $3.1 million due to proceeds from sales of $3.4 million, offset by negative operating cash flows of $365,000.

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

Related Party Transactions

In August 2005, TCI sold 8.8 acres to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right to convey the land to TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded.

In June 2005, TCI purchased a subsidiary of a related party, decreasing the affiliate receivable by $4.1 million.

In October 2004, TCI sold the Durham Centre in Durham, North Carolina to Edina Park Plaza Associates, LP, a limited partnership in which the managing general partner is a subsidiary of ARI, for $21.3 million cash plus an all-inclusive wrap-around note of $14.5 million. The note bears interest at a fixed rate of 7.63 percent, requires monthly interest payments, and matures in September 2007. TCI also made a loan to the partnership for $3.3 million. The note bears interest at a fixed rate of 7.63 percent, requires monthly interest payments, and matures in September 2017.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to Basic Capital Management (“BCM”) for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus two percent and matures in April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus two percent and matures in April 2008.

In October 2003, TCI sold the One Hickory office building in Farmers Branch, Texas to IORI, a related party. TCI owns approximately 25 percent of the outstanding common shares of IORI. TCI sold One Hickory to IORI for $12.2 million and financed $12.0 million of the purchase price with a note receivable bearing interest at 5.49 percent per annum and maturing in June 2006. The $12.2 million sales price approximated TCI’s initial cost of acquiring the property in 2002 from American Realty Investors, Inc. (“ARI”), a related party. ARI owns approximately 82 percent of the outstanding common shares of TCI. IORI immediately sold One Hickory together with 202 acres of undeveloped land to a partnership, the general partner of which was then an affiliate of ARI for a total sales price of $37.2 million. In May 2006, the partnership sold One Hickory and the undeveloped land back to IORI for $37.2 million. IORI in turn sold One Hickory back to TCI, in satisfaction of the $12.0 million note payable by IORI.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily with regards to payment of mortgages.

In September 2005, TCI guaranteed a loan of $1.6 million for a subsidiary of UHF, a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

Results of Operations

TCI had a net income of $4.6 million and a net loss of $3.9 million for the three and six months ended June 30, 2006, including gains on the sale of land totaling $8.7 million and $9.0 million and income from discontinued operations of $2.2 million and $1.8 million, respectively, compared to a net loss of $3.7 million and net income of $575,000 in the corresponding periods of 2005, which included gains on sale of land for both periods totaling $2.4 million and income from discontinued operations of $137,000 and $6.5 million, respectively. Fluctuations in this and other components of revenues and expense between the 2006 and 2005 periods are discussed below.

Rents for the three months ended June 30, 2006 increased to $30.1 million as compared to $24.8 million in 2005. This increase is mainly due to additional rental income from the completion of new apartment construction projects and from increased occupancy from TCI’s commercial properties. These gains were offset by a decrease in hotel revenues due to lower occupancies.

Rents for the six months ended June 30, 2006 increased to $61.1 million as compared to $47.4 million in 2005. This increase is mainly due to additional rental income from the completion of new apartment construction projects, the purchase of additional apartment properties, and from increased occupancy from TCI’s commercial properties. These gains were offset by a decrease in hotel revenues due to lower occupancies.

Property operations expense increased to $18.5 million for the three months ended June 30, 2006, compared to $15.6 million in 2005. This increase is mainly due to the completion of new apartment construction projects and the purchase of additional apartment properties, offset by lower hotel expenses due to lower occupancies. Property operations expenses for the remaining quarters of 2006 may increase as TCI completes the construction of new apartment projects.

Property operations expense increased to $36.8 million for the six months ended June 30, 2006, compared to $30.0 million in 2005. This increase is mainly due to the completion of new apartment construction projects, offset by lower hotel expenses due to lower occupancies. Property operations expenses for the remaining quarters of 2006 may increase as TCI completes the construction of new apartment projects.

Interest income decreased to $794,000 for the three months ended June 30, 2006, compared to $1.1 million in 2005. The decrease is primarily due to the paydown or payoff of notes receivable in the first and second quarters of 2006.

Interest income decreased to $1.7 million for the six months ended June 30, 2006, compared to $1.9 million in 2005. The decrease is primarily due to the payoff or paydown of notes receivable in the first and second quarters of 2006.

Gain on foreign currency transaction was $228,000 for the three and six months ending June 30, 2005. Hotel Akademia’s long-term debt is denominated in Euros and the transaction of Euros into Polish Zlotys prior to being translated into US Dollars is recorded as a gain or loss on TCI’s income statement.

Equity in loss of investees was $69,000 for the six months ended June 30, 2006, compared to equity in income of investees of $1.1 million in 2005.

Interest expense increased to $13.2 million for the three months ended June 30, 2006, from $9.6 million in 2005. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2005 and 2006.

Interest expense increased to $25.9 million for the six months ended June 30, 2006, from $18.0 million in 2005. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, plus additional interest from land loans due to new land purchases in 2005 and 2006.

Advisory fees increased to $2.2 million for the three months ended June 30, 2006 compared to $1.8 million in 2005. Advisory fees are based on total assets of the company.

Advisory fees increased to $4.2 million for the six months ended June 30, 2006 compared to $3.5 million in 2005. Advisory fees are based on total assets of the company.

General and administrative expenses decreased to $1.7 million for the three months ended June 30, 2006, from $1.9 million in 2005. The decrease was mainly due to lower professional and consulting fees.

General and administrative expenses decreased to $3.0 million for the six months ended June 30, 2006, from $3.4 million in 2005. The decrease was mainly due to lower state and franchise income tax expense, lower professional and consulting fees and lower rent expense. These lower costs were offset by higher spending on legal fees.

For the six months ending June 30, 2006, gains on sale of real estate totaling $12.3 million were recognized, including $8.7 million on the sale of McKinney Ranch Land, $2.8 million on the sale of the Willo-Wick Apartments, $432,000 on the sale of Plantation Apartments, and $331,000 on the sale of Hollywood Casino land.

Net income (loss) for the six months ended June 30, 2006 and 2005 from discontinued operations relates to properties TCI sold or intends to sell in 2006 as well as properties TCI sold during 2004 and 2005 or intends to sell in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rental	$1,760	$3,907	$3,798	$7,834
Property operations	728	2,846	2,149	5,641

	1,032	1,061	1,649	2,193
Expenses:
Interest	867	1,934	2,014	3,558
Depreciation	39	222	198	318

	906	2,156	2,212	3,876

Gain on sale of operations	3,292	2,882	3,292	13,237
Write-down of assets held-for-sale	—	(1,580)	—	(1,580)
Equity in investees gain on sale of real estate	—	3	—	3
Income tax expense	(1,196)	(73)	(955)	(3,492)

Net income from discontinued operations	$2,222	$137	$1,774	$6,485

Tax Matters Update

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2006 and a loss in the first six months of 2005; therefore, it recorded no provision for income taxes.

At June 30, 2006, TCI had a net deferred tax asset of $38.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100 percent valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2006, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$194,734	8.32%	$1,947

Total decrease in TCI’s annual net income			$1,947

Per share			$0.25

ITEM	4. CONTROLS AND PROCEDURES

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

There have been no changes in TCI’s internal controls over financial reporting during the quarter ending June 30, 2006, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) did not repurchase any of its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of March 31, 2006				219,090
April 1-30, 2006	—	$—	—	219,090
May 1-31, 2006	—	—	—	219,090
June 1-30, 2006	—	—	—	219,090

Total	—	$—	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

4.1		Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1	*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2006

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith