Form 10-Q
period 2006-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2006-11-14
CIK 733590

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,900,869
(Class)	(Outstanding at October 13, 2006)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate held for investment	$1,024,669	$911,981
Less—accumulated depreciation	(91,415)	(78,096)

	933,254	833,885

Real estate held-for-sale	37,866	40,446
Real estate subject to sales contract	66,427	68,738

Notes and interest receivable
Performing (including $23,848 in 2006 and $34,370 in 2005 from affiliates and related parties)	36,849	59,922
Non-performing, non-accruing	4,896	4,896

	41,745	64,818

Investment in real estate entities	24,335	24,659
Marketable equity securities, at market value	8,780	7,446
Cash and cash equivalents	6,858	5,462
Other assets (including $26,086 in 2006 and $1,103 in 2005 from affiliates and related parties)	29,418	43,625

	$1,148,683	$1,089,079

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable (including $6,769 in 2006 and $6,787 in 2005 to affiliates and related parties)	$723,784	$654,882
Interest payable (including $730 in 2006 and $218 in 2005 to affiliates and related parties)	3,981	3,510
Liabilities related to assets held-for-sale	43,344	53,084
Liabilities related to assets subject to sales contract	58,177	58,685
Other liabilities (including $618 in 2006 and $12,272 in 2005 to affiliates and related parties)	59,163	66,500

	888,449	836,661

Commitments and contingencies

Minority interest	15,745	1,239

Stockholders’ equity:
Preferred Stock, $0.01 par value; authorized, 10 million shares Series C Cumulative Convertible; 30,000 shares outstanding at September 30, 2006 and December 31, 2005; (liquidation preference $3,000)	—	—
Common Stock, $0.01 par value; authorized, 35 million shares; 8,113,669 shares issued and 7,900,869 shares outstanding at September 30, 2006 and December 31, 2005	81	81
Additional paid-in capital	256,337	256,494
Treasury stock, 212,800 shares, at cost	(3,086)	(3,086)
Accumulated deficit	(10,001)	(1,846)
Accumulated other comprehensive income (loss)	1,158	(464)

	244,489	251,179

	$1,148,683	$1,089,079

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share)
Property revenue:
Rents and other property revenues	$33,634	$27,168	$93,705	$73,569

Expenses:
Property operations (including $4,672 in 2006 and $5,408 in 2005 to affiliates and related parties)	20,644	16,871	56,809	46,100
Depreciation and amortization	5,821	3,066	16,434	10,714
General and administrative (including $2,222 in 2006 and $2,359 in 2005 to affiliates and related parties)	2,102	1,717	5,143	5,089
Advisory fees	2,149	1,768	6,336	5,305

Total operating expenses	30,716	23,422	84,722	67,208

Operating income	2,918	3,746	8,983	6,361

Other income (expense):
Interest income (including $1,426 in 2006 and $2,336 in 2005 from affiliates and related parties)	724	791	2,393	2,688
Gain on foreign currency transaction	—	37	4	265
Mortgage and loan interest (including $730 in 2006 to affiliate)	(13,139)	(10,173)	(38,628)	(27,813)
Litigation settlement	—	—	1,804	—
Provision for asset impairment	—	(1,840)	—	(1,840)
Other income	265	485	571	719

Total other income (expense)	(12,150)	(10,700)	(33,856)	(25,981)

Loss before gain on land sales, equity in earnings of investees and minority interest	(9,232)	(6,954)	(24,873)	(19,620)

Gain on land sales	2,974	2,332	11,995	4,735
Equity in earnings (losses) of investees	(257)	(170)	(326)	976
Minority interest	355	32	544	7

Income (loss) from continuing operations	(6,160)	(4,760)	(12,660)	(13,902)
Add: income tax benefit	646	396	1,577	3,835

Net income (loss) from continuing operations	(5,514)	(4,364)	(11,083)	(10,067)

Income from discontinued operations (See NOTE 9)	1,846	1,132	4,505	10,957
Less: income tax expense	(646)	(396)	(1,577)	(3,835)

Net income from discontinued operations	1,200	736	2,928	7,122

Net income (loss)	(4,314)	(3,628)	(8,155)	(2,945)

Preferred dividend requirement	(53)	(53)	(158)	(158)

Net income (loss) applicable to common shares	$(4,367)	$(3,681)	$(8,313)	$(3,103)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share)
Basic earnings per share:
Income (loss) from continuing operations	$(0.70)	$(0.56)	$(1.42)	$(1.29)
Discontinued operations	0.15	0.09	.37	0.90

Net income (loss) applicable to common shares	$(0.55)	$(0.47)	$(1.05)	$(0.39)

Diluted earnings per share:
Net income (loss) from continuing operations	$(0.70)	$(0.56)	$(1.42)	$(1.29)
Income from discontinued operations	0.15	0.09	.37	0.90

Net income (loss) applicable to common shares	$(0.55)	$(0.47)	$(1.05)	$(0.39)

Weighted average common shares used in computing earnings per share:
Basic	7,900,869	7,900,869	7,900,869	7,900,869
Diluted	7,900,869	7,900,869	7,900,869	7,900,869

Series C Cumulative Convertible Preferred stock (convertible after September 30, 2006 into common stock estimated to be approximately 249,650 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006 and 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006

(Dollars in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	30,000	$—	7,900,869	$81	$256,494	$(3,086)	$(1,846)	$(464)	$251,179
Comprehensive income:
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	289	289
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,333	1,333
Net income (loss)	—	—	—	—	—	—	(8,155)	—	(8,155)
Series C Cumulative Convertible Preferred Stock cash dividends ($7.00 per share per year)	—	—	—	—	(157)	—	—	—	(157)

Balance, September 30, 2006	30,000	$—	7,900,869	$81	$256,337	$(3,086)	$(10,001)	$1,158	$244,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Income (loss) from continuing operations	$(11,083)	$(10,067)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	16,434	10,714
Amortization of deferred borrowing costs	2,133	2,969
Provision for asset impairment	—	3,420
Income tax (benefit) expense	(1,577)	(3,492)
Gain on land sales	(11,994)	(19,780)
Equity in (earnings) losses of investees	326	(1,146)
Gain on foreign currency transaction	(4)	(228)
(Income) loss allocated to minority interest	(544)	(7)
Decrease (increase) in interest receivable	162	1,337
(Increase) decrease in other assets	14,207	(90)
Increase (decrease) in interest payable	472	(292)
Increase (decrease) in other liabilities	(7,337)	6,041

Net cash provided (used) by operating activities	1,195	(10,621)

Cash Flows from Investing Activities
Collections on notes receivable	12,970	3,984
Funding of notes receivable	(1,892)	(3,117)
Acquisition of real estate	(86,606)	(91,639)
Real estate improvements and construction	(19,400)	(32,479)
Proceeds from sale of real estate	41,391	42,553
Distributions from equity investees, net	—	318
Deposits on pending purchases and financings	(7,818)	(5,154)

Net cash used in investing activities	(61,355)	(85,534)

Cash Flows from Financing Activities
Payments on notes payable	(53,983)	(51,666)
Proceeds from notes payable	115,606	123,085
Dividends paid to preferred shareholders	(158)	(105)
Payments to advisor	—	(1,176)
Deferred financing costs	(3,661)	(1,623)

Net cash provided by financing activities	57,804	68,515

Discontinued Operations
Cash provided by (used in) operating activities	(865)	(2,237)
Cash provided by investing activities – proceeds from sale of real estate	4,617	14,314

Net cash provided (used) by discontinued operations	3,752	12,077

Net increase (decrease) in cash and cash equivalents	1,396	(15,563)
Cash and cash equivalents, beginning of period	5,462	21,845

Cash and cash equivalents, end of period	$6,858	$6,282

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$40,726	$30,448

Schedule of non cash investing and financing activities:
Notes payable assumed on purchase of real estate	10,475	13,006
Increase in minority interest related to acquisition of real estate	14,835	—
Notes payable assumed by buyer on sale of real estate	—	738
Real estate purchased from affiliate decreasing affiliate receivable	11,273	1,631
Note payable assumed by affiliate	4,000	—
Note payable assumed to decrease affiliate payable	5,150	—
Land exchange with non-affiliated party	1,500	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”) is a Nevada corporation and successor to a California business trust, which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI also invests in mortgage loans on real estate.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of TCI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005. Certain balances for 2005 have been reclassified to conform to the 2006 presentation.

Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Beginning March 31, 2003, TCI’s financial results were consolidated with and included in the American Realty Investors, Inc. (“ARI”) Forms 10-K, 10-Q and related consolidated financial statements. As of September 30, 2006, ARI owned 82.2 percent of the outstanding TCI common shares.

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

EITF 06-3. At its June 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and certain excise taxes. The consensus indicates that gross vs. net income statement classification of those taxes within its scope is an accounting policy decision. In addition, for taxes within its scope, the consensus requires the following disclosures: the accounting policy elected for these taxes and the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-3.

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

NOTE 2. REAL ESTATE

In 2006, TCI purchased the following properties:

Property	Location	Units / Sq. Ft./ Acres	Purchase Price		Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$25,569		$—	$25,569	8.75	%(1)	03/08
Pioneer Crossing	Austin, TX	38.5 Acres	614	(2)	614	1,515	8.75	(1)	06/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Woodmont Fairway Office	Dallas, TX	5.9 Acres	3,833		1,014	3,000	8.25	(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560		1,868	2,964	8.00		03/07

			40,399		5,865	36,834

Apartments
Anderson Estates Apts	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	07/22
Leflore Estates /Curtis
Moore Apartments	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	02/19

			7,496		1,126	6,370

	First Quarter Totals		47,895		6,991	43,204

Second Quarter
Land
Forney Land	Forney, TX	34.9 Acres	3,945		3,926	—	—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541		—	547	8.00		08/06
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050		949	—	—		—
Waco 42	Waco, TX	42.8 Acres	531		112	398	8.00		05/09

			6,067		4,987	945

Office Building
One Hickory	Farmers Branch, TX	103,000 Sq. Ft.	12,214	(4)	—	—	—		—

	Second Quarter Totals		18,281		4,987	945

Third Quarter
Crowley Land	Ft Worth, TX	24.9 Acres	1,500		6	—	—		—
Creekside Land	Ft Worth, TX	30.0 Acres	2,105		2,097	—	—		—
Waco Swanson	Waco, TX	319 & 31Acres	2,677		897	1,735	8.62	(1)	9/06
Mason Park	Katy, TX	13.0 Acres	2,225		—	—	—		—
LaDue/Walker	Farmers Branch, TX	99.0 Acres	21,500		—	9,949	—	(5)	—
Dedeaux Road	Gulfport, MS	10.0 Acres	1,500		—	1,520	13.00		9/07

			31,507		3,000	13,204

Office Building
305 Baronne & 217 Rampart	New Orleans, LA	49,000 Sq. Ft.	3,985		3,483	—	—		—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Clark Garage	New Orleans, LA	8,000 Sq. Ft.	9,925	(6)	564	9,025	9.25	(1)	6/07

			13,910		4,047	9,025

	Third Quarter Totals		45,417		7,047	22,229

(1)	Variable interest rate.
(2)	Purchased from ARI; purchase price is equal to ARI’s cost.
(3)	Net of minority interest and other liabilities assumed.
(4)	Property received in satisfaction of a note receivable from Income Opportunity Realty Investors, Inc. (“IORI.”)
(5)	Purchased from ARI; purchase price is equal to market value.
(6)	The property consists of parking and retail space.

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

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)		Debt Incurred		Interest Rate		Maturity Date
First Quarter
Land
Mandahl Bay	US Virgin Islands	50.8 Acres	$7,000	$4,101		$3,500		7.00	%(2)	07/05	(8)
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104		—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.8 Acres	95	101		—		—		—

			7,191	4,306		3,500

Office Buildings
Two Hickory(3)	Farmers Branch, TX	96,000 Sq. Ft.	11,502	—		7,430	(1)	4.90		05/06

	First Quarter Totals		18,693	4,306		10,930

Second Quarter
Land
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892		—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101		—		—		—
Southwood(5)	Tallahassee, FL	13.0 Acres	525	555		—		—		—
West End(6)	Dallas, TX	.2 Acres	49	52		—		—		—

			3,424	3,600		$0

Apartments
Foxwood(3)	Memphis, TN	220 Units	6,988	—		5,609	(1)	6.54		01/08
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)		817		5.65		09/46
Mission Oaks(4)	San Antonio, TX	228 Units	573	573		—		5.30		09/46

			8,378	195		6,426

Office Buildings
Park West	Farmers Branch, TX	243,000 Sq. Ft.	10,000	4,715		6,500		7.50	(2)	05/06

	Second Quarter Totals		21,802	8,510		12,926

Third Quarter
Land
Luna	Farmers Branch, TX	2.6 Acres	250	257		—		—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577		943		7.50	(2)	03/07
Senlac	Farmers Branch, TX	11.9 Acres	625	643	(7)	—		—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702		3,828		6.08		01/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668		—		—		—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			7,295	2,847	4,771

Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464	1,774		5.50		01/47

Office Buildings
600 Las Colinas	Las Colinas, TX	510,000 Sq. Ft.	56,000	17,663	40,487	(9)	6.16	(9)	01/13	(9)

	Third Quarter Totals		65,542	20,974	47,032

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50 percent interest in this land tract.
(6)	Purchased a 37.5 percent interest in this land tract.
(7)	Debt was extended to January 2007.
(8)	Debt was extended to January 2007.
(9)	Represents two loans on the building. A first lien of $35.3 million at 6.16% that matures in January 2013. A second lien of $5.1 million at 6.16% that matures in January 2013.

In 2006, TCI sold the following properties:

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,297	$—	$331

	First Quarter Totals		3,225	1,297	0

Second Quarter
Apartments
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Willo-Wick Gardens	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

			9,250	3,444	5,018

Land
McKinney Ranch Land	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,301

			26,880	16,035	10,051

	Second Quarter Totals		36,130	19,479	15,069

Third Quarter
Land
Addison Park	Addison, TX	4.9 Acres	3,648	1,518	1,806	1,129
Fruitland Land	Fruitland, FL	4.0 Acres	1,550	1,462	—	1,279
Hollywood Casino	Farmers Branch, TX	3.4 acres	2,006	1,087	900	425

			7,204	4,067	2,706

Apartments
Timbers Apartments	Tyler, TX	180 Units	3,500	—	2,224	1,124
Apple Lane Apartments	Lawrence, KS	75 Units	2,600	1,173	1,290	1,273

			6,100	1,173	3,514

	Third Quarter Totals		13,304	5,240	6,220

In 2005, TCI sold the following properties:

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Land
Granbury Station	Fort Worth, TX	15.7 Acres	$1,003	$265	$738	(1)	$10

Office Building
Institute Place	Chicago, IL	145,000 Sq. Ft.	14,460	4,843	7,792		10,061

Industrial Warehouse
5700 Tulane	Atlanta, GA	68,000 Sq. Ft.	816	738	—		294

	First Quarter Totals		16,279	5,846	8,530

Second Quarter
Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.8 Acres	7,674	5,587	1,744		2,394

Office Building
9033 Wilshire	Los Angeles, CA	44,000 Sq. Ft.	12,000	4,366	6,506		2,162
Bay Plaza I	Tampa, FL	76,000 Sq. Ft.	4,682	3,253	961		919
Bay Plaza II	Tampa, FL	79,000 Sq. Ft.	4,719	1,114	3,284		(199)

			21,401	8,733	10,751

	Second Quarter Totals		29,075	14,320	12,495

Third Quarter
Land
Round Mountain(2)	Lakeway, TX	10 Acres	1,500	251	—		1,073
West End	Dallas, TX	.8 Acres	2,259	2,099	—		1,259

	Third Quarter Totals		3,759	2,350	0

(1)	Assumed debt.
(2)	TCI provided $1.1 million of seller financing.

At September 30, 2006, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Laguna Vista	Farmers Branch, TX	206 Units	$9,766	$11,339	$17,741
Legends of El Paso	El Paso, TX	240 Units	6,258	11,826	16,040
Mission Oaks	San Antonio, TX	228 Units	14,260	3,210	15,636
Parc at Maumelle	Maumelle, AR	240 Units	12,446	6,252	16,829
Parc at Metro Center	Nashville, TN	144 Units	4,448	8,166	11,141
Parc at Rogers	Rogers, AR	152 Units	801	23,437	20,825
Parc at Clarksville	Clarksville, TN	206 Units	640	14,120	13,651
Pecan Pointe	Temple, TX	232 Units	1,928	16,395	14,051
Lago Vista	Farmers Branch, TX	212 Units	2,232	24,218	21,160

		1,860 Units	$52,779	$118,963	$147,874

NOTE 3. NOTES AND INTEREST RECEIVABLE

Notes and interest receivable at September 30, 2006 consisted of the following:

Borrower	Maturity Date	Interest Rate	Amount	Security

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performing loans:
Edina Park Plaza Associates, LP(1)	Sep-2017	7.63%	$14,519	Office building, Durham, NC
Dallas Fund XVII LP	Oct-2006	9.00	3,007	Partnership interests and lawsuit proceeds
Edina Park Plaza Associates, LP(1)	Sep-2017	7.63	3,297	Office building, Durham, NC
Pioneer Austin Development	Oct-2008	10.00	2,889	33 acres undeveloped land, Austin, TX
Countryside LP	Jan-2007	7.25	2,300	Class A LP units
Basic Capital Management(1)	Apr-2008	Prime+2.00	1,523	Retail building, Cary, NC
Garden Centura LP	N/A	7.00	3,553	Excess cash flow from partnership
Woodmont Group III and IV(1)	Feb-2007	10.00	2,524	Undeveloped land in Dallas, TX (2 tracts)
Basic Capital Management	Apr-2008	Prime+2.00	1,252	Industrial building, Arlington, TX
Miscellaneous related party notes	Various	Various	1,400	Various security interests
Accrued interest			585

Total performing loans			36,849

Non-performing loans:
400 St. Paul	Jul-2006	8.00	4,896	Office building, Dallas, TX

Total			$41,745

(1) Related party.

In March 2006, TCI sold 10.5 acres of undeveloped land in Dallas, Texas for $3.2 million, financing $1.5 million of the sales price in the form of a demand note bearing interest at the rate of ten percent per annum. In July 2006, the $1.5 million note was satisfied in full in exchange for 24.9 acres of undeveloped land in Crowley, Texas.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $3.2 million to the borrower. TCI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, TCI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes bear interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, TCI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, TCI secured a development loan of $31.3 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime + one percent. The Company intends to develop the land for sale to single-family residential builders.

In December 2004, TCI sold the Centura Tower office building located in Dallas, Texas to Garden Centura LP and retained a one percent non-controlling general partner interest and a four percent limited partner interest. TCI has certain obligations to loan the buyer funds for rent abatements, tenant improvements, leasing commissions and other cash requirements. Through September 30, 2006, TCI has funded $3.6 million of these obligations and has recorded a note receivable from the partnership. This note bears interest at a fixed rate of seven percent per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In August 2001, TCI agreed to loan Dallas Fund XVII LP up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable initially had a variable interest rate, required monthly interest payments and originally matured in January 2003. TCI funded a total of $4.3 million on this note. In January 2003, TCI agreed to extend the maturity date to May 2003. The collateral used to secure TCI’s second lien was subsequently seized by the first lien holder. In March 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. TCI later agreed to a modification agreement with the borrower effective November 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note; the interest rate was fixed at nine percent per annum with all principal and interest due November 2005. TCI also received certain pledge and security agreements in various partnership interests belonging to the borrower and received various assignments of proceeds from asset sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by the borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. TCI received $1.4 million in September 2006 that was applied to accrued interest and principal. Through September 30, 2006, TCI has advanced an additional $2.73 million to the borrower.

Related Party Transactions. In August 2005, TCI sold 8.8 acres in Dallas, Texas known as the “Centura Land” to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right to convey the land to TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded. TCI and IORI are in the process of extending IORI’s right to convey the land to TCI for an additional 12-month period.

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

NOTE 4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at September 30, 2006 included equity securities of two publicly traded real estate entities, IORI and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2 percent of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at September 30, 2006, was as follows:

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investee	Percentage of TCI’s Ownership at September 30, 2006	Carrying Value of Investment at September 30, 2006	Market Value(a) of Investment at September 30, 2006
IORI	24.9%	$6,319	$7,260
ARI	6.4%	11,583	6,132
Garden Centura, L.P.	5.0%	1,925

		19,827
Other		4,508

		$24,335

(a)	Based on stock closing price on September 29, 2006 and is not necessarily indicative of the fair market value of the investee’s net assets.

Set forth below is summarized results of operations of equity investees for the first nine months of 2006 and 2005.

	2006	2005
Revenues	$98,439	$115,772
Equity in earnings of investees	110	(45)
Property operating expenses	(76,160)	(76,943)
Depreciation	(7,728)	(5,981)
Interest expense	(25,538)	(20,794)

Income (loss) before gains on sale of real estate and discontinued operations	(10,877)	12,009
Gain on sale of real estate	4,799	21,817
Income (loss) from discontinued operations	—	—

Net income (loss)	$(6,078)	$33,826

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2 percent ownership interest. This investment is considered an available-for-sale security. Due to increases in market price, TCI recognized an unrealized gain of $470,000 and $1.3 million for the three and nine month periods ending September 30, 2006, respectively.

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

The following table reconciles the beginning and ending amounts due from (to) Prime from TCI as of September 30, 2006.

	PRIME	IORI
Balance, December 31, 2005	$(11,668)	$—
Cash transfers	57,161	—
Cash repayments	(58,063)	—
Repayments through property transfers	(12,538)	—
Fees payable to affiliate	(10,946)	—
Insurance proceeds received by advisor	11,272	—
Payables clearing through Prime	(831)	—
Advances to operating account, net	(1,433)

Balance, September 30, 2006	$(27,046)	$—

In August 2005, TCI conveyed ownership in 8.8 acres of undeveloped land in Farmers Branch, Texas to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right (but not the obligation) to transfer ownership back to

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded.

At September 30, 2006, TCI’s other assets includes $1.2 million due from Garden Centura LP for advances made to fund certain tenant concessions. In addition, at September 30, 2006, TCI owed $619,000 to Regis Property Management for management fees and sales commissions.

TCI leases office space to Prime at the company’s office at the One Hickory office building. The, lease originally entered into with the building’s previous owner in October 2003, was for 59,115 sq. ft. (approximately 59.0% of the building), had a term of three years, and provided for annual base rent of $1.3 million, or $21.50 per sq. ft. Effective May 1, 2004, the lease was amended to 54,404 sq. ft. (approximately 56% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft. In November 2005, the lease was amended to 48,151 square feet (approximately 49% of the building), with an annual base rent of $1.0 million, or $21.50 per square foot. TCI assumed the rights and obligations of the lease in connection with the purchase of the building in May 2006.

NOTE 7. LOANS AND INTEREST PAYABLE

In August 2006, a TCI subsidiary and IORI, as co-borrowers, obtained a loan commitment of up to $42.6 million from Metropolitan National Bank. The loan matures in August 2008 and bears interest at the rate of 8.6 percent per annum. The loan requires quarterly interest payments beginning in October 2006. The loan is secured by a) approximately 99 acres of land located in Dallas, Texas and owned by the TCI subsidiary (which the TCI subsidiary purchased from ARI in August 2006) and b) 202 acres of land located in Dallas, Texas, which is owned by IORI. The loan is also guaranteed by TCI. Proceeds of the new loan will be used to retire the existing debt on the collateral and to fund additional investments for TCI and IORI.

In 2006, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
First Quarter
Hunters Glen	Midland, TX	212 Units	$2,475	$1,804	$421	7.23	%(1)	02/09

Land
West End	Dallas, TX	5.3 Acres	9,000	2,000	6,079	8.00	(1)	03/07

Second Quarter
Land
Payne Land	Las Colinas, TX	109.9 Acres	5,683	—	5,591	9.00		12/07

One Hickory	Farmers Branch, TX	103,000 Sq. Ft.	9,300	6,858	2,308	6.93		06/10
Forum Office Building	Richmond, VA	78,000 Sq. Ft.	6,000	4,721	1,152	7.75		07/13

Third Quarter
Office Buildings
Two Hickory	Farmers Branch, TX	96,000 Sq. Ft.	9,500	7,257	74	7.03		09/11

(1)	Variable rate.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2005, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,000 Sq. Ft.	$7,197	$6,304	$649	7.25	%(1)	03/10

Shopping Centers
Dunes Plaza	Michigan City, IN	224,000 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotel
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Third Quarter
Land
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	01/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	03/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	01/07

(1)	Variable rate.
(2)	Drawn on the $10 million line of credit for land acquisition and financing.
(3)	IORI purchased the Centura Land for $6.7 million.

NOTE 8. OPERATING SEGMENT

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Excluded from segment assets are assets of $111.1 million at September 30, 2006, and $134.3 million at September 30, 2005, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161-room hotel in Wroclaw, Poland, which began operations in 2002.

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2006 and 2005, and each segment’s assets at September 30.

For the Three Months Ended September 30, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$635	$10,237	$20,080	$2,682	$33,634
Property operating expenses	828	6,253	11,868	1,695	20,644
Depreciation	2	2,199	2,587	1,033	5,821
Interest	3,035	2,152	7,504	448	13,139
Gain on land sales	2,974	—	—	—	2,974

Segment income (loss)	$(256)	$(367)	$(1,879)	$(494)	$(2,996)

Real estate improvements and construction	1,644	4,045	2,651	37	8,377
Assets	264,349	210,705	534,506	27,987	1,037,547

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property Sales:
Sales price	$7,204	$—	$6,100	$—	$13,304
Cost of sales	4,230	—	3,704	—	7,934

Gain on sale	$2,974	$—	$2,396	$—	$5,370

For the Three Months Ended September 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$125	$7,355	$16,930	$2,758	$27,168
Property operating expenses	770	4,296	10,468	1,337	16,871
Depreciation	2	484	2,086	494	3,066
Interest	1,293	2,156	6,504	220	10,173
Gain on land sales	2,332	—	—	—	2,332

Segment income (loss)	$392	$419	$(2,128)	$707	$(611)

Real estate improvements and construction	275	711	8,011	8	9,005
Assets	144,206	189,052	507,448	33,238	873,944

Property Sales:
Sales price	$3,759	—	—	$—	$3,759
Cost of sales	1,427	—	—	—	1,427
Recognition of previously deferred gains	—	—	494	—	494

Gain on sale	$2,332	$—	$494	$—	$2,826

For the Nine Months Ended September 30, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$936	$28,547	$57,999	$6,223	$93,705
Property operating expenses	1,550	16,774	34,285	4,200	56,809
Depreciation	5	6,830	7,992	1,607	16,434
Interest	7,990	7,748	21,672	1,218	38,628
Gain on land sales	11,995	—		—	11,995

Segment income (loss)	3,386	(2,805)	(5,950)	(802)	($6,171)

Real estate improvements and construction	2,787	8,836	7,176	601	19,400
Assets	264,349	210,705	534,506	27,987	1,037,547

Property Sales:
Sales price	$37,309	$—	$15,350	$—	$52,659
Cost of sales	25,314	—	9,661	—	34,975

Gain on sale	$11,995	$—	$5,689	$—	$17,684

For the Nine Months Ended September 30, 2005	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$407	$18,641	$47,524	$6,997	$73,569
Property operating expenses	2,139	11,457	28,654	3,850	46,100
Depreciation	(1)	4,023	5,838	854	10,714
Interest	3,662	4,806	18,182	1,163	27,813
Gain on land sales	4,735	—	—	—	4,735

Segment income (loss)	$(658)	$(1,645)	$(5,150)	$1,130	$(6,323)

Real estate improvements and construction	423	1,756	21,832	18	24,029
Assets	144,206	189,052	507,448	33,238	873,944

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property Sales:
Sales price	$12,436	$36,677	$—	$—	$49,113
Cost of sales	7,701	23,441	—	—	31,142
Recognition of previously deferred gains	—	—	494	—	494

Gain on sale	$4,735	$13,236	$494	$—	$18,465

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Segment operating income (loss)	$(2,996)	$(610)	(6,171)	$(6,323)
Other non-segment items of income (expense):
General and administrative	(2,102)	(1,717)	(3,339)	(5,089)
Advisory fees	(2,149)	(1,768)	(6,336)	(5,305)
Interest income	724	791	2,393	2,688
Gain (loss) on foreign currency transaction	—	37	4	265
Net income fee	—	—	—	—
Other income (expense)	265	485	571	719
Litigation settlement		(1,840)		(1,840)
Equity in earnings of investees	(257)	(170)	(326)	976
Minority interest	355	32	544	7
Income tax benefit	646	396	1,577	3,835

Net loss from continuing operations	$(5,514)	$(4,364)	$(11,083)	$(10,067)

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

For the nine months ended September 30, 2006 and 2005, income from discontinued operations relates to properties TCI sold or intends to sell in 2006 as well as properties TCI sold during 2004 and 2005 or intends to sell in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Rental	$1,867	$4,052	$6,719	$12,916
Property operations	1,677	3,227	4,635	9,667

	190	825	2,084	3,249
Expenses:
Interest	656	1,423	2,949	5,311
Depreciation	84	165	319	536

	740	1,588	3,268	5,847
Gain on sale of operations	2,396	494	5,689	13,730
Write-down of assets held-for-sale	—	—	—	(1,580)
Equity in investees gain on sale of real estate	—	1,401	—	1,405
Income tax expense	(646)	(396)	(1,577)	(3,835)

Net income from discontinued operations	$1,200	$736	$2,928	$7,122

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in nine partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general partner and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to purchase the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining at September 30, 2006 is approximately $1.4 million.

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

Guarantees. In September 2005, TCI guaranteed a loan of $1.6 million for a subsidiary of Unified Housing Foundation (“UHF”), a related party. This loan is secured by a first lien on 22.3 acres of land known as “Chase Oaks” held by the related party. The current balance of the debt is $778,000.

NOTE 11. SUBSEQUENT EVENTS

On or about October 25, 2006, TCI received approximately $30 million, which represents a recovery of insurance proceeds related to the loss suffered as a result of Hurricane Katrina on August 29, 2005. This recent recovery brings the total TCI recovery as a result of Katrina to $49.2 million. These proceeds have been used to offset repair costs and loss of rents suffered as a direct result of Katrina as well as pay down debt associated with the three New Orleans properties and other debt owed by related parties. The company continues to negotiate with its insurance carriers for additional monies sought under the applicable insurance policy.

In November 2006, Realty Advisors, Inc. (“RAI”), a privately-owned affiliate of ARI and TCI, acquired 1,820,000 shares, or approximately 34%, of the outstanding common stock of SH Chemical Company Ltd. (“SH”). SH is a public company and its common shares are traded on the Korean Stock Exchange under the symbol “002360.” The shares were acquired from institutional investors between November 1-3, 2006. SH is headquartered in Seoul, South Korea. SH is a manufacturer of an expanded polystyrene (“EPS”) resin, which is an expandable bead that contains an environmentally friendly blowing agent used for packaging and insulation board containers for agricultural and marine products. RAI funded the acquisition with a) a $7.5 million commercial bank loan and b) $7.7 million in cash. The loan is guaranteed by TCI and is secured by the SH common stock acquired, 869,300 shares of TCI common stock owned by an ARI subsidiary, and other securities.

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

TCI is an externally advised real estate investment company that owns a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. TCI has a preeminent track record as a developer, completing the construction of 19 apartment properties comprising 4,300 units over the last three years. In addition, TCI owns a high-quality portfolio of land held for future development and continues to invest in well-located land tracts in high-growth markets primarily in Texas. As of September 30, 2006, the Company owned approximately 9,595 units in 50 residential apartment communities, 34 commercial properties comprising almost 5 million rentable square feet and 4 hotels containing a total of 313 rooms. In addition, at September 30, 2006, TCI owned 4,200 acres of land held for development and had approximately 1,860 apartment units in nine projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in Poland and the U.S. Virgin Islands. Prime Income Asset Management, LLC (“Prime”) is the Company’s contractual advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages various third-party companies to lease and manage its apartment properties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect information that is more current. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition has been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate. When TCI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

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

Liquidity and Capital Resources

TCI reported a loss from continuing operations of $11.1 million for the nine months ended September 30, 2006, which included the following non-cash items: depreciation and amortization of $16.4 million, income tax benefit of $1.6 million, equity in losses of investees of $326,000 and a gain on land sales of $12.0 million.

For the nine months ended September 30, 2006, net cash provided by operating activities was $1.2 million, due primarily to the loss from continuing operations, offset by a decrease in other assets of $14.2 million.

Also for the nine months ended September 30, 2006, net cash used in investing activities was $61.4 million, primarily due to real estate construction and improvements of $19.4 million, payments for real estate acquisitions of $86.6 million, deposits on pending purchases of $7.8 million and additional fundings on notes receivable of $1.9 million. These outflows for investing activities were offset by the collection of $13.0 million on notes receivable and proceeds from sale of real estate of $41.4 million.

Net cash provided by financing activities of $57.8 million was due to proceeds received from the funding or refinancing of notes payable of $116.1 million; offset by cash payments of $54.0 million to paydown existing notes payable, and $3.7 million for financing costs.

Net cash from discontinued operations was $3.8 million due to proceeds from sales of $4.6 million, offset by negative operating cash flows of $865,000.

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

Related Party Transactions

In August 2005, TCI sold 8.8 acres in Dallas, Texas known as the “Centura Land” to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right to convey the land to TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded. TCI and IORI are in the process of extending IORI’s right to convey the land to TCI for an additional 12-month period

In June 2005, TCI purchased a subsidiary of a related party, decreasing the affiliate receivable by $4.1 million.

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

TCI leases office space to Prime at the company’s office at the One Hickory office building. The, lease originally entered into with the building’s previous owner in October 2003, was for 59,115 sq. ft. (approximately 59.0% of the building), had a term of three years, and provided for annual base rent of $1.3 million, or $21.50 per sq. ft. Effective May 1, 2004, the lease was amended to 54,404 sq. ft. (approximately 56% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft. In November 2005, the lease was amended to 48,151 square feet (approximately 49% of the building), with an annual base rent of $1.0 million, or $21.50 per square foot. TCI assumed the rights and obligations of the lease in connection with the purchase of the building in May 2006.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily with regard to payment of mortgages.

In September 2005, TCI guaranteed a loan of $1.6 million for a subsidiary of UHF, a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

Results of Operations

TCI had net losses of $4.3 million and 8.2 million for the three and nine months ended September 30, 2006, including gains on the sale of land totaling $3.0 million and $12.0 million and income from discontinued operations of $1.2 million and $2.9 million, respectively. This is compared to a net loss of $3.6 million and net income of $2.9 million in the corresponding periods of 2005, which include gains on sale of land of $2.3 million and$4.7 million, and income from discontinued operations of $736,000 and $7.1 million, respectively. Fluctuations in these and other components of revenues and expense between the 2006 and 2005 periods are discussed below.

Rents for the three months ended September 30, 2006 increased to $33.6 million as compared to $27.2 million in 2005. This increase is mainly due to additional rental income from the completion of new apartment construction projects, commercial property acquisitions, and increased occupancy in TCI’s commercial properties. These gains were offset by a decrease in hotel revenues due to the sale of the Majestic Hotel in San Francisco, California in the fourth quarter of 2005.

Rents for the nine months ended September 30, 2006 increased to $93.7 million as compared to $73.6 million in 2005. This increase is mainly due to additional rental income from the completion of new apartment construction projects, the purchase of additional apartment and commercial properties, and from increased occupancy from TCI’s commercial properties. These gains were offset by a decrease in hotel revenues due to the sale of the Majestic Hotel in San Francisco, California in the fourth quarter of 2005.

Property operations expense increased to $20.6 million for the three months ended September 30, 2006, compared to $16.9 million in 2005. This increase is mainly due to the completion of new apartment construction projects and the purchase of additional apartment and commercial properties, and from increased occupancy from TCI’s commercial properties.

Property operations expense increased to $56.8 million for the nine months ended September 30, 2006, compared to $46.1 million in 2005. This increase is mainly due to the completion of new apartment construction projects, commercial property acquisitions, and from increased occupancy from TCI’s commercial properties. Property operations expenses for the remaining quarter of 2006, and in 2007, may increase as TCI completes the construction of new apartment projects.

Interest income decreased to $2.4 million for the nine months ended September 30, 2006, compared to $2.7 million in 2005. The decrease is primarily due to the payoff or paydown of notes receivable in the first and second quarters of 2006.

Interest expense increased to $13.1 million for the three months ended September 30, 2006, from $10.2 million in 2005. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, acquisition of commercial properties, plus additional interest from land loans due to new land purchases in 2005 and 2006.

Interest expense increased to $38.6 million for the nine months ended September 30, 2006, from $27.8 million in 2005. This increase is mainly due to new debt incurred from the completion of new apartment construction projects, acquisition of commercial properties, plus additional interest from land loans due to new land purchases in 2005 and 2006.

General and administrative expenses increased to $2.1 million for the three months ended September 30, 2006, from $1.8 million in 2005. The increase was mainly due to higher legal, professional and consulting fees.

General and administrative expenses were $5.1 million for the nine months ended September 30, 2006 and 2005, approximately equal, period to period.

For the nine months ending September 30, 2006, gains on sale of real estate totaling $17.7 million were recognized. In the first quarter, a gain of $331,000 was recognized on the sale of Hollywood Casino land. In the second quarter, gains included $8.8 million on the sale of McKinney Ranch Land, $2.9 million on the sale of the Willo-Wick Apartments, and $432,000 on the sale of Plantation Apartments. In the third quarter, gains included $1.1 million on the sale of Timbers on Broadway Apartments, $1.3 million on the sale of Apple Lane Apartments, $425,000 for additional sales of Hollywood Casino Land, $1.3 million on Fruitland Land, and $1.1 on the Addison Park land.

Net income from discontinued operations for the nine months ended September 30, 2006 and 2005 relates to properties TCI sold or intends to sell. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Rental	$1,867	$4,052	$6,719	$12,916
Property operations	1,677	3,227	4,635	9,667

	190	825	2,084	3,249

Expenses:
Interest	656	1,423	2,949	5,311
Depreciation	84	165	319	536

	740	1,588	3,268	5,847

Gain on sale of operations	2,396	494	5,689	13,730
Write-down of assets held-for-sale	—	—	—	(1,580)
Equity in investees gain on sale of real estate	—	1,401	—	1,405
Income tax expense	(646)	(396)	(1,577)	(3,835)

Net income from discontinued operations	$1,200	$736	$2,928	$7,122

Tax Matters Update

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2006 and a loss in the first nine months of 2005; therefore, it recorded no provision for income taxes.

At September 30, 2006, TCI had a net deferred tax asset of $44.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100 percent valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2006, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$183,483	8.45%	$1,834

Total decrease in TCI’s annual net income			$1,834

Per share			$0.23

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation conducted under the supervision and with the participation of TCI’s Acting Principal Executive Officer and principal accounting officer of TCI’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15, TCI’s Acting Principal Executive Officer and principal accounting officer concluded that TCI’s disclosure controls and procedures were effective at September 30, 2006.

There have been no changes in TCI’s internal controls over financial reporting during the quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) did not repurchase any of its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of June 30, 2006				219,090
July 1-31, 2006	—	$—	—	219,090
August 1-31, 2006	—	—	—	219,090
September 1-30, 2006	—	—	—	219,090

Total	—	$—	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1	*Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Acting Principal Executive Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2006

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith