Form 10-K
period 2006-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2007-04-02
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s Telephone Number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $19,028,169 based upon a total of 1,409,494 shares held as of June 30, 2006 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 23, 2007, there were 7,898,869 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc. Commission File No. 001-15663

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under “Risk Factors Related to our Business” beginning on page 5.

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

TCI’s real estate at December 31, 2006, consisted of 165 properties held for investment, 1 partnership property, 14 construction properties and 3 properties held-for-sale. In 2006, TCI purchased 46 properties held for investment. TCI’s mortgage notes receivable portfolio at December 31, 2006, consisted of 30 mortgage loans. TCI’s real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. “PROPERTIES.”

Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2006, ARI through subsidiaries owned 82.2% of the outstanding TCI common shares.

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

Management does not expect to fund or acquire new mortgage loans in 2007. However, TCI may originate mortgage loans in conjunction with providing purchase money financing related to a property sale. Management intends to service and hold for investment the mortgage notes in TCI’s portfolio. TCI may borrow against its mortgage notes, using the proceeds from such borrowings for property acquisitions or for general working capital needs. Management also intends to pursue TCI’s rights vigorously with respect to mortgage notes in default. TCI’s Articles of Incorporation impose no limitations on its investment policy with respect to mortgage loans and does not prohibit the Company from investing more than a specified percentage of its assets in any one mortgage loan.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies, which guide it, its day-to-day operations were performed until July 1, 2003 by Basic Capital Management, Inc. (“BCM”), a contractual advisor under the supervision of the Board. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”) under the same terms as BCM’s advisory agreement. PAMI is owned by Realty Advisors (80.0%) and Syntek West, Inc. (20.0%), related parties. Syntek West, Inc. (“Syntek”) is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is a single-member, limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc., and 20% by Syntek. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust and is an officer of Syntek, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI. Prime is more fully described in ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS & CORPORATE GOVERNANCE—The Advisor.”

Prime also serves as advisor to ARI. The directors of TCI are also directors of ARI. Certain officers of TCI also serve as officers of ARI, BCM and Prime. As of March 23, 2007, TCI owned approximately 24.0% of Income Opportunity Realty Investors, Inc. (“IORI”) outstanding shares of common stock. ARI owns approximately 82.2% of the outstanding shares of TCI’s common stock.

For more than the past three years, Triad Realty Services, Ltd. (“Triad”) an affiliate of Prime has provided property management services to TCI. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by Highland. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Hotel I, LLC, has managed TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. See ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS & CORPORATE GOVERNANCE—The Advisor.”

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

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions,” certain officers and directors of TCI also serve as officers and directors of other entities also advised by Prime, which have business objectives similar to those of TCI. TCI’s directors and officers owe fiduciary duties to such other entities as well as to TCI under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers and directors consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity’s existing real estate portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

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

Available Information

TCI maintains an internet site at http://www.transconrealty-invest.com. TCI has available through its website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, the Company has posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines

on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. TCI will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

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

TCI is leveraged and may not be able to meet our debt service obligations.    TCI had total indebtedness at December 31, 2006 of approximately $968.1 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. TCI’s leveraged position makes it vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

Details of TCI’s real estate and mortgage notes receivable portfolios at December 31, 2006, are set forth in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning TCI’s real estate and mortgage notes receivable portfolios.

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

At December 31, 2006, none of TCI’s properties, mortgage notes receivable or investments in partnerships exceeded 10.0% of total assets. At December 31, 2006, 79.4% of TCI’s assets consisted of properties held for investment, 4.4% consisted of properties held for sale, 5.3% consisted of properties subject to sales contract, 3.2% consisted of mortgage notes and interest receivables and 2.4% consisted of investments in partnerships and equity investees. The remaining 5.3% of TCI’s assets were invested in cash, cash equivalents, and other assets. The percentage of TCI’s assets invested in any one category is subject to change and no assurance can be given that the composition of TCI’s assets in the future will approximate the percentages listed above.

TCI’s real estate is geographically diverse. At December 31, 2006, TCI held investments in apartments and commercial properties in each of the geographic regions of the continental United States, although its apartments and commercial properties were concentrated in the Southeast and Southwest regions, as shown more specifically in the table under “Real Estate” below. At December 31, 2006, TCI held mortgage notes receivable secured by commercial properties in the Southwest and Southeast regions of the continental United States, as shown more specifically in the table under “Mortgage Loans” below.

Real Estate

At December 31, 2006, approximately 89.1% of TCI’s assets were invested in real estate. TCI invests primarily in real estate located throughout the continental United States, either on a leveraged or non-leveraged basis. TCI’s real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale.

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

At December 31, 2006, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$1,218	$7,390	$1,300
Broadway Estates	Greenville, MS	104 Units	788	7,569	850
Lago Vista	Farmer’s Branch, TX	212 Units	5,091	21,359	2,079
Laguna Vista	Farmers Branch, TX	206 Units	9,969	12,232	14,719
Legends of El Paso	El Paso, TX	240 Units	6,430	15,461	14,988
Mason Park	Houston, TX	312 Units	1,991	17,409	3,349
Mission Oaks	San Antonio, TX	228 Units	14,241	—	11,376
Parc at Maumelle	Maumelle, AR	240 Units	18,921	—	13,015
Parc at Metro Center	Nashville, TN	144 Units	4,373	6,768	8,340
Parc at Rogers	Rogers, AR	152 Units	973	19,852	3,563
Park at Clarksville	Clarksville, TN	206 Units	889	13,002	5,624
Pecan Pointe	Temple, TX	232 Units	1,991	14,846	180
Sunflower Estates	Indianola, MS	65 Units	755	7,674	810
Yazoo Estates	Yazoo City, MS	96 Units	31	8,314	835

No properties were completed during 2006.

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

The Company’s three office buildings in downtown New Orleans suffered extensive damage from Hurricane Katrina. Management has worked with the Company’s insurance carriers to finalize all related claims. Repairs have nearly been completed for the Amoco and 1010 Common buildings. The building at 225 Baronne is not open and few repairs have been completed. During 2006, TCI reduced the carrying value of 225 Baronne to $1.2 million, which approximated the value of the underlying land. TCI intends to redevelop 225 Baronne as an urban residential facility, which it considers the best and most profitable use of the property. In August 2006, to facilitate the marketability of the property, TCI acquired the Clarke Garage and 305 Baronne for approximately $14.0 million to provide additional parking and retail for the residential development.

At year end 2006, the Company had received approximately $49.2 million from its insurance carriers as reimbursement for both property damage as well as loss of rents. The Company has spent approximately $7.3 million to make necessary repairs to the New Orleans properties and has reserved approximately $7.2 million for additional repairs.

The Company is currently involved in litigation with certain parties including two parties who purchased properties from the Company but were still insured under the Company’s insurance policies and who suffered damage related to Hurricane Katrina. There is a dispute with these parties regarding the disbursement of additional insurance proceeds. At this time, there is no indication as to how this litigation will be resolved. Currently, the courts are holding approximately $50.8 million that is in dispute between the Company and the outside parties.

The following table sets forth the percentages, by property type and geographic region, of TCI’s real estate (other than three hotels in the Midwest region, one hotel in Poland and 88 parcels of unimproved land, as described below) at December 31, 2006.

Region	Apartments	Commercial Properties
Midwest	3%	13%
Mountain	—	2
Southwest	93	45
Southeast	4	40

	100%	100%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage and does not reflect the value of TCI’s investment in each region. TCI owns 88 parcels of unimproved land; 5 parcels, for a total of 44.82 acres in the Southeast region, 75 parcels, for a total of 5,984.22 acres in the Southwest region, 7 parcels, for a total of 118.92 acres in the Midwest; and 109.18 acres in the U.S. Virgin Islands. See Schedule III to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of TCI’s real estate portfolio.

During 2006, the activity in TCI’s owned real estate portfolio was:

Owned properties at January 1, 2006	143
Properties purchased (excluding additions to existing land parcels or land for construction)	47
Properties added from consolidation of partnerships	—
Properties sold (excluding partial sales)	(7)

Owned properties at December 31, 2006	183

Properties Held for Investment.    Set forth below are TCI’s properties held for investment and the monthly rental rate for apartments, the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2006, 2005 and 2004, for apartments and commercial properties and average occupancy during 2006, 2005 and 2004 for hotels:

Property	Location	Units/Sq. Ft.	Rent Per Square Foot			Occupancy %
			2006	2005	2004	2006	2005	2004
Apartments
4400	Midland, TX	92 Units/94,472 Sq. Ft.	$.60	$.55	$.51	94%	97%	98%
Anderson Estates	Oxford, MS	48 Units/41,760 Sq. Ft.	.49	*	*	98	*	*
Arbor Point	Odessa, TX	195 Units/178,920 Sq. Ft.	.54	.50	.47	96	92	91
Ashton Way	Midland, TX	178 Units/138,964 Sq. Ft.	.53	.48	.45	96	96	96
Autumn Chase	Midland, TX	64 Units/58,652 Sq. Ft.	.68	.61	.57	100	95	98
Bay Walk	Galveston, TX	192 Units/153,120 Sq. Ft.	.75	.75	.75	91	94	90
Blue Lake Villas	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.95	.93	.91	95	95	91
Blue Lake Villas II	Waxahachie, TX	70 Units/69,768 Sq. Ft.	.81	.79	**	94	99	**
Bluffs at Vista Ridge	Lewisville, TX	272 Units/257,450 Sq. Ft.	.99	.98	**	95	89	**
Breakwater Bay	Beaumont, TX	176 Units/145,688 Sq. Ft.	.98	.94	.93	96	99	88
Bridges on Kinsey	Tyler, TX	232 Units/209,888 Sq. Ft.	.91	.87	**	100	98	**
Capitol Hill	Little Rock, AR	156 Units/151,116 Sq. Ft.	.77	.76	.88	94	98	71
Curtis Moore/Leflore	Greenwood, MS	104 Units/94,256 Sq. Ft.	.39	*	*	98	*	*
Courtyard	Midland, TX	133 Units/111,576 Sq. Ft.	.56	.49	.47	99	96	95
Coventry	Midland, TX	120 Units/105,608 Sq. Ft.	.58	.51	.45	98	98	97
Dakota Arms	Lubbock, TX	208 Units/178,776 Sq. Ft.	.88	.88	**	99	93	**
David Johnson Phase I	Greenwood, MS	32 Units/27,840 Sq. Ft.	.35	*	*	100	*	*
David Johnson Phase II	Greenwood, MS	40 Units/35,240 Sq. Ft.	.41	*	*	95	*	*
DeSoto Ranch	DeSoto, TX	248 Units/240,718 Sq. Ft.	.96	.97	.95	92	96	98
El Chaparral	San Antonio, TX	190 Units/174,220 Sq. Ft.	.79	.76	.75	89	93	95
Fairway View Estates	El Paso, TX	264 Units/204,000 Sq. Ft.	.69	.67	.65	95	95	90
Fairways	Longview, TX	152 Units/134,176 Sq. Ft.	.63	.61	.59	93	91	96
Falcon Lakes	Arlington, TX	284 Units/207,960 Sq. Ft.	.97	.97	.96	97	96	94
Fountain Lake	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.62	90	92	87
Fountains of Waterford	Midland, TX	172 Units/129,200 Sq. Ft.	.69	.61	.55	95	96	97
Foxwood	Memphis, TN	220 Units/212,000 Sq. Ft.	.61	.61	*	88	95	*
Harper’s Ferry	Lafayette, LA	122 Units/112,500 Sq. Ft.	.65	.61	.61	98	98	96
Heather Creek	Mesquite, TX	200 Units/170,212 Sq. Ft.	.96	.95	.94	97	94	94
Hunters Glen	Midland, TX	212 Units/174,180 Sq. Ft.	.51	.45	.42	100	100	93
Island Bay	Galveston, TX	458 Units/374,784 Sq. Ft.	.84	.84	.83	88	94	93
Kingsland Ranch	Houston, TX	398 Units/350,584 Sq. Ft.	.96	.96	**	91	97	**
Laguna Vista(1)	Farmers Branch, TX	206 Units/191,664 Sq. Ft.	.31	**	**	16	**	**
Lake Forest	Houston, TX	240 Units/193,872 Sq. Ft.	.97	.97	**	93	95	**
Legends of El Paso(1)	El Paso, TX	240 Units/221,340 Sq. Ft.	.38	**	**	25	**	**
Limestone Canyon	Austin, TX	252 Units/219,600 Sq. Ft.	1.06	1.06	1.06	90	94	97
Limestone Ranch	Lewisville, TX	252 Units/219,600 Sq. Ft.	.98	.97	.95	93	94	95
Marina Landing	Galveston, TX	256 Units/205,504 Sq. Ft.	.83	.83	.83	90	97	92
Mariposa Villas	Dallas, TX	216 Units/200,928 Sq. Ft.	.90	.89	.89	95	92	96
Mission Oaks(1)	San Antonio, TX	228 Units/195,716 Sq. Ft.	.88	**	**	87	**	**
Monticello Estates	Monticello, AR	32 Units/27,840 Sq. Ft.	.39	*	*	94	*	*
Mountain Plaza	El Paso, TX	188 Units/220,710 Sq. Ft.	.59	.54	.52	82	97	90
Oak Park IV	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.56	92	93	94
Parc at Maumelle(1)	Little Rock, AR	240 Units/208,800 Sq. Ft.	.89	**	**	78	**	**
Parc at Metro(1)	Nashville, TN	144 Units/130,338 Sq. Ft.	.44	**	**	64	**	**
Paramount Terrace	Amarillo, TX	181 Units/123,840 Sq. Ft.	.64	.62	.61	97	96	92
Quail Oaks	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.85	.83	.83	86	97	95
River Oaks	Wiley, TX	180 Units/164,604 Sq. Ft.	.90	.96	.86	94	95	95
Riverwalk I	Greenville, MS	32 Units/27,840 Sq. Ft.	.38	*	*	100	*	*
Riverwalk II	Greenville, MS	32 Units/27,840 Sq. Ft.	47	*	*	94	*	*
Sendero Ridge	San Antonio, TX	384 Units/340,880 Sq. Ft.	1.03	.95	1.02	93	90	94
Somerset	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.68	90	92	86
Southgate	Odessa, TX	180 Units/151,656 Sq. Ft.	.58	.51	.46	98	95	98

Property	Location	Units/Sq. Ft.	Rent Per Square Foot			Occupancy %
			2006	2005	2004	2006	2005	2004
Spy Glass	Mansfield, TX	256 Units/ 239,264 Sq. Ft.	.98	.97	.96	95	93	92
Stonebridge at City Park	Houston, TX	240 Units/ 207,424 Sq. Ft.	.97	.97	**	94	96	**
Sunchase	Odessa, TX	300 Units/223,048 Sq. Ft.	.59	.54	.51	94	96	97
Tivoli	Dallas, TX	190 Units/168,862 Sq. Ft.	.97	.96	.95	95	93	93
Treehouse	Irving, TX	160 Units/153,072 Sq. Ft.	.80	.80	.80	86	95	97
Verandas at City View	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.94	.92	.92	97	96	94
Vistas at Pinnacle Park	Dallas, TX	332 Units/276,928 Sq. Ft.	.94	.93	.91	94	93	97
Vistas at Vance Jackson	San Antonio, TX	240 Units/196,272 Sq. Ft.	1.02	.72	**	97	94	**
Westwood	Odessa, TX	79 Units/49,001 Sq. Ft.	.60	.54	.46	92	100	91
Wildflower Villas	Temple, TX	220 Units/201,536 Sq. Ft.	.90	.85	**	90	92	**
Willow Creek	El Paso, TX	112 Units/103,140 Sq. Ft.	.60	.59	.58	91	97	97
Windsong	Fort Worth, TX	188 Units/169,464 Sq. Ft.	.92	.90	.89	89	96	91
Woodview	Odessa, TX	232 Units/165,840 Sq. Ft.	.61	.56	.53	96	96	94
Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	14.08	14.09	14.08	77	85	84
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	10.43	10.62	10.70	47	68	69
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	20.67	21.88	*	92	88	*
Amoco	New Orleans, LA	378,244 Sq. Ft.	14.02	13.78	13.66	74	72	69
Eton Square	Tulsa, OK	222,654 Sq. Ft.	10.70	10.51	11.09	70	60	75
Executive Court	Memphis, TN	41,840 Sq. Ft.	4.23	4.51	*	0	10	*
Forum	Richmond, VA	79,791 Sq. Ft.	13.96	13.86	13.68	90	90	76
Lexington Center	Colorado Springs, CO	74,603 Sq. Ft.	11.20	10.88	10.56	39	58	58
One Hickory	Dallas, TX	102,615 Sq. Ft.	11.16	*	*	100	*	*
Park West	Farmers Branch, TX	243,416 Sq. Ft.	16.97	10.00	*	64	0	*
Parkway North	Dallas, TX	71,041 Sq. Ft.	14.55	15.26	16.58	69	31	60
Signature Office Building	Dallas, TX	56,532 Sq. Ft.	10.42	10.00	10.00	100	100	100
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	20.63	18.29	*	97	89	*
Westgrove Air Plaza	Addison, TX	78,326 Sq. Ft.	11.29	11.29	12.68	76	79	74
Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000 Sq. Ft.	2.85	2.85	2.85	100	100	100
Addison Hangar	Addison, TX	23,650 Sq. Ft.	7.80	7.83	7.54	100	100	67
Addison Hangar II	Addison, TX	29,000 Sq. Ft.	7.72	9.05	9.24	100	100	92
Clarke Garage	New Orleans, LA	600 spaces	11.15	*	*	70	*	*
Encon	Fort Worth, TX	256,410 Sq. Ft.	2.80	2.93	3.12	0	100	100
Space Center	San Antonio, TX	101,500 Sq. Ft.	3.36	3.36	3.41	61	61	61
Shopping Centers
305 Baronne	New Orleans, LA	37,081 Sq. Ft.	4.64	10.62	10.70	90	68	69
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7.63	7.23	6.97	88	89	89
Cullman	Cullman, AL	92,466 Sq. Ft.	5.08	5.15	3.55	48	27	27
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	5.75	5.92	5.91	48	53	64
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	5.97	5.95	*	94	93	*

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2006	2005	2004	2006	2005	2004	2006	2005	2004
Hotels
Akademia	Wroclaw, Poland	161 Rooms	$87.21	$63.00	$55.33	62	73	65	$81.34	$45.09	$35.98
City Suites	Chicago, IL	45 Rooms	168.24	144.21	126.29	64	63	58	108.50	90.19	71.60
The Majestic	Chicago, IL	55 Rooms	177.11	151.17	129.64	57	52	52	102.34	79.18	65.91
Willows	Chicago, IL	52 Rooms	167.47	141.10	119.84	59	57	57	98.19	80.11	67.62

Property	Location	Acres
Land
1013 Common	New Orleans, LA	.4 Acres
217 Rampart	New Orleans, LA	.2 Acres
Alliance 8	Tarrant County, TX	8.0 Acres
Alliance 52	Tarrant County, TX	51.9 Acres
Alliance Airport Land	Tarrant County, TX	12.7 Acres

Property	Location	Acres
Bolivar Estates	Bolivar County, MS	24.8 Acres
Broadway Estates	Broadway County, MS	12.3 Acres
Castleglen	Garland, TX	10.6 Acres
Centura	Farmers Branch, TX	8.8 Acres
Circle C Ranch	Austin, TX	1,092.0 Acres
Creekside Land	Ft. Worth, TX	30.1 Acres
Cooks Lane	Fort Worth, TX	23.2 Acres
Crowley Land	Ft. Worth, TX	24.9 Acres
Dedeaux Road	Gulfport, MS	10.0 Acres
Denton Land	Denton, TX	25.9 Acres
Denton-Andrew B	Denton, TX	22.9 Acres
Denton-Andrew C	Denton, TX	5.2 Acres
Denton-Coonrod	Denton, TX	82.2 Acres
DeSoto Ranch Land	DeSoto, TX	21.9 Acres
Diplomat Drive	Farmers Branch, TX	11.7 Acres
Dominion	Farmers Branch, TX	14.4 Acres
Ewing 8	Addison, TX	17.0 Acres
Fiesta	San Angelo, TX	0.7 Acres
Folsom	Farmers Branch, TX	36.8 Acres
Forney	Kaufman, TX	34.9 Acres
Fruitland	Fruitland, FL	0.7 Acres
Hollywood Casino	Farmers Branch, TX	29.0 Acres
Kaufman Cogen	Kaufman County, TX	2,567.0 Acres
Kaufman Taylor	Kaufman County, TX	31.0 Acres
Keller Springs Lofts	Irving, TX	1.8 Acres
Kinwest (Hackberry Creek)	Irving, TX	8.0 Acres
Lacy Longhorn	Farmers Branch, TX	17.1 Acres
Ladue/Walker	Farmers Branch, TX	99.0 Acres
Lakeshore Villas	Humble, TX	1.4 Acres
Lamar/Parmer	Austin, TX	17.1 Acres
Las Colinas	Las Colinas, TX	4.7 Acres
LCLLP	Las Colinas, TX	41.2 Acres
Limestone Canyon II	Austin, TX	10.0 Acres
Lincoln Estates	Carthage, TX	18.0 Acres
Longfellow Land	Longview, TX	13.7 Acres
Lubbock	Lubbock, TX	2.9 Acres
Luna	Farmers Branch, TX	2.6 Acres
Mandahl Bay	U.S. Virgin Islands	109.2 Acres
Manhattan	Farmers Branch, TX	108.9 Acres
Mansfield	Mansfield, TX	21.9 Acres
Marine Creek	Ft. Worth, TX	43.4 Acres
Mason Park	Houston, TX	18.0 Acres
Mason Park	Katy, TX	13.0 Acres
McKinney 36	McKinney, TX	34.6 Acres
McKinney Ranch	McKinney, TX	264.2 Acres
Mira Lago	Farmers Branch, TX	4.2 Acres
Nashville	Nashville, TN	6.2 Acres
Pac Trust	Farmers Branch, TX	7.1 Acres
Pantaze	Dallas, TX	6.0 Acres
Parc at Clarksville	Clarksville, TN	10.4 Acres
Parkway Estates	Greenwood, MS	20.0 Acres
Payne I	Las Colinas, TX	109.9 Acres
Payne II	Las Colinas, TX	39.9 Acres
Pecan Pointe	Temple, TX	12.8 Acres
Pioneer Crossing	Austin, TX	38.5 Acres
Pulaski	Pulaski County, AR	21.9 Acres
RB Land	Dallas, TX	86.2 Acres
Ridgepoint Drive	Irving, TX	0.7 Acres
Ritchie Road	Waco, TX	350.0 Acres
Rochelle I	Las Colinas, TX	10.1 Acres
Rochelle II	Las Colinas, TX	21.3 Acres

Property	Location	Acres
Rogers	Rogers, AR	20.1 Acres
Seminary West	Ft. Worth, TX	5.4 Acres
Senlac	Farmers Branch, TX	11.9 Acres
Senlac Hutton Land	Farmers Branch, TX	5.9 Acres
Senlac VHP	Farmers Branch, TX	3.9 Acres
Sheffield Village	Grand Prairie, TX	13.9 Acres
Southwood Plantation	Tallahassee, FL	13.0 Acres
Southwood Plantation (1894)	Tallahassee, FL	14.5 Acres
Stanley Tools/2301	Valley Ranch, TX	23.8 Acres
Sunflower Estates	Sunflower County, MS	18.7 Acres
Union Pacific Railroad	Dallas, TX	0.3 Acres
Valley Ranch	Irving, TX	30.0 Acres
Valley Ranch 20	Farmers Branch, TX	20.0 Acres
West End	Dallas, TX	5.3 Acres
Waco 42	Waco, TX	42.8 Acres
Whorton	Benton County, AR	79.7 Acres
Wilmer 88	Dallas, TX	87.6 Acres
Woodmont Fairway Office	Dallas, TX	5.9 Acres
Woodmont Galleria East Showcase	Dallas, TX	15.0 Acres
Woodmont Galleria West	Dallas, TX	9.2 Acres
Woodmont Merit Drive	Dallas, TX	9.3 Acres
Yazoo Estates	Yazoo County, MS	15.1 Acres

Total Acres		6,258.4 Acres

*	Property was purchased in 2004, 2005 or 2006.
**	Property was under construction.
(1)	Partially completed, partially occupied construction properties.

Occupancy presented here and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 2006, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
Anderson Estates	Oxford, MS	48 Units	$1,144	$148	$996		9.50	%(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	98	645		8.50	(1)	4/19
David Jordan Phase III	Greenwood, MS	40 Units	812	122	690		8.75	(1)	7/22
Leflore Estates	Greenwood, MS	104 Units	2,114	337	1,777		7.00	(1)	2/22
Monticello III Estates	Monticello, AR	32 Units	644	96	548		7.00	(1)	1/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	99	356		8.50	(1)	2/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	226	1,358		8.25	(1)	2/19

			7,496	1,126	6,370

Office Buildings
305 Baronne & 217 Rampart	New Orleans, LA	37,081 Sq. Ft.	3,985	3,483	0
Clark Garage	New Orleans, LA	600 spaces	9,925	564	9,025		9.25	(8)	6/07
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	12,214	—	—	(2)			—

			26,124	4,047	9,025

Land
Bolivar Estates	Bolivar City, MS	24.8 Acres	650	649	—		—		—
Broadway Estates	Broadway City, MS	12.3 Acres	210	222	—		—		—
Castleglen	Garland, TX	10.6 Acres	723	690	—		—		—
Circle C Ranch	Austin, TX	1,092 Acres	25,569	101	25,569		8.75		3/08
Copperridge Condo #211	Dallas, TX(4)	1 Unit	41	41	—		—		—
Copperridge Condo #323	Dallas, TX(4)	1 Unit	42	42	—		—		—
Creekside Land	Ft. Worth, TX	30.1 Acres	2,105	2,097	—		—		—
Crowley Land	Ft. Worth, TX	24.9 Acres	1,500	6	—		—		—
Dedeaux Road	Gulfport, MS	10.0 Acres	1,500	—	1,520		13.00		9/07
Diplomat Road	Farmers Branch, TX	11.7 Acres	1,775	—	—	(3)	—		—
Ewing Land	Addison, TX	16.8 Acres	15,361	3,444	10,752	(5)	5.50		12/09
Forney Land	Kaufman County, TX	34.87 Acres	3,945	3,926	—		—		—

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Galleria East/Showcase	Dallas, TX	15 Acres	25,161	7,106	18,362		9.75	(8)	11/07	(6)
Keller Springs Lofts	Addison, TX	1.75 Acres	697	—	690		8.25	(8)	10/07
Kinwest (Hackberry Creek Office Park )	Irving, TX	8.0 Acres	1,737	101	1,580		10.25	(8)	10/07
LaDue/Walker	Farmers Branch, TX	99 Acres	21,500	—	9,949	(3)	8.60		8/08
Lincoln Estates	Carthage, MS	18 Acres	156	163	—		—		—
Longfellow	Longview, TX	13.7 Acres	696	719	—		—		—
Mason Park	Katy, TX	13 Acres	2,225	—	—		—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541	—	547	(7)	8.00		1/48
Parkway Estates	Greenwood, MS	20.1 Acres	682	364	487		8.50		1/07
Pecan Pointe	Temple, TX	12.8 Acres	1,198	1,195	1,650		8.25		12/07
Pioneer Crossing	Austin, TX	38.5 Acres	614	614	—	(3)	—		—
RB Land	Dallas, TX	86.2 Acres	668	673	—		—		—
Ridgepoint Drive	Irving, TX	0.6 Acres	179	172	—		—		—
Ritchie Road	Waco, TX	319 & 31 Acres	2,677	897	1,735		8.58	(8)	11/08
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050	949	—		—		—
Southwood Plantation	Tallahassee, FL	14.5 Acres	1,150	477	748	(1)	8.50		2/08
Sunflower Estates	Sunflower City, MS	18.7 Acres	187	212	—		—		—
Valley Ranch 20	Farmers Branch, TX	20 Acres	4,673	1,892	3,038	(1)	8.50		2/08
Waco 42	Waco, TX	42.8 Acres	531	112	398		8.00		5/12
Woodmont Fairway Office	Dallas, TX	5.9 Acres	3,833	1,014	3,000	(1)	8.25		1/07
Woodmont Galleria West	Farmers Branch, TX	7.2 Acres	5,846	808	5,230		9.25	(8)	12/07
Woodmont Galleria West	Farmers Branch, TX	2.0 Acres	1,604	184	1,475		9.25	(8)	12/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560	1,868	2,964		8.00		3/07
Yazoo Estates	Yazoo City, MS	15.1 Acres	120	213	—		—		—

			$135,706	$30,951	$89,694

			$169,326	$36,124	$105,089

(1)	Assumed debt.
(2)	Property purchased from IORI for extinguishment of note receivable.
(3)	Property purchased from ARI.
(4)	Purchased for interest in condominium community. Intend to develop land.
(5)	Financed by seller.
(6)	Option to extend by paying 1.5% loan fee and 1% consulting fee on 10/07.
(7)	Construction loan funding.
(8)	Variable rate.

In 2006, TCI sold the following properties:

Property	Location	Units/Acres/ Rooms/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
Apple Lane	Lawrence, KS	75 Units	$2,600	$1,173	$1,290	$1,273
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Timbers on Broadway	Tyler, TX	180 Units	3,500	—	2,224	1,124
Will-O-Wick Apartments	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

			15,350	4,617	8,532	5,689

Land
Fruitland Land	Fruitland, FL	4.0 Acres	1,550	1,462	—	1,279
Hollywood Casino	Farmers Branch, TX	10.4 Acres	3,225	—	—	331
Hollywood Casino	Farmers Branch, TX	3.4 Acres	2,006	1,087	900	425
Mandahl Bay	U.S. Virgin Islands	1.5 Acres	525	265	213	236
McKinney Ranch	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,529
McKinney Ranch	McKinney, TX	44.5 Acres	10,289	10,031	—	5,302
Woodmont Group I and II	Lakeway, TX	4.9 Acres	3,648	1,518	1,806	319

			37,834	20,367	12,970	11,421

			$53,184	$24,984	$21,502	$17,110

Following is a brief description of the most significant property acquisitions and sales in 2006:

New Orleans Properties

In August 2006, TCI purchased the Clarke Garage at 913 Gravier in New Orleans, Louisiana for $9.0 million cash. The property is adjacent to and includes 305 Baronne. 305 Baronne contains approximately 37,000 square feet of retail space and is currently occupied by retail tenants. 225 Baronne consists of approximately 417,000 square feet of office space and was significantly damaged during hurricane Katrina in September 2005. During 2006, TCI reduced the carrying value of 225 Baronne to $1.2 million, which approximated the value of the underlying land. TCI intends to redevelop 225 Baronne into an urban residential facility, which it considers the best and most profitable use of the property. To facilitate the marketability of the property, TCI acquired the Clarke Garage and 305 Baronne to provide additional parking and retail for the residential development.

One Hickory

In October 2003, TCI sold the One Hickory office building in Farmers Branch, Texas to IORI for $12.2 million and financed $12.0 million of the purchase price with a note receivable bearing interest at 5.49 percent per annum, maturing in June 2006. The $12.2 million sales price approximated TCI’s initial cost of acquiring the property in 2002 from ARI. IORI immediately sold One Hickory together with 202 acres of undeveloped land to a partnership, the general partner of which was then an affiliate of ARI for a total sales price of $37.2 million. In May 2006, the partnership sold One Hickory back to TCI in satisfaction of the $12.0 million note payable by IORI.

Circle C

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $3.2 million to the borrower. TCI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, TCI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes accrue interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, TCI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, TCI secured a development loan of $31.3 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. As of December 31, 2006 the development loan balance was approximately $22.8 million. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

Ewing Land

In December 2006, TCI acquired 17.0 acres in North Dallas known as the Ewing Land, for $3.4 million and a note payable of $10.8 million. The land was acquired for future development and borders the cities of Addison and Farmers Branch. The loan matures in December 2009 and requires interest only payments of 5.5 percent until maturity.

Galleria East

In November 2006, TCI acquired approximately 15 acres located at the intersection of the Dallas North Tollway and IH-635 (LBJ Freeway) in Dallas, Texas for a purchase price of $25.2 million. Payment was in the form of $8.8 million cash and a note payable of the $18.4 million due in December 2007. Terms of the note required interest only payments at 6.0 percent until maturity. The property is currently occupied by an automobile dealership which pays TCI a monthly rental for the use of the property. TCI intends to hold the land for future development or resale.

LaDue/Walker

In August 2006, TCI acquired from ARI, 99 acres in Farmers Branch, Texas known as LaDue/Walker for $21.5 million. Payment was made by an increase in the affiliate payable to Prime of $11.2 million and assumption of a $9.5 million note payable. Terms of the note require principal and interest payments monthly at 10.25 percent until maturity in December 2008. TCI intends to hold the land for future development as part of the Mercer Crossing development.

Galleria West

In November 2006, TCI purchased two parcels of land in independent transactions totaling approximately 9.2 acres in North Dallas for a total of approximately $7.5 million. Payment was made in the form of notes payable in the amounts of $1.5 million and $5.2 million. The notes require interest payments at 6.0 percent through maturity in December 2007. TCI intends to hold the land for future development or resale.

Will-O-Wick

In May 2006, TCI sold the Will-O-Wick apartments in Pensacola, Florida, for $6.5 million. The sale resulted in a gain of $2.9 million and net cash received of $2.8 million after payment of outstanding mortgages and costs of sale.

McKinney Ranch

In June 2006, TCI sold, in two separate transactions, a total of 168.8 acres of the McKinney Ranch land in McKinney, Texas for $26.9 million. The sales resulted in total gains of $8.8 million and net cash of $16.0 million after paydown of $10.2 million in notes payable, closing and other costs of sale.

In 2006, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
4400	Midland, TX	92 Units	$2,825	$945	$2,686	6.75%		1/37
Ashton Way	Midland, TX	178 Units	2,600	945	2,474	6.75		1/37
Hunters Glen	Midland, TX	212 Units	2,475	1,804	446	8.13	(1)	2/09
Woodview.	Odessa, TX	232 Units	5,229	1,839	1,123	6.75		1/37

			13,129	5,533	6,729

Office Buildings
Forum OB	Richmond, VA	79,791 Sq. Ft.	6,000	4,721	1,152	7.75		7/13
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	9,300	6,858	2,308	6.93		5/10
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	9,500	7,331	1,860	7.03		9/11

			24,800	18,910	5,320

Land
Diplomat Tract I	Farmers Branch, TX	3.9 Acres	309	—	293	10.25		5/08
Diplomat Tract II	Farmers Branch, TX	4.0 Acres	321	—	304	10.25		5/08
Diplomat Tract III	Farmers Branch, TX	3.7 Acres	293	—	278	10.25		5/08
Forney Land	Kaufman County, TX	34.9 Acres	302	—	228	10.25		5/08
Hutton Tract	Farmers Branch, TX	2.4 Acres	281	—	265	10.25		5/08
Kaufman Cogen	Kaufman County, TX	2,567.0 Acres	3,573	—	3,447	10.25		5/08
Kaufman Taylor	Kaufman County, TX	30.9 Acres	2,564	—	2,481	10.25		5/08
LaDue/Walker	Farmers Branch, TX	99.0 Acres	10,538	—	334	8.60		8/08
Payne I Land	Las Colinas, TX	109.9 Acres	5,683	—	5,591	9.00		12/07
Payne II	Valley Ranch, TX	39.9 Acres	4,803	—	4,526	10.25		5/08
Pioneer Crossing	Travis County, TX	38.5 Acres	1,514	—	1,484	9.25		6/08
Valley Ranch	Irving, TX	29.9 Acres	2,520	—	2,469	10.25		5/08
West End Land	Dallas, TX	5.3 Acres	8,370	2,000	6,169	9.25	(1)	1/07

			41,071	2,000	27,869

			$79,000	$26,443	$39,918

(1)	Variable rate.

In 2005, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	%(1)	5/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	5/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	5/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35

			4,887	3,475	1,108

Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	3/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	1/10

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		6/10

Land
2301 Valley Branch	Farmers Branch, TX	23.8 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	1/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	8/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	1/07
McKinney 36	Collin County, TX	34.6 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Payne I	Las Colinas, TX	109.9 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	3/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	1/07	(4)
West End(2)	Dallas, TX	5.5 Acres	2,000	—	1,842	8.00	(1)	6/07

			27,042	6,834	19,778

			$46,101	$19,298	$25,259

(1)	Variable rate.
(2)	Drawn on TCI’s $10 million line of credit for land acquisition and financing.
(3)	IORI purchased the Centura Land for $6.7 million. See Note 8. “RELATED PARTIES.”
(4)	Loan was paid off in November 2005 from a partial sale.

Properties Held-for-Sale.    Set forth below are TCI’s properties held-for-sale.

Property	Location	Units
Apartments
Bay Walk	Galveston, TX	192 Units
Island Bay	Galveston, TX	458 Units
Marina Landing	Galveston, TX	256 Units

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

Provision for Asset Impairments.    TCI recorded no asset impairments in 2006, $3.4 million in 2005, and $6.1 million for 2004, representing the write down of certain operating properties to current estimated fair value. The asset impairment for 2005 relates to the following properties:

Property	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Apartments
Bay Walk/Island Bay	Galveston, TX	650 Units	$25,000	$25,598	$982	$1,580
Land
Centura	Farmers Branch, TX	8.8 Acres	12,025	13,865	—	1,840

The Bay Walk and Island Bay Apartments are under contract to sell together and the contractual sales price was used as fair value. The impairment losses for these properties are included in 2005 discontinued operations. Centura Land was appraised for its sale to IORI and the appraised value was used as the fair value. The costs to sell are estimated closing costs and commission to be paid by TCI.

The asset impairment for 2004 relates to the following properties:

Property	Location	Sq. Ft.	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	$8,500	$10,220	$—	$1,720
Harmon	Sterling, VA	72,062 Sq. Ft.	6,500	9,080	320	2,900
Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	5,367	210	1,577

The Harmon and Mimado buildings were sold and the contractual sales prices were used as fair value. The costs to sell were the estimated closing costs and commissions to be paid by TCI. The impairment losses for these properties are included in 2004 discontinued operations. It was determined that the fair value of 225 Baronne was less than the current book value due to the pending loss of a major tenant. The Company intends to redevelop 225 Baronne as a residential project.

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

Types of Properties Securing Mortgage Notes.    The properties securing TCI’s mortgage notes receivable portfolio at December 31, 2006, consisted of four office buildings, seven apartment properties, two parcels of unimproved land, two retail developments and various partnership and membership interests. Four mortgage notes receivable were unsecured at December 31, 2006. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI’s Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

At December 31, 2006, TCI’s mortgage notes receivable portfolio included 11 mortgage loans with an aggregate principal balance of $22.9 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental United States, two mortgage loans with an aggregate principal balance of $3.5 million secured by unimproved land in the Southwest region of the continental United States, five loans with a principal balance of $6.3 million secured by partnership or membership interests and four unsecured loans with a principal balance of $9.7 million. At December 31, 2006, 3.2% of TCI’s assets were invested in notes and interest receivable.

The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI’s mortgage notes receivable at December 31, 2006. Excluded are $16.4 million of mortgage notes that are secured by unimproved land or other security, or are unsecured. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for further details of TCI’s mortgage notes receivable portfolio.

Region	Apartments	Commercial Properties	Total
Southwest	—	16%	16%
Southeast	4	80	84

	4%	96%	100%

A summary of the activity in TCI’s mortgage notes receivable portfolio during 2006 is as follows:

Mortgage notes receivable at January 1, 2006	20
Loans paid off	(6)
Loans funded	8

Mortgage notes receivable at December 31, 2006	22

During 2006, $20.8 million was collected in full payment of six mortgage notes and $2.1 million in principal payments were received on other mortgage notes. At December 31, 2006, less than one percent of TCI’s assets were invested in mortgage notes secured by non-income producing real estate.

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

The following discussion briefly describes first mortgage loans funded in 2006, as well as events during 2006 that affected previously funded first mortgage loans.

In March 2002, TCI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million, providing $4.0 million in seller financing as well as an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 8.0% per annum, requires monthly interest only payments and matures in March 2007. As of March 2006, TCI had funded $896,000 of the $1.4 million line of credit. TCI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the probability that no debt payments would be received in the future. In the fourth quarter of 2006, TCI and the borrower entered into an assumption and note modification agreement whereby the note receivable was modified to $3.6 million upon TCI’s receipt of approximately $500,000 from the original borrower. The original borrower subsequently transferred interest in the property to a new owner, which assumed the $3.6 million debt. The new note accrues interest at 8.25% for the first year, 9.25% thereafter, and matures October 30, 2008. As a result of the foregoing modification, TCI recorded a charge to earnings of $1.2 million in the fourth quarter of 2006.

In December 2005, TCI sold 27.192 acres and 3.73 acres of the McKinney Ranch land to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0% per annum, require monthly interest only payments and mature in December 2008. In January 2006, TCI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require TCI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006 (the road improvements have been substantially completed); (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between TCI and the buyer; and (5) failure of TCI to deliver certain documents to the financial institution within a timely manner. TCI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

Junior Mortgage Loans.    TCI may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of TCI’s assets. At December 31, 2006, 2.0% of TCI’s assets were invested in junior and wraparound mortgage loans.

The following discussion briefly describes the junior mortgage loans that TCI originated in 2006 as well as events that affected previously funded junior mortgage loans during 2006.

In August 2001, TCI agreed to loan Dallas Fund XVII LP up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable initially had a variable interest rate, required monthly interest payments and originally matured in January 2003. TCI funded a total of $4.3 million on this note. In January 2003, TCI agreed to extend the maturity date to May 2003. The collateral used to secure TCI’s second lien was subsequently seized by the first lien holder. In March 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. TCI later agreed to a modification agreement with the borrower effective November 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note; the interest rate was fixed at nine percent per annum with all principal and interest due November 2005. TCI also received certain pledge and security agreements in various partnership interests belonging to the borrower and received various assignments of proceeds from asset sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by the borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. TCI received $1.8 million in September 2006 that was applied to accrued interest and principal. Through December 31, 2006, TCI has advanced an additional $3.0 million to the borrower. The following notes were assigned to TCI as payment on the note.

•

$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note. TCI received $132,000 in distributions in 2005 and $27,000 in 2006.

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

In July 2002, TCI entered into an agreement with a third party developer to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of December 31, 2006, the borrower had $153,000 of remaining available credit under the credit limit.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note accrued interest at 7.0% per annum, required monthly interest only payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, accrued interest at 8.5% per annum, required monthly interest only payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to TCI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $3.2 million to the borrower. TCI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, TCI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes bear interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, TCI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, TCI secured a development loan of $31.3 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

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

In December 2003, TCI purchased a note receivable secured by a second lien on 33 acres of raw land in Travis County, Texas known as “Pioneer Development”, at par value from ARI for $2.4 million as a paydown on an affiliate loan balance. The note bears interest at ten percent per annum, requires interest only payments beginning in November 2007 and matures in October 2008.

Other.    In July 2003, TCI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which TCI is the general partner. This loan bears interest at 7.25% and matures in January 2007. TCI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to TCI will be deducted from the quarterly return owed by TCI to the Class A Limited Partners, eliminating the quarterly payments. In October 2005, TCI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total amount advanced $740,000. After January 2007, TCI may redeem the Class A Limited Partners interests in exchange for cancellation of both notes.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 10.25%, and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2%, which is currently 10.25%, and matured in April 2005. This note was extended to April 2008.

In December 2004, TCI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. TCI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by TCI with the lender at loan closing. Through December 31, 2006, TCI has funded $6.5 million of these obligations, with $6.5 million recorded in the form of a note receivable from the partnership. The note bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

At December 31, 2006, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The executive officers of TCI also serve as executive officers of ARI. Prime also serves as advisor to ARI and at March 23, 2007, ARI owned approximately 82.2% of TCI’s outstanding Common Stock. At December 31, 2006, the market value of the ARI common shares owned by TCI was $6.0 million.

In November 2006, ARI purchased Windmill Farms, 3,035 acres in Kaufman County, Texas for $52.0 million. The purchase price was funded by $39.1 million debt and $10.0 million Preferred Stock of TCI. In connection with the purchase by ARI, TCI issued $10.0 million of Series D Preferred Stock to the sellers of the property. The transaction was recorded on the books of TCI as a reduction in the amount payable to affiliate of $10.0 million.

In August 2006, TCI purchased 99 acres in Farmers Branch, Texas known as the LaDue/Walker tract, from ARI for $21.5 million. The transaction was financed by assumption of $9.9 million note payable and an increase in the amount payable to affiliate of $11.2 million.

In May 2006, TCI acquired the 102,615 square feet One Hickory office building in Farmers Branch, Texas from IORI. The purchase price was paid by forgiveness of the $12.2 million note receivable from IORI.

ITEM 3.	LEGAL PROCEEDINGS

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

Waters Edge.    Shortly before the advent of Hurricane Katrina, an apartment complex in Mississippi was sold to Waters Edge Living, LLC but notwithstanding such sale, the property continued on insurance coverage applicable to Transcontinental Realty Investors, Inc. (“TCI”) and others. As a result of sorting out various claims, two items of litigation exist, Waters Edge Living, LLC v. RUSI Indemnity Co., et al, civil action No. 4:06-CV-00334-RH-WCS pending in the United States District Court for the Northern district of Florida and Prime Income Asset Management, Inc., et al v. Waters Edge Living, LLC, et al, civil action No. 3:07-CV-0102-D pending in the United States District Court for the Northern district of Texas. TCI is not a direct party in either case. In the Texas case, three subsidiaries of TCI are plaintiffs, Continental Baronne, Inc., Continental Common, Inc. and Continental Amoco, Inc. which own three New Orleans office buildings damaged by Hurricane Katrina. RUSI Indemnity Co. has paid approximately $50.0 million into a trust account held by Merrill Lynch under the supervision of the Florida Court. Of that amount, approximately $32.5 million is money paid on account of the Waters Edge Living, LLC claim and $17.5 million is money paid on the claims of Continental Baronne, Inc. and the other three New Orleans office buildings. Three TCI subsidiaries are intending to intervene in the near future in the Florida proceeding to attempt to obtain prompt return of the $17.5 million, although Prime Income Asset Management, Inc. (“PIAMI”) has pending an emergency motion for return of those funds (which has been pending since February 1, 2007). Of the $32.5 million allegedly allocable to Waters Edge Living, LLC, PIAMI et al are entitled to a refund, at a minimum, of approximately $6.0 million (consisting of $1.9 million previously advanced from PIAMI against the payment of the claim and $4.0 million for flood insurance proceeds, which should be credited against the $32.5 million) and potentially more, depending upon the amount by which the total claims exceed a $100.0 million cap under the applicable policies. While this case is a plaintiff’s case from the perspective of the TCI subsidiaries, funds belonging to the TCI subsidiaries are being withheld from those subsidiaries aggregating at least $17.5 million. There is no significant prospect from these cases that TCI will have to pay any additional funds to Waters Edge Living, LLC.

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on November 20, 2006, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual meeting stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2006. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	7,377,532	19,607
Sharon Hunt	7,369,895	27,244
Robert A. Jakuszewski	7,380,765	16,374
Ted R. Munselle	7,370,805	26,334
Ted P. Stokely	7,378,217	18,922

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2006, and any interim period, at least 7,780,097 votes were received in favor of such proposal, 12,224 votes were received against such proposal, and 61,673 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE.

Quarter Ended	High	Low
March 31, 2007 (through March 23, 2007)	$13.91	$11.85

March 31, 2006	18.79	15.60
June 30, 2006	18.22	13.05
September 30, 2006	13.72	12.30
December 31, 2006	16.27	13.05

March 31, 2005	20.10	14.20
June 30, 2005	22.19	18.80
September 30, 2005	21.45	19.60
December 31,2005	19.79	16.50

On March 23, 2007, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $12.75 per share.

As of March 23, 2007, TCI’s Common Stock was held by approximately 4,200 holders of record.

TCI paid no dividends in 2006, 2005 or 2004. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,409,000 shares. Through December 31, 2006, a total of 1,189,910 shares have been repurchased at a cost of $15.9 million. No shares were repurchased in 2006 or 2005. In November 2004, the Board approved a private block purchase of 212,800 shares of Common Stock for a total cost of $3.1 million. The following table represents shares repurchased during each of the three months ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(a)
Balance as of September 30, 2006	—	$—	—	219,090
October 1-31, 2006	—	—	—	219,090
November 1-30, 2006	—	—	—	219,090
December 1-31, 2006	—	—	—	219,090

Total	—	$—	—	219,090

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of common stock. The repurchase program has no termination date.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	dollars in thousands
EARNINGS DATA
Total operating revenues	$128,064	$103,076	$83,604	$68,558	$52,631
Total operating expenses	113,238	91,919	85,936	75,066	39,715

Operating income (loss)	14,826	11,157	(2,332)	(6,508)	12,916
Other income (expense)	(30,185)	(37,206)	(24,658)	(9,120)	(39,126)
Loss before gain on real estate sales, minority interest and equity in earnings of investees	(15,359)	(26,049)	(26,990)	(15,628)	(26,210)
Gain on land sales	11,421	7,702	7,110	1,641	666
Equity in income (loss) of investees	890	968	(1,497)	(4,291)	(3,818)
Minority interest	393	(112)	(1,194)	2,230	892

Net income (loss) from continuing operations	(2,655)	(17,491)	(22,571)	(16,048)	(28,470)
Income tax benefit	4,608	802	10,976	—	—

Net income (loss) from continuing operations	1,953	(16,689)	(11,595)	(16,048)	(28,470)

Discontinued operations, net of taxes	1,553	25,758	35,301	16,721	33,321

Net income (loss)	3,506	9,069	23,706	673	4,851
Preferred dividend requirement	(210)	(210)	(210)	(126)	(190)

Net income (loss) applicable to common shares	$3,296	$8,859	$23,496	$547	$4,661

PER SHARE DATA
Basic:
Net income (loss) from continuing operations	$0.22	$(2.14)	$(1.46)	$(2.00)	$(3.56)
Net income (loss) from discontinued operations	.20	3.26	4.37	2.07	4.14

Net income (loss) applicable to common shares	$0.42	$1.12	$2.91	$.07	$.58

Diluted:
Net income (loss) from continuing operations	$0.21	$(2.14)	$(1.46)	$(2.00)	$(3.56)
Net income (loss) from discontinued operations	.19	3.26	4.37	2.07	4.14

Net income (loss) applicable to common shares	$0.40	$1.12	$2.91	$.07	$.58

Weighted average shares outstanding—Basic	7,900,869	7,900,869	8,082,854	8,078,108	8,057,361
Weighted average shares outstanding—Diluted	8,180,401	7,900,869	8,082,854	8,078,108	8,057,361

BALANCE SHEET DATA
Real estate, net	$992,454	$833,885	$658,300	$641,022	$736,977
Real estate held–for–sale	54,935	40,446	49,878	61,457	22,510
Real estate subject to sales contract	66,027	68,738	70,350	79,848	—
Notes and interest receivable, net	39,566	64,818	56,630	30,741	27,953
Total assets	1,250,167	1,089,079	920,311	882,784	858,489
Notes and interest payable	901,464	770,161	644,071	626,465	586,628
Stockholders’ equity	265,929	251,179	240,519	221,758	222,394
Book value per share	$32.01	$31.41	$30.06	$26.96	$27.18

TCI purchased 47 properties for a total of $169.3 million in 2006; 26 properties for a total of $180.6 million in 2005, 20 properties for a total of $86.7 million in 2004, 10 properties for a total of $36.9 million in 2003, 16 properties for a total of $107.7 million in 2002. TCI sold four properties and seven land parcels in 2006 for a total of $53.1 million; sold nine properties and nine parcels of land for $107.1 million in 2005, 20 properties, the two remaining warehouses in the Kelly portfolio and four parcels of land for $276.7 million in 2004, 13 properties, two warehouses in the Kelly portfolio and five parcels of land for $86.6 million in 2003, 18 properties and a partial land parcel for a total of $117.6 million in 2002, See ITEM 2. “PROPERTIES—Real Estate” and ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

Overview

TCI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in in-fill locations or high-growth suburban markets. TCI is an active buyer and seller and during 2006 acquired over $169 million and sold over $53 million of land and income-producing properties. As of December 31, 2006, the Company owned approximately 12,400 units in 65 residential apartment communities, 25 commercial properties comprising almost 3.9 million rentable square feet and four hotels containing a total of 313 rooms. In addition, at December 31, 2006, TCI owned over 6,200 acres of land held for development and had over 2,500 apartment units in 14 projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. TCI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. TCI finances it development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 82% of TCI’s common stock is owned by ARI. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Real Estate

Upon acquisitions of real estate, TCI assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their face value.

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investment in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, TCI accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, TCI’s net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, TCI’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-”and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

Reimbursements of operating costs, as allowed under most of our commercial tenant leases, consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, and are recognized as revenue in the period in which the recoverable expenses are incurred. We record these reimbursements on a “gross” basis, since we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have the credit risk with respect to paying the supplier.

Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less.

For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of TCI’s notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of TCI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Results of Operations

2006 Compared to 2005.    TCI had net income of $3.5 million in 2006, including gains on land sales totaling $11.4 million and net income from discontinued operations of $1.6 million, compared to $9.1 million of net income in 2005, including gains on land sales of $7.7 million and income from discontinued operations of $25.8 million. TCI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period beginning January 1, 2005 and ending December 31, 2006. For this time period, TCI had 39 apartment communities, 16 commercial properties and four hotels in its same-store universe.

Rents and other property revenues were $128.1 million in 2006 compared to $103.1 million in 2005, an increase of $25.0 million or 24.2 percent. The overall increase is due to a $10.9 million increase in rental revenues from the Company’s apartment communities, a $11.5 million increase in rental and other property revenues from the Company’s commercial portfolio, a $2.1 million increase in hotel revenues and a $500,000 increase in rents and royalty income related to the Company’s land portfolio. Within the apartment communities portfolio, $3.4 million of the increase from 2005 to 2006 is due to better performance in TCI’s same store apartment universe (a 6.5 percent increase from 2005 to 2006); $2.0 million is due to acquisitions; and $5.5 million is due to developed projects placed in service during 2005 and 2006. The improvement in rents and other property revenues within TCI’s commercial portfolio was principally comprised of an increase of $12.2 million due to acquisitions of commercial properties in 2005 and 2006 (including TCI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented almost $6.8 million of the $12.2 million increase), offset by a decline in same-store rental revenues of 4.7 million. TCI’s commercial properties in New Orleans, which suffered extensive damage in 2005 from Hurricane Katrina, are included in the same-store universe. TCI’s same-store hotels increased revenues by 22.2 percent or $2.1 million in 2006 compared to 2005, due to both occupancy gains and increases in average room rates. TCI acquired no hotels in 2005 or 2006 and sold one hotel in 2005.

Property operations expenses increased 25.6 percent or $16.1 million from $62.9 million in 2005 to $79.0 million in 2006. The overall increase is due to a $6.2 million increase in operating expenses from the Company’s apartment communities, an $8.5 million increase in operating expenses from the Company’s commercial portfolio, a $1.2 million increase in hotel operating expenses and a $200,000 increase in operating expenses (principally real estate taxes) related to the Company’s land portfolio. Within the apartment communities portfolio, $1.9 million of the increase from 2005 to 2006 is due to TCI’s same store apartment universe (a 6.3 percent increase from 2005 to 2006); $1.0 million is due to acquisitions of existing apartment communities; and $3.3 million is due to developed projects placed in service during 2005 and 2006. The increase in operating expenses within TCI’s commercial portfolio was due to an increase in same-store operating expenses of 20.0 percent or $2.4 million from 2005 to 2006 (primarily because TCI’s New Orleans office buildings which were damaged by Hurricane Katrina, were closed during the last 4 months of 2005 for repairs); $6.1 million of the increase was due to acquisitions of commercial properties in 2005 and 2006 (including TCI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented $4.0 million of the $6.1 million increase). Operating expenses for TCI’s same-store hotels increased by 22.7 percent or $1.2 million in 2006 compared to 2005.

Depreciation and amortization expense increased $5.6 million, to $21.6 million in 2006 from $16.0 million in 2005. Depreciation on TCI’s apartment portfolio increased $2.5 million while depreciation expense for the commercial and hotel portfolios increased $2.7 million and $400,000 respectively. Depreciation expense for the apartment portfolio increased due to 2005 and 2006 acquisitions ($800,000), developed projects placed in service during 2005 and 2006 ($1.6 million) and additions to depreciable assets in the same-store universe ($100,000). Depreciation expense for the commercial portfolio increased due to 2005 and 2006 acquisitions ($1.8 million, of which $1.0 million related to the August 2005 acquisition of 600 Las Colinas Boulevard) and to 2005 revisions to depreciable lives for certain commercial properties ($900,000). Depreciation expense for the hotel portfolio increased $400,000, due principally to additions to depreciable assets at the Company’s hotel in Wroclaw, Poland.

General and administrative expenses were $4.0 million in 2006 compared to $8.3 million in 2005. The decrease in 2006 was due to lower legal and professional fees and reduced state income tax expense, offset by higher cost reimbursements paid to the Advisor.

Advisory fee expense was $8.6 million in 2006 compared to $4.7 million in 2005. The increase from 2005 was due to higher gross assets in 2006 and a 2005 refund of 2004 Advisor cost reimbursements received from Prime. TCI’s advisory agreement with Prime limits the amount of cost reimbursements payable by TCI to Prime. See NOTE 12. “ADVISORY AGREEMENT.”

Interest income declined $1.0 million from $3.7 million in 2005 to $2.7 million in 2006 due principally to lower average notes receivable balances and lower average cash balances.

Interest expense increased $12.7 million to $51.8 million in 2006 from $39.1 million in 2005. The overall increase in interest expense is due to a $2.9 million increase within the apartment portfolio, a $3.6 million increase in the commercial portfolio, a $5.8 million increase in the land portfolio and a $400,000 increase in the hotel portfolio. Within the apartment portfolio, $600,000 of the increase is due to additional debt incurred as a result of 2005 and 2006 acquisitions while $2.3 million is due to increased debt related to developed projects placed in service in 2005 and 2006. The increase in interest expense for the commercial portfolio is due to a $400,000 increase for the same-store universe (primarily due to rising variable interest rates) and $3.1 million for 2005 and 2006 acquisitions (of which $1.7 million relates to the August 2005 acquisition of 600 Las Colinas Boulevard). Interest expense within the land portfolio increased due to rising variable interest rates, increased debt from refinancing existing land parcels and additional debt incurred to finance 2005 and 2006 land acquisitions. Interest expense for the hotel portfolio increased primarily due to rising variable interest rates.

TCI recorded no asset impairment charges in 2006. In 2005 the Company recorded asset impairment charges of $1.8 million related to the write-down of a certain land tract to its current estimated fair value, as described further in the table below.

Property	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Centura Land	Farmers Branch, TX	8.753 Acres	$12,025	$13,865	—	$1,840

The Centura Land was appraised for its sale to IORI and the appraised value was determined to be the fair value. The costs to sell are estimated closing costs and commissions paid by TCI.

The 2006 gain on involuntary conversion of $20.5 million relates to damage sustained at the Company’s New Orleans commercial properties from Hurricane Katrina during 2005, principally the Company’s 225 Baronne office building. 225 Baronne property was closed immediately after the storm and the Company intends to redevelop 225 Baronne as a residential property. TCI’s 1010 Common and Amoco buildings suffered hurricane damage as well but have been repaired and have reopened. 1010 Common is presently 77% occupied and Amoco is 89% occupied. In 2005 the Company received $4.2 million in business interruption insurance proceeds which was included in 2005 rental revenues. TCI received approximately $45 million of insurance proceeds in 2006, of which $4.0 million related to business interruption claims and has been included in 2006 rental revenues.

Gain on land sales increased $3.7 million, to $11.4 million in 2006 from $7.7 million in 2005. During 2006 TCI sold 192.6 acres of land in seven separate transactions at an average sales price of $196,000 per acre. The largest land sales in 2006 were the sale of a) 123.9 acres in McKinney, Texas for $134,000 per acre, generating cash proceeds of $6.0 million and a recognized gain of $3.5 million and b) 44.5 acres in McKinney, Texas for $231,000 per acre, generating cash proceeds of $10.0 million and a recognized gain of $5.3 million. In 2005, the Company sold 66.7 acres of land in nine separate transactions at an average sales price of $428,000 per acre.

Net income tax benefit for 2006 was $3.8 million, compared to net income tax expense of $424,000 for 2005. The income tax benefit for 2006 and expense for 2005 was calculated under a Tax Sharing and Compensating Agreement between TCI and ARI, whereby TCI and ARI are eligible to file a consolidated federal tax return. In 2006, ARI had net taxable income and TCI had net taxable losses, thus in accordance with the sharing agreement, TCI recorded a Federal tax benefit in the amount of $3.8 million for 2006.

Income from discontinued operations was $2.4 million in 2006 compared to $27.0 million in 2005. Included for 2006 are four apartment communities sold during 2006 and four apartment communities designated as held for sale or subject to a sales contract (and subsequently sold by TCI in 2007). Included for 2005 are nine properties (two apartment communities, six commercial properties and one hotel) sold during 2005 and five apartment communities designated as held for sale or subject to a sales contract (two of which were subsequently sold in 2006). The following table summarizes revenue and expense information for these properties.

	2006	2005
Revenue
Rental	$10,251	$16,994
Property operations	6,485	13,785

	3,766	3,209
Expenses
Interest	4,988	7,158
Depreciation	2,077	633

	7,065	7,791

Net loss from discontinued operations before gains on sale of real estate	(3,299)	(4,582)
Gain on sale of real estate	5,689	31,473
Write-down of assets held-for-sale	—	(1,580)
Equity in investee’s gain on sale of real estate	—	1,673

Net income from discontinued operations, before income taxes	$2,390	$26,984

The $1.6 million 2005 write-down of assets held for sale relates to impairment losses recorded for the Bay Walk and Island Bay apartments. The contract sales price was deemed to be gain value.

The 2005 $1.7 equity in investee’s gain on sale of real estate relates primarily to TCI’s portion of gain on income-producing properties sold by ARI and IORI.

In 2006 and 2005, TCI recognized gains on sale of real estate totaling $5.7 million and $31.5 million respectively. In 2006, TCI sold four apartment communities comprising 545 units for an average price of $28,000 per unit, generating net cash proceeds of $4.6 million. The four properties were located in Florida, Kansas, Oklahoma and Texas. In 2005, TCI sold two apartment communities (both located in Texas) at an average sales price of $43,000 per unit; six commercial properties at an average sales price of $93 per square foot and one hotel located in San Francisco, CA at a price per room of $139,000. See NOTE 2. “REAL ESTATE.”

2005 Compared to 2004.    TCI had net income of $9.1 million in 2005, including gains on land sales totaling $7.7 million and net income from discontinued operations of $25.8 million, compared to $23.7 million of net income in 2004, including gains on land sales of $7.1 million and income from discontinued operations of $35.3 million. TCI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period beginning January 1, 2004 and ending December 31, 2005. For this time period, TCI had 36 apartment communities, 16 commercial properties and one hotel in its same-store universe.

Rents and other property revenues were $103.1 million in 2005 compared to $83.6 million in 2004, an increase of $19.5 million or 23.3 percent. The overall increase is due to a $14.2 million increase in rental revenues from the Company’s apartment communities, a $3.4 million increase in rental and other property revenues from the Company’s commercial portfolio and a $1.9 million increase in hotel revenues. Within the apartment communities’ portfolio, $1.8 million of the increase from 2004 to 2005 is due to better performance in TCI’s same store apartment universe (a 4.1 percent increase from 2004 to 2005); $1.3 million is due to acquisitions; and $8.8 million is due to developed projects placed in service during 2004 and 2005. The improvement in rents and other property revenues within TCI’s commercial portfolio was principally comprised of an increase of $4.1 million due to acquisitions of commercial properties in 2004 and 2005 (including TCI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented almost $4.0 million of the $4.1 million increase). The increase in rental revenues for the commercial properties portfolio due to acquisitions was partially offset by a decline in same-store rental revenues of $700,000, which was primarily due to lower rental revenues in the Company’s New Orleans office buildings due to Hurricane Katrina. TCI’s same-store hotels increased revenues by 25.3 percent or $1.9 million in 2005 compared to 2004, due to both occupancy gains and increases in average room rates. TCI acquired no hotels in 2004 or 2005 and sold one hotel in 2005.

Property operations expenses increased $9.7 million from $53.2 million in 2004 to $62.9 million in 2005. The overall increase is due to a $7.5 million increase in operating expenses from the Company’s apartment communities, a $100,000 increase in operating expenses from the Company’s commercial portfolio, a $1.0 million increase in hotel operating expenses and a $1.1 million increase in operating expenses (principally real estate taxes) related to the Company’s land portfolio. Within the apartment community’s portfolio, $1.6 million of the increase from 2004 to 2005 is due to TCI’s same store apartment universe; $1.4 million is due to acquisitions of existing apartment communities; and $4.5 million is due to developed projects placed in service during 2004 and 2005. Operating expenses within TCI’s commercial portfolio increased $1.7 million due principally to TCI’s August 2005 acquisition of 600 Las Colinas Boulevard; the $1.7 million increase was offset by a $1.6 million decline in same-store operating expenses which was due primarily to the Company’s New Orleans office buildings being closed for a period of time after Hurricane Katrina. Operating expenses for TCI’s same-store hotels increased by $1.0 million in 2005 compared to 2004.

Depreciation and amortization expense decreased $700,000, to $16.0 million in 2005 from $16.7 million in 2004. Depreciation on TCI’s apartment portfolio increased $1.5 million while depreciation expense for the commercial and hotel portfolios declined $1.4 million and $800,000 respectively. Depreciation expense for the apartment portfolio increased due to developed projects placed in service during 2004 and 2005 ($800,000) and additions to depreciable assets in the same-store universe ($700,000). Depreciation expense for the commercial portfolio increased $500,000 due to the August 2005 acquisition of 600 Las Colinas Boulevard); however, this increase was offset by a decline in depreciation for the same-store universe of $1.9 million ($600,000 due to certain tenant improvements being fully depreciated in 2004 and $1.3 million due to 2005 revisions to depreciable lives for certain commercial properties). Depreciation expense for the hotel portfolio decreased $800,000, due principally to certain building improvements being fully depreciated in 2004.

General and administrative expenses were $8.3 million in 2005 compared to $9.3 million in 2004. The decrease in 2005 was due to a reduction in legal fees and state income taxes, offset by higher professional fees, cost reimbursements to the advisor, and expensed pursuit costs for abandoned projects.

Advisory fee expense was $4.7 million in 2005 compared to $6.7 million in 2004. The decrease in 2005 was due to TCI receiving a 2004 operating expense refund from Prime of $2.4 million in 2005. See NOTE 12. “ADVISORY AGREEMENT.”

Interest income of $3.7 million in 2005 was unchanged from 2004.

Gain on foreign currency transaction was $292,000 in 2005 compared to $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty in 2005 and 2004, which resulted in TCI recognizing these gains.

Interest expense increased $8.7 million to $39.2 million in 2005 from $30.5 million in 2004. The overall increase in interest expense is due to a $6.6 million increase within the apartment portfolio, a $1.3 million increase in the commercial portfolio and a $1.3 million increase in the land portfolio, partially offset by a $500,000 decrease in the hotel portfolio due to certain refinancing costs for three hotels included in 2004 interest expense. Within the apartment portfolio, $300,000 of the increase is due to additional debt incurred as a result of 2005 and 2006 acquisitions while $5.1 million is due to increased debt related to developed projects placed in service in 2005 and 2006; the remaining $1.2 million is due to increases in the same-store universe resulting primarily from rising variable interest rates. The increase in interest expense for the commercial portfolio is due to a $500,000 increase for the same-store universe (primarily due to rising variable interest rates) and $800,000 related to the August 2005 acquisition of 600 Las Colinas Boulevard. Interest expense within the land portfolio increased due to rising variable interest rates, increased debt from refinancing existing land parcels and additional debt incurred to finance 2004 and 2005 land acquisitions.

TCI recorded asset impairments of $1.8 million in 2005 and $1.7 million in 2004, representing the write-down of certain operating properties to current estimated fair value.

Property	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Land
Centura	Farmers Branch, TX	8.753 Acres	$12,025	$13,865	$—	$1,840

The Centura Land was appraised for its sale to IORI and the appraised value was used as the fair value. The costs to sell are estimated closing costs and commissions paid by TCI.

The assets for 2004 include the following properties:

Property	Location	Sq. Feet/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Office Building
225 Baronne	New Orleans, LA	416, 834 Sq. Ft.	$8,500	$10,220	$—	$1,720

Management concluded that a write-down was appropriate due to the fair value of 225 Baronne being less than the current book value due to the pending loss of the anchor tenant, future leases on the vacated space being below market rates and the projected future cash flows of 225 Baronne insufficient to recover the carrying value.

TCI recorded a reduction to loss provisions of $1.5 million in 2004, representing the removal of the allowance on TCI’s note receivables. All of TCI’s note receivables are performing or are secured by collateral that is equal to or greater than the note balance.

Net income fee to affiliate was $522,000 in 2005 compared to $1.9 million in 2004. The net income fee is payable to TCI’s advisor (Prime) based on 7.5% of TCI’s net income, after certain adjustments. TCI had higher net income, after adjustments, in 2004 as compared to 2005, therefore the net income fee was higher.

Other income (expense) was $370,000 in 2005 compared to $555,000 in 2004. Other income in 2004 was higher due to TCI receiving a higher amount of dividend income from its holdings in Realty Korea CR-REIT Co., Ltd. No. 1.

Gain on land sales was $7.7 million in 2005 compared to $7.1 million in 2004. In 2005, the Company sold 66.7 acres of land in nine separate transactions at an average sales price of $428,000 per acre. In 2004, TCI recognized gains on the sale of 517 acres in two separate transactions at an average sales price of $44,000 per acre, including one sale of 492 acres in Allen, Texas for a sales price equal to $41,000 per acre.

Equity in earnings of investees was $968,000 in 2005 compared to equity in loss of investees of $1.5 million in 2004. IORI and ARI both recognized income from continuing operations for 2005, as compared to a loss for ARI from continuing operations in 2004.

Net income tax expense for 2005 was $424,000, compared to $12.5 million for 2004. The income tax expense for 2005 and 2004 was calculated under a Tax Sharing and Compensating Agreement between TCI and ARI, whereby TCI and ARI are eligible to file a consolidated federal tax return. In 2004, ARI had net taxable losses and TCI had net taxable income, thus in accordance with the sharing agreement, TCI recorded Federal tax expense in the amount of $12.5 million for 2004.

Income from discontinued operations was $27.0 million in 2005 compared to $58.8 million in 2004. Income from discontinued operations relates to 9 operating properties sold during 2005, five apartments designated as held for sale and 22 operating properties TCI sold during 2004. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2005	2004
Revenue
Rental	$16,994	$36,052
Property operations	13,785	21,885

	3,209	14,167
Expenses
Interest	7,158	12,280
Depreciation	633	5,865

	7,791	18,145

Net loss from discontinued operations before gains on sale of real estate	(4,582)	(3,978)
Gain on sale of real estate	31,473	63,348
Write-down of assets held-for-sale	(1,580)	(4,477)
Equity in investees gain on sale of real estate	1,673	3,884

Net income from discontinued operations	$26,984	$58,777

In 2005 and 2004, gains on sale of real estate totaling $31.5 million and $63.3 million were recognized. In 2005, TCI sold two apartment communities (both located in Texas) at an average sales price of $43,000 per unit; six commercial properties at an average sales price of $93 per square foot and one hotel located in San Francisco at a price per room of $139,000. In 2004 recognized gains on the sale of two apartment communities at an average sales price of $42,000 per unit and 14 commercial properties at an average sales price of $121 per square foot (including the December 2004 sale of Centura Tower in Dallas, Texas). See NOTE 2. “REAL ESTATE.”

Liquidity and Capital Resources

Cash and cash equivalents were $4.8 million, $5.5 million and $21.8 million at December 31, 2006, 2005 and 2004, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

TCI’s principal sources of cash have been and will continue to be property operations, proceeds from land and income-producing property sales, the collection of mortgage notes receivable, receivables from affiliated companies, refinancing of existing mortgage notes payable and additional borrowings, including mortgage notes payable, lines of credit and to a lesser extent, distributions from partnerships. TCI may also issue additional equity securities, including common stock and preferred stock. Management anticipates that TCI’s cash at December 31, 2006, along with cash that will be generated in 2007 from property operations, may not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions, and additional borrowings.

Net cash provided by operating activities was $5.5 million in 2006, compared to $19.9 million in 2005 and $(2.0 million) in 2004. Cash flow from property operations is largely comprised of rental income less operating expenses, or net operating income (sometimes referred to as “NOI”). Net cash provided by operating activities declined $14.4 million in 2006 compared to 2005 due primarily to the 2006 payment of certain expenses accrued in 2005 of $33.3 million, increased interest expense of $12.7 million, offset by the receipt of Hurricane Katrina-related insurance proceeds (net of repairs) of $20.5 million and other net sources of operating cash (principally improved NOI) of $2.6 million. Net cash provided by operating activities increased $21.9 million in 2005 compared to 2004 due to improved NOI of $9.8 million, the payment deferral of certain 2004 expenses until 2005 ($18.3 million) and other net sources of operating cash of $2.5 million, offset by increased interest expense of $8.7 million.

Management expects that TCI’s existing cash balances, selective sales of land and income-producing properties, refinancing of and additional borrowings against the Company’s real estate holdings will be sufficient to meet TCI’s cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that TCI’s liquidity permits or financing sources are available, and the investments are otherwise deemed to be profitable, management intends to make additional investments in real estate or real estate-related projects.

Net cash used in investing activities was $146.8 million in 2006 compared to $219.2 million in 2005 and $95.4 million in 2004. Cash used in investing activities decreased $72.4 million in 2006 compared to 2005 due principally to reduced investments in real estate ($34.8 million), higher proceeds from sales of real estate ($24.3 million) and increased net collections of notes receivable ($12.6 million), offset by increased advisory payments of $5.8 million and other net uses of $600,000. Cash used in investing activities increased $123.8 million in 2005 compared to 2004 due primarily to increased investments in real estate ($22.8 million), lower proceeds from real estate sales ($122.5 million), increased investment in seller financing ($11.0 million) and increased distributions to equity investees of $5.4 million, offset by lower payments to the advisor of $42.9 million.

Net cash provided by financing activities was $137.2 million in 2006 compared to $115.4 million in 2005 and $47.6 million in 2004. Cash provided by financing activities increased $21.8 million in 2006 compared to 2005, due primarily to increased proceeds from additional borrowings of $34.4 million (net of deferred financing costs), offset by higher debt service and loan maturities and other principal payments of $19.3 million. Cash provided by financing activities increased $67.8 million in 2005 compared to 2004, principally due to reduced loan maturities and other principal payments of $196.2 million and no common stock repurchases in 2005 ($3.1 million), offset by fewer proceeds from additional borrowings of $131.5 million (net of deferred financing costs).

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

The following table aggregates TCI’s expected contractual obligations and commitments subsequent to December 31, 2006.

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

Operating Relationships

TCI received rents of $846,000 in 2006, $56,000 in 2005 and $69,000 in 2004 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory and Addison Hanger.

Property Transactions

Activity in 2006 included:

In November 2006, ARI purchased Windmill Farms, 3,035 acres in Kaufman County, Texas for $52.0 million. The purchase price was funded by $39.1 million debt and $10.0 million Preferred Stock of TCI. In connection with the purchase by ARI, TCI issued $10.0 million of Series D Preferred Stock to the sellers of the property. The transaction was recorded on the books of TCI as a reduction in the amount payable to affiliate of $10.0 million.

In August 2006, TCI purchased 99 acres in Farmers Branch, Texas known as the LaDue/Walker tract, from ARI for $21.5 million. The transaction was financed by assumption of $9.9 million note payable and an increase in the amount payable to affiliate of $11.2 million.

In May 2006, TCI acquired the 102,615 square feet One Hickory office building in Farmers Branch, Texas from IORI. The purchase price was paid by forgiveness of the $12.2 million note receivable from IORI.

Activity in 2005 included:

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

Newly Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

Inflation

The effects of inflation on TCI’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, TCI’s earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.

Tax Matters

Prior to the year 2000, TCI elected and in the opinion of management, qualified to be taxed as a Real Estate Investment Trust (“REIT”) as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. During the third quarter of 2000, due primarily to a concentration in ownership, TCI no longer met the requirements for tax treatment as a REIT.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

TCI’s primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates and maturing debt that has to be refinanced. TCI’s future operations, cash flow and fair values of financial instruments are also partially dependent on the then existing market interest rates and market equity prices.

As of December 31, 2006, our $897.3 million debt portfolio consisted of approximately $643.2 million, or 72%, of fixed-rate debt, with interest rates ranging from 5.06% to 12.0% and approximately $254.1 million, or 28%, of variable-rate debt. As of December 31, 2005, our $766.7 million debt portfolio consisted of approximately $590.8 million, or 77%, of fixed-rate debt, with interest rates ranging from 4.9% to 15.5%, and approximately $175.9 million, or 23%, of variable-rate debt. Our overall weighted average interest rate at December 31, 2006 and 2005 was 7.12% and 6.85%, respectively.

TCI’s interest rate sensitivity position is managed by TCI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2007 than they did during 2006, TCI’s interest expense would increase and net income would decrease by $2.54 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2006. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

Assets
Notes receivable
Variable interest rate-fair value							$5,624

	2007	2008	2009	2010	2011	Thereafter	Total
Instrument’s maturities	$—	$3,612	$2,775	$—	$—	$—	$6,387
Instrument’s amortization	—	—	—	—	—	—	—
Interest	879	592	—	—	—	—	1,471
Average rate	9.3%	8.2%	0.0%	0.0%	0.0%	0.0%
Fixed interest rate-fair value							$27,761

	2007	2008	2009	2010	2011	Thereafter	Total
Instrument’s maturities	$7,047	$17,814	$3,219	$157	$—	$4,037	$32,274
Instrument’s amortization	162	49	—	—	—	—	211
Interest	1,987	532	496	477	477	1,584	5,553
Average rate	8.5%	11.4%	11.5%	11.5%	11.5%	7.6%

Liabilities
Non-trading Instruments-Equity Price Risk
Notes payable
Variable interest rate-fair value							$231,715

	2007	2008	2009	2010	2011	Thereafter	Total
Instrument’s maturities	$112,007	$68,274	$17,332	$16,863	$—	$19,859	$234,335
Instrument’s amortization	6,017	3,064	671	459	372	9,142	19,725
Interest	16,578	8,267	4,013	2,550	1,738	10,308	43,454
Average rate	8.6%	8.4%	7.7%	7.2%	6.1%	5.6%
Fixed interest rate-fair value							$550,815

	2007	2008	2009	2010	2011	Thereafter	Total
Instrument’s maturities	$143,637	$10,782	$34,824	$9,145	$29,710	$113,823	$341,921
Instrument’s amortization	5,893	5,195	5,103	5,486	5,463	274,170	301,310
Interest	34,681	32,517	30,671	28,033	26,560	440,133	592,595
Average rate	6.7%	6.7%	6.7%	6.6%	6.6%	6.4%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 21, Transcontinental Realty Investors, Inc.’s management intends to sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

FARMER, FUQUA & HUFF, PC

Plano, Texas

March 30, 2007

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Assets
Real estate held for investment	$1,089,995	$911,981
Less—accumulated depreciation	(97,541)	(78,096)

	992,454	833,885
Real estate held-for-sale (net of accumulated depreciation of $5,035 in 2006 and $4,476 in 2005)	54,935	40,446
Real estate subject to sales contract (net of accumulated depreciation of $7,006 in 2006 and $5,387 in 2005)	66,027	68,738
Notes and interest receivable
Performing (including $22,249 in 2006 and $34,370 in 2005 from affiliates and related parties)	39,566	59,922
Non-performing, non-accruing	—	4,896

	39,566	64,818
Investment in unconsolidated real estate entities	30,573	24,659
Marketable equity securities, at market value	9,038	7,446
Cash and cash equivalents	4,803	5,462
Other assets (including $320 in 2006 and $1,103 in 2005 from affiliates and related parties)	52,771	43,625

	$1,250,167	$1,089,079

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $6,769 in 2006 and $6,885 in 2005 to affiliates and related parties)	$799,069	$657,481
Liabilities related to assets held for sale	43,579	53,357
Liabilities related to assets subject to sales contract	58,816	59,323
Other liabilities (including $396 in 2006 and $12,272 in 2005 to affiliates and related parties)	66,608	66,500

	968,072	836,661
Commitments and contingencies

Minority interest	16,166	1,239
Stockholders’ equity:
Preferred Stock
Series C; $.01 par value; authorized, issued and outstanding 30,000 shares (liquidation preference $100 per share)
	—	—
Series D; $.01 par value; authorized, issued and outstanding 100,000 shares at December 31, 2006 (liquidation preference $100 per share)	1	—
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 7,900,869 shares at December 31, 2006 and 2005	81	81
Paid-in capital	266,206	256,494
Treasury stock	(3,086)	(3,086)
Retained earnings (deficit)	1,660	(1,846)
Accumulated other comprehensive income (loss)	1,067	(464)

	265,929	251,179

	$1,250,167	$1,089,079

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Property revenue:
Rents and other property revenues (including $846 in 2006, $56 in 2005 and $69 in 2004 from affiliates) affiliates)	$128,064	$103,076	$83,604

Operating expenses:
Property operations (including $6,424 in 2006, $5,408 in 2005 and $4,849 in 2004 to affiliates and related parties)	78,965	62,877	53,210
Depreciation and amortization	21,641	16,051	16,714
General and administrative (including $2,778 in 2006, $2,359 in 2005 and $2,181 in 2004 to affiliates and related parties)	4,006	8,255	9,279
Advisory Fees	8,626	4,736	6,733

Total operating expenses	113,238	91,919	85,936
Operating income (loss)	14,826	11,157	(2,332)

Other income (expense):
Interest income (including $1,931 in 2006, $2,336 in 2005 and $2,069 in 2004 from affiliates and related parties and related parties)	2,698	3,671	3,683
Gain on foreign currency transaction	2	292	3,766
Mortgage and loan interest (including $693 in 2006, $218 in 2005 and $379 in 2004 to affiliates and related parties) and related parties)	(51,830)	(39,177)	(30,463)
Provision for asset impairment	—	(1,840)	(1,722)
Provision for losses	—	—	1,456
Net income fee paid to advisor	(972)	(522)	(1,933)
Incentive sales fee	(1,490)	—	—
Gain on involuntary conversion	20,479	—	—
Other income (expense)	928	370	555

Total other income (expense)	(30,185)	(37,206)	(24,658)
Loss before gain on land sales, equity in earnings (losses) of investees and minority interest	(15,359)	(26,049)	(26,990)
Gain on land sales	11,421	7,702	7,110
Equity in earnings (loss) of investees	890	968	(1,497)
Minority interest	393	(112)	(1,194)

Net income from continuing operations	(2,655)	(17,491)	(22,571)
Add: income tax benefit (expense)	4,608	802	10,976

Net income (loss) from continuing operations	1,953	(16,689)	(11,595)
Income (loss) from discontinued operations (See Note 19)	2,390	26,984	58,777
Less: Income tax benefit (expense)	(837)	(1,226)	(23,476)

Net income (loss) from discontinued operations	1,553	25,758	35,301
Net income	3,506	9,069	23,706
Preferred dividend requirement	(210)	(210)	(210)

Net income applicable to common shares	$3,296	$8,859	$23,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Basic earnings per share:
Net income (loss) from continuing operations	$0.22	$(2.14)	$(1.46)
Discontinued operations	0.20	3.26	4.37

Net income applicable to Common shares	$0.42	$1.12	$2.91

Diluted earnings:
Net income (loss) from continuing operations	$0.21	$(2.14)	$(1.46)
Discontinued operations	0.19	3.26	4.37

Net income applicable to Common shares	$0.40	$1.12	$2.91

Weighted average Common shares used in computing earnings per share:
Basic	7,900,869	7,900,869	8,082,854
Diluted	8,180,401	7,900,869	8,082,854

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Paid-in- Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholder’s Equity
	Shares	Amount	Shares	Amount
	(dollars in thousands)
Balance, December 31, 2003	8,113,669	$81	—	$—	$256,914	$—	$(34,621)	$(616)	$221,758
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	(3,229)	(3,229)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,580	1,580
Net income	—	—	—	—	—	—	23,706	—	23,706

Repurchase of common stock	(212,800)	—	—	—	—	(3,086)	—	—	(3,086)
Series C Preferred Stock cash dividends ($7.00 per share)	—	—	—	—	(210)	—	—	—	(210)

Balance, December 31, 2004	7,900,869	81			256,704	(3,086)	(10,915)	(2,265)	240,519
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	935	935
Unrealized gain on marketable securities	—	—	—	—	—	—	—	866	866
Net income	—	—	—	—	—	—	9,069	—	9,069

Series C Preferred Stock cash dividends ($7.00 per share)	—	—	—	—	(210)	—	—	—	(210)

Balance, December 31, 2005	7,900,869	81	—	—	256,494	(3,086)	(1,846)	(464)	251,179
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	(790)	(790)
Unrealized gain on marketable equity securities	—	—	—	—	—	—	—	2,321	2,321
Net income	—	—	—	—	—	—	3,506	—	3,506

Series C Preferred Stock cash dividend ($7.00 per share	—	—	—	—	(210)	—	—	—	(210)
Series D Preferred Stock	—	—	100,000	1	9,999	—	—	—	10,000
Series D Preferred Stock dividend (7% per year)	—	—	—	—	(77)	—	—	—	(77)

Balance, December 31, 2006	7,900,869	$81	100,000	$1	$266,206	$(3,086)	$1,660	$1,067	$265,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash used by operating activities
Net Income from continuing operations	$1,953	$(16,689)	$(11,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,641	16,051	16,714
Provision for loss	—	—	(1,456)
Amortization of deferred borrowing costs	3,049	3,985	3,900
Gain on land sales	(11,421)	(10,443)	(10,994)
Provision for asset impairment	—	3,420	6,199
Equity in (income) loss of equity investees	(890)	(968)	1,497
(Gain) loss on foreign currency transaction	(2)	(292)	(3,766)
(Gain) loss allocated to minority interest	(393)	112	1,194
Income tax (benefit)	(838)	(803)	(10,976)
(Increase) decrease in interest receivable	788	1,247	(1,209)
Increase (decrease) in other assets	(9,146)	782	9,173
Increase (decrease) in interest payable	664	(269)	(889)
Increase (decrease) in other liabilities	108	23,768	194

Net cash provided by (used in) operating activities	5,513	19,901	(2,014)

Cash Flows from Investing Activities:
Collections on notes receivable (including $2,490 in 2005 and $718 in 2004, from affiliates)	12,033	6,160	8,851
Funding of notes receivable (including $3,297 in 2004 from affiliates)	(5,060)	(11,752)	(3,457)
Acquisitions of real estate	(150,748)	(170,333)	(40,140)
Real estate improvements and construction (including $1,714 in 2005, and $5,625 in 2004, to affiliates)	(34,739)	(56,767)	(162,012)
Proceeds from sale of real estate	47,869	17,527	145,056
Deposits on pending purchase	(9,446)	(2,670)	(4,825)
Payments (to) from advisor	(1,684)	3,032	(39,867)
Distributions (contributions) to equity investees	(5,024)	(4,374)	1,007

Net cash used in investing activities	(146,799)	(219,177)	(95,387)

Cash Flows from Financing Activities:
Payments on notes payable (including $398 in 2005 and $226 in 2004 to affiliates)	(95,289)	(79,955)	(276,137)
Proceeds from notes payable	239,285	198,142	330,988
Dividends paid to preferred shareholders	(288)	(210)	(263)
Repurchase of Common Stock	—	—	(3,086)
Deferred financing costs	(6,477)	(2,594)	(3,925)

Net cash provided by financing activities	137,231	115,383	47,577

Net increase (decrease) in cash and cash equivalents	(4,055)	(83,893)	(49,824)

Discontinued Operations:
Cash provided by (used in) operating activities	(1,221)	(3,949)	1,887
Cash provided by investing activities—sale of real estate	4,617	71,459	63,348

Net cash provided by discontinued operations	3,396	67,510	65,235

Cash and cash equivalents, beginning of year	5,462	21,845	6,434

Cash and cash equivalents, end of year	$4,803	$5,462	$21,845

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,652	$42,081	$39,210

Notes payable assumed on purchase of real estate	10,475	13,006	15,033
Notes payable assumed by buyer on sale of real estate	—	738	21,898
Note payable assumed, decreasing affiliate payable	5,150	—	—
Notes receivable received from sale of real estate	—	9,713	21,608
Real estate received from related party to satisfy debt	12,214	1,631	36,198
Real estate sold to a related party to satisfy debt	—	—	5,000
Note payable proceeds used by affiliate for purchase of real estate	—	—	1,000
Note payable proceeds used by affiliate to satisfy debt	—	—	1,260
Note payable paid-off on behalf of affiliate	—	—	1,851
Subsidiary purchased from affiliate decreasing affiliate receivable	—	4,101	—
Acquisition of real estate to satisfy note receivable	—	4,207	—
Land exchange with non-affiliated party	1,500	—	—
Funds collected by affiliate for property damage insurance reimbursement	41,040	8,182	—
Unrealized foreign currency translation loss	790	—	3,229
Unrealized gain on marketable securities	2,321	866	1,580
Unrealized foreign currency translation gain (loss)	—	935	—
Asset impairment write-down	—	3,420	6,199
Issue of Series D Preferred Stock and reduction of payable to affiliate	10,000	—	—
Increase in minority interest related to acquisition of real estate	15,321	—	—

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

Effective March 31, 2003, TCI financial results have been consolidated with the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2006, ARI owned 82.2% of the outstanding TCI common shares.

Certain balances for 2004 and 2005 have been reclassified to conform to the 2006 presentation.

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

Basis of consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). Controlling interest in an entity is normally determined by the ownership of a majority of the entity’s voting interests; however, other determining factors include, but may not be limited to, whether the Company provides significant financial support and bears a majority of the financial risks, authorizes certain capital transactions such as the purchase, sale or financing of material assets or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting pronouncements.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2005 and 2004 exclude 240,827, 264,874 and shares relating to options and convertible preferred stock to purchase shares of common stock. These dilutive shares were excluded from the calculation of dilutive earnings per share because the effect of their inclusion would be antidilutive.

Stock-based employee compensation.    The Company previously accounted for its stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company previously based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method and applied the provisions of SFAS 123(R) to all share-based compensation. All of TCI’s stock options were fully vested as of January 1, 2006 and TCI had no outstanding stock option grants that were modified or settled after January 1, 2006; therefore, the adoption of SFAS 123(R) had no material effect on the Company’s results of operations for the year ended December 31, 2006.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the compensation cost for options issued prior to the Company’s adoption of SFAS 123(R) been determined based on the fair values at the grant dates for awards granted in accordance with the provisions of SFAS 123(R), the Company’s net income and net income per share for 2005 and 2004 would have decreased to the proforma amounts indicated in the following table:

	2005	2004
	(dollars in thousands, except per share amounts)
Net income (loss) applicable to common shares, as reported	$8,859	$23,496
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(154)	(137)

Proforma net income applicable to common shares	$8,705	$23,359

Net income (loss) per share:
Basic, as reported	$1.12	$2.91
Basic, pro forma	$1.10	$2.88
Diluted, as reported	$1.12	$2.91
Diluted, pro forma	$1.10	$2.88

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.     REAL ESTATE

In 2006, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price		Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
Anderson Estates	Oxford, MS	48 Units	$1,144		$148	$996		9.50	%(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743		98	645		8.50	(1)	4/19
David Jordan Phase III	Greenwood, MS	40 Units	812		122	690		8.75	(1)	7/22
Leflore Estates	Greenwood, MS	104 Units	2,114		337	1,777		7.00	(1)	2/22
Monticello III Estate	Monticello, AR	32 Units	644		96	548		7.00	(1)	1/22
Riverwalk Phase I	Greenwood, MS	32 Units	455		99	356		8.50	(1)	2/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584		226	1,358		8.25	(1)	2/19

			7,496		1,126	6,370

Office Buildings
305 Baronne & 217 Rampart	New Orleans, LA	1.1 Acres & 7,897 Sq.Ft.	3,985		3,483	—		—		—
Clark Garage	New Orleans, LA	600 spaces	9,925		564	9,025		9.25	(8)	6/07
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	12,214		—	—	(2)	—		—

			26,124		4,047	9,025

Land
Bolivar Estates	Bolivar City, MS	24.8 Acres	650		649	—		— —		—
Broadway Estates	Broadway City, MS	12.3 Acres	210		222	—		— —		—
Castleglen	Garland, TX	10.6 Acres	723		690	—		— —		—
Circle C Ranch	Austin, TX	1,092 Acres	25,569		101	25,569		8.75		3/08
Copperridge Condo #211	Dallas, TX	1 Unit	41	(4)	41	—		—		—
Copperridge Condo #323	Dallas, TX	1 Unit	42	(4)	42	—		—		—
Creekside Land	Ft. Worth, TX	30.1 Acres	2,105		2,097	—		—		—
Crowley Land	Ft. Worth, TX	24.9 Acres	1,500		6	—		—		—
Dedeaux Road	Gulfport, MS	10.0 Acres	1,500		—	1,520		13.00		9/07
Diplomat Road	Farmers Branch, TX	11.7 Acres	1,775		—	—		—		—
Ewing 8	Addison, TX	16.8 Acres	15,361		3,444	10,752	(5)	5.5		12/09
Forney Land	Kaufman County,TX	34.87 Acres	3,945		3,926	—		—		—
Galleria East Showcase	Dallas, TX	15 Acres	25,161		7,106	18,362		9.75	(8)	11/07	(6)
Keller Springs Lofts	Addison, TX	1.75 Acres	697		—	690		9.25	(8)	10/07
Kinwest (Hackberry Creek Office Park)	Irving, TX	8.0 Acres	1,737		101	1,580		10.25	(8)	10/07
LaDue/Walker	Farmers Branch, TX	99 Acres	21,500		—	9,949	(3)	8.6		8/08
Lincoln Estates	Carthage, MS	18 Acres	156		163	—		—		—
Longfellow	Longview, TX	13.7 Acres	696		719	—		—		—
Mason Park	Katy, TX	13 Acres	2,225		—	—		—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541		—	547	(7)	8.00		1/48
Parkway Estates	Greenwood, MS	20.1 Acres	682		364	487		8.50		1/07
Pecan Pointe	Temple, TX	12.8 Acres	1,198		1,195	1,650		8.25		12/07
Pioneer Crossing	Austin, TX	38.5 Acres	614		614	—		—		—
RB Land	Dallas, TX	86.2 Acres	668		673	—		—		—
Ridgepoint Drive	Irving, TX	0.6 Acres	179		172	—		—		—
Ritchie Road	Waco, TX	319&31 Acres	2,677		897	1,735		8.58	(8)	11/08
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050		949	—		—		—
Southwood Plantation	Tallahassee, FL	14.5 Acres	1,150		477	748	(1)	8.50		2/08
Sunflower Estates	Sunflower City, MS	18.7 Acres	187		212	—		—		—
Valley Ranch 20	Farmers Branch, TX	20 Acres	4,673		1,892	3,038		8.50		2/08
Waco 42	Waco, TX	42.8 Acres	531		112	398		8.00		5/12
Woodmont Fairway Office	Dallas, TX	5.9 Acres	3,833		1,014	3,000	(1)	8.25		1/07
Woodmont Galleria West	Farmers Branch, TX	7.2 Acres	5,846		808	5,230		9.25	(8)	12/07
Woodmont Galleria West	Farmers Branch, TX	2.0 Acres	1,604		184	1,475		9.25	(8)	12/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560		1,868	2,964	(2)	8.0		3/07
Yazoo Estates	Yazoo City, MS	15.1 Acres	120		213	—		—		—

			135,706		30,951	89,694

			$169,326		$36,124	$105,089

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Assumed debt.
(2)	Property purchased from IORI for extinguishment of note receivable.
(3)	Property purchased from ARI.
(4)	Purchased for interest in condominium community. Intend to develop land.
(5)	Financed by seller.
(6)	Option to extend by paying 1.5% loan fee and 1% consulting fee on 10/07.
(7)	Construction loan funding.
(8)	Variable rate.

In 2005, TCI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)		Debt Incurred		Interest Rate		Maturity Date
Apartments
Foxwood(3)	Memphis, TN	220 Units	$6,988	$—		$5,609	(1)	6.54%		1/08
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464		1,774		5.50		1/47
Mission Oaks(4)	San Antonio, TX	228 Units	573	573		—		5.30		9/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	—		817		5.65		9/46

			10,625	1,037		8,200

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663		40,487	(9)	6.16	(9)	1/13	(9)
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715		6,500		7.50	(2)	5/06
Two Hickory(3)	Farmers Branch, TX	96,127 Sq. Ft.	11,502	—		7,430	(1)	4.90	(2)	5/06

			77,502	22,378		54,417

Shopping Centers
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	8,200	2,223		6,495		7.28		2/13

			8,200	2,223		6,495

Land
Addison Park – Residential	Addison, TX	1.9 Acres	1,475	381		1,180		8.00	(2)	11/06
Addison Park – Retail	Addison, TX	3.4 Acres	783	201		626		8.00	(2)	11/06
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892		—		—		—
Alliance 8	Tarrant County, TX	8 Acres	657	332		408		7.75	(2)	5/06
Alliance 52	Tarrant County, TX	51.9 Acres	2,538	1,054		1,610		7.75	(2)	5/06
Denton	Denton, TX	25.9 Acres	2,100	862		1,365		7.75	(2)	4/07
Denton-Andrew B	Denton, TX	22.9 Acres	853	345		554		8.00	(2)	6/07
Denton-Andrew C	Denton, TX	5.2 Acres	303	126		197		8.00	(2)	6/07
Kaufman Cogen	Kaufman County, TX	2,567 Acres	5,498	6,110		—		—		—
Kaufman Taylor	Kaufman County, TX	31 Acres	465	486		—		—		—
Luna	Farmers Branch, TX	2.6 Acres	250	257		—		—		—
Mandahl Bay	U.S. Virgin Islands	50.4 Acres	7,000	4,101		3,500		7.00		7/05	(8)
Mandahl Bay (Chung)	U.S. Virgin Islands	.8 Acres	95	101		—		—		—
Mandahl Bay (Gilmore)	U.S. Virgin Islands	1.0 Acres	96	104		—		—		—
Mandahl Bay (Inn)	U.S. Virgin Islands	15.0 Acres	2,500	2,731		—		—		—
Mandahl Bay (Marina)	U.S. Virgin Islands	24.0 Acres	2,000	2,101		—		—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577		943		7.50	(2)	3/07
McKinney Ranch	McKinney, TX	464.9 Acres	45,975	19,992		28,051		8.00		12/08
Pantaze	Dallas, TX	6.0 Acres	265	276		—		—		—
Payne I & II(10)	Las Colinas, TX	149.7 Acres	1,000	1,066		—		—		—
Senlac	Farmers Branch, TX	11.9 Acres	625	643	(7)	—		—		—
Senlac VHP	Farmers Branch, TX	4.0 Acres	595	623		—		—		—
Southwood Plantation(5)	Tallahassee, FL	13.0 Acres	525	555		—		—		—
TuTu	U.S. Virgin Islands	19.5 Acres	1,350	1,401		—		—		—
West End(6)	Dallas, TX	.16 Acres	49	52		—		—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702		3,828		6.08	(2)	1/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668		—		—		—

			84,267	46,739		42,262

			$180,594	$72,377		$111,374

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Assumed debt.
(2)	Variable rate.
(3)	Property received from ARI, a related party, for payment of a note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Funds for purchase were provided by ARI, a related party.
(8)	Debt was extended to April 2006, with an increase in the interest rate to 8.0%.
(9)	Represents two loans on the building: A first lien of $35.3 million at 6.16% that matures in January 2013. A second lien of $5.1 million at 6.16% that matures in January 2013.
(10)	TCI dissolved the 50% Tenant-In-Common interest in the Payne Land, resulting in TCI owning the 109.85 acre Payne I tract and the 39.87 acre Payne II tract. TCI paid an additional $1.0 million for a 30.43 flood plain acreage difference between the two parties.

In 2006, TCI sold the following properties:

Property	Location	Units/Acres/ Rooms/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
Apple Lane	Lawrence, KS	75 Units	$2,600	$1,173	$1,290	$1,273
Plantation	Tulsa, OK	138 Units	2,750	638	2,191	432
Timbers on Broadway	Tyler, TX	180 Units	3,500	—	2,224	1,124
Will-O-Wick	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

			15,350	4,617	8,532	5,689

Land
Fruitland Land	Fruitland, FL	4.0 Acres	1,550	1,462	—	1,279
Hollywood Casino	Farmers Branch, TX	10.4 Acres	3,225	—	—	331
Hollywood Casino	Farmers Branch, TX	3.4 Acres	2,006	1,087	900	425
Mandahl Bay	U.S. Virgin Islands	1.5 Acres	525	265	213	236
McKinney Ranch	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,529
McKinney Ranch	McKinney, TX	44.5 Acres	10,289	10,031	—	5,302
Woodmont Group I and II	Dallas, TX	4.9 Acres	3,648	1,518	1,806	319

			37,834	20,367	12,970	11,421

			$53,184	$24,984	$21,502	$17,110

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, TCI sold the following properties:

Property	Location	Units/Acres/ Rooms/Sq. Ft.	Sales Price	Net Cash Received		Debt Discharged		Gain on Sale
Apartments
By The Sea	Corpus Christi, TX	153 Units	$7,450	$2,050		$5,165		$1,343
Terrace Hills	El Paso, TX	310 Units	12,300	5,467		5,890		6,527

			19,750	7,517		11,055		7,870

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,116		6,506		2,162
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253		961		919
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114		3,284		(199)
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843		7,792		10,061

			35,861	13,326		18,543		12,943

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738		—		294

Shopping Centers
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	14,250	6,192		6,651		6,601

Hotels
Majestic Inn	San Francisco, CA	57 Rooms	7,900	3,487		3,950		3,272

Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.8 Acres	7,674	5,587		1,744		2,394
Granbury Station	Fort Worth, TX	15.7 Acres	1,003	265		738	(1)	10
LCLLP	Las Colinas, TX	4.3 Acres	1,873	511		1,290		1,327
McKinney Ranch	McKinney, TX	1.3 Acres	347	325		—		191
McKinney Ranch	McKinney, TX	27.2 Acres	10,070	2,214	(2)	—		—	(3)
McKinney Ranch	McKinney, TX	3.7 Acres	1,381	290	(4)	—		—	(5)
Round Mountain	Lakeway, TX	10.0 Acres	1,500	251	(6)	—		1,073
West End	Dallas, TX	.8 Acres	2,259	2,099		—		1,259
West End	Dallas, TX	.8 Acres	2,430	213		2,000		1,448

			28,537	11,755		5,772		7,702

			$107,114	$43,015		$45,971		$38,682

(1)	Assumed debt.
(2)	TCI provided $7.6 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Gain of $7.0 million deferred due to insufficient initial buyer investment.
(4)	TCI provided $1.0 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(5)	Gain of $307,000 deferred due to insufficient initial buyer investment.
(6)	TCI provided $1.1 million of seller financing. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

Following is a brief description of the most significant property acquisitions and sales in 2006:

New Orleans Properties

In August 2006, TCI purchased the Clarke Garage at 913 Gravier in New Orleans, Louisiana for $9.0 million cash. The property is adjacent to 305 Baronne. 305 Baronne was purchased in August 2006 for $4.0 million cash and contains approximately 37,000 square feet of retail space currently occupied by retail tenants. 225 Baronne consists of approximately 417,000 square feet of office space and was significantly damaged during hurricane Katrina in September 2005. In 2006, TCI reduced the carrying value of 225 Baronne to $1.2 million, which approximates the value of the underlying land. TCI intends to redevelop 225 Baronne into an urban residential

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility, which it considers the best and most profitable use of the property. To facilitate the marketability of the property, TCI acquired the Clarke Garage and 305 Baronne to provide additional parking and retail for the residential development.

The 2006 gain on involuntary conversion of $20.5 million relates to damage sustained at the Company’s New Orleans commercial properties from Hurricane Katrina during 2005. 225 Baronne property was closed immediately after the storm and the Company intends to redevelop 225 Baronne as a residential property. TCI’s 1010 Common and Amoco buildings suffered hurricane damage as well but have been repaired and have reopened. 1010 Common is presently 77% occupied and Amoco is 89% occupied. In 2005 the Company received $4.2 million in business interruption insurance proceeds which was included in 2005 rental revenues. TCI received approximately $45 million of insurance proceeds in 2006, of which $4.0 million related to business interruption claims and has been included in 2006 rental revenues.

One Hickory

In October 2003, TCI sold the One Hickory office building in Farmers Branch, Texas to IORI for $12.2 million and financed $12.0 million of the purchase price with a note receivable bearing interest at 5.49%, maturing in June 2006. The $12.2 million sales price approximated TCI’s initial cost of acquiring the property in 2002 from ARI. IORI immediately sold One Hickory together with 202 acres of undeveloped land to a partnership, the general partner of which was then an affiliate of ARI for a total sales price of $37.2 million. In May 2006, the partnership sold One Hickory back to TCI in satisfaction of the $12.0 million note payable by IORI.

Circle C

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single family residential lots in Austin, Texas. These advances were secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $4.2 million to the borrower. TCI also guaranteed, with full recourse to TCI, an $18 million bank loan for the borrower which was secured by a first lien on the 1,092 acres of undeveloped land. In June 2005, TCI purchased the subsidiary of a related party for $4.1 million that held two notes receivable from the borrower for $3.0 and $1.0 million. These notes were secured by approximately 142 acres of undeveloped land and membership interests in the borrowers. In March 2006, TCI acquired the 1,092 acres for forgiveness of the $4.2 million and assumed the existing debt on the property. TCI intends to develop the property and sell the individual lots to home builders.

Ewing Land

In December 2006, TCI acquired 16,792 acres in North Dallas known as the Ewing Land, for $3.4 million cash and a note payable of $10.8 million. The land was acquired for future development and borders the cities of Addison and Farmers Branch. The loan matures in December 2009 and requires interest only payments of 5.5 percent until maturity.

Galleria East

In November 2006, TCI acquired approximately 15 acres located at the intersection of the Dallas North Tollway and IH-635 (LBJ Freeway) in Dallas, Texas for a purchase price of $25.2 million. Payment was in the

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

form of $8.8 million cash and a note payable of $18.4 million due in December 2007. Terms of the note required interest only payments at 6.0 percent until maturity. The property is currently occupied by an automobile dealership which pays TCI a monthly rental for the use of the property. TCI intends to hold the land for future development or resale.

Ladue/Walker

In August 2006, TCI acquired from ARI, 99 acres in Farmers Branch, Texas known as Ladue/Walker for $21.5 million. Payment was made by an increase in the affiliate payable to Prime of $11.2 million and assumption of a $9.9 million note payable. Terms of the note require principal and interest payments monthly at 10.25 percent until maturity in December 2008. TCI intends to hold the land for future development as part of the Mercer Crossing development.

Galleria West

In November 2006, TCI purchased two parcels of land in independent transactions totaling approximately 9.2 acres in North Dallas for a total of approximately $7.5 million. Payment was made in the form of notes payable in the amounts of $1.5 million and $5.2 million. The notes require interest payments at 6.0 percent through maturity in December 2007. TCI intends to hold the land for future development or resale.

Will-O-Wick

In May 2006, TCI sold the Will-O-Wick apartments in Pensacola, Florida, for $6.5 million. The sale resulted in a gain of $2.9 million and net cash received of $2.8 million after payment of outstanding mortgages and costs of sale.

McKinney Ranch

In June 2006, TCI sold, in two separate transactions, a total of 168.8 acres of the McKinney Ranch land in McKinney, Texas for $26.9 million. The sales resulted in total gains of $8.8 million and net cash of $16.0 million after paydown of $10.2 million in notes payable, closing and other costs of sale.

At December 31, 2006, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Laguna Vista	Farmers Branch, TX	206 Units	9,969	12,232	14,719
Legends of El Paso	El Paso, TX	240 Units	6,430	15,461	14,988
Mission Oaks	San Antonio, TX	228 Units	14,241	—	11,376
Parc at Maumelle	Maumelle, AR	240 Units	18,921	—	13,015
Parc at Metro Center	Nashville, TN	144 Units	4,373	6,768	8,340
Parc at Rogers	Rogers, AR	152 Units	973	19,852	3,563
Park at Clarksville	Clarksville, TN	206 Units	889	13,002	5,624
Pecan Pointe	Temple, TX	232 Units	1,991	14,846	180
Mason Park	Houston, TX	312 Units	1,991	17,409	3,349
Lago Vista	Farmer’s Branch, TX	212 Units	5,091	21,359	2,079
Bolivar Homes	Cleveland, MS	65 Units	1,218	7,390	1,300
Broadway Estates	Greenville, MS	104 Units	788	7,569	850
Sunflower Estates	Indianola, MS	65 Units	755	7,674	810
Yazoo Estates	Yazoo City, MS	96 Units	31	8,314	835

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No properties were completed during 2006.

For the year ended December 31, 2005, TCI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 unit Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

For the year ended December 31, 2004, TCI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas, the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 156 unit Capitol Hill Apartments in Little Rock, Arkansas and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

NOTE 3.	NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Edina Park Plaza Associates, LP(1)	Sep-2017	7.63%	$14,519	Office building, Durham, NC
Edina Park Plaza Associates, LP(1)	Sep-2017	7.63	3,297	Office building, Durham, NC
Dallas Fund XVII LP	Oct-2006	9.00	2,983	Partnership interests and lawsuit proceeds
Pioneer Austin Development	Oct-2008	10.00	3,177	33 acres undeveloped land, Austin, TX
Countryside LP	Jan-2007	7.25	2,300	Class A LP units
Basic Capital Management(1)	Apr-2008	Prime + 2.00	1,523	Retail building, Cary, NC
Garden Centura LP	N/A	7.00	6,492	Excess cash flow from partnership
Basic Capital Management	Apr-2008	Prime + 2.00	1,252	Industrial building, Arlington, TX
400 St. Paul	Jul-2006	8.00	3,612	Office building, Dallas, TX
Miscellaneous related party notes	Various	Various	2,960	Various security interests
Accrued interest			697
Allowance for estimated losses			(3,246)

Total			$39,566

(1)	Related party.

In March 2006, TCI sold 10.5 acres of undeveloped land in Farmers Branch, Texas, known as the Hollywood Casino land for $3.2 million, financing $1.5 million of the sales price in the form of a demand note bearing interest at the rate of ten percent per year. In July 2006, the $1.5 million note was satisfied in full in exchange for 24.9 acres of undeveloped land in Crowley, Texas.

In March 2005, TCI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at ten percent, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, TCI had advanced $3.2 million to the borrower. TCI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, TCI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes bear interest at 12 percent, have

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, TCI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, TCI secured a development loan of $31.3 million (secured by the Austin, Texas land) of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

In December 2004, TCI sold the Centura Tower office building located in Dallas, Texas to Garden Centura LP and retained a one percent non-controlling general partner interest and a four percent limited partner interest. TCI has certain obligations to loan the buyer funds for rent abatements, tenant improvements, leasing commissions and other cash requirements. Through December 31, 2006, TCI has funded $6.5 million of these obligations and has recorded a note receivable from the partnership. This note bears interest at a fixed rate of seven percent. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In December 2003, TCI purchased from ARI a note receivable secured by a second lien on 33 acres of undeveloped land located in Austin, Texas, referred to as “Pioneer Development”. TCI acquired the loan from ARI for $2.4 million in satisfaction of certain loans made by TCI to ARI. The loan bears interest at the rate of ten percent per annum. Monthly interest only payments are required beginning in November 2007. The loan matures in October 2008.

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

In March 2002, TCI sold the 174,513 Sq. Ft. Hartford Office Building located at 400 St. Paul in Dallas, Texas, for $4.0 million and provided $4.0 million in seller financing plus an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, requires monthly interest only payments, and matures in March 2007. As of September 2005, TCI funded $896,000 of the additional line of credit. TCI determined during the third quarter of 2005 to classify this note as non-performing. In the fourth quarter of 2006, TCI and the borrower entered into an assumption and note modification agreement whereby the note receivable was modified to $3.6 million upon TCI’s receipt of approximately $500,000 from the original borrower. The original borrower subsequently transferred interest in the property to a new owner, which assumed the $3.6 million debt. The new note accrues interest at 8.25% for the first year, 9.25% thereafter, and matures October 30, 2008. As a result of the foregoing modification, TCI recorded a charge to earnings of $1.2 million in the fourth quarter of 2006.

In August 2001, TCI agreed to loan Dallas Fund XVII LP up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable initially had a variable interest rate, required monthly interest payments and originally matured in January 2003. TCI funded a total of $4.3 million on this note. In January 2003, TCI agreed to extend the maturity date to May 2003. The collateral used to secure TCI’s second lien was subsequently seized by the first lien holder. In March 2004, TCI agreed to accept an assignment of claims in litigation as additional security for the note. TCI later agreed to a modification agreement with the

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrower effective November 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note; the interest rate was fixed at nine percent per annum with all principal and interest due November 2005. TCI also received certain pledge and security agreements in various partnership interests belonging to the borrower and received various assignments of proceeds from asset sales in certain entities owned by the borrower. TCI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to TCI by the borrower and by $605,000 from cash received. TCI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. TCI received $1.4 million in September 2006 that was applied to accrued interest and principal. Through December 31, 2006, TCI has advanced an additional $2.73 million to the borrower.

Related Party Transactions.

In November 2006, ARI purchased Windmill Farms, 3,035 acres in Kaufman County, Texas for $52.0 million. The purchase price was funded by $39.1 million debt and $10.0 million Preferred Stock of TCI. In connection with the purchase by ARI, TCI issued $10.0 million of Series D Preferred Stock to the sellers of the property. The transaction was recorded on the books of TCI as a reduction in the amount payable to affiliate of $10.0 million. In addition, to facilitate the transaction, TCI guaranteed the debt incurred on the purchase.

In August 2006, TCI purchased 99 acres in Farmers Branch, Texas known as the LaDue/Walker tract, from ARI for $21.5 million. The transaction was financed by assumption of $9.9 million note payable and an increase in the amount payable to affiliate of $11.2 million.

In May 2006, TCI acquired the 102,615 square feet One Hickory office building in Farmers Branch, Texas from IORI. The purchase price was paid by forgiveness of the $12.2 million note receivable from IORI.

In 2006, TCI paid Prime, its affiliates and related parties $11.1 million in advisory, incentive and net income fees, $0.7 million in mortgage brokerage and equity refinancing fees, $3.64 million in property acquisition fees, $1.4 million in real estate brokerage commissions, $2.0 million in construction supervision fees and $2.35 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $2.8 million.

In August 2005, TCI sold 8.8 acres in Dallas, Texas known as the “Centura Land” to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, IORI has the right to convey the land to TCI for the original sales price, plus a 12 percent preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded. TCI granted IORI a one-year extension of the note payable in November 2006.

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

In March 2004, TCI sold a K-Mart in Cary, North Carolina to Basic Capital Management (“BCM”) for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at Prime plus two percent and matures in April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at Prime plus two percent and matures in April 2008.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2006	2005	2004
Balance January 1,	$—	$—	$1,456
Provision for loss	—	—	—
Fully reserved notes receivable	—	—	—
Decrease in provision	—	—	(1,456)

Balance December 31,	$—	$—	$—

NOTE 5.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Investment in equity method real estate entities consisted of the following:

	2006	2005
American Realty Investors, Inc. (“ARI”)	$12,757	$12,114
Income Opportunity Realty Investors, Inc. (“IORI”)	6,345	6,155
Garden Centura, L.P.	1,944	1,937
Other	9,527	4,453

	$30,573	$24,659

TCI owns an approximate seven percent interest in ARI, a publicly held real estate company, having a current market value of $88.3 million. Based on the ownership percentage of TCI’s investment in ARI and ARI’s current market value, TCI’s investment in ARI has a current market value of approximately $6.1 million. The carrying value of this investment is approximately $12.8 million at December 31, 2006. Management continues to believe the net asset value of ARI exceeds its market value and therefore, no impairment of TCI’s investment in ARI has been recorded.

TCI owns an approximate 24.0% interest in IORI, a publicly held real estate company. Based on the ownership percentage of TCI’s investment in IORI and IORI’s market value, TCI’s investment in IORI has a market value of approximately $6.9 million at December 31, 2006. The carrying value of this investment is approximately $6.3 million at December 31, 2006.

In December 2004, TCI sold a 95% interest in Garden Centura, L.P., a limited partnership that owns the 411,000 sq. ft. Centura Tower office building located in Farmers Branch, Texas. TCI retained a non-controlling one percent general partner and four percent limited partner interest in Garden Centura, L.P. TCI accounts for its investment in this partnership on the equity method. TCI advanced approximately $4.1 million to Garden Centura, L.P. during 2005 for rent abatements and tenant improvements. TCI contributed an additional $600,000 and $1.8 million to Garden Centura, L.P. for cash shortfalls in 2005 and 2006. These funds are recorded as an interest–bearing loan due from the partnership.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are summarized financial data for the entities accounted for using the equity method:

		2006	2005
Real estate, net of accumulated depreciation		$317,137	$296,037
Notes receivable		58,509	98,138
Other assets		219,883	210,323
Notes payable		(307,417)	(236,566)
Other liabilities		(132,231)	(219,814)

Shareholders equity/partners’ capital		$155,881	$148,118

	2006	2005	2004
Rents and interest and other income	$73,864	$112,983	$127,910
Depreciation	(5,226)	(7,722)	(7,884)
Operating expenses	(61,258)	(99,415)	(105,073)
Gain on land sales	12,218	31,868	3,844
Interest expense	(29,452)	(27,487)	(38,528)

Income (loss) from continuing operations	(9,854)	10,227	(19,731)
Income (loss) from discontinued operations	20,123	25,973	23,036

Net income	$10,269	$36,200	$3,305

TCI’s equity share of:

	2006	2005	2004
Income (loss) before gain on sale of real estate	$(610)	$906	$(1,275)
Gain on sale of real estate	1,308	1,688	1,497

Net income (loss)	$698	$2,594	$222

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI acquired equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 for $5.0 million, representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI has recognized unrealized gains of approximately $1.6 million, $900,000 and $1.6 million during 2006, 2005 and 2004, respectively, due to increases in market price since December 31, 2003.

NOTE 7.	NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2006		2005
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$782,529	$897,291	$703,409	$766,651

Interest payable		4,174		3,510

		$901,465		$770,161

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled principal payments are due as follows:

2007	$267,554
2008	87,315
2009	57,930
2010	31,953
2011	35,545
Thereafter	416,994

$897,291

Notes payable at December 31, 2006, accrue interest at rates ranging from 5.06% to 16.39% per annum, and mature between 2007 and 2045. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.119 million.

Circle C

In March 2006, TCI received a development loan in the amount of $31.3 million secured by the Circle C land in Austin, Texas. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

Ewing

In December 2006, TCI received a loan in the amount of $10.8 million for the purchase of approximately 16.8 acres in North Dallas known as the Ewing land. The land was acquired for future development and borders the cities of Addison and Farmers Branch, Texas. The loan matures in December 2009 and requires interest only payments at five and one-half percent until maturity.

Galleria East

In November 2006, TCI received a loan in the amount of $18.4 million in connection with the purchase of the Galleria East/Showcase Chevrolet property in North Dallas. The note requires interest only payments at six percent until maturity in December 2007.

Galleria West

In November 2006 TCI received approximately $5.2 million and 1.5 million in separate transactions for adjoining parcels of land in North Dallas totaling approximately nine acres. The notes require interest only payments at six percent until maturity in December 2007.

TCI received approximately $26.8 million in short-term financing from an independent investor during 2006. TCI repaid approximately $17.8 million on the loan during 2006. The remaining balance of $9.0 million is outstanding at December 21, 2006. Interest accrues at 12.5 percent.

In July 2005, TCI secured a line of credit with Colonial Bank for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, on 9.25% at December 31, 2006, requires interest only payments and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. As of December 31, 2006, the total amount due on the line of credit was $9.9 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, TCI received a loan in the amount of $4.0 million. The note accrued interest at the prime rate plus 2.0%, required monthly interest only payments and matured in May 2006. The loan was collateralized by TCI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate. The loan was paid in full in the second quarter of 2006.

In February 2005, TCI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments, and matures in July 2006. TCI is currently negotiating an extension on the note. The loan is collateralized by certain partnership interests that hold apartments owned by TCI. Anytime before maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In 2006, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
4400	Midland, TX	92 Units	$2,825	$945	$2,686	6.75%		1/37
Ashton Way	Midland, TX	178 Units	2,600	945	2,474	6.75		1/37
Hunters Glen	Midland, TX	212 Units	2,475	1,804	446	8.13	(1)	2/09
Woodview	Odessa, TX	232 Units	5,229	1,839	1,123	6.75		1/37

			13,129	5,533	6,729

Office Buildings
Forum OB	Richmond, VA	79,791 Sq. Ft.	6,000	4,721	1,152	7.75		7/13
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	9,300	6,858	2,308	6.93		5/10
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	9,500	7,331	1,860	7.03		9/11

			24,800	18,910	5,320

Land
Diplomat Tract I	Farmers Branch, TX	3.9 Acres	309	—	293	10.25		5/08
Diplomat Tract II	Farmers Branch, TX	4.0 Acres	321	—	304	10.25		5/08
Diplomat Tract III	Farmers Branch, TX	3.7 Acres	293	—	278	10.25		5/08
Forney Land	Kaufman County, TX	34.9 Acres	302	—	228	10.25		5/08
Hutton Tract	Farmers Branch, TX	2.4 Acres	281	—	265	10.25		5/08
Kaufman Cogen	Kaufman County, TX	2,567.0 Acres	3,573	—	3,447	10.25		5/08
Kaufman Taylor	Kaufman County, TX	30.9 Acres	2,564	—	2,481	10.25		5/08
LaDue/Walker	Farmers Branch, TX	99.0 Acres	10,538	—	334	8.60		8/08
Payne I Land	Las Colinas, TX	109.9 Acres	5,683	—	5,591	9.00		12/07
Payne II	Valley Ranch, TX	39.9 Acres	4,803	—	4,526	10.25		5/08
Pioneer Crossing	Travis County, TX	439.1 Acres	1,514	—	1,484	9.25		6/08
Valley Ranch	Irving, TX	29.9 Acres	2,520	—	2,469	10.25		5/08
West End Land	Dallas, TX	5.3 Acres	8,370	2,000	6,169	9.25	(1)	1/07

			41,071	2,000	27,869

			$79,000	$26,443	$39,918

(1)	Variable rate

A brief discussion of the most significant refinancing transactions of 2006 follows:

Woodview Apartments

In December 2006, TCI refinanced the Woodview Apartments in Odessa, Texas in the principal amount of $5.2 million from Union Bank of California. Terms of the note require monthly interest only payments through January 2010 and commencing February 2010 monthly principal interest payments based on a twenty-seven year amortization. The interest rate is fixed for the first five years at 6.75% then converts to a variable rate at the six month LIBOR rate plus 2.25% adjusted quarterly. The loan matures in January 2037.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forum Office Building

In June 2006, TCI obtained replacement financing for the Forum Office building in Richmond, Virginia in the principal amount of $6.0 million from Woori Bank in Richmond, Virginia. Terms of the note require monthly principal and interest payments based on a twenty-year amortization. The interest rate is fixed for the first five years at 7.75% and then converts to a variable rate at Prime plus 0.5%, adjusted quarterly. The loan matures in July 2013.

One Hickory

In May 2006, TCI refinanced the property at 1800 Valley View Lane in Farmers Branch, Texas known as One Hickory, in the principal amount of $9.3 million. TCI’s principal offices are located in this facility. The lender is Cathay Bank in Houston, Texas. The loan matures in 2010 and requires monthly principal and requires monthly principal and interest payments based on a 20-year amortization. The interest rate is fixed and based on the five-year Treasury Note plus 2%.

Two Hickory

In July 2006, TCI refinanced the property at 1750 Valley View Lane in Farmers Branch, Texas known as Two Hickory, in the principal amount of $9.5 million. The lender is Cathay Bank in Houston, Texas. The loan matures in September 2011 and requires monthly principal and interest payments based on a 25-year amortization. The interest rate is fixed and based on the five-year Treasury Note plus 2%.

LaDue/Walker

In October 2006, TCI refinanced the 99-acre tract in Farmers Branch, Texas known as LaDue/Walker. The gross amount of the loan was $13.9 million, which was reduced by $3.4 million previously escrowed for participations. The net proceeds after payoff of the previous loan were $0.3 million. Terms of the loan call for interest at 8.6% and maturity in August 2008.

Payne I Land

In April 2006, TCI obtained an additional $5.7 million in financing on the 109-acre tract of land located at State Highway 114 and Belt Line Road in Irving, Texas known as Payne I Land, or TCI 109 Beltline. The loan from Bank Midwest accrues interest at 9% and matures in December 2007 and is secured by a first and second lien on the subject property. Terms require interest only payments monthly and the balance at maturity.

West End Land

In March 2006, TCI refinanced the 5.34 acre tract in Dallas, Texas known as West End Land, in the principal amount of $8.37 million. The loan from U.S. Bank accrues interest at the Prime rate plus 1% and matures January 2007. In 2007, the loan was extended until March 2008.

Kaufman and Dallas County Land

In November 2006, TCI, through a subsidiary company, closed on the initial round of funding for a $15 million secured line of credit provided by a California-based lending institution. Proceeds for the initial funding were $14.3 million, net of closing costs and fees of $700,000. The net proceeds were used primarily to fund acquisitions and operations. Advances under the line of credit are presently secured by 11 separate tracts of land

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

located in Dallas County and Kaufman County, Texas, the largest of which is a 2,700 acre tract of land in Kaufman County. The advances accrue interest at the rate of Prime plus 200 basis points; interest is payable monthly. Monthly principal payments equal to 1/72nd of the outstanding advances are required in months 4-12 following the advance; additional principal payments equal to 1/36th of the outstanding advances are required in months 13-18 following the advance. All unpaid principal and interest is due on the earlier of a) 18 months after the advance or b) November 2010. The loan is guaranteed by TCI and TCI is required to meet certain net worth and coverage ratios on a quarterly and annual basis.

In 2005, TCI refinanced the following properties:

Property	Location	Sq. Ft./Units/ Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	(1)	5/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	5/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	5/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35

			4,887	3,475	1,108

Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	3/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	1/10

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		6/10

Land
2301 Valley Branch	Farmers Branch, TX	23.8 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	1/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	8/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	1/07
McKinney 36	Collin County, TX	34.6 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Payne I	Las Colinas, TX	109.8 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	3/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	1/07	(4)
West End(2)	Dallas, TX	5.5 Acres	2,000	—	1,842	8.00	(1)	6/07

			27,042	6,834	19,778

			$46,101	$19,298	$25,259

(1)	Variable rate.
(2)	Drawn on TCI’s $10 million line of credit for land acquisition and financing.
(3)	IORI purchased the Centura Land for $6.7 million. See Note 8. “RELATED PARTIES.”
(4)	Loan was paid off in November 2005 from a partial sale.

NOTE 8.	RELATED PARTY TRANSACTIONS

Throughout the period in which TCI qualified as a REIT for tax purposes, TCI charged rent to Regis Hotel Corporation, a related party, for TCI’s four hotel properties that were managed by Regis Hotel Corporation. As of December 31, 2000, when TCI no longer qualified as a REIT, the receivable from these rents totaled $2.1 million. During 2004 and 2005, this receivable was reduced by management fees earned by Regis Hotel Corporation. During 2006, TCI wrote off approximately $577,000 of the receivable which pertained to the Majestic Inn in San Francisco, California, which was sold in 2005. As of December 31, 2006 and 2005, the receivable from Regis Hotel Corporation was $403 million and $1.1 million, respectively.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, TCI’s Board of Directors approved the payment to Regis of a six percent construction management fee on all construction projects in progress at December 31, 2003 and thereafter, to be applied to all construction costs incurred during 2003 and thereafter on each project. TCI incurred construction management and supervision fees of $2.6 million for 2006 and $1.7 million for 2005.

In December 2003, TCI sold six properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. TCI sold 10.72 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge apartments for $19.0 million, the Cliffs of El Dorado apartments for $13.4 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and Tivoli apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable for seller financing to TCI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of TCI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is Senior Vice President of UHF. Due to UHF being a related party to TCI and TCI having continuing involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions have been accounted for using the deposit method and the properties and corresponding debt will continue to be consolidated by TCI. All of these transactions were approved by TCI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon, Limestone at Vista Ridge and Tivoli were approved by their prospective lenders for transfer to the purchasing entities. TCI has guaranteed the loans on these transfers. Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the note associated with the Sendero Ridge apartments.

In September 2004, TCI sold 9.96 acres known as Limestone Canyon II to UHF for a purchase price of $720,000 for a note receivable. Due to no cash received and common control, TCI has elected to account for this sale on the deposit method until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded for this transaction.

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

In August 2005, TCI sold 8.8 acres, known as “Centura Land” to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, the buyer has the right to convey the land to TCI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded. The put option was extended for one year and expires in November 2007.

In October 2003, TCI sold the One Hickory office building in Farmers Branch, Texas to IORI, a related party. TCI owns approximately 25 percent of the outstanding common shares of IORI. TCI sold One Hickory to IORI for $12.2 million and financed $12.0 million of the purchase price with a note receivable bearing interest at 5.49 percent per annum and maturing in June 2006. The $12.2 million sales price approximated TCI’s initial cost of acquiring the property in 2002 from American Realty Investors, Inc. (“ARI”), a related party. ARI owns approximately 82 percent of the outstanding common shares of TCI. IORI immediately sold One Hickory together with 202 acres of undeveloped land to a partnership, the general partner of which was then an affiliate of ARI for a total sales price of $37.2 million. In May 2006, the partnership sold One Hickory and the undeveloped land back to IORI for $37.2 million. IORI in turn sold One Hickory back to TCI, in satisfaction of the $12.0 million note payable to IORI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2006, ARI purchased Windmill Farms, 3,035 acres in Kaufman County, Texas for $52.0 million. The purchase price was partially funded by $39 million debt and $10.0 million Preferred Stock of TCI. In connection with the purchase by ARI, TCI issued $10.0 million of Series D Preferred Stock to the sellers of the property. The transaction was recorded on the books of TCI as a reduction in the amount payable to affiliate of $10.0 million.

In August 2006, TCI purchased 99 acres in Farmers Branch, Texas known as the LaDue/Walker tract, from ARI for $21.5 million. The transaction was financed by assumption of $9.9 million note payable and an increase in the amount payable to affiliate of $11.2 million.

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

Affiliate receivable with Regis Hotel Corporation are included within Other Assets and the affiliate payable to Prime and IORI is included within Other Liabilities in the accompanying consolidated balance sheet. Prime replaced BCM as the contractual advisor in July 2003 and assumed all of BCM’s affiliate balances and obligations from TCI. The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2006.

Prime
Balance, December 31, 2005	$(11,668)
Cash transfers	76,682
Cash repayments	(84,412)
Repayments through property transfers	20,079
Fees payable to affiliates	(22,747)
Insurance proceeds received by Advisor	11,272
Litigation settlement received by Advisor	2,442
Sale proceeds received by Advisor	1,462
Repayment for income tax reimbursement	3,771
TCI expenses paid by Prime	(2,558)

Balance, December 31, 2006	$(5,677)

Other Assets of December 31, 2006 and 2005 include $351,000 and $1.1 million respectively due from Regis Hotel Corporation, a related party.

NOTE 9.	PREFERRED STOCK

In conjunction with the purchase of the Baywalk, Island Bay and Marina Landing Apartments, all located in Galveston, Texas, TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $5.00 per share or $1.25 per quarter through September 2002, then $6.00 per share annually or $1.50 per quarter through September 2003, then $7.00 per share annually or $1.75 per quarter thereafter. After September 30, 2006, the Series C Preferred Stock may be converted into Common

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock at 90.0% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2006, 30,000 shares of Series C Preferred Stock were issued and outstanding.

In November 2006, TCI acquired approximately 3,000 acres of partially developed land in Forney, Texas, known as Windmill Farms for approximately $50.2 million. Forney is a suburb east of the Dallas Fort Worth Metroplex. The purchase price was paid by issuance of $10 million in TCI Series D Preferred Stock, as well as additional financing arranged by Prime. Immediately upon closing, TCI sold its interest in the property to ARI, for an amount equal to its investment in the property, at no gain or loss. ARI assumed all of the liabilities incurred associated with the purchase. The net $10 million proceeds from the sale to ARI were applied to reduce the balance due to Prime. The Series D Preferred Stock, which is not convertible into any other security, requires dividends payable at the initial rate of seven percent annually. The dividend rate increases ratably from seven to nine percent in future periods.

NOTE 10.     DIVIDENDS

TCI paid no dividends on its Common Stock in 2006, 2005 or 2004. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

NOTE 11.     STOCK OPTIONS

In October 2000, TCI’s stockholders approved the 2000 Stock Option Plan (“2000 Plan”). The 2000 Plan is administered by the Stock Option Committee, which currently consists of two Independent Directors of TCI. The exercise price per share of an option will not be less than 100% of the fair market value per share on the date of grant thereof. As of December 31, 2006, TCI had 300,000 shares of Common Stock reserved for issuance under the 2000 Plan. No options have been granted under the 2000 Plan.

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Each Independent Director was granted an option to purchase 5,000 Common shares at an exercise price of $14.875 per share on October 10, 2000, the date stockholders approved the plan. On January 1, 2005, 2004 and 2003, each Independent Director was granted an option to purchase 5,000 Common shares. The exercise price was $14.25, $16.73 and $17.64 per Common shares for 2005, 2004 and 2003, respectively. On December 15, 2005, the Board of Directors terminated the Director’s Plan.

	2006		2005
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	40,000	$16.01	30,000	$17.19
Granted	—	—	20,000	14.25
Exercised	—	—	—	—
Cancelled	—	—	(10,000)	17.19

Outstanding at December 31,	40,000	$16.01	40,000	$16.01

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.     ADVISORY AGREEMENT

Basic Capital Management, Inc. (“BCM”) served as advisor to TCI from March 28, 1989 to June 30, 2003. Effective July 1, 2003, BCM was replaced as contractual advisor to TCI by Prime Asset Management, Inc., (“PAMI”). PAMI is owned by Realty Advisors (80.0%) and Syntek West (20.0%), related parties. Syntek West is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc., (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is owned 100% by PIAMI, replaced PIAMI as the advisor to TCI. Realty Advisors, Inc. is owned by a trust established for the benefit of the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM or PIAMI or Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. In 2003 and 2005, Prime was required to refund to TCI $1.3 million and $2.4 million of Prime’s advisory fees. Prime was not required to refund any of its 2004 or 2006 advisory fees.

Additionally, if management were to request that Prime render services other than those required by the Advisory Agreement, Prime or an affiliate of Prime would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 13. “PROPERTY MANAGEMENT,” Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, provides property management services. As discussed in NOTE 14. “REAL ESTATE BROKERAGE”, since January 1, 2003, Regis Realty I, LLC (“Regis I”), a related party, provided, on a non-exclusive basis, brokerage services.

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

During 2004, 2005 and 2006, Regis I provided construction management and supervision services for TCI’s properties under construction. Regis I charged fees of 6.0% of certain construction costs. Those fees totaled $6.2 million, $2.0 million and $2.6 million for 2004, 2005 and 2006, respectively.

NOTE 14.    REAL ESTATE BROKERAGE

Regis I also provides brokerage services on a non-exclusive basis and is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Revenue, fees and cost reimbursements to or Prime and its affiliates:

	2006	2005	2004
Fees:
Advisory fee	$8,626	$4,735	$6,733
Sales incentive fee	1,490	—	—
Net income fee	972	522	1,933
Property acquisition	980	1,076	94
Mortgage brokerage and equity refinancing	678	202	1,361

	$12,746	$6,535	$10,121

Cost reimbursements	$2,778	$2,359	$2,181

Rent revenue	$846	$56	$69

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2006	2005	2004
Fees:
Property acquisition	$2,664	$2,452	$328
Real estate brokerage	1,878	1,878	6,320
Construction supervision	1,714	1,714	5,625
Property and construction management and leasing commissions	2,353	1,613	2,293

	$8,609	$7,657	$14,566

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    INCOME TAXES

For 2006, TCI has a taxable loss without the use of operating loss carry forwards. A net operating loss amount represents a credit toward regular Federal income tax liabilities in future years. As management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset created by a net operating loss, a 100% valuation allowance has been established.

Effective January 1, 2004, the company was eligible to file a consolidated return with ARI. The income tax benefit for 2006 and the income tax expense for 2004 in the accompanying financial statement were calculated under a Tax Sharing and Compensating Agreement (Agreement). In 2006, ARI had net income and TCI had net losses, thus, TCI recorded a current Federal tax benefit in the amount of $3,771,000. Since in 2004, TCI had net income and ARI had net losses, TCI recorded a current Federal tax liability in the amount of $12,500,000. The benefit in 2006 and the expense in 2004 were based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense is attributable to:

	2006	2005	2004
Income from continuing operations	$(4,608)	$(802)	$(10,976)
Income from discontinued operations	837	1,226	23,476

	$(3,771)	$424	$12,500

There was no deferred tax expense <benefit> recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2006	2005	2004
Computed “expected” income tax <benefit> expense	$1,227	$3,322	$12,200
Book to tax differences from partnerships not consolidated for tax purposes.	(2,619)	265	4,300
Book to tax differences of depreciation and amortization	811	729	1,900
Book to tax differences in gains on sale of property	(1,107)	2,935	(4,000)
Book to tax differences from insurance proceeds	(7,139)	—	—
Use of Net Operating Loss carryforward	—	(7,944)	(1,200)
Partial reduction allowance against current net operating loss benefit	6,317	—	—
Other	(1,261)	693	(700)

	$(3,771)	$—	$12,500

Alternative Minimum Tax	$—	$424	$—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2006	2005	2004
Net Operating Losses	$18,281	$7,792	$14,852
AMT Credits	1,210	1,347	923
Basis difference of:
Real Estate Holdings	(21,975)	(7,797)	(7,285)
Notes Receivable	4,711	4,711	2,721
Investments	(7,844)	(6,922)	(2,720)
Notes Payable	21,918	22,791	27,866
Deferred Gains	14,069	14,235	6,387

Total	30,370	36,157	42,744
Deferred Tax Valuation Allowance	(30,370)	(36,157)	(42,744)

Net Deferred Tax Asset	$—	$—	$—

TCI has tax net operating loss carryforwards of approximately $48.1 million expiring through the year 2026.

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2006:

2007	$24,864
2008	$22,286
2009	$19,221
2010	$14,485
2011	$10,193
Thereafter	$50,375

$141,424

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate totaling $25.0 million, $7.0 million and $10.4 million for 2006, 2005 and 2004, respectively. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, minority interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate totaling $16.5 million, $19.8 million and $21.9 million for 2006, 2005 and 2004, respectively. Excluded from operating segment assets are assets of $133.0 million at December 31, 2006 and $146.0 million at December 31, 2005, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002. See “NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for the years 2006, 2005 and 2004.

	Land	Commercial Properties	Apartments	Hotels	Total
2006
Rents	$1,091	$39,309	$76,303	$11,361	$128,064
Property operating expenses	2,819	24,131	45,425	6,590	78,965
Depreciation	6	9,264	11,094	1,277	21,641
Interest	10,838	11,045	27,926	2,021	51,830
Provision for asset impairment	—	—	—	—	—
(Gain) on land sales	(11,421)	—	—	—	(11,421)

Segment income (loss)	$(1,151)	$(5,131)	$(8,142)	$1,473	$(12,951)

Real estate improvements and construction	4,980	10,146	17,832	1,781	34,739
Assets	338,989	201,531	488,909	29,062	1,058,491

Property Sales
Sales price	$37,834	$—	$15,350	—	$53,184
Cost of sales	(26,413)	—	(9,661)	—	(36,074)

Gain on sale	$11,421	$—	$5,689	$—	$17,110

	Land	Commercial Properties	Apartments	Hotels	Total
2005
Rents	$571	$27,857	$65,355	$9,293	$103,076
Property operating expenses	2,630	15,664	39,210	5,373	62,877
Depreciation	—	6,571	8,578	902	16,051
Interest	5,050	7,448	25,071	1,608	39,177
Provision for asset impairment	1,840	—	—	—	1,840
(Gain) on land sales	(7,702)	—	—	—	(7,702)

Segment income (loss)	$(1,247)	$(1,826)	$(7,504)	$1,410	$(9,167)

Real estate improvements and construction	909	2,514	53,303	41	56,767
Assets	212,357	182,175	520,023	28,514	943,069

Property Sales
Sales price	$28,537	$50,927	$19,750	$7,900	$107,114
Cost of sales	(13,492)	(31,089)	(11,880)	(4,628)	(61,089)
Deferral of gains on current period sales	(7,343)	—	—	—	(7,343)
Recognition of previously deferred gains	—	—	493	—	493

Gain on sale	$7,702	$19,838	$8,363	$3,272	$39,175

	Land	Commercial Properties	Apartments	Hotels	Total
2004
Rents	$564	$24,499	$51,127	$7,414	$83,604
Property operating expenses	1,548	15,574	31,713	4,375	53,210
Depreciation	46	7,833	7,093	1,742	16,714
Interest	3,736	6,107	18,459	2,161	30,463
Provision for asset impairment	—	1,722	—	—	1,722
(Gain) on land sales	(7,110)	—	—	—	(7,110)

Segment income (loss)	$2,344	$(6,737)	$(6,138)	$(864)	$(11,395)

Real estate improvements and construction	410	4,828	152,684	4,090	162,012
Assets	134,575	127,528	480,492	35,933	778,528

Property Sales
Sales price	$32,550	$205,725	$38,392	$—	$276,667
Cost of sales	(24,859)	(143,826)	(29,316)	—	(198,001)
Deferred gain on sale	(581)	(5,455)	(2,172)	—	(8,208)

Gain on sale	$7,110	$56,444	$6,904	$—	$70,458

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2006	2005	2004
Segment operating income (loss)	$(12,951)	$(9,167)	$(11,395)
Other non-segment items of income/(expense):
General and administrative	(4,006)	(8,255)	(9,279)
Advisory fees	(8,626)	(4,736)	(6,733)
Interest income	2,698	3,671	3,683
Gain/(loss) on foreign currency transaction	2	292	3,766
Provision for losses	—	—	1,456
Discount on sale of note receivable	—	—	—
Net income fee	(972)	(522)	(1,933)
Incentive Fees	(1,490)	—
Other income (expense) items	21,407	370	555
Equity in earnings of investees	890	968	(1,497)
Minority interests	393	(112)	(1,194)

Income (loss) from continuing operations	$(2,655)	$(17,491)	$(22,571)

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

For 2006, 2005 and 2004, income (loss) from discontinued operations relates to nine operating properties sold in 2006 or to be sold in 2007, 13 operating properties sold during 2005 and 22 operating properties sold during 2004. The following table summarizes revenue and expense information for these properties sold.

	2006	2005	2004
Revenue
Rental	$10,252	$16,994	$36,052
Property operations	6,485	13,785	21,885

	3,767	3,209	14,167
Expenses
Interest	4,988	7,158	12,280
Depreciation	2,077	633	5,865

	7,065	7,791	18,145

Net loss from discontinued operations before gains on sale of real estate	(3,298)	(4,582)	(3,978)
Gain on sale of real estate	5,688	31,473	63,348
Write-down of assets held-for-sale	—	(1,580)	(4,477)
Equity in investees gain on sale of real estate	—	1,673	3,884

Net income from discontinued operations	$2,390	$26,984	$58,777

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2006 and 2005 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006
Rents and other property revenues	$29,399	$29,883	$33,225	$35,557
Operating expenses	26,249	25,058	30,368	31,563

Operating income	3,150	4,825	2,857	3,994

Other income/(expense)	(11,193)	(11,766)	(11,770)	4,544

Income (loss) before gain on land sales, equity in earnings of investees and minority interest	(8,043)	(6,941)	(8,913)	8,538

Gain on land sales	331	8,690	2,973	(573)
Equity in earnings (loss) of investees	103	(173)	(256)	1,216
Minority interests	(172)	361	355	(151)

Income (loss) from continuing operations	(7,781)	1,937	(5,841)	9,030
Income tax benefit	2,731	1,196	646	35

Net income (loss) from continuing operations	(5,050)	3,133	(5,195)	9,065
Discontinued operations, net of income tax	(3,441)	1,517	881	2,596

Net income (loss)	(8,491)	4,650	(4,314)	11,661
Preferred dividend requirement	(53)	(53)	(53)	(51)

Net income (loss) attributable to Common shares	$(8,544)	$4,597	$(4,367)	$11,610

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.65)	$.39	$(.66)	$1.14
Discontinued operations	(.44)	.19	.11	(.33)

Net income (loss) applicable to Common shares	$(1.09)	$.58	$(.55)	$1.47

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005
Rents and other property revenues	$22,291	$24,359	$26,932	$29,494
Operating expenses	21,150	22,727	23,392	24,649

Operating income	1,141	1,632	3,540	4,845
Other income/(expense)	(7,816)	(7,611)	(10,647)	(11,132)

Loss before gain on land sales, equity in earnings of investees and minority interest	(6,675)	(5,979)	(7,107)	(6,287)

Gain on land sales	10	2,394	2,331	2,967
Equity in earnings (loss) of investees	1,191	(45)	(170)	(8)
Minority interests	155	(181)	33	(119)

Loss from continuing operations	(5,319)	(3,811)	(4,913)	(3,447)
Income tax benefit	—	—	—	802

Net loss from continuing operations	(5,319)	(3,811)	(4,913)	(2,645)
Discontinued operations, net of income tax	9,667	143	1,287	14,661

Net income (loss)	4,348	(3,668)	(3,626)	12,016
Preferred dividend requirement	(53)	(52)	(53)	(52)

Net income (loss) attributable to Common shares	$4,295	$(3,720)	$(3,679)	$11,964

Earnings (Loss) Per Share
Net income (loss) from continuing operations	$(.68)	$(.49)	$(.63)	$(.34)
Discontinued operations	1.22	.02	.16	1.86

Net income (loss) applicable to Common shares	$.54	$(.47)	$(.47)	$1.52

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS 144.

NOTE 21.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Partnership Obligations.    TCI is the limited partner in 10 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2006 is approximately $2.1 million.

Commitments.    In September 2005, TCI deposited $1.8 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the Southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased. TCI has formed a number of partnerships with ICON Partners (formerly Woodmont Development) to develop various residential and commercial projects. Generally, TCI is a 75% general partner in these partnerships, and is obligated to advance any required equity.

Liquidity.    Management believes that TCI will generate excess cash from property operations in 2007; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

In September 2005, TCI guaranteed a loan of $1.6 million for a subsidiary of UHF. This loan is secured by a first lien on 22.3 acres of land known as Chase Oaks in Plano, Texas, owned by the related party.

In November 2005, TCI sold a note receivable for $1.1 million known as Round Mountain to a third party financial institution for full face value and accrued interest. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2005, TCI sold two notes receivable on McKinney Ranch land for $8.9 million to a third party financial institution for full face value and accrued interest. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

In October 2006, Realty Advisors, Inc. (“RAI”), an affiliate of TCI and the parent company of BCM, borrowed $8 million from a South Korea commercial bank for the purpose of partially funding an investment in SH Chemical Co., Ltd. (“SH”) a public company based in South Korea and a manufacturer of expanded polystyrene resin products. RAI purchased approximately 34% of the outstanding common stock of SH. The $8 million commercial bank loan is collateralized by RAI’s investment in SH and is guaranteed by TCI.

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

NOTE 22.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2006 not already reflected elsewhere in this 10-K are disclosed below.

In 2007, TCI purchased the following properties:

Property	Location	Sq. Ft./ Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Commercial
Parkwest I	Farmers Branch, TX	383,114 Sq. Ft.	$39,350	$1,587	$35,000	6.06	(1)%	1/09
Parkwest II	Farmers Branch, TX	707,559 Sq. Ft.	67,750	8,106	62,000	9.32	(1)	1/13

Land
Keller Springs	Addison, TX	5.7 Acres	2,526	539	2,021	9.25	(1)	2/08
Woodmont Group VIII

In 2007, TCI sold the following properties:

Property	Location	Units/Acres/ Rooms/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Land
McKinney Ranch Land	McKinney, TX	15.0 Acres	$2,789	$793	$1,850	$1,122

Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	24,650	3,128	15,518	3,648

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, TCI refinanced or financed the following properties:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate	Maturity Date
Hotels
City Suites Hotel	Chicago, IL	45 Rooms	$7,300	$3,551	$3,841	—%	—

Land
Manhattan Land	Farmers Branch, TX	108.9 Acres	7,000	—	6,620	10.0	1/08
Crowley & Wilmer Land	Crowley&Wilmer, TX	142.6 Acres	3,390	—	2,633	9.75	7/07

(1)	Variable rate.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Properties Held for Investment
Apartments
4400, Midland, TX	$2,825	$349	$1,396	$—	$—	(4)	$349	$1,396	$1,745	$303	1981	4/98	40 years
Anderson Estates, Oxford, MS	984	691	2,683	—	—		691	2,683	3,374	99	2001	1/06	40 years
Arbor Point, Odessa, TX	1,807	321	1,285	526	—		321	1,811	2,132	835	1975	8/96	5-40 years
Ashton Way, Midland, TX	2,600	384	1,536	52	—		384	1,588	1,972	414	1978	4/98	5-40 years
Autumn Chase, Midland, TX	1,138	141	1,265	—	—	(4)	141	1,265	1,406	214	1985	4/00	40 years
Blue Lake Villas, Waxahachie, TX	10,555	762	10,521	—	—		526	10,757	11,283	982	2002	1/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,050	287	4,451	—	—		287	4,451	4,738	111	2005	1/04	40 years
Breakwater Bay, Beaumont, TX	9,709	740	10,435	—	—		740	10,435	11,175	485	2003	5/03	40 years
Bridges on Kinsey, Tyler, TX	14,283	862	15,849	150	—		862	15,999	16,861	769	2005	2/04	40 years
Capitol Hill, Little Rock, AR	9,297	932	8,875	—	—		1,860	7,948	9,808	530	2003	3/03	40 years
Courtyard, Midland, TX	1,311	151	1,359	—	—		151	1,359	1,510	193	1976	5/01	40 years
Coventry, Midland, TX	1,145	236	369	173	—		236	542	778	269	1977	8/96	5-40 years
Curtis Moore/Leflore, Greenwood, MS	1,757	847	5,774	—	—		847	5,774	6,621	225	2003	1/06	40 years
Dakota Arms, Lubbock, TX	12,410	921	12,888	—	(76	)(2)	921	12,812	13,733	533	2005	1/04	40 years
David Jordan Phase 2, Greenwood, MS	641	277	1,521	—	—		277	1,521	1,798	52	1999	1/06	40 years
David Jordan Phase3, Greenwood, MS	684	439	2,115	—	—		439	2,115	2,554	81	2003	1/06	40 years
DeSoto Ranch, DeSoto, TX	16,008	1,472	17,856	—	—		1,472	17,856	19,328	1,276	2002	5/02	40 years
El Chaparral, San Antonio, TX	3,983	279	2,821	—	(402)		279	2,419	2,698	1,213	1963	1/88	5-40 years
Fairway View Estates, El Paso, TX	3,105	548	4,530	261	—		548	4,791	5,339	578	1980	3/93	5-40 years
Fairways, Longview, TX	4,507	657	1,532	119	(266	)(2)	657	1,386	2,043	1,126	1977	3/99	40 years
Falcon Lakes, Arlington, TX	13,433	1,437	15,375	—	—		1,438	15,376	16,814	1,691	2001	10/01	40 years
Fountain Lake, Texas City, TX	2,913	861	2,585	19	(254)		861	2,350	3,211	778	1975	12/94	5-40 years
Fountains of Waterford, Midland, TX	1,533	311	852	1,538	—		311	2,390	2,701	1,717	1974	4/05	5-40 years
Foxwood Apartments, Memphis, TN	5,441	699	6,289	—	—		699	6,289	6,988	197	1977	5/98	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Harper’s Ferry, Lafayette, LA	2,991	349	1,398	223	—		429	1,541	1,970	677	1972		2/92	5-40 years
Heather Creek, Mesquite, TX	11,846	1,100	12,241	—	—		1,326	12,015	13,341	801	2003		3/03	40 years
Hunters Glen, Midland, TX	2,457	519	2,075	321	—		519	2,396	2,915	788	1982		1/98	5-40 years
Kingsland Ranch, Houston, TX	22,338	1,188	23,387	238	136	(2)	2,011	22,938	24,949	1,132	2005		3/03	5-40 years
Laguna Vista, Farmers Branch, TX	5,149	288	6,638	—	1,660	(9)(2)	288	8,298	8,586	—	2006		12/04	—
Lake Forest, Houston, TX	12,542	335	13,708	—	—	(9)(2)	334	13,709	14,043	457	2005		1/04	5-40 years
Legends of El Paso, El Paso, TX	4,204	1,318	4,009	—	1,132	(9)	1,318	5,138	6,456	—	2006		7/05	—
Limestone Canyon, Austin, TX	12,032	1,998	12,247	—	1,895	(4)	1,997	14,142	16,139	2,296	1997		7/98	40 years
Limestone Ranch, Lewisville, TX	12,206	1,620	13,058	—	—		1,620	13,058	14,678	1,525	2001		5/01	40 years
Mariposa Villas, Dallas, TX	12,170	788	13,130	—	—		788	13,131	13,919	859	2002		1/02	40 years
Mason Park Apartments, Houston, TX	554	2,225	554	—	—		2,225	554	2,779	—	—	(9)	8/06	—
Mission Oaks, San Antonio, TX	12,140	—	12,073	2,309	—		—	14,382	14,382	—	—	(9)	5/05	—
Monticello Estates, Monticello, AR	542	285	1,508	—	—		285	1,508	1,793	62	2002		1/06	—
Mountain Plaza, El Paso, TX	5,031	837	3,347	139	—		837	3,486	4,323	892	1972		1/98	5-40 years
Oak Park IV, Clute, TX	891	224	674	27	(95	)(2)	224	605	829	214	1981		6/94	5-40 years
Paramount Terrace, Amarillo, TX	3,078	340	3,061	—	—		340	3,061	3,401	624	1983		5/00	40 years
Parc at Maumelle, Maumelle, AR	15,909	1,153	10,096	340	6,995	(9)(2)	1,153	10,929	18,584	—	—	(9)	12/04	—
Parc at Metro Center Apartments, Nashville, TN	1,938	960	2,284	800	263	(9)(2)	960	3,347	4,307	—	(9)		5/05	—
Parc at Rogers, Rogers, AR	406	1,749	774	199	—		1,749	973	2,722	—	—	(9)	4/04	—
Pecan Pointe, Temple, TX	1,650	1,744	—	—	—		1,744	—	1,744	—	—	(9)	10/06	—
Quail Oaks, Balch Springs, TX	2,525	90	2,160	152	(187	)(2)	125	2,090	2,215	1,214	1982		2/87	5-40 years
River Oaks, Wiley, TX	9,651	590	11,768	—	—		590	11,768	12,358	1,862	2001		10/01	40 years
Riverwalk Phase I, Greenville, MS	352	198	1,537	—	—		198	1,537	1,735	55	2000		1/06	40 years
Riverwalk Phase II, Greenville, MS	1,342	414	4,029	—	—		414	4,029	4,443	144	2002		1/06	40 years
Sendero Ridge, San Antonio, TX	24,044	2,635	26,725	—	655	(2)	2,635	27,379	30,014	1,941	2001		11/01	40 years
Somerset, Texas City, TX	2,636	936	2,811	—	(274	)(2)	936	2,537	3,473	1000	1985		12/93	5-40 years
Southgate, Odessa, TX	1,838	335	1,338	318	—		335	1,656	1,991	664	1976		8/96	5-40 years
Spy Glass, Mansfield, TX	15,778	1,376	15,963	—	—		1,291	16,048	17,339	1,431	2002		3/02	40 years
Stonebridge at City Park, Houston, TX	14,357	1,545	14,883	—	—		1,545	14,883	16,428	583	2005		1/04	40 years
Sunchase, Odessa, TX	3,144	742	2,842	457	—		753	3,288	4,041	1,085	1981		10/97	5-40 years
Tivoli, Dallas, TX	9,725	1,355	12,592	—	—		1,355	12,592	13,947	1,244	2001		12/01	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Treehouse, Irving, TX	5,578	312	2,807	—	—		312	2,807	3,119	175	1974	5/04	5-40 years
Verandas at City View, Fort Worth, TX	19,125	2,545	20,599	—	—		2,545	20,598	23,143	1,540	2001	9/01	40 years
Vistas at Pinnacle Park, Dallas, TX	18,850	1,750	19,820	—	—		1,750	19,820	21,570	1,203	2003	10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	15,899	1,265	15,776	654	168		1,265	16,598	17,863	491	2005	1/04	40 years
Westwood, Mary Ester, FL	494	85	341	91	—		85	432	517	188	1977	08/06	5-40 years
Wildflower Villas, Temple, TX	12,972	1,119	14,482	285	—		1,119	14,767	15,886	33	2005	4/04	40 years
Willow Creek, El Paso, TX	2,110	608	1,832	76	(156	)(2)	608	1,752	2,360	607	1972	5/94	5-40 years
Windsong, Fort Worth, TX	10,580	790	11,526	—	—		790	11,526	12,316	821	2003	7/03	40 years
Woodview, Odessa, TX	5,229	716	2,864	102	—		716	2,966	3,682	723	1974	5/98	5-40 years

Total Apartments	442,422	53,030	457,119	9,569	11,194		54,811	469,597	530,911	42,002
Office Buildings
1010 Commons, New Orleans, LA	15,906	2,113	15,010	20,717	(1,218	)(2)	2,127	34,495	36,662	17,191	1971	3/98	5-40 years
225 Baronne, New Orleans, LA	5.079	1,162	13,718	—	—		1,162	7,718	8,880	7,641	1960	3/98	5-40 years
600 Las Colinas, Irving, TX	39,227	5,751	51,759	2,686	—		5,751	54,445	60,196	2,040	1984	8/05	5-40 years
Amoco, New Orleans, LA	8,187	894	3,582	7,533	(1,149	)(2)	1,233	9,627	10,860	6,002	1974	6/97	5-40 years
Clarke Garage, New Orleans, LA	—	1,033	9,293	—	—		1,033	9,293	10,326	97	—	8/06	—
Eton Square, Tulsa, OK	9,981	1,469	13,217	2,835	—		1,469	16,052	17,521	3,190	1985	9/99	5-40 years
Executive Court, Memphis, TN	—	197	1,773	17	—		197	1,790	1,987	94	1980	12/04	5-40 years
Forum, Richmond, VA	5,947	1,360	5,439	1,486	—		1,360	6,925	8,285	2,760	1987	10/92	2-40 years
Lexington Center, Colorado Springs, CO	3,654	1,103	4,413	733	—		1,103	5,146	6,249	1,624	1986	12/97	3-40 years
One Hickory Center, Farmers Branch, TX	9,244	1,221	10,993	—	—		1,221	10,993	12,214	183	1998	5/07	7-40 years
Park West, Dallas, TX	5,920	1,036	9,324	4,697	—		1,036	14,021	15,057	573	1984	4/05	5-40 years
Parkway North, Dallas, TX	3,393	1,173	4,692	1,735	—		1,173	6,427	7,600	2,025	1980	2/98	2-40 years
Signature, Dallas, TX	2,148	1,075	2,921	1,384	(1,272	)(2)	1,075	3,033	4,108	915	1985	2/99	5-40 years
Two Hickory Center, Farmers Branch, TX	9,469	1,150	10,352	192	—		1,150	10,544	11,694	352	2000	1/05	5-40 years
Westgrove Air Plaza, Addison, TX	2,853	211	1,898	3,723	(3,391	)(2)	211	2,230	2,441	888	1982	10/97	5-40 years

Total Office Buildings	121,008	20,948	158,384	47,738	(7,030		21,301	192,739	214,040	45,575

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Hotels
Akademia, Wroclaw, Poland	23,665	2,184	17,187	1,719	63		2,184	18,969	21,153	3,292	2001	2/01	5-40 years
City Suites, Chicago, IL	3,553	950	3,847	1,146	—		950	4,993	5,943	1,777	1995	12/98	5-40 years
The Majestic, Chicago, IL	3,104	572	2,287	1,643	—		572	3,930	4,502	1,559	1995	12/98	5-40 years
Willows, Chicago, IL	3,416	945	3,779	1,491	—		945	5,270	6,215	2,123	1995	12/98	5-40 years

Total Hotels	33,738	4,651	27,100	5,999	63		4,651	33,162	37,813	8,751
Industrial Warehouses
5360 Tulane, Atlanta, GA	349	95	514	141	(44	)(2)	127	579	706	372	1970	11/97	5-40 years
Addison Hangar, Addison, TX	—	928	1,481	51	—		1,616	844	2,460	302	1992	12/99	5-40 years
Addison Hangar II, Addison, TX	—	—	1,150	248	—		—	1,398	1,398	872	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,295	984	3,934	67	—		984	4,001	4,985	943	1958	10/97	5-40 years
Space Center, San Antonio, TX	1,010	247	1,332	112	(131	)(2)	329	1,231	1,560	899	1970	11/97	5-40 years

Total Industrial Warehouses	4,654	2,254	8,411	619	(175)		3,056	8,053	11,109	3,388
Shopping Centers
305 Baronne, New Orleans, LA	—	211	1,903	—	—		211	1,903	2,114	20	1902	8/06	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,965	870	7,830	129	—		870	7,960	8,830	704	1979	3/03	5-40 years
Cullman, Cullman, AL	1,274	200	1,800	300	—		200	2,100	2,300	527	1979	3/03	5-40 years
Dunes Plaza, Michigan City, IN	3,626	1,230	5,430	1,566	—		1,529	6,697	8,226	3,164	1978	3/92	5-40 years
Willowbrook Village, Coldwater, MI	6,224	852	7,663	—	—		851	7,663	8,514	224	1991	10/05	5-40 years

Total Shopping Centers	18,089	3,363	24,626	1,995	—		3,661	26,323	29,984	4,639
Land
1013 Commons, New Orleans, LA	—	615	—	123	559		579	718	1,297	136	—	8/98	—
217 Rampart, New Orleans, LA	—	2,076	—	—	—		2,076	—	2,076	—	—	8/06	—
2301 Valley Branch	2,400	4,253	—	—	—		4,253	—	4,253	—	—	2/04	—
Alliance Airport 8, Tarrant County, TX	553	738	—	—	—		738	—	738	—	—	10/05	—
Alliance Airport 52, Tarrant County, TX	408	2,656	—	—	—		2,656	—	2,656	—	—	5/05	—
Alliance Airport Land, Tarrant County, TX	1,610	895	—	—	—		895	—	895	—	—	10/05	—
Bolivar Estates, Bolivar City, MS	1,196	684	385	—	—		684	385	1,069	—	—	10/06	—
Broadway Estates, Broadway City, MS	758	232	383	—	—		232	383	615	—	—	11/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Castleglen, Garland, TX	—	760	—	—	—		760	—	760		—	10/06	—
Centura, Farmers Branch, TX	6,769	13,300	—	633	(1,810	)(3)	11,779	344	12,123	—	—	12/02	—
Circle C Land, Austin, TX	25,820	26,259	1,614	—	—		26,259	1,614	27,873	—	—	3/06	—
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	6/04	—
Creekside, Ft. Worth, TX	—	2,201	—	—	—		2,201	—	2,201	—	—	7/06	—
Crowley, Ft. Worth, TX	—	1,569	—	—	—		1,569	—	1,569	—	—	7/06	—
Dedeaux Road, Gulfport, MS	1,520	1,612	—	—	—		1,612	—	1,612	—	—	10/06	—
Denton Coonrod, Denton, TX	316	1,886	—	14	—		1,900	—	1,900	5	—	12/05	—
Denton Land, Denton, TX	197	2,234	—	—	—		2,234	—	2,234	—	—	12/05	—
Denton Andrew B Land, Denton, TX	840	895	—	—	—		895	—	895	—	—	10/04	—
Denton Andrew C Land, Denton, TX	1,365	318	—	—	—		318	—	318	—	—	10/05	—
DeSoto, DeSoto, TX	1,635	2,651	—	25	—		2,676	—	2,676	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	924	1,775	—	—	—		1,775	—	1,775	—	—	12/06	—
Dominion, Dallas, TX	1,275	3,931	—	—	—		3,931	—	3,931	—	—	3/99	—
Ewing Land	10,752	15,952	—	—	—		15,952	—	15,952	—	—	12/06	—
Fiesta Mart, San Angelo, TX	—	44	—	—	—		44	—	44	—	—	1/93	—
Folsom, Dallas, TX	—	1,781	—	1,666	(1,217	)(2)	2,230	—	2,230	—	—	10/00	—
Forney Land, Kaufman County, TX	2,564	4,119	—	—	—		4,119	—	4,119	—	—	6/06	—
Fruitland, Fruitland Park, FL	—	253	—	15	(229	)(6)(8)	23	16	39	5	—	5/92	—
Hollywood Casino, Farmers Branch, TX	3,210	16,987	—	115	(5,940	)(8)	11,162	—	11,162	—	—	6/02	—
Icon East Center Retail, Dallas, TX	18,348	26,120	—	—	477	(10)	26,120	477	26,597	—	—	11/06	—
Icon Town Center Hotel, Dallas, TX	—	—	—	—	52	(10)	—	52	52	—	—	11/06	—
Icon Town Center Office, Dallas, TX	—	—	—	—	—	(10)(2)	—	—	—	—	—	11/06	—
Icon Town Center Residential, Dallas, TX	—	—	—	—	—	(10)(2)	—	—	—	—	—	11/06	—
Kaufman Cogen Land, Kaufman, TX	3,573	6,109	—	—	—		6,109	—	6,109	—	—	12/05	—
Kaufman Taylor Land, Kaufman, TX	302	486	—	—	—		486	—	486	—	—	11/05	—
Keller Springs Lofts, Addison, TX	690	732	—	—	361	(10)	732	361	1,093	—	—	10/06	—
Kinwest, Las Colinas, TX	1,580	1,819	—	—	203	(10)	1,819	203	2,022	—	—	10/06	—
Lacy Longhorn, Farmers Branch, TX	1,897	4,474	—	—	—		4,474	—	4,474	—	—	6/04	—
Ladue/Walker, Farmers Branch, TX	10,538	21,500	—	—	—		21,500	—	21,500	—	—	9/06	—
Lago Vista, Farmers Branch, TX	1,574	2,694	—	—	3,646	(10)	2,694	3,646	6,340	—	—	9/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Lakeshore Villas, Harris County, TX	—	84	—	—	—		81	3	84	—	—	3/02	—
Lamar Parmer/Limestone II, Austin, TX	—	1,999	—	564	—		2,017	546	2,563	—	—	1/00	—
Las Colinas Apartments/Lofts, Las Colinas, TX	—	—	—	—	75	(10)	—	75	75	—	—	11/06	—
Las Colinas Condos, Las Colinas, TX	—	—	—	—	74	(10)	—	74	74	—	—	11/06	—
Las Colinas High Rise Apartments, Las Colinas, TX	—	—	—	—	194	(10)	—	194	194	—	—	11/06	—
Las Colinas High Rise Office, Las Colinas, TX	—	—	—	—	45	(10)	—	45	45	—	—	11/06	—
Las Colinas Townhomes, Las Colinas, TX	—	—	—	—	55	(10)	—	55	55	—	—	11/06	—
Las Colinas, Las Colinas, TX	—	995	—	5	—		1,000	—	1,000	—	—	1/96	—
LCLLP, Las Colinas, TX	1,831	4,950	—	26	(470	)(8)	4,506	—	4,506	—	—	12/04	—
Lincoln Estates, Carthage, MS	—	175	—	—	—		175	—	175	—	—	12/06	—
Longfellow Arms, Longview, TX	1,345	1,352	—	—	—		1,352	—	1,352	—	—	12/06	—
Lubbock, Lubbock, TX	—	234	—	—	—		234	—	234	—	—	1/04	—
Luna Rd Land, Farmers Branch, TX	—	261	—	—	—		261	—	261	—	—	7/05	—
Mandahl Bay Land, U.S. Virgin Islands	3,287	14,660	—	609	(226	)(8)	14,623	420	15,043	—	—	11/05	—
Manhattan, Farmers Branch, TX	—	11,186	—	8,314	(7,426	)(2)	12,074	—	12,074	34	—	2/00	—
Mansfield Land, Mansfield, TX	943	1,520	—	—	—		1,520	—	1,520	—	—	9/05	—
Marine Creek, Ft. Worth, TX	1,727	2,923	—	244	—		3,143	24	3,167	—	—	6/02	—
Mason Park, Houston, TX	—	2,790	—	326	(1,188	)(8)	1,602	326	1,928	—	—	6/02	—
McKinney 36, Collin County, TX	3,995	2,203	—	—	(230	)(2)	1,973	—	1,973	—	—	1/98	—
McKinney Ranch Land, Collin County, TX	18,000	47,327	—	—	(20,755	)(8)	26,572	—	26,572	—	—	12/05	—
Mercer Apartments/Lakeside Lofts, Farmers Branch, TX	—	—	—	—	—	(10)(2)	—	—	—	—	—	11/06	—
Mercer Townhomes, Farmers Branch, TX	—	—	—	—	—	(10)(2)	—	—	—	—	—	11/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation		Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Mira Lago, Farmers Branch, TX	—	253	—	13	—		266	—	266	—		—		5/01	—
Nakash, Malden, MO	—	113	—	—	—		113	—	113	—		—		1/93	—
Nashville, Nashville, TN	—	1,890	—	34	(994	)(8)	930	—	930	—		—		6/02	—
Pac-Trust, Dallas, TX	—	1,232	—	2,868	(2,855)		1,245	—	1,245	—		—		10/01	—
Pantaze Land, Dallas, TX	—	275	—	15	—		290	—	290	—		—		11/05	—
Parc at Clarksville, Clarksville, TN	541	571	—	—	—		571	—	571	—	(9)	—		5/06	—
Parkway Place, Greenwood, MS	487	884	—	—	—		884	—	884	—		—		12/06	—
Payne I and II, Las Colinas, TX	14,935	17,500	—	1,275	—		18,775	—	18,775	—		—		12/04	—
Pioneer Crossing, Austin, TX	1,515	614	—	—	—		614	—	614	—		—		3/06	—
Plaza at Chase Oaks, Plano, TX	—	—	—	—	8	(10)	—	8	8	—		—		11/06	—
Polo Estates at Bent Tree, Dallas, TX	2,149	4,003	—	—	573	(10)	4,003	573	4,576	—		—		11/06	—
Polo Estates at Park Forest, Dallas, TX	1,286	4,807	—	—	1,476	(10)	4,807	1,476	6,283	—		—		11/06	—
Polo Estates Signature Place, Dallas, TX	—	—	—	—	93	(10)	—	93	93	—		—		11/06	—
Pulaski, Pulaski County, AR	1,257	2,095	—	—	—		2,095	—	2,095	—		—		6/03	—
Ranchview, Irving, TX	—	—	—	—	13	(10)	—	13	13	—		—		11/06	—
RB Land, Dallas, TX	—	703	—	—	—		703	—	703	—		—		11/06	—
Ridgepoint Drive, Irving, TX	—	189	—	—	—		189	—	189	—		—		12/06	—
Rochelle I, Las Colinas, TX	2,547	3,750	—	—	—		3,750	—	3,750	—		—		12/04	—
Rochelle II, Las Colinas, TX	4,338	6,445	—	—	—		6,445	—	6,445	—		—		12/04	—
Seminary West, Fort Worth, TX	—	234	—	—	—		234	—	234	—		—		7/01	—
Senlac Land, Farmers Branch, TX	—	656	—	—	—		656	—	656	—		—		12/05	—
Senlac VHP Land, Farmers Branch, TX	—	622	—	—	—		622	—	622	—		—		8/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—		—		9/03	—
Southwood 1394 Land, Tallahassee, FL	748	1,209	—	—	—		1,209	—	1,209	—		—		2/06	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	—		556	—	556	—		—		6/05	—
Sunflower Estates, Sunflower City, MS	733	221	365	—	—		221	365	586	—		—	(9)	10/06	—
Union Pacific Railroad Land, Dallas, TX	—	837	—	—	—		837	—	837	—		—		3/04	—
Valley Ranch, Irving, TX	4,803	6,500	—	—	—		6,500	—	6,500	—		—		12/04	—
Valley View 20, Farmers Branch, TX	3,038	4,896	—	—	—		4,896	—	4,896	—		—		2/06	—
Valley View Common Park, Farmers Branch, TX	281	1,111	—	—	—		1,111	—	1,111	—		—		5/06	—
W Lofts, Farmers Branch, TX	6,705	7,775	—	—	472	(10)	7,775	472	8,247	—		—		11/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Waco 42/Breezy, Waco, TX	390	557	—	—	—		557	—	557	—	—		5/06	—
Waco, Swanson, Waco, TX	1,735	2,805	—	—	—		2,805	—	2,805	—	—		8/06	—
West End, Dallas, TX	8,808	11,405	—	77	(5,694	)(8)	5,711	77	5,788	—	—		8/97	—
Whorton Land Dallas, TX	3,828	4,530	—	—	—		4,530	—	4,530	—	—		7/05	—
Wilmer 88 Land Dallas, TX	—	668	—	5	—		673	—	673	—	—		8/05	—
Yazoo Estates, Yazoo City, MS	—	219	—	—	31	(9)	219	31	250	—	—	(9)	10/06	—
Total Land	195,391	360,083	2,747	16,966	(40,627)		326,100	13,069	339,169	180	—

Total Investment Properties	815,302	444,329	678,387	82,886	(36,054)		413,580	742,943	1,163,026	104,535

Properties Held for Sale
Baywalk Galveston, TX	5,177	679	6,106	—	(386)		679	5,720	6,399	675	1979		9/01	5-40 years
Bluffs At Vista Ridge, Lewisville, TX	15,518	2,285	18,832	—	—		2,585	18,832	21,417	1,039	2005		5/03	40 years
Island Bay, Galveston, TX	14,571	2,095	18,853	—	(1,193)		2,095	17,660	19,755	1,847	1973		9/01	40 years
Marina Landing, Galveston, TX	12,414	1,240	11,160	—	—		1,240	11,161	12,400	1,486	1985		9/01	40 years

Total Properties Held for Sale	47,680	6,599	54,951	—	(1,579)		6,599	53,373	59,971	5,047

	$862,982	$450,928	$733,338	$82,886	$(36,574)		$420,179	$796,316	$1,222,997	$109,582

(1)	The aggregate cost for federal income tax purposes is $978.7 million.
(2)	Purchase accounting basis adjustment.
(3)	Write-down of property to estimated net realizable value.
(4)	Construction period interest and taxes.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Cash received for easement deducted from the basis of the property.
(7)	Cash received for condemnation of part of property.
(8)	Sale or contribution of portion of property.
(9)	Property under construction.
(10)	Property acquired by TCI subsidiary for future development.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2006	2005	2004
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,031,028	$863,815	$873,619
Additions
Purchases, improvements and construction	239,295	242,660	222,789
Deductions
Sale of real estate	(45,942)	(72,027)	(226,396)
Asset impairments	(1,384)	(3,420)	(6,197)

Balance at December 31,	$1,222,997	$1,031,028	$863,815

Reconciliation of Accumulated Depreciation
Balance at January 1,	$87,959	$85,287	$91,291
Additions
Depreciation	23,718	16,684	22,578
Deductions
Sale of real estate	(2,095)	(14,013)	(28,582)

Balance at December 31,	$109,582	$87,958	$85,287

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage		Carrying Amounts of Mortgage(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

FIRST MORTGAGE LOANS

400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.	8.25%	10/08	Monthly interest only payments.	$—	$3,612	*	$3,612	$—

Bolivar Homes, LLC	9.25	10/06	Upon maturity.	—	177	(1)	177	—

Yazoo Estates, LLC	9.25	10/06	Upon maturity.	—	177	(1)	177	—

Broadway Estates, LLC	9.25	10/06	Upon maturity.	—	166	(1)	166	—

Sunflower Estates, LLC	9.25	10/06	Upon maturity.	—	177	(1)	177	—

Parkway Place, LLC	9.25	10/06	Upon maturity.	—	100	(1)	100	—

Audubon Terrace, LLC	9.25	10/06	Upon maturity.	—	103	(1)	103	—

Lincoln Estates, LLC	9.25	10/06	Upon maturity.	—	95	(1)	95	—

WRAPAROUND MORTGAGE LOANS
Pinemont Secured by an office building in Houston, TX.	10.4	07/08	Monthly principal and interest payments of $6,281.	152	467		105	—
Durham Centre Secured by an office building in Durham, NC.	7.63	09/07	Monthly interest only payments.	10,201	14,536		14,519	—

JUNIOR MORTGAGE LOANS
Dallas Fund XVII Secured by an assignment of partnership interest and litigation proceeds.	9.0	10/06	Principal and interest due at maturity.	—	4,303		2,983	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.0	10/08	Interest only payments start in November 2007.	12,000	2,386		3,177	—

Durham Centre 2nd lien on office building in Durham, NC.	7.63	09/17	Monthly interest only payments.	10,201	3,297		3,297	—

Unified Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX.	4.0	Demand	Excess property cash flow payments.	—	341		341	—

OTHER
BCM—K-Mart Cary Unsecured.	9.25	04/08	Monthly interest payments.	—	1,523		1,523	—

BCM—Texstar Warehouse Unsecured.	9.25	04/08	Monthly interest payments.	—	1,252		1,252	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, LP.	7.25	01/07	Quarterly interest payments.	—	2,300		2,300	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, LP.	7.25	07/12	Quarterly interest payments.	—	1,050		740	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
Garden Centura, L.P. Unsecured.	7.0	None	Excess property cash flow payments or property sales proceeds.	—	—	6,492	—

UHF Kensington 100% interest in UH of Kensington, LLC.	12.0	04/09	Excess property cash flow payments.	—	125	157	—

Today Forest Park Investments Unsecured.	0.0	None	Partnership distributions as available.	—	678	475	—

Apartment Development Services Secured by 100% interest in partnership.	12.0	06/06	Principal and interest at maturity.	—	300	147	—

				$32,554	$37,165	42,115	$—

Interest						697

Allowance for estimated losses						(3,246)

						$39,566

(1)	Carrying amount of these notes was converted to equity in the respective partnerships in the first quarter of 2007.
*	Original note became non-performing in August 2005. In October 2006, the old note of $4.8 million was modified to $3.6 million and assumed by the new owner of the property. See Note 3. “NOTES AND INTEREST RECEIVABLE.”

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

	2006	2005	2004
	(dollars in thousands)
Balance at January 1,	$67,437	$53,895	$30,671
Additions
New mortgage loans	10,894	30,155	58,543
Deductions
Collections of principal	(32,262)	(16,613)	(11,563)
Mortgages eliminated from consolidation of partnerships	(3,954)	—	(23,754)
Discount on sale of note receivable	—	—	(2)

Balance at December 31,	$42,115	$67,437	$53,895

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP, US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2006. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2006, the internal control system over financial reporting met those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of Transcontinental Realty Investors, Inc. (“TCI”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of TCI, including the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignation of Earl D. Cecil (on February 29, 2004) as well as the election of independent directors, Ted R. Munselle and Sharon Hunt on February 20, 2004, and Robert A. Jakuszewski on November 22, 2005.

It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with TCI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in TCI’s “Corporate Governance Guidelines.” The text of this document has been posted on TCI’s internet website at http://www.transconrealty-invest.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

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

TED P. STOKELY:    Age 73, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

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

HENRY BUTLER:    Age 56, Director (Affiliated) (since December 2001).

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director (since July 2003) of ARI; and Director (December 2001 to July 2003) of IORI.

SHARON HUNT:    Age 64, Director (Independent) (since February 2004).

Licensed Realtor in Dallas, Texas with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997); Director (since 1991) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of ARI.

ROBERT A. JAKUSZEWSKI:    Age 44, Director (Independent) (since November 2005)

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

TED R. MUNSELLE:    Age 51, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc; President (since December 2004) of Applied Educational Opportunities, LLC, an educational organization which has career training schools located in the cities of Richardson and Tyler, Texas; Certified Public Accountant employed in the public accounting industry from 1977 until 1998 when he entered his current employment; Director (since February 2004) of ARI.

Board Committees

The Board of Directors held 11 meetings during 2006. For such year, no incumbent director attended fewer than 75.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2006.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The members of the Committee are Messrs. Munselle, Jakuszewski (Chairman) and Ms. Hunt.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2006.

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

Martin L. White, a director until November 22, 2005, served in such position from March 2004 through November 22, 2005. On November 22, 2005, the non-Management members of the Board designated Ted R. Munselle to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ending December 31, 2006.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com). Pursuant to the Guidelines, the Board undertook its annual review of director independence on February, 2006 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

DANIEL J. MOOS, 56

President and Chief Operating Officer (effective April 2007) of ARI, TCI, IORI and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

REAGAN K. VIDAL, 46

Executive Vice President, Managing Director of Capital Markets (since February 2007) of ARI, TCI and IORI; Senior Vice President, Guaranty Bank of Dallas, Texas from 1996 to January 2007; Vice President, U.S. Real Estate Group of Societe Generale, a France-based multi-national financial institution with U.S. real estate operations based in Dallas, Texas; and for more than five years prior thereto was Vice President, Western Region Commercial of Lomas Management, Inc., an advisor and manager to Lomas & Nettleton Mortgage Investors and Lomas Financial Corporation, then two publicly-traded real estate investment trusts.

LOUIS J. CORNA, 59

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

ALFRED CROZIER, 54

Executive Vice President—Residential Construction (since November 2006) of ARI, TCI and IORI; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice president of Westchase Construction, Ltd of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is a licensed architect.

STEVEN A. ABNEY, 51

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than ten percent of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and ten percent holders during the fiscal year ending December 31, 2006. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its ten percent holders and copies of the reports they have filed with the Commission.

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

Prime is a company of which Messrs. Crozier, Vidal, Moos, Corna, and Abney serve as executive officers. Prime is 80% indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is an officer of SWI and is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Prime shall be deemed to be in a fiduciary relationship to the TCI stockholders; contains a broad standard governing Prime’s liability for losses incurred by TCI; and contains guidelines for Prime’s allocation of investment opportunities as among itself, TCI and other entities it advises.

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

The Advisory Agreement also provides that for all activities in connection with or related to construction for the Company and its subsidiaries, Prime shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals.

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

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The directors and principal executive officers of Prime are set forth below.

Mickey N. Phillips:	Director
Ryan T. Phillips:	Director
A. Cal Rossi, Jr.:	Senior Executive Vice President
Daniel J. Moos:	President and Chief Operating Officer
Louis J. Corna:	Executive Vice President—General Counsel, Executive Vice President—Tax, Secretary
Reagan K. Vidal:	Executive Vice President, Managing Director of Capital Markets
Steven A. Abney:	Executive Vice President and Chief Financial Officer

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

The only remuneration paid by TCI is to the directors who are not officers or directors of Prime or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of TCI’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

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

During 2006, $123,500 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2006 through December 31, 2006, and 2006 special service fees as follows: Sharon Hunt, $30,000; Robert A. Jakuszewski, $30,000; Ted R. Munselle, $30,000; and Ted P. Stokely, $33,000.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime or BCM. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005.

As of March 23, 2007, options covering 40,000 shares of TCI Common Stock were outstanding.

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

	Cumulative Total Return
	2001	2002	2003	2004	2005	2006
TRANSCONTINENTAL REALTY INVESTORS INC.	100.00	109.91	104.24	88.79	103.74	86.60
DOW JONES US TOTAL MARKET	100.00	77.92	101.88	114.12	121.34	140.23
DOW JONES US REAL ESTATE	100.00	103.63	141.87	186.15	204.09	276.53

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of TCI are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
2000 Stock Option Plan approved by stockholders	—	—	300,000
Directors Stock Option Plan approved by stockholders	40,000		$—

Total	40,000		$300,000

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 23, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
EQK Holdings, Inc.(2) 1800 Valley View Lane Suite 300 Dallas, Texas 75234	5,278,149	66.8%

Transcontinental Realty Acquisition Corporation(3) 1800 Valley View Lane Suite 100 Dallas, Texas 75234	1,213,226	15.4%

(1)	Percentage is based upon 7,898,869 shares of Common Stock outstanding at March 23, 2007.
(2)	EQK Holdings, Inc. (“EQK”) is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.
(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARI.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 23, 2007.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Steven A. Abney	6,491,375	(2)	82.2%
Henry A. Butler	6,491,375	(3)	82.2%
Louis J. Corna	6,491,375	(2)	82.2%
Sharon Hunt	6,496,375	(3)(5)	82.2%
Robert A. Jakuszewski	6,491,375	(3)	82.2%
Ted Munselle	6,496,375	(3)(6)	82.2%
Ted P. Stokely	6,506,375	(3)(4)	82.4%
Reagan K. Vidal	6,506,375	(2)(3)(4)(5)(6)	82.4%
Alfred Crozier	6,506,375	(2)(3)(4)(5)(6)	82.4%
All Directors and Executive Officers as a group (9 individuals)	6,506,375	(2)(3)(4)(5)(6)	82.4%

(1)	Percentage is based upon 7,900,869 shares of Common Stock outstanding at March 23, 2007 and 25,000 shares which may be issued under existing Director Stock Options.
(2)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Each of the executive officers of TCI may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of TCI and its subsidiaries, EQK and TRAC. The executive officers of TCI disclaim such beneficial ownership.
(3)	Includes 5,278,149 shares owned by EQK and 1,213,226 shares owned by TRAC. Messrs. Butler, Stokely, Jakuszewski, and Munselle and Ms. Hunt may be deemed to be beneficial owners of such shares by virtue of their positions as directors of TCI. Messrs. Butler, Stokely, Jakuszewski, and Munselle and Ms. Hunt disclaim such beneficial ownership.
(4)	Includes 15,000 shares which may be acquired by Mr. Stokely pursuant to the Director Stock Option Plan.
(5)	Includes 5,000 shares which may be acquired by Ms. Hunt pursuant to the Director Stock Option Plan.
(6)	Includes 5,000 shares which may be acquired by Mr. Munselle pursuant to the Director Stock Option Plan.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

In February 1989, the Board of Directors voted to retain BCM as TCI’s advisor. See ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.” Effective July 1, 2004, Prime replaced BCM as the contractual advisor to TCI. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

Since February 1, 1991, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts the property-level management and leasing of 22 of TCI’s commercial properties to Regis I and three of its four hotels to Regis Hotel I, LLC.

Regis I also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

One of TCI’s Directors (Robert Jakuszewski) also serves as a director of IORI. The Director owes fiduciary duties to IORI as well as to TCI under applicable law. At December 31, 2006, TCI owned approximately 24.0%

of the outstanding common shares of IORI. Prime also serves as advisor to ARI. All of TCI’s directors also serve as Directors of ARI. Messrs. Vidal, Moos, Corna, and Abney serve as executive officers of ARI, Prime and IORI.

Related Party Transactions

Historically, TCI has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to TCI as could have been obtained from unrelated third parties.

Operating Relationships

In the year ended December 31, 2006, TCI received $70,000 in rent from Prime for a lease at Addison Hangar. An affiliate of BCM owns a corporate jet that is housed at the hangar and TCI has available space at the hangar.

Property Transactions Update

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

In December 2003, TCI’s Board of Directors approved the payment to Regis I of a six percent construction management fee on all construction projects in progress at December 31, 2003 and thereafter, to be applied to all costs incurred during 2003 and thereafter, on each project. Construction management fees of 2.6 million for 2006, 2.0 million for 2005 and 6.2 million for 2004 were treated as increases in the affiliate payable balance to Prime.

As more fully described in ITEM 2. “PROPERTIES-Real Estate,” TCI is a partner with IORI in Nakash Income Associates. TCI owns 345,728 shares of IORI’s Common Stock, an approximate 24.0% interest. At December 31, 2006, the market value of the IORI common shares was $2.3 million.

At December 31, 2006, TCI owned 746,972 shares of ARI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. The executive officers of TCI also serve as executive officers of ARI. Prime also serves as advisor to ARI and at March 23, 2007, ARI owned approximately 82.2% of TCI’s outstanding Common Stock. At December 31, 2006, the market value of the ARI common shares owned by TCI was $6.0 million.

In November 2006, ARI purchased Windmill Farms, 3,035 acres in Kaufman County, Texas for $52.0 million. The purchase price was funded by $39.1 million debt and $10.0 million Preferred Stock of TCI. In connection with the purchase by ARI, TCI issued $10.0 million of Series D Preferred Stock to the sellers of the property. The transaction was recorded on the books of TCI as a reduction in the amount payable to affiliate of $10.0 million.

In August 2006, TCI purchased 99 acres in Farmers Branch, Texas known as the LaDue/Walker tract, from ARI for $21.5 million. The transaction was financed by assumption of $9.9 million note payable and an increase in the amount payable to affiliate of $11.2 million.

In May 2006, TCI acquired the 102,615 square feet One Hickory office building in Farmers Branch, Texas from IORI. The purchase price was paid by forgiveness of the $12.2 million note receivable from IORI.

In 2006, TCI paid Prime, its affiliates and related parties $11.1 million in advisory, incentive and net income fees, $0.7 million in mortgage brokerage and equity refinancing fees, $3.64 million in property acquisition fees, $1.4 million in real estate brokerage commissions, $2.0 million in construction supervision fees and $2.35 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $2.8 million.

In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets or other liabilities. At December 31, 2006, TCI had receivables of $351,000 from Regis Hotel Corporation. Also at December 31, 2006, TCI owed $5.7 million to Prime.

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

Restrictions on Related Party Transactions

Article FOURTEENTH of TCI’s Articles of Incorporation provides that TCI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of TCI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Board of Directors or the appropriate committee thereof and (b) the Board of Directors or committee thereof determines that such contract or transaction is fair to TCI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of TCI entitled to vote thereon. Article FOURTEENTH defines an “Independent Director” as one who is neither an officer or employee of TCI nor a director, officer or employee of TCI’s advisor.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI by Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP for 2006 and 2005:

	2006		2005
Type of Fee	Farmer, Fuqua & Huff	BDO Seidman	Farmer, Fuqua & Huff	BDO Seidman
Audit Fees	$347,894	$—	$280,971	$102,184
Audit Related Fees	1,755	—	36,500	—
Tax Fees	37,005	7,317	34,405	50,021
All Other Fees	—	—	—	—

Total	$386,654	$7,317	$351,876	$152,205

The audit fees for 2006 and 2005, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2006 and 2005, respectively, were for services related to federal and state tax compliance and advice.

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

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and will approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15. EXHIBITS	AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Operations—Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows—Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

(b)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	*	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: April 2, 2007	By:	/s/ STEVEN A. ABNEY
Steven A. Abney Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	April 2, 2007

/s/ HENRY A. BUTLER Henry A. Butler	Director	April 2, 2007

/s/ SHARON HUNT Sharon Hunt	Director	April 2, 2007

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	April 2, 2007

/s/ TED R. MUNSELLE Ted R. Munselle	Director	April 2, 2007

/s/ STEVEN A. ABNEY Steven A. Abney	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2006

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	*	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.