Form 10-Q
period 2007-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2007-05-15
CIK 733590

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,888,987
(Class)	(Outstanding at May 7, 2007)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three months ended March 31, 2007, have not been audited by independent certified public accountants, but in the opinion of the management of Transcontinental Realty Investors, Inc. (“TCI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of TCI’s consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,243,299	$1,089,995
Less—accumulated depreciation	(102,653)	(97,541)

	1,140,646	992,454

Real estate held-for-sale	34,471	54,935
Real estate subject to sales contract	65,600	66,027

Notes and interest receivable (including $22,661 in 2007 and $33,947 in 2006 from affiliates and related parties)	44,373	39,566

Investment in unconsolidated real estate entities	30,300	30,573
Marketable equity securities, at market value	11,226	9,038
Cash and cash equivalents	3,992	4,803
Other assets (including $319 in 2007 and $1,085 in 2006 from affiliates and related parties)	48,127	52,771

	$1,378,735	$1,250,167

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $6,762 in 2007 and $6,769 in 2006 to affiliates and related parties)	$931,947	$799,069
Liabilities related to assets held-for-sale	42,783	43,579
Liabilities related to assets subject to sales contract	58,099	58,816
Other liabilities (including $12,702 in 2007 and $16,595 in 2006 to affiliates and related parties)	69,833	66,608

	1,102,662	968,072

Commitments and contingencies

Minority interest	16,572	16,166

Stockholders’ equity:
Preferred Stock
Series C Cumulative Convertible; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Series D; $.01 par value; authorized, issued and outstanding 100,000 shares at March 31, 2007 and December 31, 2006 (liquidation preference $100 per share)	1	1
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued 8,113,669 shares at March 31, 2007 and December 31, 2006	81	81
Additional paid-in capital	265,978	266,206
Treasury stock, at cost (214,800 shares at March 31, 2007 and 212,800 at December 31, 2006)	(3,129)	(3,086)
Retained earnings (deficit)	(4,838)	1,660
Accumulated other comprehensive income	1,408	1,067

	259,501	265,929

	$1,378,735	$1,250,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Property revenue:
Rents and other property revenues	$36,651	$29,399

Expenses:
Property operations (including $1,675 in 2007 and $1,491 in 2006 to affiliates and related parties)	21,701	17,840
Depreciation and amortization	5,489	5,011
General and administrative (including $1,343 in 2007 and $0 in 2006 to affiliates and related parties)	3,178	1,372
Advisory fees	2,400	2,026

Total operating expenses	32,768	26,249

Operating income	3,883	3,150

Other income (expense):
Interest income (including $538 in 2007 and $424 in 2006 from affiliates and related parties)	730	875
Gain on foreign currency transaction	131	2
Mortgage and loan interest	(16,769)	(12,327)
Net income fee	704	—
Other income	1,028	361

Total other income (expense)	(14,176)	(11,089)

Loss before gain on land sales, equity in earnings of investees and minority interest	(10,293)	(7,939)

Gain on land sales	1,122	331
Minority interest	30	(173)

	1,152	158

Loss from continuing operations	(9,141)	(7,781)
Add: income tax benefit	925	2,731

Net loss from continuing operations	(8,216)	(5,050)

Income (loss) from discontinued operations (See Note 9)	2,643	(710)
Less: income tax expense	(925)	(2,731)

Net income (loss) from discontinued operations	1,718	(3,441)

Net loss	(6,498)	(8,491)

Preferred dividend requirement	(228)	(53)

Net loss applicable to common shares	$(6,726)	$(8,544)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Basic earnings per share:
Net loss from continuing operations	$(1.07)	$(0.65)
Discontinued operations	0.22	(0.44)

Net loss applicable to common shares	$(0.85)	$(1.09)

Diluted earnings per share:
Net loss from continuing operations	$(1.07)	$(0.65)
Discontinued operations	0.22	(0.44)

	$(0.85)	$(1.09)

Weighted average common shares used in computing earnings per share:
Basic	7,898,869	7,900,869
Diluted	7,898,869	7,900,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(dollars in thousands)

(unaudited)

	Common Stock		Preferred Stock						Accumulated Other Comprehensive Income	Stockholders’ Equity
					Paid-in Capital			Accumulated Deficit
						Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2007	8,113,669	$81	100,000	$1	$266,206	212,800	$(3,086)	$1,660	$1,067	$265,929
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(879)	(879)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	1,220	1,220
Net loss	—	—	—	—	—	—	—	(6,498)	—	(6,498)
Repurchase of Common Stock	—	—	—	—	—	2,000	(43)	—	—	(43)
Series C Preferred Stock cash dividend	—	—	—	—	(53)	—	—	—	—	(53)
Series D Preferred Stock cash dividend	—	—	—	—	(175)	—	—	—	—	(175)

Balance, March 31, 2007	8,113,669	$81	100,000	$1	$265,978	214,800	$(3,129)	$(4,838)	$1,408	$259,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Cash Flows from Operating Activities
Reconciliation of net income (loss) to net cash provided by operating activities
Loss from continuing operations	$(8,216)	$(5,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,489	5,029
Amortization of deferred borrowing costs	1,332	716
Income tax (benefit) expense	(925)	(2,731)
Gain on sale of real estate	(1,122)	(331)
Equity in earnings of investees	—	(103)
Gain on foreign currency transaction	(131)	(2)
(Income) loss allocated to minority interest	(30)	172
Decrease in interest receivable	(646)	(208)
(Increase) decrease in other assets	4,644	(5,258)
Increase (decrease) in interest payable	2,923	(35)
Increase in other liabilities	3,225	7,864

Net cash provided by operating activities	6,543	63

Cash Flows from Investing Activities
Collections on notes receivable	1,094	8,686
Funding of notes receivable	(1,447)	(2,670)
Acquisition of real estate	(109,911)	(49,239)
Real estate improvements	(8,487)	(1,647)
Real estate construction and development	(38,349)	(1,885)
Proceeds from sale of land	2,873	3,225
Contributions to equity investees	(2,020)	—
(Increase) decrease in deposits on pending purchases and financings	4,644	(818)

Net cash used in investing activities	(151,603)	(44,348)

Cash Flows from Financing Activities
Principal amortization of notes payable	(3,018)	(1,862)
Payments on notes payable related to asset sales and refinancings	(22,010)	(7,804)
Payments of maturing notes payable	(487)	—
Proceeds from notes payable	134,621	54,624
Proceeds from development and construction loans	36,756	1,218
Dividends paid to preferred shareholders	(130)	(53)
Payments from advisor	790	—
Deferred financing costs	(4,543)	(1,702)

Net cash provided by financing activities	141,979	44,421

Discontinued Operations
Cash used in operating activities	(856)	(551)
Cash provided by investing activities – proceeds from sale of real estate	18,644	—
Cash used in financing activities – payoff of note payable	(15,518)	—

Net cash provided (used) by discontinued operations	2,270	(551)

Net decrease in cash and cash equivalents	(811)	(415)
Cash and cash equivalents, beginning of period	4,803	5,462

Cash and cash equivalents, end of period	$3,992	$5,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,089	$12,758

Schedule of Non-Cash Investing and Financing Activities:
Increase in minority interest related to acquisition of real estate	—	14,835
Note payable assumed by affiliate	—	4,000

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

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of American for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006. Certain balances for 2006 have been reclassified to conform to the 2007 presentation.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes included in TCI’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

Since March 31, 2003, TCI’s financial results have been consolidated with and included in the American Realty Investors, Inc. (“ARI”) Forms 10-K, 10-Q and related consolidated financial statements. As of March 31, 2007, ARI owned 82.2% of the outstanding TCI common shares.

NOTE 2. REAL ESTATE

In 2007, TCI purchased the following properties:

Property	Location	Acres/Sq. Ft.	Purchase Price	Net Cash Paid	Debt Incurred	Debt Paid	Interest Rate		Maturity Date
Office Buildings
Parkwest I	Farmers Branch, TX	383,114 Sq. Ft.	$39,350	$1,587	$35,000	$5,750	6.06%		1/09
Parkwest II	Farmers Branch, TX	707,559 Sq. Ft.	67,750	8,106	62,000	—	9.32	(1)	1/13

			107,100	9,693	97,000	5,750

Land
Audubon Terrace	Natchez, MS	48.2 Acres	285	504	—	—	—		—
Keller Springs	Addison, TX	5.7 Acres	2,526	539	2,021	—	9.25	(1)	2/08

			2,811	1,043	2,021	—

			$109,911	$10,736	$99,021	$5,750

In January 2007, the Company acquired four office buildings containing approximately 1,072,000 rentable square feet and a 4.7 acre tract of undeveloped land located in Farmers Branch, Texas, known collectively as “Park West”. The properties were acquired for a total purchase price of $107.1 million plus closing costs. The acquisition was partially financed with a two year, $62 million loan from a commercial bank and a six-year, $35 million loan from a life insurance company. The combined weighted average interest rate at closing was approximately 8.15%. The loans are collateralized by the properties and guaranteed by TCI.

In 2006, TCI purchased the following properties:

Property	Location	Acres/Units	Purchase Price		Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$21,000		$—	$21,000	8.75	% (1)	3/08
Pioneer Crossing	Austin, TX	38.5 Acres	614	(2)	614	1,515	8.75	(1)	6/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	2/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	2/08
Woodmont Fairway Office	Dallas, TX	5.9 Acres	3,833		1,014	3,000	8.25	(1)	1/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560		1,868	2,964	8.00		3/07

			35,830		5,865	32,265

Apartments
Anderson Estates	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	4/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	7/22
Leflore Estates	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		2/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		1/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		2/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	2/19

			7,496		1,126	6,370

			$43,326		$6,991	$38,635

(1)	Variable interest rate.
(2)	Purchased from ARI; purchase price is equal to ARI’s cost.
(3)	Net of minority interest and other liabilities assumed.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2007, TCI sold the following properties:

Property	Location	Acres/ Easement/Units	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$24,650	$3,128	$15,518	$3,648

Land
DeSoto Ranch	DeSoto, TX	Easement	84	—	20	—
McKinney Ranch	McKinney, TX	15.0 Acres	2,789	793	1,850	1,122

			2,873	793	1,870	1,122

			$27,523	$3,921	$17,388	$4,770

In 2006, TCI sold the following properties:

Property	Location	Acres	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,297	$—	$331

At March 31, 2007, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Bolivar Homes	Cleveland, MS	65 Units	$1,218	$7,390	$1,273
Broadway Estates	Greenville, MS	104 Units	788	7,569	850
Lago Vista	Farmers Branch, TX	212 Units	8,104	18,346	2,924
Laguna Vista	Farmers Branch, TX	206 Units	9,950	12,250	14,719
Legends of El Paso	El Paso, TX	240 Units	13,972	7,919	14,988
Longfellow Arms	Longview, TX	216 Units	397	7,914	126
Mason Park	Houston, TX	312 Units	1,991	17,409	4,407
Mission Oaks	San Antonio, TX	228 Units	15,921	—	11,376
Parc at Maumelle	Maumelle, AR	240 Units	19,011	—	13,015
Parc at Metro Center	Nashville, TN	144 Units	12,375	—	8,340
Parc at Rogers	Rogers, AR	152 Units	7,560	13,265	7,011
Parc at Clarksville	Clarksville, TN	206 Units	7,880	6,011	6,992
Pecan Pointe	Temple, TX	232 Units	4,174	12,663	2,852
Sunflower Estates	Indianola, MS	65 Units	755	7,674	810
Yazoo Estates	Yazoo City, MS	96 Units	789	7,556	835

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is involved in the construction of 15 apartment development projects as of March 31, 2007. In addition, the Company invests in numerous tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to find all equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs. Initial equity contributions to development projects are recorded as investments in unconsolidated real estate entities. When vertical construction begins, the Company reclassifies the investment in unconsolidated real estate entities to construction in progress. Increases to construction in progress are recorded as development loans are funded. As projects near completion and begin to be leased, the Company records revenues as earned and expenses as incurred. When the occupancy of a developed project reaches stabilization, the Company acquires the general partner interest from the third-party developer and reclassifies the property from construction in progress to property held for investment.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate		Amount	Security
Performing loans:
Edina Park Plaza Associates, LP (1)	9/17	7.63%		$14,519	Office building, Durham, NC
Edina Park Plaza Associates, LP (1)	9/17	7.63		3,297	Office building, Durham, NC
Dallas Fund XVII LP	10/06	9.00		3,162	Partnership interests and lawsuit proceeds
Pioneer Austin Development	10/08	10.00		3,178	33 acres undeveloped land, Austin, TX
Countryside LP	1/07	7.25		2,300	Class A LP Units
Basic Capital Management (1)	4/08	10.25	*	1,523	Retail building, Cary, NC
Garden Centura LP	N/A	7.00		6,392	Excess cash flow from partnership
Basic Capital Management	4/08	10.25	*	1,252	Industrial building, Arlington, TX
400 St. Paul	10/08	8.00		3,612	Office building, Dallas, TX
Miscellaneous related party notes	Various	Various		3,797	Various security interests
Accrued interest				1,341

Total				$44,373

(1)	Related party.
(*)	Variable rate.

In December 2004, TCI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. TCI retained a non-controlling one percent general partner and four percent limited partner interest in Garden Centura, L.P. TCI accounts for its investment in this partnership on the equity method. TCI loaned approximately $4.7 million to Garden Centura, L.P. during 2005 for rent abatements, cash shortfalls and tenant improvements. During 2006, an additional $1.8 million was loaned to the partnership. At March 31, 2007, the balance due from the partnership is approximately $6.4 million.

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

In March 2004, TCI sold a K-Mart in Cary, North Carolina to Basic Capital Management (“BCM”) for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 8.25%), and matures in April 2008.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2% (which is currently 8.25%), and matures in April 2008.

NOTE 4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at March 31, 2007 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at March 31, 2007, was as follows:

Investee	Percentage of TCI’s Ownership at March 31, 2007	Carrying Value of Investment at March 31, 2007	Market Value(a) of Investment at March 31, 2007
IORI	24.9%	$6,370	$6,057
ARI	6.4	12,507	6,036
Garden Centura, L.P.	5.0	1,989

		20,866
Other		9,434

		$30,300

(a)	Based on stock closing price on March 31, 2007 and is not necessarily indicative of the fair market value of the investee’s net assets.

Set forth below is summarized results of operations of equity investees for the first three months of 2007 and 2006.

	2007	2006
Revenues	$21,807	$32,408
Property operating expenses	(15,555)	(24,113)
Depreciation	(1,988)	(2,570)
Interest expense	(10,749)	(7,861)

Loss before gains on sale of real estate and discontinued operations	(6,485)	(2,136)
Gain on sale of real estate	4,513	2,409
Income (loss) from discontinued operations	—	(219)

Net income (loss)	$(1,972)	$54

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized an unrealized gain of $2.2 million for the three month period ending March 31, 2007 due to an increase in market price.

NOTE 6. RELATED PARTIES

The following table reconciles the beginning and ending affiliate receivable balances as of March 31, 2007.

PRIME
Balance, December 31, 2006	$(7,167)
Cash transfers	22,025
Cash repayments	(17,661)
Fees and commissions payable to affiliate	(10,234)
Payables clearing through Prime	1,486

Balance, March 31, 2007	$(11,551)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At March 31, 2007, TCI’s other assets includes $319,000 due from an affiliate for rent. In addition, at March 31, 2007, TCI owed $975,000 to Regis Property Management for management fees and sales commissions.

NOTE 7. LOANS AND INTEREST PAYABLE

In 2007, TCI refinanced the following properties:

Property	Location	Acres/ Rooms	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Hotels
City Suites	Chicago, IL	45 Rooms	$7,300	$3,551	$3,841	8.25	% (1)	2/12
The Majestic	Chicago, IL	52 Rooms	6,000	3,091	2,866	7.76		3/10
Willows Surf	Chicago, IL	55 Rooms	5,160	3,410	1,530	7.76		3/10

			18,460	10,052	8,237

Land
Crowley & Wilmer	Crowley & Wilmer, TX	142.6 Acres	3,390	—	2,633	9.75		7/07
Manhattan	Farmers Branch, TX	108.0 Acres	7,000	—	6,620	10.00		1/08
Rochelle II	Irving, TX	15.6 Acres	6,750	4,338	2,838	9.25	(1)	3/08

			17,140	4,338	12,091

			$35,600	$14,390	$20,328

(1)	Variable rate.

In March 2007, the Company sold 15.6 acres known as Rochelle II to TCI Woodmont XII, a subsidiary of the Company, for $10.2 million. TCI Woodmont XII obtained financing in the amount of $6.8 million from Park Cities Bank and $3.4 million from the Company. Because the sale was to a consolidated subsidiary, the Company has recorded the transaction as a financing transaction.

In 2006, TCI refinanced the following properties:

Property	Location	Acres/Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475	$1,804	$421	7.23	% (1)	02/09

Land
West End	Dallas, TX	5.34 Acres	9,000	2,000	6,079	8.00	(1)	03/07

			$11,475	$3,804	$6,500

In addition to the foregoing, in the first quarter of 2007, the Company obtained additional funding for eight of its residential development projects totaling $36.8 million. The loans represent partial funding of development loans through various sources of financing, including commercial lenders and HUD.

(1)	Variable rate.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Excluded from segment assets are assets of $138.0 million at March 31, 2007 and $247.6 million at March 31, 2006, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Presented below is the operating income of each operating segment for the three months ended March 31, 2007 and 2006, and each segment’s assets at March 31.

Three Months Ended March 31, 2007	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$143	$14,229	$20,383	$1,896	$36,651
Property operating expenses	838	7,603	11,604	1,656	21,701
Depreciation	6	2,031	3,101	351	5,489
Interest	3,488	4,615	7,603	1,063	16,769
(Gain) on land sales	(1,122)	—	—	—	(1,122)

Segment income (loss)	$(3,067)	$(20)	$(1,925)	$(1,174)	$(6,186)

Real estate improvements and construction	5,062	1,626	38,349	1,799	46,836
Assets	341,100	312,442	556,890	30,285	1,240,717
Property Sales:
Sales price	2,869	—	—	—	2,689
Cost of sales	1,747	—	—	—	1,747

Gain on sale	$1,122	$—	$—	$—	$1,122

Three Months Ended March 31, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$157	$9,317	$18,089	$1,836	$29,399
Property operating expenses	110	4,954	11,119	1,657	17,840
Depreciation	7	2,293	2,340	371	5,011
Interest	2,204	2,793	6,805	525	12,327
Gain on land sales	(331)	—	—	—	(331)

Segment loss	$(1,833)	$(723)	$(2,175)	$(717)	$(5,448)

Real estate improvements and construction	106	1,542	1,746	—	3,394
Assets	251,259	181,373	541,759	28,188	1,002,579
Property Sales:
Sales price	3,225	—	—	—	3,225
Cost of sales	2,894	—	—	—	2,894

Gain on sale	$331	$—	$—	$—	$331

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2007	2006
Segment operating loss	$(6,186)	$(5,448)
Other non-segment items of income (expense):
General and administrative	(3,178)	(1,372)
Advisory fees	(2,400)	(2,026)
Interest income	730	875
Gain on foreign currency transaction	131	2
Net income fee	704	257
Other income	1,028	103
Equity in earnings of investees	—	(172)
Minority interest	30	—

Loss from continuing operations	$(9,141)	$(7,781)

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

For the three months ended March 31, 2007 and 2006, income from discontinued operations relates to properties TCI sold or intends to sell in 2007 as well as properties TCI sold during 2005 and 2006 or intends to sell in 2007. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2007	2006
Revenue
Rental	$1,882	$2,942
Property operations	1,457	1,932

	425	1,010
Expenses
Interest	1,281	1,543
Depreciation	149	177

	1,430	1,720

Net loss from discontinued operations before gains on sale of real estate	(1,005)	(710)
Gain on sale of operations	3,648	—

Net income (loss) from discontinued operations	$2,643	$(710)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in 10 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining as of March 31, 2007 is approximately $3.0 million.

Liquidity. Management believes that TCI will generate excess cash from property operations in 2007; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Litigation. Waters Edge. Shortly before the advent of Hurricane Katrina, an apartment complex in Mississippi was sold to Waters Edge Living, LLC but notwithstanding such sale, the property continued on insurance coverage applicable to Transcontinental Realty Investors, Inc. (“TCI”) and others. As a result of sorting out various claims, two items of litigation exist, Waters Edge Living, LLC v. RUSI Indemnity Co., et al, civil action No. 4:06-CV-00334-RH-WCS pending in the United States District Court for the Northern district of Florida and Prime Income Asset Management, Inc., et al v. Waters Edge Living, LLC, et al, civil action No. 3:07-CV-0102-D pending in the United States District Court for the Northern district of Texas. TCI is not a direct party in either case. In the Texas case, three subsidiaries of TCI are plaintiffs, Continental Baronne, Inc., Continental Common, Inc. and Continental Amoco, Inc. which own three New Orleans office buildings damaged by Hurricane Katrina. RUSI Indemnity Co. has paid approximately $50.0 million into a trust account held by Merrill Lynch under the supervision of the Florida Court. Of that amount, approximately $32.5 million is money paid on account of the Waters Edge Living, LLC claim and $17.5 million is money paid on the claims of Continental Baronne, Inc. and the other three New Orleans office buildings. Three TCI subsidiaries are intending to intervene in the near future in the Florida proceeding to attempt to obtain prompt return of the $17.5 million, although Prime Income Asset Management, Inc. (“PIAMI”) has pending an emergency motion for return of those funds (which has been pending since February 1, 2007). Of the $32.5 million allegedly allocable to Waters Edge Living, LLC, PIAMI et al are entitled to a refund, at a minimum, of approximately $6.0 million (consisting of $1.9 million previously advanced from PIAMI against the payment of the claim and $4.0 million for flood insurance proceeds, which should be credited against the $32.5 million) and potentially more, depending upon the amount by which the total claims exceed a $100.0 million cap under the applicable policies. While this case is a plaintiff’s case from the perspective of the TCI subsidiaries, funds belonging to the TCI subsidiaries are being withheld from those subsidiaries aggregating at least $17.5 million. There is no significant prospect from these cases that TCI will have to pay any additional funds to Waters Edge Living, LLC.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Litigation. TCI is involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

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

In November 2005, TCI sold for $1.1 million, a note receivable secured by land known as Round Mountain in Lakeway, Texas, to a third party financial institution for full face value and accrued interest. TCI has guaranteed the payment obligations of the note balance, all interest accrued and payable, all other costs and fees associated with the note and any future collection expenses.

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

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

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

Overview

TCI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in in-fill locations or high-growth suburban markets. TCI is an active buyer and seller and during 2006 acquired over $169 million and sold over $53 million of land and income-producing properties. As of March 31, 2007, the Company owned approximately 12,400 units in 64 residential apartment communities, 26 commercial properties comprising almost 5.0 million rentable square feet and four hotels containing a total of 313 rooms. In addition, at March 31, 2007, TCI owned over 6,200 acres of land held for development and had over 2,700 apartment units in 15 projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. TCI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. TCI finances it development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 82% of TCI’s common stock is owned by ARI. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Real Estate

Upon acquisitions of real estate, TCI assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

We record acquired “above-market” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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

Investments in Unconsolidated Real Estate Ventures

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Liquidity and Capital Resources

Cash and cash equivalents were $4.0 million and $4.8 million at March 31, 2007 and December 31, 2006, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

TCI’s principal sources of cash have been and will continue to be property operations, proceeds from land and income-producing property sales, the collection of mortgage notes receivable, receivables from affiliated companies, refinancing of existing mortgage notes payable and additional borrowings, including mortgage notes payable, lines of credit and to a lesser extent, distributions from partnerships. TCI may also issue additional equity securities, including common stock and preferred stock. Management anticipates that TCI’s cash at March 31, 2007, along with cash that will be generated in 2007 from property operations, may not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions, and additional borrowings.

Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2007 compared to $63,000 for the three months ended March 31, 2006. Cash flow from property operations is largely comprised of rental income less operating expenses, or net operating income (sometimes referred to as “NOI”). Net cash provided by operating activities increased $6.5 million due primarily to decreases in other assets of $4.6 million, increases in other liabilities of $3.2 million and increases in interest payable of $2.9 million, offset by decreased income from continuing operations of $3.1 million.

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

Net cash used in investing activities was $151.6 million for the three months ended March 31, 2007 compared to $44.3 million for the three months ended March 31, 2006. Cash used in investing activities increased $107.3 due principally to the acquisition of Park West in January 2007.

Net cash provided by financing activities was $142.0 million for the three months ended March 31, 2007 compared to $44.4 million for the three months ended March 31, 2006. Cash provided by financing activities increased $97.6 million due primarily to increased proceeds from additional borrowings of $112.7 million (net of deferred financing costs), offset by higher debt service and loan maturities and other principal payments of $15.9 million.

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

Results of Operations

TCI had net loss of $6.5 million for the three months ended March 31, 2007, including gains on land sales totaling $1.1 million and net income from discontinued operations of $1.7 million, compared to a net loss of $8.5 million including gains on land sales of $0.3 million and net loss from discontinued operations of $3.4 million for the three months ended March 31, 2006. TCI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period beginning January 1, 2006 and ending March 31, 2007. For this time period, TCI had 45 apartment communities, 17 commercial properties and four hotels in its same-store universe.

Rents and other property revenues for the three months ended March 31, 2007 were $36.7 million as compared to $29.4 million in 2006, an increase of $7.3 million or 24.8 percent. The overall increase is due to a $2.3 million increase in rental revenues from the Company’s apartment communities and a $4.9 million increase in rental and other property revenues from the Company’s commercial portfolio. Within the apartment communities portfolio, $0.7 million of the increase from 2006 to 2007 is due to better performance in TCI’s same store apartment universe (a 3.6 percent increase from 2006 to 2007) and $1.6 million is due to developed projects. The improvement in rents and other property revenues within TCI’s commercial portfolio was principally comprised of an increase of $4.9 million due to acquisitions of commercial properties in 2006 and 2007 (including TCI’s January 2007 acquisition of Park West, which represented almost $4.4 million of the $4.9 million increase).

Property operations expenses increased 21.9 percent or $3.9 million from $17.8 million at March 31, 2006 to $21.7 million in 2007. The overall increase is due to a $0.5 million increase in operating expenses from the Company’s apartment communities, a $2.6 million increase in operating expenses from the Company’s commercial portfolio and a $0.7 million increase in operating expenses (principally real estate taxes) related to the Company’s land portfolio. Property operations expense within the apartment communities portfolio decreased $0.5 million from 2006 to 2007 in the same store universe (a 5.0 percent decrease from 2006 to 2007), $0.1 million of the increase is due to acquisitions of existing apartment communities, and the remaining $0.9 million increase is due to developed projects placed in service during 2006 and 2007. The increase in operating expenses within TCI’s commercial portfolio was due to the acquisition of Park West and One Hickory.

Depreciation and amortization expense increased $0.5 million, to $5.5 million at March 31, 2007 from $5.0 million in 2006. Depreciation on TCI’s apartment portfolio increased $0.8 million while depreciation expense for the commercial portfolio decreased $0.3 million. Depreciation expense for the apartment portfolio increased due to 2006 and 2007 acquisitions ($100,000), developed projects placed in service during 2006 and 2007 ($100,000) and additions to depreciable assets in the same-store universe ($600,000). Depreciation expense for the commercial portfolio decreased due primarily to the reduction of depreciable basis in the Company’s New Orleans properties in December 2006.

General and administrative expenses were $3.2 million at March 31, 2007 compared to $1.4 million in 2006. The increase in 2007 was due to increased legal fees, higher cost reimbursements paid to the Advisor and other miscellaneous charges.

Advisory fee expense was $2.4 million at March 31, 2007 compared to $2.0 million in 2006. The increase from 2006 was due to higher gross assets in 2007. TCI’s advisory agreement with Prime limits the amount of cost reimbursements payable by TCI to Prime.

Interest expense increased $4.5 million to $16.8 million in 2007 from $12.3 million in 2006. The overall increase in interest expense is due to a $0.8 million increase within the apartment portfolio, a $1.8 million increase in the commercial portfolio, a $1.2 million increase in the land portfolio and a $500,000 increase in the hotel portfolio. Within the apartment portfolio, the increase is due to increased debt related to developed projects placed in service in 2006. The increase in interest expense for the commercial portfolio is due primarily to the 2007 acquisition of Park West and rising variable interest rates. Interest expense within the land portfolio increased due to rising variable interest rates, increased debt from refinancing existing land parcels and additional debt incurred to finance 2006 land acquisitions. Interest expense for the hotel portfolio increased due to increased debt from refinancing and rising variable interest rates.

Gain on land sales increased $0.8 million, to $1.1 million at March 31, 2007 from $0.3 million in 2006. In 2007, the Company sold 15 acres of McKinney Ranch land for $2.8 million, generating cash proceeds of $793,000 and a recognized gain of $1.1 million. In 2006, the Company sold 10.5 acres of Hollywood Casino land for $3.2 million, generating cash proceeds of $1.3 million and a recognized gain of $331,000.

Income from discontinued operations was $1.7 million at March 31, 2007 compared to a loss of $3.4 million in 2006. Included for 2007, are one apartment community sold during 2007 and three apartment communities designated as held for sale or subject to a sales contract. Included for 2006 are four apartment communities sold during 2006 and four apartment communities designated as held for sale or subject to a sales contract. The following table summarizes revenue and expense information for these properties.

	For the Three Months Ended March 31,
	2007	2006
Revenue
Rental	$1,882	$2,942
Property operations	1,457	1,932

	425	1,010
Expenses
Interest	1,281	1,543
Depreciation	149	177

	1,430	1,720
Net (loss) from discontinued operations before gains on sale of real estate	(1,005)	(710)
Gain on sale of real estate	3,648	—

Net income from discontinued operations, before income taxes	$2,643	$(710)

Tax Matters

Financial statement income varies from taxable income, principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first three months of 2007 and a loss, after the use of net operating loss carryforwards, in the first three months of 2006; therefore, it recorded no provision for income taxes.

At March 31, 2007, TCI had a net deferred tax asset of $32.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset; a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Notes payable:
Variable rate	$254,059	8.70%

Total decrease in TCI’s annual net income			$2,541

Per share			0.32

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in TCI’s internal controls over financial reporting during the quarter ending March 31, 2007, that have materially affected, or are reasonably likely to materially affect, TCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) repurchased 2,000 shares of its equity securities. The following table sets forth a summary for the quarter indicating the repurchases made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of
December 31, 2006				219,090
January 1-31, 2007	—	$—	—	219,090
February 1-28, 2007	1,000	13.45	—	218,090
March 1-31, 2007	1,000	13.73	—	217,090

Total	2,000	$13.60	—

(a) On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2007

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith