Form 10-Q
period 2007-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2007-08-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	7,876,389
(Class)	(Outstanding at August 3, 2007)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,290,270	$1,089,995
Less—accumulated depreciation	(105,209)	(97,541)

	1,185,061	992,454

Real estate held for sale	42,153	54,935
Real estate subject to sales contract	65,174	66,027

Notes and interest receivable
(including $4,360 in 2007 and $33,947 in 2006 from affiliates and related parties)	26,188	39,566

Investment in unconsolidated real estate entities	34,232	30,573
Marketable equity securities, at market value	11,226	9,038
Cash and cash equivalents	5,091	4,803
Other assets (including $248 in 2007 and $1,085 in 2006 from affiliates and related parties)	67,687	52,771

	$1,436,812	$1,250,167

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $6,762 in 2007 and $6,769 in 2006 to affiliates and related parties)	$991,191	$799,069
Liabilities related to assets held for sale	32,224	43,579
Liabilities related to assets subject to sales contract	57,685	58,816
Other liabilities (including $24,083 in 2007 and $16,595 in 2006 to affiliates and related parties)	95,236	66,608

	1,176,336	968,072
Commitments and contingencies
Minority interest	1,623	16,166
Stockholders’ equity:
Common Stock; $.01 par value; authorized 10,000,000 shares; issued 8,113,669 shares at June 30, 2007 and December 31, 2006	81	81
Preferred Stock
Series C Cumulative Convertible; $.01 par value; authorized, issued and outstanding 30,000 shares; (liquidation preference $3,000)	—	—
Series D; $.01 par value; authorized, issued and outstanding 100,000 shares at June 30, 2007 and December 31, 2006 (liquidation preference $100 per share)	1	1
Additional paid-in capital	278,997	266,206
Treasury stock, at cost (236,304 shares at June 30, 2007 and 212,800 shares at December 31, 2006)	(3,479)	(3,086)
Retained earnings (deficit)	(17,504)	1,660
Accumulated other comprehensive income	757	1,067

	258,853	265,929

	$1,436,812	$1,250,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Property revenue:
Rental and other property revenues ($702 in 2007 and $517 in 2006 from affiliates)	$40,287	$29,384	$76,440	$58,241
Expenses:
Property operating expenses ($3,472 in 2007 and $3,309 in 2006 to affiliates)	22,849	17,811	44,279	35,318
Depreciation and amortization	6,767	4,875	12,194	9,819
General and administrative ($1,588 in 2007 and $1,538 in 2006 to affiliates)	2,027	1,667	5,205	3,038
Advisory fee to affiliate	2,696	2,161	5,096	4,187

Total operating expenses	34,339	26,514	66,774	52,362

Operating income	5,948	2,870	9,666	5,879

Other income (expense):
Interest income from notes receivable ($688 in 2007 and $424 in 2006 from affiliates)	1,379	793	1,392	1,668
Gain (loss) on foreign currency transaction	(135)	2	(4)	4
Other income (loss)	(210)	(123)	819	238
Mortgage and loan interest ($363 in 2007 and $232 in 2006 to affiliates)	(19,557)	(12,436)	(35,432)	(24,607)
Litigation settlement	—	1,804	704	1,804

Total other income (expense)	(18,523)	(9,960)	(32,521)	(20,893)

Loss before gain on land sales, minority interest and equity in earnings of investees	(12,575)	(7,090)	(22,855)	(15,014)
Gain on land sales	—	8,690	1,122	9,022
Minority interest	—	361	4	189
Equity in earnings of investees	450	—	700	—

Income (loss) from continuing operations	(12,125)	1,961	(21,029)	(5,803)
Income tax benefit (expense)	(267)	941	653	687

Net income (loss) from continuing operations	(12,392)	2,902	(20,376)	(5,116)

Income (loss) from discontinued operations	(763)	2,689	1,865	1,961
Income tax benefit (expense)	267	(941)	(653)	(687)

Net income (loss) from discontinued operations	(496)	1,748	1,212	1,274
Net income (loss)	(12,888)	4,650	(19,164)	(3,842)
Preferred dividend requirement	(228)	(53)	(455)	(105)

Net income (loss) applicable to common shares	$(13,116)	$4,597	$(19,619)	$(3,947)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Basic earnings per share:
Income (loss) from continuing operations	$(1.60)	$0.36	$(2.64)	$(0.66)
Income (loss) from discontinued operations	(0.06)	0.22	0.15	0.16

Net income (loss) applicable to common shares	$(1.66)	$0.58	$(2.49)	$(0.50)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.60)	$0.35	$(2.64)	$(0.66)
Income (loss) from discontinued operations	(0.06)	0.21	0.15	0.16

Net income (loss) applicable to common shares	$(1.66)	$0.56	$(2.49)	$(0.50)

Weighted average common shares used in computing earnings per share:
Basic	7,877,365	7,900,869	7,888,008	7,900,869
Diluted	7,877,365	8,190,519	7,888,008	7,900,869

Series C Cumulative Convertible Preferred stock (convertible after September 30, 2006 into common stock estimated to be approximately 249,650 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(dollars in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive Income (Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit		Equity
Balance, January 1, 2007	8,113,669	$81	100,000	$1	$266,206	212,800	$(3,086)	$1,660	$1,067	$265,929
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(1,101)	(1,101)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	791	791
Net loss	—	—	—	—	—	—	—	(19,164)	—	(19,164)
Acquisition of minority interest	—	—	—	—	13,246	—	—	—	—	13,246
Repurchase of Common Stock		—	—	—	—	23,504	(393)	—	—	(393)
Series C Preferred Stock cash dividend	—	—	—	—	(105)	—	—	—	—	(105)
Series D Preferred Stock cash dividend	—	—	—	—	(350)	—	—	—	—	(350)

Balance, June 30, 2007	8,113,669	$81	100,000	$1	$278,997	236,304	$(3,479)	$(17,504)	$757	$258,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash provided by operating activities
Loss from continuing operations	$(20,376)	$(5,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,194	9,819
Amortization of deferred borrowing costs	2,762	1,400
Gain on sale of real estate	(1,122)	(9,022)
Equity in earnings of investees	(700)	—
Gain (loss) on foreign currency transaction	4	(4)
(Income) allocated to minority interest	(4)	(189)
(Increase) decrease in:
Prepaid expense	(2,575)	—
Interest receivable	—	387
Escrows	1,472	—
Rent receivables	(1,577)	—
Other assets	(14,916)	3,378
Increase (decrease) in:
Interest payable	—	(886)
Other liabilities	15,633	(4,894)

Net cash provided (used) by operating activities	(9,205)	(5,127)
Cash Flows from Investing Activities:
Collections on notes receivable	13,378	9,061
Funding of notes receivable	—	(2,211)
Acquisition of income producing properties	(112,193)	—
Acquisition of land held for development	(14,506)	(46,855)
Real estate improvements	—	(8,201)
Improvement of income producing properties	(8,094)	—
Improvement of land held for development	(2,869)	—
Real estate construction and development	(91,682)	—
Proceeds from sale of land	4,531	14,041
Payments made for marketable securities	(697)	—
Decrease in earnest money deposits	5,310	—
Increase in deposits on pending purchases and financings	—	(988)
Acquisition of minority interest	(1,301)	—
Investments in unconsolidated real estate entities	(3,659)	—

Net cash used in investing activities	(211,782)	(35,153)
Cash Flows from Financing Activities:
Principal amortization of notes payable	(6,632)	—
Payments on notes payable	(62,997)	(38,128)
Proceeds from notes payable	187,800	80,847
Construction and development financing	84,243	—
Increase in due to affiliates	28,186	—
Repurchase of common stock	(393)	—
Dividends paid to preferred shareholders	(455)	(105)
Deferred financing costs	(10,039)	(2,499)

Net cash provided by financing activities	219,713	40,115

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Discontinued Operations:
Cash used in operating activities	(1,981)	2,903
Cash provided by investing activities – proceeds from sale of real estate	24,061	3,611

Cash used in financing activities – payments on notes payable	(20,518)	—

Net cash provided (used) by discontinued operations	1,562	6,514

Net increase in cash and cash equivalents	288	6,349
Cash and cash equivalents, beginning of period	4,803	5,462

Cash and cash equivalents, end of period	$5,091	$11,811

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,473	$26,414

Schedule of Non-Cash Investing and Financing Activities:
Unrealized loss foreign currency translation	(1,101)	—
Unrealized gain on marketable securities	791	—
Note payable paid by affiliate	—	10,823
Increase in minority interest related to acquisition of real estate	—	14,835
Real estate purchased from affiliate, decreasing affiliate receivable	—	11,273
Note payable assumed by affiliate	—	4,000
Note receivable received from affiliate	22,111	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and successor to a California business trust, which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI is externally advised and has no employees. TCI owns a diverse portfolio of residential apartment communities, commercial properties, hotels and land. The Company currently owns approximately 12,250 units in 65 residential apartment communities, 28 commercial properties comprising over four million rentable square feet and four hotels. In addition, TCI owns over 6,500 acres of land held for development and currently has over 2,500 apartment units in 14 projects under construction. The Company currently owns operating properties or land in 20 states as well as in Poland and the U.S. Virgin Islands. The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “TCI”. Approximately 82% of the Company’s common stock is owned by American Realty Investors, Inc. (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages various third-party companies to lease and manage its apartment properties.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statement and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

Newly issued accounting standards. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this statement.

NOTE 2. REAL ESTATE

At June 30, 2007, TCI’s real estate held for investment consisted of the following:

	Cost	Accumulated Depreciation
Apartments	$387,655	$39,219
Apartments under construction	128,658	—
Commercial buildings	367,205	56,149
Hotels	40,697	9,654
Land held for development	366,055	187

Total	$1,290,270	$105,209

In 2007, TCI purchased the following properties:

Property	Location	Acres/ Sq. Ft./Units	Purchase Price	Net Cash Paid	Debt Incurred	Debt Paid	Interest Rate		Maturity Date
First Quarter
Office Buildings
Parkwest I	Farmers Branch, TX	383,114 Sq. Ft.	$40,604	$1,587	$35,000	$5,750	6.06%		1/13
Parkwest II	Farmers Branch, TX	707,559 Sq. Ft.	69,694	8,106	62,000	—	9.32	(1)	1/09

			110,298	9,693	97,000	5,750

Land
Audubon Terrace	Natchez, MS	48.2 Acres	519	504	—	—	—		—
Keller Springs	Addison, TX	5.7 Acres	3,183	539	2,021	—	9.25	(1)	2/08

			3,702	1,043	2,021	—

			114,000	10,736	99,021	5,750

Second Quarter
Land
Hines Meridian	Las Colinas, TX	40.1 Acres	8,489	2,998	5,000	—	9.25		6/10
Waco Land	Waco, TX	151.0 Acres	2,105	453	1,300	—	9.25	(1)	4/10
Williams Sprowles	Irving, TX	1.2 Acres	210	277	—	—	—		—

			10,804	3,728	6,300	—

Apartments
Thornwood	Midland, TX	109 Units	1,895	—	1,638	1,638

			12,699	3,728	7,938	1,638

			$126,699	$14,464	$106,959	$7,388

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2006, TCI purchased the following properties:

Property	Location	Acres/ Sq. Ft./Units	Purchase Price		Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$21,000		$—	$21,000	8.75	%(1)	3/08
Pioneer Crossing	Austin, TX	38.5 Acres	614	(2)	614	1,515	8.75	(1)	6/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	2/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	2/08
Polo Estates at Bent Tree	Dallas, TX	5.9 Acres	3,833		1,014	3,000	8.25		1/08
Polo Estates at Park Forest	Dallas, TX	9.3 Acres	4,560		1,868	2,964	8.00		12/07

			35,830		5,865	32,265

Apartments
Anderson Estates	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	4/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	7/22
Leflore Estates	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		2/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		1/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		2/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	2/19

			7,496		1,126	6,370

			43,326		6,991	38,635

Second Quarter
Land
Forney Land	Forney, TX	34.9 Units	3,945		(3,926)	—	—		—
Parc at Clarksville	Clarksville, TN	10.4 Units	541		—	547	8.00		08/06	(4)
Senlac Hutton	Farmers Branch, TX	5.9 Units	1,050		(949)	—	—		—
Waco 42	Waco, TX	42.8 Units	531		(112)	398	8.00		05/09

			6,067		(4,987)	945

Office Building
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	12,214		—	—	—		—

			18,281		(4,987)	945

			$61,607		$2,004	$39,580

(1)	Variable interest rate.
(2)	Purchased from ARI; purchase price is equal to ARI’s cost.
(3)	Net of minority interest and other liabilities assumed.
(4)	TCI is negotiating with lender to extend this loan.

In January 2007, subsidiaries of the Company acquired four office buildings containing approximately 1,090,000 rentable square feet and a 4.7 acre tract of undeveloped land located in Farmers Branch, Texas, known collectively as Park West. The properties were acquired for a total purchase price of $110 million plus closing costs. The acquisition was partially financed with a two year, $62 million loan from a commercial bank and a six year, $35 million loan from a life insurance company. The combined weighted average interest rate at closing was approximately 8.15%. The loans are collateralized by the properties and guaranteed by TCI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On May 8, 2007, we purchased 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $8.4 million. The acquisition was financed with $3.0 million cash and a new note for $5.0 million. The note accrues interest at 9.25%, is payable in installments of interest only for 12 months, then installments of principal and interest for 23 months and one final payment of all accrued, unpaid interest and the outstanding principal balance on maturity in May 2010.

In 2007, TCI sold the following properties:

Property	Location	Acres/ Easement/Units	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
First Quarter
Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$24,061	$3,128	$20,518	$3,648

Land
McKinney Ranch	McKinney, TX	15.1 Acres	2,631	793	1,850	1,122

			2,631	793	1,850	1,122

			26,692	3,921	22,368	4,770

Second Quarter
Land
Denton Coonrod	Denton, TX	82.2 Acres	1,900	—	1,637	—

			1,900	—	1,637	—

			$28,592	$3,921	$24,005	$4,770

In 2006, TCI sold the following properties:

Property	Location	Acres/Units	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,297	$—	$331

Second Quarter
Apartments
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Willo-Wick Apartments	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

			9,250	3,444	5,018	3,292

			$12,475	$4,741	$5,018	$3,623

At June 30, 2007, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$2,481	$6,128	$1,619
Broadway Estates	Greenville, MS	104 Units	2,066	6,291	1,190
Lago Vista	Farmers Branch, TX	212 Units	15,831	10,619	6,691
Legends of El Paso	El Paso, TX	240 Units	17,812	4,079	15,166
Longfellow Arms	Longview, TX	216 Units	5,025	3,286	4,046
Mason Park	Houston, TX	312 Units	1,991	17,409	1,567
Mission Oaks	San Antonio, TX	228 Units	15,980	—	13,688
Parc at Clarksville	Clarksville, TN	206 Units	11,437	2,455	10,659
Parc at Maumelle	Maumelle, AR	240 Units	19,701	—	15,847
Parc at Metro Center	Nashville, TN	144 Units	12,578	—	9,927
Parc at Rogers	Rogers, AR	152 Units	12,048	8,777	10,589
Pecan Pointe	Temple, TX	232 Units	8,158	8,679	7,095
Sunflower Estates	Indianola, MS	65 Units	1,494	6,936	902
Yazoo Estates	Yazoo City, MS	96 Units	2,056	6,289	1,176

Total		2,512 Units	$128,658	$80,948	$100,162

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is involved in the construction of 14 apartment development projects as of June 30, 2007. In addition, the Company invests in numerous tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund all equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project and is compensated with a fee equal to a certain percentage of the construction costs. Initial equity contributions to development projects are recorded as investments in unconsolidated real estate entities. When vertical construction begins, the Company reclassifies the investment in unconsolidated real estate entities to construction in progress. Increases to construction in progress are recorded as development loans are funded and development costs are incurred. As projects near completion and begin to be leased, the Company records revenues as earned and expenses as incurred. When the occupancy of a developed project reaches stabilization, the Company acquires the general partner interest from the third-party developer and reclassifies the property from construction in progress to property held for investment.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate		Amount	Security
Performing loans:
Dallas Fund XVII LP(3)	10/06	9.00		$3,907	Partnership interests and lawsuit proceeds
Pioneer Austin Development	10/08	10.00		3,178	33 acres undeveloped land, Austin, TX
Basic Capital Management(1)	4/08	10.25	(2)	1,523	Retail building, Cary, NC
Garden Centura LP(1)	N/A	7.00		6,372	Excess cash flow from partnership
Basic Capital Management(1)	4/08	10.25	(2)	1,252	Industrial building, Arlington, TX
400 St. Paul	10/08	8.00		3,612	Office building, Dallas, TX
Miscellaneous related party notes(1)	Various	Various		4,565	Various security interests
Accrued interest				1,779

Total				$26,188

(1)	Related party.
(2)	Variable rate.
(3)	Currently negotiating extension of this note.

NOTE 4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at June 30, 2007 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (AMEX: IORI) and ARI, related parties and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TCI’s investment in real estate entities at June 30, 2007, was as follows:

Investee	Percentage of TCI’s Ownership at June 30, 2007	Carrying Value of Investment at June 30, 2007	Market Value(1) of Investment at June 30, 2007
IORI	24.8%	$6,370	$4,079
ARI	6.4	12,057	4,404
Garden Centura, L.P.(2)	5.0	1,944	N/A
Other(2)		13,861	N/A

		$34,232	$8,483

(1)	Based on stock closing price on June 30, 2007 and is not necessarily indicative of the fair market value of the investee’s net assets.
(2)	No readily determinable market value.

Set forth below is summarized results of operations of equity investees for the first six months of 2007 and 2006.

	2007	2006
Revenues	$46,724	$32,408
Property operating expenses	(33,197)	(24,113)
Depreciation	(3,770)	(2,570)
Interest expense	(19,858)	(7,861)

Loss before gains on sale of real estate and discontinued operations	(10,101)	(2,136)
Gain on sale of real estate	—	2,409
Loss from discontinued operations	(2,142)	(219)

Net income (loss)	$(12,243)	$54

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available for sale security. TCI recognized an unrealized gain of $791,000 for the six month period ending June 30, 2007 due to an increase in market price.

NOTE 6. RELATED PARTIES

The following table reconciles the beginning and ending affiliate receivable balances as of June 30, 2007.

Balance, December 31, 2006	$(7,167)
Cash transfers	43,995
Cash repayments	(41,508)
Fees and commissions payable to affiliate	(17,884)
Payables clearing through Prime	(461)

Balance, June 30, 2007	$(23,025)

In addition, TCI’s other assets include $248,000 due from an affiliate for rent. In addition, at June 30, 2007, TCI owed $1.1 million to Regis Property Management for management fees and sales commissions.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. LOANS AND INTEREST PAYABLE

In 2007, TCI refinanced the following properties:

Property	Location	Acres/ Rooms/Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Hotels
City Suites	Chicago, IL	45 Rooms	$7,300	$3,551	$3,841	8.25	%(1)	2/12
The Majestic	Chicago, IL	55 Rooms	6,000	3,091	2,866	7.76		3/10
Willows Surf	Chicago, IL	52 Rooms	5,160	3,410	1,530	7.76		3/10

			18,460	10,052	8,237

Land
Crowley & Wilmer	Crowley & Wilmer, TX	142.6 Acres	3,390	—	2,633	9.75		7/07	(2)
Manhattan	Farmers Branch, TX	108.0 Acres	7,000	—	6,620	10.00		1/08
Las Colinas Townhomes	Irving, TX	15.6 Acres	6,750	4,338	2,838	9.25	(1)	3/08

			17,140	4,338	12,091

			35,600	14,390	20,328

Second Quarter
Apartments
Arbor Pointe	Odessa, TX	194 Units	5,088	1,799	4,988	7.03		7/37
Autumn Chase	Midland, TX	64 Units	2,400	1,131	705	9.25	(1)	9/07
Courtyard	Midland, TX	133 Units	3,440	1,303	2,057	7.03		7/37
Coventry Pointe	Midland, TX	120 Units	3,120	1,137	1,858	7.03		7/37
Fountains at Waterford	Midland, TX	172 Units	5,920	1,525	252	7.03		7/37
Hunters Glen	Midland, TX	212 Units	4,462	2,448	938	9.25	(1)	9/07
Southgate	Odessa, TX	180 Units	4,614	1,827	2,671	7.03		7/37
Sunchase	Odessa, TX	300 Units	7,328	3,128	7,196	7.03		7/37
Thornwood	Midland, TX	109 Units	2,784	1,098	1,582	7.03		7/37
Westwood Square	Odessa, TX	79 Units	936	492	418	7.03		7/37

			40,092	15,888	22,665

Land
Las Colinas High Rise	Irving, TX	11.8 Acres	2,042	—	1,961	12.50		4/09
Polo Estates at Park Forest	Dallas, TX	9.3 Acres	3,107	2,964	76	9.25	(1)	12/07

			5,149	2,964	2,037

			45,241	18,852	24,702

			$80,841	$33,242	$45,030

In 2006, TCI refinanced the following properties:

Property	Location	Acres/ Sq. Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475	$1,804	$421	7.23	%(1)	2/09

Land
West End	Dallas, TX	5.34 Acres	9,000	2,000	6,079	8.00	(1)	3/07	(2)

			11,475	3,804	6,500

Second Quarter
Land
Payne Land	Irving, TX	109.9 Acres	5,683	—	5,591	9.00		12/07

Office Buildings
Forum Office Building	Richmond, VA	79,791 Sq. Ft.	6,000	4,721	1,152	7.75		7/13
One Hickory	Farmers Branch, TX	102,615 Sq. Ft.	9,300	6,858	2,308	6.93		6/10

			15,300	11,579	3,460

			20,983	11,579	9,051

			$32,458	$15,383	$15,551

(1)	Variable rate.
(2)	TCI is negotiating with Lender to extend this loan.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2007, the Company sold 15.6 acres known as Rochelle II or Las Colinas Townhomes to TCI Woodmont XII, a subsidiary of the Company, for $6.7 million. TCI Woodmont XII obtained financing in the amount of $6.8 million from a commercial lender and $3.4 million from the Company. Because the sale was to a consolidated subsidiary, the Company has recorded the transaction as a financing transaction.

On May 8, 2007, we purchased 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $8.4 million. The acquisition was financed with $3.0 million cash and a new note for $5.0 million. The note accrues interest at 9.25%, is payable in installments of interest only for 12 months, then installments of principal and interest for 23 months and one final payment of all accrued, unpaid interest and the outstanding principal balance, on maturity in June 2010.

On June 6, 2007 we refinanced $12.4 million in existing mortgages on eight apartment complexes; Arbor Pointe, Courtyard, Coventry Pointe, Fountains at Waterford, Southgate, Sunchase, Thornwood, and Westwood apartments consisting of 1,287 units located throughout Midland and Odessa, Texas for new loans totaling $33.2 million receiving $21.0 million in cash and paid down property debt and defeasance costs totaling $4.1 million. The loans accrue interest at 7.03% is payable in monthly installments of interest and principal, and all accrued and unpaid interest and the outstanding principal balance are due on maturity, July 2037.

On June 28, 2007 we refinanced the existing notes of $3.6 million on two apartment complexes; Autumn Chase and Hunters Glen apartments consisting of 276 units in total located in Midland, Texas for new loans totaling $6.9 million, receiving $1.6 million in cash. The loans accrue interest at prime plus 25 points with interest only payments due monthly and all unpaid accrued interest and the outstanding principal balance payable on maturity in September 2007.

In addition to the foregoing, through June 2007, the Company obtained additional funding for eight of its residential development projects totaling $36.8 million. The loans represent partial funding of development loans through various sources of financing, including commercial lenders and HUD.

NOTE 8. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. Excluded from segment assets are assets of $144 million at June 30, 2007 and $137 million at June 30, 2006. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002.

Presented below is the operating income of each operating segment for the six months ended June 30, 2007 and 2006 and each segment’s assets at June 30.

Three Months Ended June 30, 2007	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$122	$14,787	$20,976	$4,402	$40,287
Property operating expenses	684	8,740	11,017	2,408	22,849
Depreciation	5	3,228	2,981	553	6,767
Interest	3,961	5,884	9,330	382	19,557
Gain on land sales*	—	—	—	—	—

Segment income (loss)	$(4,528)	$(3,065)	$(2,352)	$1,059	$(8,886)

Real estate improvements and construction	2,044	2,966	—	1,261	6,271
Assets	363,252	308,252	589,841	31,043	1,292,388
Property Sales:
Sales price	—	—	—	—	—
Cost of sales	—	—	—	—	—

Gain on sale**	$—	$—	$—	$—	$—

Three Months Ended June 30, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$144	$8,740	$18,795	$1,705	$29,384
Property operating expenses	611	5,476	10,875	849	17,811
Depreciation	2	2,261	2,409	203	4,875
Interest	2,750	2,689	6,753	244	12,436
Gain on land sales*	8,690	—	—	—	8,690

Segment income (loss)	$5,471	$(1,686)	$(1,242)	$409	$2,952

Real estate improvements and construction	1,644	4,044	2,410	37	8,135
Assets	237,366	195,355	540,304	28,021	1,001,046
Property Sales:
Sales price	26,880	—	9,250	—	36,130
Cost of sales	18,190	—	5,958	—	24,148

Gain on sale**	$8,690	$—	$3,292	$—	$11,982

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2007	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$265	$28,734	$41,143	$6,298	$76,440
Property operating expenses	1,523	15,803	22,889	4,064	44,279
Depreciation	11	5,196	6,082	905	12,194
Interest	7,449	9,661	16,878	1,444	35,432
Gain on land sales*	1,122	—	—	—	1,122

Segment loss	$(7,596)	$(1,926)	$(4,706)	$(115)	$(14,343)

Real estate improvements and construction	3,060	4,591	—	1,261	8,912
Assets	363,252	308,252	589,841	31,043	1,292,388
Property Sales:
Sales price	2,869	—	24,650	—	27,519
Cost of sales	1,747	—	21,002	—	22,749

Gain on sale**	$1,122	$—	$3,648	$—	$4,770

Six Months Ended June 30, 2006	Land	Commercial Properties	Apartments	Hotels	Total
Rents	$300	$17,769	$36,631	$3,541	$58,241
Property operating expenses	722	10,366	21,724	2,506	35,318
Depreciation	14	4,486	4,745	574	9,819
Interest	4,953	5,388	13,497	769	24,607
Gain on land sales*	9,022	—	—	—	9,022

Segment income (loss)	$3,633	$(2,471)	$(3,335)	$(308)	$(2,481)

Real estate improvements and construction	1,750	5,586	4,159	37	11,532
Assets	237,366	195,355	540,304	28,021	1,001,046
Property Sales:
Sales price	30,105	—	9,250	—	39,355
Cost of sales	21,084	—	5,958	—	27,042

Gain on sale**	$9,021	$—	$3,292	$—	$12,313

*	Does not include gains from sale of income producing properties.
**	Includes gains from sale of income producing properties.

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2007	2006
Segment operating loss	$(14,343)	$(2,481)
Other non-segment items of income (expense):
General and administrative	(5,205)	(3,038)
Advisory fees	(5,096)	(4,187)
Interest income	1,392	1,668
Gain (loss) on foreign currency transaction	(4)	4
Other income	819	238
Litigation settlement	704	1,804
Equity in earnings of investees	700	—
Minority interest	4	189
Income tax benefit	653	687

Loss from continuing operations	$(20,376)	$(5,116)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9. DISCONTINUED OPERATIONS

Effective January 1, 2002, TCI adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented and properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future sale, TCI is required to reclassify portions of previously reported operations to discontinued operations within the Statement of Operations.

For the six months ended June 30, 2007 and 2006, income from discontinued operations relates to properties TCI sold or intends to sell in 2007 as well as properties TCI sold during 2005 and 2006. The following table summarizes revenue and expense information for the properties sold and held for sale:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental	$1,867	$3,199	$4,248	$6,683

Expenses:
Property Operations	1,431	1,542	3,161	3,811

	436	1,657	1,087	2,872

Other (expenses):
Interest	956	1,476	2,415	3,174
Depreciation	243	784	455	1,029

	1,199	2,260	2,870	4,203

Gain on sale of real estate	—	3,292	3,648	3,292
Income tax benefit (expense)	267	(941)	(653)	(687)

Income (loss) from discontinued operations	$(496)	$1,748	$1,212	$1,274

NOTE 10. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in ten partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners and are set forth in the respective partnership agreements. The total amount of the expected buyouts remaining as of June 30, 2007 is approximately $3.0 million.

Liquidity. Management believes that TCI will generate excess cash from property operations in 2007; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Litigation. Waters Edge. Shortly before the advent of Hurricane Katrina, an apartment complex in Mississippi was sold to Waters Edge Living, LLC but notwithstanding such sale, the property continued on insurance coverage applicable to Transcontinental Realty Investors, Inc. (“TCI”) and others. As a result of sorting out various claims, two items of litigation exist, Waters Edge Living, LLC v. RUSI Indemnity Co., et al, civil action No. 4:06-CV-00334-RH-WCS pending in the United States District Court for the Northern district of Florida and Prime Income Asset Management, Inc., et al v. Waters Edge Living, LLC, et al, civil action No. 3:07-CV-0102-D pending in the United States District Court for the Northern District of Texas. TCI is not a direct party in either case. In the Texas

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

case, three subsidiaries of TCI are plaintiffs, Continental Baronne, Inc., Continental Common, Inc. and Continental Amoco, Inc. which own three New Orleans office buildings damaged by Hurricane Katrina. RUSI Indemnity Co. has paid approximately $50.0 million into a trust account held by Merrill Lynch under the supervision of the Florida Court. Of that amount, approximately $32.5 million is money paid on account of the Waters Edge Living, LLC claim and $17.5 million is money paid on the claims of Continental Baronne, Inc. and the other New Orleans office buildings. Three TCI subsidiaries are intending to intervene in the near future in the Florida proceeding to attempt to obtain prompt return of the $17.5 million, although Prime Income Asset Management, Inc. (“PIAMI”) has pending an emergency motion for return of those funds (which has been pending since February 1, 2007). Of the $32.5 million allegedly allocable to Waters Edge Living, LLC, PIAMI et al is entitled to a refund, at a minimum, of approximately $6.0 million (consisting of $1.9 million previously advanced from PIAMI against the payment of the claim and $4.0 million for flood insurance proceeds, which should be credited against the $32.5 million) and potentially more, depending upon the amount by which the total claims exceed a $100.0 million cap under the applicable policies. While this case is a plaintiff’s case from the perspective of the TCI subsidiaries, funds belonging to the TCI subsidiaries are being withheld from those subsidiaries aggregating at least $17.5 million. There is no significant prospect from these cases that TCI will have to pay any additional funds to Waters Edge Living, LLC.

In the second quarter of 2007, TCI sold its ownership of Continental Baronne, Inc. to a privately-owned affiliated company for a sales price of $9.5 million and the assumption of $9.5 million of related liabilities. Continental Baronne, Inc. owns a vacant office building in New Orleans. Since TCI received no cash consideration for the sale, TCI continues to include the office building in its consolidated financial statements.

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

TCI generally guarantees all real estate secured loans for its consolidated subsidiaries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition and competition from other developers, owners and operators of real estate);

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

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

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

Overview

TCI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in in-fill locations or high-growth suburban markets. As of June 30, 2007, the Company owned approximately 12,250 units in 65 residential apartment communities, 28 commercial properties comprising almost four million rentable square feet and four hotels containing a total of 313 rooms. In addition, at June 30, 2007, TCI owned over 6,500 acres of land held for development and had over 2,500 apartment units in 14 projects under construction. The Company currently owns income-producing properties and land in 20 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. TCI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. TCI finances its development projects principally with short-term, variable interest rate construction loans that are refinanced with the proceeds of long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 82% of TCI’s common stock is owned by ARI. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI.

The highlights of the six months ended June 30, 2007 included the following:

•	On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres and 3 acres of land located in Farmers Branch, Texas. The note accrues interest at 10% and matures in January 2008.

•

On January 17, 2007 we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, IL for a new note of $7.3 million and received $3.8 million in cash. The note accrues interest at 8.25% and matures in February 2012.

•

On January 19, 2007, we acquired a 383,114 and a 707,559 square foot office building in Farmers Branch, Texas known as Park West I and Park West II, respectively and a 4.7 acre tract of undeveloped land at an aggregate purchase price of $110 million. The acquisition was financed with $9.6 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2013 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing January 2009.

•

On February 16, 2007, we sold the Bluffs at Vista Ridge, a 272 unit apartment complex in Lewisville, Texas for $24.1 million. The proceeds were used to pay down the existing mortgage of $20.5 million receiving $3.1 million in cash. A gain of $3.6 million was recorded on this sale.

•

On March 5, 2007, we refinanced the existing $3.1 million mortgage on the Majestic Hotel in Chicago, IL, a 55 room hotel with a new note for $6.0 million receiving $2.9 million in cash. The note accrues interest at 7.76% and matures in March 2010.

•

On May 8, 2007, we acquired 40.1 acres of land in Las Colinas, TX known as Hines Meridian for $8.5 million. The purchase was financed with $3.0 million in cash and a note payable of $5.0 million. The note accrues interest at 9.25% and matures in June 2010.

•

On June 6, 2007 we refinanced $12.4 million in existing mortgages with a commercial bank lender. The mortgages relate to eight different apartment complexes, totaling 1,287 units, located throughout Midland and Odessa, Texas. The new loans totaled $33.2 million. We received $21.0 million in cash and paid down property debt and defeasance costs totaling $4.1 million. The notes accrue interest at 7.03% and mature in July 2037.

•

On June 28, 2007 we refinanced $3.6 million in existing mortgages with a commercial bank lender. The mortgages relate to two apartment complexes, totaling 276 units, located in Midland, Texas. The new loans totaled $6.9 million. We received $1.6 million in cash. The notes accrue interest at 9.25% and mature in September of 2007.

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

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development.

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain or loss upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

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

Investments in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, TCI accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, TCI’s net equity is reflected within the Consolidated Balance Sheets and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, TCI’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When TCI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

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

Liquidity and Capital Resources

Cash and cash equivalents were $5.1 million and $4.8 million at June 30, 2007 and December 31, 2006, respectively. The principal reasons for the change in cash are discussed in the paragraphs below.

TCI’s principal sources of cash have been and will continue to be property operations, proceeds from land and income-producing property sales, the collection of mortgage notes receivable, receivables from affiliated companies, refinancing of existing mortgage notes payable and additional borrowings, including mortgage notes payable, lines of credit and to a lesser extent, distributions from partnerships. TCI may also issue additional equity securities, including common stock and preferred stock. Management anticipates that TCI’s cash at June 30, 2007, along with cash that will be generated in 2007 from property operations, may not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions and additional borrowings.

Net cash used by operating activities was $9.2 million for the six months ended June 30, 2007 compared to $8.4 million for the six months ended June 30, 2006. Cash flow from operations is largely comprised of rental income less operating expenses, general and administrative expenses and interest expense. Net cash used by operating activities increased $4.1 million due primarily to an increase in operating income (before depreciation expense) of $6.7 million, offset by higher interest expense of $10.8 million.

Management expects that TCI’s existing cash balances, selective sales of land and income-producing properties, refinancing of and additional borrowings against the Company’s real estate holdings will be sufficient to meet TCI’s cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that TCI’s liquidity permits or financing sources are available and the investments are otherwise deemed to be profitable, management intends to make additional investments in real estate or real estate-related projects.

Net cash used in investing activities was $211.8 million for the six months ended June 30, 2007 compared to $35.2 million for the six months ended June, 2006. Cash used in investing activities increased $176.6 million due to an increase in investments in real estate (including investments in income-producing properties, land held for development, residential and other development projects) of $173.6 million and lower proceeds from fewer land sales of $9.5 million, offset by higher net collections on notes receivable of $6.5 million.

Net cash provided by financing activities was $219.7 million for the six months ended June 30, 2007 compared to $40.1 million for the six months ended June 30, 2006. Cash provided by financing activities increased $179.6 million due primarily to proceeds from additional borrowings of $183.7 million (net of deferred financing costs) and advances from affiliates of $28.2 million, offset by loan payoffs related to property sales and refinancings of $31.5 million and increased preferred dividends of $0.8 million.

Net cash provided by discontinued operations was $1.6 million for the six months ended June 30, 2007 compared to $6.5 million for the same period in 2006. The $4.9 million decline was due principally to a decrease in cash provided by operations from properties actually sold or held for sale.

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

Results of Operations

For the three months ended June 30, 2007:

TCI had a net loss of $13.1 million for the three months ended June 30, 2007, including a loss from discontinued operations of $496,000, as compared to a net income of $4.6 million for the three months ended June 30, 2006, including income from discontinuing operations of $1.7 million and a gain on sale of land of $8.7 million. Fluctuations in this and other components of revenues and expense between the three month period ended June 2007 and 2006 are discussed below.

Rents increased to $40.3 million in 2007 as compared to $29.4 million in 2006. This increase is due to additional rental income from the completion of new apartment construction projects, acquisitions of commercial properties, increased occupancy in our hotel properties and various market rate increases in apartment complexes.

Property operating expenses increased to $22.8 million in 2007 as compared to $17.8 million in 2006. This increase is due to the completion of new apartment construction projects and acquisition of commercial properties.

Depreciation and amortization increased to $6.8 million in 2007 as compared to $4.8 million in 2006. This increase is mainly due to the completion of new construction projects and acquisitions of commercial properties in the current period.

Mortgage and loan interest expense increased to $19.6 million in 2007 as compared to $12.4 million in 2006. This increase is due to the increase in mortgages payable related to acquisitions and refinancings.

The decrease in litigation settlement of $1.8 million was due to no litigation settlements being received in the three months ended June 2007.

The decrease in gain on sale of land of $8.7 million was due to no land being sold for the three months ended June 2007, that resulted in a gain.

Income from discontinued operations before income taxes decreased to a net loss of $763,000 in 2007 as compared to a net income of $2.7 million in 2006. This decrease is due to discontinued operations including eight properties in 2006 as compared to three properties in 2007 and two of the properties in 2007 incurred net operating losses.

For the six months ended June 30, 2007:

TCI had a net loss of $19.9 million for the six months ended June 30, 2007, including income from discontinued operations of $1.2 million and gains on land sales of $1.1 million, as compared to a net loss of $3.9 million for the six months ended June 30, 2006, including income from discontinuing operations of $1.3 million and gains on sale of land of $9.0 million. Fluctuations in this and other components of revenues and expense between the six month period ended June 30, 2007 and 2006 are discussed below.

Rents increased to $76.4 million in 2007 as compared to $58.2 in 2006. This increase is due to additional rental income from the completion of new apartment construction projects and the acquisition of commercial properties and the increase in hotel revenues due to increased occupancies.

Property operating expenses increased to $44.3 million in 2007 as compared to $35.3 million in 2006. This increase is due to the completion of new apartment construction projects and acquisition of commercial properties.

General and administrative expenses increased to $5.2 million in 2007 as compared to $3.0 million in 2006. This increase is primarily due to prior year amount including litigation settlement proceeds of $1.7 million.

Mortgage and loan interest increased to $35.4 million in 2007 as compared to $24.6 million in 2006. This increase is due to the increase in notes payable by $296.7 million over the last 12 months related to acquisitions and refinancings.

Income from litigation settlements decreased to $704,000 in 2007 as compared to $1.8 million in 2006. This decrease is due to non-recurring settlements in the prior period.

Gain on land sales decreased to $1.1 million in 2007 as compared to $9.0 million in 2006. The 2007 gain is from the sale of 15 acres of McKinney Ranch land.

Net income (loss) for the three and six months ended June 30, 2007 and 2006 from discontinued operations relates to properties TCI sold or intends to sell in 2007, as well as properties TCI sold during 2007 and 2006. The following table summarizes revenue and expense information for the properties sold and held for sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental	$1,867	$3,199	$4,248	$6,683

Expenses:
Property Operations	1,431	1,542	3,161	3,811

	436	1,657	1,087	2,872

Other (expenses):
Interest	956	1,476	2,415	3,174
Depreciation	243	784	455	1,029

	1,199	2,260	2,870	4,203

Gain on sale of real estate	—	3,292	3,648	3,292
Income tax benefit (expense)	267	(941)	(653)	(687)

Income (loss) from discontinued operations	$(496)	$1,748	$1,212	$1,274

Tax Matters

Prior to the year 2000, TCI elected and in the opinion of management, qualified to be taxed as a Real Estate Investment Trust (“REIT”) as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. During the third quarter of 2000, due primarily to a concentration in ownership, TCI no longer met the requirements for tax treatment as a REIT.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2007 and a loss, after the use of net operating loss carry forwards, in the first six months of 2006; therefore, it recorded no provision for income taxes.

At June 30, 2007, TCI had a net deferred tax asset of $41.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, TCI may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on TCI’s business, assets or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2007, TCI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share amount):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Notes payable:
Variable rate	$32,212	8.78%	$3,221

Total decrease in TCI’s annual net income			$3,221

Per share			$.456

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that these disclosure controls and procedure were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchanges act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) repurchased equity securities. The following table sets forth by month repurchases made during the second quarter and the specified number of shares that may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of March 31, 2007	—	$—	1,191,910	217,090
April 2007	8,106	15.05	8,106	208,984
May 2007	9,063	16.96	9,063	199,921
June 2007	4,335	15.95	4,335	195,586

Total	21,504	$15.98	1,213,414

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2007

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith