Form 10-Q
period 2007-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2007-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Ye   ☐    No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,085,067
(Class)	(Outstanding at November 1, 2007)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,333,762	$1,089,995
Less—accumulated depreciation	(109,631)	(97,541)

	1,224,131	992,454
Real estate held for sale	35,740	54,935
Real estate subject to sales contract	64,747	66,027
Notes and interest receivable (including $4,390 in 2007 and $23,848 in 2006 from affiliates and related parties)	29,069	39,566
Investment in unconsolidated real estate entities	35,035	30,573
Marketable equity securities, at market value	14,195	9,038
Cash and cash equivalents	7,200	4,803
Other assets (including $212 in 2007 and $26,086 in 2006 from affiliates and related parties)	73,357	52,771

Total assets	$1,483,474	$1,250,167

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $8,227 in 2007 and $7,499 in 2006 to affiliates and related parties)	$1,018,605	$799,069
Liabilities related to assets held for sale	36,079	43,579
Liabilities related to assets subject to sales contract	62,402	58,816
Other liabilities (including $21,568 in 2007 and $618 in 2006 to affiliates and related parties)	100,481	66,608

	1,217,567	968,072
Commitments and contingencies

Minority interest	1,621	16,166
Stockholders’ equity:
Common Stock; $.01 par value; authorized 10,000,000 shares; issued 8,113,669 shares at September 30, 2007 and December 31, 2006	81	81
Preferred Stock
Series C Cumulative Convertible; $.01 par value; authorized, issued and outstanding 30,000 shares at September 30, 2007 and December 31, 2006; (liquidation preference $3,000)	—	—
Series D; $.01 par value; authorized, issued and outstanding 100,000 shares at September 30, 2007 and December 31, 2006 (liquidation preference $100 per share)	1	1
Additional paid-in capital	282,929	266,206
Treasury stock, at cost (28,002 shares at September 30, 2007 and 212,800 shares at December 31, 2006)	(470)	(3,086)
Retained earnings (deficit)	(22,152)	1,660
Accumulated other comprehensive income	3,897	1,067

Total stockholder’s equity	264,286	265,929

Total liabilities and stockholders equity	$1,483,474	$1,250,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Property revenue:
Rental and other property revenues	$38,375	$32,378	$114,208	$89,620
Expenses:
Property operating expenses ($5,294 in 2007 and $4,672 in 2006 to affiliates)	23,273	19,629	66,693	54,660
Depreciation and amortization	6,560	5,461	18,457	15,310
General and administrative ($2,412 in 2007 and $2,222 in 2006 to affiliates)	2,209	2,083	7,414	3,318
Advisory fee to affiliate	2,774	2,149	7,869	6,336

Total operating expenses	34,816	29,322	100,433	79,624

Operating income	3,559	3,056	13,775	9,996

Other income (expense):
Interest income from notes receivable ($743 in 2007 and $1,426 in 2006 from affiliates)	526	724	1,917	2,443
Gain (loss) on foreign currency transaction	(33)	—	(37)	5
Other income	251	31	1,069	541
Impairment	(2,683)	—	(2,683)	—
Net income fee to affiliate	—	—	704	—
Mortgage and loan interest ($546 in 2007 and $730 in 2006 to affiliates)	(19,342)	(12,526)	(54,400)	(36,963)

Total other income (expense)	(21,281)	(11,771)	(53,430)	(33,974)

Loss before gain on land sales, minority interest and equity in earnings of investees	(17,722)	(8,715)	(39,655)	(23,978)
Gain on land sales	5,754	2,974	6,875	11,995
Minority interest	19	355	22	544
Equity in earnings of investees	—	(257)	—	—

Loss from continuing operations, before income taxes	(11,949)	(5,643)	(32,758)	(11,439)
Income tax benefit	2,633	465	3,131	1,149

Loss from continuing operations	(9,316)	(5,178)	(29,627)	(10,290)

Income from discontinued operations, before income taxes	7,523	1,329	8,946	3,284
Income tax expense	(2,633)	(465)	(3,131)	(1,149)

Income from discontinued operations	4,890	864	5,815	2,135

Net loss	(4,426)	(4,314)	(23,812)	(8,155)
Preferred dividend requirement	(228)	(53)	(684)	(158)

Net loss applicable to common shares	$(4,654)	$(4,367)	$(24,496)	$(8,313)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Basic earnings per share:
Loss from continuing operations	$(1.20)	$(0.66)	$(3.83)	$(1.32)
Income from discontinued operations	0.62	0.11	0.74	0.27

Net loss applicable to common shares	$(0.58)	$(0.55)	$(3.09)	$(1.05)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.20)	$(0.66)	$(3.83)	$(1.32)
Income (loss) from discontinued operations	0.62	0.11	0.74	0.27

Net income (loss) applicable to common shares	$(0.58)	$(0.55)	$(3.09)	$(1.05)

Weighted average common shares used in computing earnings per share:
Basic	7,942,089	7,900,869	7,910,111	7,900,869
Diluted	7,942,089	7,900,869	7,910,111	7,900,869

Series C Cumulative Convertible Preferred stock (convertible after September 30, 2006 into common stock estimated to be approximately 249,650 shares) and options to purchase 40,000 shares of TCI’s common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(dollars in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance, January 1, 2007	8,113,669	$81	130,000	$1	$266,206	212,800	$(3,086)	$1,660	$1,067	$265,929
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(1,596)	(1,596)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	4,426	4,426
Net loss	—	—	—	—	—	—	—	(23,812)	—	(23,812)
Acquisition of minority interest	—	—	—	—	17,407	—	—	—	—	17,407

Repurchase of Common Stock	—	—	—	—	—	28,002	(470)	—	—	(470)
Sale of Treasury Stock to affiliate	—	—	—	—	—	(212,800)	3,086	—	—	3,086
Series C Preferred Stock cash dividend	—	—	—	—	(158)	—	—	—	—	(158)
Series D Preferred Stock cash dividend	—	—	—	—	(526)	—	—	—	—	(526)

Balance, September 30, 2007	8,113,669	$81	130,000	$1	$282,929	28,002	$(470)	$(22,152)	$3,897	$264,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Cash Flows from Operating Activities:
Net loss applicable to common shares	$(24,496)	$(8,313)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities
Depreciation and amortization	18,993	16,751
Amortization of deferred borrowing costs	3,572	2,387
Gain on sale of land	(6,875)	(11,995)
Equity in earnings of investees	—	—
Gain (loss) on foreign currency transaction	37	(5)
Provision for Impairment	2,683	—
(Income) allocated to minority interest	(22)	(544)
Gain on sale of income producing properties	(12,175)	(5,689)
(Increase) decrease in assets:
Prepaid expense	(2,436)	—
Interest receivable	(215)	162
Escrows	(8,720)	—
Rent receivables	(795)	—
Other assets	6,598	14,207
Earnest money	4,597	(7,818)
Increase (decrease) in liabilities:
Interest payable	—	472
Other liabilities	12,306	(4,711)

Net cash used in operating activities	(6,948)	(5,096)
Cash Flows from Investing Activities:
Collections on notes receivable	13,582	12,970
Funding of notes receivable	—	(1,892)
Acquisition of income producing properties	(112,180)	(105,965)
Acquisition of land held for development	(24,940)	—
Real estate improvements	—	(19,400)
Improvement of income producing properties	(8,834)	—
Improvement of land held for development	(352)	—
Proceeds from sale of income producing properties	40,203	15,350
Construction and new development of properties	(165,871)	—
Proceeds from sale of land	58,145	41,391
Investments in marketable equity securities	(731)	—
Acquisition of minority interest	2,884	—
Investments in unconsolidated real estate entities	(6,095)	—

Net cash used in investing activities	(204,189)	(57,546)
Cash Flows from Financing Activities:
Recurring amortization on notes payable	(9,811)	—
Other payments on notes payable	(159,716)	(34,947)
Proceeds from notes payable	385,365	111,336
Increase in due from affiliates	10,724	—
Repurchase of common stock	(470)	—
Dividends paid to preferred shareholders	—	(158)
Payment on notes payable from income producing properties sold	—	(8,532)
Deferred financing costs	(12,558)	(3,661)

Net cash provided by financing activities	213,534	64,038

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Net increase in cash and cash equivalents	2,397	1,396
Cash and cash equivalents, beginning of period	4,803	5,462

Cash and cash equivalents, end of period	$7,200	$6,858

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$57,864	$40,726

Schedule of Non-Cash Investing and Financing Activities:
Unrealized gain foreign currency translation	4,427	—
Unrealized loss on marketable securities	(1,596)	—
Increase in minority interest related to acquisition of real estate	—	14,835
Real estate purchased from affiliate, decreasing affiliate receivable	—	11,273
Note payable assumed by affiliate	—	4,000
Notes payable assumed on purchase of real estate	—	10,475
Notes payable assumed to decrease affiliated payable	—	5,150
Land Exchanged with non affiliated party	(900)	1,500
Note Receivable for Treasury Stock	3,353	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and successor to a California business trust, which was organized on September 6, 1983. TCI invests in real estate through direct ownership, leases and partnerships. TCI owns a diverse portfolio of residential apartment communities, commercial properties, hotels and land. The Company currently owns approximately 12,850 units in 68 residential apartment communities, 25 commercial properties comprising over 4.9 million rentable square feet and four hotels. In addition, TCI owns over 6,500 acres of land held for development and currently has over 2,400 apartment units in 14 projects under construction. The Company currently owns operating properties or land in 20 states as well as in Poland and the U.S. Virgin Islands. The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “TCI”. Approximately 82 percent of the Company’s common stock is owned by American Realty Investors, Inc. (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties.

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

NOTE 2. REAL ESTATE

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Developments	Property Sales	Impairment Charges	Reclassifications and Other Adjustments	Cost Sep. 30, 2007	Accumulated Depreciation Sep. 30, 2007
Apartments	$390,995	$1,896	$—	$—	$89,985	$—	$(1,674)	$(6,171)	$475,031	$40,662
Apartments under construction	70,618	—	—	123,755	(89,985)	—	—	-—	104,388	9
Other developments in progress	78,230	—	—	26,687	—	—	—	—	104,917	—
Commercial properties	252,315	110,284	6,286	—	—	—	(1,009)	(8,285)	359,591	58,782
Hotels	37,811	—	3,872	—	—	—	—	—	41,683	9,983
Land held for development	260,026	8,502	636	—	—	(7,951)	—	(13,061)	248,152	195

Real estate held for investment	$1,089,995	$120,682	$10,794	$150,442	—	$(7,951)	$(2,683)	$(27,517)	$1,333,762	$109,631

Real estate held for sale	$59,970	$—	$—	$—	—	$(33,141)	$—	$14,456	$41,285	$5,545

Real estate subject to sales contract	$73,033	$—	$—	$—	—	$—	$—	$—	$73,033	$8,286

In January 2007, two wholly-owned subsidiaries of the Company acquired two office buildings projects in Farmers Branch, Texas known as Park West I and Park West II (subsequently renamed Browning Place and Fenton Centre, respectively) along with an adjacent 4.7 acre tract of undeveloped land at an aggregate purchase price of $110 million plus closing costs. The acquisition was financed in part with $97.0 million in two separate mortgage loans; a $35.0 million loan from an institutional lender which accrues interest at 6.06 percent maturing January 2013 (Park West II) and a $62.0 million loan from a commercial bank which accrues interest at Wall Street Journal Prime plus one percent maturing January 2009 (Park West I). Both loans are secured by the respective office buildings and are guaranteed by TCI.

In 2007, TCI sold two apartment communities and one office building for sales prices totaling $37.1 million, generating cash proceeds of $7.0 million and recognized gains of $8.1 million. The apartment properties were located in Lewisville, Texas and Texas City, Texas; the office building was located in Richmond, Virginia. In addition, TCI recognized previously deferred gains in the amount of $4.1 million related to the June 2007 sale of an office building in Durham, North Carolina.

In May 2007 we acquired 40.1 acres of land know as Hines Meridian in Las Colinas, Texas for $8.5 million. The acquisition was financed with $3.0 million cash and a new note for $5.0 million. The note accrues interest at 9.25 percent, is payable in installment of interest only for 12 months, then installment of principal and interest for 23 months and one final payment of all accrued, unpaid interest and the outstanding principal balance on maturity in May 2010.

In July 2007 we acquired 1.7 acres of land known as the Jackson Convention Center land for development. The acquisition was purchased with $3.9 million in cash generated through various refinancings.

TCI has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. TCI typically owns 75 percent of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow TCI to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. At September 30, 2007, TCI had formed a total of eleven joint ventures with Icon to develop eleven projects. Total costs incurred to date, including land acquisition costs, for these eleven projects are $104.9 million, of which $94.9 million has been funded with land and construction loans from various commercial banks. At September 30, 2007, only one of the eleven projects was undergoing vertical construction – the 212 unit Portofino apartment project located within TCI’s Mercer Crossing development in Farmer’s Branch, Texas which will be completed in the fourth quarter of 2007. TCI includes these joint ventures in the Company’s consolidated financial statements and records a minority interest for Icon’s equity in the ventures.

At September 30, 2007, TCI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$3,366	$5,248	$3,463
Broadway Estates	Greenville, MS	104 Units	2,351	6,011	2,457
Huntington Ridge - Desoto	Odessa, TX	224 Units	6,697	11,176	4,598
Lakeview at Pecan Creek	Denton, TX	192 Units	2,646	15,362	3,425
Lincoln Estate I	Leake County, MS	57 Units	1,246	6,462	1,100
Longfellow Arms	Longview, TX	216 Units	6,257	10,415	5,005
Mansions of Mansfield	Mansfield, TX	208 Units	1,750	16,937	2,483
Mason Park	Houston, TX	312 Units	8,800	14,218	5,039
Parc at Clarksville	Clarksville, TN	168 Units	13,282	284	11,969
Parc at Rogers	Rogers, AR	250 Units	19,610	4,582	16,010
Pecan Pointe	Temple, TX	232 Units	16,676	2,851	14,978
Portofino	Farmers Branch, TX	212 Units	17,451	8,999	12,044
Sunflower Estates	Indianola, MS	65 Units	2,111	6,319	2,229
Yazoo Estates	Yazoo City, MS	96 Units	2,145	6,200	2,254

Total		2,401 Units	$104,388	$115,064	$87,054

The Company is involved in the construction of 14 apartment development projects as of September 30, 2007. In addition, the Company invests in numerous tracts of land and is in the predevelopment on several of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund all equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project and is compensated with a fee equal to a certain percentage of the construction costs. Initial equity contributions to development projects are recorded as investments in unconsolidated real estate entities. When vertical construction begins, the Company reclassifies the investment in unconsolidated real estate entities to construction in progress. Increases to construction in progress are recorded as development loans are funded and development costs are incurred. As projects near completion and begin to be leased, the Company records revenues as earned and expenses as incurred. When the occupancy of a developed project reaches stabilization, the Company acquires the general partner interest from the third-party developer and reclassifies the property from construction in progress to property held for investment.

TCI includes these joint ventures in the Company’s consolidated financial statements and records a minority interest for Icon’s equity in the ventures.

NOTE 3. NOTES AND INTEREST RECEIVABLE

At September 30, 2007, notes and interest receivable consisted of the following:

Borrower	Maturity Date		Interest Rate		Amount	Security
Performing loans:
Dallas Fund XVII LP(3)	10/06	(3)	9.00		$4,083	Partnership interests and lawsuit proceeds
Pioneer Austin Development	10/08		10.00		2,336	33 acres undeveloped land, Austin, TX
Basic Capital Management(1)	4/08		10.25	(2)	1,523	Retail building, Cary, NC
Garden Centura LP(1)	N/A		7.00		6,116	Excess cash flow from partnership
Basic Capital Management(1)	4/08		10.25	(2)	1,252	Industrial building, Arlington, TX
400 St. Paul	10/08		8.00		3,612	Office building, Dallas, TX
Miscellaneous related party notes(1)	Various		Various		9,064	Various security interests
Accrued interest					1,083

Total					$29,069

(1)	Related party.
(2)	Variable rate.
(3)	Currently negotiating extension of this note.

NOTE 4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at September 30, 2007 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (AMEX: IORI) and ARI, related parties and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2 percent of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at September 30, 2007, was as follows:

Investee	Percentage of TCI’s Ownership at September 30, 2007	Carrying Value of Investment at September 30, 2007	Market Value(1) of Investment at September 30, 2007
IORI	24.8%	$6,565	$4,875
ARI	6.4	12,057	5,498
Garden Centura, L.P.(2)	5.0	1,944	N/A
Other(2)		14,469	N/A

		$35,035	$10,373

(1)	Based on stock closing price on September 30, 2007 and is not necessarily indicative of the fair market value of the investee’s net assets.
(2)	No readily determinable market value.

Set forth below is summarized results of operations of equity investees for the first nine months of 2007 and 2006.

	2007	2006
Revenues	$66,698	$98,439
Property operating expenses	(49,747)	(76,160)
Depreciation	(5,986)	(7,728)
Interest expense	(28,857)	(25,538)

Loss before gains on sale of real estate and discontinued operations	(17,892)	(10,987)
Gain on sale of real estate	3,504	4,799
Equity in earnings of investee	(24)	110

Net income (loss)	$(14,412)	$(6,078)

NOTE 5. MARKETABLE EQUITY SECURITIES

We own equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2 percent ownership interest. This investment is considered an available for sale security. TCI recorded an unrealized gain of $1.6 million for the nine month period ending September 30, 2007 due to an increase in market price.

NOTE 6. RELATED PARTIES

The following table reconciles the beginning and ending affiliate receivable balances as of September 30, 2007.

Balance, December 31, 2006	$(7,167)
Cash transfers	72,454
Cash repayments	(59,678)
Fees and commissions payable to affiliate	(25,091)
Payables clearing through Prime	19,482
Transfers of notes receivables	(20,121)

Balance, September 30, 2007	$(20,121)

NOTE 7. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments	Balance Sep. 30, 2007
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$369,908	$4,421	$—	$37,312	$(2,661)	$(18,109)	$(15,890)	$—	$374,981
Apartments under construction	30,073	—	101,807	—	(348)	—	—	—	131,532
Other developments in progress	66,547	—	26,307	10,298	(279)	—	(7,970)	—	94,903
Commercial properties	138,974	97,000	—	19,500	(2,974)	(10,329)	(18,866)	9,300	232,605
Hotels	33,738	—	—	18,460	(161)	—	(10,052)	3,540	45,525
Land held for development	124,816	7,400	3,446	21,946	—	(7,796)	(14,861)	(10,307)	124,644
Corporate and other	33,136	—	1,153	—	(214)	—	(500)	(23,203)	10,372
Accrued interest	1,877	—	—	—	—	—	—	2,166	4,043

Real estate held for investment	$799,069	$108,821	$132,713	$107,516	$(6,637)	$(36,234)	$(68,139)	$(18,504)	$1,018,605

Real estate held for sale	$43,579	$—	$—	$—	$(408)	$(5,881)	$—	$(1,211)	$36,079

Real estate subject to sales contract	$58,816	$—	$—	$38,720	$(1,079)	$—	$(32,885)	$(1,170)	$62,402

In 2007, we financed the acquisition of two office buildings projects in Farmers Branch, Texas known as Park West I and Park West II (subsequently renamed Browning Place and Fenton Centre, respectively) for $97 million, See note 2.

TCI has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects, and construction draws are obtained. See note 2.

In 2007, TCI refinanced the existing debt on its three Chicago hotels. The loans were refinanced in three separate transactions with a single lender. On January 17, 2007, the Company refinanced the existing $3.6 million mortgage on the City Suites Hotel with a new loan of $7.3 million and received $3.8 million in proceeds. The new loan accrues interest at prime and matures in February 2012. Also, on March 5, 2007, TCI refinanced the existing $3.1 million loan on the Majestic Hotel with a new loan of $6.0 million and received $2.9 million in proceeds. The new loan bears an interest rate of 7.76 percent and matures in March 2010. On March 5, 2007, the Company refinanced the existing $3.4 million loan on the Willows Surf Hotel with a new $5.2 million loan and received $1.5 million in proceeds. The new loan bears an interest rate of 7.76 percent and matures in March 2010. The three loans are secured by the individual hotel properties, are not cross-collateralized or cross-defaulted and are guaranteed by TCI.

In September 2007, TCI refinanced the existing $13.1 million loan on the Amoco office building located in downtown New Orleans. The new loan from an institutional lender totaled $19.5 million and resulted in $4.6 million in proceeds. The new loan is secured by the office building, bears interest at the rate of LIBOR plus 400 basis points, matures September 2008 and is guaranteed by TCI.

In June 2007, TCI refinanced the existing $12.3 million debt on eight apartment properties in Midland and Odessa, Texas. The loans were refinanced with a single lender; totaled $33.2 million and generated $21.0 million in proceeds. The new loans bear interest at the rate of 7.03 percent per annum and mature in July 2037. The loans are secured by the individual apartment properties, are not cross-collateralized or cross-defaulted and are guaranteed by TCI. In addition, TCI refinanced the existing $3.6 million debt on two more apartment properties in Midland. The new loans from a commercial bank totaled $6.9 million and resulted in $1.6 million in proceeds. The two loans are secured by the individual apartment properties, bear interest at prime plus 100 basis points and matured in September 2007; the loans were subsequently extended to September 2008. Both loans are guaranteed by TCI.

In 2007, the Company obtained additional financing or refinanced existing loans on seven tracts of land containing a total of approximately 300 acres, virtually all of which is located in the greater Dallas/Ft. Worth area. The new loans totaled $26.8 million and generated $16.7 million in proceeds. The new loans have one-year maturities and bear interest at rates currently averaging approximately 10.5 percent.

In September 2007, affiliates of TCI refinanced $32.8 million of existing matured mortgage loans on three residential apartment communities located in Austin, Dallas and Lewisville, Texas and known as Limestone Canyon, Tivoli and Limestone Ranch, respectively. The new loans, all from a single lender, total $38.7 million, accrue interest at 5.95 percent per annum, mature in October 2042, are collateralized by the properties (but are not cross-collateralized or cross-defaulted). TCI received proceeds of $3.5 million from the refinancings. TCI carries these properties as “real estate subject to sales contract” based upon certain 2003 transactions (whereby TCI conveyed the three properties to subsidiaries of Unified Housing Foundation, an affiliated organization) which did not qualify as sales under accounting principles generally accepted in the United States of America.

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

Presented below is the operating income of each operating segment for the three and nine months ended September 30, 2007 and 2006 and each segment’s assets at September 30, 2007.

Three Months Ended September 30, 2007	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenues	$13,069	$21,166	$3,713	$421	$6	$38,375
Operating expenses	8,531	11,602	1,884	567	689	23,273
Depreciation	2,725	3,389	438	8	—	6,560
Mortgage and Loan Interest	4,712	9,733	732	3,401	764	19,342
Loan Interest Income	—	—	—	—	526	526
Gain on land sales*	—	—	—	5,754	—	5,754

Segment loss	$(2,899)	$(3,558)	$659	$2,199	$(921)	$(4,520)

Capital Improvements	$1,584	$—	$35	$—	$—	$1,619
Assets	$309,094	$610,542	$31,691	$337,551	$—	$1,288,878

Property Sales:
Sales price	$9,350	$3,680	$—	$12,822	$—	$25,852
Cost of sales	5,923	2,641	—	7,068	—	15,632
Recognized prior deferred gain	4,061	—	—	—	—	4,061

Gain on sale**	$7,488	$1,039	$—	$5,754	$—	$14,281

Three Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenues	$9,969	$19,089	$2,682	$630	$8	$32,378
Operating expenses	6,148	10,952	1,694	828	7	19,629
Depreciation	2,128	2,293	1,033	7	—	5,461
Mortgage and Loan Interest	2,793	5,713	448	3,090	482	12,526
Loan Interest Income	—	—	—	—	724	724
Gain on land sales*	—	—	—	2,974	—	2,974

Segment loss	$(1,100)	$131	$(493)	$(321)	$243	$(1,540)

Capital Improvements	$3,111	$2,780	$564	$1,037	$—	$7,492
Assets	$208,518	$477,193	$27,987	$258,341	$—	972,039

Property Sales:
Sales price	$—	$6,100	$—	$7,204	$—	$13,304
Cost of sales	—	3,704	—	4,230	—	7,934

Gain on sale**	$—	$2,396	$—	$2,974	$—	$5,370

For the Nine Months Ended September 30, 2007	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenues	$41,803	$61,686	$10,011	$686	$22	$114,208
Operating expenses	24,334	33,113	5,948	2,112	1,186	66,693
Depreciation	7,921	9,175	1,342	19	—	18,457
Mortgage and loan interest	12,947	25,048	2,176	10,846	3,383	54,400
Interest income	—	—	—	—	1,917	1,917
Gain on land sales*	—	—	—	6,875	—	6,875

Segment operating income (loss)	$(3,399)	$(5,650)	$545	$(5,416)	$(2,630)	$(16,550)

Capital expenditures	$6,175	$—	$1,296	$3,060	$—	$10,531
Assets	$309,094	$610,542	$31,691	$337,551	$—	$1,288,878

Property Sales:
Sales price	$9,350	$27,741	$—	$17,353	$—	$54,444
Cost of sale	5,923	23,054	—	10,478	—	39,455
Recognized prior deferred gain	4,061	—	—	—	—	4,061

Gain on sale**	$7,488	$4,687	$—	$6,875	$—	$19,050

For the Nine Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenues	$27,738	$54,714	$6,223	$936	$9	$89,620
Operating expenses	18,028	30,868	4,200	1,550	14	54,660
Depreciation	6,601	7,081	1,607	21	—	15,310
Mortgage and loan interest	7,865	18,282	1,218	8,080	1,518	36,963
Interest income	—	—	—	—	2,443	2,443
Gain on land sales*	—	—	—	11,995	—	11,995

Segment operating income (loss)	$(4,756)	$(1,517)	$(802)	$3,280	$920	$(2,875)

For the Nine Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Capital expenditures	$2,787	$8,698	$7,176	$601	$—	$19,262
Assets	$208,518	$477,193	$27,987	$258,341	—	$972,039

Property Sales:
Sales price	$—	$15,350	$—	$37,309	$—	$52,659
Cost of sale	—	9,661	—	25,314	—	34,975
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale**	$—	$5,689	$—	$11,995	$—	$17,684

*	Does not include gains from sale of income producing properties.
**	Includes gains from sale of income producing properties.

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended September 30,
	2007	2006
Segment operating loss	$(16,550)	$(2,875)
Other non-segment items of income (expense):
General and administrative	(7,414)	(3,318)
Advisory fees	(7,869)	(6,336)
Interest income	—	—
Gain (loss) on foreign currency transaction	(37)	5
Other income	1,069	541
Impairment	(2,683)	—
Equity in earnings of investees	—	—
Minority interest	22	544
Net Income Fee	704	—

Loss from continuing operations before income taxes	$(32,758)	$(11,439)

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

For the nine months ended September 30, 2007 and 2006, income from discontinued operations relates to properties TCI sold or intends to sell in 2007 as well as properties TCI sold during 2005 and 2006. The following table summarizes revenue and expense information for the properties sold and held for sale:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Rental	$2,059	$3,098	$6,915	$10,459
Expenses:
Property Operations	2,123	2,434	5,921	6,781

	(64)	664	994	3,678
Other (expenses):
Interest	(891)	(1,269)	(3,681)	(4,614)
General and Administration	(6)	(18)	(6)	(28)
Depreciation	(40)	(444)	(536)	(1,441)

	(1,001)	(1,067)	(3,229)	(2,405)

Gain on sale of real estate	8,524	2,396	12,175	5,689

Income from Discontinued Operations	7,523	1,329	8,946	3,284
Income tax benefit (expense)	(2,633)	(465)	(3,131)	(1,149)

Net Income	$4,890	$864	$5,815	$2,135

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

Guarantees. TCI generally guarantees all real estate secured loans for its consolidated subsidiaries.

NOTE 12. SUBSEQUENT EVENTS

On October 11, 2007, subsidiaries of TCI settled the Waters Edge litigation related to Hurricane Katrina and the subsequent dispute over proper allocation of insurance proceeds from that event. TCI received $28.2 million in insurance proceeds from the settlement. The litigation settles all matters related to the Hurricane Katrina disaster.

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

The risks included here are not exhaustive. Other sections of this report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

TCI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in in-fill locations or high-growth suburban markets. As of September 30, 2007, the Company owned approximately 12,850 units in 68 residential apartment communities (including four properties containing 1,096 units held for sale and three properties containing 702 units subject to sales contracts), 25 commercial properties comprising over 4.9 million rentable square feet and four hotels containing a total of 313 rooms. In addition, at September 30, 2007, TCI owned over 6,500 acres of land held for development and had over 2,400 apartment units in 14 projects under construction. The Company currently owns income-producing properties and land in 20 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. TCI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. TCI finances its development projects principally with short-term, variable interest rate construction loans that are refinanced with the proceeds of long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed and approved annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with four third-party companies to manage the Company’s apartment communities. Approximately 82 percent of TCI’s common stock is owned by ARI; ARI is majority-owned by entities that are indirectly owned by a trust established for the benefit of the children of Gene E. Phillips (the “Trust”). TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI.

TCI’s Board of Directors is responsible for managing the affairs of TCI and for setting the policies which guide the Company. The Company’s day-to-day operations are managed by Prime. Prime’s duties include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment decisions made by the Board.

Prime is a single-member limited liability company. Certain officers of TCI also serve as officers of Prime. The single-member of Prime is a corporation 80 percent indirectly owned by the Trust; a corporation controlled by Mr. Phillips owns the remaining 20 percent. Prime owns approximately 12.4 percent of ARI. Mr. Phillips is not an officer or director of Prime or TCI, but serves only as a representative of the Trust and in that capacity has periodic consultation with the executive officers of Prime and TCI.

Selected transactions for the nine months ended September 30, 2007 include the following:

Acquisitions –

In January 2007, two wholly-owned subsidiaries of the Company acquired two office buildings projects in Farmers Branch, Texas known as Park West I and Park West II (subsequently renamed Browning Place and Fenton Centre, respectively) along with an adjacent 4.7 acre tract of undeveloped land at an aggregate purchase price of $110 million plus closing costs. The acquisition was financed in part with $97.0 million in two separate mortgage loans; a $35.0 million loan from an institutional lender which accrues interest at 6.06 percent maturing January 2013 (Park West II) and a $62.0 million loan from a commercial bank which accrues interest at Wall Street Journal Prime plus one percent maturing January 2009 (Park West I). Both loans are secured by the respective office buildings and are guaranteed by TCI.

For the nine months ended September 30, 2007, TCI acquired almost 275 acres of land for development in ten separate transactions for $19.7 million plus closing costs. Five of the ten tracts (51.2 acres) were acquired in all cash transactions; five land acquisitions were financed in part with a total of $9.7 million in loans from commercial banks; generally, the loans have a maturity of one year or less, bear interest rates currently averaging 9.1 percent and are guaranteed by TCI. The largest land acquisitions include (a) 151 acres in Waco, Texas for $2.1 million plus closing costs; (b) 40 acres in Irving, Texas for $8.5 million plus closing costs and (c) 48 acres in Natchez, Mississippi for $519,000 plus closing costs. The Company purchased five tracts in Odessa, Texas, Denham, Louisiana and Jackson, Mississippi for near-term multi-family development.

In the second quarter 2007 TCI exchanged 82.2 acres of the “Denton Coonrod” tract (located in Denton, Texas) with an affiliated company, acquiring Thornwood Apartments in Midland, Texas as well as a note receivable from the affiliate in the amount of $1.6 million. The note receivable bears interest at the rate of prime plus 100 basis points and is due on demand. No gain or loss was recognized on the exchange.

Dispositions –

In 2007, TCI sold two apartment communities and one office building for sales prices totaling $37.1 million, generating cash proceeds of $7.0 million and recognized gains of $8.1 million. The apartment properties were located in Lewisville, Texas and Texas City, Texas; the office building was located in Richmond, Virginia. In addition, TCI recognized previously deferred gains in the amount of $4.1 million related to the June 2007 sale of an office building in Durham, North Carolina.

In addition, in 2007, TCI sold 22 acres of land in seven separate transactions for sales prices totaling $12.8 million, generating $3.8 million in cash proceeds and $5.8 million in recognized gains. The largest 2007 transactions were (a) the sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million and (b) the sale of the 2.7 acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million.

Refinancings –

In 2007, TCI refinanced the existing debt on its three Chicago hotels. The loans were refinanced in three separate transactions with a single lender. On January 17, 2007, the Company refinanced the existing $3.6 million mortgage on the City Suites Hotel with a new loan of $7.3 million and received $3.8 million in proceeds. The new loan accrues interest at prime and matures in February 2012. Also, on March 5, 2007, TCI refinanced the existing $3.1 million loan on the Majestic Hotel with a new loan of $6.0 million and received $2.9 million in proceeds. The new loan bears an interest rate of 7.76 percent and matures in March 2010. On March 5, 2007, the Company refinanced the existing $3.4 million loan on the Willows Surf Hotel with a new $5.2 million loan and received $1.5 million in proceeds. The new loan bears an interest rate of 7.76 percent and matures in March 2010. The three loans are secured by the individual hotel properties, are not cross-collateralized or cross-defaulted and are guaranteed by TCI.

In June 2007, TCI refinanced the existing $12.3 million debt on eight apartment properties in Midland and Odessa, Texas. The loans were refinanced with a single lender; totaled $33.2 million and generated $21.0 million in proceeds. The new loans bear interest at the rate of 7.03 percent per annum and mature in July 2037. The loans are secured by the individual apartment properties, are not cross-collateralized or cross-defaulted and are guaranteed by TCI. In addition, TCI refinanced the existing $3.6 million debt on two more apartment properties in Midland. The new loans from a commercial bank totaled $6.9 million and resulted in $1.6 million in proceeds. The two loans are secured by the individual apartment properties, bear interest at prime plus 100 basis points and matured in September 2007; the loans were subsequently extended to September 2008. Both loans are guaranteed by TCI.

In September 2007, TCI refinanced the existing $13.1 million loan on the Amoco office building located in downtown New Orleans. The new loan from an institutional lender totaled $19.5 million and resulted in $4.6 million in proceeds. The new loan is secured by the office building, bears interest at the rate of LIBOR plus 400 basis points, matures September 2008 and is guaranteed by TCI.

In September 2007, affiliates of TCI refinanced $32.8 million of existing matured mortgage loans on three residential apartment communities located in Austin, Dallas and Lewisville, Texas and known as Limestone Canyon, Tivoli and Limestone Ranch, respectively. The new loans, all from a single lender, total $38.7 million, accrue interest at 5.95 percent per annum, mature in October 2042, are collateralized by the properties (but are not cross-collateralized or cross-defaulted). TCI received proceeds of $3.5 million from the refinancings. TCI carries these properties as “real estate subject to sales contract” based upon certain 2003 transactions (whereby TCI conveyed the three properties to subsidiaries of Unified Housing Foundation, an affiliated organization) which did not qualify as sales under accounting principles generally accepted in the United States of America.

In 2007, the Company obtained additional financing or refinanced existing loans on seven tracts of land containing a total of approximately 300 acres, virtually all of which is located in the greater Dallas/Ft. Worth area. The new loans totaled $26.8 million and generated $16.7 million in proceeds. The new loans have one-year maturities and bear interest at rates currently averaging approximately 10.5 percent.

Apartment developments

At September 30, 2007, the Company had 14 apartment communities under construction. Seven of the projects are located in Texas; five properties are located in Mississippi while one property is located in Arkansas and one property is located in Tennessee. When completed, the 14 properties will contain a total of 2,401 units. Total land and construction costs are approximately $91,000 per unit. The Company expects to complete and deliver 1,400 units in 2007 with the remaining 1,000 units to be completed and delivered in 2008. The Company estimates lease-up time to stabilized occupancy for these projects to be approximately 18-24 months.

Joint ventures

TCI has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. TCI typically owns 75 percent of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow TCI to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. At September 30, 2007, TCI had formed a total of eleven joint ventures with Icon to develop eleven projects. Total costs incurred to date, including land acquisition costs, for these eleven projects are $104.9 million, of which $94.9 million has been funded with land acquisitions and construction loans from various commercial banks. At September 30, 2007, only one of the eleven projects was undergoing vertical construction – the 212 unit Portofino apartment project located within TCI’s Mercer Crossing development in Farmer’s Branch, Texas, which will be completed in the fourth quarter of 2007.

TCI includes these joint ventures in the Company’s consolidated financial statements and records a minority interest for Icon’s equity in the ventures.

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

We record acquired “above-market” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (a) the contractual amounts to be paid pursuant to each in-place lease and (b) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs

and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (a) substantially completed and (b) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Liquidity and Capital Resources

TCI’s principal sources of cash have historically been and will continue to be

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	receivables from affiliated companies;

•	refinancing of existing mortgage notes payable and

•

additional borrowings, including mortgage notes payable, lines of credit and to a lesser extent, distributions from partnerships. TCI may also issue additional equity securities, including common stock and preferred stock.

TCI’s principal liquidity needs over the next twelve months include

•	funding normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements, including loan maturities;

•	funding capital expenditures;

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing and

•	funding preferred dividends.

Management anticipates that TCI’s available cash at September 30, 2007, along with cash that will be generated during the remainder of 2007 from property operations, may not be sufficient to meet all of TCI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions and additional borrowings.

Net cash used by operating activities increased $1.8 million to $6.9 million for the nine months ended September 30, 2007 from $5.1 million for the same period in 2006. Cash flow from operations is largely comprised of rental and other income less operating expenses, general and administrative expenses, advisory fees and interest expense. The increase was due to higher interest expense of $16.5 million; increased general, administrative and other expenses of $3.8 million; increased net advisory fees of $800,000; increased prepaid expenses and escrow accounts of $11.5 million, all offset by higher net operating income (rental revenues less property operating expenses) of $9.9 million; decreases in other assets and earnest money deposits of $4.0 million and increases in deferred revenues and other liabilities of $16.9 million.

Net cash used in investing activities was $204.2 million for the nine months ended September 30, 2007 compared to $57.5 million for the same period in 2006. Cash used in investing activities increased $146.7 million due to an increase in investments in real estate (including investments in income-producing properties, land held for development, residential and other development projects) of $188.1 million, an increase in other investments of $1.2 million, offset by higher proceeds from sales of land and income-producing properties of $41.6 million and higher collections on notes receivable of $1.0 million.

Net cash provided by financing activities was $213.5 million for the nine months ended September 30, 2007 compared to $64.0 million for the same period in 2006. Cash provided by financing activities increased $149.5 million due primarily to proceeds from additional borrowings of $282.1 million for acquisitions and refinancings (net of deferred financing costs) and increases in loans from affiliates of $10.7 million, offset by increased loan payoffs related to recurring amortization, property sales and refinancings of $143.0 million and repurchase of common stock of $300,000.

Management reviews the carrying values of TCI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (a) selective property inspections; (b) a review of the property’s current rents compared to market rents; (c) a review of the property’s expenses; (d) a review of maintenance requirements; (e) a review of the property’s cash flow; (f) discussions with the manager of the property; and (g) a review of properties in the surrounding area.

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

For the three months ended September 30, 2007:

TCI reported a net loss applicable to common shares of ($4.7) million for the three months ended September 30, 2007, including income from discontinued operations (before income taxes) of $7.5 million and gains on land sales of $5.8 million, as compared to a net loss applicable to common shares of ($4.4) million for the three months ended September 30, 2006, including income from discontinued operations (before income taxes) of $1.3 million and gains on land sales of $3.0 million. TCI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated since July 1, 2006. For this time period, TCI had 54 apartments, 20 commercial properties and four hotels in its same-store universe.

Rental and other property revenues

Rental and other property revenues increased $6.0 million or 19 percent over 2006. The overall increase is due to a $2.1 million increase in rental revenues from TCI’s apartment communities, a $3.1 million increase from the Company’s commercial portfolio and a $1.0 million increase from the hotel portfolio, offset by a $200,000 decline in rents and royalty revenues from TCI’s land portfolio.

Within the apartment portfolio, same-store rental revenues increased $400,000 or three percent over 2006. Average overall occupancy for the same-store apartment portfolio was 93.8 percent in 2007 as compared to 93.7 percent in 2006. The May 2007 acquisition of a single apartment community in Midland, Texas represented $200,000 of the increase while increased revenues from newly-developed properties comprised the remaining difference of $1.5 million. In 2007, nine newly-developed properties generated rental revenues of $2.5 million compared to five newly-developed properties and $1.0 million of rental revenues in 2006. Average occupancy for the newly-developed properties was 90.3 percent in 2007 compared to 90.0 percent in 2006.

Within the commercial portfolio, same-store rental revenues declined $2.7 million, from $9.4 million in 2006 to $6.7 million in 2007. The decrease was due principally to a $1.7 million decline at 600 Las Colinas Boulevard (Dallas, Texas), a $600,000 combined decrease at the Company’s New Orleans office buildings, a $200,000 decline at a Ft. Worth industrial property and a $200,000 decline at a Colorado Springs office building. Overall occupancy for the same-store commercial portfolio was 60 percent at September 30, 2007 compared to 72 percent at the same time in 2006. Occupancy at 600 Las Colinas Boulevard declined from 90 percent at September 30, 2006 to 65 percent at September 30, 2007 due primarily to the June 2007 move-out of a 127,000 square foot tenant and a decrease in operating cost recoveries in 2007 as compared to 2006.

Occupancy for the same-store New Orleans office buildings was 63 percent at September 30, 2006 compared to 56 percent at September 30, 2007. Increases in rental revenues of $5.8 million from acquired properties, particularly the January 2007 acquisition of the Park West I and Park West II office projects (subsequently renamed Browning Place and Fenton Centre respectively), offset the same-store declines.

Rental revenues within TCI’s hotel portfolio increased $1.0 million in 2007 as compared to 2006. Akademia’s average occupancy in 2007 was 82 percent as compared to 84 percent in 2006; average nightly rates increased to $103 in 2007 from $73 in 2006. Occupancies within TCI’s three domestic hotels, all located in Chicago, remained flat at 69 percent for the third quarter in 2006 compared to the same period in 2007. Average nightly rental rates for the Chicago hotels increased from $188 in 2006 to $194 in 2007.

Rents and royalty revenues for TCI’s land portfolio declined $200,000 from the same period in 2006 due principally to lower royalties received on oil and gas leases covering certain of the Company’s land parcels in Ft. Worth.

Property operating expenses

Property operating expenses increased to $23.3 million in 2007 compared to $19.6 million in 2006 due to a $2.4 million increase in the commercial portfolio, a $300,000 increase in the apartment portfolio and a $200,000 increase in the hotel portfolio, offset by a $200,000 decline in land-related property operating expenses.

Operating expenses for the same-store commercial portfolio declined slightly, from $5.5 million in 2006 to $5.4 million in 2007, due primarily to operating efficiencies. Operating margins for the same-store commercial properties declined to 20 percent from 42 percent in 2006, due principally to lower occupancy. TCI’s acquisition portfolio of six properties was 83 percent occupied at September 30, 2007; properties acquired in 2007 accounted for $2.5 million of the increase in commercial property operating expenses.

Within the apartment portfolio, same-store property operating expenses decreased by $300,000 but were offset by a $100,000 increase due to acquisitions and a $500,000 increase due to newly-developed properties. Operating margins in the same-store universe increased to 42 percent in 2007 compared to 38 percent in 2006 as market rents increased and concessions declined.

Operating expenses at the Company’s Poland hotel increased $200,000 due to increased labor and repair costs.

Operating expenses in the land portfolio declined $200,000 due primarily to lower property tax expense on certain of the Company’s parcels located within its Mercer Crossing development in Dallas.

Depreciation and amortization

Depreciation and amortization expense increased $1.1 million, from $5.5 million in 2006 to $6.6 million in 2007, due primarily to 2007 acquisitions ($700,000) and depreciation on newly-developed apartment projects ($400,000).

General and administrative

General and administrative expenses increased $126,000 due to increased legal and other consulting fees.

Advisory fee to affiliate

Advisory fees paid to Prime increased $625,000 due to TCI’s higher average total assets in the third quarter of 2007 as compared to the same period in 2006. Under the terms of the advisory agreement between Prime and TCI, Prime earns an annual advisory fee equal to 0.75 percent of average total assets.

Interest income

Interest income declined $198,000 due primarily to lower average balances in interest-bearing notes receivable in the third quarter of 2007 as compared to the same period in 2006.

Impairment charges

Impairment charges for 2007 relate to the write-down of a vacant commercial property ($1.7 million) as well as an under-performing residential apartment community ($1.0 million), both located in Memphis, Tennessee.

Mortgage and loan interest

Mortgage and loan interest increased $6.8 million due to financing for 2007 acquisitions ($2.0 million), additional construction financing for residential developments ($700,000), refinancing of hotel loans ($300,000) and same-store apartment loans ($700,000), land acquisitions and refinancing of maturing land loans ($300,000) and other ($2.8 million).

Gain on land sales

In 2007 TCI sold 22 acres of land in seven separate transactions for sales prices totaling $12.8 million, generating $3.8 million in cash proceeds and $5.8 million in recognized gains. The largest 2007 transactions were (a) the third quarter 2007 sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million and (b) the third quarter 2007 sale of the 2.7 acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million.

In 2006, the Company sold 12.3 acres of land in three separate transactions for sales prices totaling $7.2 million, resulting in $4.1 million of cash proceeds and $2.8 million of recognized gains.

Minority interest

Minority interest declined $336,000 due to reduced losses from certain ventures where TCI has less than 100 percent ownership.

Discontinued operations

Income from discontinued operations (before income taxes) was $7.5 million in 2007, representing $8.5 million in gains on sales of income-producing properties partially offset by $1.0 million in operating losses. In 2007 TCI sold (a) an office building in Richmond, Virginia for $9.3 million, generating $3.1 million in cash proceeds and a recognized gain of $3.4 million and (b) an apartment community in Texas City, Texas for $3.7 million, resulting in $800,000 of cash proceeds and a recognized gain of $1.0 million. In addition, the Company recognized previously deferred gains in the amount of $4.1 million related to the June 2007 sale of an office building located in Durham, North Carolina. The $1.0 million in operating losses represents activity for four apartment properties held for sale (one of which was sold in October 2007), one apartment property sold in August 2007 and one office building sold in July 2007.

Income from discontinued operations (before income taxes) was $1.3 million for the same period in 2006, representing $2.4 million in gains on sales of income-producing properties partially offset by $1.1 million in operating losses. In 2006, TCI sold two apartment communities for sales prices totaling $6.1 million, generating $1.2 million in cash proceeds and $2.4 million in recognized gains. The $1.1 million in operating losses represents activity for four apartments held for sale (one of which was sold in October 2007), two apartments sold in the third quarter of 2006, one apartment property sold in January 2007 and two apartment properties and one office building sold in the third quarter of 2007.

For the nine months ended September 30, 2007:

TCI incurred a net loss applicable to common shares of ($24.5) million for the nine months ended September 30, 2007, including income from discontinued operations (before income taxes) of $8.9 million and gains on land sales of $6.9 million, as compared to a net loss applicable to common shares of ($8.3) million for the nine months ended September 30, 2006, including income from discontinued operations (before income taxes) of $3.3 million and gains on land sales of $12.0 million. TCI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated since January 1, 2006. For this time period, TCI had 54 apartments, 20 commercial properties and four hotels in its same-store universe.

Rental and other property revenues

Rental and other property revenues increased $24.6 million or 28 percent over 2006. The overall increase is due to a $7.0 million increase in rental revenues from TCI’s apartment communities, a $14.1 million increase from the Company’s commercial portfolio and a $3.8 million increase from the hotel portfolio, offset by a $300,000 decline in rents and royalty revenues from TCI’s land portfolio.

Within the apartment portfolio, same-store rental revenues increased $2.2 million or four percent over 2006. Average overall occupancy for the same-store apartment portfolio was 94.0 percent in 2007 as compared to 93.8 percent in 2006. The May 2007 acquisition of a single apartment community in Midland, Texas represented $300,000 of the increase while increased revenues from newly-developed properties comprised the remaining difference of $4.5 million. In 2007 nine newly-developed properties generated rental revenues of $2.5 million compared to five newly-developed properties and $1.5 million of rental revenues in 2006. Average occupancy for the newly-developed properties was 67.8 percent in 2007 compared to 36.7 percent in 2006.

Within the commercial portfolio, same-store rental revenues declined $2.9 million, from $26.9 million in 2006 to $24.0 million in 2007. The decrease was due principally to a $2.3 million decline at 600 Las Colinas Boulevard (Dallas, Texas), a $1.2 million combined decrease at the Company’s New Orleans office buildings, a $500,000 decline at a Ft. Worth industrial property and a $300,000 decline at a Colorado Springs office building, offset by increases at two other Dallas office buildings of $1.2 million and at a shopping center in Indiana of $200,000. Occupancy at 600 Las Colinas Boulevard declined from 90 percent at September 30, 2006 to 65 percent at September 30, 2007 due primarily to the June 2007 move-out of a 127,000 square foot tenant and a decrease in operating cost recoveries in 2007 as compared to 2006. Occupancy for the same-store

New Orleans office buildings was 63 percent at September 30, 2006 compared to 56 percent at September 30, 2007. Increases in rental revenues of $17.0 million from acquired properties, particularly the January 2007 acquisition of the Park West I and Park West II office projects (subsequently renamed Browning Place and Fenton Centre respectively), offset the same-store declines.

Rental revenues within TCI’s domestic hotels increased seven percent or $300,000 in 2007 as compared to the same period in 2006. Akademia’s average occupancy in 2007 was 81 percent as compared to 78 percent in 2006; average nightly rates increased to $102 in 2007 from $79 in 2006. Occupancies within TCI’s three domestic hotels, all located in Chicago, increased from an average of 59 percent for 2006 to an average of 69 percent for 2007. Average nightly rental rates for the Chicago hotels increased from $171 in 2006 to $194 in 2007.

Rents and royalty revenues for TCI’s land portfolio declined $300,000 from the same period in 2006 due principally to lower royalties received on oil and gas leases covering certain of the Company’s land parcels in Ft. Worth.

Property operating expenses

Property operating expenses increased to $66.7 million in 2007 compared $54.7 million in 2006 due to a $7.8 million increase in the commercial portfolio, a $700,000 increase in the apartment portfolio, a $1.7 million increase in the hotel portfolio, a $600,000 increase in land-related operating expenses and a $1.2 million increase in other property operating expenses.

Operating expenses for the same-store commercial portfolio increased $600,000 due primarily to higher utility costs. Operating margins for the same-store commercial properties declined to 34 percent from 43 percent in 2006, due principally to lower occupancy. Overall, the same-store commercial portfolio was 65 percent occupied at September 30, 2007 compared to xx percent at the same time in 2006. TCI’s acquisition portfolio of six properties was 85 percent occupied at September 30, 2007; properties acquired in 2007 accounted for $7.2 million of the increase in commercial property operating expenses.

Within the apartment portfolio, same-store property operating expenses decreased by $1.5 million but were offset by a $100,000 increase due to acquisitions and a $2.1 million increase due to newly-developed properties. Operating margins in the same-store universe increased to 47 percent in 2007 compared to 42 percent in 2006 due to increased market rents, lower concessions and cost efficiencies.

Operating expenses at the Company’s Poland hotel increased $1.8 million due to increased labor and repair costs but were offset slightly by $100,000 in cost savings at TCI’s domestic hotels.

Operating expenses in the land portfolio increased $600,000 due primarily to higher property tax expense on certain of the Company’s land parcels .

Depreciation and amortization

Depreciation and amortization expense increased $3.2 million, from $15.3 million in 2006 to $18.5 million in 2007, due primarily to 2007 acquisitions ($2.1 million), depreciation on newly-developed apartment projects ($600,000) and additional depreciation on same-store apartments ($1.5 million), offset by decreases for same-store commercial properties ($800,000) and hotels ($200,000).

General and administrative

General and administrative expenses increased $4.1 million due to increased legal and litigation-related costs ($2.6 million), increased consulting and other professional fees ($200,000), increased taxes and licenses ($200,000), higher cost reimbursements paid to Prime ($200,000), increased communications and office support costs ($400,000), increased fees associated with certain stock repurchases ($200,000) and miscellaneous charge-offs ($300,000).

Advisory fee to affiliate

Advisory fees paid to Prime increased $1.5 million due to TCI’s higher average total assets for 2007 as compared to the same period in 2006. Under the terms of the advisory agreement between Prime and TCI, Prime earns an annual advisory fee equal to 0.75 percent of average total assets.

Interest income

Interest income declined $526,000 due primarily to lower average balances in interest-bearing notes receivable in 2007 as compared to the same period in 2006.

Impairment charges

Impairment charges for 2007 relate to the write-down of a vacant commercial property ($1.673 million) as well as an under-performing residential apartment community ($1.01 million), both located in Memphis, Tennessee.

Net income fee to affiliate

Net income fees expense declined $704,000 due to an overpayment of fees in the fourth quarter of 2006.

Mortgage and loan interest

Mortgage and loan interest increased $17.4 million due to financing for 2007 acquisitions of income-producing properties ($4.8 million); additional construction financing for residential developments ($2.5 million); refinancing of loans within the same-store apartment portfolio ($2.3 million), the hotel portfolio ($1.0 million) and the same-store apartment portfolio ($400,000), land acquisitions and refinancing of maturing land loans ($2.8 million) and other ($3.6 million).

Gain on land sales

In 2007 TCI sold 119.5 acres of land in nine separate transactions for sales prices totaling $17.4 million, generating $4.6 million in cash proceeds and $6.9 million in recognized gains. The largest 2007 transactions were the a) August 2007 sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million, b) the January 2007 sale of 15.1 acres of the “McKinney Ranch” tract for $2.6 million, generating $800,000 in cash proceeds and a recognized gain of $1.1 million and c) the sale of the 2.7 acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million. In the second quarter 2007 TCI exchanged 82.2 acres of the “Denton Coonrod” tract (located in Denton, Texas) with an affiliated company, acquiring an apartment property in Midland, Texas as well as a note receivable from the affiliate in the amount of $1.6 million. The note receivable bears interest at the rate of prime plus 100 basis points and is due on demand. No gain or loss was recognized on the exchange.

In 2006 the Company sold 191.2 acres of land in six separate transactions for sales prices totaling $37.4 million, resulting in $21.4 million of cash proceeds and $12.0 million of recognized gains. The largest 2006 transactions were a) the sale of 123.9 acres of the “McKinney Ranch” tract for $16.6 million, resulting in $6.0 million of cash proceeds a recognized gain of $3.4 million and b) the sale of 44.5 acres of the “McKinney Ranch” tract for $10.3 million, generating $10.0 million in cash proceeds and a recognized gain of $5.3 million.

Minority interest

Minority interest declined $522,000 due to reduced losses from certain ventures where TCI has less than 100 percent ownership.

Discontinued operations

Income from discontinued operations (before income taxes) was $8.9 million in 2007, representing $12.1 million in gains on sales of income-producing properties partially offset by $3.2 million in operating losses. In 2007 TCI sold 1) an apartment community in Lewisville, Texas for $24.1 million, resulting in $3.1 million in cash proceeds and a recognized gain of $3.6 million; 2) an office building in Richmond, Virginia for $9.3 million, generating $3.1 million in cash proceeds and a recognized gain of $3.4 million and 2) an apartment community in Texas City, Texas for $3.7 million, resulting in $800,000 of cash proceeds and a recognized gain of $1.0 million. In addition, the Company recognized previously deferred gains in the amount of $4.1 million related to the June 2007 sale of an office building located in Durham, North Carolina. The $3.2 million in operating losses represents activity for four apartment properties held for sale (one of which was sold in October 2007), one apartment property sold in January 2007, one apartment property sold in August 2007 and one office building sold in July 2007.

Income from discontinued operations (before income taxes) was $3.3 million for the same period in 2006, representing $5.7 million in gains on sales of income-producing properties partially offset by $2.4 million in operating losses. In 2006 TCI sold four apartment communities for sales prices totaling $15.3 million, generating $4.6 million in cash proceeds and $5.7 million in recognized gains. The $2.4 million in operating losses represents activity for four apartments held for sale (one of which was sold in October 2007), two apartments sold in the third quarter of 2006, one apartment property sold in January 2007 and one apartment property and one office building sold in the third quarter of 2007.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2007 and a loss, after the use of net operating loss carryforwards, in the first nine months of 2006; therefore, it recorded no provision for income taxes.

At September 30, 2007, TCI had a net deferred tax asset of $34.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

At September 30, 2007, TCI had a net deferred tax asset of $34.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100 percent valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2007, TCI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share amount):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Notes payable:
Variable rate	$370,454	8.78%	$3,705

Total decrease in TCI’s annual net income			$3,705

Per share			$.46

ITEM 4T.	CONTROLS AND PROCEDURES

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

Subsequent to the period covered by this Report, on October 11, 2007, the Waters Edge litigation was resolved by a settlement of all claimants to all of the Funds subject to such proceedings. Shortly before the advent of Hurricane Katrina, an apartment complex in Mississippi was sold by a subsidiary of the Registrant to Waters Edge Living, LLC, but notwithstanding such sale, the property continued on insurance coverage applicable to the Registrant and its subsidiaries. As a result of sorting out the various claims, two items litigation were filed, Waters Edge Living, LLC v. RSUI Indemnity Company, et al, Civil Action No. 4:06-CV-00334-RH-WCS which was filed in the United States District Court for the Northern District of Florida and Prime Income Asset Management, Inc., et al v. Waters Edge Living, LLC, et al, Civil Action No. 3:07-CV-0102-D which was filed in the United States District Court for the Northern District of Texas. Pursuant to the settlement, Waters Edge Living, LLC and its affiliate received $24,000,000 out of funds on deposit with the Florida Court and Prime Income Asset Management, Inc. (“PIAMA”) waived its right to recover from Waters Edge Living, LLC an additional $1,818,000 previously advanced. The Registrant and its subsidiaries received an additional $24,000,000 in insurance proceeds from the overall settlement and the Florida case, the Texas case and a related Adversary Proceeding in a Bankruptcy case were all terminated and dismissed with each of the parties bearing their own legal fees and costs of such litigation. Resolution of this litigation finally resolves all matters related to the Hurricane Katrina disaster as to the Registrant and its subsidiaries.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) repurchased equity securities. The following table sets forth by month repurchases made during the second quarter and the specified number of shares that may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of June 30, 2007	—	$—	1,213,414	195,586
July 2007	976	16.76	976	194,610
August 2007	2,922	16.11	2,922	191,688
September 2007	600	15.61	600	191,088

Total	4,498	$16.16	1,217,912

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2007

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith