Form 10-K
period 2007-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2008-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $23,437,091 based upon a total of 1,385,990 shares held as of June 29, 2007 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 20, 2008, there were 8,074,467 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc. Commission File No. 001-15663

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under ITEM 1A. Risk Factors.

PART I

ITEM 1.    BUSINESS

General

As used herein, the terms “we,” “us,” “our,” “the Company” or “TCI” refer to Transcontinental Realty Investors, Inc. a Nevada corporation. TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1.181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2007, ARI through subsidiaries owned 82.2% of the outstanding TCI common shares.

TCI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC (“Prime”) under a written advisory agreement that is reviewed annually by TCI’s Board of Directors.

TCI’s contractual advisor is Prime Income Asset Management, LLC, a Nevada limited liability Company (“Prime”) the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”). PIAMI is owned by Realty Advisors, Inc. (80%) and Syntek West, Inc. (“SWI”) (20%). SWI is owned by Gene E. Phillips, Realty Advisors, Inc. is owned by a trust for the benefit of the children of Gene E. Phillips (the “Trust”), Gene E. Phillips is an officer and director of SWI and serves as a representative of the Trust. While Mr. Phillips is not an officer or director of TCI, he does periodically consult with the executive officers and directors of TCI rendering advice and input with respect to investment decisions affecting TCI.

Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Prime is compensated by TCI under an advisory agreement that is more fully described in Part III, Item 10, “Directors, Executive Officers and Corporate Governance”.

Prime also serves as advisor to American Realty Investors, Inc. (ARI). The directors of TCI are also directors of ARI. Certain officers of TCI also serve as officers of ARI, Basic Capital Management (BCM) and

Prime. As of December 31, 2007, TCI owned approximately 24% of Income Opportunity Realty Investors, Inc. (“IORI”) outstanding shares of common stock. ARI owns approximately 80.2% of the outstanding shares of TCI’s common stock.

For more than the past three years, Triad Realty Services, LP. (“Triad”) an affiliate of Prime has provided property management services to TCI. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”). (“Highland”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Since January 1, 2003, Regis Hotel I, LLC, has managed our hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. See ITEM 10. “Directors, Executive Officers and Corporate Governance.”

TCI has no employees. Employees of Prime render services to TCI in accordance with the terms of the Advisory Agreement dated October 1, 2003.

Our primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; leasing trade show and exhibit space to temporary as well as long-term tenants; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2007, our income-producing properties consisted of:

•	4.8 million rentable square feet of commercial properties, including 15 office buildings, 6 industrial properties, 3 retail properties

•	61 residential apartment communities comprising almost 11,593 units

•	4 hotels comprising 317 rooms

Subsequent to the year ended, we purchased and sold various properties. See NOTE 22 Subsequent Events.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2007:

	Apartments		Commercial		Hotels
Location	No.	Units	No.	SF	No.	Rooms
Greater Dallas-Ft. Worth, TX	17	3,605	10	2,445,226	—	—
Greater Houston, TX	8	2,126	—	—	—	—
Midland-Odessa, TX	14	2,217	—	—	—	—
San Antonio, TX	5	1,332	1	101,500	—	—
Other Texas	6	1,193	—	—	—	—
Mississippi	6	328	—	—	—	—
Arkansas	3	428	—	—	—	—
Tennesse	—	—	1	41,340	—	—
New Orleans, LA	—	—	6	1,369,388	—	—
Denver, CO	—	—	1	74,816	—	—
Fresno, CA	—	—	—	—	—	—
Chicago, IL	—	—	—	—	3	152
Other	2	364	5	777,973	1	165

Totals	61	11,593	24	4,810,243	4	317

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in certain of our properties.

We partner with various third-party development companies to construct residential apartment communities. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring and a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2007, our apartment projects in development included:

Property	Location	No. of Units	Costs to Date	Total Projected Costs
Bolivar Homes	Cleveland, MS	65	$5,273	$8,613
Broadway Estates	Greenville, MS	104	4,385	8,362
Dorado Ranch	Odessa, TX	224	2,690	19,137
Huntington Ridge—Desoto	Desoto, TX	198	13,691	17,873
Lakeview @ Pecan Creek/Preserve	Denton, TX	192	5,296	18,008
Lincoln Estate I	Leake County, MS	55	1,536	7,708
Longfellow Arms	Longview, TX	216	12,684	16,672
Mansions of Mansfield	Mansfield, TX	208	5,618	18,687
Mason Park	Houston, TX	312	14,436	23,018
Northside of Travis	Sherman, TX	200	2,078	16,999
Parc at Rogers	Rogers, AR	250	22,205	24,192
Parc at Clarksville	Clarksville, TN	168	14,291	14,291
Parkway Place	Greenwood, MS	65	1,369	16,999
Pecan Pointe	Temple, TX	232	17,643	19,526
Portafino—Lago Vista	Farmer’s Branch, TX	212	20,078	26,450
Sunflower Estates	Indianola, MS	65	4,266	8,435
Yazoo Estates	Yazoo City, MS	96	4,101	8,351
Castleglen	Garland, TX	150	760	11,380
Pioneer Crossing	Austin, TX	240	814	22,000

Total		3,252	$153,214	$306,701

TCI has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. TCI typically owns 75 percent of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow our subsidiary to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. We include these joint ventures in the Company’s consolidated financial statements and record a minority interest for Icon’s equity in the venture.

We have made substantial investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2007 our investments in undeveloped and partially developed land consisted of the following:

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Mercer Crossing	Dallas, TX	1996-2007	335	$108,230	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	17	33,935	Multi-family residential
Circle C Ranch	Austin, TX	2006	1,092	32,669	Single-family residential
McKinney Ranch	Dallas, TX	1997-2005	306	26,385	Mixed use
Las Colinas Multi-Tracts	Dallas, TX	1995-2006	277	23,238	Commercial
Dallas North Tollway	Dallas, TX	2006	17	15,905	Commercial
Mandhal Bay	St. Thomas, USVI	2005	91	14,710	Single-family residential
Kaufman County	Dallas, TX	2000-2005	2,633	13,001	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	545	5,469	Single-family residential
Meloy Portage	Kent, OH	2004	53	5,119	Multi-family residential
Jackson Convention Center	Jackson, MS	2007	2	3,848	Mixed use
Beltline-Geller Road	Dallas, TX	2007	379	2,888	Commercial

Subtotal			5,747	285,397
Other land holdings	Various	1990-2007	331	48,714	Various

Total land holdings			6,078	$334,111

In addition, we have a 24.0% interest in Income Opportunity Realty Investors, Inc. (“IORI”), a publicly held real estate company, a 5% interest in Garden Centura, L.P., and various other interests in real estate entities including joint ventures. We use the equity method to account for these investments unless we consider them to qualify as variable interest entities (VIE’s) in which case they are fully consolidated.

Transactions during 2007

Land and income producing properties acquired during 2007 consisted of:

Property	Acres/ SF/Units		Location	Property Type/ Intended Use	Date Acquired	Purchase Price	Debt Incurred	Annual Interest Rate	Fixed/ Variable	Maturity Date
Income-Producing Properties:
Buildings:
Parkwest I	383,000	SF	Dallas, TX	Office	Jan-07	$39,350	$35,000	6.06%	Fixed	Jan-09
Parkwest II	708,000	SF	Dallas, TX	Office	Jan-07	67,750	62,000	9.32%		Jan-13
Subtotal						107,100	97,000

Apartment(s):
Thornwood	109	Units	Midland, TX	Multi-family residential		1,896	1,638		Prime +1	May-08
Subtotal						1,896	1,638

Land:
Keller Springs	6	Acres	Dallas, TX	Multi-family residential	Jan-07	2,526	2,021	8.25%	Prime + 100 bps	Feb-08
Audubon Terrace	29	Acres	Natchez, MS	Multi-family residential	Mar-07	200	—
Audubon Terrace	19	Acres	Addams County, MS	Multi-family residential	Mar-07	85	—
Waco 151	151	Acres	Waco, TX	Single-family residential	Apr-07	2,000	2,106	8.25%	Prime + 100 bps	Apr-10
Ocean Estates	0	Acres	Dallas, TX	Multi-family residential	Oct-07	1,350	—	NA	NA	NA
Hines Meridian	40	Acres	Dallas, TX	Commercial	May-07	7,900	5,000	9.25%	Fixed	Jun-10
Rochelle I	10	Acres	Irving, TX	Commercial		6,970	5,663		Prime + 100 bps	May-08
William Sprowles	2.4	Acres	Dallas, TX	Commercial	Jun-07	1,210	—	NA	NA	NA
Jackson Convention Center	2	Acres	Jackson, MS	Mixed use	Jul-07	3,650	—	NA	NA	NA
Dorado Ranch	11	Acres	Odessa, TX	Multi-family residential	Jul-07	719	467
Austin Landing	11	Acres	Sherman, TX	Multi-family residential	Oct-07	902	950	5.35%		Feb-08
Denham Springs	16	Acres	Denham Springs, LA	Multi-family residential	Oct-07	1,275	893	7.75%		Jul-08
Subtotal						28,787	17,100
Total						$137,783	$115,738

Significant Real Estate Acquisitions / Dispositions and Financings

The highlights of the twelve months ended December 31, 2007 included the following:

On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres of land in Farmers Branch, Texas known as the Manhattan land. We received $6.6 million in cash after paying closing costs.

On January 17, 2007, we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, Illinois for a new note of $7.3 million. We received $3.3 million in cash after paying down the existing debt and closing costs.

On January 19, 2007, we acquired a 383,114 and a 707,599 square foot office building in Farmers Branch, Texas known as Park West I and Park West II, respectively and a 4.7 acre tract of undeveloped land at an aggregate purchase price of $107.1 million. The acquisition was financed with $10.1 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2009 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing January 2013.

On February 16, 2007, we sold the Bluffs at Vista Ridge a 272 unit apartment complex in Lewisville, Texas for $24.6 million. The proceeds were used to pay down the existing mortgage of $15.5 million receiving $9.1 million in cash. A gain of $3.6 million was recorded on this sale.

On March 5, 2007, we refinanced the existing $3.1 million and $3.4 million mortgage on the Majestic Hotel and Willows Hotels with a new note for $6.0 million and $5.2 million, respectively with a single lender. We received cash in aggregate of $4.4 million after pay off of existing notes and closing costs. The Hotels are located in Chicago, IL, the Majestic is a 55 room hotel and the Willows is a 52 room Hotel. The notes accrue interest at 7.76% and mature March in 2010. On May 8, 2007, we acquired 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $7.9 million. The purchase was financed with $2.9 million in cash and a note payable of $5.0 million. The note accrues interest at 9.25% and matures in June 2010.

On June 6, 2007, we refinanced $12.4 million in existing mortgages with a single commercial lender. The mortgages relate to eight different apartment complexes; Arbor Pointe, Courtyard, Coventry Point, Fountains at Waterford, Southgate, Sunchase, Thornwood, and Westwood Square Apartments totaling 1,287 units, located throughout Midland and Odessa, Texas. The new loans total $33.2 million. We received $16.0 million in cash after paying down property debt and defeasance costs totaling $4.1 million. The notes accrue interest at 7.03% and mature in July 2037. All eight of these apartments were sold, subsequent to year end.

On July 27, 2007, we sold the Forum Office Building in Richmond, Virginia, a 79,791 square foot commercial building, for $9.4 million, recording a $3.4 million gain on sale. We received $3.1 million in cash after paying off the $5.9 million mortgage and $400,000 in closing costs.

On August 30, 2007, we refinanced the existing $13.1 million mortgage on the Amoco building, a 378,895 square foot commercial building located in New Orleans, LA, with a new note for $19.5 million receiving $4.6 million in cash after paying closing costs, accrued interest and fees. The new note accrues interest at LIBOR plus 400 points, currently 8.1%. The note is payable in monthly payments of interest only through September 1, 2008 at which time all accrued and unpaid interest and outstanding principal or due. The note contains a provision to extend the maturity date to September 1, 2010 with an increase in the interest rate of LIBOR plus 425 points for the first extension and LIBOR plus 450 basis points for the second extension.

On September 27, 2007, we sold 2.2 acres of land in Dallas Texas, known as the West End Land, for $6.5 million, recording a gain of $3.8 million. We received $2.3 million in cash after paying off the existing debt of $3.8 million.

On September 28, 2007, we refinanced three existing mortgages totaling $32.7 million on three apartment complexes; Limestone Ranch, Limestone Canyon, and Tivoli, located through Texas with a single lender for a new note of $38.7 million. We received $3.5 million in cash after paying down the existing debt and $2.5 million in closing costs.

On October 4, 2007, we sold the El Chaparral Apartments, a 190 unit community complex, in San Antonio, Texas for $5.5 million, recording a gain of $3.9 million on the sale. We received $1.0 million in cash after paying off the $3.9 million mortgage and $600,000 in closing costs and commissions.

On November 30, 2007, we sold 36 Acres of undeveloped land known as Folsom Land to our parent company, American Realty Investors, Inc., for $12.7 million, recording a deferred gain on sale of $10.5 million. We received $7.4 million in cash and provided $5.3 million in seller financing.

On November 30, 2007, two affiliated entities transferred to us, in two separate transactions, a $12.0 million note from an individual lender. Of that amount, we booked $2.0 million from our parent company, American Realty Investors, Inc., and $10.0 million from our advisor, Prime. The transfer was made in consideration of an affiliated receivable with the two entities. The note is payable in monthly installments of interest only. The note accrues interest at 12.5%, and was paid in full subsequent to year end.

On December 12, 2007, we refinanced the existing $7.8 million note on 80.6 acres of land in McKinney, Texas known as McKinney Ranch Land with a new note for $8.0 million with a commercial lender. We received approximately $2,600 in cash after pay off of the existing debt and closing costs. The new note is payable in monthly installments of interest only. The note accrues interest at prime plus 2.5%, which was 10% at December 31, 2007. The principal and all unpaid and accrued interest are due and payable on maturity, December 1, 2010.

On December 19, 2007, we sold the Harpers Ferry apartments, a 122 unit complex, in Lafayette, Louisiana for $5.5 million, recording a gain on sale of $3.6 million. We received $1.6 million in cash after pay off of the existing $3.0 million mortgage, $500,000 in early payment penalties and $400,000 in closing costs.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in commercial real estate through the acquisition, development and ownership of apartments, commercial properties, hotels, and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably-priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

For our portfolio of commercial properties, we generate increased operating cash flow through annual contractual increases in rental rates under existing leases. We also seek to identify best practices within our industry and across our business units in order to enhance cost savings and gain operating efficiencies. We employ capital improvement and preventive maintenance programs specifically designed to reduce operating costs and increase the long-term value of our real estate investments.

We seek to acquire properties consistent with our business objectives and strategies. We execute our acquisition strategy by purchasing properties which management believes will create stockholder value over the long-term. We will also sell properties when management believes value has been maximized or when a property is no longer considered an investment to be held long-term.

We are continuously in various stages of discussions and negotiations with respect to development, acquisition, and disposition projects. The consummation of any current or future development, acquisition, or disposition, if any, and the pace at which any may be completed cannot be assured or predicted.

Substantially all of our properties are owned by subsidiary companies, many of which are single-asset entities. This ownership structure permits greater access to financing for individual properties and permits flexibility in negotiating a sale of either the asset or the equity interests in the entity owning the asset. From time-to-time, our subsidiaries have invested in joint ventures with other investors, creating the possibility of risks that do not exist with properties solely owned by an ARI subsidiary. In those instances where other investors are involved, those other investors may have business, economic, or other objectives that are inconsistent with our objectives, which may in turn require us to make investment decisions different from those if we were the sole owner.

Real estate generally cannot be sold quickly. We may not be able to promptly dispose of properties in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of our strategy to maintain an efficient investment portfolio and to provide additional sources of capital. We finance acquisitions through non-recourse mortgages, internally generated funds, and, to a lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. We may purchase properties by assuming existing loans secured by the acquired property. When properties are acquired in such a manner, we customarily seek to refinance the asset in order to properly leverage the asset in a manner consistent with our investment objectives.

Our businesses are not generally seasonal with regard to real estate investments. Our investment strategy seeks both current income and capital appreciation. Our plan of operation is to continue, to the extent our liquidity permits, to make equity investments in income-producing real estate such as hotels, apartments, and commercial properties. We may also invest in the debt or equity securities of real estate-related entities. We intend to pursue higher risk, higher reward investments, such as improved and unimproved land where we can obtain reasonably-priced financing for substantially all of a property’s purchase price. We intend to continue the development of apartment properties in selected markets in Texas and in other locations where we believe adequate levels of demand exist. We intend to pursue sales opportunities for properties in stabilized real estate markets where we believe our properties’ value has been maximized. We also intend to be an opportunistic seller of properties in markets where demand exceeds current supply. Although we no longer actively seek to fund or purchase mortgage loans, we may, in selected instances, originate mortgage loans or we may provide purchase money financing in conjunction with a property sale.

Our Board of Directors has broad authority under our governing documents to make all types of investments, and we may devote available resources to particular investments or types of investments without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board without stockholder approval.

The specific composition from time-to-time of our real estate portfolio owned by ARI directly and through our subsidiaries depends largely on the judgment of management to changing investment opportunities and the level of risk associated with specific investments or types of investments. We intend to maintain a real estate portfolio that is diversified by both location and type of property.

Competition

The real estate business is highly competitive and TCI competes with numerous companies engaged in real estate activities (including certain entities described in ITEM 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than TCI. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial, or group users. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also ITEM 1A. “Risk Factors.”

To the extent that TCI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where TCI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in ITEM 13. “Certain Relationships and Related Transactions, and Director Independence,” the officers and directors of TCI serve as officers and directors of ARI, the officers of TCI serve as the officers of IORI and one director of TCI is also a director of IORI. Both ARI and IORI have business objectives similar to TCI’s. TCI’s officers and directors owe fiduciary duties to both IORI and ARI as well as to TCI under applicable law. In determining whether a particular investment opportunity will be allocated to TCI, IORI, or ARI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in ITEM 13. “Certain Relationships and Related Transactions, and Director Independence,” TCI competes with affiliates of Prime having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed TCI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

We have historically engaged in and will continue to engage in certain business transactions with related parties, including but not limited to asset acquisitions and dispositions. Transactions revolving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interests of our company.

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

Risk Factors Related to our Business

Adverse events concerning our existing tenants or negative market conditions affecting our existing tenants could have an adverse impact on our ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth.

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which the Company has limited or no control, such as:

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

If tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is re-let, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Any of these events could adversely affect cash flow from operations and our ability to make distributions to shareholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and debt service payments, are not necessarily reduced when circumstances cause a decrease in rental income from the properties.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition in attracting tenants for the properties and in locating land to develop and properties to acquire.

In our effort to lease properties, we compete for tenants with a broad spectrum of other landlords in each of the markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, operating results could be adversely affected.

We may experience increased operating costs which could adversely affect our financial results and the value of our properties.

Our properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While some current tenants are obligated by their leases to reimburse us for a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets to offset the increased expenses, without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service indebtedness could be adversely affected.

Our ability to achieve growth in operating income depends in part on its ability to develop additional properties.

We intend to continue to develop properties where warranted by market conditions. We have a number of ongoing development and land projects being readied for commencement.

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

•

we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•

we may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If we determine to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss;

•	we may expend funds on and devote management’s time to projects which will not be completed;

•

occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.

We face risks associated with property acquisitions.

We acquire individual properties and various portfolios of properties and intend to continue to do so. Acquisition activities are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

We may acquire properties subject to liabilities and without any recourse, or with limited recourse, with respect to unknown liabilities. However, if an unknown liability was later asserted against the acquired properties, we might be required to pay substantial sums to settle it, which could adversely affect cash flow.

Many of our properties are concentrated in our primary markets and the Company may suffer economic harm as a result of adverse conditions in those markets.

Our properties are located principally in specific geographic areas in the Southwestern, Southeastern, and Midwestern United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2007 of approximately $1.0 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We rely on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of real estate companies in general;

•	the market’s opinion of real estate companies that own similar properties.

We may suffer adverse effects as a result of terms and covenants relating to the Company’s indebtedness.

Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders may be reduced. If payments on debt cannot be made, we could sustain a loss or suffer judgments, or in the case of mortgages, suffer foreclosures by mortgagees. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

We anticipate only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, we are likely to refinance a portion of its outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the maturing debt.

If principal balances due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity capital, cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

The degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The degree of leverage could also make us more vulnerable to a downturn in business or the general economy.

An increase in interest rates would increase interest costs on variable rate debt and could adversely impact the ability to refinance existing debt.

We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will the interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow.

If capital expenditures for ongoing or planned development projects or renovations exceed expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, we might not have access to funds on a timely basis to pay the unexpected expenditures.

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

We may need to sell properties from time to time for cash flow purposes.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period desired, or whether we will be able to sell the assets at a price that will allow the Company to fully recoup its investment. we may not be able to realize the full potential value of the assets and may incur costs related to the early pay-off of the debt secured by such assets.

The Company intends to devote resources to the development of new projects.

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	we may not be able to obtain financing on favorable terms for development of a property, if at all;

•	the Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs;

•	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	our real estate assets are concentrated primarily in the Southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

•	changes in interest rates may make the ability to satisfy debt service requirements more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control;

•	acts of terrorism, and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Real estate investments are illiquid, and the Company may not be able to sell properties if and when it is appropriate to do so.

Real estate generally cannot be sold quickly. We may not be able to dispose of properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code may limit our ability to sell properties (without incurring significant tax costs) in some situations when it may be otherwise economically advantageous to do so, thereby adversely affecting returns to stockholders and adversely impacting our ability to meet our obligations.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On December 31, 2007, our portfolio consisted of 89 properties totaling 4.8 million rentable square feet. Our properties consisted of 61 apartments, 4 hotels, and 24 commercial properties consisting of; 15 office buildings, 6 Industrial warehouses, 3 shopping centers. In addition, we own or control 6,078 acres of improved and unimproved land for future development or sale. The table below shows information relating to those properties in which we own or have an ownership interest in.

			Occupancy % 2007
Property	Location	Units
Apartments
Anderson Estates	Oxford, MS	48	98%
Blue Lake Villas	Waxahachie, TX	186	94%
Blue Lake Villas II	Waxahachie, TX	70	94%
Breakwater Bay	Beaumont, TX	176	96%
Bridges on Kinsey	Tyler, TX	232	98%
Capitol Hill	Little Rock, AR	156	94%
Curtis Moore	Greenwood, MS	104	98%
Dakota Arms	Lubbock, TX	208	98%
David Johnson Phase II	Greenwood, MS	32	91%
David Johnson Phase III	Greenwood, MS	40	98%
DeSoto Ranch	DeSoto, TX	248	96%
Fairway View Estates	El Paso, TX	264	93%
Falcon Lakes	Arlington, TX	248	94%
Fountain Lake	Texas City, TX	166	90%
Foxwood	Memphis, TN	220	81%
Heather Creek	Mesquite, TX	200	94%
Kingsland Ranch	Houston, TX	398	92%
Laguna Vista	Dallas, TX	202	92%
Lake Forest	Houston, TX	240	93%
Legends of El Paso	El Paso, TX	240	87%
Limestone Canyon	Austin, TX	260	95%*
Limestone Ranch	Lewisville, TX	252	95%*
Mariposa Villas	Dallas, TX	216	91%
Mission Oaks	San Antonio, TX	228	93%
Monticello Estates	Monticello, AR	32	97%
Mountain Plaza	El Paso, TX	188	98%
Paramount Terrace	Amarillo, TX	181	92%
Parc at Maumelle	Little Rock, AR	240	92%
Parc at Metro	Nashville, TN	144	98%
Quail Oaks	Balch Springs, TX	131	92%
River Oaks	Wylie, TX	180	97%
Riverwalk I	Greenville, MS	32	91%
Riverwalk II	Greenville, MS	72	96%
Sendero Ridge	San Antonio, TX	384	92%*
Spy Glass	Mansfield, TX	256	93%
Stonebridge at City Park	Houston, TX	240	91%
Tivoli	Dallas, TX	190	94%*
Treehouse	Irving, TX	160	91%
Verandas at City View	Fort Worth, TX	314	95%
Vistas at Pinnacle Park	Dallas, TX	332	91%
Vistas at Vance Jackson	San Antonio, TX	240	90%
Wildflower Villas	Temple, TX	220	91%
Willow Creek	El Paso, TX	112	90%
Windsong	Ft. Worth, TX	188	93%
Total Units		8,470

			Occupancy % 2007
Property	Location	Sq. Ft.
Office Buildings
1010 Common	New Orleans, LA	512,593	76%
217 Rampart	New Orleans, LA	11,913	0%
225 Baronne	New Orleans, LA	422,037	0%
305 Baronne	New Orleans, LA	37,081	48%
600 Las Colinas	Las Colinas, TX	510,841	67%
Amoco	New Orleans, LA	378,895	90%
Eton Square	Tulsa, OK	225,566	90%
Executive Court	Memphis, TN	41,340	0%
Park West I (Browning Place)	Farmers Branch, TX	627,312	100%
Park West (Fenton Centre)	Farmers Branch, TX	696,638	89%
Parkway North	Dallas, TX	69,009	77%
Signature Building	Dallas, TX	58,910	0%
Two Hickory Centre	Farmers Branch, TX	97,117	72%
Westgrove Air Plaza	Addison, TX	79,713	80%
		3,768,965
Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000	100%
Addison Hanger	Addison, TX	25,102	100%
Addison Hanger II	Addison, TX	24,000	100%
Clarke Garage	New Orleans, LA	6,869	0%
Encon	Fort Worth, TX	256,584	0%
Space Center	San Antonio, TX	101,500	61%
		444,055
Shopping Centers
Bridgeview Plaza	LaCrosse, WI	122,205	92%
Dunes Plaza	Michigan City, IN	220,461	52%
Willowbrook Village	Coldwater, MI	179,741	91%
		522,407

Total Commerical SqFt.		4,735,427

Property	Location	Rooms	Occupancy % 2007
Hotels
Akademia	Wroclaw, Poland	165	77%

Held For Sale

Property	Location	Units	Occupancy % 2007
Apartments
4400	Midland, TX	92	98%
Arbor Point	Odessa, TX	194	96%
Ashton Way	Midland, TX	178	94%
Autumn Chase	Midland, TX	64	100%
Bay Walk	Galveston, TX	192	91%
Courtyard	Midland, TX	133	96%
Coventry	Midland, TX	120	93%
Fairways	Longview, TX	152	95%
Fountains of Waterford	Midland, TX	172	96%
Hunters Glen	Midland, TX	212	96%
Island Bay	Galveston, TX	458	89%
Marina Landing	Galveston, TX	256	89%
Southgate	Odessa, TX	180	98%
Sunchase	Odessa, TX	300	95%
Thornwood	Odessa, TX	109	95%
Westwood	Odessa, TX	79	94%
Woodview	Odessa, TX	232	96%

Total Units		3,123

			Occupancy % 2007
Property	Location	Units
Office Building
Lexington Center	Colorado Springs, CO	74,816	24%

			Occupancy % 2007
Property	Location	Rooms
Hotels
City Suites	Chicago, IL	45	66%
The Majestic	Chicago, IL	55	59%
Willows	Chicago, IL	52	58%

Total Rooms		152

*	Properties are subject to sale per the Deposit Method

Lease expirations

The table below shows the lease expirations of the commercial properties over a ten year period.

Year of lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (p.s.f.)	Percentage of Total Square Feet
2008	535,863	$6,579,940	$12.28	12.5%
2009	443,659	4,962,789	11.19	10.3%
2010	408,045	4,604,748	11.28	9.5%
2011	298,314	4,593,526	15.40	6.9%
2012	293,856	4,595,235	15.64	6.8%
2013	169,124	2,921,130	17.27	3.9%
2014	140,470	2,598,911	18.50	3.3%
2015	42,602	873,946	20.51	1.0%
2016	120,417	1,998,490	16.60	2.8%
2017	309,817	4,831,251	15.59	7.2%
Thereafter	190,369	3,222,584	16.93	4.4%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2007 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Property	Location	Acres
Land Tracts
1013 Common	New Orleans, LA	0.41
2301 Valley Branch	Farmers Branch, TX	23.76
Alliance 52	Tarrant County, TX	51.90
Alliance 8	Tarrant County, TX	8.00
Alliance Airport	Tarrant County, TX	12.70
Audubon Terrace	Adams County, MS	48.20
Centura	Farmers Branch, TX	10.08
Circle C Ranch	Austin, TX	1,092.00
Cooks Lane	Ft. Worth, TX	21.90
Creekside Land	Ft Worth, TX	30.00
Crowley Land	Ft Worth, TX	24.90
Dedeaux Road	Gulfport, MS	10.00
Denton	Denton, TX	15.65
Denton-Andrew B	Denton, TX	22.90
Denton-Andrew C	Denton, TX	5.20
Desoto	Desoto, TX	21.90
Diplomat Drive	Farmers Branch, TX	14.40
Dominion	Dallas, TX	11.65
Ewing 8	Addison, TX	16.79
Fiesta	San Angelo, TX	0.70
Forney land	Kaufman County, TX	34.80
Fruitland	Fruitland Park, FL	0.15
Hines Meridan	Las Colinas, TX	36.09
Hollywood Casino	Farmers Branch, TX	28.78
Jackson Multi-Tract	Jackson, MS	1.71
Kaufman Cogen	Kaufman County, TX	2,567.00
Kaufman Taylor	Kaufman County, TX	31.00
Keller Springs Lofts	Addison, TX	7.40
Kinwest (Hackberry Creek)	Irving, TX	7.98
Lacy Longhorn	Farmers Branch, TX	17.12
LaDue	Farmers Branch, TX	99.00
Lakeshore Villas	Humble, TX	19.51
Lamar/Parmer	Austin, TX	17.07
Las Colinas	Las Colinas, TX	4.70
Las Colinas Apts/Lofts	Irving, TX	4.77
Las Colinas High Rise Apartments	Irving, TX	1.65
Las Colinas High Rise Office	Irving, TX	3.49
Las Colinas Townhomes	Irving, TX	15.56
LCLLP	Las Colinas, TX	45.49
Lubbock	Lubbock, TX	2.86
Luna	Farmers Branch, TX	2.60
Mandahl Bay	US Virgin Island	91.10
Manhattan	Farmers Branch, TX	108.90
Mansfield	Mansfield, TX	7.83
Marine Creek	Ft. Worth, TX	44.17
Mason/Goodrich	Houston, TX	13.00
Mckinney 36	Collin County, TX	34.48
Mckinney Ranch	Mckinney, TX	252.90
Mira Lago	Farmers Branch, TX	4.20
Nashville ARI	Nashville, TN	16.57
Ocean Estates	Gulfport, MS	12.00
Pac Trust	Farmers Branch, TX	7.07
Pantaze	Dallas, TX	6.00
Payne I	Las Colinas, TX	149.70
Pulaski	Pulaski County, AR	21.90
Railroad	Dallas, TX	0.29
Ridgepoint Drive	Irving, TX	0.60
Ritchie Road	Waco, TX	350.70
Seminary West	Ft. Worth, TX	5.36
Senlac	Farmers Branch, TX	11.94
Senlac Hutton	Farmers Branch, TX	5.86
Senlac VHP	Farmers Branch, TX	3.90
Sheffield Village	Grand Prairie, TX	13.90

Property	Location	Acres
Southwood Plantation	Tallahassee, FL	12.90
Southwood Plantation	Tallahassee, FL	14.52
Valley Ranch	Irving, TX	30.00
Valley Ranch 20	Irving, TX	20.62
Waco 151	Waco, TX	151.40
Waco 42	Waco, TX	42.80
West End	Dallas, TX	5.50
Whorton	Benton County, AR	79.70
Willowick Land	Pensacola, FL	39.78
Wilmer 88	Dallas, TX	87.60
Woodmont Fairway	Dallas, TX	5.87
Woodmont Galleria East	Dallas, TX	15.00
Woodmont Galleria West	Farmers Branch, TX	9.15
Woodmont Merit Drive	Dallas, TX	9.28

Total Acres		6,078.26

ITEM 3.     LEGAL PROCEEDINGS

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

The Annual Meeting of Stockholders was held on November 16, 2007, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2007. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	7,325,971	46,053
Sharon Hunt	7,324,947	47,077
Robert A. Jakuszewski	7,324,603	47,421
Ted R. Munselle	7,324,252	47,772
Ted P. Stokely	7,325,860	46,164

There were 10 abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2007, and any interim period, at least 7,338,857 votes were received in favor of such proposal, 13,057 votes were received against such proposal, and 20,121 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended.

Quarter Ended	High	Low
March 2008 (through March 20, 2007)	$17.42	$13.88

December 2007	16.30	14.69
September 2007	17.83	14.60
June 2007	18.69	12.97
March 2007	13.98	11.50

December2006	16.27	13.05
September 2006	13.72	12.00
June 2006	18.22	12.95
March2006	19.72	15.45

On March 20, 2008, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $16.57 per share.

As of March 20, 2008, TCI’s Common Stock was held by approximately 4,069 holders of record.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the US Total Market Index (“Total Market Index”) and the Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2002, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

	12/02	12/03	12/04	12/05	12/06	12/07
Transcontinental Realty Investors Inc.	100.00	94.84	80.78	94.39	78.80	87.64
Dow Jones US	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Real Estate	100.00	136.90	179.63	196.94	266.84	218.41

TCI paid no dividends in 2007, 2006 or 2005. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,409,000 shares. The repurchase program has no termination date. In November 2004, the Board approved a private block purchase of 212,800 shares of Common Stock for a total cost of $3.1 million. The following table represents shares repurchased during each for the three months of the last quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30			1,217,912	191,088
October, 2007	56,300	$17.97	1,274,212	134,788
November, 2007	2,800	15.79	1,277,012	131,988
December, 2007	3,600	15.72	1,280,612	128,388

Total	62,700	$17.74	1,280,612	128,388

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
EARNINGS DATA
Total operating Revenues	$134,490	$105,421	$81,630	$17,819	$13,501
Total operating Expenses	123,744	97,586	76,916	45,993	22,328

Operating (loss)/income	10,746	7,835	4,714	(28,174)	(8,827)
Other income (expense)	(31,579)	(25,836)	(30,845)	(7,280)	(3,679)

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(20,833)	(18,001)	(26,131)	(35,454)	(12,506)
Gain on land sales	11,956	11,421	7,702	7,110	1,641
Minority interest	50	393	(112)	(1,194)	2,230
Equity in income (loss) of investees	1,502	890	968	(1,497)	(4,291)
Income tax benefit	8,250	5,533	9,049	19,159	4,760

Net income (loss) from continuing operations	925	236	(8,524)	(11,876)	(8,166)
Net income (loss) from discontinued operations	10,186	3,270	17,593	35,582	8,839

Net income (loss)	11,111	3,506	9,069	23,706	673
Preferred dividend requirement	(925)	(210)	(210)	(210)	(126)

Income (loss) applicable to common shares	$10,186	$3,296	$8,859	$23,496	$547

PER SHARE DATA
Basic earnings per share	—	—	—	—	—
Net income (loss) from continuing operations	0.00	0.01	(1.11)	(1.50)	(1.03)
Net income (loss) from discontinued operations	1.28	0.41	2.23	4.41	1.10

Net income (loss) applicable to common shares	$1.28	$0.42	$1.12	$2.91	$0.07

Weighted average shares outstanding—Basic	7,953,676	7,900,869	7,900,869	8,082,854	8,078,108
Weighted average shares outstanding—Diluted	8,188,602	8,180,401	7,900,869	8,082,854	8,078,108

Diluted Earnings per share
Net Income (loss) from continuing operations	0.00	0.00	(1.11)	(1.50)	(1.03)
Net Income (loss) from discontinued operations	1.24	0.40	2.23	4.41	1.10

Net Income (loss) applicable to common shares	$1.24	$0.40	$1.12	$2.91	$0.07

Weighted Average shares outstanding Basic	7,953,676	7,900,869	7,900,869	8,082,854	8,078,108
Weighted Average shares outstanding Diluted	8,188,602	8,180,401	7,900,869	8,082,854	8,078,108

BALANCE SHEET DATA
Real estate, net	$1,230,545	$992,454	$833,885	$658,300	$641,022
Real estate held for sale	69,561	54,935	40,446	49,878	61,457
Real estate subject to sales contract	64,320	66,027	68,738	70,350	79,848
Notes and interest receivable, net	34,677	39,566	64,818	56,630	30,741
Total assets	1,521,189	1,250,167	1,089,079	920,311	882,784
Notes and interest payable	1,002,323	799,069	657,481	644,071	626,465
Stock-secured notes payable	17,546	22,452	22,549	18,663	21,194
Stockholder’s equity	285,481	265,929	251,179	240,519	221,758
Book value per share	$35.89	$32.01	$31.41	$30.06	$26.96

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

The Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in in-fill locations or high-growth suburban markets. TCI is an active buyer and seller and during 2007 acquired over $128 million and sold over $70 million of land and income-producing properties. As of December 31, 2007, the Company owned approximately 11,600 units in 61 residential apartment communities, 24 commercial properties comprising 4.8 million rentable square feet and four hotels containing a total of 317 rooms. In addition, at December 31, 2007, TCI owned over 6,078 acres of land held for development and had over 2,400 apartment units in 19 projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. TCI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. TCI finances it development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 82% of TCI’s common stock is owned by ARI. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005.

At December 31, 2007, 2006, and 2005, we owned or had interests in a portfolio (the Total Property Portfolio) of 89, 103, and 83 income producing properties, respectively.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006.

We define Same Property Portfolio for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period being compared. A stabilized property is defined as a newly developed project whose occupancy has reached greater than approximately 85%.

The Same Property Portfolio consists of 44 apartments, 24 commercial properties, and 1 hotel.

We had net income applicable to common shares of $10.2 million in 2007, which includes gains of land sales of $12.0 million, and net income from discontinued operations of $10.2 million, compared to net income applicable to common shares of $3.3 million in 2006, including gains on land sales totaling $11.4 million and net income from discontinued operations of $3.3 million.

Rental and other property revenues were $134.5 million in 2007 as compared to $105.4 million in 2006 an increase of $29.1 million. Rental and other property revenue from our same property portfolio was $102.0 million in 2007 as compared to $100.1 in 2006, an increase of $1.9 million. The increase is due to our hotels and apartments which had increases in revenues of $2.2 and $2.0 million respectively, offset by a decline in our commercial business of $2.3 million. The increase in hotels was due to higher occupancy and increased average rates. The increased revenues in apartments were due to an increase in the overall rental rates. The remaining increase of $27.2 million was due to the acquisition of the ParkWest I & II commercial building of $21.9 million, the continued lease up of Developed properties of $5.8 million, offset by land holding costs of ($500,000).

Operating expenses from property operations were $80.6 million in 2007, compared to $65.0 million in 2006 an increase of $15.6 million or 24%. Operating expenses from property operations for our same property portfolio was $60.9 in 2007 as compared to $55.3 in 2006, an increase of $5.6 million. The increase is due to increase administrative costs associated with higher occupancies in our hotels, and the overall increase in general and administrative costs of all of our properties; hotels $2.7 million, apartments of $1.0 million and commercial of $1.9 million. The remaining increase of $13.7 million was due to the acquisition of the ParkWest I & II commercial building of $9.4 million, the continued lease up of developed properties of $3.3 million, and land holding costs of $1.0 million.

Depreciation and amortization expense was $22.6 million in 2007, compared to $20.0 million in 2006 and increase of $2.6 million. A majority of the increase was due to the purchase of Park West I & II commercial building in 2007, which accounted for over $2.5 million in depreciation expense. The Development properties accounted for an additional $957,000 of depreciation expense which was offset by a decrease of $906,000 in the Same Property Portfolio; consisting of an increase in Apartment depreciation of $148,000, offset by a decrease in depreciation of commercial and hotel properties of $1.0 million and $52,000, respectively.

General and administrative expenses were $9.8 million in 2007 as compared to $4.0 million in 2006, an increase of $5.8 million. The 2006 amount includes $3.3 million in various credits for litigation reimbursements, lower legal and professional fees. The 2007 amount includes $2.0 million in legal settlement fees, and higher cost reimbursements to the advisor.

Advisory fee to affiliate was $10.7 million in 2007 as compared to $8.6 million in 2006, an increase of $2.1 million. The increase was due to higher gross assets in 2007 as compared to 2006. Our Advisory fee is based in part on gross assets.

Gain on foreign currency transaction was $2.4 million in 2007 as compared to $2,000 in 2006, an increase of $2.4 million. This increase was due to the exchange rate conversion on the Poland Hotel.

Mortgage and loan interest expense was $67.0 million in 2007 as compared to $47.5 million in 2006, an increase of $19.5 million. The increase the debt is due to acquisitions and refinancings in the current year. The new debt associated with the purchase of Park West I & II accounts for $6.5 million of the increase. Construction draws on Properties being developed accounts for $3.3 million. The refinancings of the existing debt on Apartments, Commercial properties, and Hotels, accounts for $1.1 million, $380,000, and $625,000 of the increase, respectively. The remaining $6.6 million increase is associated with the purchase on refinancing of land.

We recorded an asset impairment charge of $3.7 million in the current year, related to the write down of three properties; Foxwood apartments, a 220 unit complex located in Memphis, Tennessee, for $1.7 million; Executive Court Office building, a 222,000 square foot commercial building located in Memphis, Tennessee, for $1.2 million; and the Encon Warehouse, a 256,000 square warehouse located in Fort Worth, Texas for $800,000.

Gain on involuntary conversion was $34.8 million in 2007 as compared to $20.5 million in 2006, an increase of $14.3 million. The current year amount represents the remaining insurance proceeds due from the New Orleans properties that suffered damage from Hurricane Katrina in 2005.

Incentive sales fee to affiliate was $2.6 million in 2007 as compared to $1.5 million in 2006, an increase of $1.1 million. The increase is due to the increased sales of properties in the current year.

Gain on land sales was $12.0 million in 2007 as compared to $11.4 million in 2006, an increase of $535,000. In 2007, we sold 127.7 acres of land in nine separate transactions with an aggregate sales price of $20.8 million, receiving 8.4 million in cash. The average sales price was $163,000 per acre. The sales relate to the properties known as; Desoto Ranch(easement), 28.9 Acres of McKinney Ranch land, 3.4 Acres Mandahl Bay, 2.3 acres West End Land, 3.0 acres Miro Lago, 4.0 acres Hines Meridian, and 86 acres RB Land. In 2006, we sold 192.6 acres of land in seven separate transactions, at an average sales price of $196,000 per acre.

Income from discontinued operations was $10.2 million in 2007 as compared to $3.3 million in 2006, an increase of $6.9 million. In 2007, we sold 5 Apartments; Bluffs at Vista Ridge, Somerset, El Chaparral, Harpers Ferry, and Oak Park IV, and two commercial buildings; Durham Center and Forum which were moved from continued operations to discontinued operations in the current year. In addition, subsequent to year end, we sold 15 apartments; Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Forty Four Hundred, Fountains at Waterford, Hunters Glen, Fairway View, Southgate, Sunchase, Thornwood, Westwood Square, and Woodview, three hotels; City Suites, Majestic Inn, and Willow Surf, and one commercial building, Lexington Center which were repositioned to discontinued operations in the current year. In 2006, four apartment communities were sold and four apartment communities were repositioned as held for sales, which are included in discontinued operations. The following table below summarizes revenue and expense information for these properties.

	For the twelve months ending December 31,
	2007	2006
Revenue
Rental	$29,920	$33,410
Property operations	20,767	20,872

	9,153	12,538
Other
Interest	(11,507)	(9,340)
G&A	(59)	(88)
Depreciation	(2,836)	(3,767)

Income (Loss) from Disc Operations	(5,249)	(657)
Gain on sale of discontinued operations	20,919	5,689

Income (Loss) from Disc Operations	15,670	5,032
Tax Expense (Benefit)	(5,484)	(1,762)

Net Income (loss)	$10,186	$3,270

The gain on sale in 2007 represents the sale of five apartments; Bluffs at Vista Ridge, Somerset, El Chapparal, and Harpers Ferry, Oak Park Plaza IV, and one commercial building, Forum Office building. In addition, the deferred gain of $4.1 million was recognized upon the sale of Durham Office building to a third party. In 2006, TCI sold four apartment communities comprising 545 units for an average price of $28,000 per unit.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005.

We define Same Property Portfolio for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period being compared. A stabilized property is defined as a newly developed project whose occupancy has reached greater than approximately 85%. The Same Property Portfolio consists of 49 apartments, 21 commercial properties, and 4 hotels.

We had net income applicable to common shareholders of $3.3 million in 2006, including gains on land sales totaling $11.4 million and net income from discontinued operations of $3.3 million, as compared to net income applicable to common shareholders of $8.9 million in 2005, including gains on land sales of $7.7 million and income from discontinued operations of $17.6 million.

Rents and other property revenues were $105.4 million in 2006 compared to $81.6 million in 2005, an increase of $23.8 million or 29 percent. Rental and other property revenue from our same property portfolio was $100.1 in 2006 as compared to $80.3 million in 2005, and increase of $19.8 million. The additional leases acquired in 2006 from the apartment and commercial properties accounts for $9.8 million and $9.0 million of the increase, respectively. The increase occupancy in the hotels accounted for the remaining $1.0 million. The remaining $4.0 million increase was due to the acquisition of commercial properties of $2.4 million, the continued lease up of developed properties of $1.4 million, and $200,000 associated with land and other.

Property operations expense were $65.0 million in 2006 as compared to $49.9 million in 2005, an increase of $15.1 million. Operating expenses from property operations for our same property portfolio was $55.3 million in 2006 as compared to $46.4 million in 2005, an increase of $8.9 million. The majority of the increase came from our commercial properties $7.9 million. This increase was due to the additional cost associated with leasing out new space. In addition, overall costs general and administrative costs increased throughout the year. This accounted for the increase in costs of our apartments and hotels of approximately $511,000 and $544,000, respectively. The remaining $5.8 million was due to increase in the acquisition of commercial properties and the lease up of developed properties.

Depreciation and amortization expense were $20.0 million in 2006 as compared to $14.2 million in 2005, an increase of $5.8 million. A majority of the increase $5.5 million is from the Same Property Portfolio which consists of; Apartment Portfolio of $2.6 million, Commercial Portfolio of $2.5 million, and Hotel Portfolio of $400,000. This increase is due improvements in the Apartment Portfolio and tenant improvements in the Commercial Portfolio that are being depreciated in the current year. Properties acquired accounted for an additional $200,000 in depreciation expense.

General and administrative expenses were $4.0 million in 2006 as compared to $8.1 million in 2005, a decrease of $4.1 million . The decrease in 2006 was due to lower legal and professional fees and reduced state income tax expense, offset by higher cost reimbursements paid to the Advisor.

Advisory fee expense was $8.6 million in 2006 compared to $4.7 million in 2005. The increase was due to higher gross assets in 2006. In 2005, a refund of the 2004 Advisor cost reimbursements was received from Prime. TCI’s advisory agreement with Prime limits the amount of cost reimbursements payable by TCI to Prime. See NOTE 12. “ADVISORY AGREEMENT.”

Interest income was $2.7 million in 2006 as compared to 3.7 million in 2005, a decrease of $1.0 million. The decrease is due principally to lower average notes receivable balances and lower average cash balances.

Mortgage and loan interest expenses were $47.5 million on 2006 as compared to $32.8 million in 2005, an increase of $14.7 million. Refinancings and an increase in variable interest rates within the Same Property Portfolio accounted for $6.0 million of the increase which consists of; Apartments Portfolio of $2.7 million, Commercial Portfolio of $3.2 million, and Hotel Portfolio of $100,000. Refinancings and within the Land Portfolio accounted for $8.1 million of the increase. Properties acquired within the Commercial Portfolio accounted for $300,000 and Developed Properties within the Apartment Portfolio account for another $300,000 of the increase.

In 2005, the Company recorded asset impairment charges of $1.8 million related to the write-down of a certain land tract to its current estimated fair value, as described further in the table below.

Property Land	Location	Units/ Acres	Fair Value	Property Basis	Costs to Sell	Impairment
Centura Land	Farmers Branch, TX	8.753 Acres	$12,025	$13,865	—	$1,840

The Centura Land was appraised for its sale to IORI and the appraised value was determined to be the fair value. The costs to sell are estimated closing costs and commissions paid by TCI.

The 2006 gain on involuntary conversion of $20.5 million relates to damage sustained at the Company’s New Orleans commercial properties from Hurricane Katrina during 2005, principally the Company’s 225 Barrone office building. 225 Barrone property was closed immediately after the storm and the Company intends to redevelop 225 Barrone as a residential property. TCI’s 1010 Common and Amoco buildings suffered hurricane damage as well but have been repaired and have reopened. 1010 Common is presently 77% occupied and Amoco is 89% occupied. In 2005, the Company received $4.2 million in business interruption insurance proceeds which was included in 2005 rental revenues. TCI received approximately $45 million of insurance proceeds in 2006, of which $4.0 million related to business interruption claims and has been included in 2006 rental revenues.

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

Net income tax benefit for 2006 was $3.8 million, compared to net income tax expense of $-0- for 2005. The income tax benefit for 2006 was calculated under a Tax Sharing and Compensating Agreement between TCI and ARI, whereby TCI and ARI are eligible to file a consolidated federal tax return. In 2006, ARI had net taxable income and TCI had net taxable losses, thus in accordance with the sharing agreement, TCI recorded a Federal tax benefit in the amount of $3.8 million for 2006.

Income from discontinued operations was $3.3 million in 2006 compared to $17.6 million in 2005. Included for 2006 are four apartment communities sold during 2006 and four apartment communities designated as held for sale or subject to a sales contract (and subsequently sold by TCI in 2007). Included for 2005 are nine properties (two apartment communities, six commercial properties and one hotel) sold during 2005 and five apartment communities designated as held for sale or subject to a sales contract (two of which were subsequently sold in 2006). In 2007, we sold five apartments and two commercial buildings and repositioned 15 apartments to held for sale. These properties were owned prior to 2005 and are included in the discontinued operations for those years. The following table summarizes revenue and expense information for these properties.

	For the twelve months ending December 31,
	2006	2005
Revenue
Rental	$33,410	$39,016
Property operations	20,872	27,379

	12,538	11,637
Other
Interest	(9,340)	(13,520)
G&A	(88)	(177)
Depreciation	(3,767)	(2,440)

Income (Loss) from Disc Operations	(657)	(4,500)
Gain on sale of discontinued operations	5,689	31,473
Write down of assets Held for sale	—	(1,580)
Equity in investee gain on sale of RE	—	1,673

Income (Loss) from Disc Operations	5,032	27,066
Tax Expense (Benefit)	(1,762)	(9,473)

Net Income (loss)	$3,270	$17,593

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

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans;

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be property operations, proceeds from land and income-producing property sales, collection of mortgage notes receivable, collections of receivables from affiliated companies, refinancing of existing debt and additional borrowings, including mortgage notes payable, and lines of credit. We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2007, along with cash that will be generated in 2008 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8”. Consolidated Financial Statements and Supplementary Data and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $11.2 million and $4.8 million at December 31, 2007 and December 31, 2006, respectively, representing an increase in cash of $6.4 million. The increase was the result of an increase in cash from operating activities of $6.5 million, a decrease in cash flows from investing activities of ($230.8) million, and an increase in cash flows from financing activities of $230.7 million.

Our cash from operating activities which consists primarily of income from the operations of our Apartment, Commercial and Hotel properties is $6.5 million. This is an increase of $10.2 million from prior year. The cash from properties is sufficient to operate the property and provides for additional cash needs.

Our primary source of cash is from the proceeds of notes payables of $431.2 million which includes refinancings, proceeds from the sale of land $59.7 million, proceeds from the sale of income producing properties of $40.5 million, and collections on notes receivables of $13.8 million. In the current year; we refinanced 25 existing mortgages, and obtained draws on construction financings on 19 projects. We sold 9 parcels of land and 5 income producing properties.

Our primary uses of cash were; recurring payments on existing debt of $183.2 million, funding of construction and new developments of $193.8 million, improvements on existing income producing properties of $12.8 million, acquisition of income producing properties of $114.3 million, and acquisition of land properties of $24.9 million. In the current year, we purchased the ParkWest I & II Commercial building for $110.3 million and the Thornwood Apartments for $1.9 million and 14 tracts of land.

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

Obligations and Commitments

TCI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates TCI’s expected contractual obligations and commitments subsequent to December 31, 2007.

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Long-Term Debt	$1,173,104	$338,909	$199,368	$55,992	$578,835
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	$3,067	$3,067	—	—	—

   The long-term liabilties is amount to purchase the interest of general and limited parnters formed to construct residiential properties. The general partners have 1% interest. The liablity therefore is 1% of the projected construction costs.

Other long-term liabilities represent TCI’s intentions to purchase the interests of general and limited partners formed to construct residential properties.

Related Party Transactions

Historically, TCI, ARI, IORI, and others have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Related party transactions are not considered to be arms length and may not be considered to be beneficial to us.

Operating Relationships

TCI received rents of $2.2 Million in 2007, $846,000 in 2006 and $8,000 in 2005 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory and Addison Hanger.

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

As of December 31, 2007, our $1.17 billion debt portfolio consisted of approximately $847.2 million of fixed-rate debt, with interest rates ranging from 5.16% to 12.5% and approximately $325.9 million of variable-rate debt. As of December 31, 2006, our $897.3 million debt portfolio consisted of approximately $643.2 million of fixed-rate debt, with interest rates ranging from 5.06% to 12.0%, and approximately $254.1 million of variable-rate debt. Our overall weighted average interest rate at December 31, 2007 and 2006 was 7.00% and 7.12%, respectively.

TCI’s interest rate sensitivity position is managed by TCI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2008 than they did during 2007, TCI’s interest expense would increase and net income would decrease by $3.21 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2007. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

ASSETS

Notes Receivable
Variable interest rate-fair value							$6,098

Variable interest rate notes	2008	2009	2010	2011	2012	Thereafter	Total
Instrument’s maturities	$—	$3,612	$2,775	$—	$—	$—	$6,387
Instrument’s amortization	—	—	—	—	—	—	—
Interest	802	514	—	—	—	—	1,316
Average rate	9.2%	7.9%	0.0%	0.0%	0.0%	0.0%
Fixed interest rate-fair value							$22,420

Fixed interest rate notes	2008	2009	2010	2011	2012	Thereafter	Total
Instrument’s maturities	$15,800	$1,867	$9,323	$176	$—	$—	$27,166
Instrument’s amortization	6	—	—	—	—	—	6
Interest	1,086	639	355	225	225	46	2,576
Average rate	10.1%	12.3%	13.8%	15.8%	15.8%	7.3%

LIABILITIES
Non-trading Instruments-Equity Price Risk
Notes Payable
Variable interest rate-fair value							$311,809

Variable interest rate notes	2008	2009	2010	2011	2012	Thereafter	Total
Instrument’s maturities	$157,034	$80,492	$39,187	$3,320	$—	$27,736	$307,769
Instrument’s amortization	1,123	455	488	507	354	10,889	13,816
Interest	19,459	7,244	4,957	2,729	2,467	15,738	52,594
Average rate	8.2%	7.7%	7.4%	6.6%	6.6%	6.8%
Fixed interest rate-fair value							$695,033

Fixed interest rate notes	2008	2009	2010	2011	2012	Thereafter	Total
Instrument’s maturities	$188,830	$29,414	$23,908	$18,367	$10,908	$89,501	$360,928
Instrument’s amortization	11,133	9,877	10,250	9,968	10,263	438,947	490,438
Interest	54,552	38,104	35,436	32,783	31,183	480,035	672,093
Average rate	6.6%	6.5%	6.4%	6.3%	6.2%	6.2%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2007. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 21, Transcontinental Realty Investors, Inc.’s management intends to sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER, FUQUA & HUFF, PC

Plano, Texas

March 31, 2008

TRANSCONTINENTAL REALTY INVESTORS INC

CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Assets
Real Estate held for investment	$1,327,913	$1,089,995
Less -accumulated depreciation	(97,368)	(97,541)

	1,230,545	992,454
Real estate held for sale (net of depreciation of $21,598 in 2007 and $5,035 in 2006)	69,561	54,935
Real estate subject to sales contracts (net of depreciation of $8,713 in 2007 and $7,006 in 2006)	64,320	66,027
Notes and interest receivable
Performing ($4,339 in 2007 and $22,249 in 2006 from affiliates)	34,677	39,566
Allowance for losses	(1,978)	—

	32,699	39,566
Investment in unconsolidated real estate entities	27,569	30,573
Marketable equity securities, at market value	13,157	9,038
Cash and cash equivalents	11,239	4,803
Other Assets ($151 in 2007 and $320 in 2006 from affiliates)	72,099	52,771

	$1,521,189	$1,250,167

Liabilities and Stockholders’ Equity
Notes and interest payable ($8,270 in 2007 and $6,885 in 2006 to affiliates)	$1,007,226	$799,069
Liabilities related to assets held for sale	107,847	43,579
Liabilities related to assets subject to sales contract	62,513	58,816
Other Liabilities ($2,807 in 2007 and $396 in 2006)	56,501	66,608

	1,234,087	968,072
Commitments and contingencies
Minority Interest	1,621	16,166
Stockholders’ Equity:
Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 8,078,966 and 7,900,869 shares at December 31, 2007 and 2006	81	81
Preferred Stock
Series C: $.01 par value; authorized 10,000,000 shares; issued and outstanding 30,000 shares at December 31, 2007 and 2006 respectively (liquidation preference $100 per share).	—	—
Series D: $.01 par value; authorized, issued and outstanding 100,000 shares at December 31, 2007 and 2006 (liquidation preference $100 per share)	1	1
Paid-in capital	274,733	266,206
Treasury Stock	(577)	(3,086)
Accumulated distributions in excess of accumulated earnings	12,771	1,660
Other Comprehensive Income/(Loss)	(1,528)	1,067

	285,481	265,929

	$1,521,189	$1,250,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
	(dollars in thousands)
Property Revenue:
Rents and other property revenues ($2,211 in 2007, $846 in 2006 and $56 in 2005 from affiliates)	$134,490	$105,421	$81,630

Operating expenses:
Property operating expenses ($7,372 in 2007, $6,424 in 2006 and $5,408 in 2005 from affiliates)	80,624	65,030	49,859
Depreciation and amortization	22,623	19,951	14,243
General and administrative ($3409 in 2007, $2,778 in 2006 and $2,359 in 2005 from affiliates)	9,793	3,979	8,078
Advisory fee to affiliate	10,704	8,626	4,736

Total operating expenses	123,744	97,586	76,916
Operating income (loss)	10,746	7,835	4,714
Other income (expense)
Interest income ($3,600 in 2007, $1,931 in 2006 and $2,336 in 2005 from affiliates)	2,257	2,698	3,671
Gain on foreign currency transaction	2,368	2	292
Other income	1,805	928	370
Mortgage and loan interest expense ($603 in 2007, $693 in 2006, and $218 in 2005 to affiliates)	(67,044)	(47,481)	(32,816)
Net income fee to affiliate	514	(972)	(522)
Impairment	(3,686)	0	(1,840)
Gain on involuntary conversion	34,771	20,479	0
Incentive fee to affiliate	(2,564)	(1,490)	0

Total other income (expense)	(31,579)	(25,836)	(30,845)
Loss before gain on land sales, equity in earnings (loss) of investee and minority interest	(20,833)	(18,001)	(26,131)
Gain on land sales	11,956	11,421	7,702
Minority interest	50	393	(112)
Equity in income (loss) of investees	1,502	890	968

Income (loss) from continuing operations before income taxes	(7,325)	(5,297)	(17,573)
Add: Income tax benefit (expense)	8,250	5,533	9,049

Net Income (loss) from continuing operations	925	236	(8,524)
Income (loss) from discontinued operations before income taxes	15,670	5,032	27,066
Income tax benefit (expense)	(5,484)	(1,762)	(9,473)

Net Income (loss) from discontinuing operations	10,186	3,270	17,593
Net income	11,111	3,506	9,069
Preferred dividend requirement	(925)	(210)	(210)

Net income applicable to Common shares	$10,186	$3,296	$8,859

Earnings Per Share
Basic earning per share
Net Income (Loss) from continued operations	$—	$0.01	$(1.11)
Discontinued operations	1.28	0.41	2.23

Net Income/Loss applicable to common shares	$1.28	$0.42	$1.12

Diluted earnings per share
Net Income (Loss) from continued operations	$—	$—	$(1.11)
Discontinued operations	1.24	0.40	2.23

Net Income/Loss applicable to common shares	$1.24	$0.40	$1.12

Weighted average common shares used in computing earnings per share:
Basic	7,953,676	7,900,869	7,900,869
Diluted	8,188,602	8,180,401	7,900,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	SHARES OF COMMON STOCK		SHARES OF PREFERRED STOCK		PAID IN CAPITAL	SHARES OF TREASURY STOCK		ACCUMULATED (DEFICIT) RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL CAPITAL

	SHARES	AMOUNT	SHARES	AMOUNT		TS SHARES	AMOUNT
	(dollars in thousands)
Balance, December 31, 2004	8,113,669	$81	30,000	$—	$256,704	212,800	$(3,086)	$(10,915)	$(2,265)	$240,519
Unrealized gain on foreign curency translation									935	935
Unrealized gain on marketable securities									866	866
Net income								9,069		9,069
Series C preferred stock dividends					(210)					(210)

Balance, December 31, 2005	8,113,669	81	30,000	0	256,494	212,800	(3,086)	(1,846)	(464)	251,179
Unrealized gain on foreign curency translation									(790)	(790)
Unrealized gain on marketable securities									2,321	2,321
Net income								3,506		3,506
Series C preferred stock dividends					(210)					(210)
Series D preferred stock			100,000	1	9,999					10,000
Series D preferred stock dividends (7% per year)					(77)					(77)

Balance, December 31, 2006	8,113,669	81	130,000	1	266,206	212,800	(3,086)	1,660	1,067	265,929
Unrealized gain on foreign curency translation									(5,983)	(5,983)
Unrealized gain on marketable securities									3,388	3,388
Net income								11,111		11,111
Series C preferred stock dividends					(210)					(210)
Series D preferred stock										—
Series D preferred stock dividends (7% per year)					(715)					(715)
Sale of common stock						(212,800)	3,086			3,086
Acquisition of minority interest					9,452					9,452
Repurchase of common stock						34,703	(577)			(577)

Balance, December 31, 2007	8,113,669	$81	130,000	$1	$274,733	34,703	$(577)	$12,771	$(1,528)	$285,481

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash used by operating activities
Net income applicable to common shares	$10,186	$3,296	$8,859
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,459	25,408	18,491
Amortization of deferred borrowing costs	4,876	3,049	3,985
Gain on sale of land	(11,956)	(11,421)	(10,443)
Gain on sale of income producing properties	(20,919)	(5,689)	(31,473)
Equity in earnings of investees	(1,502)	(890)	(968)
(Gain) loss on foreign currency transaction	(2,369)	(2)	(292)
Provision for impairment	3,686	—	3,420
(Gain) loss allocated to minority interest	(50)	(393)	112
(Increase) decrease in assets:
Prepaid expense	(2,496)	—	—
Interest receivable	(420)	788	1,247
Escrows	(2,018)	—	—
Rents receivables	(1,271)	—	—
Other assets	2,753	(9,146)	782
Earnest money	9,149	(9,446)	(2,670)
Increase (decrease) in liabilities:
Accrued interest payable	(462)	664	(269)
Other liabilities	(6,150)	108	23,768

Net cash provided by (used in) operating activities	$6,496	$(3,674)	$14,549
Cash Flows from Investing Activities:
Collections on notes receivable ($4,111 in 2007 and $2,490 in 2005 from affiliates)	13,812	12,033	6,160
Funding of notes receivable	—	(5,060)	(11,752)
Real estate improvements ( $1,714 in 2005 from affiliates)	—	(34,739)	(56,767)
Proceeds from sale of land	59,699	—	—
Acquisition of land held for development	(24,940)	—	—
Acquisition of income producing properties	(114,258)	(150,748)	(170,333)
Construction and dev of new properties	(193,864)	—	—
Proceeds from sale of real estate	40,458	47,869	88,986
Improvement of land held for development	(2,859)	—	—
Improvement of income producing properties	(12,890)	—	—
Investment in marketable securities	4,119	—	—
Acquisition of minority interest	2,884	—	—
Investment in unconsolidated real estate entities	(3,004)	(5,024)	(4,374)

Net cash used in investing activities	(230,843)	(135,669)	(148,080)
Cash Flows from Financing Activities:
Payments on notes payable ($8,669 in 2007, $398 in 2005)	(183,188)	(95,289)	(79,955)
Increase in due from affiliates	(6,614)	(1,684)	3,032
Proceeds from notes payable	431,168	242,134	196,665
Repurchase of common stock	(577)	—	—
Deferred borrowing costs	(10,006)	(6,477)	(2,594)

Net cash provided by financing activities	230,783	138,684	117,148

Net increase (decrease) in cash and cash equivalents	6,436	(659)	(16,383)
Cash and cash equivalents, beginning of year	4,803	5,462	21,845

Cash and cash equivalents, end of year	$11,239	$4,803	$5,462

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash paid for interest	$76,847	$50,652	$42,081

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain/(loss)	$3,388	$790	$935
Unrealized gain/loss on marketable securities	(5,983)	2,321	866
Note payable paid by affiliate on purchase of Real Estate	—	10,475	13,006
Increase in Minority Interest related to acquisition of real estate	—	15,321	—
Real Estate purchased from affiliate decreasing affiliate receivable	—	12,214	1,631
Note payable assumed by buyer on sale of real estate	—	—	738
Note Payable assumed to decrease affiliate payable	—	5,150	—
Land Exchange with non affiliated party	—	1,500	—
Note receivable for Treasury Stock	3,353	—	—
Land Exchange with affiliated party	(900)	—	—
Funds collected by affiliate for Property damage insurance reimb	—	41,040	8,182
Issue of Series D Preferred Stock and reduction of payable to affiliate	—	10,000	—
Subsidiary purchase from affiliate decreasing affiliate receivable	—	—	4,101
Note receivable received from sale of real estate	—	—	9,713
Acquisition of real estate to satisfy note receivable	—	—	4,207
Asset impairment write down	—	—	3,420

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

Certain balances for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting pronouncements.    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

Real estate held for investment and depreciation.    Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) requires that a property be considered

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and convertible preferred stock. The weighted average common shares used to calculate diluted earnings per share for the years ended December 31, 2007 and 2005 exclude 279,532 and shares relating to options and convertible preferred stock to purchase shares of common stock. These dilutive shares were excluded from the calculation of dilutive earnings per share because the effect of their inclusion would be anti-dilutive.

Stock-based employee compensation.    The Company previously accounted for its stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company previously based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method and applied the provisions of SFAS 123(R) to all share-based compensation. All of TCI’s stock options were fully vested as of January 1, 2006 and TCI had no outstanding stock option grants that were modified or settled after January 1, 2006; therefore, the adoption of SFAS 123(R) had no material effect on the Company’s results of operations for the year ended December 31, 2006. The Directors Stock option plan was terminated in December of 2005.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. REAL ESTATE

Provision for Asset Impairments.    We recorded a 3.7 million asset impairment in 2007 related to the permanent write down of basis on the Foxwood Apartment, a 220 unit apartment located in Memphis, Tennessee, the Executive Court, a 222,654 square foot office building located in Memphis, Tennessee, and the Encon Warehouse, a 256,410 square foot industrial warehouse located in Fort Worth, Texas. There were no asset impairments in 2006. In 2005, we recorded an impairment loss for Centura Land for $1.8 million.

The table below details out the changes in our total property portfolio;

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Developments	Property Sales	Impairment Charges	Reclassifications and Other Adjustments	Cost 12/31/2007 2007	Accumulated Depreciation 12/31/2007
Apartments	$390,995	$3,974	$59	$—	$89,985	$—	$(2,504)	$(54,155)	$428,354	$33,506
Apartments under construction	70,618	—	—	172,581	(89,985)	—	—	—	153,214	70
Other developments in progress	78,230	—	—	21,283	—	—	—	—	99,513	—
Commercial properties	252,315	110,284	8,938	—	—	—	(1,182)	(8,285)	362,070	59,684
Hotels	37,811	—	3,893	—	—	—	—	(2,430)	39,274	3,916
Land held for development	260,026	8,502	2,859	—	—	(12,424)	—	(13,475)	245,488	192

Real estate held for investment	$1,089,995	$122,760	$15,749	$193,864	$—	$(12,424)	$(3,686)	$(78,345)	$1,327,913	$97,368

Real estate held for sale	$59,970	$—	$—	$—		$(40,458)	$—	$71,647	$91,159	$21,598

Real estate subject to sales contract	$73,033	$—	$—	$—		$—	$—	$—	$73,033	$8,713

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a brief description of the most significant property acquisitions and sales in 2007 and 2006:

Park West I & II

On January 19, 2007, we acquired a 383,114 and a 707,599 square foot office building in Farmers Branch, Texas known as Park West I and Park West II, respectively and a 4.7 acre tract of undeveloped land at an aggregate purchase price of $107.1 million. The acquisition was financed with $10.1 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2009 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing January 2013.

Bluffs at Vista Ridge

On February 16, 2007, we sold the Bluffs at Vista Ridge a 272 unit apartment complex in Lewisville, Texas for $24.6 million. The proceeds were used to pay down the existing mortgage of $15.5 million receiving $9.1 million in cash. A gain of $3.6 million was recorded on this sale.

Hines Meridian

On May 8, 2007, we acquired 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $7.9 million. The purchase was financed with $2.9 million in cash and a note payable of $5.0 million. The note accrues interest at 9.25% and matures in June 2010.

Forum Office Building

On July 27, 2007 , we sold the Forum Office Building in Richmond, Virginia, a 79,791 square foot commercial building, for $9.4 million, recording a $3.4 million gain on sale. We received $3.1 million in cash after paying off the $5.9 million mortgage and $400,000 in closing costs.

West End Land

On September 27, 2007, we sold 2.2 acres of land in Dallas Texas, known as the West End Land, for $6.5 million, recording a gain of $3.8 million. We received $2.3 million in cash after paying of the existing debt of $3.8 million.

El Chapparal Apartments

On October 4, 2007, we sold the El Chapparal Apartments, a 190 unit community complex, in San Antonio, Texas for $5.5 million, recording a gain of $3.9 million on the sale. We received $1.0 million in cash after paying off the $3.9 million mortgage and $600,000 in closing costs and commissions.

Folsom Land

On November 30, 2007, we sold 36 Acres of undeveloped land known as Folsom Land to our parent company, American Realty Investors, Inc., for $12.7 million, recording a deferred gain on sale of $10.5 million. We received $7.4 million in cash and provided $5.3 million in seller financing.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Harpers Ferry Apartment

On December 19, 2007, we sold the Harpers Ferry apartments, a 122 unit complex, in Lafayette, Louisiana for $5.5 million, recording a gain on sale of $3.6 million. We received $1.6 million in cash after pay off of the existing $3.0 million mortgage, $500,000 in early payment penalties and $400,000 in closing costs.

New Orleans Properties

In August 2006, TCI purchased the Clarke Garage at 913 Gravier in New Orleans, Louisiana for $9.0 million cash. The property is adjacent to 305 Barrone. 305 Barrone was purchased in August 2006 for $4.0 million cash and contains approximately 37,000 square feet of retail space currently occupied by retail tenants. 225 Barrone consists of approximately 417,000 square feet of office space and was significantly damaged during hurricane Katrina in September 2005. In 2006, TCI reduced the carrying value of 225 Barrone to $1.2 million, which approximates the value of the underlying land. TCI intends to redevelop 225 Barrone into an urban residential facility, which it considers the best and most profitable use of the property. To facilitate the marketability of the property, TCI acquired the Clarke Garage and 305 Barrone to provide additional parking and retail for the residential development.

The 2007 and 2006 gain on involuntary conversion of $34.7 million and $20.5 million, respectively, relates to damage sustained at the Company’s New Orleans commercial properties from Hurricane Katrina during 2005. 225 Barrone property was closed immediately after the storm and the Company intends to redevelop 225 Barrone as a residential property. TCI’s 1010 Common and Amoco buildings suffered hurricane damage as well but have been repaired and have reopened. 1010 Common is presently 77% occupied and Amoco is 89% occupied. In 2005, the Company received $4.2 million in business interruption insurance proceeds which was included in 2005 rental revenues. TCI received approximately $45 million of insurance proceeds in 2006, of which $4.0 million related to business interruption claims and has been included in 2006 rental revenues.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Galleria East

In November 2006, TCI acquired approximately 15 acres located at the intersection of the Dallas North Tollway and IH-635 (LBJ Freeway) in Dallas, Texas for a purchase price of $25.2 million. Payment was in the form of $8.8 million cash and a note payable of $18.4 million due in December 2007. Terms of the note required interest only payments at 6.0 percent until maturity. The property is currently occupied by an automobile dealership which pays TCI a monthly rental for the use of the property. TCI intends to hold the land for future development or resale.

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

NOTE 3. NOTES	AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security

Performing loans:
Dallas Fund XVII LP	Oct-2008	9.00%	4,174	Assignment of partnership interests
Pinoeer Austin Development	Oct-2008	10.00%	2,407	33 acres undeveloped land, Austin, TX
Basic Capital Management(1)	Apr-2008	9.50%	1,523	Retail building, Cary, NC
Garden Centura LP	Sept-2008	7.00%	6,142	Excess cash flow from partnership
Basic Capital Management	Apr-2008	9.50%	1,252	Industrial building, Arlington, TX
400 St. Paul	Oct-2008	9.25%	3,612	Office Building, Dallas, TX
Miscellaneous related party notes	Various	Various	14,450
Accrued interest			1,117
Allowance for estimated losses			(1,978)

Total			$32,699

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Junior Mortgage Loans.    TCI may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of TCI’s assets. At December 31, 2007, 2.0% of TCI’s assets were invested in junior and wraparound mortgage loans.

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

Types of Properties Securing Mortgage Notes.    The properties securing TCI’s mortgage notes receivable portfolio at December 31, 2007, consisted of two office buildings, one hotel and one apartment property, 12 parcels of unimproved land, and various partnership and membership interests. six mortgage notes receivable were unsecured at December 31, 2007. The Board of Directors may alter the types of properties securing or collateralizing mortgage loans in which TCI invests without a vote of stockholders. TCI’s Articles of Incorporation impose certain restrictions on transactions with related parties, as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

At December 31, 2007, TCI’s mortgage notes receivable portfolio included 4 mortgage loans with an aggregate principal balance of $6.5 million secured by income-producing real estate located in the Southeast and Southwest regions of the continental United States, twelve mortgage loans with an aggregate principal balance of $9.5 million secured by unimproved land in the Southwest region of the continental United States, 3 loans with a principal balance of $7.5 million secured by partnership or membership interests and six unsecured loans with a principal balance of $9.8 million. At December 31, 2007, 2.3% of TCI’s assets were invested in notes and interest receivable.

The following table sets forth the percentages (based on the mortgage note principal balance) by property type and geographic region, of the income producing properties that serve as collateral for TCI’s mortgage notes receivable at December 31, 2007. Excluded are $22.7 million of mortgage notes that are secured by unimproved land or other security, or are unsecured. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for further details of TCI’s mortgage notes receivable portfolio.

Region	Apartments	Commercial Properties	Total
Southwest	—	34%	34%
Southeast	3%	63%	66%

	3%	97%	100%

First Mortgage Loans.    TCI invests in first mortgage notes with short, medium and long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following discussion briefly describes first mortgage loans funded as well as events that affected previously funded first mortgage loans.

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

Related Party Transactions.

In, 2007 TCI paid prime, its affiliates and related parties $7.5 in commission which included equity refinancing and mortgage brokerage fees, and $2.5 million in incentive fees.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 30, 2007, we sold 36 Acres of undeveloped land known as Folsom Land to our parent company, American Realty Investors, Inc., for $12.7 million, recording a deferred gain on sale of $10.5 million. We received $7.4 million in cash and provided $5.3 million in seller financing.

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

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2007	2006	2005
Balance January 1,	$—	$—	$—
(Decrease) Increase in provision	1,978	—	—

Balance December 31,	$1,978	$—	$—

NOTE 5.	INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

Investment in equity method real estate entities consisted of the following:

	2007	2006
American Realty Investors, Inc. (“ARI”)	$14,442	$12,757
Income Opportunity Realty Investors, Inc. (“IORI”)	6,162	6,345
Garden Centura, L.P	1,944	1,944
Other	5,021	9,527

	$27,569	$30,573

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TCI owns an approximate seven percent interest in its parent ARI, a publicly held real estate company. ARI owns approximately 80.2% of TCI. TCI’s investment in ARI has a current market value of approximately $7.3 million. TCI owns an approximate 24% interest in IORI, a publicly held real estate company. TCI’s investment in IORI has a market value of approximately $5.6 million at December 31, 2007. Management continues to believe the net asset value of its investments in ARI and TCI exceeds market value and therefore, no impairment has been recorded.

Set forth below are summarized financial data for the entities accounted for using the equity method:

		2007	2006
Real estate, net of accumulated depreciation		$352,132	$317,137
Notes receivable		87,247	58,509
Other assets		245,553	219,883
Notes payable		(369,142)	(307,417)
Other liabilities		(111,982)	(132,231)

Shareholders equity/partners’ capital		$203,808	$155,881

	2007	2006	2005
Rents and interest and other income	$69,118	$73,864	$112,983
Depreciation	(5,669)	(5,226)	(7,722)
Operating expenses	(56,600)	(61,258)	(99,415)
Gain on land sales	7,495	12,218	31,868
Interest expense	(28,690)	(29,452)	(27,487)

Income (loss) from continuing operations	(14,346)	(9,854)	10,227
Income (loss) from discontinued operations	29,254	20,123	25,973

Net income	$14,908	$10,269	$36,200

TCI’s equity share of:

	2007	2006	2005
Income (loss) before gain on sale of real estate	$347	$(610)	$906
Gain on sale of real estate	483	1,308	1,688

Net Income (loss)	$830	$698	$2,594

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI acquired equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 for $5.0 million, representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized unrealized gains of approximately $4.1 million, $1.6 million and $900,000 during 2007, 2006 and 2005, respectively, due to increases in market price.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.	NOTES AND INTEREST PAYABLE

	Balance Beginning of Year	Additional Borrowings			Amortization	Repayments Property Sales	Refinancings	Reclassifications and Other Adjustments	Balance Dec. 31, 2007

		Acquisitions	Developments	Refinancings
Apartments	$369,908	$5,828	$—	$37,312	$(3,583)	$(18,109)	$(15,890)	$(37,433)	$338,033
Apartments under construction	30,073	—	100,974	—	(348)	—	—	—	130,699
Other developments in progress	66,547	—	63,159	14,298	(279)	—	(7,970)	—	135,755
Commercial properties	138,974	97,000	—	19,500	(3,775)	(10,329)	(18,866)	9,300	231,804
Hotels	33,738	—	—	18,460	(228)	—	(10,052)	999	42,917
Land held for development	124,816	7,400	5,418	21,946	—	(10,648)	(14,861)	(14,777)	119,294
Corporate and other	33,136	—	1,153	—	(214)	—	(500)	(29,150)	4,425
Accrued interest	1,877	—	—	—	—	—	—	2,422	4,299

Real estate held for investment	$799,069	$110,228	$170,704	$111,516	$(8,427)	$(39,086)	$(68,139)	$(68,639)	$1,007,226

Real estate held for sale	$43,579	$—	$—	$—	$(666)	$(43,078)	$—	$108,012	$107,847

Real estate subject to sales contract	$58,816	$—	$—	$38,720	$(1,488)	$—	$(32,885)	$(650)	$62,513

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and interest payable consisted of the following:

	2007		2006
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$1,114,754	$1,172,950	$782,529	$897,291

Interest payable		4,636		4,173

		$1,177,586		$901,464

Scheduled principal payments are due as follows:

2008	$358,120
2009	120,237
2010	73,833
2011	32,162
2012	21,525
Thereafter	567,073

$1,172,950

Notes payable at December 31, 2007, accrue interest at rates ranging from 5.50% to 12.5% per annum, and mature between 2008 and 2048. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1,350 million.

A brief discussion of the most significant refinancing transactions follows:

On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres of land in Farmers Branch, Texas known as the Manhattan land. We received $6.6 million in cash after paying closing costs.

On January 17, 2007, we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, Illinois for a new note of $7.3 million. We received $3.3 million in cash after paying down the existing debt and closing costs.

On March 5, 2007, we refinanced the existing $3.1 million and $3.4 million mortgage on the Majestic Hotel and Willows Hotels with a new note for $6.0 million and $5.2 million, respectively with a single lender. We received cash in aggregate of $4.4 million after pay off of existing notes and closing costs. The Hotels are located in Chicago, IL, the Majestic is a 55 room hotel and the Willows is a 52 room Hotel. The notes accrue interest at 7.76% and mature March in 2010.

On June 6, 2007, we refinanced $12.4 million in existing mortgages with a single commercial lender. The mortgages relate to eight different apartment complexes; Arbor Pointe, Courtyard, Coventry Point, Fountains at Waterford, Southgate, Sunchase, Thornwood, and Westwood Square Apartments totaling 1,287 units, located throughout Midland and Odessa, Texas. The new loans total $33.2 million. We received $16.0 million in cash after paying down property debt and defeasance costs totaling $4.1 million. The notes accrue interest at 7.03% and mature in July 2037. All eight of these apartments were sold, subsequent to year end.

On August 30, 2007, we refinanced the existing $13.1 million mortgage on the Amoco building, a 378,895 square foot commercial building located in New Orleans, LA, with a new note for $19.5 million receiving $4.6 million in cash after paying closing costs, accrued interest and fees. The new note accrues interest at LIBOR plus

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

400 points, currently 8.1%. The note is payable in monthly payments of interest only through September 1, 2008 at which time all accrued and unpaid interest and outstanding principal or due. The note contains a provision to extend the maturity date to September 1, 2010 with an increase in the interest rate of LIBOR plus 425 points for the first extension and LIBOR plus 450 basis points for the second extension.

One September 28, 2007, we refinanced three existing mortgages totaling $32.7 million on three apartment complexes; Limestone Ranch, Limestone Canyon, and Tivoli, located through Texas with a single lender for a new note of $38.7 million. We received $3.5 million in cash after paying down the existing debt and $2.5 million in closing costs, which include $650,000 in replacement revenues.

On December 12, 2007, we refinanced the existing $7.8 million note on 80.6 acres of land in McKinney, Texas known as McKinney Ranch Land with a new note for $8.0 million with a commercial lender. We received approximately $2,600 in cash after pay off of the existing debt and closing costs. The new note is payable in monthly installments of interest only. The note accrues interest at prime plus 2.5%, which was 10% at December 31, 2007. The principal and all unpaid and accrued interest are due and payable on maturity, December 1, 2010.

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

In November 2006 TCI received approximately $5.2 million and $1.5 million in separate transactions for adjoining parcels of land in North Dallas totaling approximately nine acres. The notes require interest only payments at six percent until maturity in December 2007.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2006, TCI, through a subsidiary company, closed on the initial round of funding for a $15 million secured line of credit provided by a California-based lending institution. Proceeds for the initial funding were $14.3 million, net of closing costs and fees of $700,000. The net proceeds were used primarily to fund acquisitions and operations. Advances under the line of credit are presently secured by 11 separate tracts of land located in Dallas County and Kaufman County, Texas, the largest of which is a 2,700 acre tract of land in Kaufman County. The advances accrue interest at the rate of Prime plus 200 basis points; interest is payable monthly. Monthly principal payments equal to 1/72nd of the outstanding advances are required in months 4-12 following the advance; additional principal payments equal to 1/36th of the outstanding advances are required in months 13-18 following the advance. All unpaid principal and interest is due on the earlier of a) 18 months after the advance or b) November 2010. The loan is guaranteed by TCI and TCI is required to meet certain net worth and coverage ratios on a quarterly and annual basis.

NOTE 8.	RELATED PARTY TRANSACTIONS

TCI received rents of $2.2 Million in 2007, $846,000 in 2006 and $72,000 in 2005 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory and Addison Hanger.

Effective March 31, 2003, TCI financial results have been consolidated with the American Realty Investors, Inc. (“ARI”) Form 10-K and related consolidated financial statements. As of December 31, 2007, ARI owned 82.2% of the outstanding TCI common shares.

In November 2006, ARI purchased Windmill Farms, 3,035 acres in Kaufman County, Texas for $52.0 million. The purchase price was funded by $39.1 million debt and $10.0 million Preferred Stock of TCI. In connection with the subsequent purchase of Windmill Farms by ARI, TCI issued $10.0 million of Series D Preferred Stock to the sellers of the property. The transaction was recorded on the books of TCI as a reduction in the amount payable to affiliate of $10.0 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Throughout the period in which TCI qualified as a REIT for tax purposes, TCI charged rent to Regis Hotel Corporation, a related party, for TCI’s four hotel properties that were managed by Regis Hotel Corporation. As of December 31, 2000, when TCI no longer qualified as a REIT, the receivable from these rents totaled $2.1 million. During 2004 and 2005, this receivable was reduced by management fees earned by Regis Hotel Corporation. During 2006, TCI wrote off approximately $577,000 of the receivable which pertained to the Majestic Inn in San Francisco, California, which was sold in 2005. As of December 31, 2007 and 2006, the receivable from Regis Hotel Corporation was $185,000 and $403 million, respectively.

In December 2003, TCI’s Board of Directors approved the payment to Regis of a six percent construction management fee on all construction projects in progress at December 31, 2003 and thereafter, to be applied to all construction costs incurred during 2003 and thereafter on each project. TCI incurred construction management and supervision fees of $5.9 million for 2007 and $2.6 million for 2006.

In August 2005, TCI sold 8.8 acres, known as “Centura Land” to IORI for $6.7 million. For a period of one year following closing and 90 days thereafter, the buyer has the right to convey the land to TCI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. This transaction has been treated as a financing by TCI, with a note payable of $6.7 million recorded. The put option was extended for one year and expires in November 2007. This has been extended.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Affiliate receivable with Regis Hotel Corporation are included within Other Assets and the affiliate payable to Prime and IORI is included within Other Liabilities in the accompanying consolidated balance sheet. Prime replaced BCM as the contractual advisor in July 2003 and assumed all of BCM’s affiliate balances and obligations from TCI. The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2007.

Prime
Balance, December 31, 2006	$(7,167)
Cash transfers	92,291
Cash repayments	(86,429)
Repayments through property transfers	34,558
Fees payable to affiliates	(30,197)
TCI expenses paid by Prime	(5,620)

Balance, December 31, 2007	$(2,564)

Other Assets of December 31, 2007 and 2006 include $185,000 and $351,000 respectively due from Regis Hotel Corporation, a related party.

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

NOTE 10.    DIVIDENDS

TCI paid no dividends on its Common Stock in 2007, 2006 or 2005. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2007		2006
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	40,000	$16.01	40,000	$16.01
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at December 31,	40,000	$16.01	40,000	$16.01

NOTE 12. ADVISORY	AGREEMENT

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

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement. In 2005, Prime was required to refund to TCI $2.4 million of Prime’s advisory fees. Prime was not required to refund any of its 2006 or 2007 advisory fees.

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

NOTE 13.    PROPERTY MANAGEMENT

Triad provides property management services for a fee of 6.0% or less of the monthly gross rents collected on residential properties and 3.0% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is a related party. Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) and three of its hotels to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Hotel I, LLC has managed TCI’s three hotels. The sole member of Regis I and Regis Hotel I, LLC is HRS Holdings LLC (“HRSH LLC”).

During 2005, 2006 and 2007, Regis I provided construction management and supervision services for TCI’s properties under construction. Regis I charged fees of 6.0% of certain construction costs. Those fees totaled $6.2 million, $2.0 million and $2.6 million for 2005, 2006 and 2007, respectively.

NOTE 14.    REAL ESTATE BROKERAGE

Regis I also provides brokerage services on a non-exclusive basis and is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

	2007	2006	2005
	(dollars in thousands)
Fees:
Advisory fee	$10,704	$8,626	$4,736
Sales incentive fee	2,564	1,490	—
Net income fee	(514)	972	522
Property acquisition	1,279	980	1,076
Mortgage brokerage and equity refinancing	1,342	678	202

	$15,375	$12,746	$6,536

Cost reimbursements	$3,409	$2,778	$2,359

Rent Revenue	$2,211	$846	$72

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2007	2006	2005
	(dollars in thousands)
Fees:
Property acquisition	$2,494	$2,664	$2,452
Real estate brokerage	2,367	1,358	1,878
Construction supervision	5,422	1,991	1,714
Property and construction management and leasing commissions	2,242	2,353	1,613

	$12,525	$8,366	$7,657

NOTE 16.    INCOME TAXES

For 2007, TCI has a taxable loss without the use of operating loss carry forwards. A net operating loss amount represents a credit toward regular Federal income tax liabilities in future years. As management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset created by a net operating loss, a 100% valuation allowance has been established.

The income tax benefit for 2007 and 2006 in the accompanying financial statement were calculated under a Tax Sharing and Compensating Agreement (Agreement) between TCI and ARI. In 2007 and 2006, ARI had net income and TCI had net losses, thus, TCI recorded a current Federal tax benefit in the amount of $2,766,000 and $3,771,000. The benefit in 2007 and 2006 were based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense is attributable to:

	2007	2006	2005
Income from continuing operations	$(8,250)	$(5,533)	$(9,049)
Income from discontinued operations	5,484	1,762	9,473

	$(2,766)	$(3,771)	$424

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no deferred tax expense (benefit) recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2007	2006	2005
Computed “expected” income tax (benefit) expense	$3,888	$1,227	$3,322
Book to tax differences from partnerships not consolidated for tax purposes.	7,362	(2,619)	265
Book to tax differences of depreciation and amortization	987	811	729
Book to tax differences in gains on sale of property	(4,161)	(1,107)	2,935
Book to tax differences from insurance proceeds	(10,371)	(7,139)	0
Use of net operating loss carryforward	0	0	(7,944)
Partial valuation allowance against current net operating loss benefit	0	6,317	0
Other	(471)	(1,261)	693

	$(2,766)	$(3,771)	$—

Alternative minimum tax	$—	$—	$424

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2007	2006	2005
Net operating losses	$11,667	$18,281	$7,792
AMT credits	1,210	1,210	1,347
Basis difference of:
Real estate holdings	(18,381)	(21,975)	(7,797)
Notes receivable	4,712	4,711	4,711
Investments	(10,468)	(7,844)	(6,922)
Notes payable	21,856	21,918	22,791
Deferred gains	5,707	14,069	14,235

Total	16,303	30,370	36,157
Deferred tax valuation allowance	(16,303)	(30,370)	(36,157)

Net deferred tax asset	$—	$—	$—

TCI has tax net operating loss carry forwards of approximately $30.7 million expiring through the year 2027.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2020. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2007:

2008	$30,999
2009	28,222
2010	22,759
2011	17,829
2012	11,893
Thereafter	33,363

$145,065

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of the operating segments and allocates resources to each of them based on their operating income and cash flow. Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, minority interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161 room hotel in Wroclaw, Poland, which began operations in 2002. See “NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

Presented below is the operating income of each operating segment and each segment’s assets for the years 2007, 2006 and 2005.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and total assets:

	Commercial Properties	Apartments	Hotels	Land	Other	Total
2007
Operating revenue	$57,065	$69,213	$7,696	$490	$26	$134,490
Operating expenses	33,123	37,561	6,124	2,619	1,197	80,624
Depreciation and amortization	10,448	11,365	793	17	—	22,623
Mortgage and loan interest	17,426	29,586	1,668	14,007	4,357	67,044
Provision for asset impairment	2,012	1,674	—	—	—	3,686
Interest income	—	—	—	—	2,257	2,257
Gain on land sales	—	—	—	11,956	—	11,956

Segment operating income (loss)	$(5,944)	$(10,973)	$(889)	$(4,197)	$(3,271)	$(25,274)

Capital expenditures	8,743	883	—	3,147	—	12,773
Assets	323,573	667,972	21,961	348,695	43,775	1,405,976

Property Sales
Sales price	$9,350	$40,480	$—	$42,588	$—	$92,418
Cost of sale	5,921	28,089	—	15,391	—	49,401
Deferred current gain	—	—	—	15,241	—	15,241
Recognized prior deferred gain	5,099	—	—	—	—	5,099

Gain on sale	$8,528	$12,391	$—	$11,956	$—	$32,875

	Commercial Properties	Apartments	Hotels	Land	Other	Total
2006
Operating revenue	$37,424	$60,966	$5,527	$1,094	$410	$105,421
Operating expenses	23,331	35,551	3,387	2,750	11	65,030
Depreciation and amortization	8,819	10,259	845	28	—	19,951
Mortgage and loan interest	10,552	26,769	1,043	10,428	(1,311)	47,481
Interest income	—	—	—	—	2,698	2,698
Gain on land sales	—	—	—	11,421	—	11,421

Segment operating income (loss)	$(5,278)	$(11,613)	$252	$(691)	$4,408	$(12,922)

Capital expenditures	10,146	17,832	1,781	4,980	—	34,739
Assets	210,818	500,819	21,460	325,193	51,968	1,110,258

Property Sales
Sales price	$—	$15,350	$—	$37,834	$—	$53,184
Cost of sale	—	9,661	—	26,413	—	36,074
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$5,689	$—	$11,421	$—	$17,110

	Commercial Properties	Apartments	Hotels	Land	Other	Total
2005
Operating revenue	$26,033	$49,052	$4,563	$580	$1,402	$81,630
Operating expenses	14,644	29,829	2,843	2,721	(178)	49,859
Depreciation and amortization	6,101	7,676	435	31	—	14,243
Mortgage and loan interest	7,055	18,873	906	5,007	975	32,816
Provision for asset impairment	—	—	—	1,840	—	1,840
Interest income	—	—	—	—	3,671	3,671
Gain on land sales	—	—	—	7,702	—	7,702

Segment operating income (loss)	$(1,767)	$(7,326)	$379	$(1,317)	$4,276	$(5,755)

Capital expenditures	2,514	53,303	41	909	—	56,767
Assets	183,114	449,780	19,303	208,126	71,672	931,995

Property Sales
Sales price	$50,927	$19,750	$7,900	$28,537	$—	$107,114
Cost of sale	31,089	11,880	4,628	13,492	—	61,089
Deferred current gain	—	—	—	7,343	—	7,343
Recognized prior deferred gain	—	493	—	—	—	493

Gain on sale	$19,838	$8,363	$3,272	$7,702	$—	$39,175

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2007	2006	2005
Segment operating income (loss)	(25,274)	(12,922)	(5,755)
Other non-segment items of income/(expense)
General and administrative	(9,793)	(3,979)	(8,078)
Advisory fees	(10,704)	(8,626)	(4,736)
Gain/(loss) on foreign currency transaction	2,368	2	292
Provision for losses	—	—	—
Discount on sale of note receivable	—	—	—
Net income fee	514	(972)	(522)
Incentive fee	(2,564)	(1,490)	—
Gain on involuntary conversion	34,771	20,479	—
Other income (expense)	1,805	928	370
Equity in earnings of investees	1,502	890	968
Minority interest	50	393	(112)

Income(loss) from continuing operations	(7,325)	(5,297)	(17,573)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2007	2006
Segment assets	$1,405,976	$1,110,258
Intercompany/PRA balances	1,613	(3,450)
Investments in real estate partnerships	40,726	30,573
Investments in marketable securities	—	9,038
Receivables from prime	(1,773)	(7,167)
Assets held for sale	74,647	110,915

Total assets	$1,521,189	$1,250,167

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

For 2007, 2006 and 2005, income (loss) from discontinued operations relates to 21 operating properties sold in 2007 or to be sold in 2008, 13 operating properties sold during 2006 and 22 operating properties sold during 2005. The following table summarizes revenue and expense information for these properties sold.

	For the twelve months ending December 31,
	2007	2006	2005
Revenue
Rental	$29,920	$33,410	$39,016
Property operations	20,767	20,872	27,379

	9,153	12,538	11,637
Expenses
Interest	(11,507)	(9,340)	(13,520)
G&A	(59)	(88)	(177)
Depreciation	(2,836)	(3,767)	(2,440)

	(14,402)	(13,195)	(16,137)

Net loss from discontinued operations before gains on sale of real estate	(5,249)	(657)	(4,500)
Gain on sale of discontinued operations	20,919	5,689	31,473
Write down of assets held for sale	—	—	(1,580)
Equity in investee gain on sale of real estate	—	—	1,673

Income (loss) from discontinued operations	15,670	5,032	27,066
Tax benefit	(5,484)	(1,762)	(9,473)

Income (loss) from discontinued operations	$10,186	$3,270	$17,593

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2007, 2006 and 2005 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007
Total Operating Revenues	$31,422	$34,294	$32,519	$36,255
Total Operating Expenses	27,976	30,943	30,670	34,155

Operating (loss)/income	3,446	3,351	1,849	2,100
Other income (expense)	(12,825)	(15,726)	(19,571)	16,543

Income (loss) before gain on real estate sales, equity in earnings of investees and minority interest	(9,379)	(12,375)	(17,722)	18,643
Gain on land sales	4,769	(3,651)	5,755	5,083
Minority interest	30	(26)	19	27
Equity in income (loss) of investees	—	—	—	1,502
Income Tax benefit	(585)	854	2,800	5,181

Net Income (loss) from continuing operations	(5,165)	(15,198)	(9,148)	30,436
Net Income (loss) from discontinued operations	(1,086)	1,585	5,199	4,488

Net Income (loss)	(6,251)	(13,613)	(3,949)	34,924
Preferred dividend requirement	(228)	(227)	(229)	(241)

Income (loss) applicable to common shares	$(6,479)	$(13,840)	$(4,178)	$34,683

Per Share Data
Basic Earnings per share
Net Income (loss) from continuing operations	$(0.68)	$(1.96)	$(1.18)	$3.82
Net Income (loss) from discontinued operations	(0.14)	0.21	0.65	0.57

Net Income (loss) applicable to common shares	$(0.82)	$(1.75)	$(0.53)	$4.39

Weighted Average shares outstanding	7,900,213	7,881,232	7,942,089	8,082,949

Diluted Earnings per share
Net Income (loss) from continuing operations	$(0.68)	$(1.96)	$(1.18)	$3.63
Net Income (loss) from discontinued operations	(0.14)	0.21	0.65	0.54

Net Income (loss) applicable to common shares	$(0.82)	$(1.75)	$(0.53)	$4.17

Weighted Average shares outstanding	7,900,213	7,881,232	7,942,089	8,317,885

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006
Total Operating Revenues	$24,422	$23,714	$26,923	$30,362
Total Operating Expenses	22,220	21,456	24,212	29,698

Operating (loss)/income	2,202	2,258	2,711	664
Other income (expense)	(9,956)	(10,660)	(10,951)	5,732

Income (loss) before gain on real estate sales, equity in earnings of investees and minority interest	(7,754)	(8,402)	(8,240)	6,396
Gain on land sales	331	8,690	2,973	(573)
Minority interest	(172)	362	355	(152)
Equity in income (loss) of investees	—	—	—	890
Income Tax benefit	(314)	1,400	209	4,236

Net Income (loss) from continuing operations	(7,909)	2,050	(4,703)	10,797
Net Income (loss) from discontinued operations	(582)	2,600	389	864

Net Income (loss)	(8,491)	4,650	(4,314)	11,661
Preferred dividend requirement	(53)	(53)	(53)	(51)

Income (loss applicable to common shares	$(8,544)	$4,597	$(4,367)	$11,610

Per Share Data
Basic Earnings per share
Net Income (loss) from continuing operations	$(1.01)	$0.25	$(0.60)	$1.36
Net Income (loss) from discontinued operations	(0.07)	0.33	0.05	0.11

Net Income (loss) applicable to common shares	$(1.08)	$0.58	$(0.55)	$1.47

Weighted Average shares outstanding	7,900,869	7,900,869	7,900,869	7,900,869

Diluted Earnings per share
Net Income (loss) from continuing operations	$(1.01)	$0.24	$(0.60)	$1.31
Net Income (loss) from discontinued operations	(0.07)	0.32	0.05	0.11

Net Income (loss) applicable to common shares	$(1.08)	$0.56	$(0.55)	$1.42

Weighted Average shares outstanding	7,900,869	8,180,401	7,900,869	8,180,401

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005
Total Operating Revenues	$20,362	$21,292	$20,299	$19,677
Total Operating Expenses	19,009	20,209	18,875	18,823

Operating (loss)/income	1,353	1,083	1,424	854
Other income (expense)	(8,089)	(7,620)	(7,656)	(7,480)

Income (loss) before gain on real estate sales, equity in earnings of investees and minority interest	(6,736)	(6,537)	(6,232)	(6,626)
Gain on land sales	10	2,394	2,331	2,967
Minority interest	155	(181)	33	(119)
Equity in income (loss) of investees	1,191	(45)	(170)	(8)
Income Tax benefit	3,405	245	144	5,256

Net Income (loss) from continuing operations	(1,975)	(4,124)	(3,894)	1,470
Net Income (loss) from discontinued operations	6,323	456	268	10,545

Net Income (loss)	4,348	(3,668)	(3,626)	12,015
Preferred dividend requirement	(53)	(52)	(53)	(52)

Income (loss applicable to common shares	$4,295	$(3,720)	$(3,679)	$11,963

Per Share Data
Basic Earnings per share
Net Income (loss) from continuing operations	$(0.26)	$(0.53)	$(0.50)	$0.18
Net Income (loss) from discontinued operations	0.80	0.06	0.03	1.34

Net Income (loss) applicable to common shares	$0.54	$(0.47)	$(0.47)	$1.52

Weighted Average shares outstanding	7,900,869	7,900,869	7,900,869	7,900,869

Diluted Earnings per share
Net Income (loss) from continuing operations	$(0.26)	$(0.53)	$(0.50)	$0.17
Net Income (loss) from discontinued operations	0.80	0.06	0.03	1.29

Net Income (loss) applicable to common shares	$0.54	$(0.47)	$(0.47)	$1.46

Weighted Average shares outstanding	7,900,869	7,900,869	7,900,869	8,180,401

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

NOTE 22.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2007 not already reflected elsewhere in this 10-K are disclosed below.

In 2008, TCI purchased the following properties:

Property	Location	Units/ Sq.Ft./ Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
Land
Woodmont TCI Group XIV	Dallas, TX	3.895 Acres	$5,900	$1,897	$4,095	7.5%	Feb-09
1010 Common Land	New Orleans, LA	.0396 Acres	725	736	—

In 2008, TCI sold the following properties:

Property	Location	Units/ Sq.Ft./ Acres	Purchase Price	Cash Receive	Discharged	Gain on Sale
Apartments
4400 Apartments	Midland, TX	92 Units	$4,893	$1,924	$2,825	$3,305
Arbor Pointe	Odessa, TX	194 Units	8,236	2,833	5,085	7,206
Ashton Way	Midland, TX	178 Units	5,722	2,940	2,600	4,002
Autumn Chase	Midland, TX	64 Units	3,452	943	2,398	2,160
Coutyard	Midland, TX	133 Units	5,564	953	3,440	3,870
Coventry Pointe	Midland, TX	120 Units	4,927	756	3,120	4,058
Fairway	Longview, TX	152 Units	6,410	4,093	2,225	4,784
Fountains at Waterford	Midland, TX	172 Units	9,297	3,063	5,919	8,049
Hunters Glen	Midland, TX	260 Units	7,027	1,111	4,460	4,452
Soutgate	Odessa, TX	180 Units	7,379	1,174	4,614	5,564
Sunchase	Odessa, TX	300 Units	11,166	3,430	7,325	7,957
Thornwood	Midland, TX	109 Units	4,839	1,037	3,323	2,601
Westwood	Odessa, TX	79 Units	2,147	1,138	936	1,741
Woodview	Odessa, TX	232 Units	8,868	3,294	5,229	5,704
Fairway View	El Paso, TX	264 Units	10,300	4,841	4,449	6,032

Commercial
Lexington Office Building	Colorado Springs, CO	74,603 SQ.FT.	5,357	1,646	3,534	689

Hotel
City Suites	Chicago, IL	45 Rooms	10,500	—	7,200	6,182
Majestic	Chicago, IL	55 Rooms	11,000	—	5,330	8,052
Willows	Chicago, IL	52 Rooms	8,500	7,592	5,100	4,195

Land
McKinney Ranch Land	McKinney, TX	13.8869 Acres	2,873	1,262	1,406	1,276

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$966	$691	$2,683	$42	$—		$691	$2,725	$3,416	$206	2001	01/06	40 years
Blue Lake Villas II, Waxahachie, TX	4,021	287	4,451	—	—		287	4,451	4,738	116	2005	01/04	40 years
Blue Lake Villas, Waxahachie, TX	10,494	762	10,521	—	—		762	10,521	11,283	1,274	2002	01/02	40 years
Bolivar Estates, Bolivar City, MS	5,380	684	385	4,204	—		684	4,589	5,273	—	—	10/06	—
Breakwater Bay, Beaumont, TX	9,630	740	10,435	—	—		740	10,435	11,175	738	2003	05/03	40 years
Bridges On Kinsey, Tyler, TX	14,180	862	15,849	150	—		862	15,999	16,861	1,180	2005	02/04	40 years
Broadway Estates, Broadway City, MS	4,517	232	383	3,770	—		232	4,153	4,385	—	—	11/06	—
Capitol Hill, Little Rock, AR	9,222	932	8,875	1	—		932	8,876	9,808	754	2003	03/03	40 years
Castleglen, Garland, TX	—	760	—	—	—		760	—	760	—	—	10/06	—
Curtis Moore/Leflore, Greenwood, MS	1,725	847	5,774	47	—		847	5,821	6,668	470	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,322	921	12,888	—	(76	)(1)	921	12,812	13,733	881	2005	01/04	40 years
David Jordan Phase 2, Greenwood, MS	633	277	1,521	165	—		277	1,686	1,963	108	1999	01/06	40 years
David Jordan Phase 3, Greenwood, MS	673	439	2,115	—	(2)		439	2,113	2,552	170	2003	01/06	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands )
Denham Springs, LA	893	1,353	—	60	—		1,353	60	1,413	—	—	—	40 years
Desoto Ranch, Desoto, TX	15,912	1,472	17,856	—	—		1,472	17,856	19,328	1,722	2002	05/02	40 years
Desoto Ridge, Desoto, TX	11,324	1,693	—	11,998	—		1,693	11,998	13,691	—	—	—	40 years
Dorado Ranch, TX	1,575	761	—	1,929	—		761	1,929	2,690	—	—	07/07	40 years
Fairway View Estates, El Paso, TX	4,454	657	1,532	3,415	(266	)(1)	657	4,681	5,338	1,368	1977	03/99	40 years
Falcon Lakes, Arlington, TX	13,351	1,437	15,375	3	—		1,437	15,378	16,815	2,011	2001	10/01	40 years
Fountain Lake, Texas City, TX	2,882	861	2,585	20	(254	)(1)	861	2,351	3,212	839	1975	12/94	5-40 years
Foxwoods Apartments, Memphis, TN	5,335	699	6,289	—	(1,673)		699	4,616	5,315	314	1977	05/98	5-40 years
Heather Creek, Mesquite, TX	11,757	1,100	12,241	—	—		1,100	12,241	13,341	1,101	2003	03/03	40 years
Kingsland Ranch, Houston, TX	22,187	1,188	23,387	238	136	(1)	1,188	23,761	24,949	1,735	2005	03/03	5-40 years
Lago Vista, Farmers Branch, TX	12,044	2,694	—	13,738	3,646	(6)	2,694	17,384	20,078	31	—	09/06	—
Laguna Vista, Farmers Branch, TX	17,612	288	6,638	12,921	1,660	(5,3)	288	21,219	21,507	394	2006	12/04	—
Lake Forest, Houston, TX	12,444	335	13,708		(1)		335	13,707	14,042	799	2005	01/04	5-40 years
Lakeview @ Pecan Creek, TX	4,787	885	—	4,411	—		885	4,411	5,296	—	—	—
Legends Of El Paso, El Paso, TX	15,108	1,318	4,009	11,973	1,132	(5)	1,318	17,114	18,432	166	2006	07/05	—
Lincoln Estates, Carthage, MS	1,100	175	—	1,362	—		175	1,362	1,537	—	—	12/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Longfellow Arms, TX	10,987	1,352	4,633	6,699	—		1,352	11,332	12,684	39	—		—	40 years
Mansion of Mansfield, Mansfield, TX	5,184	977	—	4,642	—		977	4,642	5,619	—	—		—	40 years
Mariposa Villas, Dallas, TX	12,091	788	13,130	1	—		788	13,131	13,919	1,110	2002		01/02	40 years
Mason Park Apts, Houston, TX	10,354	2,225	554	11,657	—		2,225	12,211	14,436	—	—	(5)	08/06	—
Mission Oaks, San Antonio, TX	13,570	—	12,073	4,023	—		—	16,096	16,096	213	—	(5)	05/05	—
Monticello Estates, Monticello, AR	532	285	1,508	—	(74)		285	1,434	1,719	130	2002		01/06	40 years
Mountain Plaza, El Paso, TX	4,949	837	3,347	139	—		837	3,486	4,323	975	1972		01/98	5-40 years
Paramount Terrace, Amarillo, TX	3,035	340	3,061	—	—		340	3,061	3,401	700	1983		05/00	40 years
Parc @ Rogers, Rogers, AR	18,329	1,749	774	19,682	—		1,749	20,456	22,205	—	—	(5)	04/04	—
Parc At Maumelle, Maumelle, AR	15,783	1,153	10,096	1,450	6,995	(1,5)	1,153	18,541	19,694	210	—	(5)	12/04	—
Parc At Metro Center Apartments, Nashville, TN	9,857	960	2,284	9,354	263	(1,5)	960	11,901	12,861	118	—	(5)	05/05	—
Park @ Clarksville, TN	12,717	571	24	13,696	—		571	13,720	14,291	—	—		—	40 years
Parkway Place, greenwood, MS	1,407	884	—	485	—		884	485	1,369	—	—		12/06	—
Pecan Pointe, Temple, TX	15,735	1,744	—	15,898	—		1,744	15,898	17,642	—	—	(5)	10/06	—
Pioneer Crossing, Dallas, TX	1,515	614	—	200	—		614	200	814	—	—		03/06	—
Quail Oaks, Balch Springs, TX	2,496	90	2,160	152	(187	)(1)	90	2,125	2,215	1,263	1982		02/87	5-40 years
River Oaks, Wiley, TX	9,591	590	11,768	—	—		590	11,768	12,358	2,412	2001		10/01	40 years
Riverwalk Phase 1, Greenville, MS	345	198	1,537	—	(24)		198	1,513	1,711	115	2000		01/06	40 years
Riverwalk Phase 2, Greenville, MS	1,317	414	4,029	—	(171)		414	3,858	4,272	302	2002		01/06	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Sherman Northside of Travis, TX	950	1,301	—	778	—		1,301	778	2,079	—	—		10/07	40 years
Spy Glass, Mansfield, TX	15,693	1,376	15,963	—	—		1,376	15,963	17,339	1,831	2002		03/02	40 years
Stonebridge @ City Park, Houston, TX	14,256	1,545	14,883	—	—		1,545	14,883	16,428	939	2005		01/04	40 years
Sunflower Estates, Sunflower City, MS	4,383	221	365	3,680	—		221	4,045	4,266	—	—	(5)	10/06	—
Treehouse, Irving, TX	5,482	312	2,807	—	—		312	2,807	3,119	246	1974		05/04	5-40 years
Verandas At City View, Fort Worth, TX	19,014	2,545	20,599	—	(1)		2,545	20,598	23,143	2,055	2001		09/01	40 years
Vistas At Pinnacle Park, Dallas, TX	18,713	1,750	19,820	—	—		1,750	19,820	21,570	1,701	2003		10/02	40 years
Vistas At Vance Jackson, San Antonio, TX	15,787	1,265	15,776	655	168	(5)	1,265	16,599	17,864	905	2005		01/04	40 years
Wildflower Villas, Temple, TX	12,873	1,119	14,482	286	—		1,119	14,768	15,887	177	2005		04/04	40 years
Willow Creek, El Paso, TX	2,085	608	1,832	76	(156	)(3)	608	1,752	2,360	649	1972		05/94	5-40 years
Windsong, Fort Worth, TX	10,520	790	11,526	—	—		790	11,526	12,316	1,109	2003		07/03	40 years
Yazoo Estates, Yazoo City, MS	4,212	219	—	3,851	31	(5)	219	3,882	4,101	—	—	(5)	10/06	—
Commercial
1010 Commons, New Orleans, LA	15,650	2,113	15,010	21,510	(1,218	)(1)	2,113	35,302	37,415	19,161	1971		03/98	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
217 Rampart, New Orleans, LA	—	2,076	—	59	—		2,076	59	2,135	—	—	08/06	—
225 Baronne, New Orleans, LA	77	1,162	13,718	—	(5,521)		1,162	8,197	9,359	8,098	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	4,000	211	1,903	320	—		211	2,223	2,434	63	1902	08/06	5-40 years
5360 Tulane, Atlanta, GA	344	95	514	141	(44	)(1)	95	611	706	399	1970	11/97	5-40 years
600 Las Colinas, Irving, TX	38,330	5,751	51,759	4,832	—		5,751	56,591	62,342	3,786	1984	08/05	5-40 years
Addison Hanger I, Addison, TX	—	928	1,481	50	—		928	1,531	2,459	343	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,150	253	—		—	1,403	1,403	974	2000	12/99	5-40 years
Amoco, New Orleans, LA	19,500	894	3,582	7,803	(1,149	)(1)	894	10,236	11,130	6,275	1974	06/97	5-40 years
Bridgeview Plaza, LACrosse, WI	6,828	870	7,830	180	—		870	8,010	8,880	945	1979	03/03	5-40 years
Clarke Garage, New Orleans, LA	—	1,033	9,293	35	—		1,033	9,328	10,361	232	—	08/06	—
Cullman S/C, Cullman, AL	984	200	1,800	300	—		200	2,100	2,300	559	1979	03/03	5-40 years
Dunes Plaza, Michigan City, IN	3,559	1,230	5,430	1,631	—		1,230	7,061	8,291	3,394	1978	03/92	5-40 years
Encon, Fort Worth, TX	3,250	984	3,934		(731)		984	3,203	4,187	1,022	1958	10/97	5-40 years
Eton Square, Tulsa, OK	9,735	1,469	13,217	3,073	—		1,469	16,290	17,759	3,788	1985	09/99	5-40 years
Executive Court, Memphis, TN	—	197	1,773		(1,197)		197	576	773	131	1980	12/04	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
One Hickory, Dallas, TX	9,098	1,221	10,993	11	—		1,221	11,004	12,225	435	1998	05/07	7-40 years
Park West 2, Dallas, TX	62,000	6,968	63,047	2,342	—		6,968	65,389	72,357	1,579	—	01/07	5-40 years
Park West, Dallas, TX	34,468	1,036	9,324	46,621	—		1,036	55,945	56,981	2,055	1984	04/05	5-40 years
Parkway North, Dallas, TX	3,339	1,173	4,692	1,935	—		1,173	6,627	7,800	2,348	1980	02/98	2-40 years
Signature, Dallas, TX	2,032	1,075	2,921	1,384	(1,272	)(1)	1,075	3,033	4,108	982	1985	02/99	5-40 years
Space Center, San Antonio, TX	994	247	1,332	112	(131	)(1)	247	1,313	1,560	928	1970	11/97	5-40 years
Two Hickoy, Dallas, TX	9,323	1,150	10,352	382	—		1,150	10,734	11,884	688	2000	01/05	5-40 years
Westgrove Air Plaza, Addison, TX	2,761	211	1,898	3,723	(3,391	)(1)	211	2,230	2,441	1,078	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,932	852	7,663	79	—		852	7,742	8,594	420	1991	10/05	5-40 years
Hotels
Akademia, Wroclaw, Poland	28,731	2,184	17,187	2,803	63		2,184	20,053	22,237	3,916	2001	02/01	5-40 years

	761,225	89,502	630,334	267,430	(3,445)		89,502	894,319	983,821	97,175
Land
1013 Common St, New Orleans, LA	—	615	—	123	559		615	682	1,297	150	—	08/98	—
2301 Valley Branch (Stanley Tools), Farmers Branch, TX	1,980	4,253	—	—	—		4,253	—	4,253	—	—	02/04	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Alliance 52, Tarrant County, TX	1,610	2,656	—	—	—		2,656	—	2,656	—	—	05/05	—
Alliance 8, Tarrant County, TX	408	738	—	—	—		738	—	738	—	—	10/05	—
Alliance Airport Land, Tarrant County, TX	553	895	—	—	—		895	—	895	—	—	10/05	—
Audubon Terrace, Adams County, MS		519		340	—		519	340	859		—	03/07	—
Centura, Farmers Branch, TX	6,755	13,300	—	678	(1,810	)(2)	13,300	(1,132)	12,168	—	—	12/02	—
Circle C Land, Austin, TX	30,239	26,259	1,614	4,796	—		26,259	6,410	32,669	—	—	03/06	—
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	06/04	—
Creekside, Fort Worth, TX	715	2,201	—	—	—		2,201	—	2,201	—	—	07/06	—
Crowley, Fort Worth, TX	592	1,569	—	—	—		1,569	—	1,569	—	—	07/06	—
Dedeaux Road, Gulfport, MS	1,520	1,612	—	—	—		1,612	—	1,612	—	—	10/06	—
Denton Coonrod, Denton, TX	316	1,886	—	—	(991)		1,886	(991)	895	—	—	12/05	—
Denton Land, Denton, TX	197	2,234	—	—	(885)		2,234	(885)	1,349	—	—	12/05	—
Denton-Andrew C Land, Denton, TX	919	318	—	—	—		318	—	318	—	—	10/05	—
Desoto, Desoto, TX	579	2,651	—	—	(1,753)		2,651	(1,753)	898	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	770	1,775	—	—	—		1,775	—	1,775	—	—	12/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Dominion, Dallas, TX	1,275	3,931	—	—	—		3,931	—	3,931	—	—	03/99	—
Ewing 8	10,752	15,952	—	53	—		15,952	53	16,005	—	—	12/06	—
Fiesta Mart, San Angelo, TX	—	44	—	—	—		44	—	44	—	—	01/93	—
Forney Land, Kaufman County, TX	2,171	4,119	—	56	—		4,119	56	4,175	—	—	06/06	—
Fruitland, Fruitland Park, FL	—	253	—	15	(229	)(4)	253	(214)	39	9	—	05/92	—
Hines Meridian Land, Las Colinas, TX	4,000	8,490	—	—	(825)		8,490	(825)	7,665	—	—	05/07	—
Hollywood Casino, Farmers Branch, TX	2,220	16,987	—	115	(5,940	)(4)	16,987	(5,825)	11,162	—	—	06/02	—
Houston CC, TX	—	—	—	20	(1)		—	19	19	—	—	—	—
Icon East Center Retail, Dallas, TX	18,168	26,120	—	3,685	(1,484	)(6)	26,120	2,201	28,321	—	—	11/06	—
Icon Town Center Hotel, Dallas, TX	—	—	—	545	(28	)(6)	—	517	517	—	—	11/06	—
Icon Town Center Office, Dallas, TX	—	—	—	570	(28	)(1,6)	—	542	542	—	—	11/06	—
Icon Town Center Residential, Dallas, TX	—	—	—	816	(27	)(1,6)	—	789	789	—	—	11/06	—
Jackson Convention Center, MS		3,848		—	—		3,848	—	3,848	—	—	07/07	—
Kaufman Cogen Land, Kaufman County, TX	3,033	6,109	—	—	—		6,109	—	6,109	—	—	12/05	—
Kaufman Taylor Land, Kaufman County, TX	253	486	—	—	—		486	—	486	—	—	11/05	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands )
Keller Springs-Lofts, Addison, TX	2,711	732	—	4,045	(55	)(6)	732	3,990	4,722	—	—	10/06	—
Kinwest, LAs Colinas, TX	1,580	1,819	—	870	(114	)(6)	1,819	756	2,575	—	—	10/06	—
Lacy Longhorn, Farmers Branch, TX	1,866	4,474	—	—	—		4,474	—	4,474	—	—	06/04	—
Ladue/Walker, Farmers Branch, TX	8,738	21,500	—	—	—		21,500	—	21,500	—	—	09/06	—
Lakeshore Villas, Harris County, TX	—	84	—	—	—		84	—	84	—	—	03/02	—
Lamar Parmer/Limestone Ii, Austin, TX	—	1,999	—	564	—		1,999	564	2,563	—	—	01/00	—
Las Colinas Apts/Lofts, LAs Colinas, TX	2,688	—	—	3,764	(25	)(6)	—	3,739	3,739	—	—	11/06	—
Las Colinas Condos, LAs Colinas, TX	—	—	—	291	(22	)(6)	—	269	269	—	—	11/06	—
Las Colinas High Rise Apartments, LAs Colinas, TX	932	—	—	1,606	(11	)(6)	—	1,595	1,595	—	—	11/06	—
Las Colinas High Rise Office, Dallas, TX	2,042	—	—	2,891	(19	)(6)	—	2,872	2,872	—	—	11/06	—
Las Colinas Townhomes, LAs Colinas, TX	6,750	—	—	12,237	(8,262	)(6)	—	3,975	3,975	—	—	11/06	—
Las Colinas, LAs Colinas, TX	821	995	—	5	—		995	5	1,000	—	—	01/96	—
LCLLP, Los Colinas, TX	7,532	4,950	—	26	(470	)(4)	4,950	(444)	4,506	—	—	12/04	—
Lubbock, Lubbock, TX	—	234	—	—	—		234	—	234	—	—	01/04	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands )
Luna Road Land, Farmers Branch, TX	—	261	—	—	—		261	—	261	—	—	07/05	—
Mandahl Bay Land, Us Virgin Islands	3,147	14,660	—	277	(226	)(4)	14,660	51	14,711	—	—	11/05	—
Manhattan, Farmers Branch, TX	7,000	11,186	—	8,398	(7,426	)(1)	11,186	972	12,158	34	—	02/00	—
Mansfield Land, Mansfield, TX	337	1,520	—	—	(977)		1,520	(977)	543	—	—	09/05	—
Marine Creek, Ft. Worth, TX	1,699	2,923	—	244	—		2,923	244	3,167	—	—	06/02	—
Mason Park, Houston, TX	—	2,790	—	326	(1,188	)(4)	2,790	(862)	1,928	—	—	06/02	—
Mckinney 36, Collin County, TX	3,995	2,203	—	—	(230	)(1)	2,203	(230)	1,973	—	—	01/98	—
Mckinney Ranch Land, Collin County, TX	16,512	47,327	—	—	(23,439	)(4)	47,327	(23,439)	23,888	—	—	12/05	—
Mercer Apts/Lakeside Lofts, Farmers Branch, TX	—	—	—	158	(26	)(1,6)	—	132	132	—	—	11/06	—
Mercer Land Plan, Farmers Branch, TX	—	—	—	188	(6)		—	182	182	—	—	—	—
Mercer Town Homes, Farmers Branch, TX	—	—	—	94	14	(1,6)	—	108	108	—	—	11/06	—
Mira Lago, Farmers Branch, TX	—	253	—	—	(179)		253	(179)	74	—	—	05/01	—
Nakash	—	113	—	—	—		113	—	113	—	—	01/93	—
Nashville, Nashville, TN	—	1,890	—	34	(994	)(4)	1,890	(960)	930	—	—	06/02	—
Ocean Estates, Gulfport, MS		1,418		601	—		1,418	601	2,019		—	10/07	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Pac-Trust, Dallas, TX	1,237	1,232	—	2,868	(2,855)		1,232	13	1,245	—	—	10/01	—
Pantaze Land, Dallas, TX	—	275	—	15	—		275	15	290	—	—	11/05	—
Park Forest Townhomes, TX		—	—	730	(71)		—	659	659	—	—	—	—
Payne I & Ii, Los Colinas, TX	14,555	17,500	—	1,501	—		17,500	1,501	19,001	—	—	12/04	—
Plaza At Chase Oaks, Plano, TX	—	—	—	21	(2	)(6)	—	19	19	—	—	11/06	—
Polo Estates At Bent Tree, Dallas, TX	3,000	4,003	—	1,183	(210	)(6)	4,003	973	4,976	—	—	11/06	—
Polo Estates At Park Forest/Central, Dallas, TX	3,107	4,807	—	2,568	(647	)(6)	4,807	1,921	6,728	—	—	11/06	—
Polo Estates Signature Place, Dallas, TX	—	—	—	375	(28	)(6)	—	347	347	—	—	11/06	—
Pulaski, Pulaski County, AR	1,194	2,095	—	—	—		2,095	—	2,095	—	—	06/03	—
Ranchview, Irving, TX	—	—	—	15	(2	)(6)	—	13	13	—	—	11/06	—
Ridgepointe Drive, Irving, TX	—	189	—	—	—		189	—	189	—	—	12/06	—
Seminary West, Fort Worth, TX	—	234	—	—	—		234	—	234	—	—	07/01	—
Senlac Land, Farmers Branch, TX	—	656	—	50	—		656	50	706	—	—	12/05	—
Senlac Vhp Land, Farmers Branch, TX	406	622	—	34	—		622	34	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—	—	09/03	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Southwood 1394 Land, Tallahassee, FL	748	1,209	—	—	—		1,209	—	1,209	—	—	02/06	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	—		556	—	556	—	—	06/05	—
TCI 151 Waco Acres, TX	1,300	2,106	—	—	—		2,106	—	2,106	—	—	04/07	—
Union Pacific Railroad Land	—	837	—	—	—		837	—	837	—	—	03/04	—
Valley Ranch, Irving, TX	4,065	6,500	—	—	—		6,500	—	6,500	—	—	12/04	—
Valley View 20, Farmers Branch, TX	3,038	4,896	—	—	—		4,896	—	4,896	—	—	02/06	—
Valley View Comm Park, Farmers Branch, TX	235	1,111	—	—	—		1,111	—	1,111	—	—	05/06	—
W Lofts, Farmers Branch, TX	6,705	7,775	—	1,698	(300	)(6)	7,775	1,398	9,173	—	—	11/06	—
Waco 42/Breezy, Waco, TX	375	557	—	—	—		557	—	557	—	—	05/06	—
Waco Swanson, Waco, TX	1,735	2,805	—	—	—		2,805	—	2,805	—	—	08/06	—
West End, Dallas, TX	4,500	11,405	—	—	(8,110	)(4)	11,405	(8,110)	3,295	—	—	08/97	—
Whorton Land, Dallas, TX	3,333	4,530	—	—	(239)		4,530	(239)	4,291	—	—	07/05	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)	Land	Building & Improvements	Total
						(dollars in thousands)
Willowick Land, Pensacola, FL		137	—	—	—	137	—	137	—	—		—
Wilmer 88 Land, Dallas, TX	2,083	668	—	5	—	668	5	673	—	—	08/05	—

	210,516	352,545	1,614	59,494	(69,561)	352,545	(8,453)	344,092	193

Properties Held for Sale
4400, Midland, TX	2,825	349	1,396	—	—	349	1,396	1,745	337	1981	04/98	40 years
Arbor Point, Odessa, TX	5,085	321	1,285	521	—	321	1,806	2,127	1,362	1975	08/96	5-40 years
Ashton Way, Midland, TX	2,600	384	1,536	52	—	384	1,588	1,972	453	1978	04/98	5-40 years
Autumn Chase, Midland, TX	2,398	141	1,265	—	—	141	1,265	1,406	245	1985	04/00	40 years
Bay Walk, Galveston, TX	5,127	679	5,720	—	—	679	5,720	6,399	789	1979	09/01	5-40 years
City Suites, Chicago, IL	7,210	950	3,847	1,161	—	950	5,008	5,958	2,067	1995	12/98	5-40 years
Courtyard, Midland, TX	3,440	151	1,359	—	—	151	1,359	1,510	227	1976	05/01	40 years
Coventry, Midland, TX	3,120	236	369	173	—	236	542	778	278	1977	08/96	5-40 years
Fairways, Longview, TX	2,444	548	4,530	120	(3,155)	548	1,495	2,043	633	1980	03/93	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/ Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)		Land	Building & Improvements	Total
							(dollars in thousands)
Fountains Of Waterford, Midland, TX	5,919	311	852	1,538	—		311	2,390	2,701	1,738	1974	04/05	5-40 years
Hunters Glen, Midland, TX	4,460	519	2,075	321	—		519	2,396	2,915	840	1982	01/98	5-40 years
Island Bay, Galveston, TX	14,380	2,095	17,659	—	—		2,095	17,659	19,754	2,179	1973	09/01	5-40 years
Lexington Center, Colorado Springs, CO	3,534	1,103	4,413	733	—		1,103	5,146	6,249	1,765	1986	12/97	3-40 years
Limestone Canyon, Austin, TX	14,355	1,998	12,247	—	1,894	(3)	1,998	14,141	16,139	2,650	1997	07/98	40 years
Limestone Ranch, Lewisville, TX	13,336	1,620	13,058	—	—		1,620	13,058	14,678	1,857	2001	05/01	40 years
Marina Landing, Galveston, TX	12,245	1,240	11,160	—	—		1,240	11,160	12,400	1,486	1985	09/01	40 years
Sendero Ridge, San Antonio, TX	23,900	2,635	26,725	—	(1,091	)(1)	2,635	25,634	28,269	2,582	2001	11/01	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)	Land	Building & Improvements	Total
						(dollars in thousands )
Southgate, Odessa, TX	4,614	335	1,338	318	—	335	1,656	1,991	697	1976	08/96	5-40 years
Sunchase, Odessa, TX	7,325	742	2,842	458	—	742	3,300	4,042	1,156	1981	10/97	5-40 years
The Majestic, Chicago, IL	5,936	572	2,287	1,691	—	572	3,978	4,550	1,887	1995	12/98	5-40 years
Thornwood, Odessa, TX	3,323	190	1,706	—	—	190	1,706	1,896	21	—	06/07	5-40 years
Tivoli, Dallas, TX	11,180	1,355	12,592	1	—	1,355	12,593	13,948	1,623	2001	12/01	40 years
Westwood, Odessa, TX	936	85	341	91	—	85	432	517	197	1977	08/96	5-40 years
Willows, Chicago, IL	5,105	945	3,779	1,799	—	945	5,578	6,523	2,448	1995	12/98	5-40 years
Woodview, Odessa, TX	5,229	716	2,864	102	—	716	2,966	3,682	794	1974	05/98	5-40 years

	170,026	20,220	137,245	9,079	(2,352)	20,220	143,972	164,192	30,311

	$1,141,767	$462,267	$769,193	$336,003	$(75,358)	$462,267	$1,029,838	$1,492,105	$127,679

(1)	Purchase accounting basis adjustment.
(2)	Write-down of property to estimated net realizable value.
(3)	Construction period interest and taxes.
(4)	Sale or contribution of portion of property.
(5)	Property under construction.
(6)	Property acquired by TCI subsidiary for future development.

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

	2007	2006	2005
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,222,997	$1,031,028	$863,815
Additions
Acquisitions, improvements and construction	325,676	239,295	242,660
Deductions
Sale of real estate	(52,882)	(45,942)	(72,027)
Asset impairments	(3,686)	(1,384)	(3,420)

Balance at December 31,	$1,492,105	$1,222,997	$1,031,028

Reconciliation of Accumulated Depreciation
Balance at January 1,	$109,581	$87,958	$85,287
Additions
Depreciation	48,409	23,718	16,684
Deductions
Sale of real estate	(30,311)	(2,095)	(14,013)

Balance at December 31,	$127,679	$109,581	$87,958

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage		Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.00	8.00	10/08	Monthly interest only payments.	$—	$3,612	*	$3,612	$—
Bolivar Homes, LLC	18.00	10/08	Upon maturity.	—	177		177	—
Yazoo Estates, LLC	18.00	10/08	Upon maturity.	—	177		177	—
Broadway Estates, LLC	18.00	10/08	Upon maturity.	—	166		166	—
Sunflower Estates, LLC	18.00	10/08	Upon maturity.	—	177		177	—
Parkway Place, LLC	18.00	10/08	Upon maturity.	—	100		100	—
Audubon Terrace, LLC	18.00	10/08	Upon maturity.	—	103		103	—
Lincoln Estates, LLC	18.00	10/08	Upon maturity.	—	95		95	—
WRAPAROUND MORTGAGE LOANS
Pinemont Secured by an office building in Houston, TX.	10.40	07/08	Monthly principal and interest payments of $6,281	152	467		37	—
JUNIOR MORTGAGE LOANS
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.00	Pending	Principle and Interest due at maturity.	—	4,303		4,174	—
Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.00	10/08	Interest only payments start in November 2007.	12,000	2,386		2,407	—
Unified Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX.	4.00	Demand	Excess property cash flow payments.	—	341		341	—
OTHER
BCM—K-Mart Cary Unsecured.	9.25	04/08	Monthly interest payments.	—	1,523		1,523	—
BCM—Texstar Warehouse Unsecured.	9.25	04/08	Monthly interest payments.	—	1,252		1,252	—
Garden Centura, L.P. Unsecured.	7.00	None	Excess property cash flow payments or property sales proceeds.	—	—		6,142	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
					(dollars in thousands)
UHF—Kensington 100% interest in UH of Kensington, LLC.	12.00	04/09	Excess property cash flow payments.	—	125	176	—
Today Forest Park Investments Unsecured.	0.00	None	Partnership distributions as available.	—	678	362	—
Apartment Development Services secured by 100% interest in partnership.	12.00	10/08	Principal and interest due at maturity.	—	300	1	—
Nakash	4.25	12/08	—	—	902	902	—
Gene E. Phillip	10.00	12/07	—	—	393	393	—
Starr Western, LLC.	8.00	04/08	—	—	840	840	—
Thornwood (ICC Surfwood)	9.00	07/09	—	—	1,638	1,638	—
Syntek Acquisition Corporation	0.00	12/07	—	—	3,354	3,354	—
MJS Realty	0.00	12/07	—	—	133	133	—
Atlantic Hotels, LLC.	7.00	12/09	—	—	3,279	3,279	—
Ocean Beach Partners, LP.	8.50	08/09	—	—	2,000	2,000	—

				$12,152	$28,521	$33,561	$—

Interest						6,002
Allowance for estimated losses						(1,978)

						$37,585

(1)	Carrying amount of these notes was converted to equity in the respective partnerships in the first quarter of 2007.
*	Original note became non-performing in August 2005. In October 2006, the old note of $4.8 million was modified to $3.6 million and assumed by the new owner of the property.

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGATE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

	2007	2006	2005
Balance at January 1, 2007	$42,115	$67,437	$53,895
Additions
New Mortgage Loans	27,960	10,894	30,155
Deductions
Collection of principal	(55,176)	(32,262)	(16,613)
Mortgages eliminated from consolidation of partnerships	24,667	(3,954)	—
Discount on sale of note receivable	—	—	—

Balance at December 31, 2007	$39,566	$42,115	$67,437

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and interim Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2006, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

TED P. STOKELY:    Age 74, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

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

HENRY BUTLER:    Age 57, Director (Affiliated) (since December 2001).

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

ROBERT A. JAKUSZEWSKI:    Age 45, Director (Independent) (since November 2005)

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

TED R. MUNSELLE:    Age 52, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc; President (since December 2004) of Applied Educational Opportunities, LLC, an educational organization which has career training schools located in the cities of Richardson and Tyler, Texas; from December 2004 to August of 2007; Certified Public Accountant employed in the public accounting industry from 1977 until 1998 when he entered his current employment; Director (since February 2004) of ARI.

Board Committees

The Board of Directors held 11 meetings during 2007. For such year, no incumbent director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2007.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle, Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met one time during 2007.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2007.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Henry A. Butler
Sharon Hunt	✓	✓	Chair
Robert A. Jakuszewski	✓	Chair	✓
Ted R. Munselle	Chair	✓	✓
Ted P. Stokley

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

In December 2007, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2007.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com). Pursuant to the Guidelines, the Board undertook its annual review of director independence on February, 2007 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

DANIEL J. MOOS, 57

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

GENE S. BERTCHER, 59

Effective February 25, 2008, the Board of Directors of the Company appointed Gene S. Bertcher, Executive Vice President and Interim Chief Financial Officer of the Company. Mr. Bertcher is (and will continue to be)

President and Chief Financial Officer of Cabletel International Corporation (CIC”), a Nevada corporation which has its common stock listed on the American Stock Exchange LLC, a position he has occupied since November 1, 2004. From January 3, 2003 until November 1, 2004, Mr. Bertcher was also Chief Executive Officer of CIC. He has been a certified public accountant since 1973. Mr. Bertcher has been a director, November 1989 to September 1996 and since June 1999 of CIC. No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

LOUIS J. CORNA, 60

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

ALFRED CROZIER, 55

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

Effective February 15, 2008, Steven A. Abney resigned as Executive Vice President and Chief Financial Officer of the Company and ceased to be the principal financial and accounting officer of the Company. Mr. Abney held such positions since 2005 and had no disagreements with the Company on any matter relating to the Company’s operations, policies or practices and departed as he had accepted employment with an unrelated entity.

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

Prime is a company of which Messrs. Corna, Crozier, and Moos serve as executive officers. Prime is 80% owned by Realty Advisors, Inc. which is 100% owned by a trust for benefit of the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is an officer of SWI, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The managers and principal executive officers of Prime are set forth below.

Mickey N. Phillips:	Manager
Ryan T. Phillips:	Manager
Daniel J. Moos:	President and Chief Operating Officer
Louis J. Corna:	Executive Vice President—General Counsel, Executive Vice President—Tax, Secretary
Alfred Crozier:	Executive Vice President—Residential Construction

Mickey N. Phillips is Gene E. Phillips’ brother and Ryan T. Phillips is Gene E. Phillips’ son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children, which indirectly owns Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services to TCI.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I also receives real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel I, LLC, a related party, manages TCI’s four hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

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

Each Independent Director receives compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $3,000 per year. In addition, each Independent Director receives an additional $250 for each Audit Committee meeting attended, plus each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses. During 2007, $123,000 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2007 through December 31, 2007, and 2007 special service fees as follows: Henry A. Butler, $32,250; Sharon Hunt, $32,250; Robert A. Jakuszewski, $32,250; Ted R. Munselle, $32,250; and Ted P. Stokely, $33,000.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime or BCM. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of March 24, 2008, options covering 40,000 shares of TCI Common Stock were outstanding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 24, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
American Realty Trust, Inc.(2)	5,278,149	65.28%
1800 Valley View Lane, Suite 300 Dallas, Texas 75234

American Realty Investors, Inc.(2)(3) 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	6,491,375	80.28%

EQK Holdings, Inc.(2) 1800 Valley View Lane Suite 300 Dallas, Texas 75234	5,278,149	65.28%

Transcontinental Realty Acquisition Corporation(3) 1800 Valley View Lane Suite 100 Dallas, Texas 75234	1,213,226	15.00%

(1)	Percentage is based upon 8,086,267 shares of Common Stock outstanding at March 24, 2008.
(2)	EQK Holdings, Inc. (“EQK”) is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARI.
(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARI.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 24, 2008.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Gene S. Bertcher	6,491,375	(3)	80.28%
Henry A. Butler	6,491,375	(3)	80.28%
Louis J. Corna	6,491,375	(2)	80.28%
Sharon Hunt	6,496,375	(3)(5)	80.28%
Robert A. Jakuszewski	6,491,375	(3)	80.28%
Ted Munselle	6,496,375	(3)(6)	80.28%
Ted P. Stokely	6,506,375	(3)(4)	80.31%
Alfred Crozier	6,506,375	(2)(3)(4)(5)(6)	80.28%
All Directors and Executive Officers as a group (8 individuals)	6,506,375	(2)(3)(4)(5)(6)	80.39%

(1)	Percentage is based upon 8,086,267 shares of Common Stock outstanding at March 23, 2007 and 25,000 shares which may be issued under existing Director Stock Options.
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

Affiliates of Prime provide property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts the property-level management and leasing of 22 of TCI’s commercial properties to Regis I and three of its four hotels to Regis Hotel I, LLC.

Regis I also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

One of TCI’s Directors (Robert Jakuszewski) also serves as a director of IORI; he owes fiduciary duties to IORI as well as to TCI under applicable law. At December 31, 2007, TCI owned approximately 24.8% of the outstanding common shares of IORI. Prime also serves as advisor to ARI. All of TCI’s directors also serve as Directors of ARI. Messrs. Moos, Corna, Crozier, and Bertcher serve as executive officers of ARI, and IORI. Mr. Bertcher is also an officer, director and employee of CIC and as such owes fiduciary duties to CIC.

Related Party Transactions

Historically, TCI, ARI, IORI, and others have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Related party transactions are not considered to be arms length and may not be considered to be beneficial to us.

Operating Relationships

TCI received rents of $2.2 Million in 2007, $846,000 in 2006 and $72,000 in 2005 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory, ParkWest and Addison Hanger.

Property Transactions Update

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

In 2007, TCI paid Prime, its affiliates and related parties $13.5 million in advisory, incentive and and net income fees, $1.3 million in mortgage brokerage and equity refinancing fees, $3.77 million in property acquisition fees, $2.4 million in real estate brokerage commissions, $3.4 million in construction supervision fees and $2.24 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $3.4 million.

In addition, from time-to-time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in TCI’s financial statements as other assets or other liabilities. At December 31, 2007, TCI had receivables of $185,000 from Regis Hotel Corporation. Also at December 31, 2007, TCI owed $2.6 million to Prime.

Restrictions on Related Party Transactions

Article Fourteen of TCI’s Articles of Incorporation provides that TCI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of TCI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by the Board of Directors or the appropriate committee thereof and (b) the Board of Directors or committee thereof determines that such contract or transaction is fair to TCI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of TCI entitled to vote thereon. Article Fourteen defines an “Independent Director” as one who is neither an officer or employee of TCI nor a director, officer or employee of TCI’s advisor.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI by Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP for 2007 and 2006:

	2007		2006
Type of Fee	Farmer Fuqua & Huff	BDO Seidman	Farmer Fuqua & Huff	BDO Seidman
Audit Fees	$304,242	$—	$347,894	$—
Audit Related Fees	1,755	—	1,755	—
Tax Fees	52,950	11,000	37,005	7,317
All Other Fees	—	937	—	—

Total	$358,947	$11,937	$386,654	$7,317

The audit fees for 2007 and 2006, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2007 and 2006, respectively, were for services related to federal and state tax compliance and advice.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Operations—Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

(b)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	*	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a)under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2008	By:	/s/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2008

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2008

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2008

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2008

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2008

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2008

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2007

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	*	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.