Form 10-Q
period 2008-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2008-05-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,073,867
(Class)	(Outstanding at April 30, 2008)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS INC

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real Estate held for investment	$1,346,566	$1,327,913
Less-accumulated depreciation	(97,369)	(97,368)

	1,249,197	1,230,545

Real estate held for sale	33,939	69,561
Real estate subject to sales contracts	63,894	64,320

Notes and interest receivable (including $9,630 in 2008 and $22,661 in 2007 from affiliates and related parties)	34,236	34,677
Allowance for losses	(1,978)	(1,978)

	32,258	32,699
Cash and cash equivalents	8,011	11,239
Marketable equity securities, at market value	6,205	13,157
Investment in equity investees	26,297	27,569
Other Assets (including $4,413 in 2008 and $319 in 2007 from affiliates and related parties)	80,345	72,099

	$1,500,146	$1,521,189

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $8,755 in 2008 and $6,762 in 2007 from affiliates and related parties)	$989,305	$1,007,226
Liabilities related to assets held for sale	31,900	107,847
Liabilities related to assets subject to sales contract	63,387	62,513
Other Liabilities (including $2,251 in 2008 and $12,702 in 2007 from affiliates and related parties)	58,341	56,501

	1,142,933	1,234,087

Commitments and contingencies	—	—
Minority Interest	2,383	1,621

Stockholders’ Equity:
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,074,467 and 8,078,966 shares at 2008 and 2007.	81	81
Preferred Stock
Series C: $.01 par value; authorized 10,000,000 shares; issued and outstanding 30,000 shares at 2008 and 2007 respectively (liquidation preference $100 per share).	—	—
Series D: $.01 par value; authorized, issued and outstanding 100,000 shares at 2008 and 2007 (liquidation preference $100 per share)	1	1
Paid-in capital	274,073	274,733
Treasury Stock	(642)	(577)
Accumulated distributions in excess of accumulated earnings	80,112	12,771
Other Comprehensive Income (Loss)	1,205	(1,528)

	354,830	285,481

	$1,500,146	$1,521,189

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Revenue:
Rental and other property revenues (including $603 in 2008 and $736 in 2007 from affiliates and related parties)	$32,081	$30,055

Expenses:
Property operating expenses (including $1,741 in 2008 and $1,675 in 2007 from affiliates and related parties)	21,612	17,223
Depreciation and amortization	5,860	4,371
General and administrative (including $1,036 in 2008 and $1,343 in 2007 from affiliates and related parties)	2,399	2,931
Advisory fee to affiliate	2,997	2,400

Total operating expenses	32,868	26,925
Operating income (loss)	(787)	3,130

Other income (expense):
Interest income (including $295 in 2008 and $538 in 2007 from affiliates and related parties)	763	730
Other income	302	1,028
Mortgage and loan interest expense (including $285 in 2008 and $179 in 2007 from affiliates and related parties)	(17,387)	(14,837)
Bad debt and allowance	(7,000)	—

Total other income (expense)	(23,322)	(13,079)

Loss before gain on land sales, minority interest and equity in earnings (loss) of investee	(24,109)	(9,949)
Gain on land sales	1,275	1,122
Minority interest	—	30
Equity in income (loss) of investees	5,112	704

Loss from continuing operations before income tax expense	(17,722)	(8,093)
Income tax benefit	29,771	559

Net Income (loss) from continuing operations	12,049	(7,534)

Income from discontinued operations before income taxes	85,063	1,595
Income tax expense	(29,771)	(559)

Net Income from discontinuing operations	55,292	1,036

Net income	67,341	(6,498)
Preferred dividend requirement	(240)	(228)

Net income (loss) applicable to common shares	$67,101	$(6,726)

Earnings Per Share:
Basic earning per share
Net Income (loss) from continued operations	1.46	(0.98)
Discontinued operations	6.85	0.13

Net Income (loss) applicable to common shares	$8.31	$(0.85)

Diluted earnings per share
Net Income (loss) from continued operations	$1.42	$(0.98)
Discontinued operations	6.65	0.13

Net Income (loss) applicable to common shares	$8.07	$(0.85)

Weighted average common shares used in computing earnings per share:
Basic	8,075,453	7,898,869
Diluted	8,311,693	7,898,869

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008

(dollars in thousands)

(unaudited)

	SHARES OF COMMON STOCK		SHARES OF PREFERRED STOCK		PAID-IN CAPITAL	SHARES OF TREASURY STOCK		ACCUMULATED (DEFICIT) RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL CAPITAL
	SHARES	AMOUNT	SHARES	AMOUNT		SHARES	AMOUNT
Balance, December 31, 2007	8,113,669	$81	130,000	$1	$274,733	34,703	$(577)	$12,771	$(1,528)	$285,481
Unrealized gain on foreign currency translation									9,685	9,685
Unrealized gain on marketable securities									(6,952)	(6,952)
Net income								67,341		67,341
Series C preferred stock dividends					(53)					(53)
Series D preferred stock dividends (7% per year)					(187)					(187)
Acquisition of minority interest					(420)					(420)
Repurchase of common stock						4,499	(65)			(65)

Balance, March 31, 2008	8,113,669	$81	130,000	$1	$274,073	39,202	$(642)	$80,112	$1,205	$354,830

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash used by operating activities

Net income (loss) applicable to common shares	$67,101	$(6,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,164	5,489
Amortization of deferred borrowing costs	2,403	1,332
Gain on sale of land	(1,275)	(1,122)
Gain on sale of income producing properties	(98,059)	—
Equity in earnings of investees	(5,112)	(2,020)
(Gain) loss on foreign currency transaction	—	(131)
Allowance for impairment reserve	7,000
(Gain) loss allocated to minority interest	—	(30)
(Increase) decrease in assets:
Prepaid expense	6	—
Interest receivable	(329)	(646)
Escrows	1,287	—
Rents receivables	(951)	—
Other assets	607	4,232
Earnest money	(3,918)	4,644
Increase (decrease) in liabilities:
Accrued interest payable	(1,101)	2,923
Other liabilities	2,485	3,225

Net cash provided by (used in) operating activities	(23,692)	11,170

Cash Flows from Investing Activities:
Collections on notes receivable	2,270	1,094
Funding of notes receivable	—	(1,447)
Real estate improvements	—	(8,492)
Proceeds from sale of land	2,873	2,878
Acquisition of land held for development	(12,023)	—
Acquisition of income producing properties	—	(109,911)
Construction and dev of new properties	(32,109)	(38,349)
Proceeds from sale of real estate	135,583	18,644
Improvement of income producing properties	(2,036)	—
Investment in marketable securities	—	—
Acquisition of minority interest	762	—
Investment in unconsolidated real estate entities	(8,272)	(5,024)

Net cash provided by (used in) investing activities	87,048	(140,607)

Cash Flows from Financing Activities:
Payments on notes payable	(4,217)	(41,033)
Change in due from affiliates	(7,275)	790
Proceeds from notes payable	52,197	173,412
Repurchase of common stock	(65)	—
Payment on note from sold income producing properties	(109,210)	—
Deferred borrowing costs	1,986	(4,543)

Net cash provided by (used in) financing activities	(66,584)	128,626

Net increase (decrease) in cash and cash equivalents	(3,228)	(811)
Cash and cash equivalents, beginning of year	11,239	4,803

Cash and cash equivalents, end of year	$8,011	$3,992

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash paid for interest	$21,838	$13,089

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain/(loss)	$9,685	$—
Unrealized gain/loss on marketable securities	$(6,952)	$—
Note Receivable allowance	$(1,500)	$—

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “TCI”. American Realty Investors, Inc. owns approximately 82 percent of the Company’s common stock (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties.

Properties

The company owned or had interests in a total property portfolio of 68 and 89 properties as of March 31, 2008 and December 31, 2007, respectively. The commercial properties aggregate approximately 4.7 million and 4.8 million net rentable square feet as of March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 the properties consisted of:

•	22 commercial buildings, which consists of 13 office buildings, 6 commercial warehouses, and 3 retail centers

•	46 apartment communities

•	6,097 acres of developed and undeveloped land.

The Company is involved in the construction of 19 apartment development projects as of March 31, 2008. In addition, the Company invests in numerous tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund all equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statement and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

Newly issued accounting standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” , effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Property Sales	Reclassifications and Other Adjustments	Cost 3/31/2008	Accumulated Depreciation 3/31/2008
Apartments	$394,848	$—	$—	$—	$—	$69,374	$464,222	$43,967
Apartments under construction	153,144	—	—	25,955	—	—	179,099	—
Other developments in progress	99,513	—	—	6,154	—	—	105,667	—
Commercial properties	302,386	—	2,036	—	—	60,117	364,539	53,210
Hotels	35,358	—	—	—	—	(35,358)	—	—
Land held for development	245,296	12,023	—	—	(2,873)	(21,407)	233,039	192

Real estate held for investment	$1,230,545	$12,023	$2,036	$32,109	$(2,873)	$72,726	$1,346,566	$97,369

Real estate held for sale	$69,561	$—	$—	$—	$(135,583)	$104,585	$38,563	$4,624

Real estate subject to sales contract	$64,320	$—	$—	$—	$—	$8,713	$73,033	$9,139

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions’ payable. The mortgage is secured by the property, accrues interest at 7.5% or prime plus ..75% whichever is higher.

On January 25, we sold 14 apartment complexes in a single transaction for an aggregate sales price of $89.9 million and recording a gain on sale of $65.5 million. We received cash of $25.8 million after paying off existing mortgages of $56.6 million, and $7.5 million in commissions and other closing costs. The properties consisted of:

•	4400 apartments, a 92 unit complex in Midland, Texas

•	Arbor Pointe, a 194 unit complex in Odessa, Texas

•	Ashton Way, a 178 unit complex in Midland, Texas

•	Autumn Chase, a 94 unit complex in Midland, Texas

•	Courtyard Apartments, a 133 unit complex in Midland, Texas

•	Coventry Point, a 120 unit complex in Midland, Texas

•	Fairway, a 152 unit complex in Longview, Texas

•	Fountains at Waterford, a 172 unit complex in Midland, Texas

•	Hunters Glen, a 260 unit complex in Midland, Texas

•	Southgate, a 180 unit complex in Odessa, Texas

•	Sunchase, a 300 unit complex in Odessa, Texas

•	Thornwood, a 109 unit complex in Midland, Texas

•	Westwood, a 79 unit complex in Odessa, Texas

•	Woodview, a 232 unit complex in Odessa, Texas

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million, receiving cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

On February 6, 2008, we sold the Fairway View Apartments, a 264 unit complex located in El Paso, Texas, for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

On February 14, 2008, we sold 3 hotels all located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45 room hotel

•	Majestic Hotel, a 55 room hotel

•	Willows Hotel, a 52 room hotel

On March 28, 2008 we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akedemia, a 161 room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Dallas Fund XVII LP	Oct-2008	9.00%	$4,598	Assignment of partnership interests
Pinoeer Austin Development	Oct-2008	10.00%	2,407	33 acres undeveloped land, Austin, TX
Basic Capital Management (1)	Oct-2008	9.50%	1,523	Retail building, Cary, NC
Garden Centura LP	Sept-2008	7.00%	5,007	Excess cash flow from partnership
Basic Capital Management (1)	Oct-2008	9.50%	1,252	Industrial building, Arlington, TX
400 St. Paul	Oct-2008	9.25%	3,612	Office Building, Dallas, TX
Atlantic Hotels, LLC	Aug-2009	8.50%	2,000	Atlantic Sands Hotel, Virginia Beach, VA
Ocean Beach Partners (1)	Dec-2009	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Thornwood Wrap Note, ICC Surfwood	Jul-2009	7.50%	1,638	Unsecured

Syntek Acquisition Corp	Aug-2010	Prime +1	3,354	Unsecured
Miscellaneous related party notes	Various	Various	4,120
Accrued interest			1,446
Allowance for estimated losses			(1,978)

Total			$32,258

(1)	Related Party

NOTE 4. INVESTMENT IN EQUITY INVESTEES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at March 31, 2008 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 82.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at March 31, 2008, was as follows:

Investee	Percentage of TCI’s Ownership at March 31, 2008	Carrying Value of Investment at March 31, 2008	Market Value (a) of Investment at March 31, 2008
IORI	24.9%	$11,310	$6,109
ARI	7.15	14,406	8,224
Garden Centura, L.P.	5.0	1,944	—
Other		5,637
Allowance		(7,000)

		$26,297

(a)	Based on stock closing price on March 31, 2007 and is not necessarily indicative of the fair market value of the investee’s net assets.

Set forth below is summarized results of operations of equity investees for the first three months of 2008 and 2007.

	2008	2007
Revenues	$10,385	$21,807
Property operating expenses	(12,584)	(15,555)
Depreciation	(1,008)	(1,988)
Interest expense	(5,413)	(10,749)

Loss before gains on sale of real estate and discontinued operations	(8,620)	(6,485)
Gain on sale of real estate	39,864	4,513
Income (loss) from discontinued operations	(5,582)	—

Net income (loss)	$25,662	$(1,972)

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI recognized an unrealized loss of $7.0 million for the three-month period ending March 31, 2008 due to a decrease in market price.

NOTE 6. RELATED PARTIES

The following table reconciles the beginning and ending affiliate receivable balances as of March 31, 2008.

Balance, December 31, 2007	$(2,564)
Cash Transfers	34,822
Cash Repayments	(20,125)
Fees and commissions payable to affiliate	(4,546)
Payables clearing through Prime	(7,587)
Transfer note receivable balance	4,413

Balance, March 31, 2008	$4,413

At March 31, 2008, TCI’s other assets includes $96,000 due from an affiliate for rent. In addition, at March 31, 2008, TCI owed $2.3 million to Regis Property Management for management fees and sales commissions. TCI owes Income Opportunity Investors, Inc., an affiliate, $2.1 million in accrued interest relating to Garden Centura land.

NOTE 7. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments	Balance 3/31/2008
		Acquisitions	Developments	Refinancing	Amortization	Property Sales	Refinancing
Apartments	$338,033	$—	$—	$—	$(1,312)	$—	$—	$(986)	$335,735
Apartments under construction	130,699	—	23,770	—	—	—	—	—	154,469
Other developments in progress	135,755	—	15,511	—	—	—	—	(16,552)	134,714
Commercial properties	231,804	10	—	4,000	(865)	—	(2,000)	34	232,983
Hotels	42,917	—	—	—	—	—	—	(42,917)	—
Land held for development	119,294	8,906	—	—	(2,138)	(1,406)	—	—	124,656
Corporate and other	4,425	—	—	—	(16)	—	—	(3,398)	1,011
Accrued interest	4,299	—	—	—	—	—	—	1,438	5,737

Real estate held for investment	$1,007,226	$8,916	$39,281	$4,000	$(4,331)	$(1,406)	$(2,000)	$(62,381)	$989,305

Real estate held for sale	$107,847	$—	$—	$—	$(114)	$(105,804)	$—	$29,971	$31,900

Real estate subject to sales contract	$62,513	$—	$—	$—	$—	$—	$—	$874	$63,387

In connection with the purchase of Woodmont TCI land in Dallas, Texas on January 15, 2008, we partially financed the acquisition with a new mortgage loan of $4.1 million collateralized by the land property purchased. The note accrues interest at the higher of prime plus 1% or 7.5%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 25, 2009.

NOTE 8. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, hotels and land. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

Presented below are the Company’s reportable segments’ operating income for the three months ended March 31, 2008 and 2007, including segment assets and expenditures:

	Commercial Properties	Apartments	Hotels	Land	Other	Total
3/31/2008
Operating revenue	$12,935	$18,461	$—	$659	$26	$32,081
Operating expenses	8,917	11,033	—	1,741	(79)	21,612
Depreciation and amortization	2,644	3,213	—	3	—	5,860
Mortgage and loan interest	4,468	8,791	—	3,145	983	17,387
Interest income	—	—	—	—	763	763
Gain on land sales	—	—	—	1,275	—	1,275

Segment operating income (loss)	$(3,094)	$(4,576)	$—	$(2,955)	$(115)	$(10,740)

Capital expenditures	1,246	—	—	3,948	—	5,194
Assets	328,949	635,858	—	353,564	43,720	1,362,091

Property Sales
Sales price	$5,797	$100,227	$41,749	$2,873	$—	$150,646
Cost of sale	5,372	28,742	15,600	1,598	—	51,312
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$425	$71,485	$26,149	$1,275	$—	$99,334

	Commercial Properties	Apartments	Hotels	Land	Other	Total
3/31/2007
Operating revenue	$13,818	$16,071	$—	$140	$26	$30,055
Operating expenses	7,398	7,979	—	649	1,197	17,223
Depreciation and amortization	1,921	2,444	—	6	—	4,371
Mortgage and loan interest	3,478	5,555	—	2,696	3,108	14,837
Gain on land sales	—	—	—	1,122	—	1,122

Segment operating income (loss)	$1,021	$93	$—	$(2,089)	$(4,279)	$(5,254)

Capital expenditures	1,542	1,746	—	106	—	3,394
Assets	361,910	511,382	—	325,490	45,164	1,243,946

Property Sales
Sales price	$—	$24,650	$—	$2,869	$—	$27,519
Cost of sale	—	21,002	—	1,747	—	22,749
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$3,648	$—	$1,122	$—	$4,770

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	3/31/2008	3/31/2007
Segment operating income (loss)	$(10,740)	$(5,254)
Other non-segment items of income/(expense)
General and administrative	(2,399)	(2,931)
Advisory fees	(2,997)	(2,400)
Gain (loss) on foreign currency transaction	—	730
Net income fee	—	704
Bad Debt and Allowance	(7,000)
Other income (expense)	302	1,028
Equity in earnings of investees	5,112	—
Minority interest	—	30

Income (loss) from continuing operations	$(17,722)	$(8,093)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	3/31/2008	3/31/2007
Segment assets	$1,362,091	$1,243,946
Intercompany/PRA balances	3,307	4,099
Investments in real estate partnerships	32,502	30,300
Receivables from prime	4,413	319
Assets held for sale	97,833	100,071

Total assets	$1,500,146	$1,378,735

NOTE 9. DISCONTINUED OPERATIONS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gains on sales of real estate from discontinued operations.

	For the Three Months Ended March 31,
	2008	2007
Revenue
Rental	$4,225	$8,362
Property operations	1,974	5,935

	2,251	2,427
Expenses
Interest	(5,553)	(3,213)
G&A	(53)	—
Depreciation	(304)	(1,267)

	(5,910)	(4,480)

Net loss from discontinued operations before gains on sale of real estate	(3,659)	(2,053)
Gain on sale of discontinued operations	98,059	3,648
Net sales fee to affiliate	(9,337)	—

Income (loss) from discontinued operations	85,063	1,595
Tax benefit	(29,771)	(559)

Income (loss) from discontinued operations	$55,292	$1,036

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2008 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

Liquidity. Management believes that TCI will generate excess cash from property operations; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate, and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Litigation. TCI is involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

NOTE 11. SUBSEQUENT EVENTS

On April 2 2008, we acquired the Bridgewood Ranch apartments, a 106 unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage, secured by the property of $5.1 million, cash of $1.1 million, and $800,000 in liabilities. The mortgage accrues interest at the higher of 6.75% or prime plus .25% and matures in January of 2019.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200 unit complex located in Holland, Ohio, for $14.1 million. We financed the purchase with a new mortgage, secured by the property of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7% and matures in October 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Overview

TCI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in in-fill locations or high-growth suburban markets. TCI is an active buyer and seller and during 2007 acquired over $12 million and sold over $153 million of land and income-producing properties.

As of March 31, 2008, the Company owned approximately 9,100 units in 46 residential apartment communities and 22 commercial properties of approximately 4.7 million rentable square feet. In addition, at March 31, 2008, TCI owned over 6,000 acres of land held for development and 19 projects under construction. The Company currently owns income-producing properties and land in 15 states as well as in the U.S. Virgin Islands.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We financed our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 82% of TCI’s common stock is owned by ARI. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be;

•	Property operations;

•	Proceeds from land and income-producing property sales;

•	The collection of mortgage notes receivable;

•	Receivables from affiliated companies;

•	Refinancing of existing mortgage notes payable; and

•	Additional borrowing, including mortgage notes payable, lines of credit.

Our principal liquidity needs over the next twelve months include;

•	Funding of normal recurring expenses and obligations;

•	Funding current development costs not covered by construction loans;

•	Meeting debt service requirements including loan maturities;

•	Funding capital expenditures; and

•	Funding acquisition costs for land and income-producing properties not covered by acquisition financing.

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans.

Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions and additional borrowings.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in ITEM 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow.

Cash and cash equivalents were $8.0 million as of March 31, 2008, as compared to $4.0 million as of March 31, 2007. Our cash provided by investing activities of $87.0 million was not sufficient to cover our use of cash from operations of ($23.7 million) and our use of cash from financing activities of ($66.6 million) which caused a decrease in our overall cash of ($3.2 million.) for the three months ended March 31, 2008.

We used $23.7 million in cash for our operating activities for the first three months ended March 31, 2008. Our primary source of cash from operating activities is rental income from our properties. Our primary use of cash for operations is from daily operating costs, general and administrative, interest expense and land holding costs. In addition, we paid $9.3 million in sales incentive fees to our advisor.

Our cash provided by investing activities was $87.0 million. The majority was from the proceeds received from the sale of income producing properties of $135.6 million. This was from four sales transactions; the sale of the Midland/Odessa properties which involved 14 apartment complexes providing $89.9 million, the sale of the Lexington Office building providing $5.4 million, the sale of the Fairway View apartments providing $10.3 million and the sale of three hotels; City Suites, Majestic and Willows, providing $30.0 million. We invested $12.0 million to acquire approximately 32.6 acres of land in and around Dallas, Texas. We invested $32.1 million in our various development projects.

Our net cash used in financing activities of $66.6 million was primarily due to paying off the existing mortgages on our income producing properties sold of $109.2 million. In addition, we paid down the principal on our recurring notes of $4.2 million which was offset by the proceeds from notes of $52.2 million, and we collected $7.3 million from our affiliate.

Management reviews the carrying values of TCI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that not all amounts due under the terms of the note will be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Related Party Transactions

Historically, TCI, ARI, IORI, and others have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. The advisors for TCI are also the advisors for ARI, related party transactions are not considered to be arms length and may not be in the best interest or beneficial to our company.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily concerning payment of mortgages.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2008 and 2007. At March 31, 2008 and 2007, we had or owned interests in a portfolio (the Total Property Portfolio) of 68 and 89 properties, respectively.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

We define Same Property Portfolio for each income-producing asset type (apartments, commercial, and hotels) as properties with stabilized occupancy owned and operated for the entire three months compared for both periods. A stabilized occupancy is defined as a property whose occupancy has reached 85% or more since being developed or acquired. The same property portfolio consisted of 39 apartments, and 21 commercial buildings. There were no hotels in the same property portfolio as of March 31, 2008.

We had net income applicable to common shares of $67.1 million which includes gain on land sales of $1.3 million, net income from discontinued operations of $55.3 million for the three months ended March 31, 2008, as compared to a net loss applicable to common shares of ($6.7 million) which includes gain on land sales of $1.1 million and income from discontinued operations of $1.0 million for the same period ended 2007.

Rents and other property revenues were $32.1 million for the three months ended 2008 as compared to $30.1 million for the same period in 2007 an increase of $2.0 million. Our developed properties that are in the lease up phase attributed $2.5 million of the increase and the land portfolio attributed another $400,000 increase. This was offset by a decrease in revenues from our same apartment and commercial portfolio of $900,000. The revenues from the same apartment portfolio for the three months ended 2008 was $15.3 million as compared to $14.9 million for the same period in 2007. In the same commercial portfolio, the revenues were $8.0 million for the three months ended 2008 as compared to $9.3 million for the same period ended 2007. There are no revenues from the hotel portfolio as the entire portfolio was sold this quarter and the income and expenses for that portfolio are included in discontinued operations.

Property operating expenses were $21.6 million for the three months ended March 2008 as compared to $17.2 million for the same period ended 2007, an increase of $4.4 million. The costs of leasing up our developed properties accounted for $3.0 million of the increased cost. The same property portfolio increased by $800,000 due to increase maintenance costs of $600,000 from our apartment portfolio and $200,000 from our commercial portfolio. Our land portfolio and other costs increase by $600,000 primarily due to increases in property taxes.

Depreciation and amortization expenses were $5.9 million for the three months ended March 2008 as compared to $4.4 million for the same period ended 2007, an increase of $1.5 million. The depreciation on our portfolio of apartments that are being lease up which are not fully stabilized accounted for $1.3 million of the increase. The remainder was due to the depreciation associated with various improvements within our apartment and commercial portfolios.

General and administrative expenses were $2.4 million for the three months ended March 31, 2008 as compared to 2.9 million for the same period ended 2007, a decrease of $500,000. This is relatively comparable to prior periods.

Our mortgage loan interest expense was $17.4 million for the three months ended March 31, 2008 as compared to $14.8 million for the same period ended 2007, an increase of $2.6 million. This is due to our continued use of debt financing to purchase new assets and refinancing of existing debt.

Bad debt and allowance expense was $7.0 million for the three months ended March 31, 2008. This is due to setting up an allowance account for various investments with in our portfolio.

Gain on land sales were $1.3 million for the three months ended March 31, 2008 as compared to $1.1 million of the same period ended 2007. In 2008, we sold 14 acres of land located in McKinney, Texas for a sales price of $2.9 million or $207,000 per acre.

Net income from discontinued operations was $55.3 million for the three months ended 2008 as compared to $1.0 million for the same period ended in 2007. Discontinued operations relates to 19 apartments of which 15 were sold in 2008, 3 commercial buildings, 4 hotels sold in 2008. Discontinued operations for 2007 relates to 22 apartments, 3 commercial buildings and 4 hotels.

	For the Three Months Ended March 31,
	2008	2007
Revenue
Rental	$4,225	$8,362
Property operations	1,974	5,935

	2,251	2,427
Expenses
Interest	(5,553)	(3,213)
G&A	(53)	—
Depreciation	(304)	(1,267)

	(5,910)	(4,480)

Net loss from discontinued operations before gains on sale of real estate	(3,659)	(2,053)
Gain on sale of discontinued operations	98,059	3,648
Net sales fee to affiliate	(9,337)	—

Income (loss) from discontinued operations	85,063	1,595
Tax benefit	(29,771)	(559)

Income (loss) from discontinued operations	$55,292	$1,036

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss, after the use of net operating loss carryforwards, for federal income tax purposes in the first three months of 2008 and a loss, after the use of net operating loss carryforwards, in the first three months of 2007; therefore, it recorded no provision for income taxes.

At March 31, 2008, TCI had a net deferred tax asset of $21.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2008, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Notes payable:
Variable rate	$277,428	6.30%

Total decrease in TCI’s annual net income			$2,774

Per share			0.35

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Interim Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by the Report, Transcontinental Realty Investors, Inc. (the “Company”) did not repurchase any its equity securities. The following table sets forth a summary for the quarter indicating no repurchases were made, and that at the end of the period covered by this Report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of December 31, 2007	—	—	1,280,612	128,388
January 1-31, 2008	2,800	$15.18	1,283,412	125,588
February 1-29, 2008	1,100	$15.42	1,284,512	124,488
March 1-31, 2008	—	—	1,284,512	124,488

Total	3,900

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Interim Chief Financial Officer

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2007

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith