Form 10-Q
period 2008-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2008-08-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,072,767
(Class)	(Outstanding at July 31, 2008)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real Estate held for investment	$1,409,489	$1,327,913
Less accumulated depreciation	(100,297)	(97,368)

	1,309,192	1,230,545

Real estate held for sale	36,924	69,561
Real estate subject to sales contracts	63,468	64,320

Notes and interest receivable performing (including $11,417 in 2008 and $4,339 in 2007 from affiliates and related parties)	35,097	34,677
Allowance for losses	(1,978)	(1,978)

	33,119	32,699
Cash and cash equivalents	346	11,239
Marketable equity securities, at market value	1,405	13,157
Investment in equity investees	35,379	27,569
Other assets (including $1,779 in 2008 and $151 in 2007 from affiliates and related parties)	89,927	72,099

	$1,569,760	$1,521,189

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $8,892 in 2008 and $8,270 in 2007 from affiliates and related parties)	$1,010,951	$1,007,226
Liabilities related to assets held for sale	34,995	107,847
Liabilities related to assets subject to sales contract	63,264	62,513
Other liabilities (including $64,376 in 2008 and $2,807 in 2007 from affiliates and related parties)	110,331	56,501

	1,219,541	1,234,087

Commitments and contingencies	—	—
Minority Interest	1,692	1,621

Shareholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 8,113,669 and 8,113,669 issued and 8,072,767 and 8,078,966 outstanding shares at 2008 and 2007 respectively.	81	81

Preferred stock, series C: $.01 par value; authorized 10,000,000 shares; issued and outstanding 30,000 shares at 2008 and 2007 (liquidation preference $100 per share).	1	1
Paid in capital	282,064	274,733
Treasury stock	(673)	(577)
Retained Earnings	65,849	12,771
Other comprehensive income (loss)	1,205	(1,528)

	348,527	285,481

	$1,569,760	$1,521,189

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenue:
Rental and other property revenues (including $369 and $(34) for the three months ended, $972 and $702 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	$34,692	$30,347	$66,344	$60,579

Expenses:
Property operating expenses (including $1,722 and $1,797 for the three months ended, $3,463 and $3,472 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	19,938	17,053	40,965	33,881
Depreciation and amortization	5,910	5,937	11,725	10,089
General and administrative (including $893 and $245 for the three months ended, $1,929 and $1,588 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	2,272	2,497	4,667	5,205
Advisory fee to affiliate	2,966	2,696	5,962	5,096

Total operating expenses	31,086	28,183	63,319	54,271
Operating income	3,606	2,164	3,025	6,308

Other income (expense):
Interest income (including $(63) and $150 for the three months ended, $232 and $688 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	541	662	1,303	1,392
Other income	494	495	796	819
Mortgage and loan interest expense (including $137 and $184 for the three months ended, $422 and $363 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	(16,831)	(15,693)	(34,035)	(30,171)
Provision for allowance on notes receivable and impairment	—	—	(7,000)	—

Total other income (expense)	(15,796)	(14,536)	(38,936)	(27,960)
Loss before gain on land sales, minority interest and equity in earnings (loss) of investee	(12,190)	(12,372)	(35,911)	(21,652)
Gain on land sales	2,580	—	3,855	1,122
Net income fee to affiliate	—	—	—	704
Minority interest	—	(26)	—	4
Equity in income (loss) of investees	(568)	700	4,544	700

Loss from continuing operations before income tax expense	(10,178)	(11,698)	(27,512)	(19,122)
Income tax (benefit) expense	(1,429)	(417)	28,207	(15)

Net Income (loss) from continuing operations	(11,607)	(12,115)	695	(19,137)

Income (loss) from discontinued operations before income taxes	(4,085)	(1,191)	80,590	(42)
Income tax (benefit) expense	1,429	417	(28,207)	15

Net income (loss) from discontinuing operations	(2,656)	(774)	52,383	(27)

Net income (loss)	(14,263)	(12,889)	53,078	(19,164)
Preferred dividend requirement	(239)	(227)	(479)	(455)

Net income (loss) applicable to common shares	$(14,502)	$(13,116)	$52,599	$(19,619)

Earnings Per Share
Basic earnings per share
Net income (loss) from continued operations	(1.47)	(1.57)	0.02	(2.49)
Discontinued operations	(0.33)	(0.09)	6.49	—

Net income (loss) applicable to common shares	$(1.80)	$(1.66)	$6.51	$(2.49)

Diluted earnings per share
Net income (loss) from continued operations	$(1.47)	$(1.57)	$0.02	$(2.49)
Discontinued operations	(0.33)	(0.09)	6.49	—

Net income (loss) applicable to common shares	$(1.80)	$(1.66)	$6.51	$(2.49)

Weighted average common shares used in computing earnings per share:
Basic	8,073,659	7,877,365	8,074,571	7,888,008
Diluted	8,073,659	7,877,365	8,074,571	7,888,008

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008

(dollars in thousands)

(unaudited)

	SHARES OF COMMON STOCK		SHARES OF PREFERRED STOCK		PAID-IN CAPITAL	SHARES OF TREASURY STOCK		ACCUMULATED (DEFICIT) RETAINED	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL CAPITAL
	SHARES	AMOUNT	SHARES	AMOUNT		SHARES	AMOUNT	EARNINGS
Balance, December 31, 2007	8,113,669	$81	130,000	$1	$274,733	34,703	$(577)	$12,771	$(1,528)	$285,481

Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	9,685	9,685

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(6,952)	(6,952)

Net income	—	—	—	—	—	—	—	53,078	—	53,078

Series C preferred stock dividends	—	—	—	—	(106)	—	—	—	—	(106)

Series D preferred stock dividends (7% per year)	—	—	—	—	(373)	—	—	—	—	(373)

Acquisition of minority interest	—	—	—	—	7,810	—	—	—	—	7,810

Repurchase of common stock	—	—	—	—		6,199	(96)	—	—	(96)

Balance, June 30, 2008	8,113,669	$81	130,000	$1	$282,064	40,902	$(673)	$65,849	$1,205	$348,527

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash used by operating activities

Net income (loss) applicable to common shares	$52,599	$(19,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,074	12,244
Amortization of deferred borrowing costs	3,161	2,762
Gain on sale of land	(3,855)	(1,122)
Gain on sale of income producing properties	(99,974)	(3,648)
Equity in earnings of investees	(4,544)	(700)
(Gain) loss on foreign currency transaction	—	4
Allowance for impairment reserve	7,000
(Gain) loss allocated to minority interest	—	(4)
(Increase) decrease in assets:
Prepaid expense	105	(2,575)
Interest receivable	(591)	—
Escrows	(12,022)	1,472
Rent receivables	(1,919)	(1,577)
Other assets	1,319	(14,916)
Earnest money	(3,967)	5,310
Increase (decrease) in liabilities:
Accrued interest payable	(1,662)	—
Intercompany payable	62,738	—
Other liabilities	(9,057)	15,633

Net cash provided by (used in) operating activities	1,405	(6,736)

Cash Flows from Investing Activities:
Collections on notes receivable	1,671	13,378
Funding of notes receivable	—	—
Proceeds from sale of land	11,592	4,531
Acquisition of land held for development	(15,214)	(14,506)
Acquisition of income producing properties	(63,227)	(112,193)
Construction and development of new properties	(65,413)	(91,682)
Proceeds from sale of real estate	139,674	24,061
Improvement of land held for development	(466)	(2,869)
Improvement of income producing properties	(4,021)	(8,094)
Investment in marketable securities	11,752	(697)
Acquisition of minority interest	71	(1,301)
Investment in unconsolidated real estate entities	(810)	(3,659)

Net cash provided by (used in) investing activities	15,609	(193,031)

Cash Flows from Financing Activities:
Payments on notes payable	(8,995)	(6,332)
Change in due from affiliates	(4,119)	28,186
Proceeds from notes payable	129,085	251,630
Repurchase of common stock	(96)	(393)
Payment on note from sold income producing properties	(146,557)	(62,997)
Deferred borrowing costs	2,775	(10,039)

Net cash provided by (used in) financing activities	(27,907)	200,055

Net increase (decrease) in cash and cash equivalents	(10,893)	288
Cash and cash equivalents, beginning of year	11,239	4,803

Cash and cash equivalents, end of year	$346	$5,091

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash paid for interest	$38,721	$35,473

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain (loss)	$9,685	$(1,101)
Unrealized gain (loss) on marketable securities	$(6,952)	$791
Notes receivable allowance	$(1,500)	$—
Notes receivable received from affiliate	$—	$22,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “TCI”. American Realty Investors, Inc. owns approximately 83.2% of the Company’s common stock (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties.

Properties

The Company owned or had interests in a total property portfolio of 75 and 89 properties as of June 30, 2008 and December 31, 2007, respectively. The commercial properties aggregate approximately 5.4 million and 4.8 million net rentable square feet as of June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 the properties consisted of:

•	27 commercial buildings, which consists of 17 office buildings, six commercial warehouses, and four retail centers;

•	48 apartment communities; and

•	6,325 acres of developed and undeveloped land.

The Company is involved in the construction of 13 apartment development projects as of June 30, 2008. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

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

Newly issued accounting standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

•	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

For the six month period ended June 30, 2008, we sold 22 income producing properties for an aggregate sales price of $151.4 million. We received $55.2 million in cash after paying off $86.0 million in existing debt and we recorded a gain on sale of $99.8 million. We purchased six buildings at an aggregate cost of $62.4 million. The buildings were financed with $17.4 million cash and $42.6 million in new debt, plus accrued closing costs. We sold 80.1 acres of land located in Texas for an aggregate sales price of $11.6 million. We received $2.3 million in cash and provided $2.2 million in seller financing after paying off existing mortgages of $4.7 million. We recorded a $3.9 million gain on sales. We purchased 259.5 acres of land located in Texas for an aggregate purchase price of $16.0 million. The land was financed with $7.1 million in cash and $8.9 million in new debt.

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Developments	Property Sales	Impairment Charges	Reclassifications and Other Adjustments *	Cost 6/30/2008	Accumulated Depreciation 6/30/2008
Apartments	$394,848	$21,647	$—	$—	$—	$—	$—	$79,326	$495,821	$36,304
Apartments under construction	153,144	—	—	49,206	—	—	—	(57,437)	144,913	—
Other developments in progress	99,513	—	—	16,207	—	—	—	51,828	167,548	—
Commercial properties	302,386	41,580	4,021	—	—	—	—	54,273	402,260	63,797
Hotels	35,358	—	—	—	—	—	—	(35,358)	—	—
Land held for development	245,296	15,214	466	—	—	(11,592)	—	(50,437)	198,947	196

Real estate held for investment	$1,230,545	$78,441	$4,487	$65,413	$—	$(11,592)	$—	$42,195	$1,409,489	$100,297

Real estate held for sale	$69,561	$—	$—	$—	$—	$(139,674)	$—	$112,853	$42,740	$5,816

Real estate subject to sales contract	$64,320	$—	$—	$—	$—	$—	$—	$8,714	$73,034	$9,566

*Change is due to reclassification of grouping for discontinued operations or construction.

A summary of selected transactions is discussed below:

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property, accrues interest at Prime plus 0.75%.

On January 25, we sold 14 apartment complexes in a single transaction for an aggregate sales price of $89.9 million and recorded a gain on sale of $65.5 million. We received cash of $25.8 million after paying off existing mortgages of $56.6 million, and $7.5 million in commissions and other closing costs. The properties consisted of:

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

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million. We received cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

On February 6, 2008, we sold the Fairway View Apartments, a 264 unit complex located in El Paso, Texas for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

On February 14, 2008, we sold 3 hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45 room hotel;

•	Majestic Hotel, a 55 room hotel; and

•	Willows Hotel, a 52 room hotel.

On March 28, 2008 we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akedemia, a 161 room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106 unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage secured by the property of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher rate of 6.75% or Prime plus 0.25% and matures in January 2009.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200 unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage secured by the property of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

On June 10, 2008, we sold 20.6 acres of undeveloped land located in Irving, Texas for $7.2 million, recording a $1.9 million gain on sale. We received $2.0 million in cash and provided $2.2 million in seller financing, after paying down $2.9 million in existing debt, and incurring $100,000 in closing costs.

On June 26, 2008, we purchased the Stanford Centre, a 274,684 square foot commercial building located in Dallas, Texas including 3.1 acres of land, for $38.8 million. We financed the transaction with $11.5 million in cash and a $26.1 million mortgage from a commercial bank. In addition, we incurred $1.2 million in accruals and credits at closing. The note accrues interest at LIBOR plus 3.75% and matures on July 1, 2011.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	Oct-2008	9.25%	$3,612	Office Building, Dallas, TX
Atlantic Hotels, LLC	Aug-2009	8.50%	2,000	Atlantic Sands Hotel, Virginia Beach, VA
Basic Capital Management (1)	Oct-2008	7.00%	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	Oct-2008	7.00%	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	Oct-2008	9.00%	4,969	Assignment of partnership interests
Everest Heights Dallas Real Estate, Inc.	Sept-2008	10.00%	2,187	20 acres undeveloped land, Valley Ranch, TX
Garden Centura LP	Sept-2008	7.00%	4,866	Excess cash flow from partnership
Miscellaneous related party notes (1)	Various	Various	2,302
Ocean Beach Partners (1)	Dec-2009	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	Oct-2008	10.00%	2,407	33 acres undeveloped land, Austin, TX
Syntek Acquisition Corp (1)	Aug-2010	Prime +1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	Jul-2009	7.50%	1,638	Unsecured
Accrued interest			1,708
Allowance for estimated losses			(1,978)

Total			$33,119

(1)	Related party

NOTE 4. INVESTMENT IN EQUITY INVESTEES

Unconsolidated real estate entities. TCI’s investment in unconsolidated real estate entities at June 30, 2008 included equity securities of two publicly traded real estate entities, Income Opportunity Realty Investors, Inc. (“IORI”) and ARI, related parties, and interests in real estate joint venture partnerships. ARI is a related party that owns 83.2% of TCI’s common stock and consolidates TCI’s financial accounts and operations.

TCI accounts for its investment in IORI and ARI and the joint venture partnerships using the equity method. Garden Centura, L.P. is accounted for on the cost method.

TCI’s investment in real estate entities at June 30, 2008, was as follows:

Investee	Percentage of TCI’s Ownership at June 30, 2008	Carrying Value of Investment at June 30, 2008	Market Value (a) of Investment at June 30, 2008
IORI	24.92%	$11,673	$4,667
ARI	7.16%	14,680	6,610
Garden Centura, L.P	5.00%	2,003	—
Other		14,023
Allowance for investment		(7,000)

		$35,379

(a)	Based on stock closing price on June 30, 2008 and is not necessarily indicative of the fair market value of the investee’s net assets.

Set forth below is summarized results of operations of equity investees for the first six months of 2008 and 2007:

	2008	2007
Revenues	$31,052	$46,724
Property operating expenses	(25,924)	(33,197)
Depreciation	(3,173)	(3,770)
Interest expense	(13,808)	(19,858)

Loss before gains on sale of real estate and discontinued operations	(11,853)	(10,101)
Gain on sale of real estate	5,902	—
Income (loss) from discontinued operations	21,586	(2,142)

Net income (loss)	$15,635	$(12,243)

NOTE 5. MARKETABLE EQUITY SECURITIES

We own approximately 9.24% of the common stock of Realty Korea CR-REIT Co., Ltd. No. 1 (“CR REIT”). In April, the CR REIT common stock was delisted from the Korean Stock Exchange (KOSPI), in accordance with the corporate restructuring REIT regulation in Korea, and is in the process of liquidation. At that time we received a $4.8 million dividend payout for the partial liquidation of the CR REIT.

NOTE 6. RELATED PARTIES

The following table reconciles the beginning and ending affiliate receivable balances as of June 30, 2008:

Balance, December 31, 2007	$(2,564)
Cash transfers	49,900
Cash repayments	(80,306)
Fees and commissions payable to affiliate	(24,611)
Payables through Prime	(5,157)

Balance, June 30, 2008	$(62,738)

At June 30, 2008, other assets included $369,000 due from an affiliate for rent. In addition, at June 30, 2008 TCI owed $3.5 million to Regis Property Management for management fees and sales commissions. TCI owes Income Opportunity Investors, Inc., an affiliate, $2.1 million in accrued interest relating to Garden Centura land.

NOTE 7. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments	Balance 6/30/2008
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$338,033	$19,307	$—	$—	$(3,269)	$—	$—	$(11,156)	$342,915
Apartments under construction	130,699	—	44,966	—	—	—	—	—	175,665
Other developments in progress	135,755	—	15,846	—	—	—	(4,777)	(32,083)	114,741
Commercial properties	231,804	26,076	—	4,000	(1,715)	—	—	(1,587)	258,578
Hotels	42,917	—	—	—	—	—	—	(42,917)	—
Land held for development	119,294	13,403	—	5,487	(4,219)	(29,193)	—	(2,559)	102,213
Corporate and other	4,425	—	—	—	(20)	(3,902)	—	10,039	10,542
Accrued interest	4,299	—	—	—	—	—	—	1,998	6,297

Real estate held for investment	$1,007,226	$58,786	$60,812	$9,487	$(9,223)	$(33,095)	$(4,777)	$(78,265)	$1,010,951

Real estate held for sale	$107,847	$—	$—	$—	$(228)	$(108,685)	$—	$36,061	$34,995

Real estate subject to sales contract	$62,513	$—	$—	$—	$—	$—	$—	$751	$63,264

With respect to the additional notes payable due to the acquisition of properties, the following summarizes the activity for 2008:

Apartments

In connection with the purchase of Woodmont TCI XIV land in Dallas, Texas on January 15, 2008, we financed the acquisition with a new mortgage loan of $4.1 million collateralized by the land property purchased. The note accrues interest at Prime plus 0.75%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 25, 2009.

In connection with the purchase of Bridgewood apartments in Kaufman, Texas on April 2, 2008, we financed the acquisition with a new mortgage loan of $5.1 million collateralized by the apartment complex purchased. The note accrues interest at Prime plus 0.25%. The note is payable in monthly installments of interest and principal through maturity on January 1, 2009, at which time all accrued unpaid interest and principal are due.

In connection with the purchase of Quail Hollow apartments in Holland, Ohio on April 16, 2008, we financed the acquisition with a new mortgage loan of $11.5 million collateralized by the apartment complex purchased. The note accrues interest at 7.00%. The note is payable in monthly installments of interest and principal through maturity on October 25, 2011, at which time all accrued unpaid interest and principal are due.

Commercial Properties

In connection with the purchase of Stanford Centre office building in Dallas, Texas on June 27, 2008, we financed the acquisition with a new mortgage loan of $26.1 million, collateralized by the office building purchased. The note accrues interest at LIBOR plus 3.75%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 1, 2011.

NOTE 8. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, hotels and land. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. The Company evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

Presented below is the Company’s reportable segments’ operating income for the three and six months ended June 30, 2008 and 2007, including segment assets and expenditures:

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For three months ended 6/30/08
Operating revenue	$14,640	$19,373	$—	$676	$3	$34,692
Operating expenses	8,142	11,294	—	656	(154)	19,938
Depreciation and amortization	2,644	3,264	—	2	—	5,910
Mortgage and loan interest	4,149	8,309	—	3,091	1,282	16,831
Interest income	—	—	—	—	541	541
Gain on land sales	—	—	—	2,580	—	2,580

Segment operating income (loss)	$(295)	$(3,494)	$—	$(493)	$(584)	$(4,866)

Capital expenditures	3,191	4,030	—	3,948	—	11,169
Assets	338,463	604,430	—	323,985	42,314	1,309,192

Property Sales
Sales price	$—	$3,650	$—	$9,598	$—	$13,248
Cost of sale	—	1,735	—	6,868	—	8,603
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$1,915	$—	$2,580	$—	$4,495

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For three months ended 6/30/07
Operating revenue	$14,715	$15,294	$—	$127	$211	$30,347
Operating expenses	8,071	7,826	—	686	470	17,053
Depreciation and amortization	3,156	2,777	—	4	—	5,937
Mortgage and loan interest	4,578	6,943	—	3,884	288	15,693
Gain on land sales	—	—	—	—	662	662

Segment operating income (loss)	$(1,090)	$(2,252)	$—	$(4,447)	$115	$(7,674)

Capital expenditures	2,966	—	—	2,044	—	5,010
Assets	308,252	513,557	—	363,252	—	1,185,061

Property Sales
Sales price	$—	$—	$—	$9,865	$—	$9,865
Cost of sale	—	—	—	6,174	—	6,174
Deferred current gain	—	—	—	3,691	—	3,691
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$—	$—	$—	$—	$—

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance Sheet:

	6/30/2008	6/30/2007
For three months ended
Segment operating income (loss)	$(4,866)	$(7,674)
Other non-segment items of income (expense)
General and administrative	(2,272)	(2,497)
Advisory fees	(2,966)	(2,696)
Litigation	—	—
Bad debt and allowance	—	—
Net income fee	—	—
Other income (expense)	494	495
Equity in earnings of investees	(568)	700
Minority interest	—	(26)
Deferred tax	(1,429)	(417)

Income (loss) from continuing operations	$(11,607)	$(12,115)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	6/30/2008	6/30/2007
Segment assets	$1,309,192	$1,185,061
Investments in real estate partnerships	35,379	34,232
Other assets	124,797	110,192
Assets held for sale	100,392	107,327

Total assets	$1,569,760	$1,436,812

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For six months ended 6/30/08
Operating revenue	$27,574	$37,405	$—	$1,335	$30	$66,344
Operating expenses	17,013	21,789	—	2,396	(233)	40,965
Depreciation and amortization	5,268	6,453	—	4	—	11,725
Mortgage and loan interest	8,549	16,990	—	6,230	2,266	34,035
Interest income	—	—	—	—	1,303	1,303
Gain on land sales	—	—	—	3,855	—	3,855

Segment operating income (loss)	$(3,256)	$(7,827)	$—	$(3,440)	$(700)	$(15,223)

Capital expenditures	3,191	4,030	—	3,948	—	11,169
Assets	338,463	604,430	—	323,985	42,314	1,309,192

Property Sales
Sales price	$35,797	$103,877	$11,749	$12,471	$—	$163,894
Cost of sale	16,949	30,477	4,023	8,466	—	59,915
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$18,848	$73,400	$7,726	$3,855	$—	$103,829

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For six months ended 6/30/07
Operating revenue	$28,532	$31,235	$—	$267	$545	$60,579
Operating expenses	15,419	16,419	—	1,544	499	33,881
Depreciation and amortization	5,053	5,026	—	10	—	10,089
Mortgage and loan interest	7,987	13,611	—	7,360	1,213	30,171
Interest income	—	—	—	—	1,392	1,392
Gain on land sales	—	—	—	1,122	—	1,122

Segment operating income (loss)	$73	$(3,821)	$—	$(7,525)	$225	$(11,048)

Capital expenditures	2,966	—	—	2,044	—	5,010
Assets	308,252	513,557	—	363,252	—	1,185,061

Property Sales
Sales price	$—	$24,650	$—	$22,901	$—	$47,551
Cost of sale	—	21,002	—	18,088	—	39,090
Deferred current gain	—	—	—	3,691	—	3,691
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$3,648	$—	$1,122	$—	$4,770

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance Sheet:

	6/30/2008	6/30/2007
For six months ended
Segment operating income (loss)	$(15,223)	$(11,048)
Other non-segment items of income (expense)
General and administrative	(4,667)	(5,205)
Advisory fees	(5,962)	(5,096)
Litigation	—	—
Bad debt and allowance	(7,000)	—
Net income fee	—	704
Other income (expense)	796	819
Equity in earnings of investees	4,544	700
Minority interest	—	4
Deferred tax	28,207	(15)

Income (loss) from continuing operations	$695	$(19,137)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	6/30/2008	6/30/2007
Segment assets	$1,309,192	$1,185,061
Investments in real estate partnerships	35,379	34,232
Other assets	124,797	110,192
Assets held for sale	100,392	107,327

Total assets	$1,569,760	$1,436,812

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Rental	$1,601	$10,973	$6,254	$20,110
Property operations	1,579	6,982	4,138	13,560

	22	3,991	2,116	6,550
Expenses
Interest	(709)	(3,892)	(6,444)	(7,464)
General and administrative	(548)	(217)	(605)	(217)
Depreciation	(179)	(1,073)	(528)	(2,559)

	(1,436)	(5,182)	(7,577)	(10,240)

Net loss from discontinued operations before gains on sale of real estate	(1,414)	(1,191)	(5,461)	(3,690)
Gain on sale of discontinued operations	1,915	—	99,974	3,648
Net income fee to affiliate	(4,586)	—	(4,586)
Net sales fee to affiliate	—	—	(9,337)	—

Income (loss) from discontinued operations	(4,085)	(1,191)	80,590	(42)
Tax benefit	1,429	417	(28,207)	15

Income (loss) from discontinued operations	$(2,656)	$(774)	$52,383	$(27)

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. TCI is the limited partner in partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Guarantees. We are a joint grantor, with Income Opportunity Realty Investors, Inc., an affiliated entity, on a loan with an outstanding balance of $37.3 million as of June 30, 2008. We have $8.7 million of this amount included in the Notes and interest payable section on our balance sheet. As a joint grantor of the loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

NOTE 11. SUBSEQUENT EVENTS

On July 23, 2008, we purchased 24.1 acres of land known as Las Colinas land located in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage secured by the property.

On July 23, 2008, we purchased 246.0 acres of land known as Windmill Farms Harlan land located in Kaufman County, Texas for $6.8 million. We financed the transaction with $1.3 million cash and seller financing of $5.5 million.

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

•	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

•	demand for apartments and commercial properties in the Company’s markets and the effect on occupancy and rental rates;

•	the Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

•	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

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

The risks included here are not exhaustive. Other sections of this report, including “Part I, Item I Business Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

TCI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. TCI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. TCI acquires land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller. During 2008, we acquired over $78.4 million and sold over $163.0 million of land and income-producing properties.

As of June 30, 2008, the Company owned approximately 9,356 units in 48 residential apartment communities and 27 commercial properties of approximately 5.4 million rentable square feet. In addition, we own over 6,325 acres of land held for development and 13 projects under construction.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We financed our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. TCI is advised by Prime under a contractual arrangement that is reviewed annually by TCI’s Board of Directors. TCI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. TCI currently contracts with four third-party companies to manage the Company’s apartment communities. Approximately 83.2% of TCI’s common stock is owned by ARI. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARI. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Real Estate

Upon acquisitions of real estate, TCI assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards, SFAS No. 141, “Business Combinations.” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost.” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Revenues for hotel properties for room sales and guest services are recognized as rooms are occupied and services are rendered.

An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When TCI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

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

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	the collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

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

Cash and cash equivalents were $346,000 and $5.1 million as of the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, cash provided by operating activities was $1.4 million, cash provided by investing activities was $15.6 million and cash used in financing activities was $(27.9) million.

Cash provided by operating activities was $1.4 million for the six months ended June 30, 2008. Our primary source of cash from operating activities is from rental income on properties. Our primary use of cash for operations is from daily operating costs, general and administrative, interest expense, and land holding costs.

Cash provided by investing activities was $15.6 million. The majority of the cash is from the sale of income producing properties of $139.7 million. We sold 22 properties in seven transactions. The most significant transaction was the sale of 14 apartments; The 4400, Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairway, Fountains at Waterford, Hunters Glen, Southgate, Sunchase, Thornwood, Westwood, and Woodview located in Midland and Odessa, Texas in a single transaction. This was followed by the sale of three hotels in a single transaction; City Suites, Majestic, and the Willows, located in Chicago, Illinois and five other transactions consisting of the Lexington commercial building in Colorado Springs, Colorado, the Fairway View apartments in El Paso, Texas, the Executive Court in Memphis, Tennessee, the Hotel Akademia in Worclaw, Poland, and the Willow Creek apartments in El Paso, Texas. The sale of land provided $11.6 million. We sold 80.1 acres of undeveloped land located in Texas. We received $11.8 million from our investments in marketable securities. This was offset by $(63.2) million used to purchase income producing properties. We acquired six properties consisting of two apartment complexes; Bridgewood Ranch in Kaufman, Texas, and Quail Hollow in Holland, Ohio and four commercial buildings; Alpenloan building in Dallas, Texas, Teleport Boulevard building in Irving, Texas, Thermalloy Building in Farmers Branch, Texas, and Stanford Centre in Dallas, Texas. We used $(65.4) million on the construction and development of 13 apartment complexes. In addition, we purchased 259 acres of undeveloped land in Dallas, Texas and the surrounding area for $(15.2) million.

Cash used in financing activities was $(27.9) million. We paid off the existing notes on properties sold consisting of 22 buildings and 80.1 acres of land using $(146.6) million. We paid down $(9.0) million in recurring debt obligations. This was offset by $129.1 million in note proceeds which were used to acquire 259 acres of undeveloped land, two apartments, Bridgewood and Quail Hollow, and four commercial buildings, Alpenloan building, Teleport Boulevard building, Thermalloy building and Stanford Centre.

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

Related Party Transactions

The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our company.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily concerning payment of mortgages.

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations” for the three and six months ended June 30, 2008 and 2007 as included in “Part 1, Item 1 Financial Statements” of this report. We had or owned interests in a total property portfolio of 75 and 93 properties as of June 30, 2008 and 2007, respectively.

Comparison of the three months ended June 30, 2008 as compared to the same period ended June 30, 2007

For the three months ended June 30, 2008, TCI reported a net loss applicable to common shares of $(14.5) million or $(1.80) per diluted earnings per share, as compared to a net loss applicable to common shares of $(13.1) million or $(1.66) per diluted earnings per share.

Revenues

Rental and other property revenues increased by $4.3 million for the three months ended June 30, 2008 as compared to the same period ended 2007. A significant portion of the increase was from apartments that are in the lease up stage. For the three months ended June 30, 2008, we had 14 new apartments in the lease up stage with revenues of $4.0 million as compared to five new apartments in the lease up stage during the same period ended 2007 with revenues of $1.4 million in revenues. New properties acquired during the second quarter 2008 increased revenues by $600,000. Revenues generated from our land holdings were up by $550,000 in 2008 as compared to 2007. The remainder of increase is due to an overall increase in occupancy in both the commercial and apartment portfolios.

Expenses

Property operating expenses increased by $2.9 million for the three months ended June 30, 2008 as compared to the same period ended June 30, 2007. The majority of the increase of $1.9 million was due to our new apartments which are in the lease up phase, and $300,000 came from our acquisitions of new properties in the second quarter of 2008. The remainder of the increase is from an overall increase in prices effecting operating costs.

Depreciation and amortization were relatively consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

General and administrative costs were also consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

Advisory fees increased by $270,000 for the three months ended June 30, 2008 as compared to the same period ended 2007. The increase is due to an overall increase in revenues in our operating activities. Advisory fees are based in part on revenues received.

Other Income/ Expense

Interest income decreased by $121,000 for the three months ended June 30, 2008 as compared to the same period ended 2007. This is due to our reduction in notes receivable from our affiliates compared to the prior period ended 2007.

Other income was relative consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

Mortgage and loan interest expense increased by $1.1 million for the three months ended June 30, 2008 as compared to the same period ended 2007. The majority of the increase of $1.0 million is due to new apartments in the lease up phase. During the construction of the apartments the interest expense is capitalized. Once construction is completed and the apartments start leasing up, the interest on the construction loans goes to expense. Of the 14 apartments currently in the lease up phase, ten of those apartments incurred interest expense during the three months ended June 2008, and no interest expense was incurred for the same period ended 2007.

Gain on land sales was $2.6 million for the three month period ended June 30, 2008. We sold 66.2 acres of undeveloped land in Texas in four transactions, averaging a gain of $41,000 per acre. No land was sold during the same period ended 2007.

Equity in investees decreased by $1.3 million for the three months ended June 30, 2008 as compared to the same period ended 2007. The equity in investees represents our equity prorata share of the unconsolidated investments. The majority of the decrease is due to loss incurred during the second quarter in our investment in Income Opportunity Realty Investors, Inc., an affiliated entity.

Net loss from discontinued operations decreased by $1.9 million for the three months ended June 30, 2008 as compared to the same period ended 2007. Discontinued operations relates to 25 apartments of which one was sold in the second quarter of 2008 and six commercial buildings and four hotels. Income from discontinued operations for the three months ended June 30, 2008 and 2007 is included below:

	For the Three Months Ended June 30,
	2008	2007
Revenue
Rental	$1,601	$10,973
Property operations	1,579	6,982

	22	3,991

Expenses
Interest	(709)	(3,892)
General and administration	(548)	(217)
Depreciation	(179)	(1,073)

	(1,436)	(5,182)

Net loss from discontinued operations before gains on sale of real estate	(1,414)	(1,191)
Gain on sale of discontinued operations	1,915	—
Net income fee to affiliate	(4,586)	—
Net sales fee to affiliate	—	—

Income (loss) from discontinued operations	(4,085)	(1,191)
Tax benefit	1,429	417

Income (loss) from discontinued operations	$(2,656)	$(774)

Comparison of the six months ended June 30, 2008 as compared to the same period ended June 30, 2007

For the six months ended June 30, 2008, TCI reported a net income applicable to common shares of $52.6 million or $6.51 per diluted earnings per share, as compared to a net loss applicable to common shares of $(19.6) million or $(2.49) per diluted earnings per share.

Revenues

Rental and other property revenues increased by $5.8 million for the six month period ended June 30, 2008 as compared to the same period ended 2007. Our new apartments which are in the lease up phase generated an increase in revenues of $4.6 million. We have 14 new apartments that are currently in the lease up phase. These new apartments generated revenues of $7.1 million for the six month period ended June 30, 2008, as compared to five apartments in the lease up phase generating $2.5 million in revenues for the same period ended 2007. Current year acquisitions provided additional revenues of $600,000. The remaining increase is due to overall increased occupancies in both our apartments and commercial portfolios.

Expenses

Property operating expenses increased by $7.1 million for the six months ended June 30, 2008 as compared to the same period ended 2007. Our new apartments that went into lease up phase increased our operating expenses by $3.6 million. We had 14 apartments in lease up phase as compared to five in the prior period ended June 30, 2007 and the operating costs in our apartment portfolio increased by $1.8 million. The operating costs on our commercial portfolio increased by $1.6 million as compared to prior period. The remaining difference is due to a slight increase in our land holding costs.

Depreciation increased by $1.6 million for the six month period ended June 30, 2008 as compared to the same period ended 2007. The majority of the increase is due to our new apartments which were completed and went into the lease up phase, and the acquisition of new properties during the current period.

General and administrative expenses decreased by $538,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. This is due to management’s efforts to control costs.

The advisory fee to the affiliate increased by $866,000 for the six month period ended June 30, 2008 as compared to the same period ended 2007. The fee is based in part on our gross net assets which have increased as compared to the prior period.

Other Income/Expense

Interest income for the six months ended June 30, 2008 is relatively consistent as compared to the same period ended 2007.

Other income for the six months ended June 30, 2008 is relatively consistent as compared to the same period ended 2007.

Mortgage and loan interest expense increased by $3.9 million for the six months ended June 30. 2008 as compared to the same period ended 2007. The majority of the increase of $3.3 million is due to new apartments in the lease up phase. During the construction of the apartments the interest expense is capitalized. Once construction is completed and the apartments start leasing up, the interest expense on the loans goes to expense. Of the 14 apartments currently in the lease up phase, ten of those apartments incurred interest expense during the six months ended June 2008, and no interest expense for the same period ended 2007. The remaining increase is due to higher rates on new loans that accompanied the purchases of our properties, and higher rates associated with the refinancings of existing debt.

Bad debt allowance expense was $7.0 million for the six months ended June 30, 2008. Management recorded an allowance account against various investments within our portfolio.

Gain on land sales was $3.6 million for the six month period ended June 30, 2008. We sold 80.1 acres of land for an average gain of $50,000 per acre.

Net income fee to affiliate decreased by $700,000 for the six months ended June 30, 2008 as compared to the same period ended June 30, 2007. This fee is based on our income. There is no fee from continuing operations due to losses incurred during the quarter.

Equity in income of investee increased by $3.8 million for the six months ended June 30, 2008 as compared to the same period ended 2007. The majority of the increase is due to our equity prorata share of the earnings of Income Opportunity Realty Investors, Inc., an affiliated entity.

Income from discontinued operations increased by $52.4 million for the six months ended June 30, 2008 as compared to the same period ended 2007. Discontinued operations relates to 25 apartments of which 16 were sold in 2008 and six commercial buildings of which two were sold in 2008 and four hotels were sold in 2008. Income from discontinued operations for the six months ended June 30, 2008 and 2007 is included below:

	For the Six Months Ended June 30,
	2008	2007
Revenue
Rental	$6,254	$20,110
Property operations	4,138	13,560

	2,116	6,550

Expenses
Interest	(6,444)	(7,464)
General and administrative	(605)	(217)
Depreciation	(528)	(2,559)

	(7,577)	(10,240)

Net loss from discontinued operations before gains on sale of real estate	(5,461)	(3,690)
Gain on sale of discontinued operations	99,974	3,648
Net income fee to affiliate	(4,586)
Net sales fee to affiliate	(9,337)	—

Income (loss) from discontinued operations	80,590	(42)
Tax benefit	(28,207)	15

Income (loss) from discontinued operations	$52,383	$(27)

Tax Matter

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI reported a loss, after the use of net operating loss carryforwards, for federal income tax purposes in the first six months of 2008 and a loss, after the use of net operating loss carryforwards, in the first six months of 2007; therefore, it recorded no provision for income taxes.

At June 30, 2008, TCI had a net deferred tax asset of $34 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

Inflation

The effects of inflation on TCI’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2008, TCI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Notes payable:
Variable rate	$281,825	6.03%

Total decrease in TCI’s annual net income			$2,818

Per share			0.35

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, Transcontinental Realty Investors, Inc. (the “Company”) repurchased 1,700 shares of its equity securities. The following table sets forth a summary by month for the quarter of repurchases made and the specified number of shares that may be repurchased under the stock repurchase program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Period
Balance as of March 31, 2008			1,284,512	124,488
April 30, 2008	600	$18.15	1,285,112	123,888
May 31, 2008	700	$18.00	1,285,812	123,188
June 30, 2008	400	$16.48	1,286,212	122,788

Total	1,700

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.3*	Certification Chief Accounting Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ David R. Fletcher
David R. Fletcher
Executive Vice President and Chief Financial Officer

Date: August 14, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2008

Exhibit Number	Description of Exhibits
31.1*	Certification Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.3*	Certification Chief Accounting Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith