Form 10-Q
period 2008-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2008-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at October 31, 2008)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS INC

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real Estate held for investment	$1,507,114	$1,327,913
Less-accumulated depreciation	(108,428)	(97,368)

	1,398,686	1,230,545

Real estate held for sale	3,285	69,561
Real estate subject to sales contracts	63,030	64,320

Notes and interest receivable performing (including $11,674 in 2008 and $4,339 in 2007 from affiliates and related parties)	48,499	34,677
Allowance for losses	(1,978)	(1,978)

	46,521	32,699
Cash and cash equivalents	3,114	11,239
Marketable equity securities, at market value	1,405	13,157
Investment in equity investees	26,396	27,569
Other Assets (including $252 in 2008 and $151 in 2007 from affiliates and related parties)	87,614	72,099

	$1,630,051	$1,521,189

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable (including $9,018 in 2008 and $8,270 in 2007 from affiliates and related parties)	$1,077,734	$1,007,226
Liabilities related to assets held for sale	4,884	107,847
Liabilities related to assets subject to sales contract	60,848	62,513
Other Liabilities (including $87,150 in 2008 and $2,807 in 2007 from affiliates and related parties)	140,330	56,501

	1,283,796	1,234,087

Commitments and contingencies	—	—
Minority Interest	2,522	1,621

Shareholders’ equity:
Common Stock, $.01 par value; authorized, 10,000,000 shares; issued and outstanding 8,113,669 and 8,078,966 shares at 2008 and 2007.	81	81
Preferred Stock
Series C: $.01 par value; authorized 10,000,000 shares; issued and outstanding 30,000 shares at 2008 and 2007 respectively (liquidation preference $100 per share).	—	—
Series D: $.01 par value; authorized, issued and outstanding 100,000 shares at 2008 and 2007 (liquidation preference $100 per share)	1	1
Paid-in capital	283,244	274,733
Treasury stock	—	(577)
Accumulated distributions in excess of accumulated earnings	59,202	12,771
Other Comprehensive Income (loss)	1,205	(1,528)

	343,733	285,481

	$1,630,051	$1,521,189

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenue:
Rental and other property revenues (including $205 and $96 for the three months ended, $574 and $798 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	$36,641	$30,793	$105,127	$93,632

Expenses:
Property operating expenses (including $1,843 and $1,822 for the three months ended, $5,306 and $5,294 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	23,619	19,437	66,100	54,523
Depreciation and amortization	5,039	5,573	17,020	15,917
General and administrative (including $1,368 and $824 for the three months ended, $3,297 and $2,412 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	2,208	2,201	6,886	7,406
Advisory fee to affiliate	2,894	2,773	8,857	7,869

Total operating expenses	33,760	29,984	98,863	85,715
Operating income	2,881	809	6,264	7,917

Other income (expense):
Interest income (including $401 and $55 for the three months ended, $633 and $743 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	688	526	1,990	1,917
Other income	2,410	251	3,206	1,069
Mortgage and loan interest expense (including $1,188 and $183 for the three months ended, $1,610 and $546 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	(16,621)	(17,476)	(51,639)	(48,591)
Provision for allowance on notes receivables and impairment	—	(2,683)	(7,000)	(2,683)

Total other income (expense)	(13,523)	(19,382)	(53,443)	(48,288)
Loss before gain on land sales, minority interest and equity in earnings (loss) of investee	(10,642)	(18,573)	(47,179)	(40,371)
Gain on land sales	696	5,754	4,551	6,875
Net income fee to affiliate	—	—	—	704
Minority interest	—	19	—	22
Equity in income (loss) of investees	(1,863)	—	2,681	—

Loss from continuing operations before income tax expense	(11,809)	(12,800)	(39,947)	(32,770)
Income tax benefit	1,807	2,931	30,232	3,135

Net loss from continuing operations	(10,002)	(9,869)	(9,715)	(29,635)

Income from discontinued operations before income taxes	5,162	8,374	86,378	8,958
Income tax expense	(1,807)	(2,931)	(30,232)	(3,135)

Net income from discontinuing operations	3,355	5,443	56,146	5,823

Net income (loss)	(6,647)	(4,426)	46,431	(23,812)
Preferred dividend requirement	(239)	(228)	(718)	(684)

Net income (loss) applicable to common shares	$(6,886)	$(4,654)	$45,713	$(24,496)

Earnings per share
Basic earning per share:
Net income (loss) from continued operations	(1.27)	(1.27)	(1.29)	(3.83)
Discontinued operations	0.42	0.69	6.95	0.74

Net income (loss) applicable to common shares	$(0.85)	$(0.58)	$5.66	$(3.09)

Diluted earnings per share:
Net income (loss) from continued operations	$(1.27)	$(1.27)	$(1.29)	$(3.83)
Discontinued operations	0.42	0.69	6.95	0.74

Net income (loss) applicable to common shares	$(0.85)	$(0.58)	$5.66	$(3.09)

Weighted average common shares used in computing earnings per share:
Basic	8,083,882	7,942,089	8,077,663	7,910,111
Diluted	8,083,882	7,942,089	8,077,663	7,910,111

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008

(dollars in thousands)

(unaudited)

	SHARES OF COMMON STOCK		SHARES OF PREFERRED STOCK		PAID-IN CAPITAL	SHARES OF TREASURY STOCK		ACCUMULATED (DEFICIT) RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL CAPITAL
	SHARES	AMOUNT	SHARES	AMOUNT		SHARES	AMOUNT
Balance, December 31, 2007	8,113,669	$81	130,000	$1	$274,733	34,703	$(577)	$12,771	$(1,528)	$285,481
Unrealized gain on foreign currency translation									9,685	9,685
Unrealized gain on marketable securities									(6,952)	(6,952)
Net income								46,431		46,431
Series C preferred stock dividends					(159)					(159)
Series D preferred stock dividends (7% per year)					(559)					(559)
Acquisition of minority interest					9,229					9,229
Repurchase/sale of treasury shares, net						(34,703)	577			577

Balance, September 30, 2008	8,113,669	$81	130,000	$1	$283,244	—	$—	$59,202	$1,205	$343,733

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash used by operating activities
Net income (loss) applicable to common shares	$45,713	$(24,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,310	18,993
Amortization of deferred borrowing costs	3,995	3,572
Gain on sale of land	(4,551)	(6,875)
Gain on sale of income producing properties	(100,218)	(12,175)
Provision of impairment	—	2,683
Equity in earnings of investees	(5,579)	—
Loss on foreign currency translation	—	37
Allowance for impairment reserve	7,000	—
(Gain) loss allocated to minority interest	—	(22)
(Increase) decrease in assets:
Prepaid expense	(352)	(2,436)
Interest receivable	(714)	(215)
Escrows	(12,072)	(8,720)
Rents receivables	(3,539)	(795)
Other assets	(209)	6,598
Earnest money	10	4,597
Increase (decrease) in liabilities:
Accrued interest payable	(1,034)	—
Intercompany change	83,197	—
Other liabilities	633	12,306

Net cash provided by (used in) operating activities	29,590	(6,948)

Cash Flows from Investing Activities:
Change in notes receivable	(11,608)	13,582
Proceeds from sale of land	14,558	58,145
Acquisition of land held for development	(49,987)	(24,940)
Acquisition of income producing properties	(62,455)	(112,180)
Construction and development of new properties	(103,949)	(165,871)
Proceeds from sale of real estate	155,009	40,203
Improvement of land held for development	(1,444)	(352)
Improvement of income producing properties	(7,829)	(8,834)
Investment in marketable securities	11,752	(731)
Acquisition of minority interest	901	2,884
Investment in unconsolidated real estate entities	8,173	(6,095)

Net cash used in investing activities	(46,879)	(204,189)

Cash Flows from Financing Activities:
Payments on notes payable	(17,244)	(104,030)
Change in due from affiliates	(1,440)	10,724
Proceeds from notes payable	178,097	385,365
Repurchase of common stock	577	(470)
Payment on notes from sold income producing properties	(153,558)	(65,497)
Deferred borrowing costs	2,732	(12,558)

Net cash provided by financing activities	9,164	213,534

Net increase (decrease) in cash and cash equivalents	(8,125)	2,397
Cash and cash equivalents, beginning of year	11,239	4,803

Cash and cash equivalents, end of year	$3,114	$7,200

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Supplemental disclosure of cash flow information
Cash paid for interest	$57,835	$57,864

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$9,685	$4,427
Unrealized loss on marketable securities	$(6,952)	$(1,596)
Notes receivable allowance	$(1,500)	$—
Notes receivable for treasury stock	$—	$3,353
Land exchanged with non-affiliated party	$—	$(900)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “TCI”. American Realty Investors, Inc. owns approximately 83.0% of the Company’s common stock (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

Properties

The Company owned or had interests in a total property portfolio of 80 and 89 properties as of September 30, 2008 and December 31, 2007, respectively. The commercial properties aggregate approximately 5.1 million and 4.8 million net rentable square feet as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the properties consisted of:

•	29 commercial buildings, which consists of 20 office buildings, five commercial warehouses, and four retail centers;

•	51 apartment communities; inclusive of development properties in the lease up phase, excluding apartments being developed;

•	7,425 acres of developed and undeveloped land.

The Company is involved in the construction of nine apartment development projects as of September 30, 2008. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

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

Newly issued accounting standards

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

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS No. 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

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

NOTE 2. REAL ESTATE ACTIVITY

For the nine month period ended September 30, 2008, we sold 23 income producing properties for an aggregate sales price of $155.0 million. We received $55.4 million in cash after paying off $89.1 million in existing debt and we recorded a gain on sale of $100.0 million before minority interest. We purchased six buildings at an aggregate cost of $62.4 million. The buildings were financed with $17.4 million cash and $42.6 million in new debt, plus accrued closing costs. We sold 128.8 acres of land located in Texas for an aggregate sales price of $14.6 million. We received $4.2 million in cash and provided $2.2 million in seller financing after paying off existing mortgages of $6.1 million. We recorded a $4.6 million gain on land sales before minority interest. We purchased 1,128.9 acres of land located in Texas for an aggregate purchase price of $50.0 million. The land purchases were financed with $15.2 million in cash and $33.4 million in new debt.

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Developments	Property Sales	Impairment Charges	Reclassifications and Other Adjustments*	Cost 9/30/2008	Accumulated Depreciation 9/30/2008
Apartments	$394,848	$20,875	$2,659	$—	$61,384	$—	$—	$101,594	$581,360	$42,908
Apartments under construction	153,144	—	—	68,681	(61,384)	—	—	(57,437)	103,004	—
Other developments in progress	99,513	16,425	—	35,268	—	—	—	61,344	212,550	—
Commercial properties	302,386	41,580	5,170	—	—	—	—	55,085	404,221	65,333
Hotels	35,358	—	—	—	—	—	—	(35,358)	—	—
Land held for development	245,296	33,562	1,444	—	—	(14,558)	—	(59,765)	205,979	187

Real estate held for investment	$1,230,545	$112,442	$9,273	$103,949	$—	$(14,558)	$—	$65,463	$1,507,114	$108,428

Real estate held for sale	$69,561	$—	$—	$—	$—	$(155,009)	$—	$89,771	$4,323	$1,038

Real estate subject to sales contract	$64,320	$—	$—	$—	$—	$—	$—	$8,713	$73,033	$10,003

*	Change is due to reclassification of grouping for discontinued operations or construction.

A summary of some of the significant transactions are discussed below:

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV, LP for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property and accrues interest at Prime plus 0.75%.

On January 25, 2008, we sold 14 apartment complexes in a single transaction for an aggregate sales price of $89.9 million and recorded a gain on sale of $65.5 million. We received cash of $25.8 million after paying off existing mortgages of $56.6 million, and $7.5 million in commissions and other closing costs.

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

On February 14, 2008, we sold three hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45 room hotel;

•	Majestic Hotel, a 55 room hotel; and

•	Willows Hotel, a 52 room hotel.

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akademia, a 161 room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106-unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher rate of 6.75% or Prime plus 0.25% and matures in March 31, 2019.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200 unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

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

On July 23, 2008, we purchased 24.1 acres of land known as Las Colinas land located in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage secured by the property. The note accrues interest at Prime plus 4.00% and matures on July 23, 2010.

On July 23, 2008, we purchased 246.0 acres of land known as Windmill Farms Harlan land located in Kaufman County, Texas for $6.8 million. We financed the transaction with $1.3 million cash and seller financing of $5.5 million. The note accrues interest at 2.00% for the first year, 4.00% for the second year and 6.00% for the third year and each year thereafter and matures on July 23, 2013.

On August 12, 2008, we purchased 833.4 acres of land in Forney, Texas known as Travis Ranch land for $18.7 million. We financed the transaction with $2.2 million cash, a $5.8 million loan with a commercial lender and a $7.5 million loan provided by the seller. In addition, we accrued $3.2 million in commissions and closing costs. The commercial note and seller financing both accrue interest at 5.00% and are due upon demand.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	Oct-2008	9.25%	$3,612	Office Building, Dallas, TX
Atlantic Hotels, LLC	Aug-2009	8.50%	2,000	Atlantic Sands Hotel, Virginia Beach, VA
Basic Capital Management (1)	Oct-2011	7.00%	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	Oct-2011	7.00%	1,523	Retail building, Cary, NC
CTMGT Travis Ranch, LLC	Aug-2014	6.00%	7,598	Unsecured
CTMGT Travis Ranch, LLC	Demand	5.00%	7,542	Unsecured
Dallas Fund XVII LP	Oct-2009	9.00%	5,296	Assignment of partnership interests
Garden Centura LP	N/A	7.00%	4,901	Excess cash flow from partnership
Miscellaneous related party notes (1)	Various	Various	2,266	Various security interests
Ocean Beach Partners (1)	Dec-2009	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	Oct-2008	10.00%	2,407	33 acres undeveloped land, Austin, TX
Syntek Acquisition Corp (1)	Aug-2010	Prime + 1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	Jul-2009	7.50%	1,638	Unsecured
Accrued interest			1,831	—
Allowance for estimated losses			(1,978)	—

Total			$46,521

(1)	Related Party

NOTE 4. INVESTMENT IN EQUITY INVESTEES

We have equity investments in various entities. We account for these investees based on our ownership and controlling interest. ARL is our parent company and owns approximately 83% of our common shares. ARL consolidates our financial statements. The table below lists our equity holdings. Investments less than $500,000 are aggregated in the “other” account, (amounts in thousands except for percentages).

Investee	Percentage of TCI’s Ownership at September 30, 2008	Carrying Value of Investment at September 30, 2008
IOT	24.92%	$12,757
ARL	2.53%	5,372
Garden Centura, L.P.	5.00%	2,024
Other		13,243
Allowance		(7,000)

		$26,396

Set forth below is summarized results of operations of the equity method investments for the first nine months of 2008 and 2007.

	2008	2007
Revenues	$46,140	$66,698
Property operating expenses	(37,272)	(49,747)
Depreciation	(4,678)	(5,986)
Interest expense	(19,801)	(28,857)
Involuntary conversion	7,434	—
Income tax benefit	9,166	—

Gain (loss) before gains on sale of real estate and discontinued operations	989	(17,892)
Gain on sale of real estate	1,459	3,504
Income (loss) from discontinued operations	26,378	(24)

Net income (loss)	$28,826	$(14,412)

On September 9, 2008, we transferred 470,000 shares of ARL stock, representing 5.00% of our ownership in ARL, to Syntek Acquisition Corporation, an affiliated entity, for $9.2 million.

NOTE 5. MARKETABLE EQUITY SECURITIES

TCI owns approximately 9.24% of the common stock of Realty Korea CR-REIT Co., Ltd. No. 1(“CR REIT”). In April 2008, in accordance with the corporate restructuring REIT regulation in Korea, the CR REIT common stock was delisted from the Korean Stock Exchange (KOSPI) and is in the process of liquidation. We have received $4.8 million in dividend payouts for the partial liquidation of the CR REIT.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2008.

Balance, December 31, 2007	$(2,564)
Cash transfers	59,209
Cash repayments	(108,534)
Fees and commissions payable to affiliate	(29,477)
Payables through Prime	(1,831)

Balance, September 30, 2008	$(83,197)

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The affiliated amounts included in assets and liabilities, and the affiliated revenues and expense received/paid are shown on the face of the financial statements

On September 5, 2008, we sold 40,902 shares of our treasury stock to Syntek Acquisition Corporation, an affiliated entity for $673,000. The proceeds were used to pay down the affiliated receivables.

NOTE 7. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments*	Balance 9/30/2008
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$338,033	$16,536	$—	$—	$(4,096)	$—	$(2,882)	$28,176	$375,767
Apartments under construction	130,699	—	54,348	—	—	—	—	—	185,047
Other developments in progress	135,755	13,366	16,112	—	(1,886)	—	(4,777)	(39,807)	118,763
Commercial properties	231,804	26,075	—	4,000	(2,667)	—	—	(3,836)	255,376
Hotels	42,917	—	—	—	—	—	—	(42,917)	—
Land held for development	119,294	40,402	—	7,258	(6,216)	(30,086)	—	(3,824)	126,828
Corporate and other	4,425	—	—	—	(207)	(3,902)	—	9,967	10,283
Accrued interest	4,299	—	—	—	—	—	—	1,371	5,670

Real estate held for investment	$1,007,226	$96,379	$70,460	$11,258	$(15,072)	$(33,988)	$(7,659)	$(50,870)	$1,077,734

Real estate held for sale	$107,847	$—	$—	$—	$(249)	$(111,911)	$—	$9,197	$4,884

Real estate subject to sales contract	$62,513	$—	$—	$—	$(1,923)	$—	$—	$258	$60,848

*	Change is due to reclassification of grouping for discontinued operations or construction.

With respect to the additional notes payable due to the acquisition of properties, a summary of some of the more significant transactions are discussed below:

Apartments

In connection with the purchase of Woodmont TCI XIV, LP land in Dallas, Texas on January 15, 2008, we financed the acquisition with a new mortgage loan of $4.1 million collateralized by the land property purchased. The note accrues interest at Prime plus 0.75%. The note is payable in monthly installments of interest only with the balance and all unpaid and accrued interest due at maturity on July 25, 2009.

In connection with the purchase of Bridgewood apartments in Kaufman, Texas on April 2, 2008, we financed the acquisition with a new mortgage loan of $5.1 million collateralized by the apartment complex purchased. The note accrues interest at Prime plus 0.25%. The note is payable in monthly installments of interest and principal through maturity on January 1, 2019, at which time all accrued unpaid interest and principal are due.

In connection with the purchase of Quail Hollow apartments in Holland, Ohio on April 16, 2008, we financed the acquisition with a new mortgage loan of $11.5 million collateralized by the apartment complex purchased. The note accrues interest at 7.00%. The note is payable in monthly installments of interest and principal through maturity on October 1, 2011, at which time all accrued unpaid interest and principal are due.

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

Land

In connection with the purchase of Las Colinas land located in Irving, Texas on July 23, 2008, we financed the acquisition with a new mortgage loan of $4.5 million collateralized by the land property purchased. The note accrues interest at Prime plus 4.00%. The note is payable in monthly installments of interest only with the balance and all unpaid and accrued interest due at maturity on July 23, 2010.

In connection with the purchase of Windmill Farms Harlan land located in Kaufman County, Texas on July 23, 2008, we financed the acquisition with seller financing of $5.5 million. The note accrues interest at 2.00% for the first year, 4.00% for the second year and 6.00% for the third year and each year thereafter. The note is payable in monthly installments of interest only with the balance and all unpaid and accrued interest due at maturity on July 23, 2013.

In connection with the purchase of Travis Ranch land in Forney, Texas on August 12, 2008, we financed the acquisition with a new mortgage loan of $5.8 million and seller financing of $7.5 million. The commercial note and seller financing both accrue interest at 5.00%. The balance and all unpaid and accrued interest are due upon demand.

NOTE 8. OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, hotels and land. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. The Company evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

Presented below is the Company’s reportable segments’ operating income for the three months ended September 30, 2008 and 2007, including segment assets and expenditures:

For three months ended 9/30/08	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$15,013	$21,493	$—	$153	$(18)	$36,641
Operating expenses	8,577	13,633	—	867	542	23,619
Depreciation and amortization	1,802	3,236	—	1	—	5,039
Mortgage and loan interest	4,273	9,030	—	2,173	1,145	16,621
Interest income	—	—	—	—	688	688
Gain on land sales	—	—	—	696	—	696

Segment operating income (loss)	$361	$(4,406)	$—	$(2,192)	$(1,017)	$(7,254)

Capital expenditures	3,899	86	—	—	—	3,985
Assets	338,891	652,603	—	407,195	—	1,398,689

Property Sales
Sales price	$3,586	$—	$—	$2,087	$—	$5,673
Cost of sale	3,342	—	—	1,391	—	4,733
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$244	$—	$—	$696	$—	$940

For three months ended 9/30/07	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$13,190	$17,656	$—	$93	$(146)	$30,793
Operating expenses	8,350	9,934	—	466	687	19,437
Depreciation and amortization	2,654	2,917	—	2	—	5,573
Mortgage and loan interest	4,589	7,677	—	3,253	1,957	17,476
Interest income	—	—	—	—	526	526
Gain on land sales	—	—	—	5,754	—	5,754

Segment operating income (loss)	$(2,403)	$(2,872)	$—	$2,126	$(2,264)	$(5,413)

Capital expenditures	6,179	20	—	—	—	6,199
Assets	300,412	595,604	—	345,501	(17,386)	1,224,131

Property Sales
Sales price	$9,350	$3,680	$—	$12,822	$—	$25,852
Cost of sale	5,926	2,641	—	7,068	—	15,635
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	4,061	—	—	—	—	4,061

Gain on sale	$7,485	$1,039	$—	$5,754	$—	$14,278

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

For three months ended	9/30/2008	9/30/2007
Segment operating loss	$(7,254)	$(5,413)
Other non-segment items of income/(expense)
General and administrative	(2,208)	(2,201)
Advisory fees	(2,894)	(2,773)
Impairment	—	(2,683)
Other income (expense)	2,410	251
Equity in earnings of investees	(1,863)	—
Minority interest	—	19
Deferred tax	1,807	2,931

Loss from continuing operations	$(10,002)	$(9,869)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	9/30/2008	9/30/2007
Segment assets	$1,398,689	$1,224,131
Investments in real estate partnerships	27,801	49,230
Other assets	137,246	109,626
Assets held for sale	66,315	100,487

Total assets	$1,630,051	$1,483,474

Presented below is the Company’s reportable segments’ operating income for the nine months ended September 30, 2008 and 2007, including segment assets and expenditures:

For nine months ended 9/30/08	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$42,660	$61,038	$—	$1,413	$16	$105,127
Operating expenses	25,128	37,647	—	3,016	309	66,100
Depreciation and amortization	7,091	9,926	—	3	—	17,020
Mortgage and loan interest	12,822	27,088	—	8,306	3,423	51,639
Interest income	—	—	—	—	1,990	1,990
Gain on land sales	—	—	—	4,551	—	4,551

Segment operating loss	$(2,381)	$(13,623)	$—	$(5,361)	$(1,726)	$(23,091)

Capital expenditures	3,899	86	—	—	—	3,985
Assets	338,891	652,603	—	407,195	—	1,398,689

Property Sales
Sales price	$39,383	$103,877	$11,749	$14,558	$—	$169,567
Cost of sale	20,291	30,477	4,023	9,857	—	64,648
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$19,092	$73,400	$7,726	$4,551	$—	$104,769

For nine months ended 9/30/07	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$41,771	$51,683	$—	$302	$(124)	$93,632
Operating expenses	23,804	27,845	—	2,688	186	54,523
Depreciation and amortization	7,708	8,197	—	12	—	15,917
Mortgage and loan interest	12,575	22,821	—	10,024	3,171	48,591
Interest income	—	—	—	—	1,917	1,917
Gain on land sales	—	—	—	6,875	—	6,875

Segment operating loss	$(2,316)	$(7,180)	$—	$(5,547)	$(1,564)	$(16,607)

Capital expenditures	6,179	20	—	—	—	6,199
Assets	300,412	595,604	—	345,501	(17,386)	1,224,131

Property Sales
Sales price	$9,350	$27,741	$—	$17,353	$—	$54,444
Cost of sale	5,923	23,054	—	10,478	—	39,455
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	4,061	—	—	—	—	4,061

Gain on sale	$7,488	$4,687	$—	$6,875	$—	$19,050

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

For nine months ended	9/30/2008	9/30/2007
Segment operating loss	$(23,091)	$(16,607)
Other non-segment items of income/(expense)
General and administrative	(6,886)	(7,406)
Advisory fees	(8,857)	(7,869)
Litigation	—	—
Bad debt and allowance	(7,000)	—
Net income fee	—	704
Impairment	—	(2,683)
Other income (expense)	3,206	1,069
Equity in earnings of investees	2,681	—
Minority interest	—	22
Deferred tax	30,232	3,135

Loss from continuing operations	$(9,715)	$(29,635)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	9/30/2008	9/30/2007
Segment assets	$1,398,689	$1,224,131
Investments in real estate partnerships	27,801	49,230
Other assets	137,246	109,626
Assets held for sale	66,315	100,487

Total assets	$1,630,051	$1,483,474

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

Income from discontinued operations relates to 32 income producing properties consisting of 23 apartments, five commercial properties, and four hotels. During 2008, we sold or disposed of 18 apartments, three commercial buildings, and four hotels.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Rental	$1,401	$9,640	$5,514	$27,490
Property operations	(247)	6,176	2,372	18,304

	1,648	3,464	3,142	9,186

Expenses
Interest	(106)	(2,798)	(5,568)	(9,277)
General and administrative	(17)	(45)	(616)	(50)
Depreciation	(22)	(771)	(290)	(3,076)

	(145)	(3,614)	(6,474)	(12,403)

Net income (loss) from discontinued operations before gains on sale of real estate	1,503	(150)	(3,332)	(3,217)
Gain on sale of discontinued operations	244	8,524	100,218	12,175
Equity in investee	2,898	—	2,898	—
Net income fee to affiliate	517	—	(4,069)	—
Net sales fee to affiliate	—	—	(9,337)	—

Income from discontinued operations	5,162	8,374	86,378	8,958
Tax expense	(1,807)	(2,931)	(30,232)	(3,135)

Income from discontinued operations	$3,355	$5,443	$56,146	$5,823

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

In September of 2008, three of our apartment complexes were damaged in the wake of Hurricane Ike. The Island Bay, Marina Landing, and Baywalk apartments consisting of 906 units located in Galveston, Texas all received significant damage. Some of residences at Galveston complexes were asked to vacate and the operations of these units were temporarily ceased. Due to wide spread damage caused by Hurricane Ike and the limited ability to access the area, the extent of the damage to our apartment complexes has not yet been fully assessed. Management’s preliminary assessment places the damages to the four complexes in aggregate to be in excess of $5.0 million. We anticipate that our insurance coverage will be sufficient to cover the damages. Although we believe that we may need to write down the carrying value of some of these assets due to the damages incurred, we do not feel that we have sufficient information to make an informed and reasonable estimate as to the extent of any probable write downs. Thus, no impairment has been made to the financial statements as of the quarter ended September 30, 2008 for damages incurred by Hurricane Ike. Management intends to continue the operations at these complexes once the repairs have been completed, and the operations relating to these apartments will remain in the continuing operations section of our financial statements.

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

Guarantees. We are a joint guarantor, with Income Opportunity Realty Investors, Inc., an affiliated entity, on a loan with an outstanding balance of $37.3 million as of September 30, 2008. We have $8.7 million of this amount included in the notes and interest payable section on our balance sheet. As a joint guarantor of the loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

NOTE 11. SUBSEQUENT EVENTS

On October 15, 2008, we sold the Mountain Plaza apartments, a 188 unit complex, located in El Paso, Texas for $7.9 million. We received $1.1 million in cash, after providing seller financing of $1.9 million. The buyer assumed the existing mortgage of $4.9 million secured by the property.

NOTE 12. EARNINGS PER SHARE

Earnings per share “(EPS)” have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have issued and outstanding 40,000 shares of stock options. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of September 30, 2008, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2007 (“the Form 10-K”).

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time and it is not possible for management to predict all such matters: nor can we assess the impact of all such matter on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our portfolio of land held for development consists of land tracks primarily located in central Texas. In addition, we have land tracks in Louisiana, Arkansas, Florida, and Mississippi. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We generate revenues from rents and lease income on apartments and commercial properties. We receive mineral royalties on certain land holdings. In addition, we receive interest income from affiliated receivables and certain mortgages that we have financed or obtained. In addition, we generate cash flows through the sale of our assets. We are an active buyer and seller of income producing properties and land. During 2008, we acquired over $112.4 million and sold over $169.6 million of land and income-producing properties.

We expect the impact of the current state of the economy, including rising unemployment, constrained capital and the dramatic deleveraging of the financial system, to have a significant impact on the fundamentals of our business, including but not limited to: overall market occupancy, leasing rates, leasing renewals, purchases and dispositions of assets. The continuing loss of market liquidity is affecting all classes of debt securities, and has translated into a decline of funding availability and increased borrowing costs. Historically, we have been well positioned to reduce our exposure to down turns in the economy. Although historical results cannot be relied upon to project future results, we anticipate the diversity within our asset portfolio, the continued development of our apartment projects, and continued efforts to obtain non-traditional financing will allow us to proactively manage our assets.

As of September 30, 2008, the Company owned approximately 10,260 units in 51 residential apartment communities and 29 commercial properties of approximately 5.1 million rentable square feet. In addition, we own over 7,425 acres of land held for development and nine projects under construction.

We finance our acquisitions primarily through proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We financed our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost”, and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Impairment

Management reviews the carrying values of our properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections, (2) a review of the property’s current rents compared to market rents, (3) a review of the property’s expenses, (4) a review of maintenance requirements, (5) a review of the property’s cash flow, (6) discussions with the manager of the property, and (7) a review of properties in the surrounding area.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

It is important to realize that the current status of the banking industry has had a significant effect on our industry. The banks willingness or lack of willingness to originate loans affects both our ability to both buy and sell property, and refinance existing debt. We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans.

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

Cash and cash equivalents were $3.1 million and $7.2 million as of September 30, 2008 and 2007, respectively. Cash provided by operating activities was $29.6 million, cash used in investing activities was $(46.9) million, and cash provided by financing activities was $9.2 million as of September 30, 2008. As compared to the same period ended September 2007 cash from operating activities increased $36.5 million, cash used in investing activities decreased $157.3 million, and cash used in financing activities decreased $204.4 as discussed below.

Cash provided by operating activities increased $36.5 million from the prior period. Our primary source of cash from operating activities is from rental and lease income on properties. Our primary use of cash for operations is from daily operating costs, general and administrative, interest expense, and land holding costs. The increase in cash from the prior period is attributable to cash receipts from our affiliated receivables.

Cash used in investing activities has decreased by $157.3 million as compared to the prior period. The decrease is due to several factors. One of the main factors is our cash from property sales. Our sale of properties has increased as compared to the prior period. We have sold 17 apartment complexes, three commercial buildings and four hotels within the nine months ending September 30, 2008. Although these sales have exceeded sales in prior periods, we do not foresee continued significant sales in the fourth quarter. Another major factor is that we have purchased fewer income producing properties. The cash from the initial sales of income producing properties allowed us to continue to acquire land and income producing properties. However, due to the current state of the banking industry, we have been more selective and have purchased fewer income producing properties in comparison to the prior period. The other major factor is the decrease in construction draws on projects currently under construction. We have fewer apartments under construction. We currently have nine apartment complexes under construction as compared to 14 apartment complexes in the prior period.

Cash provided by financing has decreased by $204.4 million as compared to the prior period. The majority of cash comes from two sources, mortgage loans used to purchase properties and proceeds from the sale of properties. With the current state of the banking industry, we have found it difficult to acquire loans to purchase new assets, and refinance existing properties. We have used proceeds from our existing sales to finance new acquisitions. Although the sale of properties exceeded our purchase of properties, the cash used to pay off the debt on the property sold has offset our continued debt obligations as compared to the prior period.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily concerning payment of mortgages.

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations” for the three and nine months ended September 30, 2008 and 2007 as included in “Part 1, Item 1 Financial Statements” of this report. We had or owned interests in a total property portfolio of 80 and 93 properties as of September 30, 2008 and 2007, respectively.

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, newly acquired properties, and developed properties. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The newly acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties are properties that are in the process of construction. As we complete each phase of the project, we lease up that phase and include those operations in our income. Once a developed property becomes leased up and is held the entire period for both periods under comparison it is reclassified to the same property portfolio. Income producing properties that we have sold get reclassified to discontinuing operations.

Results of operations for the three months ended September 30, 2008 as compared to the same period ended 2007

For the three months ended September 30, 2008, TCI reported a net loss applicable to common shares of $(6.9) million or $(0.85) per diluted earnings per share, as compared to a net loss applicable to common shares of $(4.7) million or $(0.58) per diluted earnings per share.

Revenues

Rental and other property revenues increased by $5.8 million due to increased revenues from within the apartment and commercial property portfolios. The apartment portfolio accounted for $3.8 million of the increase. We had $2.2 million in revenues from properties acquired in 2008 that we did not own in 2007. In addition, we had an increase of $1.6 million from our properties in the lease up phase. We continue to lease apartments as we complete each phase of development. Within our commercial portfolio, we had $1.7 million in revenues from properties acquired in 2008 that we did not own in 2007. The remaining $0.3 million increase is due to various increases within the apartment, commercial and land portfolios.

Expenses

Property operating expense increased by $4.2 million due to increased expenses within the apartment property portfolio. Our overall operating expenses within the same apartment portfolio increase by $1.5 million. Apartments that we owned in 2008 but not in 2007 accounted for $1.4 million and newly develop properties in the lease up phase accounted for $1.3 million of additional expenses.

Other Income Expense

Mortgage and loan interest expense decreased by $0.9 million. This is due to a decrease in our commercial portfolio of $0.4 million, a decrease in our land portfolio of $1.1 million, and $0.8 million decrease in corporate interest expense. This was offset by a $1.4 million increase in interest expense within our apartment portfolio. This increase is mainly due to apartments being reclassified into this portfolio. Once a phase of development is completed, interest which was previously capitalized as a cost of construction is now expensed. We had nine apartments in 2008 that had no interest expensed in 2007 due to the interest being capitalized while the asset was being constructed.

Other income increased by $2.2 million. The majority of the increase is due to receiving the dividend distribution from our Korean investment, which was not applicable in the prior period.

The impairment charges in prior year were due to the write down of a vacant commercial property and an under-performing apartment complex, both located in Memphis, Tennessee.

Gain on land sales has decreased by $5.1 million. In the third quarter of 2008, we sold 7.4 acres of land as compared to 22.0 acres of land in the previous period ended 2007.

Equity income (loss) in investee represents our portion of the losses associated with investments in which we use the equity method of accounting.

Income from discontinued operations relates to 32 income producing properties consisting of 23 apartments, five commercial properties, and four hotels. During the third quarter ended September 30, 2008, we sold one commercial building.

	For the Three Months Ended September 30,
	2008	2007
Revenue
Rental	$1,401	$9,640
Property operations	(247)	6,176

	1,648	3,464

Expenses
Interest	(106)	(2,798)
General and administrative	(17)	(45)
Depreciation	(22)	(771)

	(145)	(3,614)

Net loss from discontinued operations before gains on sale of real estate	1,503	(150)
Gain on sale of discontinued operations	244	8,524
Equity in investee	2,898	—
Net income fee to affiliate	517	—

Income from discontinued operations	5,162	8,374
Tax benefit	(1,807)	(2,931)

Income from discontinued operations	$3,355	$5,443

Results of operations for the nine months ended September 30, 2008 as compared to the same period ended 2007

For the nine months ended September 30, 2008, TCI reported a net income applicable to common shares of $45.7 million or $5.66 per diluted earnings per share, as compared to a net loss applicable to common shares of $(24.5) million or $(3.09) per diluted earnings per share.

Revenues

Rent and other property revenues increased by $11.5 million, which consisted of an increase in the apartment portfolio of $9.4 million, an increase in the commercial portfolio of $0.9 million, an increase in the land and other portfolios of $1.2 million. Within our same apartment portfolio, we saw a slight increase in occupancies, which increased our revenues by $0.7 million. Our acquired apartments, complexes that we did not own in 2007, accounted for an increase in revenues of $3.7 million. In addition, we had an increase of $5.0 million from our properties in the lease up phase. We continue to lease up apartments as we complete each phase of development. Within our commercial portfolio, the same property portfolio increased $0.5 million due to increased occupancies. Newly acquired commercial properties increased revenues by $0.7 million. The increases in the commercial portfolio were offset by a $0.3 million decrease in revenues from our New Orleans property that is still being refurbished from the hurricane damage. Within our land portfolio, revenues have increased mainly due to receiving mineral royalties on the properties in the current year.

Expenses

Property operating expenses have increased by $11.6 million consisting of an increase in the apartment portfolio of $9.8 million, increase in the commercial portfolio of $1.3 million, increase in the land portfolio of $0.3 million and an increase in other portfolio of $0.2 million. Within our apartments, the same apartment portfolio expenses have increased by $3.5 million. This is due to general overall increase in operating costs across the board. Our newly acquired properties increased, properties that we did not own in 2007, accounted for $3.4 million increase, and our developed properties that are in the lease up phase accounted for the remaining increase within the apartment portfolio. Within our land and other portfolio, the increase was due to an overall increase in hold costs, including taxes on properties. We continue to see the taxing authorities raise the estimated value of our properties, and the associated taxes.

Depreciation and amortization expense has increased by $1.1 million, consisting of an increase of $1.7 million in our apartment portfolio, which was offset by a decrease in our commercial portfolio of $0.6 million. Within the apartments portfolio, the same apartment portfolio increased by $0.7 million due to the depreciation of capital additions, while newly acquired properties increased this amount by $0.6 million, and developed properties increased the expense by $0.4 million. Within the commercial portfolio, the decrease is mainly due to the New Orleans property in which depreciation has stopped while the property is being rebuilt.

Other Income Expense

Other income increased by $2.1 million. The increase is due to receiving the dividend distribution from our Korean investment, which was not applicable in the prior period.

Provision for allowance on notes receivables and impairment increased by $4.3 million for the nine months ended September 30, 2008 as compared to the same period ended 2007. The increase is due to posting an allowance against various investments within our portfolio. Prior year impairment was due to the write down of a vacant commercial property and an under-performing apartment complex, both located in Memphis, Tennessee.

Mortgage and loan interest expense increased by $3.0 million consisting of an increase in the apartment portfolio of $4.3 million, and the commercial portfolio of $0.2 million, which was offset by a decrease in our land portfolio of $1.2 million and a decrease in other of $0.3 million. Within the apartment portfolio, the increase is primarily due to the interest expense from new acquisitions of $2.0 million and the developed properties of $2.0 million, and the same property portfolio increased the expense by another $0.8 million. Within the commercial portfolio, the same property portfolio increased by $0.4 million and new acquisitions increased by $0.3 million. This was offset by a $0.5 million decrease from our commercial building in New Orleans that we are still refurbishing due to the hurricane damage. While this project is being refurbished, the interest is being capitalized. The decrease in interest expense of $2.0 million on our land is due to selling the land. When we sell a portion of the land tract, we also retire the debt associated with the acreage sold, thus reducing our interest expense.

Gain on land sales has decreased by $2.3 million. In the current year, we sold 87.5 acres of land for an average gain on sale of $52,000 per acre, as compared to 119 acres sold during the same period ended 2007 for an average gain on sale of $58,000 per acre.

Equity income (loss) in investee represents our portion of the income associated with investments in which we use the equity method of accounting.

Income from discontinued operations relates to 32 income producing properties consisting of 23 apartments, five commercial properties, and four hotels. During 2008, we sold 18 apartments, three commercial buildings, and four hotels. The income from discontinued operations for the nine months ended September 30, 2008 is shown below net of minority interest expense.

	For the Nine Months Ended September 30,
	2008	2007
Revenue
Rental	$5,514	$27,490
Property operations	2,372	18,304

	3,142	9,186

Expenses
Interest	(5,568)	(9,277)
General and administrative	(616)	(50)
Depreciation	(290)	(3,076)

	(6,474)	(12,403)

Net loss from discontinued operations before gains on sale of real estate	(3,332)	(3,217)
Gain on sale of discontinued operations	100,218	12,175
Equity in investee	2,898	—
Net income fee to affiliate	(4,069)	—
Net sales fee to affiliate	(9,337)	—

Income from discontinued operations	86,378	8,958
Tax benefit	(30,232)	(3,135)

Income from discontinued operations	$56,146	$5,823

Tax Matter

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2008 and a loss, after the use of net operating loss carryforwards, in the first nine months of 2007; therefore, it recorded no provision for income taxes.

At September 30, 2008, TCI had a net deferred tax asset of $38 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2008, TCI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Notes payable:
Variable rate	$304,131	6.73%

Total decrease in TCI’s annual net income			$3,041

Per share			$0.38

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of Transcontinental Realty Investors, Inc’s stock were repurchased. The following table sets forth a summary by month for the quarter of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Period
Balance as of June 30, 2008			1,284,512	122,788
July 31, 2008	—	$—	1,284,512	122,788
August 31, 2008	—	$—	1,284,512	122,788
September 30, 2008	—	$—	1,284,512	122,788

Total	—

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

On September 5, 2008, we sold 40,902 shares of our treasury stock to Syntek Acquisition Corporation, an affiliated entity for $673,000. The proceeds were used to pay down the affiliated receivables.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2008

Exhibit Number	Description of Exhibits
31.1*	Certification Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith