Form 10-K
period 2008-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2009-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $16,812,098 based upon a total of 1,139,031 shares held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 5, 2009, there were 8,113,669 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc. Commission File No. 001-15663

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate”, “plan”, “intend”, “expect”, “anticipate”, “believe”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under Part I, Item 1A. “Risk Factors”.

PART I

ITEM 1.    BUSINESS

General

As used herein, the terms “we”, “us”, “our”, “the Company” or “TCI” refer to Transcontinental Realty Investors, Inc. a Nevada corporation. TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2008, ARL through subsidiaries owned 82.8% of the outstanding TCI common shares.

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

Prime also serves as advisor to American Realty Investors, Inc. (ARL). The directors of TCI are also directors of ARL. Certain officers of TCI also serve as officers of ARL, Basic Capital Management (BCM) and Prime. As of December 31, 2008, TCI owns 24.9% of Income Opportunity Realty Investors, Inc. (“IOT”) outstanding shares of common stock. ARL owns 82.8% of the outstanding shares of TCI’s common stock.

For more than the past three years, Triad Realty Services, LP. (“Triad”) an affiliate of Prime has provided property management services to TCI. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel I, LLC, manages our hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

TCI has no employees. Employees of Prime render services to TCI in accordance with the terms of the Advisory Agreement.

Our primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; leasing trade show and exhibit space to temporary as well as long-term tenants; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2008, our income-producing properties consisted of:

•	30 commercial properties consisting of; 18 office buildings, 8 industrial properties, 4 retail properties, comprising in aggregate almost 5.2 million square feet; and

•	53 residential apartment communities comprising almost 10,650 units.

The following table sets forth the location of our real estate (income-producing properties only) by asset type as of December 31, 2008:

	Apartments		Commercial
Location	No.	Units	No.	SF
Greater Dallas-Ft Worth, TX	17	3,680	15	2,838,715
Greater Houston, TX	8	2,272
Midland-Odessa, TX	3	629
San Antonio, TX	3	852	1	101,500
Tyler, TX	7	1,317
Other Texas	1	260
Mississippi	6	328
Arkansas	4	580
Tennessee	3	532
Florida			1	6,722
New Orleans, LA			6	1,369,388
Indianapolis			1	220,461
Oklahoma			1	225,566
Michigan			1	179,741
Other	1	200	4	270,671

Total	53	10,650	30	5,212,764

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

At December 31, 2008, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date	Total Projected Costs
Savoy of Garland	Garland, TX	144	$2,382	$11,380
Dorado Ranch	Odessa, TX	224	17,081	19,137
Mansions of Mansfield	Mansfield, TX	208	16,870	18,687
Northside on Travis	Sherman, TX	200	15,184	16,999
Sugar Mill	Baton Rouge, LA	160	4,678	13,199

Total		936	$56,195	$79,402

TCI has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. TCI typically owns 75% of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow our subsidiary to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. We include these joint ventures in the Company’s consolidated financial statements.

We have made substantial investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2008, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Circle C Ranch	Austin, TX	2006	1,092	$44,622	Single-family residential
Dallas North Tollway	Dallas, TX	2006	17	16,005	Commercial
Jackson Convention Center	Jackson, MS	2007-2008	2	10,826	Mixed use
Kaufman County	Dallas, TX	2000-2008	2,824	11,620	Single-family residential
Las Colinas Multi-Tracts	Dallas, TX	1995-2006	278	41,323	Commercial
Mandahl Bay	St. Thomas, USVI	2005-2008	91	15,845	Single-family residential
McKinney Multi-Tracts	Dallas, TX	1997-2008	211	25,899	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	303	68,641	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	56	4,148	Multi-family residential
Travis Ranch	Dallas, TX	2008	832	18,661	Multi-family residential
Valley Ranch	Dallas, TX	2004	27	5,826	Commercial
Waco Multi-Tracts	Waco, TX	2005-2006	502	4,911	Single-family residential
Windmill Farms	Dallas, TX	2008	246	6,660	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	71	83,582	Mixed use
Subtotal			6,552	358,569
Other land holdings	Various	1990-2008	757	59,449	Various

Total land holdings			7,309	$418,018

In addition, we have a 24.9% interest in Income Opportunity Realty Investors, Inc. (“IOT”), a publicly held real estate company, and various other interests in real estate entities including joint ventures. We use the equity method to account for these investments unless we consider them to qualify as variable interest entities (VIEs) in which case they are fully consolidated.

Transactions during 2008

Significant Real Estate Acquisitions/Dispositions and Financings

The highlights of the twelve months ended December 31, 2008 included the following:

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV, LP land for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable and other closing costs. The mortgage is secured by the property and accrues interest at Prime plus 0.75%.

On January 25, 2008, we sold 14 apartment complexes in a single transaction for an aggregate sales price of $89.9 million and recorded a gain on sale of $65.5 million. We received cash of $25.8 million after paying off existing mortgages of $56.6 million, and $7.5 million in commissions and other closing costs.

The properties consisted of:

Forty-Four Hundred Apartments, a 92-unit complex in Midland, Texas;

Arbor Pointe, a 194-unit complex in Odessa, Texas;

Ashton Way, a 178-unit complex in Midland, Texas;

Autumn Chase, a 94-unit complex in Midland, Texas;

Courtyard Apartments, a 133-unit complex in Midland, Texas;

Coventry Point, a 120-unit complex in Midland, Texas;

Fairway, a 152-unit complex in Longview, Texas;

Fountains at Waterford, a 172-unit complex in Midland, Texas;

Hunters Glen, a 260-unit complex in Midland, Texas;

Southgate, a 180-unit complex in Odessa, Texas;

Sunchase, a 300-unit complex in Odessa, Texas;

Thornwood, a 109-unit complex in Midland, Texas;

Westwood, a 79-unit complex in Odessa, Texas; and

Woodview, a 232-unit complex in Odessa, Texas.

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million. We received cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

On February 6, 2008, we sold the Fairway View Apartments, a 264-unit complex located in El Paso, Texas for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

On February 14, 2008, we sold three hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

City Suites Hotel, a 45-room hotel;

Majestic Hotel, a 55-room hotel; and

Willows Hotel, a 52-room hotel.

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akademia, a 161-room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106-unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher rate of 6.75% or Prime plus 0.25% and matures in March 31, 2019.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200-unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

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

On October 10, 2008, we obtained a new $ 8.5 million loan with a commercial lender which was collateralized by the property known as Travis Ranch land. The proceeds were used to pay off the existing $5.8 million loan on Travis Ranch land and to reduce the seller financed loan by $2.7 million. The new loan accrues interest at 17% and is payable on maturity, April 9, 2009.

On October 15, 2008, we sold the Mountain Plaza apartments, a 188-unit complex, located in El Paso, Texas for $7.9 million. We received $1.1 million in cash, after providing seller financing of $1.9 million. The buyer assumed the existing mortgage of $4.9 million secured by the property.

On December 17, 2008, we refinanced the existing mortgage on 22 acres of land known as Hines land for a new mortgage of $5.0 million receiving $2.6 million in cash after paying down the existing debt of $2.0 million and $400,000 in closing costs. The note accrues interest at 17.0%, and is payable on maturity, June 17, 2009, at which time all accrued and unpaid interest and principal is due.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in commercial real estate through the acquisition, development and ownership of apartments, commercial properties, hotels, and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

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

Substantially all of our properties are owned by subsidiary companies, many of which are single-asset entities. This ownership structure permits greater access to financing for individual properties and permits flexibility in negotiating a sale of either the asset or the equity interests in the entity owning the asset. From time-to-time, our subsidiaries have invested in joint ventures with other investors, creating the possibility of risks that do not exist with properties solely owned by an ARL subsidiary. In those instances where other investors are involved, those other investors may have business, economic, or other objectives that are inconsistent with our objectives, which may in turn, require us to make investment decisions different from those if we were the sole owner.

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

The specific composition from time-to-time of our real estate portfolio owned by TCI directly and through our subsidiaries depends largely on the judgment of management to changing investment opportunities and the level of risk associated with specific investments or types of investments. We intend to maintain a real estate portfolio that is diversified by both location and type of property.

Competition

The real estate business is highly competitive and TCI competes with numerous companies engaged in real estate activities (including certain entities described in Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than TCI. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial, or group users. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also Part I, Item1A. “Risk Factors”.

To the extent that TCI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where TCI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, the officers and directors of TCI serve as officers and directors of ARL, the officers of TCI serve as the officers of IOT and one director of TCI is also a director of IOT. Both ARL and IOT have business objectives similar to TCI’s. TCI’s officers and directors owe fiduciary duties to both IOT and ARL as well as to TCI under applicable law. In determining whether a particular investment opportunity will be allocated to TCI, IOT, or ARL, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, TCI competes with affiliates of Prime having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed TCI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which the Company has limited or no control, such as:

•	lack of demand for space in areas where the properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located; and

•	potential risk of functional obsolescence of properties over time.

At any time, any tenant may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due, could result in the termination of the tenant’s lease and material losses to the Company.

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

•	we may expend funds on and devote management’s time to projects which will not be completed; and

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

•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

Our properties are located principally in specific geographic areas in the southwestern, southeastern, and mid-western United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2008 of approximately $1.3 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of real estate companies in general; and

•	the market’s opinion of real estate companies that own similar properties.

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

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which we must maintain our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

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

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	we may not be able to obtain financing on favorable terms for development of a property, if at all;

•	the Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and

•	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	our real estate assets are concentrated primarily in the southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

•	changes in interest rates may make the ability to satisfy debt service requirements more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control;

•	acts of terrorism; and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•

significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•	decreases in the underlying value of our real estate.

Adverse economic conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, and financial condition.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, and financial condition as a result of the following, among other potential consequences:

•	the financial condition of our tenants may be adversely affected which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	significant job losses within our tenants may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•

our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

On December 31, 2008, our portfolio consisted of 83 properties. Our properties consisted of 53 apartments totaling 10,650 units, 30 commercial properties consisting of 18 office buildings, eight industrial warehouses, four shopping centers. In addition, we own or control 7,309 acres of improved and unimproved land for future development or sale. The table below shows information relating to those properties in which we own or have an ownership interest in.

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.94%
Bay Walk	Galveston, TX	192	95.95%
Blue Lake Villas I	Waxahachie, TX	186	93.65%
Blue Lake Villas II	Waxahachie, TX	70	92.95%
Breakwater Bay	Beaumont, TX	176	98.98%
Bridges On Kinsey	Tyler, TX	232	96.23%
Bridgewood Ranch	Kaufman, TX	106	94.45%
Capitol Hill	Little Rock, AR	156	93.04%
Curtis Moore Estates	Greenwood, MS	104	92.41%
Dakota Arms	Lubbock, TX	208	98.16%
David Jordan Phase II	Greenwood, MS	32	100.00%
David Jordan Phase III	Greenwood, MS	40	100.00%
Desoto Ranch	DeSoto, TX	248	90.82%
Falcon Lakes	Arlington, TX	248	98.10%
Foxwood	Memphis, TN	220	79.17%
Heather Creek	Mesquite, TX	200	94.59%
Huntington Ridge	DeSoto, TX	198	89.40%
Island Bay	Galveston, TX	458	89.85%
Kingsland Ranch	Houston, TX	398	93.57%
Laguna Vista	Dallas, TX	206	93.66%
Lake Forest	Houston, TX	240	92.61%
Legends of El Paso	El Paso, TX	240	95.10%
Longfellow Arms	Longview, TX	216	97.20%
Marina Landing	Galveston, TX	256	88.78%
Mariposa Villas	Dallas, TX	216	97.33%
Mason Park	Katy, TX	312	80.10%
Mission Oaks	San Antonio, TX	228	95.73%
Monticello Estate	Monticello, AR	32	93.86%
Paramount Terrace	Amarillo, TX	181	94.06%
Parc at Clarksville	Clarksville, TN	168	92.90%
Parc at Maumelle	Little Rock, AR	240	95.94%
Parc at Metro Center	Nashville, TN	144	98.02%
Parc at Rogers	Rogers, AR	152	100.00%
Pecan Pointe	Temple, TX	232	87.50%
Portofino	Farmers Branch, TX	224	79.90%
Preserve at Pecan Creek	Denton, TX	192	94.80%
Quail Hollow	Holland, OH	200	85.50%
Quail Oaks	Balch Springs, TX	131	89.47%
River Oaks	Wylie, TX	180	91.21%
Riverwalk Phase I	Greenville, MS	32	93.86%
Riverwalk Phase II	Greenville, MS	72	94.56%
Spyglass	Mansfield, TX	256	90.33%
Stonebridge at City Park	Houston, TX	240	97.61%
Treehouse	Irving, TX	160	81.96%
Verandas at City View	Fort Worth, TX	314	96.60%
Vistas of Pinnacle Park	Dallas, TX	332	93.48%
Vistas of Vance Jackson	San Antonio, TX	240	94.27%
Wildflower Villas	Temple, TX	220	94.61%
Windsong	Fort Worth, TX	188	93.72%

Total Apartment Units		9,564

Office Buildings	Location	SqFt	Occupancy
1010 Common	New Orleans, LA	512,593	76.87%
217 Rampart	New Orleans, LA	11,913	0.00%
225 Baronne	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	38.00%
600 Las Colinas	Las Colinas, TX	510,841	71.92%
Amoco Building	New Orleans, LA	378,895	91.82%
Browning Place (Park West I)	Dallas, TX	627,312	100.00%
Ergon Office Building	Jackson, MS	26,000	0.00%
Eton Square	Tulsa, OK	225,566	80.36%
Fenton Center (Park West II)	Dallas, TX	696,458	82.19%
Fruitland Park	Fruitland ,FL	6,722	100.00%
One Hickory Center	Dallas, TX	97,361	95.95%
Parkway North	Dallas, TX	69,009	67.36%
Signature Building	Dallas, TX	58,910	0.00%
Stanford Center	Dallas, TX	336,910	99.24%
Teleport	Las Colinas, TX	6,833	100.00%
Two Hickory Center	Dallas, TX	97,117	96.16%
Westgrove Air Plaza	Addison, TX	79,652	89.19%

		4,201,210

Industrial Warehouses	Location	SqFt	Occupancy
5360 Tulane	Atlanta, GA	30,000	100.00%
Addison Hanger I	Addison, TX	25,102	100.00%
Addison Hanger II	Addison, TX	24,000	100.00%
Alpenloan	Dallas, TX	28,594	100.00%
Clark Garage	New Orleans, LA	6,869	0.00%
Space Center	San Antonio, TX	101,500	60.59%
Senlac (VHP)	Dallas, TX	2,812	100.00%
Thermalloy	Farmers Branch, TX	177,805	100.00%

		396,682

Shopping Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.13%
Cullman Shopping Center	Cullman, AL	92,466	48.48%
Dunes Plaza	Michigan City, IN	220,461	51.56%
Willowbrook Village	Coldwater, MI	179,741	85.81%

		614,873

	Total Commercial Square Feet	5,212,764

Apartments Subject to Sales Contract	Location	Units	Occupancy
Limestone Canyon	Austin, TX	260	91.65%
Limestone Ranch	Lewisville, TX	252	93.36%
Sendero Ridge	San Antonio, TX	384	92.28%
Tivoli	Dallas, TX	190	90.63%

Total Subject to Sales Contract		1,086

Lease expirations

The table below shows the lease expirations of the commercial properties over a ten-year period(dollars in thousands).

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Anualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (p.s.f.)	Percentage of Total Square Feet
2009	596,837	$6,786,098	$11.37	11.6%
2010	466,846	$5,668,304	$12.14	9.1%
2011	573,214	$9,694,570	$16.91	11.1%
2012	400,767	$6,077,707	$15.17	7.8%
2013	716,766	$11,046,698	$15.41	13.9%
2014	318,671	$6,644,510	$20.85	6.2%
2015	197,927	$4,572,035	$23.10	3.8%
2016	170,502	$3,104,625	$18.21	3.3%
2017	313,817	$5,091,342	$16.22	6.1%
2018	102,040	$1,843,591	$18.07	2.0%
Thereafter	96,156	$1,504,225	$15.64	1.9%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2008 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Ackerley Land	Dallas, TX	1.31
Alliance Airport	Tarrant County, TX	12.70
Alliance Centurion	Tarrant County, TX	51.90
Alliance Hickman Bluestar	Tarrant County, TX	8.00
Archon Land	Irving, TX	24.14
Audubon	Adams County, MS	48.20
Centura Land	Dallas, TX	10.08
Circle C Land	Austin, TX	1,092.00
Cooks Lane Land	Fort Worth, TX	7.39
Creekside	Fort Worth, TX	30.00
Crowley	Fort Worth, TX	24.90
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	15.85
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Land	Denton, TX	15.65
Desoto Ranch	Desoto, TX	21.90
Diplomat Drive	Farmers Branch, TX	11.65
Dominion Tract	Dallas, TX	10.59
Ewing 8	Addison, TX	16.79
Fortune Drive	Irving, TX	14.88
Galleria East Center Retail	Dallas, TX	15.00
Galleria West Lofts	Dallas, TX	7.19
Hines Meridian	Las Colinas, TX	36.09
Hollywood Casino (Dominion)	Farmers Branch, TX	19.71
Hollywood Casino Land	Farmers Branch, TX	13.85
Hunter Equities Land	Dallas, TX	2.56
Jackson Convention Center	Jackson, MS	1.71
Kaufman-Adams	Kaufman County, TX	193.73
Kaufman-Bridgewood	Kaufman County, TX	5.04
Kaufman Cogen Land	Forney, TX	2,567.00
Kaufman Stagliano	Forney, TX	34.80
Kaufman Taylor	Forney, TX	31.00
Keller Springs Lofts	Addison, TX	7.40
KinWest	Irving, TX	7.98
Lacy Longhorn Land	Farmers Branch, TX	17.12
LaDue/Walker Land	Farmers Branch, TX	99.00
Lake Shore Villas	Humble, TX	19.51
Lamar/Palmer Land	Austin, TX	17.07
Las Colinas (Cigna)	Las Colinas, TX	4.70
Las Colinas Apts/Lofts	Las Colinas, TX	4.77
Las Colinas High Rise Apartments	Las Colinas, TX	1.65
Las Colinas High Rise Office	Las Colinas, TX	3.49
Las Colinas Townhomes	Las Colinas, TX	15.56
LCLLP (Kinwest/Hackberry)	Las Colinas, TX	45.49
Limestone Canyon II	Austin, TX	9.96
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Luna Ventures	Farmers Branch, TX	26.74
Mandahl Bay Land	US Virgin Islands	91.10

Land (continued)

Manhattan Land	Farmers Branch, TX	108.90
Mansfield Land	Mansfield, TX	7.83
Marine Creek	Fort Worth, TX	44.17
Mason/Goodrich Land	Houston, TX	13.00
McKinney 36	Collin County, TX	34.48
McKinney Corners II	Collin County, TX	6.76
McKinney Ranch Land	McKinney, TX	169.74
Nashville Land	Nashville, TN	6.25
Nicholson-Croslin	Dallas, TX	0.80
Nicholson-Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Pac Trust Land	Farmers Branch, TX	7.07
Pantaze Land	Dallas, TX	6.00
Payne Land	Las Colinas, TX	149.70
Pioneer Crossing	Austin, TX	38.54
Polo Estates At Bent Tree	Richardson, TX	5.87
Pulaski Land	Pulaski County, AR	21.90
Ridgepoint Drive	Irving, TX	0.60
Seminary West Land	Fort Worth, TX	3.03
Senlac Land	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Southwood Plantation	Tallahassee, FL	12.90
Southwood Plantation 1394	Tallahassee, FL	14.52
Stanley Tools	Farmers Branch, TX	23.76
Travis Ranch Land	Kaufman County, TX	833.39
Union Pacific Railroad Land	Dallas, TX	0.29
Valley Ranch Land	Irving, TX	30.00
Valley View (Hutton/Senlac)	Farmers Branch, TX	2.42
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
W Hotel	Dallas, TX	1.97
Waco 151 Land	Waco, TX	151.40
Waco Swanson	Waco, TX	350.70
West End Land	Dallas, TX	5.50
Whorton Land	Bentonville, AR	79.70
Willowick Land	Pensacola, TX	39.78
Wilmer 88	Dallas, TX	87.60
Windmill Farms-Harlan Land	Kaufman County, TX	245.95

Total Land/Development		7,309.48

ITEM 3. LEGAL	PROCEEDINGS

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

The Annual Meeting of Stockholders was held on November 20, 2008, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2008. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	7,239,860	46,936
Sharon Hunt	7,236,208	50,588
Robert A. Jakuszewski	7,236,541	50,255
Ted R. Munselle	7,236,541	50,255
Ted P. Stokely	7,240,799	45,997

There were 10 abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2008, and any interim period, at least 7,270,417 votes were received in favor of such proposal, 4,521 votes were received against such proposal, and 11,868 votes abstained.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended.

	High	Low	High	Low
	2007		2008
First Quarter	$13.98	$11.50	$17.99	$13.88
Second Quarter	$18.69	$12.97	$20.50	$14.69
Third Quarter	$17.83	$14.60	$15.12	$10.25
Fourth Quarter	$16.30	$14.69	$13.44	$9.15

On March 5, 2009, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $11.35 per share.

As of March 5, 2009, TCI’s Common Stock was held by approximately 3,925 holders of record.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the US Total Market Index (“Total Market Index”) and the Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2003, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Transcontinental Realty Investors, Inc.	$100.00	$85.18	$99.52	$83.08	$92.41	$68.74
Dow Jones US	$100.00	$103.15	$102.52	$119.22	$126.89	$83.95
Dow Jones US Real Estate	$100.00	$130.13	$141.85	$188.88	$151.38	$90.01

TCI paid no dividends on common stock in 2008, 2007 or 2006. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,409,000 shares. The repurchase program has no termination date. In November 2004, the Board approved a private block purchase of 212,800 shares of Common Stock for a total cost of $3.1 million. The following table represents shares repurchased during each for the three months of the last quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2008			1,284,512	122,788
October 31, 2008	—	—	1,284,512	122,788
November 30, 2008	—	—	1,284,512	122,788
December 31, 2008	—	—	1,284,512	122,788

Total	—

ITEM 6. SELECTED	FINANCIAL DATA

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$142,344	$127,932	$100,591	$78,338	$62,539
Total operating expenses	135,741	116,698	93,340	73,167	70,582

Operating (loss) income	6,603	11,234	7,251	5,171	(8,043)
Other expenses	(75,860)	(30,346)	(22,351)	(31,742)	(19,851)

Loss before gain on land sales, minority interest, and income tax benefit	(69,257)	(19,112)	(15,100)	(26,571)	(27,894)
Gain on land sales	4,798	11,956	11,421	7,702	7,110
Minority interest	654	50	393	(112)	(1,194)
Income tax benefit	33,548	8,174	4,828	9,817	15,989

Net loss from continuing operations	(30,257)	1,068	1,542	(9,164)	(5,989)

Net income from discontinuing operations, net of minority interest	62,466	10,043	1,964	18,233	29,695

Net income	32,209	11,111	3,506	9,069	23,706
Preferred dividend requirement	(975)	(925)	(210)	(210)	(210)

Net income applicable to common shares	$31,234	$10,186	$3,296	$8,859	$23,496

PER SHARE DATA
Earnings per share—basic
Loss from continuing operations	$(3.86)	$0.02	$0.17	$(1.19)	$(0.76)
Discontinued operations	7.72	1.26	0.25	2.31	3.67

Net income applicable to common shares	$3.86	$1.28	$0.42	$1.12	$2.91

Weighted average common share used in computing earnings per share	8,086,640	7,953,676	7,900,869	7,900,869	8,082,854

Earnings per share—diluted
Loss from continuing operations	$(3.86)	$0.02	$0.15	$(1.19)	$(0.76)
Discontinued operations	7.72	1.22	0.25	2.31	3.67

Net income applicable to common shares	$3.86	$1.24	$0.40	$1.12	$2.91

Weighted average common share used in computing diluted earnings per share	8,086,640	8,188,602	8,180,401	7,900,869	8,082,854

BALANCE SHEET DATA
Real Estate, net	$1,480,791	$1,364,426	$1,113,416	$943,069	$778,528
Notes and interest receivable, net	39,120	32,699	39,566	64,818	56,630
Total assets	1,640,067	1,521,189	1,250,167	1,089,079	920,311
Notes and interest payables	1,168,015	1,177,586	901,464	770,161	644,071
Stockholders’ equity	310,927	285,481	265,929	251,179	240,519
Book value per share	$38.45	$35.89	$32.01	$31.41	$30.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

The Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Other sections of this report, including Part I Item 1A “Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller and during 2008 acquired over $119 million and sold over $179 million of land and income-producing properties. As of December 31, 2008, we owned 10,650 units in 53 residential apartment communities, 30 commercial properties comprising 5.2 million rentable square feet. In addition, we own over 7,309 acres of land held for development and had 5 projects under construction. The Company currently owns income-producing properties and land in 13 states as well as in the U.S. Virgin Islands.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.

TCI is advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. We currently contract with third-party companies to manage our apartment communities. Approximately 82.8% of our common stock is owned by ARL, our “Parent Company.” TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with its Parent Company. We do not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to our Parent Company’s majority ownership of our outstanding stock.

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

Real Estate

Upon acquisitions of real estate, We assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations – Years Ended December 31, 2008, 2007, and 2006” as included in Item 8. “Financial Statements and Supplementary Data”. The total property portfolio represents all income producing properties held as of December 31, for the year presented. Sales subsequent to year end represent properties that were previously included in continued operations, but subsequently sold or held for sale and reclassed to discontinued operations as of December 31, 2008. The number of properties included in continued operations for discussion purposes is shown below.

	2008	2007	2006
Continued operations	83	64	73
Sales subsequent to year end	—	25	30

Total property portfolio	83	89	103

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up (80% or more) and is held the entire period for both years; under comparison it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

Results of operations for the year ended December 31, 2008 as compared to the same period ended 2007;

Our net income applicable to common shares has increased almost 207% as compared to the prior year. The majority of this increase is attributable to a few significant non-recurring sales transactions in which we sold multiple income producing properties; one transaction involved the sale of 14 Midland/Odessa apartment complexes and the other transaction involved the sale of three Chicago hotels. These transactions occurred in the first quarter. We recorded gains of $65.5 million and $18.4 million, respectively, before taxes and minority interests for these two transactions. In addition, we had several other sales throughout the year in which we recorded gains on sales of $7.7 million or less per transaction.

We had net income applicable to common shares of $31.2 million in 2008, which includes gain on land sales of $4.8 million, and income from discontinued operations net of minority interest of $62.5 million as compared to a net income applicable to common shares of $10.2 million in 2007, which includes gain on land sales of $12.0 million and income from discontinued operations net of minority interest of $10.0 million.

Revenues

Rental and other property revenues increased by $14.4 million as compared to prior year of which the apartment portfolio increased $12.9 million and the land portfolio increased $1.2 million with the remaining increase split between the commercial and other portfolios. The increase within the apartment portfolio was mainly due to our developed properties in the lease up phase, which accounted for $10.6 million of the increase. The remaining $2.3 million increase within the apartment portfolio was split up fairly evenly between same properties, acquired properties, and properties being developed. The increase in revenues from our land portfolio is due to oil and gas royalties received in the current year that were not applicable in the prior year.

Expenses

Property and operating expenses increased by $13.6 million as compared to prior year of which the apartment portfolio increased $10.0 million, the commercial portfolio increased by $1.7 million, and the land portfolio increased by $2.8 million, offset by a decrease in our other portfolio of $1.0 million. The increases within the apartment portfolio were from increased operating costs and maintenance of $2.8 million in the same apartment portfolio. Our completed apartments in the lease up phase accounted for another $5.8 million of the increase. Our apartment’s properties, which are being developed, accounted for $1.0 million of the increase. Our properties which are being developed are completed in phases. As a phase is completed, it is leased up while the remaining properties are still being completed. The remaining increase within the apartment portfolio of $0.4 million is from our properties acquired in the current year.

We had an increase in depreciation expense of $3.2 million as compared to prior year of which the apartment portfolio increased $3.1 million with the remainder due to the commercial portfolio. The increases within the apartment portfolio were from a $1.4 million increase in the same apartment portfolio, a $1.5 million increase in the apartments in the lease up phase and a $0.2 million increase due to apartments acquired in the current year.

Advisory fee to affiliate increased by $1.4 million as compared to prior year. Our advisory fee to affiliate is based on our gross assets. We had an increase in gross assets in the current year.

Other Income Expense

Other income increased by $2.3 million. The majority of the increase $2.1 million is due to receiving a dividend distribution from our investment in Realty Korea CR-REIT Co., Ltd in the current year.

Mortgage and loan interest increased by $7.5 million which is due to an increase in the apartments of $6.7 million and an increase the commercial properties of $0.8 million. Interest expense within the apartment portfolio increased $6.0 million from our developed properties in the lease up phase. Once an apartment is completed, the interest expense is no longer capitalized. Our same apartment portfolio increased by $0.5 million and our new apartment acquisitions increased interest expense by $0.2 million. Within the commercial portfolio, we refinanced the existing loan on the Amoco building late last year pulling some of the equity out of the building and thus increasing interest expense.

Earnings from unconsolidated subsidiaries and investees was a loss of $1.1 million in 2008. This represents our portion of earnings (loss) for the entities in which we do an equity pick up. These entities had positive net income in the prior year as opposed to a loss in the current year.

There were no gains or losses recorded for involuntary conversions in the current year. Although several of our properties in Galveston, Texas were damaged due to hurricane Ike, the total extent of the damage and the claims to be filed have not been reasonably estimated or completed. In the prior year, we had a gain on involuntary conversion of $34.8 million. This was from the claims filed on our New Orleans property for damages resulting from hurricane Katrina in 2005.

The provision for allowance on notes receivable and impairment were due to posting an allowance against various investments within our portfolio. The prior year amount was due to the write down of a vacant commercial property and an underperforming apartment complex, both located in Memphis, Tennessee.

Gain on land sales decreased in the current year. This decrease is in part due to the tightening of the credit markets, and the ability to get a land loan. Thus, we have found it difficult to complete land transactions. In the current year, we sold 91.7 acres of land in eight separate transactions for an aggregate sales price of $14.3 million, receiving $4.3 million in cash and recorded a gain on sale of $4.8 million. The average sales price was $156,000 per acre. The sales relate to the properties known as; McKinney Ranch (13.9 acres and 6.3 acres), Kmart Plaza (0.7 acres), TCI Breeze acres (42.8 acres), McKinney Corners (2.1 acres), Valley Ranch (20.6 acres), Seminary West (2.2 acres), and Valley Ranch (3.1 acres). Also included in gain on land sales is the sale of our mineral rights on 43.4 acres of land known as Marine Creek for $1.1 million. In the prior year, we sold 127.6 acres of land in nine separate transactions for an aggregate sales price of $20.8 million, receiving $8.4 million in cash and recorded a gain of $12.0 million. The average sales price was $163,000 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2008. Included in discontinued operations are a total of 25 and 31 income producing properties as of 2008 and 2007, respectively. In 2008, we sold 25 properties which consist of 18 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Forty-Four Hundred Apartments, Fountains at Waterford, Hunters Glen, SouthGate, Sunchase, Thornwood, Westwood Square, Woodview, Fairway View, Willow Creek, Fountain Lake, and Mountain Plaza), four hotels (City Suites, Majestic Inn, Willows, and Hotel Akademia), and three commercial buildings (Lexington Center, Executive Court, and Encon Warehouse). In 2007, we sold six properties which consist of five apartment complexes (Bluffs at Vista Ridge,

Somerset, El Chaparral, Harpers Ferry, and Oak Park IV) and one commercial building (Forum OB). The gains on sale of the apartments sold in 2008 and 2007 are also included in the discontinued operations for those years (dollars in thousands).

	For Years Ended December 31,
	2008	2007
Revenue
Rental	$5,280	$38,634
Property operations	2,204	26,274

	3,076	12,360
Expenses
Interest	(5,736)	(11,990)
General & administration	(671)	(60)
Depreciation	(290)	(3,728)

	(6,697)	(15,778)

Net loss from discontinued operations before gains on sale of real estate	(3,621)	(3,418)
Gain on sale of discontinued operations	104,411	20,919
Equity in investee	6,306	—
Net income fee to affiliate	(3,041)	(2,050)
Net sales fee to affiliate	(7,953)	—

Income from discontinued operations	96,102	15,451
Tax expense	(33,636)	(5,408)

Income from discontinued operations	$62,466	$10,043

Results of operations for the year ended December 31, 2007 as compared to the same period ended 2006;

We had net income applicable to common shares of $10.2 million in 2007, which includes gains of land sales of $12.0 million, and net income from discontinued operations, net of minority interest of $10.0 million, compared to net income applicable to common shares of $3.3 million in 2006, including gains on land sales totaling $11.4 million and net income from discontinued operations, net of minority interest of $2.0 million.

Revenues

Rental and other property revenue increased $27.3 million, which by segment is an increase in the apartments of $7.6 million, an increase in commercial of $20.2 million, offset by a decrease in our land of $0.5 million. The change within the apartment portfolio comes from an increase in our same apartments of $4.1 million, and an increase in our apartments in the lease up phase of $3.5 million. The increase within the commercial portfolio of $23.8 million is attributable to our new acquisitions. This is offset by a decrease in our same commercial portfolio of $3.6 million. Although we continue to see increased occupancies in our apartments, our commercial properties are experiencing a slight decline in occupancies. The decrease in our land portfolio is due to a decrease in oil and gas royalty revenues received.

Expenses

Property operating expenses increased by $13.3 million as compared to prior year, which by segment is an increase in our apartment portfolio of $3.2 million, an increase in our commercial portfolio of $9.8 million, and an increase in our other portfolio of $0.3 million. The change within the apartment portfolio comes from an increase in our same apartment portfolio of $0.6 million and an increase in our apartments in the lease up phase of $2.6 million. We continue to effect repairs and maintenance for our existing tenants, and we have new and incremental costs associated with leasing up our developed properties. The majority of the increase with in the commercial portfolio is from the acquisition of new properties which increased our expenses by $9.5 million. In addition, we experienced a slight increase in operating expenses within our same commercial portfolio.

Depreciation and amortization expense increased by $2.1 million as compared to prior year, which by segment is an increase in our apartment portfolio of $0.5 million and an increase in our commercial portfolio of $1.6 million. The increase within the apartment portfolio is an increase $0.5 million from our new developments in the lease up phase. As we complete a phase of a project and start leasing it up we also start to depreciate the completed phase. The increase within the commercial portfolio is mainly due to our acquisition of Browning Place and Fenton Centre (formerly known as Park West I and Park West II) for an increase of $2.6 million, offset by a decrease in depreciation within our same commercial portfolio of $1.0 million.

General and administrative expenses increased by $5.8 million. The 2006 amount includes $3.3 million in various credits for litigation reimbursements, lower legal and professional fees. The 2007 amount includes $2.0 million in legal settlement fees, and higher costs reimbursements to our advisor.

Advisory fees to affiliate increased by $2.1 million. The increase was due to higher gross assets in 2007 as compared to 2006. Our advisory fee is based in part on gross assets.

Other Income Expense

Mortgage and loan interest expense increased by $19.6 million, which by segment is an increase in our apartments of $4.5 million, an increase in our commercial properties of $6.8 million, and an increase in our land and other portfolios of $8.3 million. The increase within the apartment portfolio is due to refinancing of existing debt on our same apartment portfolio for an increase of $2.5 million and the addition of interest expense associated with the completion of new projects accounted for the other $2.0 million of expense. The increase within the commercial portfolio is mainly due to the additional interest associated with the debt on the purchase of Browning Place and Fenton Centre which accounts for $6.8 million of the increase in interest expense.

Gain on involuntary conversion was $34.8 million in 2007 as compared to $20.5 million in 2006, an increase of $14.3 million. The 2007 amount represents the remaining insurance proceeds due from the New Orleans properties that suffered damage from hurricane Katrina in 2005.

We recorded an asset impairment charge of $3.7 million in 2007, related to the write down of three properties; Foxwood apartments, a 220 unit complex located in Memphis, Tennessee, for $1.7 million; Executive Court Office building, a 222,000 square foot commercial building located in Memphis, Tennessee, for $1.2 million; and the Encon Warehouse, a 256,000 square warehouse located in Fort Worth, Texas for $800,000.

In 2007, we sold 127.6 acres of land in nine separate transactions with an aggregate sales price of $20.8 million, receiving $8.4 million in cash and recording a gain on sale of $12.0 million. The average sales price was $163,000 per acre. The sales relate to the properties known as; Desoto Ranch (easement), 28.9 acres of McKinney Ranch land, 3.4 acres Mandahl Bay, 2.3 acres West End Land, 3.0 acres Miro Lago, 4.0 acres Hines Meridian, and 86 acres RB Land. In 2006, we sold 192.6 acres of land in seven separate transactions, at an average sales price of $196,000 per acre recording a gain of $11.4 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale. Included in discontinued operations are a total of 31 and 34 income producing properties as of 2007 and 2006, respectively. The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2008. In 2008, we sold 25 properties which were reclassed to prior year discontinued operations except for the Thornwood apartments. Thornwood was purchased in 2007, and thus not included in the 2006 discontinued operations In 2007, we sold 6 properties which consisted of six apartments; Bluffs at Vista Ridge, Somerset, El Chapparral, Harpers Ferry, and Oak Park IV, and one commercial building; Forum OB. In 2006 we sold four apartment complexes; Apple Lane, Plantation, Timbers, and Will-O-Wick. The gains on sale of the apartments sold in 2007 and 2006 are also included in the discontinued operations for those years (dollars in thousands).

	For Years Ended December 31,
	2007	2006
Revenue
Rental	$38,634	$37,710
Property operations	26,274	24,249

	12,360	13,461
Expenses
Interest	(11,990)	(9,473)
General and administration	(60)	(62)
Depreciation	(3,728)	(4,132)

	(15,778)	(13,667)

Net loss from discontinued operations before gains on sale of real estate	(3,418)	(206)
Gain on sale of discontinued operations	20,919	5,689
Net income fee to affiliate	(2,050)	(2,462)

Income from discontinued operations	15,451	3,021
Tax expense	(5,408)	(1,057)

Income from discontinued operations	$10,043	$1,964

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

It is important to realize that the current status of the banking industry has had a significant effect on our industry. The banks willingness and/or ability to originate loans affects our ability to buy and sell property, and refinance existing debt. We are unable to foresee the extent and length of this down turn. A continued and extended decline could materially impact our cash flows. We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans, which are converted to traditional mortgages upon completion of the project.

Management anticipates that our cash as of December 31, 2008, along with cash that will be generated in 2009 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at extending a portion of the Company’s current maturity obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands).

	2008	2007	Variance
Net cash provided by (used in) operating activities	$20,407	$(118)	$20,525
Net cash used in investing activities	$(65,209)	$(230,843)	$165,634
Net cash provided by financing activities	$39,546	$237,397	$(197,851)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from affiliated entities. In the current year, the majority of the affiliated receivables account was paid down, thus increasing our cash from operations.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. We used $130.1 million on construction and development. This is a decrease of $63.7 million from prior year. We have discontinued certain projects, while continuing to development our apartment properties. We acquired approximately 22 tracts of land consisting of approximately 1,400 acres in 2008 for $54.7 million, whereas in the prior year, we purchased only 14 tracts of land. We continue to make capital improvements on our existing properties. We used $15.5 million on improvements on income producing properties which is relatively consistent with the prior year. We acquired five commercial buildings and two apartments using $64.5 million. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties. We sold 18 apartments, three commercial buildings and four hotels providing $162.9 million. We sold 91.7 acres of land providing $16.4 million.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the sale of properties provided $190.4 million. We used $17.1 million to make recurring note payments, and $140.2 for maturing notes.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2008 are shown in the table below (dollars in thousands);

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt obligation	$2,173,384	$382,663	$293,184	$186,083	$1,311,454
Capital lease obligation	—	—	—	—	—
Operating lease obligation	55,215	769	1,724	1,767	50,955
Purchase obligation	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	147,356	147,356	—	—	—

Total	$2,375,955	$530,788	$294,908	$187,850	$1,362,409

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

Operating Relationships

TCI received rents of $2.7 million in 2008, $2.2 million in 2007, and $846,000 in 2006 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory, Addison Hanger, Browning Place, Fenton Place, 1010 Commons, 600 Las Colinas, Amoco, Parkway North, Stanford Corp, Thermalloy, and Senlac.

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

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2008, our $1.2 billion debt portfolio consisted of approximately $827.6 million of fixed-rate debt, with interest rates ranging from 2.0% to 17.0% and approximately $332.7 million of variable-rate debt. Our overall weighted average interest rate at December 31, 2008 and 2007 was 7.00% and 7.12%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2009 than they did during 2008, TCI’s interest expense would increase and net income would decrease by $3.3 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2008. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Assets
Market securities at fair value							$2,775
Note Receivable
Variable interest rate—fair value							$12,288
Instrument’s maturities	$6,159	$3,354	$2,775	$—	$—	$—	$12,288
Instrument’s amortization	—	—	—	—	—	—	—
Interest	327	241	109	—	—	—	677
Average Rate	5.2%	4.9%	5.3%	0.0%	0.0%
Fixed interest rate—fair value							$23,966
Instrument’s maturities	$17,280	$—	$—	$1,875	$2,407	$2,404	$23,966
Instrument’s amortization	—	—	—	—	—	—	—
Interest	549	507	507	396	345	84	2,388
Average Rate	8.1%	7.5%	7.5%	7.5%	8.0%

Notes Payable	2009	2010	2011	2012	2013	Thereafter	Total
Variable interest rate—fair value							$332,759
Instrument’s maturities	$200,327	$66,127	$25,049	$4,840	$3,197	$3,262	$302,802
Instrument’s amortization	8,058	4,891	3,135	1,372	864	11,637	29,957
Interest	20,618	11,627	3,248	1,728	1,125	6,151	44,497
Average Rate	5.41%	5.19%	3.99%	3.72%	5.07%
Fixed interest rate—fair value							$827,637
Instrument’s maturities	$86,681	$28,493	$40,058	$2,281	$74,360	$118,914	$350,787
Instrument’s amortization	12,876	9,592	7,528	7,420	7,145	432,289	476,850
Interest	54,103	48,445	44,992	42,225	39,527	739,201	968,493
Average Rate	7.21%	6.52%	6.21%	6.28%	6.23%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2008. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER, FUQUA & HUFF, PC

Plano, Texas

March 27, 2009

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,526,016	$1,327,913
Real estate held for sale at cost, net of depreciation ($0 for 2008 and $21,598 for 2007)	8,018	69,561
Real estate subject to sales contracts at cost, net of depreciation ($12,226 for 2008 and $8,713 for 2007)	60,807	64,320
Less accumulated depreciation	(114,050)	(97,368)

Total real estate	1,480,791	1,364,426
Notes and interest receivable
Performing (including $17,323 in 2008 and $4,339 in 2007 from affiliates and related parties)	42,413	34,677
Non-performing	—	—
Less allowance for estimated losses	(3,293)	(1,978)

Total notes and interest receivable	39,120	32,699
Cash and cash equivalents	5,983	11,239
Investments in securities	2,775	13,157
Investments in unconsolidated subsidiaries and investees	23,365	27,569
Other assets (including $1,077 in 2008 and $151 in 2007 from affiliates and related parties)	88,033	72,099

Total assets	$1,640,067	$1,521,189

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $9,103 in 2008 and $8,270 in 2007 to affiliates and related parties)	$1,100,852	$1,007,226
Notes related to assets held-for-sale	4,191	107,847
Notes related to subject to sales contracts	62,972	62,513
Accounts payable and other liabilities (including $62,367 in 2008 and $2,807 in 2007 to affiliates and related parties)	147,356	56,501

	1,315,371	1,234,087
Commitments and contingencies:
Minority interest	13,769	1,621
Shareholders’ equity:
Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2008 and 2007 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2008 and 2007 respectively	1	1
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2008 and 8,113,669 shares issued and 8,078,966 outstanding in 2007	81	81
Treasury stock	—	(577)
Paid-in capital	263,290	274,733
Retained earnings	44,980	12,771
Accumulated other comprehensive income (loss)	2,575	(1,528)

Total shareholders’ equity	310,927	285,481

Total liabilities and shareholders’ equity	$1,640,067	$1,521,189

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $2,754 and $2,211 and $846 in 2008 and 2007 and 2006 respectively from affiliates and related parties)	$142,344	$127,932	$100,591
Expenses:
Property operating expenses (including $7,117 and $7,372 and $6,424 in 2008 and 2007 and 2006 respectively from affiliates and related parties)	88,035	74,470	61,134
Depreciation and amortization	24,938	21,731	19,586
General and administrative (including $4,372 and $3,409 and $2,778 in 2008 and 2007 and 2006 respectively from affiliates and related parties)	10,704	9,793	3,994
Advisory fee to affiliate	12,064	10,704	8,626

Total operating expenses	135,741	116,698	93,340

Operating income	6,603	11,234	7,251
Other income (expense):
Interest income (including $1,052 and $3,600 and $1,931 in 2008 and 2007 and 2006 respectively from affiliates and related parties)	3,011	2,257	2,698
Other income (including $216 and $0 and $0 in 2008 and 2007 and 2006 respectively from affiliates and related parties)	4,135	1,805	928
Mortgage and loan interest (including $2,729 and $603 and $693 in 2008 and 2007 and 2006 respectively from affiliates and related parties)	(74,493)	(66,995)	(47,346)
Earnings from unconsolidated subsidiaries and investees	(1,096)	1,502	890
Involuntary conversion	—	34,771	20,479
Provision for allowance on notes receivable and impairment	(7,417)	(3,686)	—
Litigation settlement	—	—	—

Total other expenses	(75,860)	(30,346)	(22,351)

Loss before gain on land sales, minority interest, and income tax benefit	(69,257)	(19,112)	(15,100)
Gain on land sales	4,798	11,956	11,421
Minority interest	654	50	393

Loss from continuing operations before income tax benefit	(63,805)	(7,106)	(3,286)
Income tax benefit	33,548	8,174	4,828

Net income (loss) from continuing operations	(30,257)	1,068	1,542

Income from discontinued operations, net of minority interest before income tax expense	96,102	15,451	3,021
Income tax expense	(33,636)	(5,408)	(1,057)

Net income from discontinuing operations , net of minority interest	62,466	10,043	1,964

Net income	32,209	11,111	3,506
Preferred dividend requirement	(975)	(925)	(210)

Net income applicable to common shares	$31,234	$10,186	$3,296

Earnings per share—basic
Income (loss) from continuing operations	$(3.86)	$0.02	$0.17
Discontinued operations	7.72	1.26	0.25

Net income applicable to common shares	$3.86	$1.28	$0.42

Earnings per share—diluted
Income (loss) from continuing operations	$(3.86)	$0.02	$0.15
Discontinued operations	7.72	1.22	0.25

Net income (loss) applicable to common shares	$3.86	$1.24	$0.40

Weighted average common share used in computing earnings per share	8,086,640	7,953,676	7,900,869
Weighted average common share used in computing diluted earnings per share	8,086,640	8,188,602	8,180,401

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
		Shares	Amount
	(dollars in thousands)
Balance, December 31, 2005	$—	8,113,669	$81	$(3,086)	$256,494	$(1,846)	$(464)	$251,179
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(790)	(790)
Unrealized gain on investment securities	—	—	—	—	—	—	2,321	2,321
Series D preferred stock	1	—	—	—	9,999	—	—	10,000
Series D preferred stock dividends (7% per year)	—	—	—	—	(77)	—	—	(77)
Series C preferred stock dividends	—	—	—	—	(210)	—	—	(210)
Net income	—	—	—	—		3,506	—	3,506

Balance, December 31, 2006	1	8,113,669	81	(3,086)	266,206	1,660	1,067	265,929
Unrealized gain on foreign currency translation	—	—	—	—	—	—	3,388	3,388
Unrealized loss on investment securities	—	—	—	—	—	—	(5,983)	(5,983)
Series D preferred stock dividends (7% per year)	—	—	—	—	(715)	—	—	(715)
Series C preferred stock dividends	—	—	—	—	(210)	—	—	(210)
Net income	—	—	—	—	—	11,111	—	11,111
Acquisition of minority interest	—	—	—	—	9,452	—	—	9,452
Repurchase/sale of treasury shares, net	—	—	—	2,509	—	—	—	2,509

Balance, December 31, 2007	1	8,113,669	81	(577)	274,733	12,771	(1,528)	285,481
Unrealized gain on foreign currency translation	—	—	—	—	—	—	9,685	9,685
Unrealized loss on investment securities	—	—	—	—	—	—	(5,582)	(5,582)
Series D preferred stock dividends (7% per year)	—	—	—	—	(765)	—	—	(765)
Series C preferred stock dividends	—	—	—	—	(210)	—	—	(210)
Net income	—	—	—	—	—	32,209	—	32,209
Acquisition of minority interest	—	—	—	—	(10,468)	—	—	(10,468)
Repurchase/sale of treasury shares, net	—	—	—	577	—	—	—	577

Balance, December 31, 2008	$1	8,113,669	$81	$—	$263,290	$44,980	$2,575	$310,927

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income applicable to common shares	$31,234	$10,186	$3,296
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(4,798)	(11,956)	(11,421)
Depreciation and amortization	25,228	25,459	25,408
Provision for allowance of notes receivable and impairment	7,417	1,317	(2)
Amortization of deferred borrowing costs	7,110	4,876	3,049
Earnings from unconsolidated subsidiaries and investees	(5,210)	(1,502)	(890)
Change in minority interest	(654)	(50)	(393)
Gain (loss) on foreign currency translation	—	—	—
Gain on sale of income producing properties	(104,411)	(20,919)	(5,689)
(Increase) decrease in assets:
Accrued interest receivable	(1,749)	(420)	788
Other assets	395	2,753	(9,146)
Prepaid expense	(1,182)	(2,496)	—
Escrow	(21,758)	(2,018)	—
Earnest money	1,618	9,149	(9,446)
Rent receivables	(819)	(1,271)	—
(Increase) decrease in liabilities:
Accrued interest payable	(2,983)	(462)	664
Intercompany change	62,367	(6,614)	(1,684)
Other liabilities	28,602	(6,150)	108

Net cash provided by (used in) operating activities	20,407	(118)	(5,358)
Cash Flow From Investing Activities:
Proceeds from notes receivables ($3,349 in 2008, $4,111 in 2007, $0 in 2006 from affiliates)	(4,487)	13,812	6,973
Acquisition of land held for development	(54,744)	(24,940)	—
Proceeds from sales of income producing properties	162,859	40,458	47,869
Proceeds from sale of land	16,382	59,699	—
Investment in unconsolidated real estate entities	14,586	1,115	(5,024)
Improvement of land held for development	(1,789)	(2,859)	—
Improvement of income producing properties	(15,547)	(12,890)	(34,739)
Acquisition of minority interest	12,148	2,884	—
Investment in marketable equity securities	—	—	—
Acquisition of income producing properties	(64,466)	(114,258)	(150,748)
Construction and development of new properties	(130,151)	(193,864)	—

Net cash used in investing activities	(65,209)	(230,843)	(135,669)
Cash Flow From Financing Activities:
Proceeds from notes payable ($10,850 in 2008, $8,669 in 2007, $0 in 2006 from affiliates)	190,444	431,168	242,134
Recurring amortization of principal on notes payable	(17,111)	—	—
Payments on maturing notes payable	(140,202)	(183,188)	(95,289)
Deferred financing costs	5,838	(10,006)	(6,477)
Repurchase/sale of treasury stock	577	(577)	—

Net cash provided by financing activities	39,546	237,397	140,368

Net increase (decrease) in cash and cash equivalents	(5,256)	6,436	(659)
Cash and cash equivalents, beginning of period	11,239	4,803	5,462

Cash and cash equivalents, end of period	$5,983	$11,239	$4,803

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$77,247	$76,847	$50,652
Cash paid for income taxes, net of refunds	—	—	—

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain (loss)	$9,685	$3,388	$790
Unrealized gain (loss) on marketable securities	$(5,582)	$(5,983)	$2,321
Note receivable allowance	$(1,500)	—	—
Note receivable for treasury stock	—	$3,353	—
Land exchanged with affiliated party	—	$(900)	—
Note payable paid by affiliate on purchase of real estate	—	—	$10,475
Increase in minority interest related to acquisition of real estate	—	—	$15,321
Real estate purchased from affiliate decreasing affiliate receivable	—	—	$12,214
Note payable assumed to decrease affiliate payable	—	—	$5,150
Funds collected by affiliate for property damage insurance reimbursement	—	—	$1,500
Issue of Series D Preferred Stock and reduction of payable to affiliate	—	—	$41,040
	—	—	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Certain balances for 2006 and 2007 have been reclassified to conform to the 2008 presentation.

NOTE 1. SUMMARY	OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.    Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. In October 2001, TCI announced a preliminary agreement for the acquisition of TCI by American Realty Investors, Inc. (“ARL”). See Note 21. “Commitments, Contingencies and Liquidity.”

Basis of consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”) or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). Controlling interest in an entity is normally determined by the ownership of a majority of the entity’s voting interests; however, other determining factors include, but may not be limited to, whether the Company provides significant financial support and bears a majority of the financial risks, authorizes certain capital transactions such as the purchase, sale or financing of material assets or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting pronouncements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Investment in non-controlled equity investees.    The equity method is used to account for investments in partnerships which TCI does not control but for which significant influence can be exerted, and for its investment in the shares of common stock of Income Opportunity Realty Investors, Inc., (“IOT”) and ARL. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional advances and decreased by a proportionate share of the investee’s operating losses and distributions received.

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

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of December 31, 2008, we have 25,000 shares of stock options outstanding. These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. At December 31, 2008, 2007 and 2006, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

Stock-based employee compensation.    The Company previously accounted for its stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company previously based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified-prospective method and applied the provisions of SFAS No. 123(R) to all share-based compensation. All of TCI’s stock options were fully vested as of January 1, 2006 and TCI had no outstanding stock option grants that were modified or settled after January 1, 2006; therefore, the adoption of SFAS No. 123(R) had no material effect on the Company’s results of operations for the year ended December 31, 2006. The Directors Stock option plan was terminated in December of 2005.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 2. REAL	ESTATE

A summary of our real estate transactions for the year ended December 31, 2008 is listed below (dollars in thousands):

	2008	2007
Apartments	$653,023	$428,354
Apartments under construction	56,195	153,214
Other developments in progress	221,756	99,513
Commercial properties	406,798	362,070
Hotels	—	39,274
Land held for development	188,244	245,488
Real estate held for sale	8,018	91,159
Real estate subject to sales contract	73,033	73,033

Total Real Estate	1,607,067	1,492,105
Less accumulated deprecation	(126,276)	(127,679)

	$1,480,791	$1,364,426

The following is a brief description of the most significant property acquisitions and sales in 2008.

Woodmont TCI XIV, LP

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV, LP land for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property and accrues interest at Prime plus 0.75%.

Midland Odessa

On January 25, 2008, we sold 14 apartment complexes in a single transaction for an aggregate sales price of $89.9 million and recorded a gain on sale of $65.5 million. We received cash of $25.8 million after paying off existing mortgages of $56.6 million, and $7.5 million in commissions and other closing costs.

The properties consisted of:

Forty-Four Hundred Apartments, a 92-unit complex in Midland, Texas;

Arbor Pointe, a 194-unit complex in Odessa, Texas;

Ashton Way, a 178-unit complex in Midland, Texas;

Autumn Chase, a 94-unit complex in Midland, Texas;

Courtyard Apartments, a 133-unit complex in Midland, Texas;

Coventry Point, a 120-unit complex in Midland, Texas;

Fairway, a 152-unit complex in Longview, Texas;

Fountains at Waterford, a 172-unit complex in Midland, Texas;

Hunters Glen, a 260-unit complex in Midland, Texas;

Southgate, a 180-unit complex in Odessa, Texas;

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Sunchase, a 300-unit complex in Odessa, Texas;

Thornwood, a 109-unit complex in Midland, Texas;

Westwood, a 79-unit complex in Odessa, Texas; and

Woodview, a 232-unit complex in Odessa, Texas.

Lexington

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million. We received cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

Fairway View

On February 6, 2008, we sold the Fairway View Apartments, a 264-unit complex located in El Paso, Texas for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

Chicago Hotels

On February 14, 2008, we sold three hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

City Suites Hotel, a 45-room hotel;

Majestic Hotel, a 55-room hotel; and

Willows Hotel, a 52-room hotel.

Hotel Akademia

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akademia, a 161-room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

Bridgewood Ranch

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106-unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher rate of 6.75% or Prime plus 0.25% and matures in March 31, 2019.

Quail Hollow

On April 16, 2008, we acquired the Quail Hollow apartments, a 200-unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Valley Ranch

On June 10, 2008, we sold 20.6 acres of undeveloped land known as Valley Ranch, located in Irving, Texas for $7.2 million, recording a $1.9 million gain on sale. We received $2.0 million in cash and provided $2.2 million in seller financing, after paying down $2.9 million in existing debt, and incurring $100,000 in closing costs.

Stanford Centre

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

Las Colinas

On July 23, 2008, we purchased 24.1 acres of land known as Las Colinas land located in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage secured by the property. The note accrues interest at Prime plus 4.00% and matures on July 23, 2010.

Windmill Farms Harlan

On July 23, 2008, we purchased 246.0 acres of land known as Windmill Farms Harlan land located in Kaufman County, Texas for $6.8 million. We financed the transaction with $1.3 million cash and seller financing of $5.5 million. The note accrues interest at 2.00% for the first year, 4.00% for the second year and 6.00% for the third year and each year thereafter and matures on July 23, 2013.

Travis Ranch

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

Mountain Plaza

On October 15, 2008, we sold the Mountain Plaza apartments, a 188-unit complex, located in El Paso, Texas for $7.9 million. We received $1.1 million in cash, after providing seller financing of $1.9 million. The buyer assumed the existing mortgage of $4.9 million secured by the property

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3. NOTES	AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands).

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z APTS, LP	04/12	6.50%	$1,875	100% Interest in 3334Z Apartments
400 St. Paul	01/09	9.25%	3,612	Office building, Dallas, TX
Atlantic Hotels, LLC(1)	08/09	8.50%	2,000	Atlantic Sands Hotel, Virginia Beach, VA
Basic Capital Management(1)	10/11	7.00%	1,252	Industrial building, Arlington, TX
Basic Capital Management(1)	10/11	7.00%	1,523	Retail building, Cary, NC
CTMGT Travis Ranch, LLC	08/14	6.00%	2,404	Unsecured
CTMGT Travis Ranch, LLC	Demand	5.00%	4,866	Unsecured
Dallas Fund XVII LP	10/09	9.00%	5,499	Assignment of partnership interests
Garden Centura LP(1)	N/A	7.00%	4,026	Excess cash flow from partnership
Miscellaneous related party notes(1)	Various	Various	1,431	Various secured interest
Miscellaneous non-related party notes	Various	Various	381	Various secured interest
Ocean Beach Partners(1)	12/09	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	10/13	10.00%	2,407	33 acres undeveloped land, Austin, TX
Syntek Acquisition Corp(1)	08/10	Prime +1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	07/09	7.50%	1,638	Unsecured
Accrued interest			2,866
Allowance for estimated losses			(3,293)

Total			$39,120

(1)	Related Party

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2008, 2.0% of our assets were invested in junior and wraparound mortgage loans.

As of December 31, 2008, the obligors on $17.3 million or 44% of the mortgage notes receivable portfolio were due from affiliated entities. At December 31, 2008, 2.4% of our assets were invested in notes and interest receivable.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Related Party

In 2008, TCI paid Prime, its affiliates and related parties $12.0 million in advisory fees, $10.9 million incentive and net income fees, $0.2 million in mortgage brokerage and equity refinancing fees, $2.8 million in property and construction management, and leasing commissions, $3.9 million in property acquisition fees, $4.7 million in real estate brokerage commissions, $3.4 million in construction supervision fees. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $4.3 million.

NOTE 4. ALLOWANCE	FOR ESTIMATED LOSSES

The allowance account was reviewed and increased in 2007 and 2008. There were no allowances for receivables in 2006 as shown below (dollars in thousands).

	2008	2007	2006
Balance January 1,	$1,978	$—	$—
(Decrease) Increase in provision	1,315	1,978	—
Balance December 31,	$3,293	$1,978	$—

NOTE 5. INVESTMENT	IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. American Realty Investors, Inc. (“ARL”) is our parent company. Income Opportunity Investors, Inc. (“IOT”) is a related entity. Both ARL and IOT are considered unconsolidated subsidiaries.

Investments accounted for via the equity method consists of the following:

Investee	Percent ownership
	2008	2007
American Realty Investors, Inc.(1)	3%	6%
Income Opportunity Investors, Inc.(1)	25%	25%
Garden Centura	5%	5%

(1)	Unconsolidated subsidiary

Our interest in the common stock of ARL and our partnership interest in Garden Centura, LLP in the amount of 3% and 5% respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2008 and 2007 were not determinable as there were no readily traded markets for these entities.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$274,242	$79,436	$353,678
Notes Receivable	82,840	—	82,840
Other assets	229,081	6,841	235,922
Notes payable	(272,328)	(50,723)	(323,051)
Other liabilities	(127,288)	(2,466)	(129,754)
Shareholders equity/partners capital	$(186,547)	$(33,088)	$(219,635)

Rents and interest and other income	$48,132	$10,997	$59,129
Depreciation	(2,914)	(3,032)	(5,946)
Operating expenses	(46,918)	(4,149)	(51,067)
Gain on land sales	1,769	—	1,769
Interest expense	(20,527)	(3,336)	(23,863)

Income from continuing operations	(19,807)	480	(19,978)
Income from discontinued operations	41,686	—	41,686

Net income	$21,946	$480	$21,708

Companys proportionate share of earnings	$6,517	$24	$6,541

2007	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$270,743	$81,389	$352,132
Notes Receivable	87,247	—	87,247
Other assets	238,251	7,302	245,553
Notes payable	(315,528)	(53,614)	(369,142)
Other liabilities	(109,513)	(2,469)	(111,982)
Shareholders equity/partners capital	$(171,200)	$(32,608)	$(203,808)

Rents and interest and other income	$59,274	$9,844	$69,118
Depreciation	(2,840)	(2,829)	(5,669)
Operating expenses	(52,038)	(4,562)	(56,600)
Gain on land sales	7,495	—	7,495
Interest expense	(25,844)	(2,846)	(28,690)

Income from continuing operations	(13,953)	(393)	(14,346)
Income from discontinued operations	29,254	—	29,254

Net income	$15,301	$(393)	$14,908

Companys proportionate share of earnings	$850	$(20)	$830

2006	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$317,137	$—	$317,137
Notes Receivable	58,509	—	58,509
Other assets	219,883	—	219,883
Notes payable	(307,417)	—	(307,417)
Other liabilities	(132,231)	—	(132,231)
Shareholders equity/partners capital	$(155,881)	$—	$(155,881)

Rents and interest and other income	$73,864	$—	$73,864
Depreciation	(5,226)	—	(5,226)
Operating expenses	(61,258)	—	(61,258)
Gain on land sales	12,218	—	12,218
Interest expense	(29,452)	—	(29,452)

Income from continuing operations	(9,854)	—	(9,854)
Income from discontinued operations	20,123	—	20,123

Net income	$10,269	$—	$10,269

Companys proportionate share of earnings	$698	$—	$698

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 6. INVESTMENTS	IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We currently hold this investment at its fair value while we wait for our final distribution. We account for the investment as “available for trade” in accordance with FAS No. 115, as amended by FAS No.157. The methodology that we used to determine the fair value is discussed below:

The fair value of our investment in Realty Korea CR-REIT, Ltd is based on the sale and distribution of the assets. The CR-REIT was dissolved in 2008 and delisted from the Korean stock exchange, but a portion of the proceeds have yet to be distributed. Thus, we have performed a level 3 fair value analysis, which is based on anticipated proceeds which were received subsequent to year end as shown below (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted prices in Active Markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (level 3)
Trading securities	$—	$—	$—	$—
Available for sale securities	2,775	—	—	2,775

Total	$2,775	$—	$—	$2,775

	Investments	Total
Beginning Balance	$—	$—
Total gains or losses(realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	2,775	2,775
Purchases, issuances, and settlements	—	—
Transfers in/or out of level 3	—	—

ending balance	$2,775	$2,775

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—	$—

Gain and losses(realized and unrealized) included in earnings for the year ended December 31, 2008 are reported in other revenues as follows:

Other Income
Total gains or losses included in earnings for the year ended December 31, 2008	$—
Change in unrealized gains or losses relating to assets held at reporting date	$—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7. NOTES	AND INTEREST PAYABLE

Notes and interest payable consists of the following (dollars in thousands):

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments*	Balance 12/31/2008
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$338,033	$16,536	$—	$—	$(2,985)	$—	$(2,882)	$194,477	$543,179
Apartments under construction	130,699	—	38,868	38,012	—	—	—	(161,001)	46,578
Other developments in progress	135,755	13,366	17,335	—	(1,453)	—	(4,777)	(30,937)	129,289
Commercial properties	231,804	27,953	—	4,000	(3,578)	—	—	(4,515)	255,664
Hotels	42,917	—	—	—	—	—	—	(42,917)	—
Land held for development	119,294	23,656	—	10,718	(6,812)	(6,855)	—	(31,806)	108,195
Corporate and other	4,425	—	—	—	(207)	(3,902)	—	10,013	10,329
Accrued interest	4,299	—	—	—	—	—	—	3,319	7,618

Real estate held for investment	$1,007,226	$81,511	$56,203	$52,730	$(15,035)	$(10,757)	$(7,659)	$(63,367)	$1,100,852

Real estate held for sale	$107,847	$—	$—	$—	$—	$(121,786)	$—	$18,130	$4,191

Real estate subject to sales contract	$62,513	$—	$—	$—	$(2,076)	$—	$—	$2,535	$62,972

*	Change is due to reclassification of grouping for discontinued operations and construction.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The table following table shows the estimated fair value of our notes payable (dollars in thousands);

	2008		2007
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Note payable	$1,338,769	$1,160,396	$1,114,754	$1,172,950

Interest payable		$7,619		$4,636

		$1,168,015		$1,177,586

The scheduled principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

2009	$307,942
2010	109,103
2011	75,770
2012	15,913
2013	85,566
Thereafter	566,102

$1,160,396

Notes payable at December 31, 2008, accrue interest at rates ranging from 2.0% to 17.0% per annum, and mature between 2009 and 2049. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.4 million.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Land

In connection with the purchase of Las Colinas land located in Irving, Texas on July 23, 2008, we financed the acquisition with a new mortgage loan of $3.8 million and $0.7 million collateralized by the land property purchased. The notes accrue interest at prime plus 4% and prime plus 1%, respectively. The notes are payable in monthly installments of interest only with the balance and all unpaid and accrued interest due at maturity on July 23, 2010.

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

NOTE 8.    RELATED PARTY TRANSACTIONS

TCI received rents of $2.7 million in 2008, $2.2 million in 2007, and $846,000 in 2006 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory, Addison Hanger, Browning Place, Fenton Place, 1010 Commons, 600 Las Colinas, Amoco, Parkway North, Stanford Centre, Thermalloy, and Senlac.

TCI financial results are consolidated with American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2008, ARL owned 82.8% of the outstanding TCI common shares.

TCI charged rent to Regis Hotel Corporation, a related party, for TCI’s hotel properties that were managed by Regis Hotel Corporation as of December 31, 2008 and 2007; the receivable from Regis Hotel Corporation was $-0- and $185,000, respectively. As of December 31, 2008, TCI holds no hotel properties.

TCI pays to Regis a construction management fee of 6% on all construction projects in progress. TCI incurred construction management and supervision fees of $3.4 million for 2008 and $5.4 million for 2007.

TCI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each month, is the Prime rate plus 1% on the average daily cash balances advanced.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Affiliate receivables with Regis Hotel Corporation are included within Other Assets and the affiliate payables to Prime and IOT are included within Other Liabilities in the accompanying consolidated balance sheet. The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2008 (dollars in thousands).

Prime
Balance, December 31, 2007	$(2,564)
Cash transfers	80,986
Cash repayments	(125,669)
Fees and commissions payable to affiliate	(35,744)
Advances due to financing proceeds	20,973
Payables through Prime	(349)

Balance, December 31, 2008	$(62,367)

NOTE 9.    PREFERRED STOCK

TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $7.00 per share annually or $1.75 per quarter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90.0% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2008, 30,000 shares of Series C Preferred Stock were issued and outstanding.

In November 2006, TCI acquired approximately 3,000 acres of partially developed land in Forney, Texas, known as Windmill Farms for approximately $50.2 million. Forney is a suburb east of the Dallas/Fort Worth Metroplex. The purchase price was paid by issuance of $10.0 million in TCI Series D Preferred Stock, as well as additional financing arranged by Prime. Immediately upon closing, TCI sold its interest in the property to ARL, for an amount equal to its investment in the property, at no gain or loss. ARL assumed all of the liabilities incurred associated with the purchase. The net $10.0 million proceeds from the sale to ARL were applied to reduce the balance due to Prime. The Series D Preferred Stock, which is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods.

NOTE 10.    DIVIDENDS

TCI paid no dividends on its Common Stock in 2008, 2007 or 2006. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

NOTE 11.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. As of December 31, 2008, 25,000 options were outstanding of which 15,000 shares were exercisable at $14.25 per share, 5,000 shares were exercisable at $16.73 per share and 5,000 were exercisable at $17.64 per share.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 12.    ADVISORY AGREEMENT

Prime Income Asset Management, LLC (“Prime”), which is owned 100% by Prime Income Asset Management, Inc., (“PIAMI”), is the contractual advisor to TCI. PIAMI is owned by Realty Advisors (80.0%) and Syntek West (20.0%), related parties. Syntek West is owned by Gene E. Phillips. Realty Advisors, Inc. is owned by a trust established for the benefit of the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM or PIAMI or Prime, but serves as a representative of the trust, is involved in daily consultation with the officers and directors of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

Additionally, if management were to request that Prime render services other than those required by the Advisory Agreement, Prime or an affiliate of Prime would be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in Note 13. “Property Management,” Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, provides property management services. As discussed in Note 14. “Real Estate Brokerage,” Regis Realty I, LLC (“Regis I”), a related party, provided, on a non-exclusive basis, brokerage services.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 13.    PROPERTY MANAGEMENT

Triad provides property management services for a fee of 6.0% or less of the monthly gross rents collected on residential properties and 3.0% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC, (“HRSHLLC”), a related party. Triad subcontracts the property-level management and leasing of 24 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses) and three of its hotels to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

Regis I provides construction management and supervision services for TCI’s properties under construction. Regis I charged fees of 6.0% of certain construction costs. Those fees totaled $3.4 million, $5.4 million and $2.0 million for 2008, 2007 and 2006, respectively.

NOTE 14.    REAL ESTATE BROKERAGE

Regis I also provides brokerage services on a non-exclusive basis and is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Cost reimbursements are allocated based on the relative market values of the company’s assets. The fees paid to our advisor and cost reimbursements are detailed below.

	2008	2007	2006
	(dollars in thousands)
Fees:
Advisory fee	$12,064	$10,704	$8,626
Sales incentive fee	7,953	2,564	1,490
Net income fee	3,041	(514)	972
Property acquisition	1,041	1,279	980
Mortgage brokerage and equity refinancing	176	1,342	678

	$24,275	$15,375	$12,746

Cost reimbursements	$4,372	$3,409	$2,778

Rent revenue	$2,754	$2,211	$846

Fees paid to Triad, an affiliate, Regis I and related parties:

	2008	2007	2006
	(dollars in thousands)
Fees:
Property acquisition	$2,910	$2,494	$2,664
Real estate brokerage	4,724	2,367	1,358
Construction supervision	3,409	5,422	1,991
Property and construction management and leasing commissions	2,808	2,242	2,353

	$13,851	$12,525	$8,366

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 16.    INCOME TAXES

For 2008, TCI has a net taxable loss after the use of operating loss carry forwards and for 2007 and 2006, TCI had net operating losses.

The income tax expense (benefit) for 2008, 2007 and 2006 in the accompanying financial statement were calculated under a Tax Sharing and Compensating Agreement (Agreement) between TCI and ARL. In 2008, ARL had a net loss and TCI had net income. In 2007 and 2006, ARL had net income in each year and TCI had a net loss in each year. For 2008 TCI recorded a current Federal tax expense of $175,000 and in 2007 and 2006, respectively, TCI recorded a current tax benefit in the amount of $2,766,000 and $3,771,000. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense is attributable to:

	2008	2007	2006
Income from continuing operations	$(33,461)	$(8,250)	$(5,533)
Income from discontinued operations	33,636	5,484	1,762

	$175	$(2,766)	$(3,771)

There was no deferred tax expense (benefit) recorded for the period as a result of the uncertainty of the future use of the deferred tax asset. The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2008	2007	2006
Computed “expected” income tax (benefit) expense	$11,273	$3,888	$1,227
Book to tax differences for partnerships not consolidated for tax purposes	6,909	7,362	(2,619)
Book to tax differences for depreciation and amortization	1,003	987	811
Book to tax differences	(20,033)	(4,161)	(1,107)
Book to tax differences	0	(10,371)	(7,139)
Use of net operating loss carryforward	(2,522)	0	0
Book provision for loss	2,450	0	0
Partial valuation allowance against current net operating loss benefit	0	0	6,317
Other	1,095	(471)	(1,261)

	$175	$(2,766)	$(3,771)

Alternative minimum tax	$144	$—	$—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2008	2007	2006
Net operating losses	$15,552	$11,667	$18,281
AMT credits	1,364	1,210	1,210
Basis difference of:
Real estate holdings	(34,829)	(18,381)	(21,975)
Notes receivable	5,962	4,712	4,711
Investments	(4,469)	(10,468)	(7,844)
Notes payable	32,143	21,856	21,918
Deferred gains	9,932	5,707	14,069

Total	25,655	16,303	30,370
Deferred tax valuation allowance	(25,655)	(16,303)	(30,370)

Net deferred tax asset	$—	$—	$—

TCI has tax net operating loss carryforwards of approximately $40.9 million expiring through the year 2027.

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2019. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2008. (dollars in thousands):

2009	48,924
2010	44,463
2011	37,594
2012	30,387
2013	19,852
Thereafter	35,834

217,054

NOTE 18.    OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, hotels, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, minority interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate. There are no intersegment revenues and expenses and TCI conducted all of its business within the United States, with the exception of Hotel Akademia, a 161-room hotel in Wroclaw, Poland, which was sold March 28, 2008, See “Note 2. “Real Estate”.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2008, 2007 and 2006 (dollars in thousands).

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/08
Operating revenue	$57,907	$83,249	$—	$1,602	$(414)	$142,344
Operating expenses	34,553	48,155	—	4,812	515	88,035
Depreciation and amortization	10,627	14,482	—	(184)	13	24,938
Mortgage and loan interest	17,987	39,067	—	12,831	4,608	74,493
Interest income	—	—	—	—	3,011	3,011
Gain on land sales	—	—	—	4,798	—	4,798

Segment operating loss	$(5,260)	$(18,455)	$—	$(11,059)	$(2,539)	$(37,313)

Capital expenditures	3,040	(71)	—	(159)	—	2,810
Assets	337,911	662,764	—	409,046	—	1,409,721

Property Sales
Sales price	$9,383	$111,727	$41,749	$16,382	$—	$179,241
Cost of sale	8,521	34,334	15,593	11,434	—	69,882
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$862	$77,393	$26,156	$4,798	$—	$109,209

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/07
Operating revenue	$57,112	$70,350	$—	$375	$95	$127,932
Operating expenses	32,785	38,534	—	2,021	1,130	74,470
Depreciation and amortization	10,332	11,382	—	13	4	21,731
Mortgage and loan interest	17,147	30,835	—	13,120	5,893	66,995
Interest income	—	—	—	—	2,257	2,257
Gain on land sales	—	—	—	11,956	—	11,956

Segment operating loss	$(3,152)	$(10,401)	$—	$(2,823)	$(4,675)	$(21,051)

Capital expenditures	8,781	80	—	—	—	8,861
Assets	297,131	566,896	—	366,509	9	1,230,545

Property Sales
Sales price	$9,350	$40,480	$—	$42,588	$—	$92,418
Cost of sale	5,921	28,089	—	15,391	—	49,401
Deferred current gain	—	—	—	15,241	—	15,241
Recognized prior deferred gain	5,099	—	—	—	—	5,099

Gain on sale	$8,528	$12,391	$—	$11,956	$—	$32,875

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/06
Operating revenue	$36,886	$62,666	$—	$963	$76	$100,591
Operating expenses	22,977	35,889	—	2,257	11	61,134
Depreciation and amortization	8,665	10,899	—	22	—	19,586
Mortgage and loan interest	10,294	27,678	—	9,546	(172)	47,346
Interest income	—	—	—	—	2,698	2,698
Gain on land sales	—	—	—	11,421	—	11,421

Segment operating income (loss)	$(5,050)	$(11,800)	$—	$559	$2,935	$(13,356)

Capital expenditures	9,753	2,529	—	(336)	—	11,946
Assets	101,500	428,288	—	186,124	281,694	997,606

Property Sales
Sales price	$—	$15,350	$—	$37,834	$—	$53,184
Cost of sale	—	9,661	—	26,413	—	36,074
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$5,689	$—	$11,421	$—	$17,110

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2008	2007	2006
Segment operating loss	$(37,313)	$(21,051)	$(13,356)
Other non-segment items of income (expense)
General and administrative	(10,704)	(9,793)	(3,994)
Advisory fees	(12,064)	(10,704)	(8,626)
Litigation	—	—	—
Bad debt and allowance	—	—	—
Impairment	(7,417)	(3,686)	—
Gain on involuntary conversion	—	34,771	20,479
Other income (expense)	4,135	1,805	928
Equity in earnings of investees	(1,096)	1,502	890
Minority interest	654	50	393
Deferred tax	33,548	8,174	4,828

Income (loss) from continuing operations	$(30,257)	$1,068	$1,542

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2008	2007	2006
Segment assets	$1,409,721	$1,230,545	$997,606
Investments in real estate partnerships	26,140	40,726	39,611
Other assets	135,381	116,037	102,035
Assets held for sale	68,825	133,881	110,915

Total assets	$1,640,067	$1,521,189	$1,250,167

NOTE 19.    DISCONTINUED OPERATIONS

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2008, 2007 and 2006. Income from discontinued operations relates to 25, 31, and 34 properties that were sold or repositioned in 2008, 2007 and 2006, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands).

	For Years Ended December 31,
	2008	2007	2006
Revenue
Rental	$5,280	$38,634	$37,710
Property operations	2,204	26,274	24,249

	3,076	12,360	13,461
Expenses
Interest	(5,736)	(11,990)	(9,473)
General and administrative	(671)	(60)	(62)
Depreciation	(290)	(3,728)	(4,132)

	(6,697)	(15,778)	(13,667)

Net loss from discontinued operations before gains on sale of real estate	(3,621)	(3,418)	(206)
Gain on sale of discontinued operations	104,411	20,919	5,689
Equity in investee	6,306	—	—
Net income fee to affiliate	(3,041)	(2,050)	(2,462)
Net sales fee to affiliate	(7,953)	—	—

Income from discontinued operations	96,102	15,451	3,021
Tax expense	(33,636)	(5,408)	(1,057)

Net income from discontinued operations	$62,466	$10,043	$1,964

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2008, 2007 and 2006 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2008, 2007 and 2006 (unaudited, dollars in thousands):

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
2008
Total operating revenues	$32,711	$35,774	$36,641	$37,218
Total operating expenses	33,696	32,437	33,266	36,342

Operating (loss) income	(985)	3,337	3,375	876
Other expenses	(18,177)	(16,095)	(15,386)	(26,202)

Loss before gain on land sales, minority interest, and income tax benefit (expense)	(19,162)	(12,758)	(12,011)	(25,326)
Gain on land sales	1,275	2,580	696	247
Minority interest	0	0	0	654
Income tax benefit (expense)	29,830	(1,430)	1,634	3,514

Net income (loss) from continuing operations	11,943	(11,608)	(9,681)	(20,911)

Net income (loss) from discontinuing operations, net of minority interest and income taxes	55,398	(2,655)	3,034	6,689

Net income (loss)	67,341	(14,263)	(6,647)	(14,222)
Preferred dividend requirement	(240)	(239)	(239)	(257)

Net income (loss) applicable to common shares	$67,101	$(14,502)	$(6,886)	$(14,479)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$1.45	$(1.47)	$(1.23)	$(2.61)
Discontinued operations	6.86	(0.33)	0.38	0.81

Net income (loss) applicable to common shares	$8.31	$(1.80)	$(0.85)	$(1.80)

Weighted average common share used in computing earnings per share	8,075,453	8,073,659	8,083,882	8,113,669

Earnings per share—diluted
Income (loss) from continuing operations	$1.41	$(1.47)	$(1.23)	$(2.61)
Discontinued operations	6.66	(0.33)	0.38	0.81

Net income (loss) applicable to common shares	$8.07	$(1.80)	$(0.85)	$(1.80)

Weighted average common share used in computing diluted earnings per share	8,311,693	8,073,659	8,083,882	8,113,669

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
2007
Total operating revenues	$30,671	$32,168	$32,433	$32,660
Total operating expenses	27,004	28,974	28,501	32,219

Operating income	3,667	3,194	3,932	441
Other income (expense)	(12,588)	(16,067)	(22,029)	20,338

Income (loss) before gain on land sales, minority interest, and income tax benefit (expense)	(8,921)	(12,873)	(18,097)	20,779
Gain on land sales	4,769	(3,651)	5,755	5,083
Minority interest	30	(26)	19	27
Income tax benefit (expense)	(745)	1,028	2,931	4,960

Net income (loss) from continuing operations	(4,867)	(15,522)	(9,392)	30,849

Net income (loss) from discontinuing operations, net of minority interest	(1,384)	1,909	5,443	4,075

Net income (loss)	(6,251)	(13,613)	(3,949)	34,924
Preferred dividend requirement	(228)	(227)	(229)	(241)

Net income (loss) applicable to common shares	$(6,479)	$(13,840)	$(4,178)	$34,683

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(0.64)	$(1.99)	$(1.22)	$3.87
Discontinued operations	(0.18)	0.24	0.69	0.51

Net income (loss) applicable to common shares	$(0.82)	$(1.75)	$(0.53)	$4.38

Weighted average common share used in computing diluted earnings per share	7,900,213	7,881,232	7,942,089	8,082,949
Earnings per share —diluted
Income (loss) from continuing operations	$(0.64)	$(1.99)	$(1.22)	$3.68
Discontinued operations	(0.18)	0.24	0.69	0.49

Net income (loss) applicable to common shares	$(0.82)	$(1.75)	$(0.53)	$4.17

Weighted average common share used in computing diluted earnings per share	7,900,213	7,881,232	7,942,089	8,317,885

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2006
	March 31,	June 30,	September 30,	December 31,
2006
Total operating revenues	$23,565	$23,958	$26,352	$26,716
Total operating expenses	20,871	21,043	24,808	26,618

Operating income	2,694	2,915	1,544	98
Other income (expense)	(9,874)	(10,906)	(10,963)	9,392

Income (loss) before gain on land sales, minority interest, and income tax benefit (expense)	(7,180)	(7,991)	(9,419)	9,490
Gain on land sales	331	8,690	2,973	(573)
Minority interest	(172)	362	355	(152)
Income tax benefit (expense)	(515)	1,256	622	3,465

Net income (loss) from continuing operations	(7,536)	2,317	(5,469)	12,230

Net income (loss) from discontinuing operations, net of minority interest	(955)	2,333	1,155	(569)

Net income (loss)	(8,491)	4,650	(4,314)	11,661
Preferred dividend requirement	(53)	(53)	(53)	(51)

Net income (loss) applicable to common shares	$(8,544)	$4,597	$(4,367)	$11,610

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(0.96)	$0.28	$(0.70)	$1.55
Discontinued operations	(0.12)	0.30	0.15	(0.08)

Net income (loss) applicable to common shares	$(1.08)	$0.58	$(0.55)	$1.47

Weighted average common share used in computing earnings per share	7,900,869	7,900,869	7,900,869	7,900,869

Earnings per share—diluted
Income (loss) from continuing operations	$(0.96)	$0.27	$(0.70)	$1.49
Discontinued operations	(0.12)	0.29	0.15	(0.07)

Net income (loss) applicable to common shares	$(1.08)	$0.56	$(0.55)	$1.42

Weighted average common share used in computing diluted earnings per share	7,900,869	8,180,401	7,900,869	8,180,401

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS No. 144.

NOTE 21.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.    Management believes that TCI will generate excess cash from property operations in 2009; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Commitments.    In September 2005, TCI deposited $1.8 million with a seller for the purchase of partnership and member interests in 14 separate apartments and apartment developments located in the southeast. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. TCI’s total cash investment can be up to $3.6 million if all interests are purchased. TCI has formed a number of partnerships with ICON Partners to develop various residential and commercial projects. Generally, TCI is a 75% general partner in these partnerships, and is obligated to advance any required equity.

Guarantees.    In February 2004, various subsidiaries of TCI guaranteed a $10.0 million line of credit for its parent, ARL. The subsidiaries of TCI also pledged and assigned assets, in the form of securities and partnership interests in construction properties, as additional collateral for this line of credit.

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

In October 2006, Realty Advisors, Inc. (“RAI”), an affiliate of TCI and the parent company of BCM, borrowed $8.0 million from a South Korea commercial bank for the purpose of partially funding an investment in SH Chemical Co., Ltd. (“SH”) a public company based in South Korea and a manufacturer of expanded polystyrene resin products. RAI purchased approximately 34% of the outstanding common stock of SH. The $8.0 million commercial bank loan is collateralized by RAI’s investment in SH and is guaranteed by TCI.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

NOTE 22.    SUBSEQUENT EVENTS

On January 30, 2009, we sold 9.3 acres of partially developed land known as Park Forest located in Dallas, Texas for $7.7 million. We received $3.9 million in cash after paying off the existing mortgage of $3.2 million and $0.6 million in closing costs.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$951	$378	$2,683	$313	$691	$2,683	$3,374	$196	2001	01/06	40 years
Blue Lake Villas II, Waxahachie, TX	3,990	287	4,451	—	287	4,451	4,738	122	2005	01/04	40 years
Blue Lake Villas, Waxahachie, TX	10,428	526	10,556	201	526	10,757	11,283	1,567	2002	01/02	40 years
Breakwater Bay, Beaumont, TX	9,517	740	10,435	—	740	10,435	11,175	1,016	2003	05/03	40 years
Bridges On Kinsey, Tyler, TX	14,070	862	15,935	64	862	15,999	16,861	1,591	2005	02/04	40 years
Bridgewood Ranch Apts, Kaufman, TX	5,051	762	6,856	—	762	6,856	7,618	177	—	04/08	5-40 years
Capitol Hill, Little Rock, AR	9,143	1,860	7,948	—	1,860	7,948	9,808	895	2003	03/03	40 years
Curtis Moore/Leflore, Greenwood, MS	1,701	186	5,733	702	847	5,774	6,621	543	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,229	921	12,644	168	921	12,812	13,733	1,231	2005	01/04	40 years
David Jordan Phase 2, Greenwood, MS	627	51	1,521	225	276	1,521	1,797	146	1999	01/06	40 years
David Jordan Phase 3, Greenwood, MS	664	83	2,115	356	439	2,115	2,554	154	2003	01/06	40 years
Denham Springs, Livingston Parish, LA	893	1,353	—	332	1,353	332	1,685	—		07/07	40 years
Desoto Ranch, Desoto, TX	15,821	1,472	17,856	—	1,472	17,856	19,328	2,169	2002	05/02	40 years
Desoto Ridge, Desoto, TX	14,999	1,693	15,915	9	1,693	15,924	17,617	128	2008	01/04	40 years
Dorado Ranch, Odessa, TX	14,490	761	—	16,320	761	16,320	17,081	—	2008	07/07	40 years
Falcon Lakes, Arlington, TX	13,263	1,438	15,094	283	1,438	15,377	16,815	2,476	2001	10/01	40 years
Foxwoods Apartments, Memphis, TN	5,223	699	4,616	—	699	4,616	5,315	391	1977	05/98	5-40 years
Heather Creek, Mesquite, TX	11,663	1,326	12,015	—	1,326	12,015	13,341	1,201	2003	03/03	40 years
Kingsland Ranch, Houston, TX	22,027	2,011	22,938	—	2,011	22,938	24,949	2,279	2005	03/03	5-40 years
Portofino , Farmers Branch, TX	20,828	1,729	22,948	13	1,729	22,961	24,690	100	2008	09/06	40 years
Laguna Vista, Farmers Branch, TX	17,449	288	20,743	497	370	21,158	21,528	994	2006	12/04	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Lake Forest, Houston, TX	12,457	335	12,267	1,435	335	13,702	14,037	1,142	2005	01/04	5-40 years
Lakeview @ Pecan Creek, TX	14,308	885	15,860	—	885	15,860	16,745	132	2008	10/05	40 years
Legends Of El Paso, El Paso, TX	15,756	1,318	17,215	697	1,318	17,912	19,230	592	2006	07/05	40 years
Longfellow Arms, Longview, TX	14,508	1,352	14,957	—	1,352	14,957	16,309	156	2008	12/06	40 years
Mansion of Mansfield, Mansfield, TX	15,530	977	—	15,893	977	15,893	16,870	—	2008	09/05	40 years
Mariposa Villas, Dallas, TX	12,007	788	13,131	—	788	13,131	13,919	1,107	2002	01/02	40 years
Mason Park Apts, Houston, TX	20,036	2,300	21,280	—	2,300	21,280	23,580	45	2008	08/06	40 years
Mission Oaks, San Antonio, TX	15,365	1,266	16,627	122	1,266	16,749	18,015	646	2007	05/05	40 years
Monticello Estates, Monticello, AR	525	36	1,493	264	285	1,508	1,793	116	2002	01/06	40 years
Paramount Terrace, Amarillo, TX	2,990	340	3,061	—	340	3,061	3,401	800	1983	05/00	40 years
Parc @ Rogers, Rogers, AR	20,550	1,482	22,981	266	1,748	22,981	24,729	197	2008	04/04	40 years
Parc At Maumelle, Maumelle, AR	16,517	1,153	17,744	797	1,153	18,541	19,694	761	2007	12/04	40 years
Parc At Metro Center, Nashville, TN	9,770	960	11,415	486	960	11,901	12,861	417	2007	05/05	40 years
Parc @ Clarksville, Clarksville, TN	13,338	571	14,422	102	571	14,524	15,095	64	2008	05/06	40 years
Pecan Pointe, Temple, TX	16,767	1,744	16,748	144	1,744	16,892	18,636	172	2008	10/06	40 years
Quail Hollow, Holland, OH	11,346	1,406	12,650	—	1,406	12,650	14,056	211	—	04/08	5-40 years
Quail Oaks, Balch Springs, TX	2,464	90	1,959	166	125	2,090	2,215	1,312	1982	02/87	5-40 years
River Oaks, Wiley, TX	9,526	590	11,674	93	590	11,767	12,357	1,707	2001	10/01	40 years
Riverwalk Phase 1, Greenville, MS	340	23	1,537	175	198	1,537	1,735	155	2000	01/06	40 years
Riverwalk Phase 2, Greenville, MS	1,305	52	4,007	364	297	4,126	4,423	632	2002	01/06	40 years
Savoy Of Garland, Garland, TX	1,347	760	—	1,623	760	1,623	2,383	—	—	10/06	5-40 years
Northside on Travis, Sherman, TX	12,766	1,301	—	13,883	1,301	13,883	15,184	—	—	10/07	40 years
Spy Glass, Mansfield, TX	15,602	1,280	15,272	787	1,291	16,048	17,339	1,765	2002	03/02	40 years
Stonebridge @ City Park, Houston, TX	14,148	1,545	14,786	97	1,545	14,883	16,428	1,413	2005	01/04	40 years
Treehouse, Irving, TX	5,373	312	2,807	—	312	2,807	3,119	316	1974	05/04	5-40 years
Verandas At City View, Fort Worth, TX	18,895	2,545	19,463	1,135	2,545	20,598	23,143	2,570	2001	09/01	40 years
Vistas At Pinnacle Park, Dallas, TX	18,567	1,750	19,808	12	1,750	19,820	21,570	2,198	2003	10/02	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Vistas At Vance Jackson, San Antonio, TX	15,668	1,265	16,540	59	1,265	16,599	17,864	1,320	2005	01/04	40 years
Wildflower Villas, Temple, TX	13,598	1,119	15,526	71	1,119	15,597	16,716	559	2005	04/04	40 years
Windsong, Fort Worth, TX	10,455	790	11,526	—	790	11,526	12,316	1,397	2003	07/03	40 years
Commercial
1010 Commons, New Orleans, LA	14,710	2,895	13,808	21,727	2,895	35,535	38,430	21,750	1971	03/98	5-40 years
217 Rampart, New Orleans, LA	—	2,076	—	61	2,076	61	2,137	1	—	08/06	5-40 years
225 Baronne, New Orleans, LA	—	1,162	1,444	6,833	1,162	8,277	9,439	7,432	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	6,009	211	1,953	404	211	2,357	2,568	129	1902	08/06	5-40 years
5360 Tulane, Atlanta, GA	337	95	376	223	127	567	694	426	1970	11/97	5-40 years
600 Las Colinas, Irving, TX	37,366	5,751	51,759	5,423	5,751	57,182	62,933	5,667	1984	08/05	5-40 years
Addison Hanger I, Addison, TX	—	1,616	793	49	1,616	842	2,458	353	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,324	79	—	1,403	1,403	341	2000	12/99	5-40 years
Alpenloan, Dallas, TX	384	1,061	261	—	1,061	261	1,322	4	—	05/08	5-40 years
Amoco, New Orleans, LA	19,500	1,233	3,826	6,257	1,233	10,083	11,316	7,158	1974	06/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,624	870	7,830	179	870	8,009	8,879	1,172	1979	03/03	5-40 years
Browning Place, Dallas, TX	33,839	5,096	45,868	6,125	5,096	51,993	57,089	4,071	1984	04/05	5-40 years
Clarke Garage, New Orleans, LA	—	1,033	9,293	26	1,033	9,319	10,352	338	—	08/06	5-40 years
Cullman S/C, Cullman, AL	965	200	1,800	299	200	2,099	2,299	362	1979	03/03	5-40 years
Dunes Plaza, Michigan City, IN	3,456	1,343	5,264	1,501	1,529	6,579	8,108	2,802	1978	03/92	5-40 years
Ergon Building, Jackson, MS	1,878	201	1,914	—	201	1,914	2,115	4	—	01/08	5-40 years
Eton Square, Tulsa, OK	9,494	1,469	13,219	4,130	1,469	17,349	18,818	4,455	1985	09/99	5-40 years
Fenton Center (Park West II), Dallas, TX	62,000	6,968	62,712	4,507	6,968	67,219	74,187	3,646	—	01/07	5-40 years
One Hickory, Dallas, TX	8,943	1,221	10,993	25	1,221	11,018	12,239	713	1998	05/06	7-40 years
Parkway North, Dallas, TX	3,250	1,173	4,692	1,980	1,173	6,672	7,845	2,624	1980	02/98	2-40 years
Signature, Dallas, TX	1,847	1,094	2,482	551	1,094	3,033	4,127	1,044	1985	02/99	5-40 years
Space Center, San Antonio, TX	972	247	957	328	329	1,203	1,532	928	1970	11/97	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Stanford Centre, Dallas, TX	26,075	3,878	34,862	27	3,878	34,889	38,767	437	—	06/08	5-40 years
Teleport, Dallas, TX	—	1,331	28	—	1,331	28	1,359	—	—	05/08	5-40 years
Thermalloy, Farmers Branch, TX	—	791	1,061	—	791	1,061	1,852	15	—	05/08	5-40 years
Two Hickoy, Dallas, TX	9,169	1,150	10,352	779	1,150	11,131	12,281	1,068	2000	01/05	5-40 years
Westgrove Air Plaza, Addison, TX	2,600	211	1,898	526	228	2,407	2,635	1,294	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,618	851	7,663	296	851	7,959	8,810	619	1991	10/05	5-40 years

	811,887	94,988	858,190	120,489	97,923	975,744	1,073,667	108,131
Land
1013 Common St, New Orleans, LA	—	579	—	159	738	—	738	—	—	08/98	—
2301 Valley Branch, Farmers Branch, TX	1,720	5,373	—	—	5,373	—	5,373	—	—	02/04	—
Ackerley Land, Dallas, TX	—	150	—	—	150	—	150	—	—	06/08	—
Alliance 52, Tarrant County, TX	1,610	2,656	—	—	2,656	—	2,656	—	—	05/05	—
Alliance 8, Tarrant County, TX	408	738	—	—	738	—	738	—	—	10/05	—
Alliance Airport Land, Tarrant County, TX	553	895	—	—	895	—	895	—	—	10/05	—
Archon Land, Irving, TX	4,536	6,671	—	—	6,671	—	6,671	—	—	07/08	—
Audubon Terrace, Adams County, MS	—	519	—	298	519	298	817	—	—	03/07	—
Bent Tree Aparments, Dallas, TX	—	—	—	220	—	220	220	—	—	02/08	—
Bridgewood Ranch Land, Kaufman Cty, TX	115	262	—	—	262	—	262	—	—	04/08	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Centura, Farmers Branch, TX	6,727	11,579	—	673	11,833	419	12,252	—	—	04/08	—
Circle C Land, Austin, TX	37,977	31,151	5,469	7,192	31,157	12,655	43,812	—	—	12/02	—
Cooks Lane, Ft. Worth, TX	523	1,046	—	—	1,046	—	1,046	—	—	03/06	—
Creekside, Fort Worth, TX	525	2,201	—	—	2,201	—	2,201	—	—	06/04	—
Nicholson-Croslin, Dallas, TX	117	181	—	—	181	—	181	—	—	05/08	—
Crowley, Fort Worth, TX	445	1,569	—	—	1,569	—	1,569	—	—	07/06	—
Dedeaux Road, Gulfport, MS	1,520	1,612	—	—	1,612	—	1,612	—	—	07/06	—
Denham Springs Lot 313, Denham Springs, LA	—	8	—	—	8	—	8	—	—	10/06	—
Denton Andrew B Land, Denton, TX	74	895	—	—	895	—	895	—	—		—
Denton Coonrod, Denton, TX	798	—	—	—	—	—	—	—	—	12/05	—
Denton Coonrod Land, Denton, TX	197	318	—	—	318	—	318	—	—	10/04	—
Denton-Andrew C Land, Denton, TX	554	1,349	—	—	1,349	—	1,349	—	—	12/05	—
Desoto Ranch land, Desoto, TX	562	898	—	—	898	—	898	—	—	12/05	—
Diplomat Drive, Farmers Branch, TX	512	1,775	—	—	1,775	—	1,775	—	—	12/06	—
Dominion, Dallas, TX	1,275	2,393	—	—	2,393	—	2,393	—	—	03/99	—
Ewing 8, Addison, TX	10,752	15,981	—	24	16,005	—	16,005	—	—	12/06	—
Forney Land, Kaufman County, TX	1,456	4,119	—	67	4,186	—	4,186	—	—	06/06	—
Fortune Drive, Irving, TX	1,150	1,782	—	—	1,782	—	1,782	—	—	03/08	—
Fruitland, Fruitland Park, FL	—	23	—	16	23	16	39	12	—	05/92	15 years
Harlan at Windmill Farms, Dallas, TX	5,524	6,660	—	—	6,660	—	6,660	—	—	07/08	—
Hines Meridian Land, Las Colinas, TX	7,000	7,638	—	27	7,665	—	7,665	—	—	05/07	—
Hollywood Casino, Farmers Branch, TX	3,660	3,131	—	—	3,131	—	3,131	—	—	03/08	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Hollywood Casino, Farmers Branch, TX	2,220	4,249	—	135	4,384	—	4,384	—	—	06/02	—
Houston CC, TX	—	—	—	16	—	16	16	—	—	—	—
Hunter Equities Land 2.563 Acr	—	398	—	—	398	—	398	—	—	07/08	—
Icon East Center Retail, Dallas, TX	25,988	25,653	—	6,005	25,653	6,005	31,658	—	—	11/06	—
Icon Town Center Hotel, Dallas, TX	—	—	—	826	—	826	826	—	—	11/06	—
Icon Town Center Office, Dallas, TX	—	—	—	892	—	892	892	—	—	11/06	—
Icon Town Center Residential, Dallas, TX	—	—	—	856	—	856	856	—	—	11/06	—
Jackson Convention Center, Jackson, MS	2,992	8,034	—	2,792	8,034	2,792	10,826	—	—	07/07	—
Kaufman Adams 193.731 Acres, Kaufman, TX	357	823	—	—	823	—	823	—	—	05/08	—
Kaufman Cogen Land, Kaufman County, TX	2,049	6,126	—	—	6,126	—	6,126	—	—	12/05	—
Kaufman Taylor Land, Kaufman County, TX	164	486	—	—	486	—	486	—	—	11/05	—
Keller Springs-Lofts, Addison, TX	2,541	3,378	—	1,761	3,378	1,761	5,139	—	—	10/06	—
Kinwest, LAs Colinas, TX	2,001	1,819	—	1,342	1,819	1,342	3,161	—	—	10/06	—
Lacy Longhorn, Farmers Branch, TX	1,828	3,870	—	—	3,870	—	3,870	—	—	06/04	—
Ladue/Walker, Farmers Branch, TX	9,542	20,485	—	—	20,485	—	20,485	—	—	09/06	—
Lakeshore Villas, Harris County, TX	—	81	—	3	81	3	84	—	—	03/02	—
Lakeview Apts At Mercer Crossi, Farmers Branch, TX	—	—	—	207	—	207	207	—	—	—	—
Lamar Parmer/Limestone Ii, Austin, TX	1,471	2,017	—	568	2,017	568	2,585	—	—	01/00	—
Lancaster Village, Dallas, TX	—	—	—	5	—	5	5	—	—	—	—
Las Colinas Apts/Lofts, Las Colinas, TX	3,313	3,316	—	537	3,316	537	3,853	—	—	11/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Las Colinas Condos, Las Colinas, TX	—	—	—	298	—	298	298	—	—	11/06	—
Las Colinas High Rise Apartments, Las Colinas, TX	1,149	1,150	—	1,018	1,150	1,018	2,168	—	—	11/06	—
Las Colinas High Rise Office, Dallas, TX	2,517	2,519	—	956	2,519	956	3,475	—	—	11/06	—
Las Colinas Station Masterplan, Irving, TX	—	—	—	218	—	218	218	—	—	—	—
Las Colinas Townhomes, Las Colinas, TX	11,163	3,484	—	1,201	3,484	1,201	4,685	—	—	11/06	—
Las Colinas Village Master Place, Irving, TX	—	—	—	235	—	235	235	—	—	—	—
Las Colinas, Las Colinas, TX	821	995	—	5	1,000	—	1,000	—	—	01/96	—
LBJ Office Bldg. At Mercer Crosssing, Farmers Branch, TX	—	—	—	143	—	143	143	—	—	—	—
KimWest Hackberry, Los Colinas, TX	7,456	4,506	—	—	4,506	—	4,506	—	—	12/04	—
Limestone Canyon II Land, Austin, TX	720	—	—	27	—	27	27	—	—	05/08	—
Lubbock, Lubbock, TX	—	234	—	—	234	—	234	—	—	01/04	—
Luna Road Land, Farmers Branch, TX	398	589	—	—	589	—	589	—	—	07/05	—
Luna Ventures, Dallas TX	1,131	2,934	—	—	2,934	—	2,934	—	—	04/08	—
Mandahl Bay Land, US Virgin Islands	3,772	14,031	1,316	498	14,529	1,316	15,845	—	—	11/05	—
Manhattan, Farmers Branch, TX	—	24,487	—	169	24,656	—	24,656	—	—	02/00	—
Mansfield Land, Mansfield, TX	943	543	—	—	543	—	543	—	—	09/05	—
Marine Creek, Ft. Worth, TX	1,663	2,923	—	244	3,143	24	3,167	—	—	06/02	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Marriot Courtyard At Mercer Cr, Farmers Branch, TX	—	—	—	61	—	61	61	—	—	—	—
Mason Park, Houston, TX	—	1,602	—	326	1,602	326	1,928	—	—	06/02	—
Mckinney 36, Collin County, TX	4,000	1,973	—	—	1,973	—	1,973	—	—	01/98	—
Mckinney Corners 8.9 Acres, McKinney, TX	1,062	1,918	—	—	1,918	—	1,918	—	—	05/08	—
Mckinney Ranch Land, Collin County, TX	14,336	21,402	—	605	22,007	—	22,007	—	—	12/05	—
Mendoza Lot 0.347 Acres	51	78	—	—	78	—	78	—	—	05/08	—
Mercer Apts/Lakeside Lofts, Farmers Branch, TX	—	—	—	282	—	282	282	—	—	—	—
Mercer Land Plan, Farmers Branch, TX	—	—	—	268	—	268	268	—	—	—	—
Mercer Town Homes, Farmers Branch, TX	—	—	—	314	—	314	314	—	—	—	—
Midtown Master Plan, Dallas, TX	4,095	6,392	—	413	6,392	413	6,805	—	—	02/08	—
Mira Lago, Farmers Branch, TX	—	59	—	15	74	—	74	—	—	05/01	—
Nakash, Malden, MO	—	113	—	—	113	—	113	—	—	01/93	—
Nashville, Nashville, TN	—	930	—	—	930	—	930	—	—	06/02	—
Ocean Estates, Gulfport, MS	—	1,418	—	446	1,418	446	1,864	—	—	10/07	—
Pac-Trust, Dallas, TX	1,237	1,608	—	—	1,608	—	1,608	—	—	10/01	—
Pantaze Land, Dallas, TX	299	290	—	—	290	—	290	—	—	11/05	—
Park Forest Apartments, Dallas, TX	—	—	—	211	—	211	211	—	—	—	—
Park Forest Townhomes, TX	—	—	—	734	—	734	734	—	—	—	—
Payne I & II, Los Colinas, TX	13,524	18,803	—	309	19,112	—	19,112	—	—	12/04	—
Pioneer Crossing, Dallas, TX	1,515	614	—	949	814	749	1,563	—	—	03/06	—
Plaza At Chase Oaks, Plano, TX	—	—	—	19	—	19	19	—	—	11/06	—
Polo Estates At Bent Tree, Dallas, TX	3,551	4,003	—	1,320	4,003	1,320	5,323	—	—	11/06	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Polo Estates At Park Forest/Central, Dallas, TX	5,022	4,831	—	2,975	4,831	2,975	7,806	—	—	11/06	—
Polo Estates Signature Place, Dallas, TX	—	—	—	380	—	380	380	—	—	11/06	—
Pulaski, Pulaski County, AR	1,131	2,095	—	249	2,095	249	2,344	—	—	06/03	—
Ranchview, Irving, TX	—	—	—	14	—	14	14	—	—	—	—
Ridgepointe Drive, Irving, TX	92	189	—	—	189	—	189	—	—	—	—
Seminary West, Fort Worth, TX	—	136	—	—	136	—	136	—	—	07/01	—
Senlac Land, Farmers Branch, TX	628	622	—	142	622	142	764	22	—	12/05	15 years
Senlac Vhp Land, Farmers Branch, TX	406	656	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	1	1,643	1	1,644	—	—	09/03	—
Signature Place Apartments, Dallas, TX	—	—	—	184	—	184	184	—	—	—	—
Southwood 1394 Land, Tallahassee, FL	675	809	—	58	809	58	867	—	—	02/06	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	556	—	556	—	—	06/05	—
Sugar MillBaton Rough, LA	2,445	1,882	—	2,797	1,882	2,797	4,679	—	—		—
TCI 151 Waco Acres, TX	1,300	2,106	—	—	2,106	—	2,106	—	—	04/07	—
Travis Ranch Land, Kaufman, TX	13,366	18,659	—	2	18,659	2	18,661	—	—		—
Union Pacific Railroad Land	—	837	—	—	837	—	837	—	—	03/04	—
Valley Ranch, Irving, TX	1,984	5,826	—	—	5,826	—	5,826	—	—	12/04	—
Valley View Comm Park, Farmers Branch, TX	156	544	—	—	544	—	544	—	—	02/06	—
Valley View/Senlac 3.451 Acres, Farmers Branch, TX	613	780	—	—	780	—	780	—	—	05/06	—
Mercer Crossing, Dallas, TX	1,073	496	—	—	496	—	496	—	—	05/08	—
W Hotel, 2 Acres LBJ	1,665	1,681	—	101	1,681	101	1,782	—	—	03/08	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
W Lofts, Farmers Branch, TX	6,790	6,094	—	2,663	6,094	2,663	8,757	—	—	11/06	—
Waco Swanson, Waco, TX	1,735	2,805	—	—	2,805	—	2,805	—	—	05/06	—
Walmart, Malden	—	219	887	60	219	947	1,166	358	—	08/06	15 years
West End, Dallas, TX	3,770	3,156	—	169	3,325	—	3,325	—	—	08/97	—
Whorton Land, Dallas, TX	2,950	4,291	—	6	4,297	—	4,297	—	—	07/05	—
Willowick Land, Pensacola, FL	—	137	—	—	137	—	137	—	—	05/06	—
Wilmer 88 Land, Dallas, TX	1,556	673	—	—	673	—	673	—	—	08/05	—
Woodmont Reserve	—	—	—	(7,417)	—	(7,417)	(7,417)	—	—	—	—

	268,491	376,208	7,672	38,289	379,076	43,093	422,169	392

Apartment Properties Held for Sale
Bay Walk, Galveston, TX	5,072	679	5,720	—	679	5,720	6,399	1,109	1979	09/01	5-40 years
Island Bay, Galveston, TX	14,177	2,095	17,659	—	2,095	17,659	19,754	2,730	1973	09/01	5-40 years
Limestone Canyon, Austin, TX	18,890	1,997	323	13,819	1,997	14,142	16,139	4,385	1997	07/98	40 years
Limestone Ranch, Lewisville, TX	19,218	1,620	12,173	885	1,620	13,058	14,678	2,615	2001	05/01	40 years
Marina Landing, Galveston, TX	12,104	1,240	11,160	—	1,240	11,160	12,400	2,044	1985	09/01	40 years
Sendero Ridge, San Antonio, TX	28,558	2,635	24,157	1,477	2,635	25,634	28,269	3,223	2001	11/01	40 years
Tivoli, Dallas, TX	17,223	1,355	12,120	473	1,355	12,593	13,948	2,003	2001	12/01	40 years

	115,242	11,621	83,312	16,654	11,621	99,966	111,587	18,109

	$1,195,620	$482,817	$949,174	$175,432	$488,620	$1,118,803	$1,607,423	$126,632

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

	2008	2007	2006
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,492,105	$1,222,997	$1,031,028
Additions
Acquisitions, improvements and construction	266,697	325,676	239,295
Deductions
Sale of real estate	(151,379)	(52,882)	(45,942)
Asset impairments	—	(3,686)	(1,384)

Balance at December 31,	$1,607,423	$1,492,105	$1,222,997

Reconciliation of Accumulated Depreciation
Balance at January 1,	$127,679	$109,581	$87,958
Additions
Depreciation	24,938	48,409	23,718
Deductions
Sale of real estate	(25,985)	(30,311)	(2,095)

Balance at December 31,	$126,632	$127,679	$109,581

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage		Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.00	8.00	10/13	Monthly interest only payments.	$—	$3,612	*	$3,612	$—
JUNIOR MORTGAGE LOANS
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.00	10/09	Principle and Interest due at maturity.	—	4,303		5,499	—
Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.00	10/13	Interest only payments start in November 2007.	12,000	2,386		2,407	—
OTHER
Basic Capital Management Unsecured.	7.00	10/11	Monthly interest payments.	—	1,523		1,523	—
Basic Capital Management Unsecured.	7.00	10/11	Monthly interest payments.	—	1,252		1,252	—
Garden Centura, L.P. Unsecured.	7.00	None	Excess property cash flow payments or property sales proceeds.	—	—		4,026	—
Miscellaneous related party	Various	Various		—	125		1,431	—
Miscellaneous non-related party	Various	Various		—	678		381	—
Thornwood (ICC Surfwood)	7.50	07/09	—	—	1,638		1,638	—
Syntek Acquisition Corporation	Prime + 1%	08/10	—	—	3,354		3,354	—
Ocean Beach Partners	7.00	12/09	—	—	3,279		3,279	—
Secured by 36 acres Folsum land
Atlantic Hotels, LLC.	8.50	08/09	—	—	2,000		2,000	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
CTMGT Travis Ranch, LLC	6.00	8/14			2,404	2,404
Unsecured
CTMGT Travis Ranch, LLC	5.00	Demand			4,866	4,866
Unsecured
3334Z APTS, LP	6.50	0.33			1,875	1,875
Secured by 3334Z Apartments

				$12,000	$33,295	$39,547	$—

Accrued interest						2,866
Allowance for estimated losses						(3,293)

						$39,120

*	Original note became non-performing in August 2005. In October 2006, the old note of $4.8 million was modified to $3.6 million and assumed by the new owner of the property.

See Note 3. “NOTES AND INTEREST RECEIVABLE.”

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

	2008	2007	2006
Beginning Balance	$34,677	$39,566	$42,115
Additions
New Mortgage Loans	9,145	8,554	27,960
Deductions
Collection of principal	(4,275)	(13,443)	(55,176)
Mortgages eliminated from consolidation of partnerships		—	24,667
Capitalization of accrued interest	2,866	—	—

Balance at December 31, 2007	$42,413	$34,677	$39,566

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2008. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2008, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The current directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI or its former advisor, BCM or Prime, which took over as contractual advisor for BCM on July 1, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “Affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of BCM, Prime or an officer of TCI or an officer or director of an affiliate of TCI. The designation “Independent”, when used below with respect to a director, means that the director is neither an officer of TCI nor a director, officer or employee of BCM or Prime, although TCI may have certain business or professional relationships with such director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

TED P. STOKELY:    Age 75, Director (Affiliated) (since April 1990) and Chairman of the Board (since January 1995).

General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December 1992) of Eldercare Housing Foundation (“Eldercare”), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director and Chairman of the Board of ARL (since November 2002); and Director (since April 1990) and Chairman of the Board (since January 1995) of IOT.

HENRY BUTLER:    Age 58, Director (Affiliated) (since December 2001).

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director (since July 2003) of ARL; and Director (December 2001 to July 2003) of IOT.

SHARON HUNT:    Age 66, Director (Independent) (since February 2004).

Licensed Realtor in Dallas, Texas with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997); Director (since 1991) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of ARL.

ROBERT A. JAKUSZEWSKI:    Age 46, Director (Independent) (since November 2005)

Vice President Sales and Marketing (since September 1998) of New Horizons Communications, Inc. Mr. Jakuszewski was a Consultant (January 1998 – September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski has been a director of IOT since March 16, 2004 and a director of ARL since November 22, 2005.

TED R. MUNSELLE:    Age 53, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc; President of Applied Educational Opportunities, LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas from December 2004 to August of 2007; Certified Public Accountant employed in the public accounting industry from 1977 until 1998 when he entered his current employment; Director (since February 2004) of ARL.

Board Committees

The Board of Directors held 10 meetings during 2008. For such year, no incumbent director attended fewer than 88% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the

Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2008.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle, Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met once during 2008.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2008.

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

In December 2008, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2009.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com). Pursuant to the Guidelines, the Board undertook its annual review of director independence on March 2008 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exists among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 58

President and Chief Operating Officer (effective April 2007) of ARL, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

GENE S. BERTCHER, 60

“Executive Vice President (since February 2008) and Chief Accounting Officer (since May 2008) of the Company, ARL and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present) and Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the AMEX. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified

Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

LOUIS J. CORNA, 61

Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, ARL, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. “Mr. Corna is also a Director and Vice President (since June 1, 2004) and Secretary (since January 14, 2005) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

ALFRED CROZIER, 56

Executive Vice President—Residential Construction (since November 2006) of ARL, TCI and IOT; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice president of Westchase Construction, Ltd of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is a licensed architect.

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

DAEHO KIM, 32

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim has been employed by Prime in various financial capacities including cash manager and Assistant Director of Capital Markets.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2008. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

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

Prime is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers. Prime is 80% owned by Realty Advisors, Inc. which is 100% owned by a trust for benefit of the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is an officer of SWI, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

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

The Company and Prime have a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The managers and principal executive officers of Prime are set forth below.

Mickey N. Phillips:	Manager
Ryan T. Phillips:	Manager
Daniel J. Moos:	President and Chief Operating Officer
Gene S. Bertcher	Executive Vice President and Chief Financial Officer
Louis J. Corna:	Executive Vice President—General Counsel, Executive Vice President—Tax, Secretary
Alfred Crozier:	Executive Vice President—Residential Construction

Mickey N. Phillips is Gene E. Phillips’ brother and Ryan T. Phillips is Gene E. Phillips’ son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children, which indirectly owns Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services to TCI.

Property Management

Affiliates of Prime have provide property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of TCI’s commercial properties to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I also receives real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel I, LLC, a related party, manages TCI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

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

ITEM 11.    EXECUTIVE COMPENSATION

TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of Prime, TCI’s advisor, are compensated by Prime. Such executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Prime.

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

Each Independent Director receives compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board receives an additional fee of $3,000 per year. In addition, each Independent Director receives an additional $250 for each Audit Committee meeting attended, plus each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses. During 2008, $129,750 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2008 through December 31, 2008, and special service fees as follows: Sharon Hunt, $32,250; Robert A. Jakuszewski, $32,250; Ted R. Munselle, $32,250; and Ted P. Stokely, $33,000.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime or BCM. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of March 5, 2009, options covering 25,000 shares of TCI Common Stock were outstanding.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 5, 2009.

	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
American Realty Trust, Inc.(2)	5,507,710	67.88%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

American Realty Investors, Inc. (2)(3)	6,720,936	82.83%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Basic Capital Management, Inc.	902,507	11.37%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

EQK Holdings, Inc.(2)	4,584,973	56.51%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(3)	1,213,226	14.95%
1800 Valley View Lane
Suite 100
Dallas, Texas 75234

(1)	Percentage is based upon 8,113,669 shares of Common Stock outstanding at March 5, 2009.
(2)	Includes 920,507 shares (11.37%) owned by BCM, a wholly owned subsidiary of EQK Holdings, Inc. (“EQK”) which is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARL.
(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARL.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 5, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Gene S. Bertcher	6,720,936	(2)	82.83%
Henry A. Butler	6,720,936	(2)	82.83%
Louis J. Corna	6,720,936	(2)	82.83%
Alfred Crozier	6,720,936	(2)	82.83%
Sharon Hunt	6,725,936	(2)(4)	82.89%
Robert A. Jakuszewski	6,720,936	(2)	82.83%
Ted Munselle	6,725,936	(2)(5)	82.89%
Ted P. Stokely	6,735,936	(2)(3)	83.02%
Daniel J. Moos	6,720,936	(2)	82.83%
All Directors and Executive Officers as a group (9 individuals)	6,745,936	(2)(3)(4)(5)	83.14%

(1)

Percentage is based upon 8113,669 shares of Common Stock outstanding at March 5, 2009 and as to Messer’s. Stokely and Munselle, and Ms. Hunt, shares which may be issued under existing Director Stock Options.

(2)

Includes 920,507 by BCM which is a subsidiary of EQK, 3,664,466 shares owned by EQK, 922,737 shares by ART and 1,213,226 shares owned by TRAC. Each of the executive officers of ARL may be deemed to be beneficial owners of such shares by virtue of their positions as executive officers of ARL and its subsidiaries, EQK, ART, and TRAC. The executive officers of ARL disclaim such beneficial ownership.

(3)	Includes 15,000 shares which may be acquired by Mr. Stokely pursuant to the Director Stock Option Plan.
(4)	Includes 5,000 shares which may be acquired by Ms. Hunt pursuant to the Director Stock Option Plan.
(5)	Includes 5,000 shares which may be acquired by Mr. Munselle pursuant to the Director Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

In February 1989, the Board of Directors voted to retain BCM as TCI’s advisor. See Item 10. “Directors and Executive Officers of The Registrant”. Effective July 1, 2004, Prime replaced BCM as the contractual advisor to TCI. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for TCI.

Affiliates of Prime provide property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts the property-level management and leasing of TCI’s commercial properties to Regis I and three of its hotels to Regis Hotel I, LLC.

Regis I also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

One of TCI’s Directors (Robert Jakuszewski) also serves as a director of IOT; he owes fiduciary duties to IOT as well as to TCI under applicable law. At December 31, 2008, TCI owned approximately 24.9% of the outstanding common shares of IOT. Prime also serves as advisor to ARL. All of TCI’s directors also serve as Directors of ARL. Messrs. Moos, Bertcher, Corna and Crozier serve as executive officers of ARL and IOT.

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

Operating Relationships

TCI received rents of $2.7 million in 2008, $2.2 million in 2007, and $846,000 in 2006 from Prime and its affiliates for rents of TCI owned properties, including One Hickory, Two Hickory, Addison Hanger, Browning Place, Fenton Place, 1010 Commons, 600 Las Colinas, Amoco, Parkway North, Stanford Corp, Thermalloy, and Senlac.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI by Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP for 2008 and 2007:

	2008		2007
Type of Fee	Farmer, Fuqua & Huff, L.P.	BDO Seidman, LLP	Farmer, Fuqua & Huff, L.P.	BDO Seidman, LLP
Audit Fees	$402,492	$—	$304,242	$—
Audit Related Fees	—	—	1,755	—
Tax Fees	55,775	8,000	52,950	11,000
All Other Fees	—	—	—	937

Total	$458,267	$8,000	$358,947	$11,937

The audit fees for 2008 and 2007, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2008 and 2007, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2008 and 2007 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Under the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SOX Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SOX Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers Pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and will approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Operations—Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows—Years Ended December 31, 2008, 2007, and 2006

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

(b)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2009	By:	/s/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President, Chief Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2009

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2009

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2009

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2009

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2009

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2009

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Accounting Officer (Principal Financial Officer)	March 31, 2009

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2008

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.