Form 10-Q
period 2009-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2009-05-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

☐Yes     ☐No

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at April 30, 2009)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,531,183	$1,526,016
Real estate held for sale, at cost net of depreciation ($384 for 2009 and $0 for 2008)	4,291	8,018
Real estate subject to sales contracts, at cost net of depreciation ($12,666 for 2009 and $12,226 for 2008)	60,367	60,807
Less accumulated depreciation	(120,553)	(114,050)

Total real estate	1,475,288	1,480,791
Notes and interest receivable
Performing (including $15,478 in 2009 and $17,323 in 2008 from affiliates and related parties)	34,896	42,413
Less allowance for estimated losses	(988)	(3,293)

Total notes and interest receivable	33,908	39,120
Cash and cash equivalents	2,150	5,983
Investments in securities	-	2,775
Investments in unconsolidated subsidiaries and investees	23,446	23,365
Other assets (including $1,901 in 2009 and $1,077 in 2008 from affiliates and related parties)	81,684	88,033

Total assets	$1,616,476	$1,640,067

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $9,244 in 2009 and $9,103 in 2008 to affiliates and related parties)	$1,106,715	$1,100,852
Notes related to assets held-for-sale	993	4,191
Notes related to subject to sales contracts	62,287	62,972
Accounts payable and other liabilities (including $64,939 in 2009 and $62,367 in 2008 to affiliates and related parties)	135,535	147,356

	1,305,530	1,315,371
Commitments and contingencies:
Shareholders’ equity:

Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2009 and 2008 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2009 and 2008 respectively	1	1

Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2009 and 2008	81	81
Paid-in capital	262,983	263,290
Retained earnings	34,221	44,980
Accumulated other comprehensive income	-	2,575

Total Transcontinental Realty Investors, Inc. shareholders’ equity	297,286	310,927
Non-controlling interest	13,660	13,769

Total equity	310,946	324,696

Total liabilities and equity	$1,616,476	$1,640,067

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $838 and $603 in 2009 and 2008 respectively from affiliates and related parties)	$37,371	$32,647

Expenses:
Property operating expenses (including $1,802 and $1,741 in 2009 and 2008 respectively from affiliates and related parties)	24,072	21,938
Depreciation and amortization	7,308	5,932
General and administrative (including $880 and $1,036 in 2009 and 2008 respectively from affiliates and related parties)	1,563	2,403
Advisory fee to affiliate	2,857	2,997

Total operating expenses	35,800	33,270

Operating income (loss)	1,571	(623)

Other income (expense):
Interest income (including $153 and $295 in 2009 and 2008 respectively from affiliates and related parties)	636	763
Other income (including $313 and $0 in 2009 and 2008 respectively from affiliates and related parties)	3,906	302
Mortgage and loan interest (including $651 and $285 in 2009 and 2008 respectively from affiliates and related parties)	(16,629)	(17,734)
Earnings from unconsolidated subsidiaries and investees	-	5,112
Provision for allowance on notes receivable and impairment	(379)	(7,000)

Total other expenses	(12,466)	(18,557)

Loss before gain on land sales, non-controlling interest, and tax	(10,895)	(19,180)
Gain (loss) on land sales	(251)	1,275

Loss from continuing operations before tax	(11,146)	(17,905)
Income tax benefit (expense)	(110)	29,836

Net income (loss) from continuing operations	(11,256)	11,931

Discontinued operations:

Income (loss) from discontinued operations	65	(12,813)
Gain on sale of real estate from discontinued operations	532	98,059
Income tax expense from discontinued operations	(209)	(29,836)

Net income (loss)	(10,868)	67,341

Less: net income attributable to non-controlling interest	109	-

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(10,759)	67,341

Preferred dividend requirement	(250)	(240)

Net income (loss) applicable to common shares	$(11,009)	$67,101

Earnings per share - basic
Income (loss) from continuing operations	$(1.42)	$1.45
Discontinued operations	0.05	6.86

Net income (loss) applicable to common shares	$(1.37)	$8.31

Earnings per share - diluted
Income (loss) from continuing operations	$(1.42)	$1.41
Discontinued operations	0.05	6.66

Net income (loss) applicable to common shares	$(1.37)	$8.07

Weighted average common share used in computing earnings per share	8,113,669	8,075,453
Weighted average common share used in computing diluted earnings per share	8,113,669	8,311,693

Amounts attributable to Transcontinental Realty Investors, Inc.
Income (loss) from continuing operations	$(11,147)	$11,931
Income from discontinued operations	388	55,410

Net income (loss)	$(10,759)	$67,341

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(unaudited)

(dollars in thousands)

	Total	Comprehensive Loss	Preferred Stock	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive	Non-Controlling
				Shares	Amount			Income (Loss)	Interest

Balance, December 31, 2008	$324,696	$-	$1	8,113,669	$81	$263,290	$44,980	$2,575	$13,769
Unrealized loss on investment securities	(2,575)	(2,575)	-	-	-	-	-	(2,575)	-
Series D preferred stock dividends (7% per year)	(53)	-	-	-	-	(53)	-	-	-
Series C preferred stock dividends	(197)	-	-	-	-	(197)	-	-	-
Net income (loss)	(10,868)	(10,868)	-	-	-	-	(10,759)	-	(109)
Acquisition of non-controlling interest	(57)	-	-	-	-	(57)	-	-	-

Comprehensive income		$(13,443)

Balance, March 31, 2009	$310,946		$1	8,113,669	$81	$262,983	$34,221	$-	$13,660

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2009

(unaudited)

	2009	2008
Net income (loss)	$(10,868)	$67,341
Other comprehensive income
Unrealized gain on foreign currency translation	-	9,685
Unrealized loss on investment securities	(2,575)	(6,952)

Total other comprehensive income (loss)	(2,575)	2,733

Comprehensive income (loss)	(13,443)	70,074
Comprehensive loss attributable to non-controlling interest	109	-

Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(13,334)	$70,074

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income applicable to common shares	$(11,009)	$67,101
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	251	(1,275)
Depreciation and amortization	7,330	6,164
Provision for allowance of notes receivable and impairment	379	7,000
Amortization of deferred borrowing costs	1,017	2,403
Earnings from unconsolidated subsidiaries and investees	-	(5,112)
Gain on sale of income producing properties	(532)	(98,059)
(Increase) decrease in assets:
Accrued interest receivable	425	(329)
Other assets	(3,714)	607
Prepaid expense	177	6
Escrow	13,728	1,287
Earnest money	(185)	(3,918)
Rent receivables	(3,490)	(951)
Increase (decrease) in liabilities:
Accrued interest payable	(805)	(1,101)
Intercompany change	(1,332)	(7,275)
Other liabilities	(10,489)	2,485

Net cash used in operating activities	(8,249)	(30,967)

Cash Flow From Investing Activities:

Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	5,212	2,270
Acquisition of land held for development	(650)	(12,023)
Proceeds from sales of income producing properties	-	135,583
Proceeds from sale of land	5,893	2,873
Investment in unconsolidated real estate entities	(81)	(8,272)
Improvement of land held for development	(376)	-
Improvement of income producing properties	(469)	(2,036)
Acquisition of minority interest	(109)	762
Construction and development of new properties	(8,039)	(32,109)

Net cash provided by investing activities	1,381	87,048

Cash Flow From Financing Activities:

Proceeds from notes payable	11,007	52,197
Recurring amortization of principal on notes payable	(4,637)	(4,217)
Payments on maturing notes payable	(3,585)	(109,210)
Deferred financing costs	250	1,986
Repurchase/sale of treasury stock	-	(65)

Net cash provided by (used in) financing activities	3,035	(59,309)

Net decrease in cash and cash equivalents	(3,833)	(3,228)
Cash and cash equivalents, beginning of period	5,983	11,239

Cash and cash equivalents, end of period	$2,150	$8,011

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,445	$21,838
Cash paid for income taxes, net of refunds	$997	$-

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$-	$9,685
Unrealized loss on marketable securities	$(2,575)	$(6,952)
Note receivable allowance	$-	$(1,500)
Notes receivable received from affiliates	$2,341	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “TCI”. Subsidiaries of American Realty Investors, Inc. own approximately 83.0% of the Company’s common stock (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

Properties

The Company owned or had interests in a total property portfolio of 86 properties as of March 31, 2009. The properties consisted of:

•	30 commercial buildings totaling 5.2 million leasable square feet, which consists of 18 office buildings, eight commercial warehouses, and four retail centers;

•	56 apartment communities totaling 11,282 units; inclusive of two development properties in the lease up phase, excluding apartments being developed; and

•	7,278 acres of developed and undeveloped land.

The Company is involved in the construction of two apartment development projects as of March 31, 2009. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statement and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

Newly issued accounting standards

On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of SFAS No. 160 had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009. We are currently assessing the impact that FSP FAS No. 157-4 may have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS No. 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 must be applied prospectively for interim periods ending after June 15, 2009. We are currently assessing the impact that FSP FAS No. 115-2 and FAS No. 124-2 may have on our financial statements.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2009 are listed below:

In January, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land for a sales price of $7.7 million. We received $3.9 in cash after paying off the existing note of $3.2 million, closing costs and commissions. In addition, we booked a $2.1 million receivable. There was no gain or loss on the sale of the property.

We continued to invest in the development of apartment projects. For the three months ended March 31, 2009, we have expended $7.4 million on the construction of various apartment projects and capitalized $1.9 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Our receivables as of March 31, 2009 are listed below (dollars in thousands).

Borrower	Maturity Date	Interest Rate	Amount	Security

Performing loans:
3334Z APTS, LP	04/12	6.50%	$1,875	100% Interest in 3334Z Apartments
Basic Capital Management (1)	10/11	7.00%	1,253	Industrial building, Arlington, TX
Basic Capital Management (1)	10/11	7.00%	1,523	Retail building, Cary, NC
CTMGT Travis Ranch, LLC	08/14	6.00%	5,461	Unsecured
Dallas Fund XVII LP	10/09	9.00%	5,724	Assignment of partnership interests
Garden Centura LP (1)	N/A	7.00%	4,130	Excess cash flow from partnership
Miscellaneous related party notes (1)	Various	Various	1,431	Various secured interest
Miscellaneous non-related party notes	Various	Various	380	Various secured interest
Pioneer Austin Development	10/13	10.00%	2,407	33 acres undeveloped land, Austin, TX
Syntek Acquisition Corp (1)	08/10	Prime +1.00%	3,354	Unsecured
Ocean Beach Partners (1)	12/09	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Thornwood Wrap Note, ICC Surfwood	07/09	7.50%	1,638	Unsecured
Accrued interest			2,441
Allowance for estimated losses			(988)

Total			$33,908

(1) Related Party

NOTE 4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

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

Investments accounted for via the equity method consists of the following:

Investee	Percent ownership at March 31, 2009
American Realty Investors, Inc. (1)	3%
Income Opportunity Investors, Inc. (1)	25%
Garden Centura	5%

(1) Unconsolidated subsidiary

Our interest in the common stock of ARL and our partnership interest in Garden Centura, LLP in the amount of 3% and 5%, respectively are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the quarter ended March 31, 2009 and 2008 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees for the three months ended March 31, 2009 and 2008 (dollars in thousands):

For the three months ended March 31, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$271,942	$79,059	$351,001
Notes receivable	79,356	-	79,356
Other assets	224,439	5,950	230,389
Notes payable	(269,821)	(50,096)	(319,917)
Other liabilities	(119,745)	(1,759)	(121,504)
Shareholders equity/partners capital	$(186,171)	$(33,154)	$(219,325)

Rents and interest and other income	$13,095	$2,509	$15,604
Depreciation	(551)	(716)	(1,267)
Operating expenses	(11,561)	(1,103)	(12,664)
Gain on land sales	420	-	420
Interest expense	(5,114)	(648)	(5,762)

Income from continuing operations	(3,711)	42	(3,669)
Income from discontinued operations	4,256	-	4,256

Net income	$545	$42	$587

Companys proportionate share of earnings	$(69)	$2	$(67)

For the three months ended March 31, 2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$250,866	$80,803	$331,669
Notes receivable	76,582	-	76,582
Other assets	253,249	5,941	259,190
Notes payable	(274,637)	(52,058)	(326,695)
Other liabilities	(117,518)	(1,554)	(119,072)
Shareholders equity/partners capital	$(188,542)	$(33,132)	$(221,674)

Rents and interest and other income	$7,387	$2,998	$10,385
Depreciation	(271)	(737)	(1,008)
Operating expenses	(11,544)	(1,040)	(12,584)
Gain on land sales	39,864	-	39,864
Interest expense	(4,717)	(696)	(5,413)

Income from continuing operations	30,719	525	31,244
Income from discontinued operations	(5,582)	-	(5,582)

Net income	$25,137	$525	$25,662

Companys proportionate share of earnings	$5,112	$26	$5,138

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities which consisted of our investment in Realty Korea CR-REIT, Ltd were completely disposed of in the current period.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2009. (dollars in thousands)

Balance, December 31, 2008	$(62,367)
Cash transfers	22,318
Cash repayments	(15,687)
Fees and commissions payable to affiliates	(4,870)
Advances due to financing proceeds	(3,485)
Payables through Prime	392

Balance, March 31, 2009	$(63,699)

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The affiliated amounts included in assets and liabilities, and the affiliated revenues and expense received/paid are shown on the face of the financial statements.

NOTE 7. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $7.4 million in construction loans during the three months ended March 31, 2009.

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

Presented below is the Company’s reportable segments’ operating income for the three months ended March 31, 2009 and 2008, including segment assets and expenditures: (dollars in thousands)

For the Three Months ended March 31, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$15,347	$21,879	$-	$145	$-	$37,371
Operating expenses	8,052	15,486	-	442	92	24,072
Depreciation and amortization	3,013	4,295	-	-	-	7,308
Mortgage and loan interest	3,981	8,847	-	3,094	707	16,629
Interest income	-	-	-	-	636	636
Loss on land sales	-	-	-	(251)	-	(251)

Segment operating gain (loss)	$301	$(6,749)	$-	$(3,642)	$(163)	$(10,253)

Capital expenditures	373	-	-	-	-	373
Assets	270,663	726,779	-	413,189	-	1,410,631

Property Sales
Sales price	$-	$-	$-	$511	$-	$511
Cost of sale	-	-	-	762	-	762
Deferred current gain	532	-	-	-	-	532
Recognized prior deferred gain	-	-	-	-	-	-

Gain (loss) on sale	$532	$-	$-	$(251)	$-	$281

For the Three Months ended March 31, 2008	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$12,886	$19,107	$-	$627	$27	$32,647
Operating expenses	8,865	11,582	-	1,570	(79)	21,938
Depreciation and amortization	2,613	3,318	-	1	-	5,932
Mortgage and loan interest	4,379	9,269	-	3,102	984	17,734
Interest income	-	-	-	-	763	763
Gain on land sales	-	-	-	1,275	-	1,275

Segment operating loss	$(2,971)	$(5,062)	$-	$(2,771)	$(115)	$(10,919)

Capital expenditures	1,291	-	-	-	-	1,291
Assets	296,561	588,631	-	364,005	-	1,249,197

Property Sales
Sales price	$5,797	$100,227	$41,749	$2,873	$-	$150,646
Cost of sale	5,372	28,742	15,600	1,598	-	51,312
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$425	$71,485	$26,149	$1,275	$-	$99,334

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2009	2008
Segment operating loss	$(10,253)	$(10,919)
Other non-segment items of income (expense)
General and administrative	(1,563)	(2,403)
Advisory fees	(2,857)	(2,997)
Bad debt and allowance	(379)	(7,000)
Other income	3,906	302
Equity in earnings of investees	-	5,112
Deferred tax	(110)	29,836

Income (loss) from continuing operations	$(11,256)	$11,931

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Three Months Ended March 31,
	2009	2008
Segment assets	$1,410,631	$1,249,197
Investments in real estate partnerships	23,446	32,502
Other assets	117,741	120,614
Assets held for sale	64,658	97,833

Total assets	$1,616,476	$1,500,146

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

Income from discontinued operations for 2009 relates to the sale of the Cullman Shopping Center which was sold subsequent to the quarter ended March 31, 2009. Discontinued operations for 2008 relates to 26 income producing properties consisting of 18 apartments, three commercial buildings and four hotels that were sold in 2008, and one commercial property sold subsequent to the quarter end March 31, 2009. (dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Revenue
Rental	$89	$3,658
Property operations	(14)	1,648

	103	2,010
Expenses
Interest	(12)	(5,205)
General and administration	(4)	(49)
Depreciation	(22)	(232)

	(38)	(5,486)

Net income (loss) from discontinued operations before gains on sale of real estate	65	(3,476)
Gain on sale of discontinued operations	532	98,059
Net income fee to affiliate	-	(9,337)

Income from discontinued operations	597	85,246
Tax expense	(209)	(29,836)

Net income from discontinued operations	$388	$55,410

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2009 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

Guarantees. We are a joint guarantor with Income Opportunity Realty Investors, Inc., an affiliated entity, on a loan with an outstanding balance of $36.5 million as of March 31, 2009. We have $8.5 million of this amount included in the notes and interest payable section on our balance sheet. As a joint guarantor of the loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

NOTE 11. SUBSEQUENT EVENTS

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We recorded a deferred gain on sale of $1.9 million after paying off the existing debt of $0.9 million and closing costs.

NOTE 12. EARNINGS PER SHARE

Earnings per share “(EPS)” have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have issued and outstanding 25,000 shares of stock options. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. For the three months ended March 31, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation. The net income used for calculating the basic and diluted shares did not change. The reconciliation of the weighted average shares outstanding from the basic to the diluted shares is shown below:

	March 31,
	2009	2008
Weighted average shares outstanding	8,113,669	8,075,453
Dilutive shares:
Options	-	-
Convertible preferred stock	-	236,240

Diluted weighted average shares outstanding	8,113,669	8,311,693

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2008 (“the Form 10-K”).

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our portfolio of land held for development consists of land primarily located in central Texas. In addition, we have land in Louisiana, Arkansas, Florida, and Mississippi. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We generate revenues from rents and lease income on apartments and commercial properties. We receive mineral royalties on certain land holdings. In addition, we receive interest income from affiliated receivables and certain mortgages that we have financed or obtained. In addition, we generate cash flows through the sale of our assets. We are an active buyer and seller of income producing properties and land. During the three months ended March 31, 2009, we acquired $1.0 million and sold $9.7 million of land.

The current state of the economy, including rising unemployment, constrained capital and the dramatic deleveraging of the financial system, has had a significant impact on the fundamentals of our business, including but not limited to: overall market occupancy, leasing rates, leasing renewals, purchases and dispositions of assets. The continuing loss of market liquidity is affecting all classes of debt securities, and has translated into a decline of funding availability and increased borrowing costs. Historically, we have been well positioned to reduce our exposure to down turns in the economy. Although historical results cannot be relied upon to project future results, we anticipate the diversity within our asset portfolio, the continued development of our apartment projects, and continued efforts to obtain non-traditional financing will allow us to proactively manage our assets.

As of March 31, 2009, the Company owned approximately 11,282 units in 56 residential apartment communities inclusive of two developed properties in the lease up phase and 30 commercial properties of approximately 5.2 million rentable square feet. In addition, we own 7,278 acres of land held for development and two projects under construction.

We finance our acquisitions primarily through proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We financed our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants.

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

Real Estate

Upon acquisitions of real estate, TCI assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards, SFAS No. 141, “Business Combinations.“ and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost“, and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties“. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Interest Recognition on Notes Receivable

Interest income is accrued when due, except for cash flow notes. On cash flow notes accrued but unpaid interest income is only recognized to the extent that cash is received.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands).

	March 31,
	2009	2008	Variance
Net cash used in operating activities	$(8,249)	$(30,967)	$22,718
Net cash provided by investing activities	$1,381	$87,048	$(85,667)
Net cash provided by (used in) financing activities	$3,035	$(59,309)	$62,344

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The overall use of operating cash during the current period is due to our receivables increasing while paying down our liabilities.

Our cash from investing activities decreased $85.7 million as compared to the prior period. The decrease in proceeds is primarily attributable to the decrease in sales of land and income producing properties. There were no sales of income producing properties in the current period. In the prior period, we sold 15 apartment complexes, one commercial building, and three hotels. In the current period, we also used less cash on investing activities. We expended $24.0 million less on construction and development, and $11.4 million less on acquisitions of land as compared to the prior period.

Our cash provided by financing activities for the period ended 2009 consists of proceeds from construction draws for apartments and other developments in progress. In addition, we received proceeds from new debt. This was offset by payments on recurring debt obligations and maturing notes payable. For the same period ended 2008, the primary use of cash was to pay off the debt on the mortgages for the properties sold, and the primary source of cash was from proceeds on notes payable to acquire properties and proceeds on construction draws.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily concerning payment of mortgages.

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations” for the three months ended March 31, 2009 and 2008 as included in “Part 1, Item 1 Financial Statements” of this report. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter ended represent properties in the total property portfolio that have been repositioned to discontinued operations. Continuing operations consists of the total property portfolio less any sales subsequent to the quarter end. We had a total property portfolio of 86 and 68 as of the three months ended March 31, 2009, and 2008, respectively as shown below;

	2009	2008
Continued operations	85	63
Subsequent sales	1	5

Total property portfolio	86	68

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, newly acquired properties, and developed properties in the lease up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The newly acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease up phase are properties that are in the being developed. As we complete each phase of the project, we lease up that phase and include those operations in our income. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is reclassified to the same property portfolio. Income producing properties that we have sold or are held for sale get reclassified to discontinuing operations.

Results of operations for the three months ended March 31, 2009 as compared to the same period ended 2008

For the three months ended March 31, 2009, we reported a net loss applicable to common shares of ($11.0 million) or ($1.37) per diluted earnings per share, as compared to a net income of $67.1 million or $8.07 per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $4.7 million as compared to the prior period which by segment is an increase in the apartment portfolio of $2.7 million, the commercial portfolio of $2.5 million, offset by a decrease in the land and other portfolio of $0.5 million. Within the apartment portfolio, the increase was due to the developed properties being leased up which was offset by a slight decrease in the same property portfolio. There appears to be a continued demand for newly developed properties. Within the commercial portfolio, the same property portfolio increased by $0.8 million and the acquired properties increased by $1.7 million, primarily due to our purchase of Stanford Center in July of 2008.

Expenses

Property operating expenses increased by $2.1 million as compared to the prior period which by segment is an increase in the apartment portfolio of $3.9 million and an increase in the other portfolio of $0.1 million, offset by decreases in the commercial and land portfolio of $0.8 million and $1.1 million, respectively. Within the apartment portfolio increases came from the same properties which increased by $2.7 million and the developed properties which increased by $1.2 million. Within the commercial portfolio, the same properties decreased by $0.5 million and the acquired properties decreased by $0.3 million.

Depreciation and amortization increased by $1.4 million as compared to the prior period which by segment is an increase in the apartment portfolio of $1.0 million, and an increase in the commercial portfolio of $0.4 million. Within the apartment portfolio, the same properties increased by $0.2 million and the develop properties increased by $0.8 million. Within the commercial properties, the same properties increased by $0.1 million and the acquired properties increased by $0.3 million.

Other Income (Expense)

Other income increased by $3.6 million as compared to the prior period. The increase is due to $2.3 million for gains on the disposition of our investment in the Korean REIT. In addition, we received $0.8 million in litigation settlements and $0.5 million in other non-recurring income.

Mortgage and loan interest expense decreased by $1.1 million as compared to the prior period which by segment is a decrease in the apartment portfolio of $0.4 million, a decrease in the commercial portfolio of $0.4 million, and a decrease in the other portfolio of $0.3 million. Within the apartment portfolio the same properties decreased by $1.6 million, which was offset by an increase in the developed properties of $1.2 million. Within the commercial portfolio, the same properties decreased by $0.2 million and the acquired properties decreased by $0.2 million.

Earnings from unconsolidated subsidiaries and investees decreased by $5.1 million. There were no material amounts of equity pickup from investees in the current period.

Provision for allowance on notes receivables and impairment decreased by $6.6 million. The majority of the prior period amount was due to setting up an allowance for various investments within our portfolio.

Gain on land sales decreased by $1.5 million as compared to the prior period. The decrease was due to recording a loss of $0.3 million on the sale of 0.3 acres of land known as West End land in the current period. In addition, we sold 9.2 acres of land known as Woodmont Schiff-Park Forest land at break even. There were no other land sales during the quarter. In the prior quarter, we sold 14 acres of land for a gain of $1.3 million.

The 2009 discontinued operations consist of the Cullman Shopping Center that was sold subsequent to the quarter ended March 31, 2009. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per FAS No. 66. Discontinued operations for 2008 relates to 26 income producing properties of which 25 were sold in 2008 consisting of 18 apartments, three commercial buildings and four hotels. The gain on sale, taxes and net income fee to affiliates that are associated with the properties sold during the period presented are also included in discontinued operations as shown below (dollars in thousands).

	For the Three Months Ended March 31,
	2009	2008
Revenue
Rental	$89	$3,658
Property operations	(14)	1,648

	103	2,010
Expenses
Interest	(12)	(5,205)
General and administration	(4)	(49)
Depreciation	(22)	(232)

	(38)	(5,486)

Net income (loss) from discontinued operations before gains on sale of real estate	65	(3,476)
Gain on sale of discontinued operations	532	98,059
Net income fee to affiliate	-	(9,337)

Income from discontinued operations	597	85,246
Tax expense	(209)	(29,836)

Net income from discontinued operations	$388	$55,410

Tax Matter

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first three months of 2009, and a loss, after the use of net operating loss carryforwards, in 2008; therefore, it recorded no provision for income taxes.

At March 31, 2009, TCI had a net deferred tax asset of $24.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2009, TCI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$321,428	5.63%	$3,214

Total decrease in TCI’s annual net income			3,214

Per share			$0.396

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of Transcontinental Realty Investors, Inc.’s stock were repurchased. The following table sets forth a summary by month for the quarter ended March 31, 2009 of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (a)
Balance at December 31, 2008			1,286,212	122,788
January 31, 2009	-	-	1,286,212	122,788
February 28, 2009	-	-	1,286,212	122,788
March 31, 2009	-	-	1,286,212	122,788

Total	-

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2009

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