Form 10-Q
period 2009-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2009-08-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer	☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at August 5, 2009)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,521,141	$1,526,016
Real estate held for sale at cost, net of depreciation ($0 for 2009 and 2008)	-	8,018
Real estate subject to sales contracts at cost, net of depreciation ($13,105 for 2009 and $12,226 for 2008)	54,220	60,807
Less accumulated depreciation	(127,604)	(114,050)

Total real estate	1,447,757	1,480,791
Notes and interest receivable

Performing (including $14,831 in 2009 and $17,323 in 2008 from affiliates and related parties)	35,087	42,413

Less allowance for estimated losses	(1,012)	(3,293)

Total notes and interest receivable	34,075	39,120

Cash and cash equivalents	740	5,983
Investments in securities	-	2,775
Investments in unconsolidated subsidiaries and investees	23,158	23,365
Other assets (including $5,765 in 2009 and $1,077 in 2008 from affiliates and related parties)	84,966	88,033

Total assets	$1,590,696	$1,640,067

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable (including $9,386 in 2009 and $9,103 in 2008 to affiliates and related parties)	$1,113,014	$1,100,852
Notes related to assets held-for-sale	-	4,191
Notes related to subject to sales contracts	62,155	62,972
Accounts payable and other liabilities (including $62,212 in 2009 and $62,367 in 2008 to affiliates and related parties)	136,652	147,356

	1,311,821	1,315,371

Commitments and contingencies:
Shareholders’ equity:

Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2009 and 2008 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2009 and 2008 respectively	1	1

Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2009 and 2008	81	81
Paid-in capital	262,950	263,290
Retained earnings	2,272	44,980
Accumulated other comprehensive income	-	2,575

Total Transcontinental Realty Investors, Inc. shareholders’ equity	265,304	310,927

Non-controlling interest	13,571	13,769

Total equity	278,875	324,696

Total liabilities and equity	$1,590,696	$1,640,067

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:

Rental and other property revenues (including $772 and $369 for three months and $1,611 and $972 for six months for 2009 and 2008 respectively from affiliates and related parties)	$38,473	$35,713	$75,846	$68,361

Expenses:
Property operating expenses (including $1,878 and $1,722 for three months and $3,680 and $3,463 for six months for 2009 and 2008 respectively from affiliates and related parties)	18,763	21,144	42,835	43,083
Depreciation and amortization	7,494	6,027	14,802	11,959
General and administrative (including $815 and $893 for three months and $1,695 and $1,929 for six months for 2009 and 2008 respectively from affiliates and related parties)	1,933	2,278	3,497	4,681
Advisory fee to affiliate	2,944	2,965	5,801	5,962

Total operating expenses	31,134	32,414	66,935	65,685

Operating income	7,339	3,299	8,911	2,676

Other income (expense):
Interest income (including $278 and $153 for three months and $431 and $448 for six months for 2009 and 2008 respectively from affiliates and related parties)	731	541	1,367	1,303

Other income	(564)	494	3,342	797
Mortgage and loan interest (including $750 and $137 for three months and $1,401 and $422 for six months for 2009 and 2008 respectively from affiliates and related parties)	(18,487)	(17,315)	(35,116)	(35,049)
Earnings (loss) from unconsolidated subsidiaries and investees	(300)	(568)	(300)	4,544
Litigation Settlement	745	-	745	-
Provision on impairment of notes receivable and real estate assets	(28,196)	-	(28,575)	(7,000)

Total other expenses	(46,071)	(16,848)	(58,537)	(35,405)

Loss before gain on land sales, non-controlling interest, and tax	(38,732)	(13,549)	(49,626)	(32,729)
Gain on land sales	6,548	2,580	6,296	3,855

Loss from continuing operations before tax	(32,184)	(10,969)	(43,330)	(28,874)

Income tax benefit (expense)	51	(1,153)	(59)	28,683

Net loss from continuing operations	(32,133)	(12,122)	(43,389)	(191)

Discontinued operations:

Income (loss) from discontinued operations	146	(5,209)	211	(18,022)
Gain on sale of real estate from discontinued operations	-	1,915	532	99,974
Income tax benefit (expense) from discontinued operations	(51)	1,153	(260)	(28,683)

Net income (loss)	(32,038)	(14,263)	(42,906)	53,078

Less: net income attributable to non-controlling interest	89	-	198	-

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(31,949)	(14,263)	(42,708)	53,078

Preferred dividend requirement	(252)	(239)	(502)	(479)

Net income (loss) applicable to common shares	$(32,201)	$(14,502)	$(43,210)	$52,599

Earnings per share - basic
Loss from continuing operations	$(3.99)	$(1.53)	$(5.41)	$(0.09)
Discontinued operations	0.01	(0.27)	0.06	6.60

Net income (loss) applicable to common shares	$(3.98)	$(1.80)	$(5.35)	$6.51

Earnings per share - diluted
Loss from continuing operations	$(3.99)	$(1.53)	$(5.41)	$(0.09)
Discontinued operations	0.01	(0.27)	0.06	6.60

Net income (loss) applicable to common shares	$(3.98)	$(1.80)	$(5.35)	$6.51

Weighted average common share used in computing earnings per share	8,113,669	8,073,659	8,113,669	8,074,571
Weighted average common share used in computing diluted earnings per share	8,113,669	8,073,659	8,113,669	8,074,571

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(32,044)	$(12,122)	$(43,191)	$(191)
Income from discontinued operations	95	(2,141)	483	53,269

Net income (loss)	$(31,949)	$(14,263)	$(42,708)	$53,078

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009

(unaudited)

(dollars in thousands)

								Accumulated
								Other
		Comprehensive	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Non-Controlling
	Total	loss	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2008	$324,696	$-	$1	8,113,669	$81	$263,290	$44,980	$2,575	$13,769
Unrealized loss on investment securities	(2,575)	(2,575)	-	-	-	-	-	(2,575)	-
Series D preferred stock dividends (7% per year)	(106)	-	-	-	-	(106)	-	-	-
Series C preferred stock dividends	(396)	-	-	-	-	(396)	-	-	-
Net loss	(42,906)	(42,906)	-	-	-	-	(42,708)	-	(198)
Acquisition of non-controlling interest	162	-	-	-	-	162	-	-	-

Comprehensive loss		$(45,481)

Balance, June 30, 2009	$278,875		$1	8,113,669	$81	$262,950	$2,272	$-	$13,571

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2009

(unaudited)

	2009	2008

Net income (loss)	$(42,906)	$53,078
Other comprehensive income (loss)
Unrealized gain on foreign currency translation	-	9,685
Unrealized loss on investment securities	(2,575)	(6,952)

Total other comprehensive income (loss)	(2,575)	2,733

Comprehensive income (loss)	(45,481)	55,811
Comprehensive loss attributable to non-controlling interest	198	-

Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(45,283)	$55,811

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income applicable to common shares	$(43,210)	$52,599
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(6,296)	(3,855)
Depreciation and amortization	14,780	12,074
Provision on impairment of notes receivable and real estate assets	28,575	7,000
Amortization of deferred borrowing costs	1,897	3,161
Earnings from unconsolidated subsidiaries and investees	147	(4,544)
Gain on sale of income producing properties	(532)	(99,974)
(Increase) decrease in assets:
Accrued interest receivable	(27)	(591)
Other assets	(4,714)	1,319
Prepaid expense	513	105
Escrow	12,186	(12,022)
Earnest money	(2,614)	(3,967)
Rent receivables	(4,624)	(1,919)
Increase (decrease) in liabilities:
Accrued interest payable	48	(1,662)
Intercompany change	1,027	58,619
Other liabilities	(11,731)	(9,057)

Net cash used in operating activities	(14,575)	(2,714)

Cash Flow From Investing Activities:

Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	5,072	1,671
Acquisition of land held for development	(650)	(15,214)
Proceeds from sales of income producing properties	4,000	139,674
Proceeds from sale of land	12,431	11,592
Investment in unconsolidated real estate entities	207	(810)
Improvement of land held for development	(2,578)	(466)
Improvement of income producing properties	(975)	(4,021)
Acquisition of minority interest	(198)	71
Investment in marketable equity securities	2,775	11,752
Acquisition of income producing properties	-	(63,227)
Construction and development of new properties	(19,646)	(65,413)

Net cash provided by investing activities	438	15,609

Cash Flow From Financing Activities:
Proceeds from notes payable	24,526	129,085
Recurring amortization of principal on notes payable	(8,603)	(8,995)
Payments on maturing notes payable	(9,331)	(146,557)
Deferred financing costs	2,302	2,775
Repurchase of common stock	-	(96)

Net cash provided by (used in) financing activities	8,894	(23,788)

Net decrease in cash and cash equivalents	(5,243)	(10,893)
Cash and cash equivalents, beginning of period	5,983	11,239

Cash and cash equivalents, end of period	$740	$346

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,970	$38,721
Cash paid for income taxes, net of refunds	$1,110	$-

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$-	$9,685
Unrealized loss on marketable securities	$(2,575)	$(6,952)
Note receivable allowance	$-	$(1,500)
Notes receivable received from affiliate	$2,341	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its Common Stock trades on the New York Stock Exchange under the symbol “TCI”. Subsidiaries of American Realty Investors, Inc. own approximately 83% of the Company’s Common Stock (NYSE: ARL). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

Properties

The Company owned or had interests in a total property portfolio of 85 income producing properties as of June 30, 2009. The properties consisted of:

•	29 commercial buildings totaling 5.1 million leasable square feet, which consists of 18 office buildings, eight commercial warehouses, and three retail centers;

•	56 apartment communities totaling 11,282 units; inclusive of one development property in the lease up phase, excluding apartments being developed; and

•	7,273 acres of developed and undeveloped land.

The Company is involved in the construction of two apartment development projects as of June 30, 2009. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

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

In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Company as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2009 are listed below:

In January 2009, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land for a sales price of $7.7 million. We received $3.9 million in cash after paying off the existing note of $3.2 million, closing costs and commissions. In addition, we booked a $2.1 million receivable. There was no gain or loss on the sale of the property.

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We recorded a deferred gain on sale of $1.9 million after paying off the existing debt of $0.9 million and closing costs.

In April 2009, we sold 3.02 acres of land known as West End land, for a sales price of $8.5 million. We recorded a gain on sale of $4.9 million after paying off the existing debt of $3.4 million and closing costs.

In April 2009, we sold 3.13 acres of land known as Verandas at City View land, for a sales price of $1.3 million. We recorded a gain of $0.7 million after paying off the existing debt of $1.3 million and closing costs.

In June 2009, we sold 3.96 acres of land known as Teleport land, for a sales price of $1.1 million. We recorded a gain of $0.4 million after paying off the existing debt of $0.14 million and closing costs.

We continued to invest in the development of apartment projects. For the six months ended June 30, 2009, we have expended $16.4 million on the construction of various apartment projects and capitalized $3.2 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Our receivables as of June 30, 2009 are listed below (dollars in thousands):

Borrower		Maturity Date		Interest Rate	Amount	Security
Performing loans:
	3334Z APTS, LP	04/12		6.50%	$1,875	100% Interest in 3334Z Apartments
	Basic Capital Management (1)	10/11		Prime + 2%	1,252	Industrial building, Arlington, TX
	Basic Capital Management (1)	10/11		Prime + 2%	1,523	Retail building, Cary, NC
	CTMGT Travis Ranch, LLC	08/14		6.00%	5,488	Unsecured
	Dallas Fund XVII LP	10/09		9.00%	6,000	Assignment of partnership interests
	Garden Centura LP (1)	N/A		7.00%	3,518	Excess cash flow from partnership
	Miscellaneous related party notes (1)	Various		Various	1,455	Various secured interest
	Miscellaneous non-related party notes	Various		Various	405	Various secured interest
	Pioneer Austin Development	10/08	(2)	18.00%	2,407	33 acres undeveloped land, Austin, TX
	Syntek Acquisition Corp (1)	08/10		Prime + 1%	3,354	Unsecured
	Ocean Beach Partners (1)	12/09		7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
	Thornwood Wrap Note, ICC Surfwood	07/09		Prime + 1.5%	1,638	Unsecured
	Accrued interest				2,893
	Allowance for estimated losses				(1,012)

Total					$34,075

(1) Related Party (2) Renegotiating note

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

Investments accounted for via the equity method consists of the following:

		Percentage ownership
		at June 30, 2009	at June 30, 2008

American Realty Investors, Inc.	(1)	3%	7%

Income Opportunity Investors, Inc.	(1)	25%	25%

Garden Centura, LP.	(2)	5%	5%

(1)	Unconsolidated subsidiary

(2)	Other investees

Our interest in the Common Stock of ARL and our partnership interest in Garden Centura, LP in the amount of 3% and 5%, respectively are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the quarter ended June 30, 2009 and 2008 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees for the six months ended June 30, 2009 and 2008 (dollars in thousands):

For the six months ended June 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$269,534	$78,385	$347,919
Notes receivable	79,264	-	79,264
Other assets	222,185	6,212	228,397
Notes payable	(270,094)	(49,685)	(319,779)
Other liabilities	(116,531)	(2,015)	(118,546)
Shareholders equity/partners capital	$(184,358)	$(32,897)	$(217,255)

Rents and interest and other income	$21,445	$4,994	$26,439
Depreciation	(1,322)	(1,557)	(2,879)
Operating expenses	(15,816)	(1,961)	(17,777)
Gain on land sales	1,912	-	1,912
Interest expense	(10,156)	(1,666)	(11,822)

Income from continuing operations	(3,937)	(190)	(4,127)
Income from discontinued operations	3,817	-	3,817

Net income (loss)	$(120)	$(190)	$(310)

Company’s proportionate share of earnings	$(172)	$(10)	$(182)

For the six months ended June 30, 2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$248,252	$80,203	$328,455
Notes receivable	65,245	-	65,245
Other assets	263,442	6,386	269,828
Notes payable	(265,693)	(51,584)	(317,277)
Other liabilities	(120,202)	(1,980)	(122,182)
Shareholders equity/partners capital	$(191,044)	$(33,025)	$(224,069)

Rents and interest and other income	$25,431	$5,621	$31,052
Depreciation	(1,703)	(1,470)	(3,173)
Operating expenses	(23,804)	(2,120)	(25,924)
Gain on land sales	5,902	-	5,902
Interest expense	(12,195)	(1,613)	(13,808)

Income from continuing operations	(6,369)	418	(5,951)
Income from discontinued operations	21,586	-	21,586

Net income	$15,217	$418	$15,635

Company’s proportionate share of earnings	$4,116	$21	$4,137

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities which consisted of our investment in Realty Korea CR-REIT, Ltd. were completely disposed of in the current year.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2009 (dollars in thousands).

Balance, December 31, 2008	$(62,367)
Cash transfers	35,315
Cash repayments	(25,392)
Fees and commissions payable to affiliate	(10,020)
Advances due to financing proceeds	407
Payables through Prime	717

Balance, June 30, 2009	$(61,340)

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

NOTE 7. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $15.2 million in construction loans during the six months ended June 30, 2009.

NOTE 8. IMPAIRMENT INVESTMENTS AND REAL ESTATE ASSETS

During the course of the Company’s review of the carrying value of its investment and ownership of real estate assets, it was determined that an impairment charge of $28.6 million was required during the six months ended June 30, 2009.

In June 2009, eight partnerships in which the company had ownership interests filed for Chapter Eleven bankruptcy protection. TCI investment in the real estate partnerships was approximately $40.0 million. Based upon the company’s estimates of the fair market value of the investments, impairments were recorded resulting in a loss of $18.0 million in the investment portfolio. Based upon TCI’s estimates of fair market value of its real estate assets, impairments were recorded of $7.3 million in land we currently hold. Further, the Company incurred a $3.3 million loss for land that was sold in the third quarter. As of June 30, 2009, the land that was sold was impaired to reflect the reduced value.

NOTE 9. OPERATING SEGMENTS

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

Presented below is the Company’s reportable segments’ operating income for the three and six months ended June 30, 2009 and 2008, including segment assets and expenditures: (dollars in thousands)

For the Three Months ended June 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$14,920	$23,540	$-	$13	$-	$38,473
Operating expenses	7,678	10,874	-	211	-	18,763
Depreciation and amortization	3,056	4,438	-	-	-	7,494
Mortgage and loan interest	3,916	10,260	-	3,657	654	18,487
Interest income	-	-	-	-	731	731
Gain on land sales	-	-	-	6,548	-	6,548

Segment operating gain (loss)	$270	$(2,032)	$-	$2,693	$77	$1,008

Capital expenditures	796	(142)	-	-	-	654
Assets	330,169	677,636	-	385,733	-	1,393,538

Property Sales
Sales price	$-	$-	$-	$11,921	$-	$11,921
Cost of sale	-	-	-	5,373	-	5,373
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$-	$-	$-	$6,548	$-	$6,548

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Three Months ended June 30, 2008
Operating revenue	$14,640	$20,154	$-	$525	$394	$35,713
Operating expenses	8,152	12,615	-	377	-	21,144
Depreciation and amortization	2,633	3,393	-	1	-	6,027
Mortgage and loan interest	4,133	8,905	-	2,995	1,282	17,315
Interest income	-	-	-	-	541	541
Gain on land sales	-	-	-	2,580	-	2,580

Segment operating loss	$(278)	$(4,759)	$-	$(268)	$(347)	$(5,652)

Capital expenditures	3,191	4,030	-	3,948	-	11,169
Assets	338,462	604,430	-	323,985	42,315	1,309,192

Property Sales
Sales price	$-	$3,650	$-	$9,598	$-	$13,248
Cost of sale	-	1,735	-	6,868	-	8,603
Deferred current gain	-	-	-	150	-	150
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$-	$1,915	$-	$2,580	$-	$4,495

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of

Operations:

	For Three Months Ended June 30,
	2009	2008
Segment operating income (loss)	$1,008	$(5,652)
Other non-segment items of income (expense)
General and administrative	(1,933)	(2,278)
Advisory fees	(2,944)	(2,965)
Provision on impairment of note receivables and real estate assets	(28,196)	-
Litigation Settlement	745	-
Other income	(564)	494
Equity in earnings of investees	(300)	(568)
Deferred tax benefit (expense)	51	(1,153)

Loss from continuing operations	$(32,133)	$(12,122)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For Three Months Ended June 30,
	2009	2008
Segment assets	$1,393,538	$1,309,192
Investments in real estate partnerships	23,158	35,379
Other assets	119,780	124,797
Assets held for sale	54,220	100,392

Total assets	$1,590,696	$1,569,760

For the Six Months ended June 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$30,269	$45,526	$-	$51	$-	$75,846
Operating expenses	15,728	26,334	-	773	-	42,835
Depreciation and amortization	6,066	8,736	-	-	-	14,802
Mortgage and loan interest	7,898	19,172	-	6,685	1,361	35,116
Interest income	-	-	-	-	1,367	1,367
Gain on land sales	-	-	-	6,296	-	6,296

Segment operating gain (loss)	$577	$(8,716)	$-	$(1,111)	$6	$(9,244)

Capital expenditures	796	(142)	-	-	-	654
Assets	330,169	677,636	-	385,733	-	1,393,538

Property Sales
Sales price	$-	$-	$-	$19,505	$-	$19,505
Cost of sale	-	-	-	13,209	-	13,209
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	532	532

Gain on sale	$-	$-	$-	$6,296	$532	$6,828

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Six Months ended June 30, 2008
Operating revenue	$27,496	$39,791	$-	$1,044	$30	$68,361
Operating expenses	17,021	24,237	-	1,825	-	43,083
Depreciation and amortization	5,245	6,712	-	2	-	11,959
Mortgage and loan interest	8,512	18,246	-	6,012	2,279	35,049
Interest income	-	-	-	-	1,303	1,303
Gain on land sales	-	-	-	3,855	-	3,855

Segment operating loss	$(3,282)	$(9,404)	$-	$(2,940)	$(946)	$(16,572)

Capital expenditures	3,191	4,030	-	3,948	-	11,169
Assets	338,462	604,430	-	323,985	42,315	1,309,192

Property Sales
Sales price	$35,797	$103,877	$11,749	$12,471	$-	$163,894
Cost of sale	16,949	30,477	4,023	8,466	-	59,915
Deferred current gain	-	-	-	150	-	150
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$18,848	$73,400	$7,726	$3,855	$-	$103,829

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended
	June 30,
	2009	2008
Segment operating loss	$(9,244)	$(16,572)
Other non-segment items of income (expense)
General and administrative	(3,497)	(4,681)
Advisory fees	(5,801)	(5,962)
Provision on impairment of note receivables and real estate assets	(28,575)	(7,000)
Litigation Settlement	745	-
Other income	3,342	797
Equity in earnings of investees	(300)	4,544
Deferred tax benefit (expense)	(59)	28,683

Loss from continuing operations	$(43,389)	$(191)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	For Six Months Ended
	June 30,
	2009	2008
Segment assets	$1,393,538	$1,309,192
Investments in real estate partnerships	23,158	35,379
Other assets	119,780	124,797
Assets held for sale	54,220	100,392

Total assets	$1,590,696	$1,569,760

NOTE 10. DISCONTINUED OPERATIONS

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

Income from discontinued operations for 2009 relates to the sale of the Cullman Shopping Center which was sold during the quarter ended June 30, 2009. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per SFAS No. 66. Discontinued operations for 2008 relates to 26 income producing properties consisting of 18 apartments, three commercial buildings and four hotels that were sold in 2008, and one commercial property sold during the quarter ended June 30, 2009. (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Rental	$9	$580	$98	$4,239
Property operations	6	375	24	2,023

	3	205	74	2,216

Expenses
Interest	(4)	(225)	(15)	(5,431)
General and administrative	(6)	(541)	(23)	(590)
Depreciation	-	(62)	22	(294)

	(10)	(828)	(16)	(6,315)

Net income (loss) from discontinued operations before gains on sale of real estate	(7)	(623)	58	(4,099)
Gain on sale of discontinued operations	-	1,915	532	99,974
Equity in investee gain on sale of real estate	153	-	153	-
Net income fee to affiliate	-	(4,586)	-	(13,923)

Income (loss) from discontinued operations	146	(3,294)	743	81,952
Tax benefit (expense)	(51)	1,153	(260)	(28,683)

Net income (loss) from discontinued operations	$95	$(2,141)	$483	$53,269

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

Guarantees. We are a joint guarantor with Income Opportunity Realty Investors, Inc., an affiliated entity, on a loan with an outstanding balance of $36.5 million as of June 30, 2009. We have $8.5 million of this amount included in the notes and interest payable section on our balance sheet. As a joint guarantor of the loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

NOTE 12. EARNINGS PER SHARE

Earnings per share “(EPS)” have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have issued and outstanding 10,000 shares of stock options. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30,

2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. For the six months ended June 30, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation. The net income used for calculating the basic and diluted shares did not change. The reconciliation of the weighted average shares outstanding from the basic to the diluted shares is shown below:

	June 30,
	2009	2008
Weighted average shares outstanding	8,113,669	8,074,571
Dilutive shares:
Options	-	-
Convertible preferred stock	-	-

Diluted weighted average shares outstanding	8,113,669	8,074,571

NOTE 13. SUBSEQUENT EVENTS

On July 2, 2009, TCI sold 29.53 acres of Hines Meridian land and 807.90 acres of Travis Ranch land into a joint venture where TCI retains 50% of future cash flow. At June 30, 2009, TCI recorded a $4.8 million loss due to impairment value and will carry TCI’s investment in this unconsolidated joint venture at $4.0 million.

In second quarter 2009, TCI impaired land with a carrying value of $21.4 million by $2.9 million. On July 31, 2009, the land was sold for the revised carrying value.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company has owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, the Company owns an aggregate of 3,556,118 shares of IOT Common Stock which constitutes approximately 85.3% of the shares of Common Stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations will now be consolidated with those of the Company for tax and financial reporting purposes.

On July 17, 2009, the Advisory Agreement dated as of July 1, 2003 between IOT and SWI was terminated by mutual agreement. SWI had served as IOT’s advisor since July 1, 2003. On July 17, 2009, IOT entered into an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”). Prime also serves as a contractual advisor to the Company and ARL.

At July 17, 2009, IOT owned the following real estate assets:

Commercial	Location	Square feet

2010 Valley View (office building)	Farmers Branch, TX	40,666
Parkway Center (shoping center)	Dallas, TX	28,374

Total		69,040

Land	Location	Acres

Eagle Crest (industrial warehouse)[1]	Farmers Branch, TX	23
Three Hickory Centre	Farmers Branch, TX	9
Travelers Land	Farmers Branch, TX	202

Total		234

  1 Includes a 133,000 square foot warehouse

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our portfolio of land held for development consists of land primarily located in central Texas. In addition, we have land in Louisiana, Arkansas, Florida, and Mississippi. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We generate revenues from rents and lease income on apartments and commercial properties. We receive mineral royalties on certain land holdings. In addition, we receive interest income from affiliated receivables and certain mortgages that we have financed or obtained. In addition, we generate cash flows through the sale of our assets. We are an active buyer and seller of income producing properties and land. During the six months ended June 30, 2009, we acquired $0.7 million and sold for a sales price of $12.4 million of land and $4.0 million in income producing properties.

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

As of June 30, 2009, the Company owned approximately 11,282 units in 56 residential apartment communities inclusive of one developed property in the lease up phase and 29 commercial properties of approximately 5.1 million rentable square feet. In addition, we own 7,273 acres of land held for development and two projects under construction.

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

Impairment of Notes Receivable and Real Estate Assets

Management reviews the carrying values of our properties, investment in real estate partnerships, and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections, (2) a review of the property’s current rents compared to market rents, (3) a review of the property’s expenses, (4) a review of maintenance requirements, (5) a review of the property’s cash flow, (6) discussions with the manager of the property, and (7) a review of properties in the surrounding area.

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

	June 30,
	2009	2008	Variance

Net cash used in operating activities	$(14,575)	$(2,714)	$(11,861)
Net cash provided by investing activities	$438	$15,609	$(15,171)
Net cash provided by (used in) financing activities	$8,894	$(23,788)	$32,682

Our cash used in operating activities increased $11.9 million as compared to the prior period. The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The overall use of operating cash during the current period is due to our receivables increasing while paying down our liabilities.

Our cash from investing activities decreased $15.2 million as compared to the prior period. The decrease in proceeds is primarily attributable to the decrease in sales of income producing properties. There was a sale of an income producing property in the current period. In the prior year period, we sold 17 apartment complexes, two commercial buildings, and four hotels. In the current period, we also used less cash on investing activities. We expended $45.8 million less on construction and development, and $14.6 million less on acquisitions of land as compared to the prior period.

Our cash provided by or used in financing activities for the period ended 2009 consists of proceeds from construction draws for apartments and other developments in progress. In addition, we received proceeds from new debt. This was offset by payments on recurring debt obligations and maturing notes payable. For the same period ended 2008, the primary use of cash was to pay off the debt on the mortgages for the properties sold, and the primary source of cash was from proceeds on notes payable to acquire properties and proceeds on construction draws.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily concerning payment of mortgages.

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations” for the six months ended June 30, 2009 and 2008 as included in “Part 1, Item 1 Financial Statements” of this report. The total property portfolio represents all income producing properties held as of June 30 for the period presented. Sales subsequent to quarter ended represent properties in the total property portfolio that have been repositioned to discontinued operations. Continuing operations consists of the total property portfolio less any sales subsequent to the quarter end. We had a total property portfolio of 85 and 75 as of the six months ended June 30, 2009, and 2008, respectively as shown below:

	2009	2008
Continued operations	85	72
Subsequent sales	-	3

Total property portfolio	85	75

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

Results of operations for the three months ended June 30, 2009 as compared to the same period ended 2008

For the three months ended June 30, 2009, we reported a net loss applicable to common shares of ($32.2) million or ($3.98) per diluted earnings per share, as compared to a net income of ($14.5) million or ($1.80) per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $2.8 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $3.4 million, the commercial portfolio of $0.3 million, offset by a decrease in the land and other portfolio of $0.9 million. Within the apartment portfolio, a $3.8 million increase was due to the developed properties being leased up which was offset by a slight decrease in the same property portfolio. There appears to be a continued demand for newly developed properties. Within the commercial portfolio, the same property portfolio decreased by $0.7 million and the acquired properties increased by $1.0 million, primarily due to our purchase of Stanford Center in July of 2008.

Expenses

Property operating expenses decreased by $2.4 million as compared to the prior year period which by segment is a decrease in the apartment portfolio of $1.7 million, the commercial portfolio of $0.6 million and land portfolio of $0.1 million. Within the apartment portfolio, decreases came from the same properties which decreased by $2.8 million and the developed properties which increased by $1.1 million. Within the commercial portfolio, the same properties decreased by $0.5 million and the acquired properties decreased by $0.1 million.

Depreciation and amortization increased by $1.5 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.1 million, and an increase in the commercial portfolio of $0.4 million. Within the apartment portfolio the developed properties increased by $1.1 million. Within the commercial properties, the same properties increased by $0.1 million and the acquired properties increased by $0.3 million.

Other Income (Expense)

Other income decreased by $1.1 million as compared to the prior year period. The decrease is due to disposition of our investment in the Korean REIT. In addition, we received $0.4 million in other non-recurring income.

Mortgage and loan interest expense increased by $1.2 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.4 million and a decrease in the commercial portfolio of $0.2 million. Within the apartment portfolio the same properties decreased by $0.4 million, which was offset by an increase in the developed properties of $1.8 million. Within the commercial portfolio, the same properties decreased by $0.1 million and the acquired properties decreased by $0.1 million.

Earnings from unconsolidated subsidiaries and investees increased by $0.3 million. There were no material amounts of equity pickup from investees in the current period.

Provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $28.2 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $18.0 million, impairment of $7.3 million in land we currently hold and $2.9 million in land that was sold in the third quarter for a loss. As of June 30, 2009, properties were impaired to reflect reduced value. There was no impairment booked in the prior year quarter.

Gain on land sales increased by $4.0 million as compared to the prior year period. The increase was due to recording a gain of $4.9 million on the sale of 3.02 acres of land known as West End land in the current period. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million and booked sale of interest in Southwood land for a gain of $0.5 million. There were no other land sales during the quarter. In the prior year quarter, we sold 65.55 acres of land for a gain of $2.6 million.

The 2009 discontinued operations consist of the Cullman Shopping Center that was sold during the quarter ended June 30, 2009. Discontinued operations for 2008 relates to 26 income producing properties of which 25 were sold in 2008 consisting of 18 apartments, three commercial buildings, four hotels and one commercial property sold during the quarter ended June 30, 2009. The gain on sale, taxes and net income fee to affiliates that are associated with the properties sold during the period presented are also included in discontinued operations as shown below (dollars in thousands).

	For the Three Months Ended June 30,
	2009	2008
Revenue
Rental	$9	$580
Property operations	6	375

	3	205
Expenses
Interest	(4)	(225)
General and administrative	(6)	(541)
Depreciation	-	(62)

	(10)	(828)

Net income (loss) from discontinued operations before gains on sale of real estate	(7)	(623)
Gain on sale of discontinued operations	-	1,915
Equity in investee gain on sale of real estate	153	-
Net income fee to affiliate	-	(4,586)

Income (loss) from discontinued operations	146	(3,294)
Tax benefit (expense)	(51)	1,153

Net income (loss) from discontinued operations	$95	$(2,141)

Results of operations for the six months ended June 30, 2009 as compared to the same period ended 2008

For the six months ended June 30, 2009, we reported a net loss applicable to common shares of ($43.2) million or ($5.35) per diluted earnings per share, as compared to a net income of $52.6 million or $6.51 per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $7.5 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $5.7 million, the commercial portfolio of $2.8 million, offset by a decrease in the land and other portfolio of $1.0 million. Within the apartment portfolio, a $7.7 million increase was due to the developed properties being leased up which was offset by a $2.0 million decrease in the same property portfolio. There appears to be a continued demand for newly developed properties. Within the commercial portfolio, the acquired properties increased by $2.8 million, primarily due to our purchase of Stanford Center in July of 2008.

Expenses

Property operating expenses decreased by $0.2 million as compared to the prior year period which by segment is a increase in the apartment portfolio of $2.3 million and an increase in the other portfolio of $0.2 million offset by decreases in the commercial and land portfolio of $1.3 million and $1.4 million, respectively. Within the apartment portfolio, increases came from the same properties which increased by $0.2 million and the developed properties which increased by $2.1 million. Within the commercial portfolio, the same properties decreased by $1.1 million and the acquired properties decreased by $0.2 million.

Depreciation and amortization increased by $2.8 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $2.0 million, and an increase in the commercial portfolio of $0.8 million. Within the apartment portfolio, same properties increased by $0.1 and the developed properties increased by $1.9 million. Within the commercial properties, the same properties increased by $0.1 million and the acquired properties increased by $0.7 million.

Other Income (Expense)

Other income increased by $2.5 million as compared to the prior year period. The increase is due to $2.3 million for gains on the disposition of our investment in the Korean REIT. In addition, we received $1.0 million in other non-recurring income.

Mortgage and loan interest expense increased by $0.1 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $0.9 million, a decrease in the commercial portfolio of $0.5 million, and a decrease in the land and other portfolio of $0.3 million. Within the apartment portfolio the same properties increased by $2.3 million, which was offset by a decrease in the developed properties of $1.4 million. Within the commercial portfolio, the same properties decreased by $0.2 million and the acquired properties decreased by $0.3 million.

Earnings from unconsolidated subsidiaries and investees decreased by $4.8 million. There were no material amounts of equity pickup from investees in the current period.

Provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $21.6 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $18.0 million, impairment of $7.3 million in land we currently hold and $3.3 million in land that was sold in the third quarter for a loss. As of June 30, 2009, properties were impaired to reflect reduced value. In the prior year period, we posted a $7.0 million reserve for certain investments within our portfolio.

Gain on land sales increased by $2.4 million as compared to the prior year period. The increase was due to recording a gain of $4.7 million on the sale of 3 acres of land known as West End land. In addition, we sold 9.2 acres of land known as Woodmont Schiff-Park Forest land at break even. We sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million and booked sale of interest in Southwood land for a gain of $0.5 million. There were no other land sales during the year. In the prior year period, we sold 79.44 acres of land for a gain of $3.9 million.

The 2009 discontinued operations consist of the Cullman Shopping Center that was sold during the quarter ended June 30, 2009. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per SFAS No. 66. Discontinued operations for 2008 relates to 26 income producing properties of which 25 were sold in 2008 consisting of 18 apartments, three commercial buildings, four hotels and one commercial property sold during the quarter ended June 30, 2009. The gain on sale, taxes and net income fee to affiliates that are associated with the properties sold during the period presented are also included in discontinued operations as shown below (dollars in thousands).

	For the Six Months Ended June 30,
	2009	2008
Revenue
Rental	$98	$4,239
Property operations	24	2,023

	74	2,216
Expenses
Interest	(15)	(5,431)
General and administrative	(23)	(590)
Depreciation	22	(294)

	(16)	(6,315)

Net income (loss) from discontinued operations before gains on sale of real estate	58	(4,099)
Gain on sale of discontinued operations	532	99,974
Equity in investee gain on sale of real estate	153	-
Net income fee to affiliate	-	(13,923)

Income from discontinued operations	743	81,952
Tax expense	(260)	(28,683)

Net income from discontinued operations	$483	$53,269

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2009, and a loss, after the use of net operating loss carryforwards, in 2008; therefore, it recorded no provision for income taxes.

At June 30, 2009, TCI had a net deferred tax asset of $43.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2009, TCI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$320,234	5.73%	$3,202

Total decrease in TCI’s annual net income			3,202

Per share			$0.40

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of Transcontinental Realty Investors, Inc.’s stock were repurchased. The following table sets forth a summary by month for the quarter ended June 30, 2009 of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (a)
Balance at March 31, 2009			1,286,212	122,788
April 30, 2009	-	-	1,286,212	122,788
May 31, 2009	-	-	1,286,212	122,788
June 30, 2009	-	-	1,286,212	122,788

Total	-

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our Common Stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2009

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