Form 10-Q
period 2009-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2009-11-13
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at November 6, 2009)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2009	December 31, 2008

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,542,096	$1,526,016
Real estate held for sale at cost, net of depreciation ($2,209 and $0 for 2009 and 2008)	5,375	8,018
Real estate subject to sales contracts at cost, net of depreciation ($13,545 for 2009 and $12,226 for 2008)	53,780	60,807
Less accumulated depreciation	(133,175)	(114,050)

Total real estate	1,468,076	1,480,791
Notes and interest receivable

Performing (including $42,188 in 2009 and $17,323 in 2008 from affiliates and related parties)	56,125	42,413

Less allowance for estimated losses	(2,804)	(3,293)

Total notes and interest receivable	53,321	39,120
Cash and cash equivalents	1,983	5,983
Investments in securities	-	2,775
Investments in unconsolidated subsidiaries and investees	11,885	23,365
Other assets (including $0 in 2009 and $1,077 in 2008 from affiliates and related parties)	83,118	88,033

Total assets	$1,618,383	$1,640,067

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable (including $0 in 2009 and $9,103 in 2008 to affiliates and related parties)	$1,126,098	$1,100,852
Notes related to assets held-for-sale	4,646	4,191
Notes related to subject to sales contracts	62,021	62,972
Affiliate payables	35,723	62,367
Accounts payable and other liabilities (including $36,350 in 2009 and $0 in 2008 from affiliates and related parties)	118,473	84,989

	1,346,961	1,315,371

Commitments and contingencies:
Shareholders’ equity:

Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2009 and 2008 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2009 and 2008 respectively	1	1

Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2009 and 2008	81	81
Paid-in capital	262,688	263,290
Retained earnings	(9,021)	44,980
Accumulated other comprehensive income	-	2,575

Total Transcontinental Realty Investors, Inc. shareholders’ equity	253,749	310,927
Non-controlling interest	17,673	13,769

Total equity	271,422	324,696

Total liabilities and equity	$1,618,383	$1,640,067

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:

Rental and other property revenues (including $782 and $738 for three months and $2,393 and $1,923 for nine months for 2009 and 2008 respectively from affiliates and related parties)	$40,503	$36,442	$115,418	$104,616

Expenses:
Property operating expenses (including $1,841 and $1,843 for three months and $5,521 and $5,306 for nine months for 2009 and 2008 respectively from affiliates and related parties)	22,340	23,072	64,986	66,111
Depreciation and amortization	7,409	5,265	22,077	17,197
General and administrative (including $1,126 and $1,368 for three months and $2,821 and $3,297 for nine months for 2009 and 2008 respectively from affiliates and related parties)	3,310	2,214	6,853	6,891
Advisory fee to affiliate	3,110	2,894	8,874	8,857

Total operating expenses	36,169	33,445	102,790	99,056

Operating income	4,334	2,997	12,628	5,560

Other income (expense):
Interest income (including $424 and $185 for three months and $855 and $633 for nine months for 2009 and 2008 respectively from affiliates and related parties)	665	688	1,950	1,990

Other income	296	2,410	3,581	3,206
Mortgage and loan interest (including $676 and $1,188 for three months and $1,795 and $1,610 for nine months for 2009 and 2008 respectively from affiliates and related parties)	(18,945)	(16,586)	(53,822)	(51,586)
Earnings from unconsolidated subsidiaries and investees	(53)	(1,863)	(353)	2,681
Litigation Settlement	(64)	-	681	-
Provision on impairment of notes receivable and real estate assets	-	-	(28,575)	(7,000)

Total other expenses	(18,101)	(15,351)	(76,538)	(50,709)

Loss before gain on land sales, non-controlling interest, and tax	(13,767)	(12,354)	(63,910)	(45,149)
Gain on land sales	-	696	6,296	4,551

Loss from continuing operations before tax	(13,767)	(11,658)	(57,614)	(40,598)

Income tax benefit	648	1,754	897	30,460

Net loss from continuing operations	(13,119)	(9,904)	(56,717)	(10,138)

Discontinued operations:

Income (loss) from discontinued operations	(53)	4,767	410	(13,189)
Gain on sale of real estate from discontinued operations	3,027	244	3,559	100,218
Income tax expense from discontinued operations	(1,041)	(1,754)	(1,389)	(30,460)

Net income (loss)	(11,186)	(6,647)	(54,137)	46,431

Less: net income (loss) attributable to non-controlling interest	(107)	-	136	-

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(11,293)	(6,647)	(54,001)	46,431

Preferred dividend requirement	(254)	(239)	(756)	(718)

Net income (loss) applicable to common shares	$(11,547)	$(6,886)	$(54,757)	$45,713

Earnings per share - basic
Loss from continuing operations	$(1.65)	$(1.25)	$(7.08)	$(1.34)
Discontinued operations	0.24	0.40	0.32	7.00

Net income (loss) applicable to common shares	$(1.41)	$(0.85)	$(6.76)	$5.66

Earnings per share - diluted
Loss from continuing operations	$(1.65)	$(1.25)	$(7.08)	$(1.34)
Discontinued operations	0.24	0.40	0.32	7.00

Net income (loss) applicable to common shares	$(1.41)	$(0.85)	$(6.76)	$5.66

Weighted average common share used in computing earnings per share	8,113,669	8,083,882	8,113,669	8,077,663
Weighted average common share used in computing diluted earnings per share	8,113,669	8,083,882	8,113,669	8,077,663

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(13,226)	$(9,904)	$(56,581)	$(10,138)
Income from discontinued operations	1,933	3,257	2,580	56,569

Net income (loss)	$(11,293)	$(6,647)	$(54,001)	$46,431

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2008	$324,696	$-	$1	8,113,669	$81	$-	$263,290	$44,980	$2,575	$13,769
Unrealized loss on investment securities	(2,575)	(2,575)	-	-	-	-	-	-	(2,575)	-
Series D preferred stock dividends (7% per year)	(159)	-	-	-	-	-	(159)	-	-	-
Series C preferred stock dividends	(597)	-	-	-	-	-	(597)	-	-	-
Net loss	(54,137)	(54,137)	-	-	-	-	-	(54,001)	-	(136)
Acquisition of controlling interest	4,040	-	-	-	-	-	-	-	-	4,040
Acquisition of non-controlling interest	154	-	-	-	-	-	154	-	-	-

Comprehensive loss		$(56,712)

Balance, September 30, 2009	$271,422		$1	8,113,669	$81	$-	$262,688	$(9,021)	$-	$17,673

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income applicable to common shares	$(54,757)	$45,713
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(6,296)	(4,551)
Depreciation and amortization	22,273	17,310
Provision on impairment of notes receivable and real estate assets	28,575	7,000
Amortization of deferred borrowing costs	2,892	3,995
Earnings from unconsolidated subsidiaries and investees	199	(5,579)
Gain on sale of income producing properties	(3,559)	(100,218)
(Increase) decrease in assets:
Accrued interest receivable	208	(714)
Other assets	582	(209)
Prepaid expense	571	(352)
Escrow	9,804	(12,072)
Earnest money	(1,328)	10
Rent receivables	(7,054)	(3,539)
Increase (decrease) in liabilities:
Accrued interest payable	(3,340)	(1,034)
Intercompany change	(26,644)	81,757
Other liabilities	(1,695)	633

Net cash provided by (used in) operating activities	(39,569)	28,150

Cash Flow From Investing Activities:

Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	3,964	(11,608)
Acquisition of land held for development	(5,946)	(49,987)
Proceeds from sales of income producing properties	8,000	155,009
Proceeds from sale of land	29,954	14,558
Investment in unconsolidated real estate entities	11,480	8,173
Improvement of land held for development	(2,426)	(1,444)
Improvement of income producing properties	(1,290)	(7,829)
Acquisition of non-controlling interest	(136)	901
Investment in marketable equity securities	2,775	11,752
Acquisition of income producing properties	-	(62,455)
Construction and development of new properties	(27,857)	(103,949)

Net cash provided by (used in) investing activities	18,518	(46,879)

Cash Flow From Financing Activities:
Proceeds from notes payable	38,653	178,097
Recurring amortization of principal on notes payable	(11,337)	(17,244)
Payments on maturing notes payable	(12,117)	(153,558)
Deferred financing costs	1,852	2,732
Repurchase of common stock	-	577

Net cash provided by financing activities	17,051	10,604

Net decrease in cash and cash equivalents	(4,000)	(8,125)
Cash and cash equivalents, beginning of period	5,983	11,239

Cash and cash equivalents, end of period	$1,983	$3,114

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,383	$57,835
Cash paid for income taxes, net of refunds	$1,728	$16

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$-	$9,685
Unrealized loss on marketable securities	$(2,575)	$(6,952)
Note receivable allowance	$-	$(1,500)
Notes receivable received from affiliate	$2,341	$-
Note paydown from right to build sale	$1,500	$-
Acquisition of real estate to satisfy note receivable	$(1,847)	$-
Assigned ownership rights for debt transfer	$(4,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2009

(unaudited)

	2009	2008
Net income (loss)	$(54,137)	$46,431
Other comprehensive income (loss)
Unrealized gain on foreign currency translation	-	9,685
Unrealized loss on investment securities	(2,575)	(6,952)

Total other comprehensive income (loss)	(2,575)	2,733

Comprehensive income (loss)	(56,712)	49,164
Comprehensive income attributable to non-controlling interest	136	1,419

Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(56,576)	$50,583

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Transcontinental Realty Investors, Inc. (“TCI”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its Common Stock trades on the New York Stock Exchange under the symbol (“NYSE: TCI”). Subsidiaries of American Realty Investors, Inc. own approximately 84% of the Company’s Common Stock (“NYSE: ARL”). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. TCI engages four third-party companies to lease and manage its apartment properties. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL. TCI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company has owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, the Company owns an aggregate of 3,556,118 shares of IOT Common Stock which constitutes approximately 85.3% of the shares of Common Stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations will now be consolidated with those of the Company for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income.

On July 1, 2009, the Advisory and Cash Management Agreements between IOT and SWI were terminated by mutual agreement. SWI had served as IOT’s cash manager since July 1, 2003. On July 1, 2009, IOT entered into an Advisory and Cash Management Agreement with Prime Income Asset Management, LLC (“Prime”). Prime also serves as a cash manager to the Company and ARL.

Properties

The Company owned or had interests in a total property portfolio of 87 income producing properties as of September 30, 2009. The properties consisted of:

•	29 commercial buildings totaling 5.2 million leasable square feet, which consists of 19 office buildings, six commercial warehouses, and four retail centers;

•	58 apartment communities totaling 11,586 units; inclusive of two development properties in the lease up phase, excluding apartments being developed; and

•	6,796 acres of developed and undeveloped land.

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

Newly issued accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-01 (“ASU No. 2009-01”) was issued to amend topic Accounting Standard Codification 105 (“ASC 105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending on or after September 15, 2009.

In December 2007, the FASB issued SFAS No. 141-R now referred to as ASC 805 “Business Combinations”. The statement improves the reporting of information about a business combination and its effects. The statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition. Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted this pronouncement on January 1, 2009 and will apply its requirements to future business combinations.

On January 1, 2009, the FASB issued SFAS No. 160 now referred to as ASC 810 “Consolidations”. The statement is to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. It requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4 now referred to as ASC 820 “Fair Value Measurements and Disclosures”, which provides additional guidance for applying the provisions that define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. It requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a change, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. It was applied prospectively for interim periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS No 107-1 and Accounting Principles Board (APB) No. 28-1 now referred to as ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”. It required disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required and will be required for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. It was applied prospectively for interim periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165 now referred to as ASC 855 “Subsequent Events”, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It was applied prospectively for interim periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Additionally, on and after the effective date, the concept of a qualified special-purpose entity is no longer relevant for accounting purposes.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which modifies the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate a VIE. The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2009 are listed below.

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

In July 2009, TCI sold 29.53 acres of Hines Meridian land and 807.90 acres of Travis Ranch land. We recorded no gain or loss after paying off the existing debt of $13.5 million.

In August 2009, we sold the 5000 Space Center, a 101,500 square foot facility located in San Antonio, Texas and the 5360 Tulane Commercial building, a 30,000 square foot facility located in Atlanta, Georgia for a sales price of $4.0 million. We recorded a gain on sale of $3.0 million after paying off the existing debt of $1.3 million and closing costs.

In September 2009, TCI purchased 54.86 acres of Gautier land located at Gautier, Mississippi for $3.4 million.

We continued to invest in the development of apartment projects. For the nine months ended September 30, 2009, we have expended $27.9 million on the construction of various apartment projects and capitalized $4.3 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Our receivables as of September 30, 2009 are listed below (dollars in thousands):

Borrower	Maturity Date		Interest Rate	Amount
Performing loans:
3334Z Apts, LP	04/12		6.50%	$1,875
Basic Capital Management (1)	10/11		Prime + 2%	1,252
Basic Capital Management (1)	10/11		Prime + 2%	1,523
Dallas Fund XVII LP	10/09		9.00%	6,168
Garden Centura LP (1)	N/A		7.00%	2,630
Miscellaneous related party notes (1)	Various		Various	1,233
Miscellaneous non-related party notes	Various		Various	1,028
Ocean Beach Partners (1)	12/09		7.00%	3,279
Pioneer Austin Development	10/08	(2)	18.00%	2,407
Housing for Seniors of Humble, LLC	12/09		11.50%	2,000
Housing for Seniors of Humble, LLC	12/09		11.50%	6,363
UHF Inc. (Marquis at VR)	12/13		12.00%	2,805
UHF Inc. (Echo Station)	12/13		12.00%	1,872
UHF Inc. (Cliffs of El Dorado)	09/10		10.00%	2,990
UHF Inc. (Timbers of Terrell)	12/13		12.00%	1,416
UHF Inc. (Tivoli)	12/13		12.00%	1,825
UHF Inc. (Parkside Crossing)	12/13		12.00%	2,172
UHF Inc. (Sendero Ridge)	12/13		12.00%	5,228
UHF Inc. (Limestone Ranch)	12/13		12.00%	2,320
UHF Inc. (Limestone Canyon)	12/13		12.00%	3,080
Accrued interest				2,659
Allowance for estimated losses				(2,804)

Total				$53,321

(1) Related Party

(2) Renegotiating note

NOTE 4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company. IOT is a related entity. ARL is considered an unconsolidated subsidiary.

Investments accounted for via the equity method consists of the following:

		Percentage ownership as of
		September 30, 2009	September 30, 2008
American Realty Investors, Inc.	(1)	2%	3%
Income Opportunity Investors, Inc.	(3)	0%	25%
Garden Centura, LP.	(2)	5%	5%

(1)	Unconsolidated subsidiary

(2)	Other investees

(3)	Consolidated subsidiary as of 7/09

Our interest in the Common Stock of ARL and our partnership interest in Garden Centura, LP in the amount of 2% and 5%, respectively are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the quarter ended September 30, 2009 and 2008 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

For the nine months ended September 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$230,018	$77,710	$307,728
Notes receivable	41,756	-	41,756
Other assets	179,196	6,391	185,587
Notes payable	(227,247)	(48,828)	(276,075)
Other liabilities	(111,676)	(2,107)	(113,783)
Shareholders equity/partners capital	$(112,047)	$(33,166)	$(145,213)

Rents and interest and other income	$29,264	$7,676	$36,940
Depreciation	(1,908)	(2,404)	(4,312)
Operating expenses	(26,758)	(2,897)	(29,655)
Gain on land sales	5,309	-	5,309
Interest expense	(12,885)	(2,296)	(15,181)

Income (loss) from continuing operations	(6,978)	79	(6,899)
Income from discontinued operations	6,236	-	6,236

Net income (loss)	$(742)	$79	$(663)

Companys proportionate share of earnings	$(18)	$4	$(14)

For the nine months ended September 30, 2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$259,011	$79,806	$338,817
Notes receivable	66,899	-	66,899
Other assets	266,606	6,663	273,269
Notes payable	(280,146)	(51,181)	(331,327)
Other liabilities	(115,940)	(1,849)	(117,789)
Shareholders equity/partners capital	$(196,430)	$(33,439)	$(229,869)

Rents and interest and other income	$34,831	$8,812	$43,643
Depreciation	(2,180)	(2,286)	(4,466)
Operating expenses	(30,480)	(3,154)	(33,634)
Gain on land sales	1,769	-	1,769
Interest expense	(16,603)	(2,541)	(19,144)
Involuntary conversion	7,434	-	7,434
Income tax benefit	7,538	-	7,538

Income from continuing operations	2,309	831	3,140
Income from discontinued operations	25,686	-	25,686

Net income	$27,995	$831	$28,826

Companys proportionate share of earnings	$6,581	$42	$6,623

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities which consisted of our investment in Realty Korea CR-REIT, Ltd. were completely disposed of in the current year.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2009 (dollars in thousands).

Balance, December 31, 2008	$(62,367)
Cash transfers	46,671
Cash repayments	(34,624)
Fees and commissions payable to affiliate	(16,282)
Advances due to financing proceeds	494
Note receivable with affiliate	14,488
Payables through Prime	15,897

Balance, September 30, 2009	$(35,723)

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The affiliated amounts included in assets and liabilities, and the affiliated revenues and expense received paid are shown on the face of the financial statements.

NOTE 7. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $20.6 million in construction loans during the nine months ended September 30, 2009.

NOTE 8. IMPAIRMENT INVESTMENTS AND REAL ESTATE ASSETS

During the course of the Company’s review of the carrying value of its investment and ownership of real estate assets, it was determined that an impairment charge of $28.6 million was required during the nine months ended September 30, 2009.

In June 2009, eight partnerships in which the company had ownership interests filed for Chapter Eleven bankruptcy protection. TCI’s investment in the real estate partnerships was approximately $40.0 million. Based upon the company’s estimates of the fair market value of the investments, impairments were recorded resulting in a loss of $18.0 million in the investment portfolio. Based upon TCI’s estimates of fair market value of its real estate assets, impairments were recorded in land we currently hold. Further, the Company incurred an $8.8 million loss for land that was sold in the third quarter. As of September 30, 2009, the land that was sold was impaired to reflect the reduced value.

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

Presented below is the Company’s reportable segments’ operating income for the three and nine months ended September 30, 2009 and 2008, including segment assets and expenditures: (dollars in thousands)

For the Three Months ended September 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$16,077	$24,161	$-	$15	$250	$40,503
Operating expenses	7,996	13,379	-	716	249	22,340
Depreciation and amortization	3,002	4,407	-	-	-	7,409
Mortgage and loan interest	4,099	9,937	-	3,225	1,684	18,945
Interest income	-	-	-	-	665	665
Gain on land sales	-	-	-	-	-	-

Segment operating gain (loss)	$980	$(3,562)	$-	$(3,926)	$(1,018)	$(7,526)

Capital expenditures	(245)	-	-	-	-	(245)
Assets	328,586	736,793	-	343,542	-	1,408,921

Property Sales
Sales price	$4,000	$-	$-	$-	$-	$4,000
Cost of sale	973	-	-	-	-	973
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$3,027	$-	$-	$-	$-	$3,027

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Three Months ended September 30, 2008
Operating revenue	$14,893	$21,504	$-	$44	$1	$36,442
Operating expenses	8,139	13,632	-	759	542	23,072
Depreciation and amortization	2,029	3,235	-	1	-	5,265
Mortgage and loan interest	4,260	9,016	-	2,165	1,145	16,586
Interest income	-	-	-	-	688	688
Gain on land sales	-	-	-	696	-	696

Segment operating gain (loss)	$465	$(4,379)	$-	$(2,185)	$(998)	$(7,097)

Capital expenditures	644	87	-	-	-	731
Assets	338,891	652,603	-	407,195	-	1,398,689

Property Sales
Sales price	$3,586	$-	$-	$2,087	$-	$5,673
Cost of sale	3,342	-	-	1,391	-	4,733
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$244	$-	$-	$696	$-	$940

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
	2009	2008
Segment operating loss	$(7,526)	$(7,097)
Other non-segment items of income (expense)
General and administrative	(3,310)	(2,214)
Advisory fees	(3,110)	(2,894)
Litigation settlement	(64)	-
Other income	296	2,410
Equity in earnings of investees	(53)	(1,863)
Deferred tax benefit	648	1,754

Loss from continuing operations	$(13,119)	$(9,904)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For Three Months Ended September 30,
	2009	2008
Segment assets	$1,408,921	$1,398,689
Investments in real estate partnerships	11,885	27,801
Other assets	138,422	137,246
Assets held for sale	59,155	66,315

Total assets	$1,618,383	$1,630,051

For the Nine Months ended September 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$45,738	$69,471	$-	$68	$141	$115,418
Operating expenses	24,408	38,939	-	1,439	200	64,986
Depreciation and amortization	9,097	12,980	-	-	-	22,077
Mortgage and loan interest	12,099	29,819	-	10,255	1,649	53,822
Interest income	-	-	-	-	1,950	1,950
Gain on land sales	-	-	-	6,296	-	6,296

Segment operating gain (loss)	$134	$(12,267)	$-	$(5,330)	$242	$(17,221)

Capital expenditures	551	(142)	-	-	-	409
Assets	328,586	736,793	-	343,542	-	1,408,921

Property Sales
Sales price	$8,000	$-	$-	$19,505	$-	$27,505
Cost of sale	3,018	-	-	13,209	-	16,227
Deferred current gain	1,955	-	-	-	-	1,955
Recognized prior deferred gain	-	-	-	-	532	532

Gain on sale	$3,027	$-	$-	$6,296	$532	$9,855

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Nine Months ended September 30, 2008
Operating revenue	$42,389	$61,128	$-	$1,087	$12	$104,616
Operating expenses	25,059	38,264	-	2,479	309	66,111
Depreciation and amortization	7,287	9,907	-	3	-	17,197
Mortgage and loan interest	12,773	27,995	-	7,395	3,423	51,586
Interest income	-	-	-	-	1,990	1,990
Gain on land sales	-	-	-	4,551	-	4,551

Segment operating loss	$(2,730)	$(15,038)	$-	$(4,239)	$(1,730)	$(23,737)

Capital expenditures	3,899	86	-	-	-	3,985
Assets	338,891	652,603	-	407,195	-	1,398,689

Property Sales
Sales price	$39,383	$103,877	$11,749	$14,558	$-	$169,567
Cost of sale	20,291	30,477	4,023	9,857	-	64,648
Deferred current gain	-	-	-	150	-	150
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$19,092	$73,400	$7,726	$4,551	$-	$104,769

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended
	September 30,
	2009	2008
Segment operating loss	$(17,221)	$(23,737)
Other non-segment items of income (expense)
General and administrative	(6,853)	(6,891)
Advisory fees	(8,874)	(8,857)
Provision on impairment of notes receivable and real estate assets	(28,575)	(7,000)
Litigation settlement	681	2,681
Other income	3,581	3,206
Equity in earnings of investees	(353)	-
Deferred tax benefit	897	30,460

Loss from continuing operations	$(56,717)	$(10,138)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	For Nine Months Ended
	September 30,
	2009	2008
Segment assets	$1,408,921	$1,398,689
Investments in real estate partnerships	11,885	27,801
Other assets	138,422	137,246
Assets held for sale	59,155	66,315

Total assets	$1,618,383	$1,630,051

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

Income from discontinued operations for 2009 relates to the sale of the Cullman Shopping Center and an office building and shopping center held for sale as of September 30, 2009. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per SFAS No. 66. Discontinued operations for 2008 relates to 26 income producing properties consisting of 18 apartments, three commercial buildings and four hotels that were sold in 2008, and one commercial property sold and an office building and shopping center held for sale as of September 30, 2009. (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Rental	$313	$1,600	$1,283	$6,025
Property operations	186	75	479	2,362

	127	1,525	804	3,663

Expenses
Interest	(95)	(142)	(334)	(5,621)
General and administrative	(36)	(20)	(18)	(609)
Depreciation	(50)	(11)	(196)	(113)

	(181)	(173)	(548)	(6,343)

Net income (loss) from discontinued operations before gains on sale of real estate	(54)	1,352	256	(2,680)
Gain on sale of discontinued operations	3,027	244	3,559	100,218
Equity in investee gain on sale of real estate	1	2,898	154	2,898
Net income fee to affiliates	-	517	-	(13,407)

Income from discontinued operations	2,974	5,011	3,969	87,029
Tax expense	(1,041)	(1,754)	(1,389)	(30,460)

Net income from discontinued operations	$1,933	$3,257	$2,580	$56,569

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

Guarantees. We are a joint guarantor with IOT, an affiliated entity, on a loan with an outstanding balance of $36.5 million as of September 30, 2009. We have $8.5 million of this amount included in the notes and interest payable section on our balance sheet. As a joint guarantor of the loan, we have joint and several liability of the obligations and liabilities of the loan in its entirety, which include but are not limited to payment of all unpaid and accrued interest and principal for the entire outstanding loan balance.

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

NOTE 12. EARNINGS PER SHARE

Earnings per share “(EPS)” have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have issued and outstanding 10,000 shares of stock options. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. For the nine months ended September 30, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation. The net income used for calculating the basic and diluted shares did not change. The reconciliation of the weighted average shares outstanding from the basic to the diluted shares is shown below:

	September 30,
	2009	2008
Weighted average shares outstanding	8,113,669	8,077,663
Dilutive shares:
Options	-	-
Convertible preferred stock	-	-

Diluted weighted average shares outstanding	8,113,669	8,077,663

NOTE 13. SUBSEQUENT EVENTS

On October 20, 2009, we sold the 2010 Valley View Office building; a 40,666 square foot facility located in Farmers Branch, Texas for a sales price of $3.2 million and recorded a deferred gain of $0.8 million. We also sold the Parkway Centre building; a 28,374 square foot facility located in Dallas, Texas for a sales price of $4.0 million and recorded a deferred gain of $0.6 million due to being sold to related party.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our portfolio of land held for development consists of land primarily located in central Texas. In addition, we have land in Louisiana, Arkansas, Florida, and Mississippi. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We generate revenues from rents and lease income on apartments and commercial properties. We receive mineral royalties on certain land holdings. In addition, we receive interest income from affiliated receivables and certain mortgages that we have financed or obtained. In addition, we generate cash flows through the sale of our assets. We are an active buyer and seller of income producing properties and land. During the nine months ended September 30, 2009, we acquired $5.9 million and sold for a sales price of $30.0 million of land and $8.0 million in income producing properties.

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

As of September 30, 2009, the Company owned approximately 11,586 units in 58 residential apartment communities inclusive of two developed properties in the lease up phase and 29 commercial properties of approximately 5.2 million rentable square feet. In addition, we own 6,796 acres of land held for development.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company has owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, the Company owns an aggregate of 3,556,118 shares of IOT Common Stock which constitutes approximately 85.3% of the shares of Common Stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations will now be consolidated with those of the Company for tax and financial reporting purposes.

On July 1, 2009, the Advisory and Cash Management Agreements between IOT and SWI were terminated by mutual agreement. SWI had served as IOT’s cash manager since July 1, 2003. On July 1, 2009, IOT entered into an Advisory and Cash Management Agreement with Prime Income Asset Management, LLC (“Prime”). Prime also serves as a cash manager to the Company and ARL.

At July 17, 2009, IOT owned the following real estate assets:

Commercial	Location	Square feet

2010 Valley View (office building)	Farmers Branch, TX	40,666
Parkway Center (shopping center)	Dallas, TX	28,374

Total		69,040

Land	Location	Acres

Eagle Crest (industrial warehouse)(1)	Farmers Branch, TX	18.59
Three Hickory Centre	Farmers Branch, TX	6.64
Travelers Land (2)	Farmers Branch, TX	193.15

Total		218.38

(1) Includes a 133,000 square foot warehouse

(2)  Sold 15.07 acres to TCI 9/09

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

Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancing or extensions and additional borrowings.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands).

	September 30,		Variance
	2009	2008

Net cash provided by (used in) operating activities	$(39,569)	$28,150	$(67,719)
Net cash provided by (used in) investing activities	$18,518	$(46,879)	$65,397
Net cash provided by financing activities	$17,051	$10,604	$6,447

Our cash from operating activities decreased $67.7 million as compared to the prior period. The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from.

Our cash from investing activities increased $65.4 million as compared to the prior period. The decrease in proceeds is primarily attributable to the decrease in sales of income producing properties. There was a sale of an income producing property in the current period. In the prior year period, we sold 18 apartment complexes, three commercial buildings, and four hotels. In the current period, we also used less cash on investing activities. We expended $76.1 million less on construction and development, and $44.0 million less on acquisitions of land as compared to the prior period.

Our cash from financing activities increased $6.4 million for the period ended September 30, 2009. The increase is due to proceeds from construction draws for apartments and other developments in progress. In addition, we received proceeds from new debt. This was offset by payments on recurring debt obligations and maturing notes payable. For the same period ended 2008, the primary use of cash was to pay off the debt on the mortgages for the properties sold, and the primary source of cash was from proceeds on notes payable to acquire properties and proceeds on construction draws.

Commitments and Contingencies

TCI has contractual obligations and commitments primarily concerning payment of mortgages.

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations” for the nine months ended September 30, 2009 and 2008 as included in “Part 1, Item 1 Financial Statements” of this report. The total property portfolio represents all income producing properties held as of September 30 for the period presented. Sales subsequent to quarter ended represent properties in the total property portfolio that have been repositioned to discontinued operations. Continuing operations consists of the total property portfolio less any sales subsequent to the quarter end. We had a total property portfolio of 87 and 80 as of the nine months ended September 30, 2009, and 2008, respectively as shown below:

	2009	2008
Continuing operations	85	76
Sales subsequent to year end	2	4

Total property portfolio	87	80

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

Results of operations for the three months ended September 30, 2009 as compared to the same period ended 2008

For the three months ended September 30, 2009, we reported a net loss applicable to common shares of ($11.5) million or ($1.41) per diluted earnings per share, as compared to a net loss of ($6.9) million or ($.85) per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $4.1 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $2.7 million, the commercial portfolio of $1.2 million, and an increase in land and other portfolio of $0.2 million. Within the apartment portfolio, a $2.7 million increase was due to the developed properties being leased up. There appears to be a continued demand for newly developed properties. Within the commercial portfolio, the same property portfolio increased by $0.2 million and the acquired properties increased by $1.0 million.

Expenses

Property operating expenses decreased by $0.7 million as compared to the prior year period which by segment is a decrease in the apartment portfolio of $0.3 million, a decrease in the commercial portfolio of $0.1 million and a decrease in the land and other of $0.3 million. Within the apartment portfolio, decreases came from the same properties which decreased by $0.8 million and the developed properties which increased by $0.5 million. Within the commercial portfolio, the same portfolio decreased by $0.2 million and the acquired properties increased by $0.1 million.

Depreciation and amortization increased by $2.1 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.1 million, and an increase in the commercial portfolio of $1.0 million. Within the apartment portfolio, increases came from the same properties portfolio of $0.2 million and the developed properties increased by $0.9 million. Within the commercial properties, the acquired properties increased by $1.0 million.

Other Income (Expense)

Other income decreased by $2.1 million as compared to the prior year period. The decrease is due to disposition of our investment in the Korean REIT in 2009.

Mortgage and loan interest expense increased by $2.4 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.0 million and a decrease in the commercial portfolio of $0.2 million, an increase in land portfolio of $1.1 million and an increase in other portfolio of $0.5 million. Within the apartment portfolio the same properties decreased by $0.2 million, which was offset by an increase in the developed properties of $1.2 million. Within the commercial portfolio, the acquired properties decreased by $0.2 million.

Earnings from unconsolidated subsidiaries and investees increased by $1.8 million. There were no material amounts of equity pickup from investees in the current period.

The 2009 discontinued operations consist of the Cullman Shopping Center and an office building and shopping center held for sale as of September 30, 2009. Discontinued operations for 2008 relates to 26 income producing properties consisting of 18 apartments, three commercial buildings and four hotels that were sold in 2008, and one commercial property sold and an office building and shopping center held for sale as of September 30, 2009. The gain on sale, taxes and net income fee to affiliates that are associated with the properties sold during the period presented are also included in discontinued operations as shown below (dollars in thousands).

	For the Three Months Ended September 30,
	2009	2008
Revenue
Rental	$313	$1,600
Property operations	186	75

	127	1,525
Expenses
Interest	(95)	(142)
General and administrative	(36)	(20)
Depreciation	(50)	(11)

	(181)	(173)

Net income (loss) from discontinued operations before gains on sale of real estate	(54)	1,352
Gain on sale of discontinued operations	3,027	244
Equity in investee gain on sale of real estate	1	2,898
Net income fee to affiliates	-	517

Income from discontinued operations	2,974	5,011
Tax expense	(1,041)	(1,754)

Net income from discontinued operations	$1,933	$3,257

Results of operations for the nine months ended September 30, 2009 as compared to the same period ended 2008

For the nine months ended September 30, 2009, we reported a net loss applicable to common shares of ($54.8) million or ($6.76) per diluted earnings per share, as compared to a net income of $45.7 million or $5.66 per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $10.8 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $8.3 million, the commercial portfolio of $3.3 million, offset by a decrease in the land portfolio of $1.0 million and an increase in other of $0.2 million. Within the apartment portfolio, a $9.9 million increase was due to the developed properties being leased up which was offset by a $1.6 million decrease in the same property portfolio. There appears to be a continued demand for newly developed properties. Within the commercial portfolio, the acquired properties increased by $2.8 million and an increase in same store portfolio of $0.5 million.

Expenses

Property operating expenses decreased by $1.1 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $0.7 million and a decrease in the commercial portfolio of $0.7 million, land portfolio of $1.0 million and other of $0.1 million. Within the apartment portfolio, decreases came from the same properties of $1.9 million and the developed properties which increased by $2.6 million. Within the commercial portfolio, the same properties decreased by $0.6 million and the acquired properties decreased by $0.1 million.

Depreciation and amortization increased by $4.9 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $3.1 million, and an increase in the commercial portfolio of $1.8 million. Within the apartment portfolio, same properties increased by $0.4 and the developed properties increased by $2.7 million. Within the commercial properties, the same properties increased by $0.3 million and the acquired properties increased by $1.5 million.

Other Income (Expense)

Other income increased by $0.4 million as compared to the prior year period. The increase is due to the gains on the disposition of our investment in the Korean REIT in 2009.

Mortgage and loan interest expense increased by $2.2 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.8 million, a decrease in the commercial portfolio of $0.7 million, an increase in the land portfolio of $2.9 million and decrease in other portfolio of $1.8 million. Within the apartment portfolio the same properties decreased by $2.6 million, which was offset by an increase in the developed properties of $4.4 million. Within the commercial portfolio, the same properties decreased by $0.1 million and the acquired properties decreased by $0.6 million.

Earnings from unconsolidated subsidiaries and investees decreased by $3.0 million. There were no material amounts of equity pickup from investees in the current period.

Provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $21.6 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $18.0 million, impairment in land we currently hold and $8.8 million in land that was sold in the third quarter for a loss. As of September 30, 2009, properties were impaired to reflect reduced value. In the prior year period, we posted a $7.0 million reserve for certain investments within our portfolio.

Gain on land sales increased by $1.7 million as compared to the prior year period. The increase was due to recording a gain of $4.7 million on the sale of 3 acres of land known as West End land. In addition, we sold 9.2 acres of land known as Woodmont Schiff-Park Forest land at break even. We sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million and booked sale of interest in Southwood land for a gain of $0.5 million. There were no other land sales during the year. In the prior year period, we sold 87.5 acres of land for a gain of $4.6 million.

The 2009 discontinued operations consist of the sale of the Cullman Shopping Center and an office building and shopping center held for sale as of September 30, 2009. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per SFAS No. 66. Discontinued operations for 2008 relates to 26 income producing properties consisting of 18 apartments, three commercial buildings and four hotels that were sold in 2008, and one commercial property sold and an office building and shopping center held for sale as of September 30, 2009. The gain on sale, taxes and net income fee to affiliates that are associated with the properties sold during the period presented are also included in discontinued operations as shown below (dollars in thousands).

	For the Nine Months Ended September 30,
	2009	2008
Revenue
Rental	$1,283	$6,025
Property operations	479	2,362

	804	3,663
Expenses
Interest	(334)	(5,621)
General and administrative	(18)	(609)
Depreciation	(196)	(113)

	(548)	(6,343)

Net income (loss) from discontinued operations before gains on sale of real estate	256	(2,680)
Gain on sale of discontinued operations	3,559	100,218
Equity in investee gain on sale of real estate	154	2,898
Net income fee to affiliates	-	(13,407)

Income from discontinued operations	3,969	87,029
Tax expense	(1,389)	(30,460)

Net income from discontinued operations	$2,580	$56,569

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2009, and a loss in 2008; therefore, it recorded no provision for income taxes.

At September 30, 2009, TCI had a net deferred tax asset of $59.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2009, TCI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$345,075	5.77%	$3,451

Total decrease in TCI’s annual net income			3,451

Per share			$0.43

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of Transcontinental Realty Investors, Inc.’s stock were repurchased. The following table sets forth a summary by month for the quarter ended September 30, 2009 of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (a)
Balance at June 30, 2009			1,286,212	122,788
July 31, 2009	-	-	1,286,212	122,788
August 31, 2009	-	-	1,286,212	122,788
September 30, 2009	-	-	1,286,212	122,788

Total	-

(a)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our Common Stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 13, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2009

Exhibit Number	Description of Exhibits
31.1*	Certification Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith