Form 10-K
period 2009-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2010-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $13,737,241 based upon a total of 1,138,131 shares held as of June 30, 2009 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2010, there were 8,113,669 shares of common stock outstanding.

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

PART I

ITEM 1.    BUSINESS

General

As used herein, the terms “we”, “us”, “our”, “the Company” or “TCI” refer to Transcontinental Realty Investors, Inc. a Nevada corporation. TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2009, ARL through subsidiaries owned 82.8% of the outstanding TCI common shares.

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

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of the Company for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

TCI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL. Two directors of TCI also serve as directors of IOT. Certain officers of TCI also serve as officers of ARL, IOT and Prime.

TCI’s contractual advisor is Prime, the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”) which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. See also Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor.” Prime also serves as advisor to ARL and IOT.

Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Prime is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

For more than the past three years, Triad Realty Services, LP. (“Triad”) an affiliate of Prime has provided property management services for our commercial properties to TCI. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. The sole member of Regis I is HRSHLLC. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

TCI has no employees. Employees of Prime render services to TCI in accordance with the terms of the Advisory Agreement.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2009, our income-producing properties consisted of:

•	28 commercial properties consisting of 19 office buildings, six industrial properties, three retail properties, comprising in aggregate almost 5.1 million square feet; and

•	57 residential apartment communities comprising almost 11,354 units.

The following table sets forth the location of our real estate (income-producing properties only) by asset type as of December 31, 2009:

	Apartments		Commercial
Location	No.	Units	No.	SF
Greater Dallas-Ft Worth, TX	23	4,649	16	2,918,716
Greater Houston, TX	8	2,272
San Antonio, TX	3	852
Temple, TX	2	452
Other Texas	6	1,329
Mississippi	6	328	1	26,000
Arkansas	4	580
Tennessee	3	532
Baton Rouge, LA	1	160
Ohio	1	200
New Orleans, LA			6	1,369,388
Florida			1	6,722
Indiana			1	220,461
Michigan			1	179,741
Oklahoma			1	225,566
Wisconsin			1	122,205

Total	57	11,354	28	5,068,799

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

We partner with various third-party development companies to construct residential apartment communities. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2009, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date	Total Projected Costs
Denham Springs	Garland, TX	224	$3,092	$20,632
Toulon	Gautier, MS	240	2,876	27,350

Total		464	$5,968	$47,982

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2009, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Avana (Circle C)	Austin, TX	2006	1,092	$42,953	Single-family residential
Dallas North Tollway Multi-Tracts	Dallas, TX	2006	17	16,005	Commercial
Capital City Center	Jackson, MS	2007-2008	8	12,872	Mixed use
Kaufman County Multi-Tracts	Kaufman County, TX	2000-2008	2,831	11,883	Single-family residential
Las Colinas Multi-Tracts	Irving, TX	1995-2006	278	34,897	Commercial
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	91	16,320	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	238	30,544	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	507	99,201	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	56	3,690	Multi-family residential
Travis Ranch	Kaufman County, TX	2008	25	2,780	Multi-family residential
Valley Ranch Multi-Tracts	Irving, TX	2004	30	5,826	Commercial
Waco Multi-Tracts	Waco, TX	2005-2006	502	4,911	Single-family residential
Windmill Farms	Kaufman County, TX	2008	246	5,524	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	76	50,210	Mixed use

Subtotal			5,997	337,618
Other land holdings	Various	1990-2008	816	57,747	Various

Total land holdings			6,813	$395,365

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2009 are discussed below:

In January 2009, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land located in Dallas, Texas for $7.7 million. We received $3.9 million in cash after paying off the existing debt of $3.2 million and closing costs of $0.6 million. In addition, we booked a $2.1 million receivable. There was no gain or loss recorded on the sale of the land parcel.

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We received $3.0 million in cash after paying off the existing debt of $1.0 million. The project was sold to a related party; therefore the gain of $1.9 million was deferred and will be recorded upon sale to a third party.

In April 2009, we sold 3.02 acres of land known as West End land located in Dallas, Texas for a sales price of $8.5 million. We received $4.6 million in cash after paying off the existing debt of $3.4 million and closing costs of $0.5 million. We recorded a gain on sale of $4.9 million on the land parcel.

In April 2009, we sold 3.13 acres of land known as Verandas at City View land located in Fort Worth, Texas for a sales price of $1.3 million. We paid off the existing debt of $1.3 million and closing costs of $0.01. We recorded a gain on sale of $0.7 million on the land parcel.

In June 2009, we sold 3.96 acres of land known as Teleport land located in Irving, Texas for a sales price of $1.1 million. We received $1.0 million in cash after paying off the existing debt of $0.1 million and closing costs. We recorded a gain on sale of $0.4 million on the land parcel.

In July 2009, we sold 29.53 acres of Hines Meridian land located in Dallas, Texas and 807.90 acres of Travis Ranch land located in Kaufman County, Texas for $16.0 million. We paid off the existing debt of $13.5 million. We recorded no gain or loss on the land parcels.

In July 2009, we sold the 5000 Space Center, a 101,500 square foot commercial facility located in San Antonio, Texas and the 5360 Tulane, a 30,000 square foot commercial facility located in Atlanta, Georgia for a sales price of $4.0 million. We received $2.7 million in cash after paying off the existing debt of $1.3 million. We recorded a gain on sale of $3.0 million on the commercial properties.

In September 2009, we purchased 54.86 acres of Gautier land located at Gautier, Mississippi for $3.4 million.

In September 2009, we obtained a new $5 million loan with a commercial lender which was collateralized by 6.51 acres of Hines land located in Farmers Branch, Texas, 2.194 acres of Valley View 34 land located in Farmers Branch, Texas, and 15.066 acres of Travelers land located in Farmers Branch, Texas. We received cash of $2.0 million after paying off $2.6 million of existing debt and $0.4 million in closing costs.

In October 2009, we sold the 2010 Valley View office building; a 40,666 square foot facility located in Farmers Branch, Texas, for a sales price of $3.2 million. We received $1.2 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.0 million. The property was sold to a related party; therefore the gain of $0.8 million was deferred and will be recorded upon sale to a third party. We also sold the Parkway Centre retail shopping center; a 28,374 square foot facility located in Dallas, Texas, for a sales price of $4.0 million. We received $1.3 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.6 million. The property was sold to a related party; therefore the gain of $0.6 million was deferred and will be recorded upon sale to a third party.

In November 2009, we acquired 27.192 acres of McKinney Ranch land located in McKinney, Texas in lieu of a note receivable payoff of $6.4 million and existing mortgage assumption of $5.3 million.

In November 2009, we purchased the Keller Springs Technical Center, an 80,000 square foot commercial building located in Carrollton, Texas for $6.0 million. We assumed the current mortgage of $6.0 million.

In December 2009, we sold the Bridges on Kinsey Apartments, a 232-unit complex, located in Tyler, Texas for $20.5 million. We received $6.8 million in cash, and the buyer assumed the existing mortgage of $14.0 million secured by the property. The property was sold to a related party; therefore the gain of $5.2 million was deferred and will be recorded upon sale to a third party.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2009, we have expended $26.1 million on the construction of various apartment projects and capitalized $7.0 million of interest costs.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in commercial real estate through the acquisition, development and ownership of apartments, commercial properties and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

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

Substantially all of our properties are owned by subsidiary companies, many of which are single-asset entities. This ownership structure permits greater access to financing for individual properties and permits flexibility in negotiating a sale of either the asset or the equity interests in the entity owning the asset. From time-to-time, our subsidiaries have invested in joint ventures with other investors, creating the possibility of risks that do not exist with properties solely owned by a TCI subsidiary. In those instances where other investors are involved, those other investors may have business, economic, or other objectives that are inconsistent with our objectives, which may in turn, require us to make investment decisions different from those if we were the sole owner.

Real estate generally cannot be sold quickly. We may not be able to promptly dispose of properties in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of our strategy to maintain an efficient investment portfolio and to provide additional sources of capital. We finance acquisitions through mortgages, internally generated funds, and, to a lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. We may purchase properties by assuming existing loans secured by the acquired property. When properties are acquired in such a manner, we customarily seek to refinance the asset in order to properly leverage the asset in a manner consistent with our investment objectives.

Our businesses are not generally seasonal with regard to real estate investments. Our investment strategy seeks both current income and capital appreciation. Our plan of operation is to continue, to the extent our liquidity permits, to make equity investments in income-producing real estate such as apartments and commercial properties. We may also invest in the debt or equity securities of real estate-related entities. We intend to pursue higher risk, higher reward investments, such as improved and unimproved land where we can obtain reasonably-priced financing for substantially all of a property’s purchase price. We intend to continue the development of apartment properties in selected markets in Texas and in other locations where we believe adequate levels of demand exist. We intend to pursue sales opportunities for properties in stabilized real estate markets where we believe our properties’ value has been maximized. We also intend to be an opportunistic seller of properties in markets where demand exceeds current supply. Although we no longer actively seek to fund or purchase mortgage loans, we may, in selected instances, originate mortgage loans or we may provide purchase money financing in conjunction with a property sale.

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

Competition

The real estate business is highly competitive and TCI competes with numerous companies engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than TCI. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also Part I, Item1A. “Risk Factors”.

To the extent that TCI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where TCI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, the officers and directors of TCI serve as officers and directors of ARL, the officers of TCI serve as the officers of IOT and two directors of TCI are also a directors of IOT. Both ARL and IOT have business objectives similar to TCI’s. TCI’s officers and directors owe fiduciary duties to both IOT and ARL as well as to TCI under applicable law. In determining whether a particular investment opportunity will be allocated to TCI, IOT, or ARL, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

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

Available Information

TCI maintains an internet site at http://www.transconrealty-invest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

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

We had total indebtedness at December 31, 2009 of approximately $1.2 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

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

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office or other commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On December 31, 2009, our portfolio consisted of 85 properties. Our properties consisted of 57 apartments totaling 11,354 units, 28 commercial properties consisting of 19 office buildings, six industrial warehouses, and three shopping centers. In addition, we own or control 6,813 acres of improved and unimproved land for future development or sale. The average dollar per square foot for the Company’s apartment/residential portfolio is $9.94 and $12.10 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest in.

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	86.90%
Blue Lake Villas I	Waxahachie, TX	186	90.30%
Blue Lake Villas II	Waxahachie, TX	70	95.70%
Breakwater Bay	Beaumont, TX	176	90.90%
Bridgewood Ranch	Kaufman, TX	106	98.10%
Capitol Hill	Little Rock, AR	156	93.60%
Curtis Moore Estates	Greenwood, MS	104	95.20%
Dakota Arms	Lubbock, TX	208	93.80%
David Jordan Phase II	Greenwood, MS	32	96.90%
David Jordan Phase III	Greenwood, MS	40	87.50%
Desoto Ranch	DeSoto, TX	248	96.20%
Dorado Ranch	Odessa, TX	224	89.70%
Falcon Lakes	Arlington, TX	248	92.70%
Foxwood	Memphis, TN	220	80.00%
Heather Creek	Mesquite, TX	200	92.00%
Huntington Ridge	DeSoto, TX	198	89.90%
Island Bay	Galveston, TX	458	0.00%
Kingsland Ranch	Houston, TX	398	90.20%
Laguna Vista	Dallas, TX	206	91.70%
Lake Forest	Houston, TX	240	90.00%
Legends of El Paso	El Paso, TX	240	97.10%
Longfellow Arms	Longview, TX	216	94.40%
Mansions of Mansfield	Mansfield, TX	208	94.70%
Marina Landing	Galveston, TX	256	0.00%
Mariposa Villas	Dallas, TX	216	93.10%
Mason Park	Katy, TX	312	89.10%
Mission Oaks	San Antonio, TX	228	94.70%
Monticello Estate	Monticello, AR	32	93.80%
Northside on Travis	Sherman, TX	200	82.50%
Paramount Terrace	Amarillo. TX	181	92.80%
Parc at Clarksville	Clarksville, TN	168	94.00%
Parc at Maumelle	Little Rock, AR	240	91.30%
Parc at Metro Center	Nashville, TN	144	94.40%
Parc at Rogers	Rogers, AR	152	87.60%
Pecan Pointe	Temple, TX	232	90.10%
Portofino	Farmers Branch, TX	224	86.20%
Preserve at Pecan Creek	Denton, TX	192	97.90%
Quail Hollow	Holland, OH	200	92.80%
Quail Oaks	Balch Springs, TX	131	90.84%
River Oaks	Wylie, TX	180	91.10%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	97.20%

Apartments	Location	Units	Occupancy
Savoy of Garland	Garland, TX	144	69.44%
Spyglass	Mansfield, TX	256	91.00%
Stonebridge at City Park	Houston, TX	240	90.80%
Sugar Mill	Baton Rouge, LA	160	68.75%
Treehouse	Irving, TX	160	90.60%
Verandas at City View	Fort Worth, TX	314	92.60%
Vistas of Pinnacle Park	Dallas, TX	332	94.00%
Vistas of Vance Jackson	San Antonio, TX	240	96.30%
Wildflower Villas	Temple, TX	220	96.40%
Windsong	Fort Worth, TX	188	91.00%

Total Apartment Units		10,076

Office Buildings	Location	SqFt	Occupancy
1010 Common	New Orleans, LA	512,593	74.41%
217 Rampart	New Orleans, LA	11,913	0.00%
225 Baronne	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	38.00%
600 Las Colinas	Las Colinas, TX	510,841	72.29%
Amoco Building	New Orleans, LA	378,895	89.00%
Browning Place (Park West I)	Dallas, TX	627,312	100.00%
Ergon Office Building	Jackson, MS	26,000	0.00%
Eton Square	Tulsa, OK	225,566	71.23%
Fenton Center (Park West II)	Dallas, TX	696,458	74.39%
Fruitland Park	Fruitland, FL	6,722	100.00%
Keller Springs Tech Center	Carrollton, TX	80,000	100.00%
One Hickory Center	Dallas, TX	97,361	95.95%
Parkway North	Dallas, TX	69,009	72.41%
Signature Building	Dallas, TX	58,910	0.00%
Stanford Center	Dallas, TX	336,910	100.00%
Teleport	Las Colinas, TX	6,833	100.00%
Two Hickory Center	Dallas, TX	97,117	91.33%
Westgrove Air Plaza	Addison, TX	79,652	70.53%

		4,281,210

Industrial Warehouses	Location	SqFt	Occupancy
Addison Hanger I	Addison, TX	25,102	100.00%
Addison Hanger II	Addison, TX	24,000	100.00%
Alpenloan	Dallas, TX	28,594	0.00%
Clark Garage	New Orleans, LA	6,869	0.00%
Senlac (VHP)	Dallas, TX	2,812	100.00%
Thermalloy	Farmers Branch, TX	177,805	100.00%

		265,182

Shopping Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.13%
Dunes Plaza	Michigan City, IN	220,461	28.58%
Willowbrook Village	Coldwater, MI	179,741	81.25%

		522,407

	Total Commercial Square Feet	5,068,799

Apartments Held for Sale	Location	Units	Occupancy
Baywalk Apartments	Galveston, TX	192	0.00%

	Total Held for Sale	192

Apartments Subject to Sales Contract	Location	Units	Occupancy
Limestone Canyon	Austin, TX	260	90.00%
Limestone Ranch	Lewisville, TX	252	91.70%
Sendero Ridge	San Antonio, TX	384	91.90%
Tivoli	Dallas, TX	190	90.00%

Total Subject to Sales Contract		1,086

Lease expirations

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2010	406,687	$7,863,560	$19.34	8.0%	13.3%
2011	676,328	10,942,024	16.18	13.3%	18.5%
2012	524,472	10,823,665	20.64	10.3%	18.3%
2013	618,441	6,881,905	11.13	12.2%	11.7%
2014	270,391	7,716,042	28.54	5.3%	13.1%
2015	63,389	1,734,771	27.37	1.3%	2.9%
2016	106,481	3,020,107	28.36	2.1%	5.1%
2017	385,072	6,977,105	18.12	7.6%	11.8%
2018	42,042	841,567	20.02	0.8%	1.4%
2019	107,707	2,300,147	21.36	2.1%	3.9%
Thereafter	—	—	—	—	—

Total	3,201,010	$59,100,893		63%	100%

(1)

Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2009 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Ackerley Land	Dallas, TX	1.31
Alliance Airport	Tarrant County, TX	12.70
Alliance Centurion	Tarrant County, TX	51.90
Alliance Hickman Bluestar	Tarrant County, TX	8.00
Archon Land	Irving, TX	24.14
Audubon	Adams County, MS	48.20
Centura Land	Dallas, TX	10.08
Circle C Land	Austin, TX	1,092.00
Cooks Lane Land	Fort Worth, TX	23.24
Copperridge	Dallas, TX	3.90
Creekside	Fort Worth, TX	30.07
Crowley	Fort Worth, TX	24.90
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	0.50
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Coonrod	Denton, TX	82.80
Denton Land	Denton, TX	15.65
Desoto Ranch	Desoto, TX	8.02
Diplomat Drive	Farmers Branch, TX	11.65
Dominion Tract	Dallas, TX	10.59
Eagle Crest	Dallas, TX	18.60
Ewing 8	Addison, TX	16.79
Fortune Drive	Irving, TX	14.88
Galleria East Center Retail	Dallas, TX	15.00
Gautier	Gautier, MS	40.06
Hines Meridian	Las Colinas, TX	6.51
Hollywood Casino (Dominion)	Farmers Branch, TX	18.56
Hollywood Casino Land	Farmers Branch, TX	13.85
Hunter Equities Land	Dallas, TX	2.56
Jackson Convention Center	Jackson, MS	7.95
Kaufman-Adams	Kaufman County, TX	193.73
Kaufman-Bridgewood	Kaufman County, TX	5.04
Kaufman-Cogen	Forney, TX	2,567.00
Kaufman-Stagliano	Forney, TX	34.80
Kaufman-Taylor	Forney, TX	31.00
Keller Springs Lofts	Addison, TX	7.40
Kinwest Manor	Irving, TX	7.98
Lacy Longhorn Land	Farmers Branch, TX	17.12
LaDue Land	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lamar/Palmer Land	Austin, TX	17.07
Las Colinas (Cigna)	Las Colinas, TX	4.70
Las Colinas Station	Las Colinas, TX	10.08
Las Colinas Village	Las Colinas, TX	16.81
LCLLP (Kinwest/Hackberry)	Las Colinas, TX	27.97
Limestone Canyon II	Austin, TX	9.96
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Luna Ventures	Farmers Branch, TX	26.74

Land (continued)

Mandahl Bay Land	US Virgin Islands	91.10
Manhattan Land	Farmers Branch, TX	108.90
Mansfield Land	Mansfield, TX	21.89
Marine Creek	Fort Worth, TX	44.17
McKinney 36	Collin County, TX	34.48
McKinney Corners II	Collin County, TX	6.76
McKinney Ranch Land	McKinney,TX	200.68
Nashville Land	Nashville, TN	6.25
Nicholson-Croslin	Dallas, TX	0.80
Nicholson-Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Pac Trust Land	Farmers Branch, TX	7.07
Pantaze Land	Dallas, TX	6.00
Payne Land	Las Colinas, TX	149.70
Pioneer Crossing	Austin, TX	38.54
Polo Estates At Bent Tree	Dallas, TX	5.87
Pulaski Land	Pulaski County, AR	21.90
Ridgepoint Drive	Irving, TX	0.60
Seminary West Land	Fort Worth, TX	3.03
Senlac Land	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Southwood Plantation 1394	Tallahassee, FL	14.52
Stanley Tools	Farmers Branch, TX	23.76
Temple Land	Temple, TX	10.69
Three Hickory	Dallas, TX	6.64
Travelers Land	Farmers Branch, TX	193.17
Travis Ranch Land	Kaufman County, TX	10.00
Travis Ranch Retail	Kaufman County, TX	14.93
Union Pacific Railroad Land	Dallas, TX	0.04
Valley Ranch Land	Irving, TX	30.00
Valley View (Hutton/Senlac)	Farmers Branch, TX	2.42
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
W Lofts	Dallas, TX	7.19
W Hotel	Dallas, TX	1.97
Waco 151 Land	Waco,TX	151.40
Waco Swanson	Waco, TX	350.70
Walker Land	Farmers Branch, TX	82.59
West End Land	Dallas, TX	5.50
Whorton Land	Bentonville, AR	79.70
Willowick Land	Pensacola, TX	39.78
Wilmer 88	Dallas, TX	87.60
Windmill Farms-Harlan Land	Kaufman County, TX	245.95

Total Land/Development		6,813.42

ITEM 3. LEGAL	PROCEEDINGS

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

The Annual Meeting of Stockholders was held on December 10, 2009, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to management’s nominees listed in the Proxy Statement, all of which were elected. At the annual meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2009. With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	6,962,572	26,749
Sharon Hunt	6,917,502	71,819
Robert A. Jakuszewski	6,917,325	71,996
Ted R. Munselle	6,917,054	72,267

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2009, and any interim period, at least 6,978,249 votes were received in favor of such proposal, 2,420 votes were received against such proposal, and 8,652 votes abstained.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended.

	2009		2008
	High	Low	High	Low
First Quarter	$13.70	$8.04	$17.99	$13.88
Second Quarter	$14.12	$10.55	$20.50	$14.69
Third Quarter	$14.50	$10.16	$15.12	$10.25
Fourth Quarter	$12.50	$10.23	$13.44	$9.15

On March 25, 2010, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $12.13 per share, and was held by approximately 4,200 holders of record.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2004, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
Transcontinental Realty Investors, Inc.	$100.00	$116.84	$97.54	$108.49	$80.70	$83.58
Dow Jones Industrial	$100.00	$109.01	$145.15	$116.33	$69.18	$85.32
Dow Jones US Real Estate	$100.00	$99.39	$115.58	$123.02	$81.39	$96.71

TCI paid no dividends on common stock in 2009, 2008 or 2007. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,409,000 shares. The repurchase program has no termination date. The following table represents shares repurchased during each for the three months of the last quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2009			1,286,212	122,788
October 31, 2009	—	—	1,286,212	122,788
November 30, 2009	—	—	1,286,212	122,788
December 31, 2009	—	—	1,286,212	122,788

Total	—

ITEM 6. SELECTED	FINANCIAL DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$151,647	$138,337	$123,704	$96,392	$75,216
Total operating expenses	179,664	140,444	118,317	90,997	71,845

Operating (loss) income	(28,017)	(2,107)	5,387	5,395	3,371
Other expenses	(61,214)	(67,004)	(24,532)	(22,117)	(30,866)

Loss before gain on land sales, non-controlling interest, and income tax benefit	(89,231)	(69,111)	(19,145)	(16,722)	(27,495)
Gain on land sales	6,296	4,798	11,956	11,421	7,702
Income tax benefit (expense)	1,180	33,441	8,186	5,265	9,715

Net income (loss) from continuing operations	(81,755)	(30,872)	997	(36)	(10,078)

Net income from discontinuing operations, net of non-controlling interest	2,182	62,427	10,064	3,149	19,035

Net income (loss)	(79,573)	31,555	11,061	3,113	8,957
Net income (loss) attributable to non-controlling interest	(125)	654	50	393	112

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(79,698)	32,209	11,111	3,506	9,069
Preferred dividend requirement	(1,023)	(975)	(925)	(210)	(210)

Net income (loss) applicable to common shares	$(80,721)	$31,234	$10,186	$3,296	$8,859

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(10.22)	$(3.86)	$0.02	$0.02	$(1.29)
Discontinued operations	0.27	7.72	1.26	0.40	2.41

Net income (loss) applicable to common shares	$(9.95)	$3.86	$1.28	$0.42	$1.12

Weighted average common share used in computing earnings per share	8,113,669	8,086,640	7,953,676	7,900,869	7,900,869

Earnings per share—diluted
Income (loss) from continuing operations	$(10.22)	$(3.86)	$0.01	$0.02	$(1.29)
Discontinued operations	0.27	7.72	1.23	0.38	2.41

Net income (loss) applicable to common shares	$(9.95)	$3.86	$1.24	$0.40	$1.12

Weighted average common share used in computing diluted earnings per share	8,113,669	8,086,640	8,188,602	8,180,401	7,900,869

BALANCE SHEET DATA
Real estate, net	$1,447,184	$1,480,791	$1,364,426	$1,113,416	$943,069
Notes and interest receivable, net	45,247	39,120	32,699	39,566	64,818
Total assets	1,608,287	1,640,067	1,521,189	1,250,167	1,089,079
Notes and interest payables	1,188,625	1,168,015	1,177,586	901,464	770,161
Shareholders’ equity	245,416	324,696	287,102	282,095	252,418
Book value per share	$30.25	$40.15	$36.10	$35.70	$31.95

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks included here are not exhaustive. Other sections of this report, including Part I Item 1A. “Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller and during 2009 acquired over $24 million and sold over $72 million of land and income-producing properties. As of December 31, 2009, we owned 11,354 units in 57 residential apartment communities, 28 commercial properties comprising 5.1 million rentable square feet. In addition, we own over 6,813 acres of land held for development and have two apartment projects under construction. The Company currently owns income-producing properties and land in 11 states as well as in the U.S. Virgin Islands.

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

TCI is advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Commercial. We currently contract with third-party companies to manage our apartment communities. Approximately 82.8% of our common stock is owned by ARL, our “Parent Company.”

Critical Accounting Policies

The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable

Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby the Company has been determined to be a primary beneficiary of the VIE and meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. TCI’s investments in ARL and Garden Centura, LP are accounted for under the equity method.

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with ASC Topic 805 “Business Combinations”, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their face value.

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investment in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, TCI accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805, we recognize rental revenue of acquired in-place “above-”and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

Reimbursements of operating costs, as allowed under most of our commercial tenant leases, consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, and are recognized as revenue in the period in which the recoverable expenses are incurred. We record these reimbursements on a “gross” basis, since we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers; we have discretion in selecting the supplier and have the credit risk with respect to paying the supplier.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment—Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing Notes Receivable

TCI considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 for details on our Notes Receivable.

Fair Value of Financial Instruments

The company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	—	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2	—	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3	—	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Results of Operations

The following discussion is based on our “Consolidated Statements of Operations—Years Ended December 31, 2009, 2008, and 2007” as included in Item 8. “Financial Statements and Supplementary Data”. The total property portfolio represents all income producing properties held as of December 31, for the year presented. Sales subsequent to year end represent properties that were previously included in continued operations, but subsequently sold or held for sale and reclassed to discontinued operations as of December 31, 2009. The number of properties included in continued operations for discussion purposes is shown below.

	2009	2008	2007
Continued operations	85	79	60
Sales subsequent to year end	—	4	29

Total property portfolio	85	83	89

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up (80% or more) and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

Results of operations for the year ended December 31, 2009 as compared to the same period ended 2008;

We had a net loss applicable to common shares of $80.7 million in 2009, which includes gain on land sales of $6.3 million and net income from discontinued operations, net of non-controlling interest of $2.2 million, as compared to prior year net income applicable to common shares of $31.2 million, which includes gain on land sales of $4.8 million and net income from discontinued operations, net of non-controlling interest of $62.4 million.

The majority of the $112.0 million decrease in our net income applicable to common shares is primarily due to our impairment on notes receivable and real estate assets of $42.5 million in the current period, as compared to $7.4 million in the prior period. There was also a significant amount of gain on the sales of assets recorded in 2008 due to sale of the Midland/Odessa Apartment complexes and the sale of three Chicago hotels where we recorded a gain of $65.5 million and $18.4 million, respectively. In the current year, we recorded gains of $3.5 million on the sale of income-producing properties and $6.3 million on the sale of land.

Revenues

Rental and other property revenues increased by $13.3 million, as compared to the prior year of which the apartment portfolio increased by $11.4 million, the commercial portfolio increased by $3.9 million and the land portfolio decreased $1.1 million with the remaining $0.9 million decrease in our other portfolios. There was an increase within the apartment portfolio of $12.7 million which was due to our developed properties in the lease up phase and reaching stabilization, $1.0 million of the increase was due to properties acquired in 2008 with a decrease of $2.3 million related to the properties damaged in Galveston, Texas by hurricane Ike. We have increased occupancies within our apartment portfolio and there is an overall increased demand for new apartments. The increase in the commercial portfolio was due to $2.9 million of lease term buyouts received and the remaining $1.0 million increase is due to properties acquired in late 2008 and 2009. The decrease in revenues from our land portfolio is due to oil and gas royalties received in the prior year that were not applicable in the current year.

Expenses

Property operating expenses decreased by $1.2 million as compared to the prior year of which the apartment portfolio increased $5.4 million, the commercial portfolio decreased by $2.6 million, the land portfolio decreased by $3.5 million and the other portfolios decreased by $0.5 million. There was an increase within the apartment portfolio of $5.8 million from our completed apartments in the lease up phase during 2008 and early 2009. Our properties, while they are being developed, are completed in phases. As a phase is completed, it is leased up while the remaining properties are still being completed. There was a decrease of $2.0 million in operating expenses related to the properties damaged in the Galveston, Texas by hurricane Ike. The remaining increase of $1.6 million was from properties acquired in 2008 and same properties. The commercial and land portfolio decrease was in the same properties due to lower overall operating expenses.

We had an increase in depreciation expense of $4.7 million as compared to prior year of which the apartment portfolio increased $3.4 million with the remainder due to the commercial portfolio. The increase in the apartment portfolio was from our completed projects in the lease up phase during 2008 and early 2009. Once the apartment complex is leased to 80%, the project is considered “stabilized” and we begin to depreciate the assets. The increase in the commercial portfolio was due to the newly acquired properties in 2008.

The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $35.1 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $33.5 million in land we currently hold and $7.1 million in land that was sold in the third quarter for a loss.

Other Income Expense

Interest income increased by $2.2 million in the current period due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Mortgage and loan interest decreased by $2.9 million which is due to an increase in the apartments of $1.8 million, a decrease in the commercial portfolio of $1.5 million, an increase in the land portfolio of $0.7 million and a decrease in the other portfolios of $3.9 million. Interest expense within the apartment portfolio increased from our developed properties in the lease up phase. Once an apartment is completed, the interest expense is no longer capitalized. The commercial and land portfolio decrease was in the same properties owned in 2008. The decrease in the other portfolios of $3.9 million was due to corporate loans paid off in 2008, thereby reducing the 2009 interest expense.

Gain on land sales decreased in the current year. This decrease is in part due to the overall economic environment which, among other issues, has resulted in the tightening of the credit markets, causing an inability of potential buyers to obtain financing. Thus, we have found it difficult to complete land transactions. In the current year, we sold 857.12 acres of land in seven separate transactions for an aggregate sales price of $36.7 million, receiving $9.5 million in cash and recorded a gain of $6.3 million. The average sales price was $42,818 per acre. In the prior year, we sold 91.7 acres of land in eight separate transactions for an aggregate sales price of $14.3 million, receiving $4.3 million in cash and recorded a gain on sale of $4.8 million. The average sales price was $156,000 per acre. Also included in the prior year gain on land sales is the sale of our mineral rights on 43.4 acres of land known as Marine Creek for $1.1 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of seven and 25 income-producing properties as of 2009 and 2008, respectively. In 2009, we sold six properties, which consists of one apartment complex (Bridges on Kinsey) and five commercial buildings (Cullman Shopping Center, 5000 Space Center, 5360 Tulane, 2010 Valley View and Parkway Centre), and one property held for sale (Baywalk). In 2008, we sold 25 properties which consists of 18 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Forty-Four Hundred Apartments, Fountains at Waterford, Hunters Glen, SouthGate, Sunchase, Thornwood, Westwood Square, Woodview, Fairway View, Willow Creek, Fountain Lake, and Mountain Plaza), four hotels (City Suites, Majestic Inn, Willows, and Hotel Akademia), and three commercial buildings (Lexington Center, Executive Court, and Encon Warehouse). The gains on sale of the apartments sold in 2009 and 2008 are also included in the discontinued operations for those years (dollars in thousands).

	For Years Ended December 31,
	2009	2008
Revenue
Rental	$4,500	$9,288
Property operations	2,373	4,268

	2,127	5,020
Expenses
Interest	(1,711)	(7,177)
General and administration	(27)	(672)
Depreciation	(715)	(851)

	(2,453)	(8,700)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(326)	(3,680)
Gain on sale of discontinued operations	3,524	104,411
Equity in investee	164	6,306
Net sales fee to affiliate	—	(3,041)
Net income fee to affiliate	—	(7,953)

Income from discontinued operations	3,362	96,043
Tax expense	(1,180)	(33,616)

Income from discontinued operations	$2,182	$62,427

Results of operations for the year ended December 31, 2008 as compared to the same period ended 2007;

We had net income applicable to common shares of $31.2 million in 2008, which includes gains of land sales of $4.8 million, and net income from discontinued operations, net of non-controlling interest of $62.4 million, compared to net income applicable to common shares of $10.2 million in 2007, including gains on land sales totaling $12.0 million and net income from discontinued operations, net of non-controlling interest of $10.1 million.

Revenues

Rental and other property revenue increased $14.6 million, which by segment is an increase in the apartments of $13.1 million, an increase in commercial of $0.8 million and an increase in our land and other portfolios of $0.7 million. The change within the apartment portfolio comes from an increase in our same apartments of $2.5 million, of which $1.2 million is due to properties acquired in 2008 and $1.3 million is due to increases in the same properties held in 2007. There was an increase in our apartments in the lease up phase of $10.6 million. The increase within the commercial portfolio of $0.8 million is attributable to our new acquisitions. The increase in our land portfolio is due to an increase in oil and gas royalty revenues received in 2008 that were not applicable in 2007.

Expenses

Property operating expenses increased by $11.9 million, as compared to prior year, which is due to an increase in our apartment portfolio of $9.7 million, an increase in our commercial portfolio of $1.7 million, and an increase in our land and other portfolios of $0.5 million. The increases within the apartment portfolio were from increased operating costs and maintenance of $2.8 million in the same apartment portfolio. Our completed apartments in the lease up phase accounted for another $5.8 million of the increase. Our properties which are being developed are completed in phases. As a phase is completed, it is leased up while the remaining phases are still being completed. The remaining increase within the apartment portfolio of $1.1 million is from our properties acquired in the current year.

Depreciation and amortization expense increased by $3.3 million, as compared to prior year, which was due to an increase in our apartment portfolio of $2.9 million, an increase in our commercial portfolio of $0.6 million and a decrease in our land and other portfolios of $0.2 million. The increases within the apartment portfolio were from a $1.2 million increase in the same apartment portfolio, a $1.3 million increase in the apartments in the lease up phase and a $0.4 million increase due to apartments acquired in the current year.

The provision for allowance on notes receivable and impairment were due to posting an allowance against various investments within our portfolio. The prior year amount of $3.7 million in 2007 was related to the write down of three properties; Foxwood apartments, a 220 unit complex located in Memphis, Tennessee, for $1.7 million; Executive Court Office building, a 222,000 square foot commercial building located in Memphis, Tennessee, for $1.2 million; and the Encon Warehouse, a 256,000 square warehouse located in Fort Worth, Texas for $800,000.

Advisory fees to affiliate increased by $1.4 million. The increase was due to higher gross assets in 2008 as compared to 2007. Our advisory fee is based in part on gross assets.

Other Income Expense

Other income increased by $1.6 million. The majority of the increase is due to receiving a dividend distribution from our investment in Realty Korea CR-REIT Co., Ltd in 2008.

Mortgage and loan interest expense increased by $7.2 million, as compared to the prior year, which is due to a $6.8 million increase in our apartments, an increase of $0.9 million in our commercial portfolio and a decrease in our land and other portfolios of $0.5 million. Interest expense within the apartment portfolio increased $0.8 million from our new acquisitions and $6.0 million from our developed properties in the lease up phase. Once an apartment is completed, the interest expense is no longer capitalized. Within the commercial portfolio, we refinanced the existing loan on the Amoco building late last year pulling some of the equity out of the building and thus increasing interest expense.

There were no gains or losses recorded for involuntary conversions in 2008, as compared to $34.8 million in 2007. In the prior year, we had a gain on involuntary conversion of $34.8 million. This was from the claims filed on our New Orleans property for damages resulting from hurricane Katrina in 2005.

In 2008, we sold 91.7 acres of land in eight separate transactions for an aggregate sales price of $14.3 million, receiving $4.3 million in cash and recorded a gain on sale of $4.8 million. The average sales price was $156,000 per acre. Also included in the prior year gain on land sales is the sale of our mineral rights on 43.4 acres of land known as Marine Creek for $1.1 million. In 2007, we sold 127.6 acres of land in nine separate transactions with an aggregate sales price of $20.8 million, receiving $8.4 million in cash and recording a gain on sale of $12.0 million. The average sales price was $163,000 per acre. The sales relate to the properties known as; Desoto Ranch (easement), 28.9 acres of McKinney Ranch land, 3.4 acres Mandahl Bay, 2.3 acres West End Land, 3.0 acres Miro Lago, 4.0 acres Hines Meridian, and 86 acres RB Land.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale. Included in discontinued operations are a total of 25 and 6 income-producing properties as of 2008 and 2007, respectively. The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2009. In 2009, we sold six properties and had one property held for sale. These were reclassed to prior year discontinued operations, with the exception of the 2010 Valley View and Parkway Centre properties which were acquired in the IOT consolidation in 2009. In 2008, we sold 25 properties which consist of 18 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Forty-Four Hundred Apartments, Fountains at Waterford, Hunters Glen, SouthGate, Sunchase, Thornwood, Westwood Square, Woodview, Fairway View, Willow Creek, Fountain Lake, and Mountain Plaza), four hotels (City Suites, Majestic Inn, Willows, and Hotel Akademia), and three commercial buildings (Lexington Center, Executive Court, and Encon Warehouse). In 2007, we sold six properties which consist of five apartment complexes (Bluffs at Vista Ridge, Somerset, El Chaparral, Harpers Ferry, and Oak Park IV) and one commercial building (Forum OB).The gains on sale of the apartments sold in 2008 and 2007 are also included in the discontinued operations for those years (dollars in thousands).

	For Years Ended December 31,
	2008	2007
Revenue
Rental	$9,288	$42,862
Property operations	4,268	28,374

	5,020	14,488
Expenses
Interest	(7,177)	(13,472)
General and administration	(672)	(60)
Depreciation	(851)	(4,341)

	(8,700)	(17,873)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(3,680)	(3,385)
Gain on sale of discontinued operations	104,411	20,919
Equity in investee	6,306	—
Net income fee to affiliate	(3,041)	514
Net sales fee to affiliate	(7,953)	(2,564)

Income from discontinued operations	96,043	15,484
Tax expense	(33,616)	(5,420)

Income from discontinued operations	$62,427	$10,064

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

Management anticipates that our cash as of December 31, 2009, along with cash that will be generated in 2010 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2009	2008	Variance
Net cash provided by (used in) operating activities	$(27,586)	$20,407	$(47,993)
Net cash used in investing activities	$41,922	$(65,209)	$107,131
Net cash provided by financing activities	$(14,654)	$39,546	$(54,200)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we had a significant receivable due from affiliated entities that we receive interest income from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. We used $26.1 million on construction and development. This is a decrease of $104.0 million from prior year. We have discontinued certain projects and put some projects on hold, while continuing to development our apartment properties. We acquired approximately 5 tracts of land consisting of approximately 178 acres in 2009 for $11.8 million. We continue to make capital improvements on our existing properties but spent significantly less in 2009 than in the prior year. We acquired one commercial building in 2009 using $6.0 million, as compared to 2008 where we acquired five commercial buildings and two apartment complexes using $64.5 million. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties. We sold one apartment complex and five commercial buildings, providing over $34.6 million along with 857.12 acres of land sales of providing $36.3 million.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $55.5 million. We used $18.6 million to make recurring note payments, and $49.5 million for maturing notes.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2009 are shown in the table below (dollars in thousands);

	Total	2010	2011	2012-2014	Thereafter
Long-term debt obligation	$2,021,557	$413,895	$200,312	$230,583	$1,176,767
Capital lease obligation	—	—	—	—	—
Operating lease obligation	46,974	734	750	2,304	43,186
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$2,068,531	$414,629	$201,062	$232,887	$1,219,953

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

As of December 31, 2009, our $1.2 billion debt portfolio consisted of approximately $791.7 million of fixed-rate debt, with interest rates ranging from 2.0% to 17.0% and approximately $391.5 million of variable-rate debt. Our overall weighted average interest rate at December 31, 2009 and 2008 was 5.91% and 7.00%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2010 than they did during 2009, TCI’s interest expense would increase and net income would decrease by $3.9 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2009. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands).

	2010	2011	2012	2013	2014	Thereafter	Total
Assets
Market securities at fair value							$—
Note receivable
Variable interest rate—fair value							$2,775
Instrument’s maturities	$—	$2,775	$—	$—	$—	$—	$2,775
Instrument’s amortization	—	—	—	—	—	—	—
Interest	146	121	—	—	—	—	267
Average rate	5.25%	5.25%	0.00%	0.00%	0.00%
Fixed interest rate—fair value							$44,491
Instrument’s maturities	$22,052	$—	$1,875	$20,564	$—	$—	$44,491
Instrument’s amortization	—	—	—	—	—	—	—
Interest	4,907	2,556	2,556	2,468	—	—	12,487
Average rate	11.0%	11.4%	11.4%	12.0%	0.0%

Notes Payable	2010	2011	2012	2013	2014	Thereafter	Total
Variable interest rate—fair value							$391,486
Instrument’s maturities	$284,140	$70,181	$7,846	$4,151	$5,796	$10,317	$382,431
Instrument’s amortization	4,595	2,571	606	518	123	642	9,055
Interest	7,336	3,389	1,087	968	652	3,390	16,822
Average rate	5.12%	5.02%	6.21%	6.36%	6.48%
Fixed interest rate—fair value							$791,736
Instrument’s maturities	$64,034	$74,518	$3,627	$81,356	$338	$10,892	$234,765
Instrument’s amortization	8,675	8,282	7,963	6,011	6,071	519,969	556,971
Interest	45,115	41,371	37,637	33,512	32,321	631,557	821,513
Average rate	6.34%	6.24%	6.11%	6.10%	6.13%

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2009. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER, FUQUA & HUFF, PC

Plano, Texas

March 31, 2010

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,520,043	$1,526,016
Real estate held for sale at cost, net of depreciation ($1,252 and $0 for 2009 and 2008)	5,147	8,018
Real estate subject to sales contracts at cost, net of depreciation ($13,985 for 2009 and $12,226 for 2008)	59,048	60,807
Less accumulated depreciation	(137,054)	(114,050)

Total real estate	1,447,184	1,480,791
Notes and interest receivable
Performing (including $39,703 in 2009 and $17,323 in 2008 from affiliates and related parties)	48,051	42,413
Less allowance for estimated losses	(2,804)	(3,293)

Total notes and interest receivable	45,247	39,120
Cash and cash equivalents	5,665	5,983
Investments in securities	—	2,775
Investments in unconsolidated subsidiaries and investees	9,358	23,365
Other assets (including $0 in 2009 and $1,077 in 2008 from affiliates and related parties)	100,833	88,033

Total assets	$1,608,287	$1,640,067

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $0 in 2009 and $9,103 in 2008 to affiliates and related parties)	$1,121,737	$1,100,852
Notes related to assets held-for-sale	5,002	4,191
Notes related to subject to sales contracts	61,886	62,972
Affiliate payables	50,163	62,367
Accounts payable and other liabilities (including $35,903 in 2009 and $0 in 2008 from affiliates and related parties)	124,083	84,989

	1,362,871	1,315,371
Commitments and contingencies:
Shareholders’ equity:
Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2009 and 2008 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2009 and 2008 respectively	1	1
Common Stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2009 and 2008	81	81
Paid-in capital	262,118	263,290
Retained earnings	(34,718)	44,980
Accumulated other comprehensive income	—	2,575

Total Transcontinental Realty Investors, Inc. shareholders’ equity	227,482	310,927
Non-controlling interest	17,934	13,769

Total equity	245,416	324,696

Total liabilities and equity	$1,608,287	$1,640,067

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $3,115 and $2,753 and $2,211 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	$151,647	$138,337	$123,704
Expenses:
Property operating expenses (including $2,081 and $1,938 and $1,939 for year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	85,087	86,237	74,294
Depreciation and amortization	29,098	24,377	21,118
General and administrative (including $3,733 and $4,372 and $3,409 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	11,063	10,349	8,515
Provision on impairment of notes receivable and real estate assets	42,513	7,417	3,686
Advisory fee to affiliate	11,903	12,064	10,704

Total operating expenses	179,664	140,444	118,317

Operating income (loss)	(28,017)	(2,107)	5,387
Other income (expense):
Interest income (including $4,265 and $1,052 and $3,600 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	5,407	3,227	2,730
Other income	3,631	3,918	2,278
Mortgage and loan interest (including $2,566 and $2,729 and $603 for the year ended 2009 and 2008 and 2007 respectively from affiliates and related parties)	(70,157)	(73,053)	(65,813)
Earnings from unconsolidated subsidiaries and investees	(451)	(1,096)	1,502
Involuntary conversion	—	—	34,771
Litigation Settlement	356	—	—

Total other expenses	(61,214)	(67,004)	(24,532)

Loss before gain on land sales, non-controlling interest, and tax	(89,231)	(69,111)	(19,145)
Gain on land sales	6,296	4,798	11,956

Loss from continuing operations before tax	(82,935)	(64,313)	(7,189)
Income tax benefit (expense)	1,180	33,441	8,186

Net income (loss) from continuing operations	(81,755)	(30,872)	997

Discontinued operations:
Loss from discontinued operations	(162)	(8,368)	(5,435)
Gain on sale of real estate from discontinued operations	3,524	104,411	20,919
Income tax expense from discontinued operations	(1,180)	(33,616)	(5,420)

Net income (loss)	(79,573)	31,555	11,061
Net income (loss) attributable to non-controlling interest	(125)	654	50

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(79,698)	32,209	11,111
Preferred dividend requirement	(1,023)	(975)	(925)

Net income (loss) applicable to common shares	$(80,721)	$31,234	$10,186

Earnings per share—basic
Gain (loss) from continuing operations	$(10.22)	$(3.86)	$0.02
Discontinued operations	0.27	7.72	1.26

Net income (loss) applicable to common shares	$(9.95)	$3.86	$1.28

Earnings per share—diluted
Gain (loss) from continuing operations	$(10.22)	$(3.86)	$0.01
Discontinued operations	0.27	7.72	1.23

Net income (loss) applicable to common shares	$(9.95)	$3.86	$1.24

Weighted average common share used in computing earnings per share	8,113,669	8,086,640	7,953,676
Weighted average common share used in computing diluted earnings per share	8,113,669	8,086,640	8,188,602

Amounts attributable to Transcontinental Realty Investors, Inc.
Income (loss) from continuing operations	$(81,755)	$(30,872)	$997
Income from discontinued operations	2,182	62,427	10,064

Net income (loss)	$(79,573)	$31,555	$11,061

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2009

	Total	Comprehensive Income (Loss)	Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
				Shares	Amount
	(dollars in thousands)
Balance, December 31, 2006	$282,095	$—	$1	8,113,669	$81	$(3,086)	$266,206	$1,660	$1,067	$16,166
Unrealized loss on foreign currency translation	3,388	3,388							3,388
Unrealized gain on investment securities	(5,983)	(5,983)	—	—	—	—	—	—	(5,983)	—
Series D preferred stock dividends (7% per year)	(715)	—	—	—	—	—	(715)	—	—	—
Series C preferred stock dividends	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	11,061	11,061	—	—	—	—	—	11,111	—	(50)
Changes in controlling interest	—	—	—	—	—	—	—	—	—	—
Changes in non-controlling interest	(5,043)	—	—	—	—	—	9,452	—	—	(14,495)
Repurchase/sale of treasury shares, net	2,509	—	—	—	—	2,509	—	—	—	—

Balance, December 31, 2007	$287,102	$8,466	$1	8,113,669	$81	$(577)	$274,733	$12,771	$(1,528)	$1,621

Unrealized loss on foreign currency translation	9,685	9,685							9,685
Unrealized gain on investment securities	(5,582)	(5,582)	—	—	—	—	—	—	(5,582)	—
Series D preferred stock dividends (7% per year)	(765)	—	—	—	—	—	(765)	—	—	—
Series C preferred stock dividends	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	31,555	31,555	—	—	—	—	—	32,209	—	(654)
Changes in controlling interest	—	—	—	—	—	—	—	—	—	—
Changes in non-controlling interest	2,334	—	—	—	—	—	(10,468)	—	—	12,802
Repurchase/sale of treasury shares, net	577	—	—	—	—	577	—	—	—	—

Balance, December 31, 2008	$324,696	$35,658	$1	$8,113,669	$81	$—	$263,290	$44,980	$2,575	$13,769

Unrealized gain on investment securities	(2,575)	(2,575)	—	—	—	—	—	—	(2,575)
Series D preferred stock dividends (7% per year)	(813)	—	—	—	—	—	(813)	—	—	—
Series C preferred stock dividends	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	(79,573)	(79,573)	—	—	—	—	—	(79,698)	—	125
Changes in controlling interest	(149)	—	—	—	—	—	(149)	—	—	—
Changes in non-controlling interest	4,040	—	—	—	—	—	—	—	—	4,040

Balance, December 31, 2009	$245,416	$(82,148)	$1	$8,113,669	$81	$—	$262,118	$(34,718)	$—	$17,934

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income applicable to common shares	$(80,721)	$31,234	$10,186
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(6,296)	(4,798)	(11,956)
Depreciation and amortization	29,813	25,228	25,459
Provision on impairment of notes receivable and real estate assets	42,513	7,417	1,317
Amortization of deferred borrowing costs	3,698	7,110	4,876
Changes in non-controlling interest	4,165	(654)	(50)
Earnings from unconsolidated subsidiaries and investees	287	(5,210)	(1,502)
Gain on sale of income producing properties	(3,524)	(104,411)	(20,919)
(Increase) decrease in assets:
Accrued interest receivable	2,018	(1,749)	(420)
Other assets	(2,783)	395	2,753
Prepaid expense	(494)	(1,182)	(2,496)
Escrow	(3,222)	(21,758)	(2,018)
Earnest money	(1,723)	1,618	9,149
Rent receivables	(422)	(819)	(1,271)
Increase (decrease) in liabilities:
Accrued interest payable	(2,217)	(2,983)	(462)
Cash invested with Advisor	(12,204)	62,367	(6,614)
Other liabilities	3,526	28,602	(6,150)

Net cash provided by (used in) operating activities	(27,586)	20,407	(118)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($3,940 in 2009, $0 in 2008 from affiliates)	8,000	(4,487)	13,812
Acquisition of land held for development	(11,844)	(54,744)	(24,940)
Proceeds from sales of income producing properties	34,647	162,859	40,458
Proceeds from sale of land	36,289	16,382	59,699
Investment in unconsolidated real estate entities	16,495	14,586	1,115
Improvement of land held for development	(10,115)	(1,789)	(2,859)
Improvement of income producing properties	(2,220)	(15,547)	(12,890)
Acquisition of non-controlling interest	—	12,148	2,884
Investment in marketable equity securities	2,775	—	—
Acquisition of income producing properties	(5,971)	(64,466)	(114,258)
Construction and development of new properties	(26,134)	(130,151)	(193,864)

Net cash provided by (used in) investing activities	41,922	(65,209)	(230,843)

Cash Flow From Financing Activities:
Proceeds from notes payable	55,508	190,444	431,168
Recurring amortization of principal on notes payable	(18,588)	(17,111)	—
Payments on maturing notes payable	(49,522)	(140,202)	(183,188)
Deferred financing costs	(2,052)	5,838	(10,006)
Repurchase of common stock	—	577	(577)

Net cash provided by financing activities	(14,654)	39,546	237,397

Net decrease in cash and cash equivalents	(318)	(5,256)	6,436
Cash and cash equivalents, beginning of period	5,983	11,239	4,803

Cash and cash equivalents, end of period	$5,665	$5,983	$11,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$71,868	$77,247	$76,847
Cash paid for income taxes, net of refunds	$—	$—	$—

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$—	$9,685	$3,388
Unrealized loss on marketable securities	$(2,575)	$(5,582)	$(5,983)
Note receivable allowance	$—	$(1,500)	$—
Notes receivable received from affiliate	$2,341	$—	$3,353
Note paydown from right to build sale	$1,500	$—	$(900)
Acquisition of real estate to satisfy note receivable	$(7,748)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2009

	2009	2008	2007
Net income (loss)	$(79,573)	$31,555	$11,061
Other comprehensive income (loss)
Unrealized loss on foreign currency translation	—	9,685	3,388
Unrealized gain on investment securities	(2,575)	(5,582)	(5,983)

Total other comprehensive income (loss)	(2,575)	4,103	(2,595)

Comprehensive income (loss)	(82,148)	35,658	8,466
Comprehensive income attributable to non-controlling interest	(125)	654	50

Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(82,273)	$36,312	$8,516

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

Certain balances for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

NOTE 1. ORGANIZATION	AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.    TCI, a Nevada corporation, is successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. Effective March 31, 2003, TCI financial results were consolidated in the ARL Form 10-K and related consolidated financial statements. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. At December 31, 2009, we owned 55 residential apartment communities comprising of 11,354 units, two apartment projects in development, 28 commercial properties comprising an aggregate of approximately 5.1 million square feet, and an investment in 6,813 acres of undeveloped and partially developed land.

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

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of the Company for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

FASB Accounting Standards Codification.    The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

Basis of presentation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby the Company has been determined to be a primary beneficiary of the VIE and meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. TCI’s investments in ARL and Garden Centura, LP are accounted for under the equity method.

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—20-40 years; furniture, fixtures and equipment—5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held-for-sale.    The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost Capitalization.    Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. The Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the company’s weighted average interest rate of non-project specific debt.

The company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

The company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Fair value measurement.    The company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	—	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2	—	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3	—	Unobservable inputs that are significant to the fair value measurement.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recognition of Revenue.    Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the lease term. In accordance with ASC 805 “Business Combinations”, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases.

Reimbursements of operating costs, as allowed under most of our commercial tenant leases, consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, and are recognized as revenue in the period in which the recoverable expenses are incurred. We record these reimbursements on a “gross” basis, since we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers; we have discretion in selecting the supplier and have the credit risk with respect to paying the supplier.

Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment—Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing notes receivable.    TCI considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest recognition on notes receivable.    For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 for details on our Notes Receivable.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of ASC 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of December 31, 2009, we have 10,000 shares of stock options outstanding. These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. At December 31, 2009 and 2008, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation. At December 31, 2007, the preferred stock and stock options were dilutive and thus included in the EPS calculation.

Use of estimates.    In the preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Income Taxes.    TCI is a “C Corporation” for U.S. federal income tax purposes. TCI files an annual consolidated income tax return with ARL and IOT and their subsidiaries. ARL is the common parent for the consolidated group. TCI is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009. Prior to 2009, ARL and TCI and their subsidiaries were in a tax sharing and compensating agreement with respect to federal income taxes and IOT was the parent company of its own consolidated filing group. The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2. REAL	ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2009	2008
Apartments	$712,149	$653,023
Apartments under construction	5,296	56,195
Commercial properties	409,301	406,798
Land held for development	393,297	410,000
Real estate held for sale	6,399	8,018
Real estate subject to sales contract	73,033	73,033

Total real estate	1,599,475	1,607,067
Less accumulated deprecation	(152,291)	(126,276)

	$1,447,184	$1,480,791

The following is a brief description of the most significant property acquisitions and sales in 2009.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In January 2009, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land located in Dallas, Texas for $7.7 million. We received $3.9 million in cash after paying off the existing debt of $3.2 million and closing costs of $0.6 million. In addition, we booked a $2.1 million receivable. There was no gain or loss recorded on the sale of the land parcel.

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We received $3.0 million in cash after paying off the existing debt of $1.0 million. The project was sold to a related party; therefore the gain of $1.9 million was deferred and will be recorded upon sale to a third party.

In April 2009, we sold 3.02 acres of land known as West End land located in Dallas, Texas for a sales price of $8.5 million. We received $4.6 million in cash after paying off the existing debt of $3.4 million and closing costs of $0.5 million. We recorded a gain on sale of $4.9 million on the land parcel.

In April 2009, we sold 3.13 acres of land known as Verandas at City View land located in Fort Worth, Texas for a sales price of $1.3 million. We paid off the existing debt of $1.3 million and closing costs of $0.01. We recorded a gain on sale of $0.7 million on the land parcel.

In June 2009, we sold 3.96 acres of land known as Teleport land located in Irving, Texas for a sales price of $1.1 million. We received $1.0 million in cash after paying off the existing debt of $0.1 million and closing costs. We recorded a gain on sale of $0.4 million on the land parcel.

In July 2009, we sold 29.53 acres of Hines Meridian land located in Dallas, Texas and 807.90 acres of Travis Ranch land located in Kaufman County, Texas for $16.0 million. We paid off the existing debt of $13.5 million. We recorded no gain or loss on the land parcels.

In July 2009, we sold the 5000 Space Center, a 101,500 square foot facility located in San Antonio, Texas and the 5360 Tulane Commercial building, a 30,000 square foot facility located in Atlanta, Georgia for a sales price of $4.0 million. We received $2.7 million in cash after paying off the existing debt of $1.3 million. We recorded a gain on sale of $3.0 million on the properties.

In September 2009, we purchased 54.86 acres of Gautier land located at Gautier, Mississippi for $3.4 million.

In September 2009, we obtained a new $5.0 million loan with a commercial lender which was collateralized by 6.51 acres of Hines land located in Farmers Branch, Texas, 2.194 acres of Valley View 34 land located in Farmers Branch, Texas, and 15.066 acres of Travelers land located in Farmers Branch, Texas. We received cash of $2 million after paying off $2.6 million of existing debt and $0.4 million in closing costs.

In October 2009, we sold the 2010 Valley View office building; a 40,666 square foot facility located in Farmers Branch, Texas, for a sales price of $3.2 million. We received $1.2 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.0 million. The property was sold to a related party; therefore the gain of $0.8 million was deferred and will be recorded upon sale to a third party. We also sold the Parkway Centre retail shopping center; a 28,374 square foot facility located in Dallas, Texas, for a sales price of $4.0 million. We received $1.3 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.6 million. The property was sold to a related party; therefore the gain of $0.6 million was deferred and will be recorded upon sale to a third party.

In November 2009, we acquired 27.192 acres of McKinney Ranch land located in McKinney, Texas in lieu of a note receivable payoff of $6.4 million and existing mortgage assumption of $5.3 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2009, we purchased the Keller Springs Technical Center, an 80,000 square foot commercial building located in Carrollton, Texas for $6.0 million. We assumed the current mortgage of $6.0 million.

In December 2009, we sold the Bridges on Kinsey Apartments, a 232-unit complex, located in Tyler, Texas for $20.5 million. We received $6.8 million in cash, and the buyer assumed the existing mortgage of $14.0 million secured by the property. The property was sold to a related party, therefore the gain of $5.2 million was deferred and will be recorded upon sale to a third party.

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

Borrower	Maturity Date		Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12		6.50%	$1,875	100% Interest in 3334Z Apartments
Basic Capital Management(1)	10/11		prime + 2%	1,252	Industrial building, Arlington, TX
Basic Capital Management(1)	10/11		prime + 2%	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/09		9.00%	1,116	Assignment of partnership interests
Garden Centura LP(1)	N/A		7.00%	2,210	Excess cash flow from partnership
Miscellaneous related party notes(1)	Various		Various	1,233	Various secured interest
Miscellaneous non-related party notes	Various		Various	454	Various secured interest
Ocean Beach Partners(1)	12/09		7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	10/08	(2)	18.00%	2,407	33 acres undeveloped land, Austin, TX
Housing for Seniors of Humble, LLC(1)	12/13		11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC(1)	12/13		11.50%	6,363	Interest in Unified Housing Foundation Inc.
UHF Inc. (Marquis at Vista Ridge)(1)	12/13		12.00%	2,735	100% Interest in Housing for Seniors of Lewisville LLC
UHF Inc. (Echo Station)(1)	12/13		12.00%	1,668	100% Interest in UH of Temple LLC
UHF Inc. (Cliffs of El Dorado)(1)	09/10		10.00%	2,990	100% Interest in UH of McKinney LLC
UHF Inc. (Timbers of Terrell)(1)	12/13		12.00%	1,323	100% Interest in UH of Terrell LLC
UHF Inc. (Tivoli)(1)	12/13		12.00%	1,826	100% Interest in UH of Tivoli LLC
UHF Inc. (Parkside Crossing)(1)	12/13		12.00%	1,936	100% Interest in UH of Parkside Crossing
UHF Inc. (Sendero Ridge)(1)	12/13		12.00%	5,227	100% Interest in UH of Sendero Ridge LLC
UHF Inc. (Limestone Ranch)(1)	12/13		12.00%	2,250	100% Interest in UH of Vista Ridge LLC
UHF Inc. (Limestone Canyon)(1)	12/13		12.00%	3,080	100% Interest in UH of Austin LLC
Accrued interest				1,304
Allowance for estimated losses				(2,804)

Total				$45,247

(1)	Related Party
(2)	Renegotiating note

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2009, 2.8% of our assets were invested in junior and wraparound mortgage loans.

Interest income is recognized on performing notes receivable as it becomes due. Effective 2009, interest income is recorded on cash flow notes receivable when cash is received. No accrued interest income is recorded on non-performing notes receivable.

As of December 31, 2009, the obligors on $39.7 million or 82.6% of the mortgage notes receivable portfolio were due from affiliated entities. At December 31, 2009, 2.8% of our assets were invested in notes and interest receivable.

Related Party

In 2009, TCI paid Prime, its affiliates and related parties $11.9 million in advisory fees, $0.1 million incentive and net income fees, $0.6 million in mortgage brokerage and equity refinancing fees, $2.1 million in property and construction management, and leasing commissions, $0.1 million in property acquisition fees, $1.1 million in real estate brokerage commissions, $0.9 million in construction supervision fees. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $3.7 million.

NOTE 4. ALLOWANCE	FOR ESTIMATED LOSSES

The allowance account was reviewed and increased in 2007 and 2008. There were no additional allowances for receivables in 2009; our allowance decreased in the current year due to a loan pay off that had an allowance, as shown below (dollars in thousands).

	2009	2008	2007
Balance January 1,	$3,293	$1,978	$—
(Decrease) Increase in provision	(489)	1,315	1,978

Balance December 31,	$2,804	$3,293	$1,978

NOTE 5. INVESTMENT	IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company. Income Opportunity Investors, Inc. (“IOT”) is a related entity and as of July, 2009 is now a fully consolidated subsidiary. Both ARL and IOT are considered unconsolidated subsidiaries for 2008, but only ARL is considered an unconsolidated subsidiary for 2009.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Investments accounted for via the equity method consists of the following:

	Percent ownership
Investee	2009	2008
American Realty Investors, Inc.(1)	3%	3%
Income Opportunity Investors, Inc.(3)	N/A	25%
Garden Centura, LP(2)	5%	5%

(1)	Unconsolidated subsidiary
(2)	Other investees
(3)	Consolidated subsidiary as of 7/09

Our interest in the common stock of ARL and our partnership interest in Garden Centura, LP, in the amount of 3% and 5% respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2009 and 2008 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$236,413	$77,043	$313,456
Notes receivable	41,176	—	41,176
Other assets	174,038	6,466	180,504
Notes payable	(233,490)	(48,261)	(281,751)
Other liabilities	(111,780)	(2,625)	(114,405)
Shareholders equity/partners capital	$(106,357)	$(32,623)	$(138,980)

Rents and interest and other income	$38,180	$9,819	$47,999
Depreciation	(2,593)	(3,215)	(5,808)
Operating expenses	(35,029)	(3,912)	(38,941)
Gain on land sales	5,309	—	5,309
Interest expense	(18,000)	(3,157)	(21,157)

Income from continuing operations	(12,133)	(465)	(12,598)
Income from discontinued operations	—	—	—

Net income	$(12,133)	$(465)	$(12,598)

Companys proportionate share of earnings	$(298)	$(23)	$(321)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$274,242	$79,436	$353,678
Notes receivable	82,840	—	82,840
Other assets	229,081	6,841	235,922
Notes payable	(272,328)	(50,723)	(323,051)
Other liabilities	(127,288)	(2,466)	(129,754)
Shareholders equity/partners capital	$(186,547)	$(33,088)	$(219,635)

Rents and interest and other income	$48,132	$10,997	$59,129
Depreciation	(2,914)	(3,032)	(5,946)
Operating expenses	(46,918)	(4,149)	(51,067)
Gain on land sales	1,769	—	1,769
Interest expense	(20,527)	(3,336)	(23,863)

Income from continuing operations	(20,458)	480	(19,978)
Income from discontinued operations	41,686	—	41,686

Net income	$21,228	$480	$21,708

Companys proportionate share of earnings	$6,517	$24	$6,541

2007	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$270,743	$81,389	$352,132
Notes receivable	87,247	—	87,247
Other assets	238,251	7,302	245,553
Notes payable	(315,528)	(53,614)	(369,142)
Other liabilities	(109,513)	(2,469)	(111,982)
Shareholders equity/partners capital	$(171,200)	$(32,608)	$(203,808)

Rents and interest and other income	$59,274	$9,844	$69,118
Depreciation	(2,840)	(2,829)	(5,669)
Operating expenses	(52,038)	(4,562)	(56,600)
Gain on land sales	7,495	—	7,495
Interest expense	(25,844)	(2,846)	(28,690)

Income from continuing operations	(13,953)	(393)	(14,346)
Income from discontinued operations	29,254	—	29,254

Net income	$15,301	$(393)	$14,908

Companys proportionate share of earnings	$850	$(20)	$830

NOTE 6. INVESTMENTS	IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution in 2009 and recorded a gain of $2.8 million.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7. NOTES	AND INTEREST PAYABLE

The scheduled principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

2010	$361,444
2011	155,552
2012	20,042
2013	92,036
2014	12,328
Thereafter	541,820

$1,183,222

Interest payable at December 31, 2009 was $5.4 million. Interest accrues at rates ranging from 2.0% to 13.0% per annum, and mature between 2009 and 2049. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.2 billion.

With respect to the additional notes payable due to the acquisition of properties, a summary of some of the more significant transactions are discussed below:

Commercial Properties

In connection with the purchase of Keller Springs Technical Center office building in Carrollton, Texas on November 9, 2009, we assumed the existing mortgage of $6.0 million, collateralized by the office building purchased. The note accrues interest at 7.41%. The note is payable in monthly installments of interest and principal with the balance due along with all unpaid and accrued interest due at maturity on January 1, 2010. We are currently negotiating an extension with the current lender.

Land

In connection with the purchase of Gautier land in Gautier, Mississippi on September 23, 2009, we financed the acquisition with seller financing of $750,000 and $1.6 million from the Katrina Community Development Block Grant (“KCDBG”) issued by the Mississippi Development Authority for the construction of an apartment complex. The seller financing accrues interest at 6% and is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on September 23, 2010. We used $1.6 million of the KCDBG funds to acquire the land parcel to develop into an apartment complex. 100% of the funds will be repaid from 50% of the distributable cash flow and as a priority payment from the proceeds of any refinancing or sale of the project.

In connection with the purchase of McKinney Ranch land in McKinney, Texas on November 9, 2009, we assumed the existing mortgage of $5.3 million, collateralized by the land purchased. The note accrues interest at 4.25% and is payable in monthly installments of principal and interest with the balance due along with all unpaid and accrued interest due at maturity on January 1, 2011.

NOTE 8. RELATED	PARTY TRANSACTIONS

TCI received $3.4 million in 2009, $2.8 million in 2008, and $2.2 million in 2007 from Prime and its affiliates for rents of TCI-owned properties, including One Hickory, Two Hickory, Addison Hanger, Browning Place, Fenton Centre, 1010 Common, 600 Las Colinas, Amoco, Parkway North, Thermalloy, Senlac, Folsom land, Eagle Crest, and 2010 Valley View.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

TCI financial results are consolidated with ARL Form 10-K and related consolidated financial statements. As of December 31, 2009, ARL owned 82.8% of the outstanding TCI common shares.

The Advisory Agreement calls for Prime to receive an advisory fee from TCI comprised of a gross asset fee of .0625% per month of the average of the gross asset value and an annual net income fee equal to 7.5% of TCI’s net income, after certain adjustments (see Note 15). Prime receives cost reimbursement of certain expenses incurred by it in the performance of advisory services (See Note 15).

A sales incentive fee is paid to Prime equal to 10.0% of the amount by which the aggregate sales consideration for all real estate sold by TCI during the year exceeds the sum of the cost of each property, capital improvements and closing costs incurred in the sale of such real estate; provided, such real estate sold has produced an 8.0% simple annual return on the net investment and the aggregate net operating income from all real estate owned for each of the prior and current years shall be at least 5.0% higher in the current year than in the prior year (see Note 15).

Prime is to receive a property acquisition fee for locating, leasing or purchasing real estate for TCI equal to 1.0% of the amount of the loan purchased (See Note 15). Mortgage brokerage and equity refinancing fees are paid to Prime for obtaining loans or refinancing on properties equal to 1.0% of the amount of the loan or amount refinanced (see Note 15).

TCI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each month, is the prime rate plus 1% on the average daily cash balances advanced (see Note 15).

Regis is entitled to receive a sliding scale real estate brokerage fee of 1.5% to 4.5% for property purchases and sales based on the transaction amount (see Note 15). TCI pays Regis a construction supervision fee of 6% on all construction projects in progress (see Note 13). Regis receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad (see Note 15).

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2009 (dollars in thousands).

Balance, December 31, 2008	$(62,367)
Cash transfers	69,035
Cash repayments	(55,321)
Fees and commissions payable to affiliate	(21,581)
Advances due to financing proceeds	13,886
Note receivable with affiliate	5,877
Payables through Prime	308

Balance, December 31, 2009	$(50,163)

NOTE 9. PREFERRED	STOCK

TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $7.00 per share annually or $1.75 per quarter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90.0% of the daily average closing price of the

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2009, 30,000 shares of Series C Preferred Stock were issued and outstanding.

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

NOTE 10. DIVIDENDS

TCI paid no dividends on its Common Stock in 2009, 2008 or 2007. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

NOTE 11. STOCK	OPTIONS

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. As of December 31, 2009, 10,000 options were outstanding and were exercisable at $14.25 per share.

NOTE 12. ADVISORY	AGREEMENT

Prime, the sole member of which is PIAMI, is the contractual advisor to TCI. PIAMI is owned by Realty Advisors, LLC, a Nevada limited liability company the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI which SWI exchanged to Realty Advisors, Inc. for certain securities issued by SWI. The May Trust is a trust for the benefit of the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager, or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or TCI, nor is he a Trustee of the May Trust.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Triad provides property management services for a fee of 6.0% or less of the monthly gross rents collected on residential properties and 3.0% or less of the monthly gross rents collected on commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC, (“HRSHLLC”), a related party. Triad subcontracts the property-level management and leasing of 28 of TCI’s commercial properties (office buildings, shopping centers and industrial warehouses). Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. The sole member of Regis I is HRSHLLC.

Regis I provides construction management and supervision services for TCI’s properties under construction. Regis I charged fees of 6.0% of certain construction costs. Those fees totaled $0.9 million, $3.4 million and $5.4 million for 2009, 2008 and 2007, respectively.

NOTE 14. REAL	ESTATE BROKERAGE

Regis I also provides brokerage services on a non-exclusive basis and is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by TCI.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Cost reimbursements are allocated based on the relative market values of the Company’s assets. The fees paid to our advisor and cost reimbursements are detailed below.

	2009	2008	2007
	(dollars in thousands)
Fees:
Advisory fee	$11,903	$12,064	$10,704
Sales incentive fee	—	7,953	2,564
Net income fee	115	3,041	(514)
Property acquisition	41	1,041	1,279
Mortgage brokerage and equity refinancing	592	176	1,342

	$12,651	$24,275	$15,375

Cost reimbursements	$3,733	$4,372	$3,409

Rent revenue	$3,434	$2,754	$2,211

Interest paid (received)	$1,593	$(500)	$1,512

Fees paid to Triad, an affiliate, Regis I and related parties:

	2009	2008	2007
	(dollars in thousands)
Fees:
Property acquisition	$136	$2,910	$2,494
Real estate brokerage	1,129	4,724	2,367
Construction supervision	941	3,409	5,422
Property and construction management and leasing commissions	2,124	2,808	2,242

	$4,330	$13,851	$12,525

NOTE 16.    INCOME TAXES

For 2009 and 2007, TCI had net losses for federal tax purposes and for 2008, TCI had a net taxable loss for federal income tax purposes after the use of tax loss carry forwards.

During 2009, TCI acquired stock of Income Opportunity Realty Investors, Inc. (IOT), such that more than 80% of IOT was owned by TCI. As a result, IOT joined the ARL consolidated group and joined a Tax Sharing and Compensating Agreement with TCI and ARL. The income tax expense (benefit) for 2009 in the accompanying financial statement was calculated under the Tax Sharing and Compensating Agreement. In 2008 and 2007 the agreement between ARL and TCI only was in effect. For 2009, ARL and TCI had net losses and IOT had net income. In 2008, ARI had a net loss and TRI had net income. In 2007, ARL had net income and TCI had a net loss. For 2009, TCI recorded no federal tax (benefit) or expense. For 2008, TCI recorded a Federal tax expense of $175,000. For 2007, TCI recorded a federal tax (benefit) of $2,766,000. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Current income tax expense is attributable to:

	2009	2008	2007
Income from continuing operations	($28,614)	($33,461)	($8,250)
Income from discontinued operations	28,614	33,636	5,484

	($0)	$175	($2,766)

There was no deferred tax expense (benefit) recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2009	2008	2007
Computed “expected” income tax (benefit) expense	(27,315)	11,273	3,888
Book to tax differences for partnerships not consolidated for tax purposes	9,428	6,909	7,362
Book to tax differences for depreciation and amortization	1,467	1,003	987
Book to tax differences in gains on sale of property	(12,216)	(20,033)	(4,161)
Book to tax differences from insurance proceeds	0	0	(10,371)
Use of net operating loss carryforward	0	(2,522)	0
Book provision for loss	3,990	2,450	0
Partial valuation allowance against current net operating loss benefit	24,148	0	0
Other	498	1,095	(471)

	(0)	175	(2,766)

Alternative minimum tax	0	0	0

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2009	2008	2007
Net operating losses	46,380	15,552	11,667
AMT credits	1,374	1,210	1,210
Basis difference of:
Real estate holdings	(46,124)	(34,829)	(18,381)
Notes receivable	5,899	5,962	4,712
Investments	(5,691)	(4,469)	(10,468)
Notes payable	52,007	32,143	21,856
Net deferred tax asset from IOT	0	0	0
Deferred gains	15,078	9,932	5,707

Total	68,923	25,655	16,303
Deferred tax valuation allowance	(68,923)	(25,655)	(16,303)

Net deferred tax asset	$—	$—	$—

TCI has tax net operating loss carryforwards of approximately $119.5 million expiring through the year 2029.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2019. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2009. (dollars in thousands):

2010	$37,417
2011	31,333
2012	24,062
2013	14,390
2014	10,685
Thereafter	23,646

$141,533

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2009, 2008 and 2007 (dollars in thousands).

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/09
Operating revenue	$61,227	$91,274	$—	$460	$(1,314)	$151,647
Operating expenses	31,725	51,764	—	1,516	82	85,087
Depreciation and amortization	12,047	17,145	—	(94)	—	29,098
Mortgage and loan interest	16,270	38,219	—	13,628	2,040	70,157
Interest income	—	—	—	—	5,407	5,407
Gain on land sales	—	—	—	6,296	—	6,296

Segment operating income (loss)	$1,185	$(15,854)	$—	$(8,294)	$1,971	$(20,992)

Capital expenditures	1,249	517	—	89	—	1,855
Assets	328,025	718,646	—	395,366	—	1,442,037

Property Sales
Sales price	$8,000	$20,500	$—	$37,678	$—	$66,178
Cost of sale	3,053	15,310	—	31,382	—	49,745
Deferred current gain	1,955	5,190	—	—	—	7,145
Recognized prior deferred gain	—	—	—	—	532	532

Gain on sale	$2,992	$—	$—	$6,296	$532	$9,820

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/08
Operating revenue	$57,295	$79,906	$—	$1,604	$(468)	$138,337
Operating expenses	34,346	46,318	—	5,048	525	86,237
Depreciation and amortization	10,800	13,760	—	(183)	—	24,377
Mortgage and loan interest	17,823	36,376	—	12,881	5,973	73,053
Interest income	—	—	—	—	3,227	3,227
Gain on land sales	—	—	—	4,798	—	4,798

Segment operating loss	$(5,674)	$(16,548)	$—	$(11,344)	$(3,739)	$(37,305)

Capital expenditures	5,045	209	—	544	—	5,798
Assets	338,898	767,528	—	366,347	—	1,472,773

Property Sales
Sales price	$9,383	$111,727	$41,749	$16,382	$—	$179,241
Cost of sale	8,521	34,334	15,593	11,434	—	69,882
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$862	$77,393	$26,156	$4,798	$—	$109,209

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/07
Operating revenue	$56,534	$66,749	$—	$393	$28	$123,704
Operating expenses	32,613	36,636	—	2,571	2,474	74,294
Depreciation and amortization	10,247	10,857	—	14	—	21,118
Mortgage and loan interest	16,923	29,577	—	14,003	5,310	65,813
Interest income	—	—	—	—	2,730	2,730
Gain on land sales	—	—	—	11,956	—	11,956

Segment operating loss	$(3,249)	$(10,321)	$—	$(4,239)	$(5,026)	$(22,835)

Capital expenditures	8,782	1,096	—	592	—	10,470
Assets	298,304	693,702	—	302,850	9	1,294,865

Property Sales
Sales price	$9,350	$40,480	$—	$42,588	$—	$92,418
Cost of sale	5,921	28,089	—	15,391	—	49,401
Deferred current gain	—	—	—	15,241	—	15,241
Recognized prior deferred gain	5,099	—	—	—	—	5,099

Gain on sale	$8,528	$12,391	$—	$11,956	$—	$32,875

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2009	2008	2007
Segment operating loss	$(20,992)	$(37,305)	$(22,835)
Other non-segment items of income (expense)
General and administrative	(11,063)	(10,349)	(8,515)
Advisory fees	(11,903)	(12,064)	(10,704)
Litigation	356	—	—
Provision on impairment of notes receivable and real estate assets	(42,513)	(7,417)	(3,686)
Gain on involuntary conversion	—	—	34,771
Other income (expense)	3,631	3,918	2,278
Equity in earnings of investees	(451)	(1,096)	1,502
Deferred tax	1,180	33,441	8,186

Income (loss) from continuing operations	$(81,755)	$(30,872)	$997

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2009	2008	2007
Segment assets	$1,442,037	$1,472,773	$1,294,865
Investments in real estate partnerships	9,358	23,365	27,569
Investments in marketable securities	—	2,775	13,157
Other assets	151,745	133,136	116,037
Assets held for sale	5,147	8,018	69,561

Total assets	$1,608,287	$1,640,067	$1,521,189

NOTE 19.    DISCONTINUED OPERATIONS

The Company applies the provisions of ASC Topic 360, “Property, Plant and Equipment.” ASC Topic 360 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2009, 2008 and 2007. Income from discontinued operations relates to seven, 25, and six properties that were sold or repositioned in 2009, 2008 and 2007, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands).

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	For Years Ended December 31,
	2009	2008	2007
Revenue
Rental	$4,500	$9,288	$42,862
Property operations	2,373	4,268	28,374

	2,127	5,020	14,488
Expenses
Interest	(1,711)	(7,177)	(13,472)
General and administration	(27)	(672)	(60)
Depreciation	(715)	(851)	(4,341)

	(2,453)	(8,700)	(17,873)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(326)	(3,680)	(3,385)
Gain on sale of discontinued operations	3,524	104,411	20,919
Equity in investee	164	6,306	—
Net income fee to affiliate	—	(3,041)	514
Net sales fee to affiliate	—	(7,953)	(2,564)

Income from discontinued operations	3,362	96,043	15,484
Tax expense	(1,180)	(33,616)	(5,420)

Income from discontinued operations	$2,182	$62,427	$10,064

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2009, 2008 and 2007 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 20. QUARTERLY	RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2009, 2008 and 2007 (unaudited, dollars in thousands):

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$36,552	$37,570	$38,962	$38,563
Total operating expenses	35,116	59,356	35,599	49,593

Operating income	1,436	(21,786)	3,363	(11,030)
Other expenses	(11,813)	(17,574)	(17,687)	(14,140)

Loss before gain on land sales, non-controlling interest, and income tax benefit (expense)	(10,377)	(39,360)	(14,324)	(25,170)
Gain on land sales	(252)	6,548	—	—
Income tax benefit (expense)	(84)	271	1,083	(90)

Loss from continuing operations	(10,713)	(32,541)	(13,241)	(25,260)

Net income (loss) from discontinuing operations, net of non-controlling interest and income taxes	(155)	504	2,010	(177)

Net loss	(10,868)	(32,037)	(11,231)	(25,437)
Net income (loss) attributable to non-controlling interest	109	89	(62)	(261)

Net loss attributable to Transcontinental Realty Investors, Inc.	(10,759)	(31,948)	(11,293)	(25,698)
Preferred dividend requirement	(250)	(252)	(254)	(267)

Net loss applicable to common shares	$(11,009)	$(32,200)	$(11,547)	$(25,965)

PER SHARE DATA
Earnings per share—basic
Loss from continuing operations	$(1.34)	$(4.03)	$(1.67)	$(3.18)
Discontinued operations	(0.02)	0.06	0.25	(0.02)

Net loss applicable to common shares	$(1.36)	$(3.97)	$(1.42)	$(3.20)

Weighted average common share used in computing earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

Earnings per share—diluted
Loss from continuing operations	$(1.34)	$(4.03)	$(1.67)	$(3.18)
Discontinued operations	(0.02)	0.06	0.25	(0.02)

Net loss applicable to common shares	$(1.36)	$(3.97)	$(1.42)	$(3.20)

Weighted average common share used in computing diluted earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
2008
Total operating revenues	$31,664	$34,718	$35,514	$36,441
Total operating expenses	39,557	31,651	32,831	36,405

Operating income (loss)	(7,893)	3,067	2,683	36
Other expenses	(20,625)	(21,198)	(1,159)	(24,022)

Income (loss) before gain on land sales, non-controlling interest, and income tax benefit (expense)	(28,518)	(18,131)	1,524	(23,986)
Gain on land sales	1,275	2,580	696	247
Income tax benefit (expense)	33,104	451	(3,103)	2,989

Net income (loss) from continuing operations	5,861	(15,100)	(883)	(20,750)

Net income (loss) from discontinuing operations, net of non-controlling interest and income taxes	61,480	838	(5,763)	5,872

Net income (loss)	67,341	(14,262)	(6,646)	(14,878)
Net income (loss) attributable to non-controlling interest	—	—	—	654

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	67,341	(14,262)	(6,646)	(14,224)
Preferred dividend requirement	(240)	(240)	(240)	(255)

Net income (loss) applicable to common shares	$67,101	$(14,502)	$(6,886)	$(14,479)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$0.70	$(1.90)	$(0.14)	$(2.52)
Discontinued operations	7.61	0.10	(0.71)	0.72

Net income (loss) applicable to common shares	$8.31	$(1.80)	$(0.85)	$(1.80)

Weighted average common share used in computing earnings per share	8,075,453	8,073,659	8,083,882	8,113,669
Earnings per share—diluted
Income (loss) from continuing operations	$0.68	$(1.90)	$(0.14)	$(2.50)
Discontinued operations	7.40	0.10	(0.71)	0.93

Net income (loss) applicable to common shares	$8.08	$(1.80)	$(0.85)	$(1.57)

Weighted average common share used in computing diluted earnings per share	8,311,693	8,073,659	8,083,882	8,113,669

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
2007
Total operating revenues	$29,652	$31,129	$29,728	$33,195
Total operating expenses	26,091	28,066	28,485	35,675

Operating income	3,561	3,063	1,243	(2,480)
Other expenses	(12,542)	(15,842)	(19,477)	23,329

Income (loss) before gain on land sales, non-controlling interest, and income tax benefit (expense)	(8,981)	(12,779)	(18,234)	20,849
Gain on land sales	4,769	(3,651)	5,755	5,083
Income tax benefit (expense)	(724)	995	2,979	4,936

Net loss from continuing operations	(4,936)	(15,435)	(9,500)	30,868

Net income (loss) from discontinuing operations, net of non-controlling interest and income taxes	(1,345)	1,848	5,532	4,029

Net income (loss)	(6,281)	(13,587)	(3,968)	34,897
Net income (loss) attributable to non-controlling interest	30	(26)	19	27

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(6,251)	(13,613)	(3,949)	34,924
Preferred dividend requirement	(228)	(227)	(229)	(241)

Net income (loss) applicable to common shares	$(6,479)	$(13,840)	$(4,178)	$34,683

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(0.65)	$(1.98)	$(1.23)	$3.88
Discontinued operations	(0.17)	0.23	0.70	0.50

Net income (loss) applicable to common shares	$(0.82)	$(1.75)	$(0.53)	$4.38

Weighted average common share used in computing earnings per share	7,900,213	7,881,232	7,942,089	8,082,949

Earnings per share—diluted
Income (loss) from continuing operations	$(0.65)	$(1.98)	$(1.23)	$3.87
Discontinued operations	(0.17)	0.23	0.70	0.47

Net income (loss) applicable to common shares	$(0.82)	$(1.75)	$(0.53)	$4.34

Weighted average common share used in computing diluted earnings per share	7,900,213	7,881,232	7,942,089	8,317,885

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS No. 144.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 21.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.    Management believes that TCI will generate excess cash from property operations in 2010; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts.    TCI is the limited partner in two partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

SCHEDULE III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$941	$378	$2,683	$313	$691	$2,683	$3,373	$263	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,358	526	10,556	201	526	10,757	11,283	1,860	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,957	287	4,451	—	287	4,451	4,738	233	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,428	740	10,435	—	740	10,435	11,175	1,277	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	5,014	762	6,856	—	762	6,856	7,618	348	2007	04/08	5-40 years
Capitol Hill, Little Rock, AR	9,059	1,860	7,948	—	1,860	7,948	9,807	1,095	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,685	186	5,733	702	847	5,774	6,621	692	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,123	921	12,644	168	921	12,812	13,733	1,581	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	623	51	1,521	225	277	1,521	1,798	184	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	658	83	2,115	356	439	2,115	2,554	207	2003	01/06	40 years
Denham Springs, Lake Charles, LA	2,404	1,353	—	1,069	1,353	1,069	2,422	—	—	07/07	40 years
Desoto Ranch, Desoto, TX	15,711	1,472	17,856	—	1,472	17,856	19,328	2,615	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,570	761	18,374	10	761	18,384	19,145	384	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,169	1,438	15,094	283	1,438	15,376	16,814	2,867	2001	10/01	40 years
Foxwood, Memphis, TN	5,102	699	4,616	—	699	4,616	5,314	391	1974	08/79	5-40 years
Heather Creek, Mesquite, TX	11,563	1,326	12,015	—	1,326	12,015	13,341	1,502	2003	03/03	40 years
Huntington Ridge, Desoto, TX	14,889	1,693	15,927	9	1,693	15,936	17,630	527	2007	10/04	40 years
Island Bay, Galveston, TX	13,956	2,095	17,659	—	2,095	17,659	19,754	3,172	1973	09/01	40 years
Kingsland Ranch, Houston, TX	21,857	3,614	23,264	—	3,614	23,264	26,877	2,860	2005	03/03	40 years
Laguna Vista, Dallas, TX	17,307	288	20,743	497	370	21,158	21,528	1,572	2006	12/04	40 years
Lake Forest, Houston, TX	12,349	335	12,267	1,435	335	13,702	14,037	1,484	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,692	1,318	17,215	697	1,318	17,912	19,230	1,064	2006	07/05	40 years
Longfellow Arms, Longview, TX	14,407	1,352	14,915	—	1,352	14,915	16,267	529	2007	12/06	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Mansion of Mansfield, Mansfield, TX	16,172	977	17,757	—	977	17,757	18,733	112	2009	09/05	40 years
Marina Landing, Galveston, TX	11,929	1,240	11,160	—	1,240	11,160	12,401	2,323	1985	09/01	40 years
Mariposa Villas, Dallas, TX	11,918	788	13,131	—	788	13,131	13,918	1,435	2002	01/02	40 years
Mason Park, Katy, TX	19,300	2,300	20,530	—	2,300	20,530	22,831	558	2007	08/06	40 years
Mission Oaks, San Antonio, TX	15,234	1,266	16,627	122	1,266	16,749	18,015	1,079	2005	05/05	40 years
Monticello Estates, Monticello, AR	520	36	1,493	263	285	1,508	1,793	156	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,858	1,301	14,920	—	1,301	14,920	16,221	124	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	2,943	340	3,061	—	340	3,061	3,402	877	1983	05/00	40 years
Parc at Maumelle, Little Rock, AR	16,377	1,153	17,688	617	1,153	18,305	19,458	1,227	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,764	960	12,226	486	960	12,713	13,673	780	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,334	1,482	22,993	266	1,749	22,993	24,742	772	2007	04/04	40 years
Park at Clarksville, Clarksville, TN	13,257	571	14,390	102	571	14,492	15,063	435	2007	06/02	40 years
Pecan Pointe, Temple, TX	16,657	1,744	16,838	144	1,744	16,982	18,726	613	2007	10/06	40 years
Portofino, Farmers Branch, TX	20,669	1,729	23,033	13	1,729	23,045	24,775	707	2007	09/06	40 years
Preserve at Pecan Creek, Denton, TX	15,007	885	16,588	—	885	16,588	17,473	546	2008	10/05	40 years
Quail Hollow, Holland, OH	11,159	1,406	12,650	—	1,406	12,650	14,056	527	2000	04/08	5-40 years
Quail Oaks, Balch Springs, TX	2,429	90	1,959	166	125	2,090	2,215	1,361	1982	02/87	5-40 years
River Oaks, Wylie, TX	9,456	590	11,674	93	590	11,768	12,358	2,013	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	337	23	1,537	175	198	1,537	1,736	193	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,284	52	4,007	363	297	4,126	4,423	735	2003	01/06	40 years
Savoy of Garland, Garland, TX	9,645	760	11,031	—	760	11,031	11,791	23	2009	10/06	5-40 years
Spyglass, Mansfield, TX	15,504	1,280	15,272	787	1,291	16,048	17,339	2,167	2002	03/02	40 years
Stonebridge at City Park, Houston, TX	14,114	1,545	14,786	97	1,545	14,883	16,428	1,797	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,218	1,882	12,371	176	1,882	12,546	14,428	28	2009	08/08	40 years
Toulon Apts, Gautier, MS	2,524	1,621	—	1,253	1,993	881	2,874	—	—	09/09	40 years
Treehouse, Irving, TX	5,268	312	2,807	—	312	2,807	3,119	386	1974	05/04	5-40 years
Verandas at City View, Fort Worth, TX	17,475	2,005	19,463	1,135	2,005	20,598	22,604	3,085	2003	09/01	40 years
Vistas of Pinnacle Park, Dallas, TX	18,413	1,750	19,808	12	1,750	19,820	21,570	2,696	2002	10/02	40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Vistas of Vance Jackson, San Antonio, TX	15,542	1,265	16,540	59	1,265	16,598	17,863	1,742	2004	01/04	40 years
Wildflower Villas, Temple, TX	13,487	1,119	15,526	71	1,119	15,597	16,716	959	2004	03/04	40 years
Windsong, Fort Worth, TX	10,386	790	11,526	—	790	11,526	12,316	1,685	2002	07/03	40 years

	$592,001	$56,800	$648,278	$12,367	$59,789	$657,655	$717,444	$57,846
Commercial
1010 Common, New Orleans, LA	$14,339	$2,895	$13,811	$21,984	$2,895	$35,795	$38,690	$23,624	1971	03/98	5-40 years
217 Rampart, New Orleans, LA	—	2,076	—	61	2,076	61	2,137	6	—	08/06	40 years
225 Baronne, New Orleans, LA	—	1,162	1,444	7,139	1,162	8,582	9,744	7,525	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	5,929	211	1,953	475	211	2,428	2,640	207	1902	08/06	5-40 years
600 Las Colinas, Las Colinas, TX	36,309	5,751	51,759	5,503	5,751	57,262	63,013	7,626	1984	08/05	5-40 years
Addison Hanger I, Addison, TX	—	1,616	793	49	1,616	843	2,459	377	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,324	79	—	1,403	1,403	378	2000	12/99	5-40 years
Alpenloan, Dallas, TX	384	1,061	261	—	1,061	261	1,322	10	—	05/08	5-40 years
Amoco Building, New Orleans, LA	18,750	1,233	3,826	6,260	1,233	10,086	11,320	7,363	1974	07/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,365	870	7,830	223	870	8,053	8,923	1,380	1979	03/03	5-40 years
Browning Place (Park West I), Dallas, TX	33,149	5,096	45,868	6,197	5,096	52,065	57,161	5,886	1984	04/05	5-40 years
Clark Garage, New Orleans, LA	—	1,033	9,293	26	1,033	9,319	10,352	573	—	08/06	40 years
Dunes Plaza, Michigan City, IN	3,319	1,343	3,412	1,534	1,529	4,760	6,289	2,996	1978	03/92	5-40 years
Ergon Office Building, Jackson, MS	1,878	201	1,914	—	201	1,914	2,115	56	—	11/08	5-40 years
Eton Square, Tulsa, OK	9,253	1,469	13,219	4,051	1,469	17,270	18,739	4,992	1985	09/99	5-40 years

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Fenton Center (Park West II), Dallas, TX	61,237	6,968	62,712	4,771	6,968	67,484	74,452	5,889	—	01/07	5-40 years
Fruitland Park, Fruitland, FL	—	23	—	16	23	16	39	15	—	05/92	40 years
Keller Springs Tech Center, Carrollton, TX	5,970	597	5,374	—	597	5,374	5,971	12	—	11/09	5-40 Years
One Hickory Center, Dallas, TX	8,775	1,221	10,993	25	1,221	11,017	12,239	997	1998	11/09	7-40 years
Parkway North, Dallas, TX	2,934	1,173	4,692	2,071	1,173	6,763	7,936	2,966	1980	02/98	2-40 years
Signature Building, Dallas, TX	1,311	1,075	2,482	592	1,116	3,033	4,149	1,106	1985	02/99	5-40 years
Senlac VHP, Farmers Branch, TX	625	622	—	142	765	—	765	45	—	08/05	—
Stanford Center, Dallas, TX	25,713	3,878	34,862	208	3,878	35,070	38,948	1,343	—	06/08	5-40 years
Teleport, Las Colinas, TX	—	642	28	—	642	28	670	1	—	05/08	5-40 years
Thermalloy, Farmers Branch, TX	—	791	1,061	—	791	1,061	1,852	42	—	05/08	5-40 years
Two Hickoy Center, Dallas, TX	9,003	1,150	10,352	902	1,150	11,255	12,405	1,493	2000	06/05	3-40 years
Westgrove Air Plaza, Addison, TX	2,281	211	1,898	584	228	2,465	2,693	1,482	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,268	851	7,663	296	851	7,959	8,811	818	1991	10/05	5-40 years

	$252,792	$45,221	$298,824	$63,189	$45,607	$361,627	$407,234	$79,208
Land
1013 Common St, New Orleans, LA	—	579	—	159	738	—	738	—	—	08/98	—
Ackerley Land, Dallas, TX	—	150	—	—	150	—	150	—	—	06/08	—
Alliance Airport, Tarrant County, TX	549	895	—	—	895	—	895	—	—	05/05	—
Alliance Centurion, Tarrant County, TX	1,599	2,656	—	—	2,656	—	2,656	—	—	10/05	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Alliance Hickman Bluestar, Tarrant County, TX	405	738	—	318	1,056	—	1,056	—	—	10/05	—
Archon Land, Irving, TX	4,536	6,671	—	—	6,671	—	6,671	—	—	07/08	—
Audubon, Adams County, MS	—	519	—	297	815	—	815	—	—	—	—
Centura Land, Dallas, TX	6,900	11,535	—	716	12,251	—	12,251	—	—	12/02	—
Circle C Land, Austin, TX	32,348	30,312	—	12,641	42,953	—	42,953	—	—	03/06	—
Cooks Lane Land, Fort Worth, TX	515	1,046	—	10	1,056	—	1,056	—	—	06/04	—
Copperridge, Dallas, TX	4,326	6,392	—	752	7,144	—	7,144	—	—	01/08	—
Creekside, Fort Worth, TX	495	2,201	—	—	2,201	—	2,201	—	—	07/06	—
Crowley, Fort Worth, TX	422	1,569	—	—	1,569	—	1,569	—	—	07/06	—
Dedeaux, Gulfport, MS	1,520	1,612	—	48	1,659	—	1,659	—	—	10/06	—
Denham Springs, Denham Springs, LA	—	8	—	—	8	—	8	—	—	08/08	—
Denton (Andrew B), Denton, TX	550	895	—	8	903	—	903	—	—	12/05	—
Denton (Andrew C), Denton, TX	74	1,349	—	477	1,825	—	1,825	—	—	12/05	—
Denton Coonrod, Denton, TX	786	1,848	—	—	1,848	—	1,848	—	—	10/05	—
Denton Land, Denton, TX	195	318	—	—	318	—	318	—	—	10/05	—
Desoto Ranch, Desoto, TX	558	898	—	—	898	—	898	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	512	1,775	—	—	1,775	—	1,775	—	—	12/06	—
Dominion Tract, Dallas, TX	1,257	2,393	—	—	2,393	—	2,393	—	—	03/99	—
Eagle Crest, Dallas, TX	2,387	2,066	—	—	2,066	—	2,066	—	—	12/03	—
Ewing 8, Addison, TX	10,752	15,981	—	24	16,005	—	16,005	—	—	12/06	—
Fortune Drive, Irving, TX	1,150	1,782	—	—	1,782	—	1,782	—	—	03/08	—
Galleria East Center Retail, Dallas, TX	19,039	25,653	—	10,476	36,129	—	36,129	—	—	11/06	—
Galleria West Lofts, Dallas, TX	5,230	6,094	—	2,969	9,063	—	9,063	—	—	11/06	—
Gautier Land, Gautier, MS	750	2,526	—	127	2,653	—	2,653	—	—	07/98	—
Hines Meridian, Las Colinas, TX	1,369	1,266	—	—	1,266	—	1,266	—	—	05/07	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Hollywood Casino (Dominion), Farmers Branch, TX	2,188	4,308	—	150	4,457	—	4,457	—	—	06/02	—
Hollywood Casino Land, Farmers Branch, TX	3,660	3,131	—	—	3,131	—	3,131	—	—	03/08	—
Hunter Equities Land, Dallas, TX	—	398	—	—	398	—	398	—	—	07/08	—
Jackson Convention Center, Jackson, MS	8,302	8,986	—	3,887	12,872	—	12,872	—	—	07/07	—
Kaufman-Adams, Kaufman County, TX	357	823	—	—	823	—	823	—	—	05/08	—
Kaufman-Bridgewood, Kaufman County, TX	115	262	—	—	262	—	262	—	—	04/08	—
Kaufman-Cogen Land, Forney, TX	2,049	6,126	—	—	6,126	—	6,126	—	—	12/05	—
Kaufman- Stagliano,Forney, TX	1,456	4,119	—	67	4,185	—	4,185	—	—	06/06	—
Kaufman-Taylor, Kaufman County, TX	164	486	—	—	486	—	486	—	—	11/05	—
Keller Springs Lofts, Addison, TX	2,541	3,378	—	2,157	5,536	—	5,536	—	—	10/06	—
Kinwest Manor, Irving, TX	594	1,819	—	1,583	3,402	—	3,402	—	—	10/06	—
Lacy Longhorn Land, Farmers Branch, TX	1,784	3,870	—	—	3,870	—	3,870	—	—	06/04	—
LaDue Land, Farmers Branch, TX	924	1,810	—	—	1,810	—	1,810	—	—	07/98	—
Lakeshore Villas, Humble, TX	—	81	—	3	84	—	84	—	—	03/02	—
Lamar/ Palmer, Austin, TX	1,463	1,589	—	607	2,196	—	2,196	—	—	05/08	—
Las Colinas (Cigna), Las Colinas, TX	821	995	—	5	1,000	—	1,000	—	—	01/96	—
Las Colinas Station, Las Colinas, TX	5,663	6,985	—	3,656	10,641	—	10,641	—	—	11/06	—
Las Colinas Village, Las Colinas, TX	6,750	3,484	—	2,393	5,877	—	5,877	—	—	11/06	—
LCLLP (Kinwest/Hackberry), Las Colinas, TX	7,286	4,506	—	—	4,506	—	4,506	—	—	12/04	—
Limestone Canyon II, Austin, TX	—	428	—	137	565	—	565	—	—	06/00	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Lubbock Land, Lubbock, TX	—	234	—	—	234	—	234	—	—	01/04	—
Luna (Carr), Farmers Branch, TX	396	589	—	—	589	—	589	—	—	07/05	—
Luna Ventures, Farmers Branch, TX	1,123	2,934	—	—	2,934	—	2,934	—	—	04/08	—
Mandahl Bay Land, US Virgin Islands	3,772	14,031	—	2,289	16,320	—	16,320	—	—	11/05	—
Manhattan, Farmers Branch, TX	2,400	24,487	—	169	24,656	—	24,656	—	—	02/00	—
Mansfield Land, Mansfield, TX	936	543	—	—	543	—	543	—	—	09/05	—
Marine Creek, Fort Worth, TX	1,623	2,923	—	243	3,166	—	3,166	—	—	06/02	—
McKinney 36, Collin County, TX	4,000	1,973	—	—	1,973	—	1,973	—	—	01/98	—
McKinney Corners II, Collin County, TX	1,054	1,918	—	—	1,918	—	1,918	—	—	05/08	—
McKinney Ranch Land, McKinney, TX	14,247	21,402	—	623	22,026	—	22,026	—	—	12/05	—
McKinney Ranch Land, McKinney, TX	5,321	4,627	—	—	4,627	—	4,627	—	—	07/98	—
Nakash, Malden, MO	—	113	—	—	113	—	113	—	—	01/93	—
Nashville Land, Nashville, TN	—	930	—	274	1,204	—	1,204	—	—	06/02	—
Nicholson Croslin, Dallas, TX	117	181	—	—	181	—	181	—	—	05/08	—
Nicholson Mendoza Land, Dallas, TX	51	78	—	—	78	—	78	—	—	05/08	—
Ocean Estates, Gulfport, MS	—	1,418	—	382	1,800	—	1,800	—	—	10/07	—
Pac Trust, Farmers Branch, TX	1,237	1,608	—	—	1,608	—	1,608	—	—	10/01	—
Pantaze Land, Dallas, TX	299	290	—	8	299	—	299	—	—	11/05	—
Payne Land, Las Colinas, TX	13,362	18,803	—	284	19,087	—	19,087	—	—	12/04	—
Pioneer Crossing, Austin, TX	1,238	542	—	952	1,494	—	1,494	—	—	03/06	—
Polo Estates At Bent Tree, Dallas, TX	2,700	4,003	—	1,819	5,823	—	5,823	—	—	11/06	—
Pulaski Land, Pulaski County, AR	1,131	2,095	—	257	2,351	—	2,351	—	—	06/03	—
Ridgepointe Drive, Irving, TX	92	189	—	—	189	—	189	—	—	12/06	—
Seminary West Land, Fort Worth, TX	—	136	—	—	136	—	136	—	—	07/01	—
Senlac Land, Farmers Branch, TX	403	656	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	968	1,643	—	420	2,063	—	2,063	—	—	09/03	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Southwood Plantation 1934, Tallahassee, FL	632	1,209	—	119	1,329	—	1,329	—	—	02/06	—
Stanley Tools, Farmers Branch, TX	1,480	5,373	—	—	5,373	—	5,373	—	—	02/04	—
Temple Land, Temple, TX	—	415	—	—	415	—	415	—	—	07/98	—
Three Hickory, Dallas, TX	—	1,161	—	48	1,210	—	1,210	—	—	11/06	—
Travelers Land, Farmers Branch, TX	27,793	24,511	—	—	24,511	—	24,511	—	—	11/06	—
Travelers Land, Farmers Branch, TX	3,169	2,116	—	—	2,116	—	2,116	—	—	07/98	—
Travis Ranch Land, Kaufman County, TX	821	1,030	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,750	—	—	1,750	—	1,750	—	—	07/98	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	130	—	130	—	—	03/04	—
Valley Ranch Land, Irving, TX	1,984	5,826	—	—	5,826	—	5,826	—	—	12/04	—
Valley View (Hutton/Senlac), Farmers Branch, TX	156	544	—	—	544	—	544	—	—	05/06	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	461	496	—	—	496	—	496	—	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	610	780	—	—	780	—	780	—	—	12/05	—
W Hotel, Dallas, TX	1,225	1,681	—	411	2,092	—	2,092	—	—	11/08	—
Waco 151 Land, Waco, TX	1,300	2,106	—	—	2,106	—	2,106	—	—	04/07	—
Waco Swanson, Waco, TX	1,735	2,805	—	—	2,805	—	2,805	—	—	08/06	—
Walker Land, Farmers Branch, TX	8,429	18,675	—	—	18,675	—	18,675	—	—	09/06	—
Whorton Land, Bentonville, AR	2,950	4,291	—	6	4,297	—	4,297	—	—	06/05	—
Willowick Land, Pensacola, FL	—	137	—	—	137	—	137	—	—	01/95	—

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Wilmer 88, Dallas, TX	1,474	673	—	—	673	—	673	—	—	08/05	—
Windmill Farms—Harlan Land, Kaufman County, TX	5,524	5,524	—	—	5,524	—	5,524	—	—	07/08	—
Woodmont Reserve	—	(40,718)	—	5,224	(35,494)	—	(35,494)	—	—	—	—

	$260,555	$338,171	$—	$57,194	$395,365	$—	$395,365	$—
Corporate Departments/Investments/Misc.
TCI—Corporate	$11,364	$—	$—	$—	$—	$—	$—	$—	—	—	—

	$11,364	$—	$—	$—	$—	$—	$—	$—
Properties Held for Sale Apartments
Baywalk, Galveston, TX	$4,970	$679	$5,720	$—	$679	$5,720	$6,399	$1,252	1979	09/01	5-40 years

	$4,970	$679	$5,720	$—	$679	$5,720	$6,399	$1,252
Properties Subject to Sales Contract Apartments
Limestone Canyon, Austin, TX	$14,093	$1,997	$14,142	$—	$1,997	$14,142	$16,140	$4,738	1997	07/98	40 years
Limestone Ranch, Lewisville, TX	13,108	1,620	12,173	885	1,620	13,058	14,678	3,000	2001	05/01	40 years
Sendero Ridge, San Antonio, TX	23,580	2,635	24,157	1,477	2,635	25,634	28,269	3,864	2001	11/01	40 years
Tivoli, Dallas, TX	10,758	1,355	12,120	473	1,355	12,592	13,947	2,383	2001	12/01	40 years

	$61,540	$7,607	$62,592	$2,834	$7,607	$65,426	$73,033	$13,985

TOTAL: Real Estate Held For Investment	$1,183,222	$448,477	$1,015,414	$135,584	$509,047	$1,090,428	$1,599,475	$152,291

SCHEDULE III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	2009	2008	2007
	(dollars in thousands)
Reconciliation of real estate
Balance at January 1,	$1,607,423	$1,492,105	$1,222,997
Additions
Acquisitions, improvements and construction	93,991	266,341	325,676
Deductions
Sale of real estate	(59,025)	(151,379)	(52,882)
Asset impairments	(42,914)	—	(3,686)

Balance at December 31,	$1,599,475	$1,607,067	$1,492,105

Reconciliation of accumulated depreciation
Balance at January 1,	$126,632	$127,679	$109,581
Additions
Depreciation	31,604	24,582	48,409
Deductions
Sale of real estate	(5,945)	(25,985)	(30,311)

Balance at December 31,	$152,291	$126,276	$127,679

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
JUNIOR MORTGAGE LOANS
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.00%	10/09	Principle and Interest due at maturity.	—	4,303	1,116	—
Housing for Seniors of Humble, LLC Unsecured	11.50%	12/13	Excess cash flow	16,223	2,000	2,000	—
Housing for Seniors of Humble, LLC Interest in Unified Housing Foundation Inc.	11.50%	12/13	Excess cash flow	16,223	6,363	6,363	—
Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	18.00%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,407	—
UHF, Inc. (Marquis at Vista Ridge) 100% Interest in UH of Lewisville LLC	12.00%	12/13	Excess cash flow	14,961	1,770	2,735	—
UHF, Inc. (Echo Station) 100% Interest in UH of Temple LLC	12.00%	12/13	Excess cash flow	9,928	1,054	1,668	—
UHF, Inc. (Cliffs of El Dorado) 100% Interest in UH of McKinney LLC	10.00%	9/10	Excess cash flow	9,607	2,990	2,990	—
UHF, Inc. (Timbers of Terrell) 100% Interest in UH of Terrell LLC	12.00%	12/13	Excess cash flow	7,201	837	1,323	—
UHF, Inc. (Tivoli) 100% Interest in UH of Tivoli LLC	12.00%	12/13	Excess cash flow	10,759	1,615	1,826	—
UHF, Inc. (Parkside Crossing) 100% Interest in UH of Parkside Crossing LLC	12.00%	12/13	Excess cash flow	11,525	1,223	1,936	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
UHF, Inc. (Sendero Ridge) 100% Interest in UH of Sendero Ridge LLC	12.00%	12/13	Excess cash flow	23,581	2,942	5,227	—
UHF, Inc. (Limestone Ranch) 100% Interest in UH of Vista Ridge LLC	12.00%	12/13	Excess cash flow	13,108	2,320	2,250	—
UHF, Inc. (Limestone Canyon) 100% Interest in UH of Austin LLC	12.00%	12/13	Excess cash flow	14,093	3,080	3,080	—
OTHER
Basic Capital Management Unsecured.	7.00%	10/11	Monthly interest payments.	—	1,252	1,252	—
Basic Capital Management Unsecured.	7.00%	10/11	Monthly interest payments.	—	1,523	1,523	—
Garden Centura, L.P. Unsecured.	7.00%	None	Excess property cash flow payments or property sales proceeds.	—	—	2,210	—
Miscellaneous related party notes	various	various		—	1,233	1,233	—
Miscellaneous non-related party notes	various	various		—	884	454	—
Ocean Beach Partners Secured by 36 acres in Farmers Branch, TX.	7.00%	12/09	—	—	3,279	3,279	—
3334Z APTS, LP Secured by 3334Z Apartments	6.50%	4/12		—	1,875	1,875	—

					$42,929	$46,747	$—

			Accrued interest			1,304
			Allowance for estimated losses			(2,804)

						$45,247

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

	2009	2008	2007
Balance at January 1	$42,413	$34,677	$39,566
Additions
New mortgages	32,096	9,145	8,554
Funding of existing loans	7,753	—	—
Conversion of accrued interest to principal	900	—	—
Increase of interest receivable on mortgage loans	2,240	2,866	—
Deductions
Amounts paid	(37,328)	(4,275)	(13,443)
Non-cash reduction	(23)	—	—
Cost of mortgages sold	—	—	—

Balance at December 31	$48,051	$42,413	$34,677

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of TCI are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or approved.

It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with TCI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in TCI’s “Corporate Governance Guidelines”. The text of this document has been posted on TCI’s internet website at http://www.transconrealty-invest.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independent determination.

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

The current directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI or its advisor, Prime, which took over as contractual advisor for Basic Capital Management Inc. (“BCM”) on July 1, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “Affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of Prime or an officer of TCI or an officer or director of an affiliate of TCI. The designation “Independent”, when used below with respect to a director, means that the director is neither an officer of TCI nor a director, officer or employee of Prime, although TCI may have certain business or professional relationships with such director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

HENRY BUTLER:    Age 59, Director (Affiliated) (since December 2001) and Chairman of the Board since May 18, 2009

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director (since July 2003) of ARL; and Director (December 2001 to July 2003) of IOT.

SHARON HUNT:    Age 67, Director (Independent) (since February 2004).

Licensed Realtor in Dallas, Texas with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997); Director (since 1991) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of ARL.

ROBERT A. JAKUSZEWSKI:    Age 47, Director (Independent) (since November 2005)

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

TED R. MUNSELLE:    Age 54, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; he was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has also been a director (since February 20, 2004) of ARL, a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange (“NYSE”), as well as a director (since May 2009) of IOT, a Nevada corporation which has its common stock listed and traded on the American Stock Exchange (the “AMEX”). Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of TCI has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Committees

The Board of Directors held 9 meetings during 2009. For such year, no incumbent director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2009.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle, Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met once during 2009.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2009.

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

In December 2009, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2009.

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

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exists among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 59

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

GENE S. BERTCHER, 61

Executive Vice President (since February 2008) and Chief Financial Officer (since Oct. 28, 2009) of the Company, ARL and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present) and Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the AMEX. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

LOUIS J. CORNA, 62

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

ALFRED CROZIER, 57

Executive Vice President—Residential Construction (since November 2006) of ARL, TCI and IOT; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice president of Westchase Construction, Ltd. of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is a licensed architect.

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

DAEHO KIM, 33

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2009. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

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

Prime is a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., A Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities issued by SWI. For the period December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. Gene E. Phillips is not an officer, manager or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or TCI, nor is he a Trustee of the May Trust. Prime is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers.

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

Additionally, if management were to request that Prime render services to TCI other than those required by the Advisory Agreement, Prime or an affiliate of Prime separately would be compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under “Property Management,” TCI has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, to provide property management services for TCI’s commercial properties. Also as discussed below, under “Real Estate Brokerage” TCI had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for TCI until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for TCI.

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

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The managers and principal executive officers of Prime are set forth below.

Mickey N. Phillips:	Manager
Ryan T. Phillips:	Manager
Daniel J. Moos:	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President and Chief Financial Officer
Louis J. Corna:	Executive Vice President, General Counsel, Executive Vice President, Tax, Secretary
Alfred Crozier:	Executive Vice President, Residential Construction

Property Management

Affiliates of Prime provide property management services to TCI for the commercial properties. Currently, Triad provides such property management services. Triad subcontracts with other entities for the provision of property-level management services to TCI. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of TCI’s commercial properties to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I also receives real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. Regis Hotel I, LLC, a related party, manages TCI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

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

Each Independent Director is entitled to receive compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board is entitled to receive an additional fee of $3,000 per year. In addition, each Independent Director receives an additional $250 for each Audit Committee meeting attended, plus each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $15,000 per annum and no Audit Committee fees, with the Audit Committee Chairman to receive a one time annual fee of $500. During 2009, $58,309.36 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2009 through December 31, 2009, and special service fees as follows: Sharon Hunt, $15,000; Robert A. Jakuszewski, $15,000; Ted R. Munselle, $15,000; and Ted P. Stokely, $15,309.36.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of March 25, 2010, options covering 25,000 shares of TCI Common Stock were outstanding.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 25, 2010.

	Amount and Nature of Beneficial Ownership	Approximate Percent of Class(1)
American Realty Trust, Inc.(2)	5,507,710	67.88%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

American Realty Investors, Inc.(2)(3)	6,720,936	82.83%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Basic Capital Management, Inc.	902,507	11.37%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

EQK Holdings, Inc.(2)	4,584,973	56.51%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(3)	1,213,226	14.95%
1800 Valley View Lane
Suite 100
Dallas, Texas 75234

(1)	Percentage is based upon 8,113,669 shares of Common Stock outstanding at March 5, 2010.
(2)

Includes 920,507 shares (11.37%) owned by Basic Capital Management, Inc. (“BCM”), a wholly owned subsidiary of EQK Holdings, Inc. (“EQK”) which is a wholly-owned subsidiary of ART, which is a wholly-owned subsidiary of ARL. EQK owns 3,664.466 shares direct and ART owns 922,737 shares direct.

(3)	Transcontinental Realty Acquisition Corporation (“TRAC”) is a wholly-owned subsidiary of ARL.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 25, 2010.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Gene S. Bertcher	6,720,936	(2)	82.83%
Henry A. Butler	6,720,936	(2)	82.83%
Louis J. Corna	6,720,936	(2)	82.83%
Alfred Crozier	6,720,936	(2)	82.83%
Sharon Hunt	6,725,936	(2)(3)	82.89%
Robert A. Jakuszewski	6,720,936	(2)	82.83%
Daniel J. Moos	6,720,936	(2)	82.83%
Ted Munselle	6,725,936	(2)(4)	82.89%
All Directors and Executive Officers as a group (8 individuals)	6,745,936	(2)(3)(4)	83.14%

(1)	Percentage is based upon 8,113,669 shares of Common Stock outstanding at March 25, 2010 and as to Mr. Munselle, and Ms. Hunt, shares which may be issued under existing Director Stock Options.
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

(3)	Includes 5,000 shares which may be acquired by Ms. Hunt pursuant to the Director Stock Option Plan.
(4)	Includes 5,000 shares which may be acquired by Mr. Munselle pursuant to the Director Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

The Board of Directors of TCI retains the contractual advisor. Prime has been the contractual advisor to TCI since July 1, 2004. See Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor” for a description of Prime, its duties and its compensation. See also Note 15 to the Financial Statements for a description of the fees paid to Prime as the advisor and cost reimbursements during the three fiscal years ended December 31, 2009.

Affiliates of Prime provide commercial property management services to TCI. Currently, Triad provides such property management services. Triad subcontracts the property-level management and leasing of TCI’s commercial properties to Regis I and three of its hotels to Regis Hotel I, LLC.

Regis I also provides real estate brokerage services for TCI, on a non-exclusive basis, and receives brokerage commissions in accordance with the brokerage agreement.

Two of TCI’s Directors (Robert Jakuszewski and Ted Munselle) also serve as directors of IOT; Each owe fiduciary duties to IOT as well as to TCI under applicable law. At December 31, 2009, TCI owned approximately

85% of the outstanding common shares of IOT. Prime also serves as advisor to ARL and IOT. All of TCI’s directors also serve as Directors of ARL. Messrs. Moos, Bertcher, Corna and Crozier serve as executive officers of ARL and IOT.

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

TCI paid advisory fees of $11.9 million, net income fees of $0.1 million, acquisition fees of $.04 million, mortgage brokerage and equity refinancing fees of $0.6 million, costs reimbursements of $3.7 million, and interest of $1.6 million to Prime in 2009.

TCI paid property acquisition fees of $0.1 million, real estate brokerage fees of $1.1 million, construction supervision fees of $0.9 million, and property and construction management and leasing commissions of $2.1 million to Regis I in 2009.

Operating Relationships

TCI received rents of $3.4 million in 2009, $2.8 million in 2008, and $2.2 million in 2007 from Prime and its affiliates for rents of TCI owned properties, including 1010 Commons, 2010 Valley View, 600 Las Colinas, Amoco, Addison Hanger, Browning Place, Eagle Crest, Fenton Centre, Folsom land, One Hickory, Parkway North, Senlac, Stanford Centre, Thermalloy and Two Hickory.

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

The following table sets for the aggregate fees for professional services rendered to or for TCI by Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C. for 2009 and 2008:

	2009		2008
Type of Fee	Farmer, Fuqua & Huff	Swalm & Associates	Farmer, Fuqua & Huff	BDO Seidman
Audit fees	$405,992	$75,835	$402,492	$—
Audit related fees	—	—	—	—
Tax fees	51,900	2,572	55,775	8,000
All other fees	—	—	—

Total	$457,892	$78,407	$458,267	$8,000

The audit fees for 2009 and 2008, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2009 and 2008, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2009 and 2008 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Operations—Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008, and 2007

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2010	By:	/s/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 31, 2010

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2010

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2010

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2010

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer ( Principal Financial and Accounting Officer)	March 31, 2010

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2009

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.