Form 10-Q
period 2010-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2010-05-17
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,669
(Class)	(Outstanding at May 14, 2010)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2010	December 31, 2009

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,504,875	$1,520,043
Real estate held for sale at cost, net of depreciation ($2,267 and $1,252 for 2010 and 2009)	25,826	5,147
Real estate subject to sales contracts at cost, net of depreciation ($13,985 for 2010 and $13,985 for 2009)	59,048	59,048
Less accumulated depreciation	(143,092)	(137,054)

Total real estate	1,446,657	1,447,184
Notes and interest receivable

Performing (including $39,865 in 2010 and $39,703 in 2009 from affiliates and related parties)	48,308	48,051

Less allowance for estimated losses	(2,804)	(2,804)

Total notes and interest receivable	45,504	45,247
Cash and cash equivalents	1,368	5,665
Investments in unconsolidated subsidiaries and investees	8,714	9,358
Other assets	83,712	100,833

Total assets	$1,585,955	$1,608,287

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$1,104,809	$1,121,737
Notes related to assets held-for-sale	24,603	5,002
Notes related to subject to sales contracts	61,886	61,886
Affiliate payables	47,420	50,163
Deferred revenue (from sales to related parties)	60,678	60,678
Accounts payable and other liabilities (including $599 in 2010 and $163 in 2009 from affiliates and related parties)	51,509	63,405

	1,350,905	1,362,871

Commitments and contingencies:
Shareholders’ equity:

Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2010 and 2009 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2010 and 2009 respectively	1	1

Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2010 and 2009	81	81
Paid-in capital	261,853	262,118
Retained earnings	(44,997)	(34,718)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	216,938	227,482
Non-controlling interest	18,112	17,934

Total equity	235,050	245,416

Total liabilities and equity	$1,585,955	$1,608,287

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:

Rental and other property revenues (including $858 and $838 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	$37,003	$35,796

Expenses:
Property operating expenses (including $470 and $482 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	20,184	22,432
Depreciation and amortization	6,961	7,062
General and administrative (including $846 and $945 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	1,837	1,662
Provision on impairment of notes receivable and real estate assets	-	379
Advisory fee to affiliate	3,097	2,857

Total operating expenses	32,079	34,392

Operating income	4,924	1,404

Other income (expense):
Interest income (including $690 and $217 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	859	636

Other income	664	3,105
Mortgage and loan interest (including $839 and $651 for the three months ended 2010 and 2009 respectively from affiliates and related parties)	(16,772)	(16,008)
Earnings from unconsolidated subsidiaries and investees	(60)	-
Litigation settlement	-	760

Total other expenses	(15,309)	(11,507)

Loss before gain on land sales, non-controlling interest, and tax	(10,385)	(10,103)
Gain (loss) on land sales	6	(252)

Loss from continuing operations before tax	(10,379)	(10,355)

Income tax benefit (expense)	162	(293)

Net loss from continuing operations	(10,217)	(10,648)

Discontinued operations:

Income (loss) from discontinued operations	325	(870)
Gain on sale of real estate from discontinued operations	-	532
Income tax benefit (expense) from discontinued operations	(114)	118

Net income (loss) from discontinued operations	211	(220)

Net loss	(10,006)	(10,868)

Net income (loss) attributable to non-controlling interest	(273)	109

Net loss attributable to Transcontinental Realty Investors, Inc.	(10,279)	(10,759)

Preferred dividend requirement	(262)	(250)

Net loss applicable to common shares	$(10,541)	$(11,009)

Earnings per share - basic
Loss from continuing operations	$(1.33)	$(1.33)
Discontinued operations	0.03	(0.03)

Net loss applicable to common shares	$(1.30)	$(1.36)

Earnings per share - diluted
Loss from continuing operations	$(1.33)	$(1.33)
Discontinued operations	0.03	(0.03)

Net loss applicable to common shares	$(1.30)	$(1.36)

Weighted average common share used in computing earnings per share	8,113,669	8,113,669
Weighted average common share used in computing diluted earnings per share	8,113,669	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(10,217)	$(10,648)
Income (loss) from discontinued operations	211	(220)

Net loss	$(10,006)	$(10,868)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2009	$245,416	$(82,148)	$1	8,113,669	$81	$-	$262,118	$(34,718)	$-	$17,934
Series D preferred stock dividends (7% per year)	(52)	-	-	-	-	-	(52)	-	-	-
Series C preferred stock dividends	(210)	-	-	-	-	-	(210)	-	-	-
Net income (loss)	(10,006)	(10,006)	-	-	-	-	-	(10,279)	-	273
Changes in controlling interest	(3)	-	-	-	-	-	(3)	-	-	-
Changes in non-controlling interest	(95)	-	-	-	-	-	-	-	-	(95)

Balance, March 31, 2010	$235,050	$(92,154)	$1	8,113,669	$81	$-	$261,853	$(44,997)	$-	$18,112

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net loss	$(10,006)	$(10,868)
Other comprehensive income (loss)
Unrealized loss on investment securities	-	(2,575)

Total other comprehensive loss	-	(2,575)

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	(10,006)	(13,443)
Comprehensive income (loss) attributable to non-controlling interest	(273)	109

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(10,279)	$(13,334)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(10,541)	$(11,009)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(6)	252
Depreciation and amortization	7,056	7,330
Provision on impairment of notes receivable and real estate assets	-	379
Amortization of deferred borrowing costs	540	1,017
Changes in non-controlling interest	178	-
Earnings from unconsolidated subsidiaries and investees	62	-
Gain on sale of income producing properties	-	(532)
(Increase) decrease in assets:
Accrued interest receivable	(210)	425
Other assets	6,753	(3,714)
Prepaid expense	31	177
Escrow	10,540	13,728
Earnest money	340	(185)
Rent receivables	(48)	(3,490)
Increase (decrease) in liabilities:
Accrued interest payable	127	(805)
Cash invested with Advisor	(2,743)	(1,332)
Other liabilities	(11,902)	(10,490)

Net cash provided by (used in) operating activities	177	(8,249)

Cash Flow From Investing Activities:

Proceeds from notes receivables ($76 in 2010, $3,940 in 2009 from affiliates)	119	5,212
Acquisition of land held for development	(2,259)	(650)
Proceeds from sale of land	9	5,893
Investment in unconsolidated real estate entities	582	(81)
Advances to/from unconsolidated real estate entities	(165)	-
Improvement of land held for development	(646)	(376)
Improvement of income producing properties	(533)	(469)
Acquisition of non-controlling interest	-	(109)
Construction and development of new properties	(3,093)	(8,039)

Net cash provided by (used in) investing activities	(5,986)	1,381

Cash Flow From Financing Activities:

Proceeds from notes payable	5,723	11,007
Recurring amortization of principal on notes payable	(3,177)	(4,637)
Payments on maturing notes payable	-	(3,585)
Deferred financing costs	(1,034)	250

Net cash provided by financing activities	1,512	3,035

Net decrease in cash and cash equivalents	(4,297)	(3,833)
Cash and cash equivalents, beginning of period	5,665	5,983

Cash and cash equivalents, end of period	$1,368	$2,150

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,625	$17,445
Cash paid for income taxes, net of refunds	$(48)	$175

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Notes receivable received from affiliate	$-	$2,341

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “we”, “us”, “our”, “the Company” or “TCI” refer to Transcontinental Realty Investors, Inc., a Nevada corporation. TCI is the successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. Effective March 31, 2003, TCI financial results were consolidated in American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol (“NYSE: TCI”). Subsidiaries of American Realty Investors, Inc. own approximately 82.7% of the Company’s common stock (“NYSE: ARL”). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties. TCI engages third-party companies to lease and manage its apartment properties. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.

On July 17, 2009, the Company acquired from Syntek West, Inc. (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by the Company constituted approximately 60.4% of the issued and outstanding common stock of IOT. The Company has owned, for several years, an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, the Company owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

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

Properties

We own or had interests in a total property portfolio of 85 income producing properties as of March 31, 2010. The properties consisted of:

•	28 commercial buildings totaling 5.1 million leasable square feet, consisting of 19 office buildings, six industrial properties, and three retail properties;

•	57 apartment communities totaling 11,354 units; excluding apartments being developed; and

•	6,817 acres of developed and undeveloped land.

We are involved in the construction of three apartment complexes as of March 31, 2010. In addition, we invest in several tracts of land and are at several stages of predevelopment on many of these properties. We partner with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while we take a limited partner (and majority) interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2009, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain 2009 financial statement amounts have been reclassified to conform to the 2010 presentation, including adjustments for discontinued operations.

Principles of consolidation

The accompanying financial statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investments in ARL and Garden Centura LP are accounted for under the equity method.

Real estate, depreciation, and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 10-40 years; furniture, fixtures and equipment – 5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held for sale

We periodically classify real estate assets as held for sale. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt.

We capitalize interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Fair value measurement

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	–	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2	–	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	–	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2010 are listed below:

On February 17, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million. This land was purchased for the development of Blue Ridge apartments, a 290-unit apartment complex. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. In addition, we paid $0.1 million in commissions and closing costs. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011.

We continued to invest in the development of apartment projects. For the three months ended March 31, 2010, we have expended $3.1 million on the construction of various apartment complexes and capitalized $0.3 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Our receivables as of March 31, 2010 are listed below (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,252	Industrial building, Arlington, TX
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,523	Retail building, Cary, NC
Dallas Fund XVII, LP	10/09	9.00%	1,116	Assignment of partnership interests
Garden Centura, LP (1)	N/A	7.00%	2,375	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	411	Various secured interest
Miscellaneous related party notes (1)	Various	Various	1,233	Various secured interest
Ocean Beach Partners, LP (1)	12/09	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	10/08	18.00%	2,407	33 acres of undeveloped land, Austin, TX
United Housing Foundation, Inc. (Cliffs of El Dorado) (1)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station) (1)	12/13	12.00%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon) (1)	12/13	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch) (1)	12/13	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	12/13	12.00%	2,734	100% Interest in Housing for Seniors of Lewisville, LLC
United Housing Foundation, Inc. (Parkside Crossing) (1)	12/13	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge) (1)	12/13	12.00%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell) (1)	12/13	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli) (1)	12/13	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,515

Total Performing			$48,308
Allowance for estimated losses			(2,804)

Total			$45,504

(1) Related party notes

NOTE 4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. American Realty Investors, Inc. (“ARL”) is our parent company. Income Opportunity Realty Investors, Inc. (“IOT”) is a related entity and as of July 2009, is now a fully consolidated subsidiary. ARL is considered an unconsolidated subsidiary.

Investments accounted for via the equity method consist of the following:

		Percentage ownership as of
		March 31, 2010	March 31, 2009
American Realty Investors, Inc.	(1)	2%	3%
Income Opportunity Realty Investors, Inc.	(3)	0%	25%
Garden Centura, LP	(2)	5%	5%

(1)	Unconsolidated subsidiary

(2)	Other investee

(3)	Consolidated subsidiary as of 7/09

Our interest in the common stock of ARL and our partnership interest in Garden Centura LP in the amount of 2% and 5%, respectively are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the quarter ended March 31, 2010 and 2009 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees for the three months ended March 31, 2010 and 2009 (dollars in thousands):

For the three months ended March 31, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$247,508	$76,473	$323,981
Notes receivable	41,331	-	41,331
Other assets	169,636	5,541	175,177
Notes payable	(231,229)	(48,320)	(279,549)
Other liabilities	(125,562)	(1,573)	(127,135)
Shareholders’ equity/partners capital	(101,684)	(32,121)	(133,805)

Rents and interest and other income	$8,862	$2,153	$11,015
Depreciation	(601)	(784)	(1,385)
Operating expenses	(8,350)	(970)	(9,320)
Gain on land sales	-	-	-
Interest expense	(3,819)	(901)	(4,720)

Loss from continuing operations	$(3,908)	$(502)	$(4,410)
Loss from discontinued operations	(9)	-	(9)

Net loss	$(3,917)	$(502)	$(4,419)

Company’s proportionate share of earnings	$(96)	$(25)	$(121)

For the three months ended March 31, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$271,942	$79,059	$351,001
Notes receivable	79,356	-	79,356
Other assets	224,439	5,950	230,389
Notes payable	(269,821)	(50,096)	(319,917)
Other liabilities	(119,745)	(1,759)	(121,504)
Shareholders’ equity/partners capital	(186,171)	(33,154)	(219,325)

Rents and interest and other income	$13,095	$2,509	$15,604
Depreciation	(551)	(716)	(1,267)
Operating expenses	(11,561)	(1,103)	(12,664)
Gain on land sales	420	-	420
Interest expense	(5,114)	(648)	(5,762)

Income (loss) from continuing operations	$(3,711)	$42	$(3,669)
Income from discontinued operations	4,256	-	4,256

Net income	$545	$42	$587

Company’s proportionate share of earnings	$(69)	$2	$(67)

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution during the three months ended March 31, 2009.

NOTE 6. NOTES PAYABLE

On February 17, 2010, with the purchase of 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million, we financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments. The loan accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

In conjunction with the development of various apartment projects and other developments, we drew down $4.7 million in construction loans during the three months ended March 31, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2010 (dollars in thousands):

Balance, December 31, 2009	$(50,163)
Cash transfers	11,695
Cash repayments	(10,679)
Fees and commissions payable to affiliates	(4,773)
Advances due to financing proceeds	(842)
Notes receivable with affiliate	64
Payables through Prime	7,278

Balance, March 31, 2010	$(47,420)

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The affiliated amounts included in assets and liabilities, and the affiliated revenues and expenses received/paid are shown on the face of the financial statements.

NOTE 8. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our property types are grouped into commercial, apartments, land and other operating segments. Significant differences between and among the accounting policies of the operating segments as compared to the consolidated financial statements principally involve the calculation and allocation of administrative expenses. We evaluate the performance of each of the operating segments and allocate resources to them based on their operating income and cash flow.

Presented below is our reportable segments’ operating income for the three months ended March 31, 2010 and 2009, including segment assets and expenditures (dollars in thousands):

For the three months ended March 31, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$14,795	$22,157	$51	$-	$37,003
Operating expenses	8,116	11,447	570	51	20,184
Depreciation and amortization	3,013	3,948	-	-	6,961
Mortgage and loan interest	4,373	8,702	2,633	1,064	16,772
Interest income	-	-	-	859	859
Gain on land sales	-	-	6	-	6

Segment operating loss	$(707)	$(1,940)	$(3,146)	$(256)	$(6,049)

Capital expenditures	480	147	-	-	627
Assets	325,548	698,945	396,338	-	1,420,831

Property Sales
Sales price	$-	$-	$9	$-	$9
Cost of sale	-	-	(3)	-	(3)
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$6	$-	$6

	Commercial Properties	Apartments	Land	Other	Total
For the three months ended March 31, 2009
Operating revenue	$15,244	$21,386	$145	$(979)	$35,796
Operating expenses	8,033	13,873	433	93	22,432
Depreciation and amortization	2,999	4,063	-	-	7,062
Mortgage and loan interest	3,961	8,272	3,069	706	16,008
Interest income	-	-	-	636	636
Loss on land sales	-	-	(252)	-	(252)

Segment operating income (loss)	$251	$(4,822)	$(3,609)	$(1,142)	$(9,322)

Capital expenditures	414	-	10	-	424
Assets	332,572	687,402	411,181	-	1,431,155

Property Sales
Sales price	$-	$-	$7,584	$-	$7,584
Cost of sale	-	-	7,836	-	7,836
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	532	-	-	-	532

Gain on sale	$532	$-	$(252)	$-	$280

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
	2010	2009
Segment operating loss	$(6,049)	$(9,322)
Other non-segment items of income (expense)
General and administrative	(1,837)	(1,662)
Advisory fees	(3,097)	(2,857)
Litigation settlement	-	760
Provision on impairment of notes receivable and real estate assets	-	(379)
Other income	664	3,105
Equity in earnings of investees	(60)	-
Deferred tax benefit	162	(293)

Loss from continuing operations	$(10,217)	$(10,648)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended March 31,
	2010	2009
Segment assets	$1,420,831	$1,431,155
Investments in real estate partnerships	8,714	23,446
Other assets	130,584	117,741
Assets held for sale	25,826	44,134

Total assets	$1,585,955	$1,616,476

NOTE 9. DISCONTINUED OPERATIONS

We apply the provisions of ASC Topic 360 “Property, Plant and Equipment”. ASC Topic 360 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2010. Included in discontinued operations are a total of three and seven properties for 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and two apartment complexes that we sold subsequent to March 31, 2010 (Foxwood and Longfellow Arms). In 2009, we sold one apartment complex (Bridges on Kinsey), and three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center). In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue
Rental	$1,339	$1,665
Property operations	522	1,659

	817	6
Expenses
Interest	(392)	(633)
General and administration	(5)	25
Depreciation	(95)	(268)

	(492)	(876)

Net income (loss) from discontinued operations before gains on sale of real estate	325	(870)
Gain on sale of discontinued operations	-	532
Net income fee to affiliate	-	-

Income (loss) from discontinued operations	325	(338)
Tax expense	(114)	118

Net income (loss) from discontinued operations	$211	$(220)

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Partnership Obligations. TCI is the limited partner in three partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, we intend to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Liquidity. TCI’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2010, we will rely on land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet our cash requirements.

Litigation. TCI is involved in various other lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will have no material impact on our financial condition, results of operations or liquidity.

NOTE 11. SUBSEQUENT EVENTS

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee for a sale price of $5.1 million. The existing mortgage of $5.1 million is secured by the property.

On April 19, 2010, we sold the Longfellow Arms apartments, a 216-unit complex located in Longview, Texas for a sale price of $20.0 million. We received $6.1 million in cash and there is an existing mortgage of $14.4 million, secured by the property.

NOTE 12. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of March 31, 2010, we have 10,000 shares of stock options outstanding. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of March 31, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first quarter of 2010 we acquired $2.2 million of land. As of March 31, 2010, we owned 11,354 units in 57 residential apartment communities and 28 commercial properties of approximately 5.1 million rentable square feet. In addition, we own 6,817 acres of land held for development and have three apartment complexes currently in development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.

We have historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Realty I, LLC. We currently contract with third-party companies to manage our apartment communities.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for our financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating our accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investments in ARL and Garden Centura LP are accounted for under the equity method.

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

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale”, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investments in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, we account for our investments in unconsolidated real estate ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing Notes Receivable

We consider a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received.

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 “Notes and Interest Receivable” for details on our Notes Receivable.

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	–	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2	–	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	–	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up (80% or more) and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2010 and 2009, we owned or had interests in a portfolio of 85 and 86 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2010 for the period presented. The table below shows the number of income producing properties held at the quarter ended March 31:

	2010	2009
Continuing operations	83	80
Sales subsequent to period end	2	6

Total property portfolio	85	86

Comparison of the three months ended March 31, 2010 to the same period ended 2009

For the three months ended March 31, 2010, we reported a net loss applicable to common shares of ($10.5 million) or ($1.30) per diluted earnings per share, as compared to a net loss applicable to common shares of ($11.0) million or ($1.36) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $37.0 million for the three months ended March 31, 2010. This represents an increase of $1.2 million, as compared to the prior period revenues of $35.8 million. The change, by segment, is an increase in the apartment portfolio of $0.8 million, an increase in the other portfolio of $1.0, offset by decreases in the commercial portfolio of $0.5 million, and the land portfolio of $0.1 million.

Within the apartment portfolio, there was an increase of $1.4 million due to the developed properties in the lease up phase, a $2.1 million increase was due to recognition of rental income from insurance proceeds received in a prior year, related to the properties damaged in Galveston, Texas by Hurricane Ike, and a $2.7 million decrease in the same property portfolio. There appears to be a continued demand for newly developed properties.

Within the commercial portfolio, the same property portfolio decreased by $0.8 million and the acquired properties increased by $0.3 million, primarily due to our acquisition of Keller Springs Tech Center in November of 2009.

Expenses

Property operating expenses were $20.2 million for the three months ended March 31, 2010. This represents a decrease of $2.2 million, as compared to the prior period operating expenses of $22.4 million. This change, by segment, is a decrease in the apartment portfolio of $2.4 million, offset by increases in the commercial and land portfolios of $0.1 million and $0.1 million, respectively. Within the apartment portfolio, decreases came from the same properties which decreased by $0.9 million due to a decrease in overall costs and additional repairs and maintenance. The developed properties increased by $0.5 million. There was a decrease of $2.0 million in operating expenses related to the properties damaged in Galveston, Texas by Hurricane Ike.

Other income (expense)

Interest income was $0.86 million for the three months ended March 31, 2010. This represents an increase of $0.2 million, as compared to the prior period interest income of $0.64 million. The increase is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. in the current period. The notes are excess cash flow notes and interest on the notes is recorded as cash is received. More cash was received in the current period as compared to the prior period.

Other income was $0.7 million for the three months ended March 31, 2010, as compared to $3.1 million in the prior period. This represents a decrease of $2.4 million, which is mainly due to $2.3 million of gain recorded, in the prior period, on the disposition of our investment in the Korean REIT.

Mortgage and loan interest expense was $16.8 million for the three months ended March 31, 2010. This represented an increase of $0.8 million, as compared to the prior period expense of $16.0 million. This change, by segment, is an increase in the apartment portfolio of $0.4 million, an increase in the commercial portfolio of $0.4 million, and an increase in the other portfolio of $0.4 million, offset by a decrease in the land portfolio of $0.4 million. Within the apartment portfolio, the same properties decreased by $0.6 million, which was offset by an increase in the developed properties of $1.0 million. Within the commercial portfolio, the same properties increased by $0.3 million and the acquired properties increased by $0.1 million.

Included in discontinued operations are a total of three and seven properties, respectively. Properties sold in 2010 that were held in 2009, have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and two apartment complexes that we sold subsequent to March 31, 2010 (Foxwood and Longfellow Arms). In 2009, we sold one apartment complex (Bridges on Kinsey), and three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center). In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. A summary of the discontinued operations is show below (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue
Rental	$1,339	$1,665
Property operations	522	1,659

	817	6
Expenses
Interest	(392)	(633)
General and administration	(5)	25
Depreciation	(95)	(268)

	(492)	(876)

Net income (loss) from discontinued operations before gains on sale of real estate	325	(870)
Gain on sale of discontinued operations	-	532
Net income fee to affiliate	-	-

Income (loss) from discontinued operations	325	(338)
Tax expense	(114)	118

Net income (loss) from discontinued operations	$211	$(220)

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans.

Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at extending a portion of our current maturity obligations and selling assets as necessary to meet current obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,		Variance
	2010	2009

Net cash provided by (used in) operating activities	$177	$(8,249)	$8,426
Net cash provided by (used in) investing activities	$(5,986)	$1,381	$(7,367)
Net cash provided by financing activities	$1,512	$3,035	$(1,523)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The overall increase in cash provided by operating activities is related to the receipt of $6.8 million in the current period, related to the December 2009 apartment complex sale.

Our cash from investing activities decreased $7.4 million as compared to the prior period. The decrease in proceeds is primarily attributable to the decrease in sales of land in the current period, an increase in the acquisition of land due to the acquisition of Furniture Row land and a decrease in proceeds from notes receivable, in comparison to the prior period. In the prior period, two notes receivables totaling $4.0 million were paid in full. In the current period, we used less cash on the construction and development of new properties.

Our cash provided by financing activities for the period ended March 31, 2010, consists of proceeds from construction draws for apartments and other developments in progress and a new loan for the acquisition of land. This was offset by payments on recurring debt obligations and maturing notes payable. For the same period ended 2009, the primary use of cash was to pay off the debt on the mortgages for the land sold, and the primary source of cash was from proceeds on notes payable to acquire properties and proceeds on construction draws.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on our business, assets or results of operations.

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first three months of 2010, and a loss in 2009; therefore, it recorded no provision for income taxes.

At March 31, 2010, TCI had a net deferred tax asset of $76.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2010, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$370,410	5.68%	$3,704

Total decrease in TCI’s annual net income			3,704

Per share			$0.46

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of Transcontinental Realty Investors, Inc.’s stock were repurchased. The following table sets forth a summary by month for the quarter ended March 31, 2010 of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Balance at December 31, 2009			1,286,212	122,788
January 31, 2010	-	-	1,286,212	122,788
February 28, 2010	-	-	1,286,212	122,788
March 31, 2010	-	-	1,286,212	122,788

Total	-

(1)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc., and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 17, 2010	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2010

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith