Form 10-Q
period 2010-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2010-08-16
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,469
(Class)	(Outstanding at August 1, 2010)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,470,661	$1,520,043
Real estate held for sale at cost, net of depreciation ($1,252 and $1,252 for 2010 and 2009)	5,147	5,147
Real estate subject to sales contracts at cost, net of depreciation ($19,236 for 2010 and $13,985 for 2009)	72,609	59,048
Less accumulated depreciation	(145,214)	(137,054)

Total real estate	1,403,203	1,447,184
Notes and interest receivable

Performing (including $38,581 in 2010 and $39,703 in 2009 from affiliates and related parties)	47,030	48,051

Less allowance for estimated losses	(2,804)	(2,804)

Total notes and interest receivable	44,226	45,247
Cash and cash equivalents	4,363	5,665
Investments in unconsolidated subsidiaries and investees	8,938	9,358
Other assets	88,381	100,833

Total assets	$1,549,111	$1,608,287

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$1,090,165	$1,121,737
Notes related to assets held-for-sale	4,969	5,002
Notes related to subject to sales contracts	71,286	61,886
Affiliate payables	49,270	50,163
Deferred revenue (from sales to related parties)	64,277	60,678
Accounts payable and other liabilities (including $955 in 2010 and $163 in 2009 from affiliates and related parties)	54,860	63,405

	1,334,827	1,362,871

Commitments and contingencies:
Shareholders’ equity:

Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2010 and 2009 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2010 and 2009 respectively	1	1

Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 8,113,669 for 2010 and 2009	81	81
Paid-in capital	261,588	262,118
Retained earnings	(65,385)	(34,718)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	196,285	227,482
Non-controlling interest	17,999	17,934

Total equity	214,284	245,416

Total liabilities and equity	$1,549,111	$1,608,287

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $908 and $845 for the three months and $1,766 and $1,684 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	$34,951	$36,769	$71,680	$72,565

Expenses:
Property operating expenses (including $429 and $481 for the three months and $884 and $963 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	20,994	18,367	41,089	40,799
Depreciation and amortization	7,421	7,249	14,348	14,311
General and administrative (including $786 and $879 for the three months and $1,677 and $1,824 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	1,816	1,918	3,652	3,579
Provision on impairment of notes receivable and real estate assets	—	28,196	—	28,575
Advisory fee to affiliate	2,962	2,943	6,058	5,801

Total operating expenses	33,193	58,673	65,147	93,065

Operating income (loss)	1,758	(21,904)	6,533	(20,500)

Other income (expense):
Interest income (including $605 and $214 for the three months and $1,295 and $424 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	832	731	1,691	1,367
Other income	249	180	914	3,285
Mortgage and loan interest (including $883 and $750 for the three months and $1,721 and $835 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	(17,771)	(17,847)	(34,434)	(33,854)
Earnings from unconsolidated subsidiaries and investees	(193)	(300)	(253)	(300)
Litigation settlement	—	(14)	—	744

Total other expenses	(16,883)	(17,250)	(32,082)	(28,758)

Loss before gain on land sales, non-controlling interest, and tax	(15,125)	(39,154)	(25,549)	(49,258)
Gain (loss) on land sales	(5,640)	6,548	(5,634)	6,296

Loss from continuing operations before tax	(20,765)	(32,606)	(31,183)	(42,962)

Income tax benefit (expense)	92	199	268	(94)

Net loss from continuing operations	(20,673)	(32,407)	(30,915)	(43,056)

Discontinued operations:

Income (loss) from discontinued operations	402	569	767	(301)
Gain (loss) on sale of real estate from discontinued operations	(139)	—	(139)	532
Income tax expense from discontinued operations	(92)	(199)	(220)	(81)

Net income from discontinued operations	171	370	408	150

Net loss	(20,502)	(32,037)	(30,507)	(42,906)

Net (income) loss attributable to non-controlling interest	113	88	(160)	198

Net loss attributable to Transcontinental Realty Investors, Inc.	(20,389)	(31,949)	(30,667)	(42,708)

Preferred dividend requirement	(264)	(252)	(527)	(502)

Net loss applicable to common shares	$(20,653)	$(32,201)	$(31,194)	$(43,210)

Earnings per share - basic
Loss from continuing operations	$(2.57)	$(4.01)	$(3.89)	$(5.34)
Discontinued operations	0.02	0.05	0.05	0.02

Net loss applicable to common shares	$(2.55)	$(3.96)	$(3.84)	$(5.32)

Earnings per share - diluted
Loss from continuing operations	$(2.57)	$(4.01)	$(3.89)	$(5.34)
Discontinued operations	0.02	0.05	0.05	0.02

Net loss applicable to common shares	$(2.55)	$(3.96)	$(3.84)	$(5.32)

Weighted average common share used in computing earnings per share	8,113,669	8,113,669	8,113,669	8,113,669
Weighted average common share used in computing diluted earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(20,560)	$(32,319)	$(31,075)	$(42,858)
Income from discontinued operations	171	370	408	150

Net loss	$(20,389)	$(31,949)	$(30,667)	$(42,708)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2009	$245,416	$(82,148)	$1	8,113,669	$81	$-	$262,118	$(34,718)	$-	$17,934
Series C preferred stock dividends (7.0% per year)	(105)	-	-	-	-	-	(105)	-	-	-
Series D preferred stock dividends (8.5% per year)	(422)	-	-	-	-	-	(422)	-	-	-
Net income (loss)	(30,507)	(30,507)	-	-	-	-	-	(30,667)	-	160
Changes in controlling interest	(3)	-	-	-	-	-	(3)	-	-	-
Changes in non-controlling interest	(95)	-	-	-	-	-	-	-	-	(95)

Balance, June 30, 2010	$214,284	$(112,655)	$1	8,113,669	$81	$-	$261,588	$(65,385)	$-	$17,999

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Net loss	$(30,507)	$(42,906)
Other comprehensive income (loss)
Unrealized loss on investment securities	-	(2,575)

Total other comprehensive loss	-	(2,575)

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	(30,507)	(45,481)
Comprehensive (income) loss attributable to non-controlling interest	(160)	198

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(30,667)	$(45,283)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(31,194)	$(43,210)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	5,634	(6,296)
(Gain) loss on sale of income producing properties	139	(532)
Depreciation and amortization	14,491	14,780
Provision on impairment of notes receivable and real estate assets	-	28,575
Amortization of deferred borrowing costs	1,074	1,897
Changes in non-controlling interest	65	-
Earnings from unconsolidated subsidiaries and investees	112	147
(Increase) decrease in assets:
Accrued interest receivable	(128)	(27)
Other assets	7,333	(4,714)
Prepaid expense	52	513
Escrow	8,664	12,186
Earnest money	315	(2,614)
Rent receivables	(2,356)	(4,624)
Increase (decrease) in liabilities:
Accrued interest payable	624	48
Cash invested with Advisor	(893)	1,027
Other liabilities	(8,836)	(11,731)

Net cash used in operating activities	(4,904)	(14,575)

Cash Flow From Investing Activities:

Proceeds from notes receivables ($1,438 in 2010, $3,077 in 2009 from affiliates)	1,438	5,072
Acquisition of land held for development	(2,259)	(650)
Proceeds from sale of income producing properties	30,043	4,000
Proceeds from sale of land	12,325	12,431
Investment in unconsolidated real estate entities	308	207
Improvement of land held for development	(1,319)	(2,578)
Improvement of income producing properties	(1,185)	(975)
Investment in marketable equity securities	-	2,775
Acquisition of non-controlling interest	-	(198)
Construction and development of new properties	(10,294)	(19,646)

Net cash provided by investing activities	29,057	438

Cash Flow From Financing Activities:

Proceeds from notes payable	93,753	24,526
Recurring amortization of principal on notes payable	(5,974)	(8,603)
Payments on maturing notes payable	(74,375)	(8,375)
Debt assumption by buyer	(36,232)	(956)
Deferred financing costs	(2,627)	2,302

Net cash provided by (used in) financing activities	(25,455)	8,894

Net decrease in cash and cash equivalents	(1,302)	(5,243)
Cash and cash equivalents, beginning of period	5,665	5,983

Cash and cash equivalents, end of period	$4,363	$740

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,240	$34,970
Cash paid for income taxes, net of refunds	$(48)	$1,110

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Notes receivable received from affiliate	$-	$2,341

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “we”, “us”, “our”, “the Company” or “TCI” refer to Transcontinental Realty Investors, Inc., a Nevada corporation. TCI is the successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. Effective March 31, 2003, TCI’s financial results were consolidated in American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.

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

Properties

We own or had interests in a total property portfolio of 82 income producing properties as of June 30, 2010. The properties consisted of:

•	27 commercial buildings totaling 5.0 million leasable square feet, consisting of 18 office buildings, six industrial properties, and three retail properties;

•	55 apartment communities totaling 10,918 units; excluding apartments being developed; and

•	6,828 acres of developed and undeveloped land.

We are involved in the construction of three apartment complexes as of June 30, 2010. In addition, we invest in several tracts of land and are at several stages of predevelopment on many of these properties. We partner with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while we take a limited partner (and majority) interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investments in ARL and Garden Centura, L.P. are accounted for under the equity method.

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

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt. We capitalize interest, real estate taxes and certain operating expenses until building construction is substantially complete and the building is ready for its intended use.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2010 are listed below:

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million. This land was purchased for the development of Blue Ridge apartments, a 290-unit apartment complex. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. In addition, we paid $0.1 million in commissions and closing costs. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011.

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas for a sales price of $1.6 million. The existing loan of $1.4 million, secured by the property, was paid off at close. We recorded a loss on sale of $0.4 million on the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee for $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property.

On April 23, 2010, we sold the Longfellow Arms apartments, a 216-unit complex located in Longview, Texas for $20.0 million. We received $6.1 million in cash and the buyer assumed the existing mortgage of $14.4 million, secured by the property. The property was sold to a related party; therefore the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold 16.79 acres of land known as Ewing 8 land located in Addison, Texas for a sales price of $16.0 million. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss on sale of $5.3 million on the land parcel.

On May 18, 2010, we sold Eton Square, a 225,566 square foot office and retail center located in Tulsa, Oklahoma for $13.7 million. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2% and is payable at maturity. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. Therefore, per the deposit method, the sale will not be recorded and the asset and debt will continue to remain on the books.

We continued to invest in the development of apartment projects. For the six months ended June 30, 2010, we have expended $10.3 million on the construction of various apartment complexes and capitalized $0.8 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Our receivables as of June 30, 2010 are listed below (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, L.P.	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,252	Industrial building, Arlington, TX
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,523	Retail building, Cary, NC
Garden Centura, L.P. (1)	N/A	7.00%	2,390	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	1,401	Various secured interest
Miscellaneous related party notes (1)	Various	Various	2,593	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	10/08	18.00%	2,407	33 acres of undeveloped land, Austin, TX
United Housing Foundation, Inc. (Cliffs of El Dorado) (1)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station) (1)	12/13	12.00%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon) (1)	12/13	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch) (1)	12/13	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing) (1)	12/13	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge) (1)	12/13	12.00%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell) (1)	12/13	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli) (1)	12/13	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,722

Total Performing			$47,030
Allowance for estimated losses			(2,804)

Total			$44,226

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

Investments accounted for via the equity method consists of the following:

		Percentage ownership as of
		June 30, 2010	June 30, 2009
American Realty Investors, Inc.	(1)	2%	3%
Income Opportunity Realty Investors, Inc.	(2)	0%	25%
Garden Centura, L.P.	(3)	5%	5%

(1)	Unconsolidated subsidiary

(2)	Consolidated subsidiary as of 7/09

(3)	Other investee

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P. in the amount of 2% and 5%, respectively are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than for the unconsolidated subsidiary, as of the quarter ended June 30, 2010 and 2009 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees for the six months ended June 30, 2010 and 2009 (dollars in thousands):

For the six months ended June 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$243,655	$75,880	$319,535
Notes Receivable	41,564	—	41,564
Other assets	165,274	5,709	170,983
Notes payable	(230,991)	(48,231)	(279,222)
Other liabilities	(117,736)	(1,984)	(119,720)
Shareholders equity/partners capital	(101,766)	(31,374)	(133,140)

Rents and interest and other income	$17,041	$4,078	$21,119
Depreciation	(1,194)	(1,556)	(2,750)
Operating expenses	(15,175)	(1,966)	(17,141)
Gain on land sales	1,519	—	1,519
Interest expense	(8,546)	(1,805)	(10,351)

Loss from continuing operations	(6,355)	(1,249)	(7,604)
Income from discontinued operations	5,821	—	5,821

Net loss	$(534)	$(1,249)	$(1,783)

Companys proportionate share of earnings	$(13)	$(62)	$(75)

For the six months ended June 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$269,534	$78,385	$347,919
Notes receivable	79,264	—	79,264
Other assets	222,185	6,212	228,397
Notes payable	(270,094)	(49,685)	(319,779)
Other liabilities	(116,531)	(2,015)	(118,546)
Shareholders equity/partners capital	(184,358)	(32,897)	(217,255)

Rents and interest and other income	$21,445	$4,994	$26,439
Depreciation	(1,322)	(1,557)	(2,879)
Operating expenses	(15,816)	(1,961)	(17,777)
Gain on land sales	1,912	—	1,912
Interest expense	(10,156)	(1,666)	(11,822)

Loss from continuing operations	(3,937)	(190)	(4,127)
Income from discontinued operations	3,817	—	3,817

Net loss	$(120)	$(190)	$(310)

Companys proportionate share of earnings	$(172)	$(10)	$(182)

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution during the three months ended March 31, 2009.

NOTE 6. NOTES PAYABLE

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million, we financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender, and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments. The loan accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On March 30, 2010, we refinanced the existing mortgage on Blue Lake Villas apartments, a 186-unit complex located in Waxahachie, Texas, for a new mortgage of $10.7 million. We paid off the existing mortgage of $10.3 million and $0.5 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on April 1, 2050.

On March 30, 2010, we refinanced the existing mortgage on Spyglass of Mansfield apartments, a 256-unit complex located in Mansfield, Texas, for a new mortgage of $15.8 million. We paid off the existing mortgage of $15.5 million and $0.4 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 37-year amortization schedule, maturing on April 1, 2047.

On March 30, 2010, we refinanced the existing mortgage on Falcon Lakes apartments, a 248-unit complex located in Arlington, Texas, for a new mortgage of $13.7 million. We paid off the existing mortgage of $13.1 million and $0.7 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 36-year amortization schedule, maturing on April 1, 2046.

On May 13, 2010, a construction loan with a commercial lender in the amount of $17.0 million was taken out to fund the development of the Toulon apartments. The loan accrues interest at 5.37%, payable monthly as interest only, until December 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On May 21, 2010, we refinanced the existing mortgage on Desoto Ranch apartments, a 248-unit complex located in Desoto, Texas, for a new mortgage of $16.3 million. We paid off the existing mortgage of $15.7 million and $0.8 million in closing costs. The note accrues interest at 4.79% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2050.

On May 27, 2010, we refinanced the existing mortgage on Vistas at Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19.1 million. We paid off the existing mortgage of $18.3 million and $1.0 million in closing costs. The note accrues interest at 4.86% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2050.

On May 28, 2010, a loan with a commercial lender in the amount of $3.3 million was taken out to fund real estate property taxes. The loan accrues interest at 12.5%, payable monthly as interest only, until July 1, 2012. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on June 1, 2020.

In conjunction with the development of various apartment projects and other developments, we drew down $12.6 million in construction loans during the six months ended June 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2010 (dollars in thousands):

Balance, December 31, 2009	$(50,163)
Cash transfers	24,605
Cash repayments	(20,149)
Fees and commissions payable to affiliates	(10,408)
Advances due to financing proceeds	1,526
Notes receivable with affiliate	123
Payables through Prime	5,196

Balance, June 30, 2010	$(49,270)

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2010 and 2009, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$14,046	$20,824	$92	$(11)	$34,951
Operating expenses	8,065	11,759	1,163	7	20,994
Depreciation and amortization	2,966	4,455	-	-	7,421
Mortgage and loan interest	4,356	10,042	2,443	930	17,771
Interest income	-	-	-	832	832
Loss on land sales	-	-	(5,640)	-	(5,640)

Segment operating loss	$(1,341)	$(5,432)	$(9,154)	$(116)	$(16,043)

Capital expenditures	333	-	-	-	333
Assets	317,074	701,924	379,058	-	1,398,056

Property Sales
Sales price	$5,970	$25,092	$17,660	$-	$48,722
Cost of sale	6,184	21,418	23,300	-	50,902
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$(214)	$75	$(5,640)	$-	$(5,779)

	Commercial Properties	Apartments	Land	Other	Total
For the Three Months Ended June 30, 2009
Operating revenue	$14,812	$21,871	$86	$-	$36,769
Operating expenses	7,617	10,461	439	(150)	18,367
Depreciation and amortization	3,042	4,207	-	-	7,249
Mortgage and loan interest	3,898	9,570	3,726	653	17,847
Interest income	-	-	-	731	731
Gain on land sales	-	-	6,548	-	6,548

Segment operating income (loss)	$255	$(2,367)	$2,469	$228	$585

Capital expenditures	424	39	-	-	463
Assets	327,499	694,968	383,316	-	1,405,783

Property Sales
Sales price	$-	$-	$11,921	$-	$11,921
Cost of sale	-	-	5,373	-	5,373
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$6,548	$-	$6,548

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended June 30,
	2010	2009
Segment operating income (loss)	$(16,043)	$585
Other non-segment items of income (expense)
General and administrative	(1,816)	(1,918)
Advisory fees	(2,962)	(2,943)
Litigation settlement	-	(14)
Provision on impairment of notes receivable and real estate assets	-	(28,196)
Other income	249	180
Equity in earnings of investees	(193)	(300)
Deferred tax benefit	92	199

Loss from continuing operations	$(20,673)	$(32,407)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended June 30,
	2010	2009
Segment assets	$1,398,056	$1,405,783
Investments in real estate partnerships	8,938	23,158
Other assets	136,970	119,781
Assets held for sale	5,147	41,974

Total assets	$1,549,111	$1,590,696

For the Six Months Ended June 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$28,567	$42,983	$160	$(30)	$71,680
Operating expenses	16,091	23,206	1,735	57	41,089
Depreciation and amortization	5,944	8,404	-	-	14,348
Mortgage and loan interest	8,617	18,744	5,077	1,996	34,434
Interest income	-	-	-	1,691	1,691
Loss on land sales	-	-	(5,634)	-	(5,634)

Segment operating loss	$(2,085)	$(7,371)	$(12,286)	$(392)	$(22,134)

Capital expenditures	813	260	121	-	1,194
Assets	317,074	701,924	379,058	-	1,398,056

Property Sales
Sales price	$5,970	$25,092	$17,669	$-	$48,731
Cost of sale	6,184	21,418	23,303	-	50,905
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$(214)	$75	$(5,634)	$-	$(5,773)

For the Six Months Ended June 30, 2009	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$30,058	$43,257	$231	$(981)	$72,565
Operating expenses	15,647	24,334	875	(57)	40,799
Depreciation and amortization	6,041	8,270	-	-	14,311
Mortgage and loan interest	7,858	17,838	6,798	1,360	33,854
Interest income	-	-	-	1,367	1,367
Gain on land sales	-	-	6,296	-	6,296

Segment operating income (loss)	$512	$(7,185)	$(1,146)	$(917)	$(8,736)

Capital expenditures	932	39	45	-	1,016
Assets	327,499	694,968	383,316	-	1,405,783

Property Sales
Sales price	$-	$-	$19,505	$-	$19,505
Cost of sale	-	-	13,209	-	13,209
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	532	-	-	-	532

Gain on sale	$532	$-	$6,296	$-	$6,828

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended June 30,
	2010	2009
Segment operating loss	$(22,134)	$(8,736)
Other non-segment items of income (expense)
General and administrative	(3,652)	(3,579)
Advisory fees	(6,058)	(5,801)
Litigation settlement	-	744
Provision on impairment of notes receivable and real estate assets	-	(28,575)
Other income	914	3,285
Equity in earnings of investees	(253)	(300)
Deferred tax benefit (expense)	268	(94)

Loss from continuing operations	$(30,915)	$(43,056)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Six Months Ended June 30,
	2010	2009
Segment assets	$1,398,056	$1,405,783
Investments in real estate partnerships	8,938	23,158
Other assets	136,970	119,781
Assets held for sale	5,147	41,974

Total assets	$1,549,111	$1,590,696

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2010. Included in discontinued operations are a total of three and seven properties for 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and sold two apartment complexes (Foxwood and Longfellow Arms). In 2009, we sold one apartment complex (Bridges on Kinsey), and three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center). In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Rental	$680	$1,715	$2,293	$3,366
Property operations	343	402	951	2,061

	337	1,313	1,342	1,305
Expenses
Other income	-	-	-	13
Interest	(51)	(644)	(554)	(1,277)
General and administrative	(4)	(7)	(10)	18
Depreciation	(23)	(246)	(152)	(513)

	(78)	(897)	(716)	(1,759)

Net income (loss) from discontinued operations before gains on sale of real estate	259	416	626	(454)
Gain (loss) on sale of discontinued operations	(139)	-	(139)	532
Equity in earnings of investees	143	153	141	153

Income from discontinued operations	263	569	628	231
Tax expense	(92)	(199)	(220)	(81)

Net income from discontinued operations	$171	$370	$408	$150

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

NOTE 11. SUBSEQUENT EVENTS

There were no transactions subsequent to the period ending June 30, 2010.

NOTE 12. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of June 30, 2010, we have 10,000 shares of stock options outstanding. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of June 30, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months ended June 30, 2010, we acquired $2.2 million and sold for a sales price of $48.7 million of land and income producing properties. As of June 30, 2010, we owned 10,918 units in 55 residential apartment communities and 27 commercial properties of approximately 5.0 million rentable square feet. In addition, we own 6,828 acres of land held for development and have three apartment complexes currently in development.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investments in ARL and Garden Centura, L.P. are accounted for under the equity method.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

The following discussion is based on our Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2010 and 2009, we owned or had interests in a portfolio of 82 and 85 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of June 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2010 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	June 30,
	2010	2009
Continuing operations	81	79
Properties held for sale	1	1
Sales subsequent to period end	-	5

Total property portfolio	82	85

Comparison of the three months ended June 30, 2010 to the same period ended 2009

For the three months ended June 30, 2010, we reported a net loss applicable to common shares of ($20.7 million) or ($2.55) per diluted earnings per share, as compared to a net loss applicable to common shares of ($32.2) million or ($3.96) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $35.0 million for the three months ended June 30, 2010. This represents a decrease of $1.8 million, as compared to the prior period revenues of $36.8 million. The change, by segment, is a decrease in the apartment portfolio of $1.0 million and a decrease in the commercial portfolio of $0.8 million. Within the apartment portfolio, the developed apartments had an increase of $1.0 million and the properties damaged in Galveston, Texas by Hurricane Ike and same store properties decreased by $2.0 million. Within the commercial portfolio, the same property portfolio decreased by $0.8 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $21.0 million for the three months ended June 30, 2010. This represents an increase of $2.6 million, as compared to the prior period operating expenses of $18.4 million. This change, by segment, is an increase in the apartment portfolio of $1.3 million, an increase in the commercial portfolio of $0.4 million, an increase in the land portfolio of $0.7 million and an increase in the other portfolio of $0.2 million. The developed apartments increased expenses by $0.3 million and the same properties increased by $1.0 million. Within the same properties there was an increase of $1.9 million related to those damaged in Galveston, Texas by Hurricane Ike that offset the prior quarter’s expense for the same amount and a decrease of $0.9 million due to a decrease in overall costs and additional repairs and maintenance. The increase within the land and other portfolios was primarily due to an adjustment to correct over accrual of 2008 real estate property taxes recorded in the prior period, resulting in lower operating expenses. In the current period, we incurred additional real estate tax penalties and interest that we did not incur in the prior period.

Other income (expense)

Provision on impairment of notes receivable, investments in real estate partnerships, and real estate assets decreased by $28.2 million, as compared to prior period. There were no impairment reserves taken in the current period. Impairment in the prior period was recorded as an additional loss of $1.8 million in the commercial portfolio, $17.6 million in land we currently hold and $8.8 million in land that was sold for a loss in subsequent periods.

Loss on land sales was ($5.6) million for the three months ended June 30, 2010. This represents a decrease of $12.1 million as compared to the prior period gain of $6.5 million. The decrease was due to recording a loss of $5.2 million on the sale of 16.79 acres of land known as Ewing 8 land and a loss of $0.4 million on the sale of 6.77 acres of land known as McKinney Corners II land in the current period. In the prior period, we sold 3.02 acres of land known as West End land for a gain $4.9 million. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million.

Included in discontinued operations are a total of three and seven properties for 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and sold two apartment complexes (Foxwood and Longfellow Arms). In 2009, we sold one apartment complex (Bridges on Kinsey), and three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Revenue
Rental	$680	$1,715
Property operations	343	402

	337	1,313
Expenses
Interest	(51)	(644)
General and administrative	(4)	(7)
Depreciation	(23)	(246)

	(78)	(897)

Net income from discontinued operations before gains on sale of real estate	259	416
Loss on sale of discontinued operations	(139)	-
Equity in earnings of investees	143	153

Income from discontinued operations	263	569
Tax expense	(92)	(199)

Net income from discontinued operations	$171	$370

Comparison of the six months ended June 30, 2010 to the same period ended 2009

For the six months ended June 30, 2010, we reported a net loss applicable to common shares of ($31.2 million) or ($3.84) per diluted earnings per share, as compared to a net loss applicable to common shares of ($43.2) million or ($5.32) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $71.7 million for the six months ended June 30, 2010. This represents a decrease of $0.9 million, as compared to the prior period revenues of $72.6 million. The change, by segment, is a decrease in the apartment portfolio of $0.3 million, a decrease in the commercial portfolio of $1.5 million, offset by an increase in the land and other portfolios of $0.9 million. Within the commercial portfolio, the same property portfolio decreased by $1.5 million. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $41.1 million for the six months ended June 30, 2010. This represents an increase of $0.3 million, as compared to the prior period operating expenses of $40.8 million. This change, by segment, is a decrease in the apartment portfolio of $1.1 million, offset by increases in the commercial portfolio of $0.4 million, the land portfolio of $0.9 million, and the other portfolio of $0.1 million. Within the apartment portfolio, the same apartment properties decreased $1.9 million due to decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $0.8 million. Within the commercial portfolio, there was an increase in the same properties portfolio of $0.4 million. The increase within the land and other portfolios was primarily due to an adjustment to correct over accrual of 2008 real estate property taxes recorded in the prior period, resulting in lower operating expenses. In the current period, we incurred additional real estate tax penalties and interest that we did not incur in the prior period.

Other income (expense)

Other income was $0.9 million for the six months ended June 30, 2010, as compared to $3.3 million in the prior period. This represents a decrease of $2.4 million, which is primarily due to $2.3 million of gain recorded, in the prior period, on the disposition of our investment in the Korean REIT.

Provision on impairment of notes receivable, investments in real estate partnerships, and real estate assets decreased by $28.6 million as compared to prior period. There were no impairment reserves taken in the current period. Impairment in the prior period was recorded as an additional loss of $1.8 million in the commercial portfolio, $18.0 million in land we currently hold and $8.8 million in land that was sold for a loss in subsequent periods.

Loss on land sales was ($5.6) million for the six months ended June 30, 2010. This represents a decrease of $11.9 million as compared to the prior period gain of $6.3 million. The decrease was due to recording a loss of $5.2 million on the sale of 16.79 acres of land known as Ewing 8 land and a loss of $0.4 million on the sale of 6.77 acres of land known as McKinney Corners II land in the current period. In the prior period, we sold 3.02 acres of land known as West End land for a gain $4.7 million. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million.

Included in discontinued operations are a total of three and seven properties for 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and sold two apartment complexes (Foxwood and Longfellow Arms). In 2009, we sold one apartment complex (Bridges on Kinsey), and three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center). In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Revenue
Rental	$2,293	$3,366
Property operations	951	2,061

	1,342	1,305
Expenses
Other income	-	13
Interest	(554)	(1,277)
General and administrative	(10)	18
Depreciation	(152)	(513)

	(716)	(1,759)

Net income (loss) from discontinued operations before gains on sale of real estate	626	(454)
Gain (loss) on sale of discontinued operations	(139)	532
Equity in earnings of investees	141	153

Income from discontinued operations	628	231
Tax expense	(220)	(81)

Net income from discontinued operations	$408	$150

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,		Variance
	2010	2009

Net cash used in operating activities	$(4,904)	$(14,575)	$9,671
Net cash provided by investing activities	$29,057	$438	$28,619
Net cash provided by (used in) financing activities	$(25,455)	$8,894	$(34,349)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall increase in cash provided by operating activities is related to the receipt of $6.8 million in the current period, related to the December 2009 apartment complex sale.

Our cash from investing activities increased $28.6 million as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period and less cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

Our cash used in financing activities consists of payments on recurring debt obligations and maturing notes payable, offset by proceeds from refinancing current mortgages. There was an increase in cash used in financing activities due to payoff or assumption of debt related to the sale of income producing properties and land in the current period.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first six months of 2010, and a loss in 2009; therefore, it recorded no provision for income taxes.

At June 30, 2010, TCI had a net deferred tax asset of $90.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2010, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$344,737	5.46%	$3,447

Total decrease in TCI’s annual net income			3,447

Per share			$0.425

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of Transcontinental Realty Investors, Inc.’s stock were repurchased. The following table sets forth a summary by month for the quarter ended June 30, 2010 of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Balance at March 31, 2010			1,286,212	122,788
April 30, 2010	-	-	1,286,212	122,788
May 31, 2010	-	-	1,286,212	122,788
June 30, 2010	-	-	1,286,212	122,788

Total	-

(1)	On June 23, 2000, the TCI Board of Directors approved a share repurchase program for up to 1,409,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc., and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 16, 2010	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2010

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