Form 10-Q
period 2010-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2010-11-12
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,113,469
(Class)	(Outstanding at November 1, 2010)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,424,078	$1,520,043
Real estate held for sale at cost, net of depreciation ($3,503 and $1,252 for 2010 and 2009)	16,251	5,147
Real estate subject to sales contracts at cost, net of depreciation ($10,049 for 2010 and $13,985 for 2009)	23,985	59,048
Less accumulated depreciation	(141,812)	(137,054)

Total real estate	1,322,502	1,447,184
Notes and interest receivable

Performing (including $62,694 in 2010 and $41,529 in 2009 from affiliates and related parties)	69,579	48,051

Less allowance for estimated losses	(2,804)	(2,804)

Total notes and interest receivable	66,775	45,247
Cash and cash equivalents	5,037	5,665
Investments in unconsolidated subsidiaries and investees	8,745	9,358
Other assets	88,051	100,833

Total assets	$1,491,110	$1,608,287

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$1,055,811	$1,121,737
Notes related to assets held-for-sale	15,036	5,002
Notes related to subject to sales contracts	18,754	61,886
Affiliate payables	48,108	50,163
Deferred revenue (from sales to related parties)	89,129	60,678
Accounts payable and other liabilities (including $1,310 in 2010 and $163 in 2009 from affiliates and related parties)	59,375	63,405

	1,286,213	1,362,871

Shareholders’ equity:

Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2010 and 2009 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2010 and 2009 respectively	1	1

Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,113,669 and outstanding 8,113,469 and 8,113,669 for 2010 and 2009	81	81
Treasury stock at cost; 200 and 0 shares in 2010 and 2009	(2)	-
Paid-in capital	261,321	262,118
Retained earnings	(74,340)	(34,718)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	187,061	227,482
Non-controlling interest	17,836	17,934

Total equity	204,897	245,416

Total liabilities and equity	$1,491,110	$1,608,287

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $873 and $902 for the three months and $2,576 and $2,576 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	$33,070	$33,643	$101,773	$100,581

Expenses:
Property operating expenses (including $426 and $429 for the three months and $1,290 and $1,391 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	19,288	19,617	58,663	56,825
Depreciation and amortization	6,996	6,381	20,842	19,309
General and administrative (including $471 and $1,196 for the three months and $2,148 and $3,019 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	1,346	2,564	4,976	7,014
Provision on impairment of notes receivable and real estate assets	-	-	-	28,575
Advisory fee to affiliate	3,054	3,073	9,112	8,874

Total operating expenses	30,684	31,635	93,593	120,597

Operating income (loss)	2,386	2,008	8,180	(20,016)

Other income (expense):
Interest income (including $497 and $364 for the three months and $1,792 and $739 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	669	582	2,360	1,949
Other income	640	295	1,554	3,579
Mortgage and loan interest (including $698 and $772 for the three months and $2,419 and $2,174 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	(15,262)	(16,717)	(48,376)	(47,999)
Earnings from unconsolidated subsidiaries and investees	(70)	(53)	(323)	(353)
Litigation settlement	-	(64)	-	681

Total other expenses	(14,023)	(15,957)	(44,785)	(42,143)

Loss before gain on land sales, non-controlling interest, and tax	(11,637)	(13,949)	(36,605)	(62,159)
Gain (loss) on land sales	(371)	-	(6,005)	6,296

Loss from continuing operations before tax	(12,008)	(13,949)	(42,610)	(55,863)

Income tax benefit	1,006	951	1,071	490

Net loss from continuing operations	(11,002)	(12,998)	(41,539)	(55,373)

Discontinued operations:
Loss from discontinued operations	(1,018)	(309)	(832)	(1,658)
Gain on sale of real estate from discontinued operations	3,893	3,027	3,754	3,559
Income tax expense from discontinued operations	(1,006)	(951)	(1,023)	(665)

Net income from discontinued operations	1,869	1,767	1,899	1,236
Net loss	(9,133)	(11,231)	(39,640)	(54,137)
Net (income) loss attributable to non-controlling interest	178	(62)	18	136

Net loss attributable to Transcontinental Realty Investors, Inc.	(8,955)	(11,293)	(39,622)	(54,001)
Preferred dividend requirement	(269)	(254)	(797)	(756)

Net loss applicable to common shares	$(9,224)	$(11,547)	$(40,419)	$(54,757)

Earnings per share - basic
Loss from continuing operations	$(1.37)	$(1.64)	$(5.22)	$(6.90)
Discontinued operations	0.23	0.22	0.23	0.15
Net loss applicable to common shares	$(1.14)	$(1.42)	$(4.99)	$(6.75)

Earnings per share - diluted
Loss from continuing operations	$(1.37)	$(1.64)	$(5.22)	$(6.90)
Discontinued operations	0.23	0.22	0.23	0.15

Net loss applicable to common shares	$(1.14)	$(1.42)	$(4.99)	$(6.75)

Weighted average common share used in computing earnings per share	8,113,495	8,113,669	8,113,610	8,113,669
Weighted average common share used in computing diluted earnings per share	8,113,495	8,113,669	8,113,610	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(10,824)	$(13,060)	$(41,521)	$(55,237)
Income from discontinued operations	1,869	1,767	1,899	1,236

Net loss	$(8,955)	$(11,293)	$(39,622)	$(54,001)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2009	$245,416	$(82,148)	$1	8,113,669	$81	$-	$262,118	$ (34,718)	$-	$17,934
Series C preferred stock dividends (7.0% per year)	(159)	-	-	-	-	-	(159)	-	-	-
Series D preferred stock dividends (8.5% per year)	(638)	-	-	-	-	-	(638)	-	-	-
Net loss	(39,640)	(39,640)	-	-	-	-	-	(39,622)	-	(18)
Sale of controlling interest	22	-	-	-	-	-	-	-	-	22
Distributions to non-controlling interests	(7)	-	-	-	-	-	-	-	-	(7)
Adjustment to non-controlling interests for consolidation	(95)	-	-	-	-	-	-	-	-	(95)
Repurchase of treasury shares	(2)		-	-	-	(2)	-	-	-	-

Balance, September 30, 2010	$204,897	$(121,788)	$1	8,113,669	$81	$(2)	$261,321	$(74,340)	$-	$17,836

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Net loss	$(39,640)	$(54,137)
Other comprehensive income (loss)
Unrealized loss on investment securities	-	(2,575)

Total other comprehensive loss	-	(2,575)

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	(39,640)	(56,712)
Comprehensive loss attributable to non-controlling interest	18	136

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(39,622)	$(56,576)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(40,419)	$(54,757)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	6,005	(6,296)
Gain on sale of income producing properties	(3,754)	(3,559)
Depreciation and amortization	21,649	22,273
Provision on impairment of notes receivable and real estate assets	-	28,575
Amortization of deferred borrowing costs	1,577	2,892
Earnings due to non-controlling interest	(18)	-
Earnings from unconsolidated subsidiaries and investees	122	199
(Increase) decrease in assets:
Accrued interest receivable	(343)	208
Other assets	8,561	582
Prepaid expense	815	571
Escrow	5,537	9,804
Earnest money	900	(1,328)
Rent receivables	(1,726)	(7,054)
Increase (decrease) in liabilities:
Accrued interest payable	1,239	(3,340)
Affiliate payables	(2,055)	(26,644)
Other liabilities	(4,324)	(1,695)

Net cash used in operating activities	(6,234)	(39,569)

Cash Flow From Investing Activities:

Proceeds from notes receivable ($1,443 in 2010, $3,077 in 2009 from affiliates)	1,443	3,964
Originations of notes receivable ($21,859 in 2010, $0 in 2009 from affiliates)	(22,339)	-
Acquisition of land held for development	(4,937)	(5,946)
Proceeds from sale of income producing properties	146,131	8,000
Proceeds from sale of land	15,674	29,954
Investment in unconsolidated real estate entities	395	11,480
Improvement of land held for development	(1,820)	(2,426)
Improvement of income producing properties	(2,017)	(1,290)
Investment in marketable equity securities	-	2,775
Acquisition of non-controlling interest	-	(136)
Sales of controlling interest	22
Construction and development of new properties	(23,801)	(27,857)

Net cash provided by investing activities	108,751	18,518

Cash Flow From Financing Activities:

Proceeds from notes payable	122,248	38,653
Recurring amortization of principal on notes payable	(9,484)	(11,337)
Payments on maturing notes payable	(115,254)	(12,117)
Debt assumption by buyer	(97,772)	-
Deferred financing costs	(2,876)	1,852
Distributions to non-controlling interests	(7)	-

Net cash provided by (used in) financing activities	(103,145)	17,051

Net decrease in cash and cash equivalents	(628)	(4,000)
Cash and cash equivalents, beginning of period	5,665	5,983

Cash and cash equivalents, end of period	$5,037	$1,983

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,339	$57,383
Cash paid for income taxes, net of refunds	$(48)	$1,728

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Notes receivable received from affiliate	$21,859	$2,341
Note paydown from right to build sale	$-	$1,500
Acquisition of real estate to satisfy note receivable	$-	$(1,847)
Assigned ownership for debt transfer	$-	$(4,000)

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol (“NYSE: TCI”). Subsidiaries of American Realty Investors, Inc. own approximately 82.7% of the Company’s common stock (“NYSE: ARL”). Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Triad Realty Services, LP (“Triad”), an affiliate of Prime, manages the Company’s commercial properties. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC. TCI engages third-party companies to lease and manage its apartment properties. TCI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.

On July 17, 2009, the Company acquired from Syntek West, Inc. (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by the Company constituted approximately 60.4% of the issued and outstanding common stock of IOT. The Company has owned, for several years, an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, the Company owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange under the symbol (“AMEX: IOT”).

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

Properties

We own or had interests in a total property portfolio of 75 income producing properties as of September 30, 2010. The properties consisted of:

•	27 commercial buildings totaling 5.0 million leasable square feet, consisting of 18 office buildings, six industrial properties, and three retail properties;

•	48 apartment communities totaling 9,197 units; excluding apartments being developed; and

•	6,784 acres of developed and undeveloped land.

We are involved in the construction of five apartment complexes as of September 30, 2010. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. We partner with several third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt. We capitalize interest, real estate taxes and certain operating expenses until building construction is substantially complete and the building is ready for its intended use, but no later than one year from the cessation of major construction activity.

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

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2010 are listed below:

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

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property.

On April 23, 2010, we sold the Longfellow Arms apartments, a 216-unit complex located in Longview, Texas, to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $20.0 million. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss on sale of $5.3 million on the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, LP to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On July 30, 2010, we purchased 8.91 acres of Sonoma Court land located in Rockwall, Texas for $0.9 million. This land was purchased for the development of Sonoma Court apartments, a 124-unit apartment complex. We financed the transaction with a $0.9 million draw on a construction loan with a commercial lender.

On July 30, 2010, we sold 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas, to One Realco Land Holdings, Inc. and One Realco Corporation; both are related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property. We recorded a loss on sale of $1.2 million on the land parcel.

The Company had a 14.8% limited partner interest in a partnership that owned a 131-unit apartment complex known as Quail Oaks apartments, located in Balch Springs, Texas. The partnership was consolidated in accordance with ASC 810, whereby we determined that TCI was a primary beneficiary. On August 3, 2010 the partnership transferred ownership of the property to the existing lender and the result was a gain of $1.8 million.

On August 4, 2010, we sold 6.51 acres of land known as Hines Meridian land located in Irving, Texas for a sales price of $2.0 million. The buyer assumed the existing mortgage of $6.2 million, secured by the property. We received $0.4 million in cash, after paying in full the existing debt of $0.9 million and providing seller financing of $0.5 million. The note accrues interest at 8% and is payable at maturity on August 11, 2011. We recorded a gain on sale of $0.6 million on the land parcel.

On August 30, 2010, we sold the Mason Park apartments, a 312-unit complex located in Katy, Texas for a sales price of $22.9 million. We recorded a gain on sale of $0.3 million on the apartment sale.

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in South Cochran Corporation to Warren Road Farm, Inc., a related party under common control, for a sales price of $2.2 million. This entity owns a 220,461 square foot retail center known as Dunes Plaza located in Michigan City, Indiana. In addition, we sold a $1.0 million intercompany receivable. The buyer assumed the existing mortgage of $3.2 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 28, 2010, we sold the Baywalk apartments, a 192-unit complex located in Galveston, Texas for a sales price of $8.2 million. We recorded a gain on sale of $1.8 million on the apartment sale.

In December 2003, TCI sold four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. TCI sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, TCI remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated by TCI. These mortgages have since been refinanced and such refinancing does not include any obligations by TCI as guarantor. TCI recorded the sale as of September 30, 2010 and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, TCI will not record the gain on the sale until the properties are sold to a third party.

We continued to invest in the development of apartment projects. For the nine months ended September 30, 2010, we have expended $22.5 million on the construction of various apartment complexes and capitalized $1.3 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Our receivables as of September 30, 2010 are listed below (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, L.P.	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,252	Industrial building, Arlington, TX
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,523	Retail building, Cary, NC
Garden Centura, L.P. (1)	N/A	7.00%	2,633	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	1,523	Various secured interest
Miscellaneous related party notes (1)	Various	Various	2,947	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Pioneer Austin Development	10/08	18.00%	2,407	33 acres of undeveloped land, Austin, TX
United Housing Foundation, Inc. (Cliffs of El Dorado) (1)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	7,720	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	8,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	9,987	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			1,937

Total Performing			$69,579
Allowance for estimated losses			(2,804)

Total			$66,775

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

Investments in unconsolidated subsidiaries and other investees consist of the following:

	Percentage Ownership
	at September 30, 2010	at September 30, 2009
American Realty Investors, Inc.(1)	2%	2%
Garden Centura, L.P.(2)	5%	5%

(1)	Unconsolidated subsidiary

(2)	Other investees

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P. in the amount of 2% and 5%, respectively are accounted for under the equity method because we exercise significant influence over the operations and financial activities, but do not control these entities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

As of September 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$243,090	$75,240	$318,330
Notes receivable	45,032	-	45,032
Other assets	163,231	6,213	169,444
Notes payable	(231,901)	(48,366)	(280,267)
Other liabilities	(120,424)	(2,408)	(122,832)
Shareholders’ equity/partners capital	(99,028)	(30,679)	(129,707)

For the Nine Months Ended September 30, 2010
Revenue	$24,277	$5,992	$30,269
Depreciation	(1,933)	(2,324)	(4,257)
Operating expenses	(22,706)	(2,906)	(25,612)
Gain on land sales	1,519	-	1,519
Interest expense	(12,635)	(2,706)	(15,341)

Loss from continuing operations	(11,478)	(1,944)	(13,422)
Income from discontinued operations	8,206	-	8,206

Net loss	$(3,272)	$(1,944)	$(5,216)

Company’s proportionate share of loss	$(81)	$(97)	$(178)

As of September 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$230,018	$77,710	$307,728
Notes receivable	41,756	-	41,756
Other assets	179,196	6,391	185,587
Notes payable	(227,247)	(48,828)	(276,075)
Other liabilities	(111,676)	(2,107)	(113,783)
Shareholders’ equity/partners capital	(112,047)	(33,166)	(145,213)

For the Nine Months Ended September 30, 2009
Revenue	$29,264	$7,676	$36,940
Depreciation	(1,908)	(2,404)	(4,312)
Operating expenses	(26,758)	(2,897)	(29,655)
Gain on land sales	5,309	-	5,309
Interest expense	(12,885)	(2,296)	(15,181)

Income (loss) from continuing operations	(6,978)	79	(6,899)
Loss from discontinued operations	6,236	-	6,236

Net income (loss)	$(742)	$79	$(663)

Company’s proportionate share of income (loss)	$(18)	$4	$(14)

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution during the three months ended March 31, 2009.

NOTE 6. NOTES PAYABLE

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender, and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments, 290-unit complex. The note accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

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

On May 13, 2010, a construction loan with a commercial lender in the amount of $17.0 million was taken out to fund the development of the Toulon apartments, a 240-unit complex located in Gautier, Mississippi. The loan accrues interest at 5.37%, payable monthly as interest only, until December 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

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

On July 29, 2010, we refinanced the existing mortgage on Heather Creek apartments, a 200-unit complex located in Mesquite, Texas, for a new mortgage of $12.0 million. We paid down the existing debt of $11.5 million and $0.7 million in closing costs. The note accrues interest at 4.33% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on August 1, 2050.

On July 30, 2010, a construction loan with a commercial lender in the amount of $11.2 million was obtained to fund the development of the Sonoma Court apartments, a 124-unit complex located in Rockwall, Texas. The loan accrues interest at 5.35%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On September 14, 2010, a construction loan with a commercial lender in the amount of $16.5 million was obtained to fund the development of the Lodge at Pecan Creek apartments, a 192-unit complex located in Denton, Texas. The loan accrues interest at 5.05%, payable monthly as interest only, until March 1, 2012. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

In conjunction with the development of various apartment projects and other developments, we drew down $27.6 million in construction loans during the nine months ended September 30, 2010.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2010 (dollars in thousands):

Balance, December 31, 2009	$(50,163)
Cash transfers	34,867
Cash repayments	(28,265)
Fees and commissions payable to affiliates	(15,857)
Advances due to financing proceeds	1,702
Notes receivable with affiliate	183
Payables through Prime	9,425

Balance, September 30, 2010	$(48,108)

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2010 and 2009, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$13,404	$19,546	$119	$1	$33,070
Operating expenses	8,139	10,743	443	(37)	19,288
Depreciation and amortization	2,977	4,019	-	-	6,996
Mortgage and loan interest	4,292	8,142	1,867	961	15,262
Interest income	-	-	-	669	669
Loss on land sales	-	-	(371)	-	(371)

Segment operating loss	$(2,004)	$(3,358)	$(2,562)	$(254)	$(8,178)

Capital expenditures	377	374	-	-	751
Assets	314,521	616,400	375,330	-	1,306,251

Property Sales
Sales price	$-	$33,491	$8,709	$-	$42,200
Cost of sale	-	29,598	9,080	-	38,678
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$-	$3,893	$(371)	$-	$3,522

For the Three Months Ended September 30, 2009	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$15,332	$18,957	$48	$(694)	$33,643
Operating expenses	8,516	10,750	301	50	19,617
Depreciation and amortization	2,990	3,485	13	(107)	6,381
Mortgage and loan interest	4,032	7,924	3,371	1,390	16,717
Interest income	-	-	-	582	582
Gain on land sales	-	-	-	-	-

Segment operating loss	$(206)	$(3,202)	$(3,637)	$(1,445)	$(8,490)

Capital expenditures	191	-	-	-	191
Assets	324,828	598,231	399,297	-	1,322,356

Property Sales
Sales price	$4,000	$-	$-	$-	$4,000
Cost of sale	973	-	-	-	973
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$3,027	$-	$-	$-	$3,027

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
	2010	2009
Segment operating loss	$(8,178)	$(8,490)
Other non-segment items of income (expense)
General and administrative	(1,346)	(2,564)
Advisory fees	(3,054)	(3,073)
Litigation settlement	-	(64)
Provision on impairment of notes receivable and real estate assets	-	-
Other income	640	295
Equity in earnings of investees	(70)	(53)
Deferred tax benefit	1,006	951

Loss from continuing operations	$(11,002)	$(12,998)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2010	2009
Segment assets	$1,306,251	$1,322,356
Investments in real estate partnerships	8,745	11,884
Other assets	159,863	138,423
Assets held for sale	16,251	145,720

Total assets	$1,491,110	$1,618,383

For the Nine Months Ended September 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$41,971	$59,552	$279	$(29)	$101,773
Operating expenses	24,230	32,234	2,178	21	58,663
Depreciation and amortization	8,920	11,922	-	-	20,842
Mortgage and loan interest	12,910	25,566	6,944	2,956	48,376
Interest income	-	-	-	2,360	2,360
Loss on land sales	-	-	(6,005)	-	(6,005)

Segment operating loss	$(4,089)	$(10,170)	$(14,848)	$(646)	$(29,753)

Capital expenditures	1,190	681	179	-	2,050
Assets	314,521	616,400	375,330	-	1,306,251

Property Sales
Sales price	$28,740	$58,583	$18,963	$-	$106,286
Cost of sale	28,954	51,016	24,968	-	104,938
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$(214)	$3,968	$(6,005)	$-	$(2,251)

For the Nine Months Ended September 30, 2009	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$45,390	$55,602	$418	$(829)	$100,581
Operating expenses	24,164	31,493	1,262	(94)	56,825
Depreciation and amortization	9,030	10,372	40	(133)	19,309
Mortgage and loan interest	11,890	23,190	11,270	1,649	47,999
Interest income	-	-	-	1,949	1,949
Gain on land sales	-	-	6,296	-	6,296

Segment operating income (loss)	$306	$(9,453)	$(5,858)	$(302)	$(15,307)

Capital expenditures	1,029	230	-	-	1,259
Assets	324,828	598,231	399,297	-	1,322,356

Property Sales
Sales price	$8,000	$-	$19,505	$-	$27,505
Cost of sale	3,018	-	13,209	-	16,227
Deferred current gain	1,955	-	-	-	1,955
Recognized prior deferred gain	532	-	-	-	532

Gain on sale	$3,559	$-	$6,296	$-	$9,855

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended September 30,
	2010	2009
Segment operating loss	$(29,753)	$(15,307)
Other non-segment items of income (expense)
General and administrative	(4,976)	(7,014)
Advisory fees	(9,112)	(8,874)
Litigation settlement	-	681
Provision on impairment of notes receivable and real estate assets	-	(28,575)
Other income	1,554	3,579
Equity in earnings of investees	(323)	(353)
Deferred tax benefit (expense)	1,071	490

Loss from continuing operations	$(41,539)	$(55,373)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2010	2009
Segment assets	$1,306,251	$1,322,356
Investments in real estate partnerships	8,745	11,884
Other assets	159,863	138,423
Assets held for sale	16,251	145,720

Total assets	$1,491,110	$1,618,383

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2010. Included in discontinued operations are a total of 10 and 16 properties for 2010 and 2009, respectively. Properties sold in 2010 have been reclassified to discontinued operations for current and prior year reporting periods. In 2010, we had one apartment complex held for sale (Island Bay), and sold eight apartment complexes (Baywalk, Foxwood, Limestone Canyon, Limestone Ranch, Longfellow Arms, Mason Park, Sendero Ridge and Tivoli) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we sold one apartment complex (Bridges on Kinsey), and five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre). In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held-for-sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Rental	$1,162	$6,059	$6,431	$16,037
Property operations	937	2,987	3,603	8,639

	225	3,072	2,828	7,398
Expenses
Other income	50	71	50	84
Interest	(1,145)	(2,308)	(3,018)	(6,157)
General and administrative	(47)	(77)	(78)	(172)
Depreciation	(161)	(1,067)	(815)	(2,964)

	(1,303)	(3,381)	(3,861)	(9,209)

Net loss from discontinued operations before gains on sale of real estate	(1,078)	(309)	(1,033)	(1,811)
Gain on sale of discontinued operations	3,893	3,027	3,754	3,559
Equity in earnings of investees	60	-	201	153

Income from discontinued operations	2,875	2,718	2,922	1,901
Tax expense	(1,006)	(951)	(1,023)	(665)

Net income from discontinued operations	$1,869	$1,767	$1,899	$1,236

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

NOTE 10. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Partnership Obligations. TCI is the limited partner in several partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, we intend to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 11. SUBSEQUENT EVENTS

On October 5, 2010, we sold the Island Bay apartments, a 458-unit complex located in Galveston, Texas, for a sales price of $14.0 million. The existing mortgage of $14.0 million is secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, for a sales price of $30.9 million. The existing mortgages of $24.1 million are secured by the properties.

NOTE 12. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of September 30, 2010, we have 10,000 shares of stock options outstanding. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of September 30, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2010, we acquired $4.8 million and sold for a sales price of $169.5 million of land and income producing properties. As of September 30, 2010, we owned 9,197 units in 48 residential apartment communities and 27 commercial properties of approximately 5.0 million rentable square feet. In addition, we own 6,784 acres of land held for development and have five apartment complexes currently in development.

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

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Triad Realty Services, LP (“Triad”), an affiliate of Prime. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC. We currently contract with third-party companies to manage our apartment communities.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for our financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating our accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC guidance as the sole source of authoritative literature.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We cease capitalization when a building is considered substantially complete and ready for its intended use, but no later than one year from the cessation of major construction activity.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2010 and 2009, we owned or had interests in a portfolio of 75 and 87 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of September 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2010 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	September 30,
	2010	2009
Continuing operations	74	74
Sales subsequent to period end	1	13

Total property portfolio	75	87

Comparison of the three months ended September 30, 2010 to the same period ended 2009

For the three months ended September 30, 2010, we reported a net loss applicable to common shares of $9.2 million or $1.14 per diluted earnings per share, as compared to a net loss applicable to common shares of $11.5 million or $1.42 per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $33.1 million for the three months ended September 30, 2010. This represents a decrease of $0.5 million, as compared to the prior period revenues of $33.6 million. The change, by segment, is a decrease in the commercial portfolio of $1.9 million, offset by an increase in the apartment portfolio of $0.6 million and increases in the land and other portfolios of $0.8 million. Within the apartment portfolio, the developed apartments had an increase of $0.7 million and the same properties decreased by $0.1 million. Within the commercial portfolio, the same property portfolio decreased by $1.9 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $19.3 million for the three months ended September 30, 2010. This represents a decrease of $0.3 million, as compared to the prior period operating expenses of $19.6 million. This change, by segment, is a decrease in the commercial portfolio of $0.4 million, offset by increases in the land and other portfolios of $0.1 million.

Depreciation and amortization expense were $7.0 million for the three months ended September 30, 2010. This represents an increase of $0.6 million, as compared to the prior period expense of $6.4 million. This change, by segment, is an increase in the apartment portfolio of $0.6 million, of which $0.4 million is attributable to the developed properties and $0.2 million from the same properties.

General and administrative expenses were $1.3 million for the three months ended September 30, 2010. This represents a decrease of $1.3 million, as compared to the prior period expense of $2.6 million. This change is due to a reduction in administrative expenses and cost reimbursements to our Advisor, in addition to reductions in professional services.

Other income (expense)

Loss on land sales was $0.4 million for the three months ended September 30, 2010. There were no land sales in the prior period. In the current period we recorded a loss of $1.2 million on the sale of 21.9 acres of land known as Pulaski land, offset by a gain of $0.1 million on the sale of .43 acres of land known as McKinney 36 land, a gain of $0.1 million on the sale of 9.78 acres of land known as Waco Swanson land, and a gain of $0.6 million on the sale of 6.51 acres of land known as Hines Meridian land.

Included in discontinued operations are a total of 10 and 16 properties for 2010 and 2009, respectively. Properties sold in 2010 have been reclassified to discontinued operations for current and prior year reporting periods. In 2010, we had one apartment complex held for sale (Island Bay), sold eight apartment complexes (Baywalk, Foxwood, Limestone Canyon, Limestone Ranch, Longfellow Arms, Mason Park, Sendero Ridge and Tivoli) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we sold one apartment complex (Bridges on Kinsey), and five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Three Months Ended September 30,
	2010	2009
Revenue
Rental	$1,162	$6,059
Property operations	937	2,987

	225	3,072
Expenses
Other income	50	71
Interest	(1,145)	(2,308)
General and administrative	(47)	(77)
Depreciation	(161)	(1,067)

	(1,303)	(3,381)

Net loss from discontinued operations before gains on sale of real estate	(1,078)	(309)
Gain on sale of discontinued operations	3,893	3,027
Equity in earnings of investees	60	-

Income from discontinued operations	2,875	2,718
Tax expense	(1,006)	(951)

Net income from discontinued operations	$1,869	$1,767

Comparison of the nine months ended September 30, 2010 to the same period ended 2009

For the nine months ended September 30, 2010, we reported a net loss applicable to common shares of $40.4 million or $4.99 per diluted earnings per share, as compared to a net loss applicable to common shares of $54.8 million or $6.75 per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $101.8 million for the nine months ended September 30, 2010. This represents an increase of $1.2 million, as compared to the prior period revenues of $100.6 million. The change, by segment, is an increase in the apartment portfolio of $3.9 million, an increase in the land and other portfolios of $0.7 million, offset by a decrease in the commercial portfolio of $3.4 million. Within the apartment portfolio, the same property portfolio increased by $1.2 million and the developed properties increased by $2.7 million. Within the commercial portfolio, the same property portfolio decreased by $3.4 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $58.6 million for the nine months ended September 30, 2010. This represents an increase of $1.8 million, as compared to the prior period operating expenses of $56.8 million. This change, by segment, is an increase in the apartment portfolio of $0.7 million, an increase in the commercial portfolio of $0.1 million, an increase in the land portfolio of $0.9 million, and an increase in the other portfolio of $0.1 million. Within the apartment portfolio, the same apartment properties decreased $0.3 million due to decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $1.0 million. Within the commercial portfolio, there was an increase in the same properties portfolio of $0.1 million. The increase within the land and other portfolios was primarily due to an adjustment to correct over accrual of 2008 real estate property taxes recorded in the prior period, resulting in lower operating expenses. In the current period, we incurred additional real estate tax penalties and interest that we did not incur in the prior period.

Depreciation and amortization expense were $20.8 million for the nine months ended September 30, 2010. This represents an increase of $1.5 million, as compared to the prior period expense of $19.3 million. This change, by segment, is an increase in the apartment portfolio of $1.5 million, of which $1.0 million is attributable to the developed properties and $0.5 million from the same properties.

General and administrative expenses were $5.0 million for the nine months ended September 30, 2010. This represents a decrease of $2.0 million, as compared to the prior period expense of $7.0 million. This change is due to a reduction in administrative expenses and cost reimbursements to our Advisor, in addition to reductions in professional services.

Other income (expense)

Other income was $1.6 million for the nine months ended September 30, 2010, as compared to $3.6 million in the prior period. This represents a decrease of $2.0 million, which is primarily due to $2.8 million of gain recorded, in the prior period, on the disposition of our investment in the Korean REIT, offset by a fee for services rendered in connection with a sale of mineral rights, owned by a third party, in Poland.

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

Loss on land sales was $6.0 million for the nine months ended September 30, 2010. This represents a decrease of $12.3 million as compared to the prior period gain of $6.3 million. In the current period we recorded a loss of $5.2 million on the sale of 16.79 acres of land known as Ewing 8 land, a loss of $0.4 million on the sale of 6.77 acres of land known as McKinney Corners II land, a loss of $1.2 million on the sale of 21.9 acres of land known as Pulaski land, offset by a gain of $0.1 million on the sale of .43 acres of land known as McKinney 36 land, a gain of $0.1 million on the sale of 9.78 acres of land known as Waco Swanson land, and a gain of $0.6 million on the sale of 6.51 acres of land known as Hines Meridian land. In the prior period, we sold 3.02 acres of land known as West End land for a gain of $4.7 million. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, and sold interest in Southwood land for a gain of $0.5 million.

Included in discontinued operations are a total of 10 and 16 properties for 2010 and 2009, respectively. Properties sold in 2010 have been reclassified to discontinued operations for current and prior year reporting periods. In 2010, we had one apartment complex held for sale (Island Bay), sold eight apartment complexes (Baywalk, Foxwood, Limestone Canyon, Limestone Ranch, Longfellow Arms, Mason Park, Sendero Ridge and Tivoli) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we sold one apartment complex (Bridges on Kinsey), and five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre). In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Revenue
Rental	$6,431	$16,037
Property operations	3,603	8,639

	2,828	7,398
Expenses
Other income	50	84
Interest	(3,018)	(6,157)
General and administrative	(78)	(172)
Depreciation	(815)	(2,964)

	(3,861)	(9,209)

Net loss from discontinued operations before gains on sale of real estate	(1,033)	(1,811)
Gain on sale of discontinued operations	3,754	3,559
Equity in earnings of investees	201	153

Income from discontinued operations	2,922	1,901
Tax expense	(1,023)	(665)

Net income from discontinued operations	$1,899	$1,236

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,		Variance
	2010	2009
Net cash used in operating activities	$(6,234)	$(39,569)	$33,335
Net cash provided by investing activities	$108,751	$18,518	$90,233
Net cash provided by (used in) financing activities	$(103,145)	$17,051	$(120,196)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall increase in cash provided by operating activities is due to the reduction in cash paid to our affiliates.

Our cash from investing activities increased $90.2 million as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period and less cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

Our cash used in financing activities consists of payments on recurring debt obligations and maturing notes payable, offset by proceeds from refinancing current mortgages. There was an increase in cash used in financing activities due to payoff or assumption of debt related to the sales of income producing properties and land in the current period.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes in the first nine months of 2010, and a loss in 2009; therefore, it recorded no provision for income taxes.

At September 30, 2010, TCI had a net deferred tax asset of $85.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2010, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$315,958	5.50%	$3,160

Total decrease in TCI’s annual net income			3,160

Per share			$0.39

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary by month for the quarter ended September 30, 2010 of repurchases made and the specified numbers of shares that may be repurchased under the stock repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Balance at June 30, 2010			1,230,335	156,665
July 31, 2010	200	$8.95	1,230,535	156,465
August 31, 2010	-	-	1,230,535	406,465
September 30, 2010	-	-	1,230,535	406,465

Total	200

(1)	On August 10, 2010, the TCI Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting for the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc., and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 12, 2010	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2010

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