Form 10-K
period 2010-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2011-03-31
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $10,506,010 based upon a total of 1,138,246 shares held as of June 30, 2010 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2011, there were 8,413,669 shares of common stock outstanding.

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

PART I

ITEM 1.    BUSINESS

General

As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation. TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2010, ARL through subsidiaries owned 83.3% of the outstanding TCI common shares.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol (NYSE:TCI). TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company has owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding. In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constitutes approximately 85.2% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange under the symbol “IOT”.

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

TCI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT. The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT. The officers of TCI also serve as officers of ARL, IOT and Prime.

TCI’s contractual advisor is Prime, the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”) which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Prime also serves as advisor to ARL and IOT. As the contractual advisor, Prime is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. TCI has no employees. Employees of Prime render services to TCI in accordance with the terms of the Advisory Agreement.

Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provides management services for our commercial properties. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. TCI engages third party companies to lease and manage its apartment properties. Triad receives a fee for its property management services. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management”.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2010, our income-producing properties consisted of:

•	26 commercial properties consisting of 17 office buildings, six industrial properties, three retail properties, comprising in aggregate approximately 5.0 million square feet; and

•	45 residential apartment communities comprising 8,085 units.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2010:

	Apartments		Commercial
Location	No.	Units	No.	SF
Greater Dallas-Ft Worth, TX	19	3,876	15	2,838,716
Greater Houston, TX	3	656
San Antonio, TX	2	468
Temple, TX	2	452
Other Texas	5	1,053
Mississippi	6	328	1	26,000
Arkansas	4	580
Tennessee	2	312
Baton Rouge, LA	1	160
Ohio	1	200
New Orleans, LA			5	1,357,475
Florida			1	6,722
Indiana			1	220,461
Michigan			1	179,741
Oklahoma			1	225,566
Wisconsin			1	122,205

Total	45	8,085	26	4,976,886

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in certain of our properties.

We partner with various third-party development companies to construct residential apartment communities. We are currently involved in the construction of five apartment complexes. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2010, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date(1)	Total Projected Costs(1)
Blue Ridge	Midland, TX	290	$18,454	$27,570
Parc at Denham Springs	Denham Springs, LA	224	17,034	22,142
Lodge at Pecan Creek	Denton, TX	192	3,611	18,887
Sonoma Court	Rockwall, TX	124	4,004	12,587
Toulon	Gautier, MS	240	7,015	27,488

Total		1,070	$50,118	$108,674

(1)	Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2010, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Capital City Center	Jackson, MS	2007-2008	8	$13,455	Mixed use
Kaufman County Multi-Tracts	Kaufman County, TX	2000-2008	2,831	11,886	Single-family residential
Las Colinas Multi-Tracts	Irving, TX	1995-2010	280	31,383	Commercial
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,367	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	224	28,722	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	507	82,462	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	56	3,698	Multi-family residential
Travis Ranch	Kaufman County, TX	2008	25	2,780	Multi-family residential
Valley Ranch Multi-Tracts	Irving, TX	2004	27	5,826	Commercial
Waco Multi-Tracts	Waco, TX	2005-2006	492	4,831	Single-family residential
Windmill Farms	Kaufman County, TX	2008	246	5,524	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	76	53,747	Mixed use
Subtotal			4,869	260,681
Other land holdings	Various	1990-2008	736	50,778	Various

Total land holdings			5,605	$311,459

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2010 are discussed below:

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

On March 30, 2010, we refinanced the existing mortgage on Spyglass apartments, a 256-unit complex located in Mansfield, Texas, for a new mortgage of $15.8 million. We paid off the existing mortgage of $15.5 million and $0.4 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 37-year amortization schedule, maturing on April 1, 2047.

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

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas, for a sales price of $1.6 million. The existing loan of $1.4 million, secured by the property, was paid off at close. We recorded a loss on sale of $0.4 million on the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company related subsidiaries, all related parties under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit apartment complex located in Longview, Texas,. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

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

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On July 30, 2010, we purchased 9.78 acres of Texas Plaza land located in Irving, Texas from ARL for $1.7 million. We assumed the existing mortgage of $0.4 million.

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

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

On August 4, 2010, we sold 6.51 acres of land known as Hines Meridian land located in Irving, Texas for a sales price of $2.0 million. We received $0.4 million in cash, after paying in full the existing debt of $0.9 million and providing seller financing of $0.5 million. The note accrues interest at 8.0% and is payable at maturity on August 11, 2011. We recorded a gain of $0.6 million on the sale of the land parcel.

On August 30, 2010, we sold the Mason Park apartments, a 312-unit complex located in Katy, Texas, for a sales price of $22.9 million. We recorded a gain of $0.3 million on the sale of the apartment.

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

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 28, 2010, we sold the Baywalk apartments, a 192-unit complex located in Galveston, Texas, for a sales price of $8.6 million. We recorded a gain of $1.8 million on the sale of the apartment.

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, TCI remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by TCI as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 4, 2015.

On October 5, 2010, we sold the Island Bay apartments, a 458-unit complex located in Galveston, Texas, for a sales price of $15.0 million. The existing mortgage of $14.0 million is secured by the property. Ownership of the property transferred to the existing lender and the result was a gain of $4.1 million.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to TCI. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On November 3, 2010, we sold 8.0 acres of land known as Alliance Hickman land located in Tarrant County, Texas for a sales price of $1.3 million. The existing loan of $0.7 million, secured by the property, was paid off at close. We recorded a gain of $0.2 million on the sale of the land parcel.

On November 30, 2010, we sold the Kingsland Ranch apartments, a 398-unit complex located in Katy, Texas for a sales price of $29.3 million. We recorded a gain of $4.2 million on the sale of the apartment.

On November 30, 2010, we refinanced the existing mortgage on Dakota Arms apartments, a 208-unit complex located in Lubbock, Texas, for a new mortgage of $12.5 million. We paid down the existing debt of $12.0 million and $0.5 million in closing costs. The note accrues interest at 4.28% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on River Oaks apartments, a 180-unit complex located in Wylie, Texas, for a new mortgage of $9.9 million. We paid down the existing debt of $9.4 million and $0.5 million in closing costs. The note accrues interest at 3.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on Wildflower Villas apartments, a 220-unit complex located in Temple, Texas, for a new mortgage of $13.9 million. We paid down the existing debt of $13.4 million and $0.5 million in closing costs. The note accrues interest at 4.27% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On December 23, 2010, we sold 32 properties, consisting of six commercial buildings comprising an aggregate of 1.4 million square feet, 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $191.9 million. The buyer assumed the existing mortgages of $137.6 million secured by the properties and we provided $54.3 million in seller financing notes with a five-year term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 30, 2010, we refinanced the existing mortgage on Windsong apartments, a 188-unit complex located in Fort Worth, Texas, for a new mortgage of $10.7 million. We paid down the existing debt of $10.3 million and $0.4 million in closing costs. The note accrues interest at 4.25% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on January 1, 2051.

On December 30, 2010, we sold 51.71 acres of land known as Alliance Centurion 52 land located in Tarrant County, Texas, for a sales price of $2.0 million. The existing loan of $2.0 million, secured by the property, was paid off at close. We recorded loss of $0.7 million on the sale of the land parcel.

On December 30, 2010, we sold a parking garage known as 217 Rampart located in New Orleans, Louisiana, for a sales price of $0.5 million. The existing loan of $0.4 million, secured by the property, was paid off at close. We recorded a loss of $1.7 million on the sale of the parking garage.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2010, we have expended $38.3 million on the construction of various apartment projects and capitalized $5.0 million of interest costs.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

We are continuously in various stages of discussions and negotiations with respect to development, acquisition, and disposition of projects. The consummation of any current or future development, acquisition, or disposition, if any, and the pace at which any may be completed cannot be assured or predicted.

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

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, the officers and directors of TCI serve as officers and directors of ARL and IOT. Both ARL and IOT have business objectives similar to those of TCI. TCI’s officers and directors owe fiduciary duties to both IOT and ARL as well as to TCI under applicable law. In determining whether a particular investment opportunity will be allocated to TCI, IOT, or ARL, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

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

Available Information

TCI maintains an internet site at http://www.transconrealty-invest.com. We make available through our website free of charge Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. In addition, we have posted the charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director

Independence and other information on the website. These charters and principles are not incorporated in this Report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

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

Our ability to achieve growth in operating income depends in part on our ability to develop additional properties.

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

We had total indebtedness at December 31, 2010 of approximately $1.0 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We intend to devote resources to the development of new projects.

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	we may not be able to obtain financing on favorable terms for development of a property, if at all;

•	we may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and

•	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

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

Real estate investments are illiquid, and we may not be able to sell properties if and when it is appropriate to do so.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

On December 31, 2010, our portfolio consisted of 71 properties. Our properties consisted of 45 apartments totaling 8,085 units, 26 commercial properties consisting of 17 office buildings, six industrial warehouses, and three shopping centers. In addition, we own or control 5,605 acres of improved and unimproved land for future development or sale. The average dollar per square foot for the Company’s apartment/residential portfolio is $8.91 and $11.12 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest in:

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.80%
Blue Lake Villas I	Waxahachie, TX	186	94.10%
Blue Lake Villas II	Waxahachie, TX	70	98.60%
Breakwater Bay	Beaumont, TX	176	90.30%
Bridgewood Ranch	Kaufman, TX	106	97.20%
Capitol Hill	Little Rock, AR	156	92.30%
Curtis Moore Estates	Greenwood, MS	104	91.30%
Dakota Arms	Lubbock, TX	208	94.70%
David Jordan Phase II	Greenwood, MS	32	96.90%
David Jordan Phase III	Greenwood, MS	40	95.00%
Desoto Ranch	DeSoto, TX	248	91.10%
Dorado Ranch	Odessa, TX	224	99.10%
Falcon Lakes	Arlington, TX	248	94.40%
Heather Creek	Mesquite, TX	200	95.50%
Huntington Ridge	DeSoto, TX	198	94.40%
Laguna Vista	Dallas, TX	206	91.70%
Lake Forest	Houston, TX	240	94.20%
Legends of El Paso	El Paso, TX	240	99.20%
Mansions of Mansfield	Mansfield, TX	208	95.70%
Mariposa Villas	Dallas, TX	216	98.60%
Mission Oaks	San Antonio, TX	228	93.90%
Monticello Estates	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	96.50%
Paramount Terrace	Amarillo. TX	181	90.10%
Parc at Clarksville	Clarksville, TN	168	83.90%
Parc at Maumelle	Little Rock, AR	240	94.60%
Parc at Metro Center	Nashville, TN	144	93.80%
Parc at Rogers	Rogers, AR	152	94.40%
Pecan Pointe	Temple, TX	232	93.50%
Portofino	Farmers Branch, TX	224	93.80%
Preserve at Pecan Creek	Denton, TX	192	96.90%
Quail Hollow	Holland, OH	200	99.50%
River Oaks	Wylie, TX	180	94.40%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	93.10%
Savoy of Garland	Garland, TX	144	96.50%
Spyglass	Mansfield, TX	256	94.90%
Stonebridge at City Park	Houston, TX	240	94.60%
Sugar Mill	Baton Rouge, LA	160	97.50%
Treehouse	Irving, TX	160	95.00%
Verandas at City View	Fort Worth, TX	314	94.90%
Vistas of Pinnacle Park	Dallas, TX	332	89.20%
Vistas of Vance Jackson	San Antonio, TX	240	97.50%
Wildflower Villas	Temple, TX	220	90.00%
Windsong	Fort Worth, TX	188	93.60%

	Total Apartment Units	8,085

Office Buildings	Location	SqFt	Occupancy
225 Baronne	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	38.00%
600 Las Colinas	Las Colinas, TX	510,841	72.29%
Browning Place (Park West I)	Dallas, TX	627,312	100.00%
Ergon Office Building	Jackson, MS	26,000	0.00%
Fruitland Plaza	Fruitland,FL	6,722	100.00%
One Hickory Center	Dallas, TX	97,361	95.95%
Stanford Center	Dallas, TX	336,910	100.00%
Two Hickory Center	Dallas, TX	97,117	91.33%

		2,161,381

Industrial Warehouses	Location	SqFt	Occupancy
Addison Hanger I	Addison, TX	25,102	100.00%
Addison Hanger II	Addison, TX	24,000	30.00%
Alpenloan	Dallas, TX	28,594	22.54%
Clark Garage	New Orleans, LA	6,869	34.44%
Senlac (VHP)	Dallas, TX	2,812	0.00%

		87,377

	Total Commercial Square Feet	2,248,758

Office Buildings Subject to Sales Contract	Location	SqFt	Occupancy
1010 Common	New Orleans, LA	512,593	73.89%
Amoco Building	New Orleans, LA	378,895	72.38%
Eton Square	Tulsa, OK	225,566	70.35%
Fenton Center (Park West II)	Dallas, TX	696,458	48.05%
Parkway North	Dallas, TX	69,009	70.93%
Signature Building	Dallas, TX	58,910	0.00%
Teleport	Las Colinas, TX	6,833	0.00%
Westgrove Air Plaza	Addison, TX	79,652	70.32%

	Total Office Buildings Subject to Sales Contract	2,027,916

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	0.00%

	Total Industrial Warehouses Subject to Sales Contract	177,805

Shopping Centers Subject to Sales Contract	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	89.28%
Dunes Plaza	Michigan City, IN	220,461	26.62%
Willowbrook Village	Coldwater, MI	179,741	81.25%

	Total Shopping Centers Subject to Sales Contract	522,407

Lease expirations

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2011	422,668	$6,793,111	$16.07	8.5%	15.0%
2012	551,409	9,791,230	17.76	11.1%	21.6%
2013	558,658	7,879,858	14.10	11.2%	17.4%
2014	281,125	4,258,495	15.15	5.6%	9.4%
2015	335,953	4,204,590	12.52	6.8%	9.3%
2016	128,521	2,314,366	18.01	2.6%	5.1%
2017	349,278	6,332,813	18.13	7.0%	14.0%
2018	42,042	841,567	20.02	0.8%	1.9%
2019	107,707	2,300,147	21.36	2.2%	5.1%
2020	—	—	—	0.0%	0.0%
Thereafter	44,167	574,106	13.00	0.9%	1.3%

Total	2,821,528	$45,290,283		57%	100%

(1)

Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2010 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Alliance Airport	Tarrant County, TX	12.70
Audubon	Adams County, MS	48.20
Cooks Lane Land	Fort Worth, TX	23.24
Copperridge	Dallas, TX	3.90
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Coonrod	Denton, TX	82.80
Desoto Ranch	Desoto, TX	8.02
Dunes Plaza Vacant Land	Michigan City, IN	14.62
Galleria East Center Retail	Dallas, TX	15.00
Galleria West Hotel	Dallas, TX	1.97
Galleria West Lofts	Dallas, TX	7.19
Gautier Land	Gauter, MS	40.06
Hollywood Casino Land Tract II	Farmers Branch, TX	13.85
Hunter Equities Land	Dallas, TX	2.56
Jackson Capital City Center	Jackson, MS	7.95
Keller Springs Lofts	Addison, TX	7.40
Kinwest Manor	Irving, TX	7.98
LaDue Land	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lamar/Palmer Land	Austin, TX	17.07

Land	Location	Acres
Las Colinas Station	Las Colinas, TX	10.08
Las Colinas Village	Las Colinas, TX	16.81
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Luna Ventures	Farmers Branch, TX	26.74
Manhattan Land	Farmers Branch, TX	108.90
Mansfield Land	Mansfield, TX	21.89
McKinney 36	Collin County, TX	34.05
McKinney Ranch Land	McKinney,TX	169.74
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Pioneer Crossing	Austin, TX	38.54
Polo Estates At Bent Tree	Dallas, TX	5.87
Seminary West Land	Fort Worth, TX	3.03
Senlac Land	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Southwood Plantation 1394	Tallahassee, FL	14.52
Texas Plaza Land	Irving, TX	9.78
Travelers Land	Farmers Branch, TX	193.17
Travis Ranch Land	Kaufman County, TX	10.00
Travis Ranch Retail	Kaufman County, TX	14.93
Union Pacific Railroad Land	Dallas, TX	0.04
US Virgin Islands Land	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151 Land	Waco,TX	151.40
Waco Swanson	Waco, TX	340.65
Walker Land	Dallas County, TX	82.59
Willowick Land	Pensacola, TX	39.78

	Total Land/Development	1,824.12

Land Subject to Sales Contract	Location	Acres
Ackerley Land	Dallas, TX	1.31
Archon Land	Irving, TX	29.07
Centura Land	Dallas, TX	10.08
Creekside	Fort Worth, TX	30.07
Crowley	Fort Worth, TX	24.90
Diplomat Drive	Farmers Branch, TX	11.65
Dominion Tract	Dallas, TX	10.59
Eagle Crest	Dallas, TX	18.60
Fortune Drive	Irving, TX	14.44
Hollywood Casino Land Tract I	Farmers Branch, TX	18.56
Kaufman—Adams	Kaufman County, TX	193.73
Kaufman—Bridgewood	Kaufman County, TX	5.04
Kaufman—Cogen Land	Forney, TX	2,567.00
Kaufman—Stagliano	Forney, TX	34.80
Kaufman—Taylor	Forney, TX	31.00
Lacy Longhorn Land	Farmers Branch, TX	17.12
LCLLP (Kinwest/Hackberry)	Las Colinas, TX	41.19

Land Subject to Sales Contract	Location	Acres
Limestone Canyon II	Austin, TX	9.96
Marine Creek	Fort Worth, TX	44.17
McKinney Ranch Land	McKinney,TX	20.85
Pac Trust Land	Farmers Branch, TX	7.07
Pantaze Land	Dallas, TX	6.00
Payne Land	Las Colinas, TX	149.70
Ridgepoint Drive	Irving, TX	0.60
Stanley Tools	Farmers Branch, TX	23.76
Temple Land	Temple, TX	10.69
Three Hickory	Dallas, TX	6.64
Valley Ranch Land	Irving, TX	26.91
Valley View (Hutton/Senlac)	Farmers Branch, TX	2.42
Whorton Land	Bentonville, AR	79.70
Wilmer 88	Dallas, TX	87.60
Windmill Farms—Harlan Land	Kaufman County, TX	245.95

	Total Land Subject to Sales Contract	3,781.16

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on September 16, 2010, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to management’s nominees listed in the Proxy Statement, all of which were elected. At the annual meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for TCI for the fiscal year ending December 31, 2010. With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	7,224,262	20,440
Sharon Hunt	7,218,666	26,036
Robert A. Jakuszewski	7,219,107	25,595
Ted R. Munselle	7,218,497	26,205

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2010, and any interim period, at least 7,449,543 votes were received in favor of such proposal, 4,803 votes were received against such proposal, and 12,933 votes abstained.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2010		2009
	High	Low	High	Low
First Quarter	$13.13	$11.15	$13.70	$8.04
Second Quarter	$10.00	$8.04	$14.12	$10.55
Third Quarter	$10.05	$8.81	$14.50	$10.16
Fourth Quarter	$9.30	$8.26	$12.50	$10.23

On March 25, 2011, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $3.68 per share, and was held by approximately 4,200 holders of record.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2005, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31:

	12/05	12/06	12/07	12/08	12/09	12/10
Transcontinental Realty Investors, Inc.	$100.00	$83.48	$92.85	$69.07	$71.53	$40.30
Dow Jones Industrial	$100.00	$116.29	$123.77	$81.89	$97.30	$108.02
Dow Jones Real Estate	$100.00	$133.15	$106.72	$63.46	$78.27	$95.38

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on TCI’s common stock were declared for 2010, 2009, or 2008. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2010			1,230,535	406,465
October 31, 2010	—	—	1,230,535	406,465
November 30, 2010	—	—	1,230,535	406,465
December 31, 2010	—	—	1,230,535	406,465

Total	—

ITEM 6.    SELECTED FINANCIAL DATA

TRANSCONTINENTAL REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$129,862	$130,855	$117,623	$104,494	$77,348
Total operating expenses	145,645	164,166	122,049	103,646	74,362

Operating income (loss)	(15,783)	(33,311)	(4,426)	848	2,986
Other expenses	(50,102)	(52,111)	(57,377)	(19,275)	(13,605)

Loss before gain on land sales, non-controlling interest, and income tax benefit	(65,885)	(85,422)	(61,803)	(18,427)	(10,619)
Gain (loss) on land sales	(15,155)	6,296	4,798	11,956	11,421
Income tax benefit	4,911	156	33,441	7,934	809

Net income (loss) from continuing operations	(76,129)	(78,970)	(23,564)	1,463	1,611

Net income (loss) from discontinuing operations, net of non-controlling interest	9,031	(603)	55,119	9,598	1,502

Net income (loss)	(67,098)	(79,573)	31,555	11,061	3,113
Net (income) loss attributable to non-controlling interest	(98)	(125)	654	50	393

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(67,196)	(79,698)	32,209	11,111	3,506
Preferred dividend requirement	(1,073)	(1,023)	(975)	(925)	(210)

Net income (loss) applicable to common shares	$(68,269)	$(80,721)	$31,234	$10,186	$3,296

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(9.53)	$(9.87)	$(2.95)	$0.07	$0.23
Income (loss) from discontinued operations	1.11	(0.07)	6.82	1.21	0.19

Net income (loss) applicable to common shares	$(8.42)	$(9.94)	$3.87	$1.28	$0.42

Weighted average common share used in computing earnings per share	8,113,575	8,113,669	8,086,640	7,953,676	7,900,869

Earnings per share—diluted
Income (loss) from continuing operations	$(9.53)	$(9.87)	$(2.95)	$0.07	$0.22
Income (loss) from discontinued operations	1.11	(0.07)	6.82	1.17	0.18

Net income (loss) applicable to common shares	$(8.42)	$(9.94)	$3.87	$1.24	$0.40

Weighted average common share used in computing diluted earnings per share	8,113,575	8,113,669	8,086,640	8,188,602	8,180,401

BALANCE SHEET DATA
Real estate, net	$1,213,114	$1,447,184	$1,480,791	$1,364,426	$1,113,416
Notes and interest receivable, net	67,025	45,247	39,120	32,699	39,566
Total assets	1,384,761	1,608,287	1,640,067	1,521,189	1,250,167
Notes and interest payables	1,022,015	1,188,625	1,168,015	1,177,586	901,464
Stockholders’ equity	177,157	245,416	324,696	287,102	282,095
Book value per share	$21.83	$30.25	$40.15	$36.10	$35.70

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks included here are not exhaustive. Other sections of this report, including Part I Item 1A. “Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller and during 2010 acquired over $4.8 million and sold over $237 million of land and income-producing properties. As of December 31, 2010, we owned 8,085 units in 45 residential apartment communities, 26 commercial properties comprising 5.0 million rentable square feet. In addition, we own over 5,605 acres of land held for development and have five apartment projects under construction. The Company currently owns income-producing properties and land in 11 states as well as in the U.S. Virgin Islands.

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

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Triad Realty Services, L.P. (“Triad”), an affiliate of Prime. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”). We currently contract with third-party companies to manage our apartment communities.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. TCI’s investments in ARL and Garden Centura, L.P. are accounted for under the equity method.

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

Depreciation and Impairment

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest—Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment—Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our “Consolidated Statements of Operations—Years Ended December 31, 2010, 2009, and 2008” as included in Item 8. “Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2010, 2009 and 2008, we owned or had interests in a portfolio of 71, 85 and 83 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2010 for the year presented. The table below shows the number of income producing properties held by year.

	2010	2009	2008
Continued operations	71	72	66
Sales subsequent to year end	—	13	17

Total property portfolio	71	85	83

Comparison of the year ended December 31, 2010 to the same period ended 2009:

We had a net loss applicable to common shares of $68.3 million in 2010, which includes loss on land sales of $15.2 million and net income from discontinued operations, net of non-controlling interest of $9.0 million, as compared to the prior year net loss applicable to common shares of $80.7 million, which includes gain on land sales of $6.3 million and net loss from discontinued operations, net of non-controlling interest of $0.6 million.

The majority of the $12.4 million decrease in our net loss applicable to common shares is primarily due to our impairment on notes receivable and real estate assets of $24.5 million in the current period, as compared to $42.5 million in the prior period. This was offset by other income received from a consulting agreement with EurEnergy Resources Poland Sp.zo.o. and an incentive fee from Regis I.

Revenues

Rental and other property revenues were $129.9 million for the twelve months ended December 31, 2010. This represents a decrease of $1.0 million, as compared to the prior year revenues of $130.9 million. This change, by segment, is an increase in the apartment portfolio of $3.3 million, an increase in the other portfolio of $1.5 million, offset by a decrease in the commercial portfolio of $5.7 million and a decrease in the land portfolio of $0.1 million. Within the apartment portfolio, the same property portfolio increased by $1.0 million and the developed properties increased by $3.2 million. Within the commercial portfolio, the same property portfolio decreased by $5.7 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $74.0 million for the twelve months ended December 31, 2010. This represents an increase of $0.4 million as compared to the prior year operating expenses of $73.6 million. This change, by segment, is an increase in the land portfolio of $1.3 million offset by a decrease in the apartment portfolio of $0.9 million. The increase within the land portfolio was primarily due to an adjustment in 2009 to correct over accrual of 2008 real estate property taxes, resulting in recording lower operating expenses in 2009. Within the apartment portfolio, the same apartment properties decreased $1.4 million due to lower overall operating costs and additional repair and maintenance. The developed apartments increased expenses by $0.5 million.

Depreciation and amortization expense was $26.8 million for the twelve months ended December 31, 2010. This represents an increase of $1.7 million, as compared to the prior year expense of $25.1 million. This increase in the apartment portfolio was mainly from our developed properties in the lease-up phase. Once the apartment complex is considered “stabilized”, we begin to depreciate the assets.

General and administrative expenses were $8.5 million for the twelve months ended December 31, 2010. This represents a decrease of $2.6 million as compared to the prior year expenses of $11.1 million. This change is due to a reduction in administrative expenses and cost reimbursements to our Advisor, in addition to reductions in professional services.

The current year provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $24.5 million. This was a decrease of $18.0 million as compared to the prior year expense of $42.5 million. In the current year, impairment was recorded as an additional loss in the investment portfolio of $1.9 in commercial properties we currently hold,$18.3 million in land we sold subsequent to year end and $4.3 million in impairment on notes receivable. The properties that were considered “subject to sales contract” were reviewed by management at the time of the sale or during the reorganization process in the fourth quarter. Impairment was taken to the extent the basis of the property exceeded the current value. In the prior year, impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $3.0 million in land we currently hold and the remainder was land sold during the current period or subsequent to year end.

Other income (expense)

Other income was $8.4 million for the twelve months ended December 31, 2010. This represents an increase of $4.8 million as compared to the prior year income of $3.6 million. The increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o. and an incentive fee from Regis I.

Interest income was $5.2 million for the twelve months ended December 31, 2010. This represents a decrease of $0.2 million, as compared to the prior year income of $5.4 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Mortgage and loan interest expense was $62.7 million for the twelve months ended December 31, 2010. This represents an increase of $1.6 million, as compared to the prior year expense of $61.1 million. This change, by segment, is an increase in the apartment portfolio of $3.5 million, an increase in the commercial portfolio of $0.3 million, a decrease in the land portfolio of $4.3 million and an increase in the other portfolio of $2.1 million. Within the apartment portfolio, the same apartment portfolio increased $1.7 million and the developed properties increased $1.8 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The land portfolio decrease was due to land sales.

Gain on land sales decreased in the current year. This decrease is in part due to the overall economic environment which, among other issues, has resulted in the tightening of the credit markets, causing an inability of potential buyers to obtain financing. Thus, we have found it difficult to complete land transactions. In the current year, we sold 1,227.53 acres of land in 13 separate transactions for an aggregate sales price of $23.1 million, receiving $8,984 in cash and recorded a loss of $15.1 million. The average sales price was $18,823 per acre. In the prior year, we sold 857.12 acres of land in seven separate transactions for an aggregate sales price of $36.7 million, receiving $9.5 million in cash and recorded a gain on sale of $6.3 million. The average sales price was $42,818 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 13 and six income-producing properties as of 2010 and 2009, respectively. In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). We also sold one commercial property (217 Rampart). In 2009, we sold six properties, which consists of one apartment complex (Bridges on Kinsey) and five commercial buildings (Cullman Shopping Center, 5000 Space Center, 5360 Tulane, 2010 Valley View and Parkway Centre). The gains on sale of the apartments sold in 2010 and 2009 are also included in the discontinued operations for those years (dollars in thousands):

	For Years Ended December 31,
	2010	2009
Revenue
Rental	$11,269	$24,244
Property operations	5,598	13,503

	5,671	10,741
Expenses
Other income	3,697	84
Interest	(4,770)	(10,366)
General and administration	(143)	(12)
Depreciation	(1,545)	(4,582)

	(2,761)	(14,876)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	2,910	(4,135)
Gain on sale of discontinued operations	10,781	3,524
Equity in investee	203	164

Income from discontinued operations	13,894	(447)
Tax expense	(4,863)	(156)

Income from discontinued operations	$9,031	$(603)

Comparison of the year ended December 31, 2009 to the same period ended 2008:

We had net loss applicable to common shares of $80.7 million in 2009, which includes gains of land sales of $6.3 million, and net loss from discontinued operations, net of non-controlling interest of $.6 million, compared to net income applicable to common shares of $31.2 million in 2008, including gains on land sales totaling $4.8 million and net income from discontinued operations, net of non-controlling interest of $55.1 million.

The majority of the $112.0 million decrease in our net income applicable to common shares is primarily due to our impairment on notes receivable and real estate assets of $42.5 million in 2009 as compared to $7.4 million in the prior period. There was also a significant amount of gain on the sales of assets recorded in 2008 due to the sale of the Midland/Odessa Apartment complexes and the sale of three Chicago hotels where we recorded a gain of $65.5 million and $18.4 million, respectively. In 2009 we recorded gains of $3.5 million on the sale of income-producing properties and $6.3 million on the sale of land.

Revenues

Revenue and other property revenues were $130.9 million for the twelve months ended December 31, 2009. This represents an increase of $13.3 million, as compared to the prior year revenues of $117.6 million. This change, by segment, is an increase in the apartment portfolio of $11.4 million, an increase in the commercial portfolio of $3.9 million, offset by a decrease in the land portfolio of $1.1 million and the other portfolio of $.9 million. Within the apartment portfolio the same properties increased by $6.2 million and the developed properties increased by $5.2 million which was due to the developed properties being in the lease-up phase and reaching stabilization. Within the commercial portfolio $2.9 million is attributable to lease term buyouts received and $1.0 million to new acquisitions.

Expenses

Property operating expenses were $73.6 million for the twelve months ended December 31, 2009. This represents an increase of $0.3 million as compared to the prior year expenses of $73.3 million. This change, by segment, is an increase in the apartment portfolio of $6.7 million, a decrease in the commercial portfolio of $2.7 million and a decrease in the land and other portfolios of $3.7 million. Within the apartment portfolio the same properties increased $3.8 million mostly attributed to the new acquisitions in 2008 and developed properties increased $2.9 million due to completed apartments in the lease-up phase during 2008 and early 2009. The properties that are being developed are completed in phases. As a phase is completed, it is leased-up while the remaining phases are still being completed.

Depreciation and amortization expense was $25.0 million for the twelve months ended December 31, 2009. This represents an increase of $6.1 million as compared to the prior year expense of $18.9 million. This change, by segment, is an increase in the apartment portfolio of $4.9 million and an increase in the commercial portfolio of $1.2 million. Within the apartment portfolio the same properties increased $4.2 million and developed properties increased $.7 million attributable to new acquisitions in 2008 and developed properties reaching stabilization. The increase in the commercial portfolio was due to the newly acquired properties in 2008.

The provision for allowance on notes receivable and impairment increased $35.1 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties, $33.5 million in land and $7.1 million in land that was sold in the third quarter of 2009 for a loss.

Other income (expense)

Interest income was $5.4 million for the twelve months ended December 31, 2009. This represents an increase of $2.2 million, as compared to the prior year income of $3.2 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Mortgage and loan interest expense was $61.1 million for the twelve months ended December 31, 2009. This represents a decrease of $2.3 million, as compared to the prior year expense of $63.4 million. This change, by segment, is an increase in the apartment portfolio of $2.5 million, an increase in the land portfolio of $0.7 million, offset by decreases in the commercial portfolio of $1.6 million and other portfolio of $3.9 million. The increase in the apartment portfolio is attributable to the developed properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The decrease in the commercial portfolio was attributable to the same properties. The decrease in the other portfolio was due to corporate loans paid off in 2008, thereby reducing the 2009 interest expense.

Gain on land sales increased by $1.5 million. In 2009, we sold 857.12 acres of land in seven separate transactions for an aggregate sales price of $36.7 million, receiving $9.5 million in cash and recorded a gain on sale of $6.3 million. The average sales price was $42,818 per acre. In 2008, we sold 91.7 acres of land in eight separate transactions for an aggregate sales price of $14.3 million, receiving $4.3 million in cash and recorded a gain on sale of $4.8 million. The average sales price was $156,000 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale. Included in discontinued operations are a total of six and 25 income-producing properties as of 2009 and 2008, respectively. The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2010. In 2010, we sold eleven apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). We also sold one commercial property (217 Rampart). In 2009, we sold six properties (Cullman Shopping Center, 5000 Space Center, 5360 Tulane, 2010 Valley View and Parkway Centre). These were reclassed to prior year discontinued operations, with the exception of the 2010 Valley View and Parkway Centre properties which were acquired in the IOT consolidation in 2009. In 2008, we sold 25 properties which consist of 18 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Forty-Four Hundred Apartments, Fountains at Waterford, Hunters Glen, SouthGate, Sunchase, Thornwood, Westwood Square, Woodview, Fairway View, Willow Creek, Fountain Lake, and Mountain Plaza), four hotels (City Suites, Majestic Inn, Willows, and Hotel Akademia), and three commercial buildings (Lexington Center, Executive Court, and Encon Warehouse). The gains on sale of the apartments sold in 2009 and 2008 are also included in the discontinued operations for those years (dollars in thousands).:

	For Years Ended December 31,
	2009	2008
Revenue
Rental	$24,244	$28,998
Property operations	13,503	16,939

	10,741	12,059
Expenses
Other income	84	1,017
Interest	(10,366)	(16,817)
General and administration	(12)	(941)
Depreciation	(4,582)	(6,306)

	(14,876)	(23,047)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(4,135)	(10,988)
Gain on sale of discontinued operations	3,524	104,411
Equity in investee	164	6,306
Net income fee to affiliate	—	(3,041)
Net sales fee to affiliate	—	(7,953)

Income from discontinued operations	(447)	88,735
Tax expense	(156)	(33,616)

Income from discontinued operations	$(603)	$55,119

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

It is important to realize that the current status of the banking industry has had a significant effect on our industry. The banks’ willingness and/or ability to originate loans affects our ability to buy and sell property, and refinance existing debt. We are unable to foresee the extent and length of this down-turn. A continued and extended decline could materially impact our cash flows. We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans, which are converted to traditional mortgages upon completion of the project.

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash as of December 31, 2010, along with cash that will be generated in 2011 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2010	2009	Variance
Net cash used in operating activities	$(8,271)	$(27,586)	$19,315
Net cash provided by investing activities	$185,823	$41,922	$143,901
Net cash used in financing activities	$(171,958)	$(14,654)	$(157,304)

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

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. We used $38.3 million on construction and development. This is an increase of $12.2 million from the prior year. We have discontinued certain projects and put some projects on hold, while continuing to development our apartment properties. We acquired approximately 3 tracts of land consisting of approximately 34.57 acres in 2010 for $4.9 million. We continue to make capital improvements on our existing properties but spent significantly less in 2010 than in the prior year. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties. We sold 11 apartment complexes and one commercial building, providing over $206.1 million along with 857.12 acres of land sales of providing $55.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $182.8 million. We used $10.7 million to make recurring note payments, $242.8 million for maturing notes and $97.8 million assumption of debt related to the sales of income producing properties and land.

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

Equity Investments.

TCI has from time to time purchased shares of IOT and ARL. The Company may purchase additional equity securities of IOT and ARL through open market and negotiated transactions to the extent TCI’s liquidity permits.

Equity securities of ARL and IOT held by TCI may be deemed “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, TCI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce TCI’s ability to realize the full fair value of such investments if TCI attempted to dispose of such securities in a short period of time.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2010 are shown in the table below (dollars in thousands):

	Total	2011	2012	2013-2015	Thereafter
Long-term debt obligation(1)	$1,647,346	$341,615	$160,857	$203,758	$941,116
Capital lease obligation	—	—	—	—	—
Operating lease obligation	45,331	738	747	2,294	41,552
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,692,677	$342,353	$161,604	$206,052	$982,668

(1)	TCI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2010, our $1.0 billion debt portfolio consisted of approximately $706.3 million of fixed-rate debt and approximately $308.5 million of variable-rate debt with interest rates ranging from 2.0% to 13.0%. Our overall weighted average interest rate at December 31, 2010 and 2009 was 6.65% and 5.91%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2011 than they did during 2010, TCI’s interest expense would increase and net income would decrease by $3.1 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2010. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Assets
Market securities at fair value							$—
Note Receivable
Variable interest rate—fair value							$—
Instruments’ maturities	$—	$—	$—	$—	$—	$—	$—
Instruments’ amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed interest rate—fair value							$68,592
Instruments’ maturities	$10,298	$1,875	$—	$—	$—	$56,419	$68,592
Instruments’ amortization	—	—	—	—	—	—	—
Interest	4,157	3,113	2,979	2,979	2,979	79,008	95,215
Average Rate	6.06%	5.34%	5.28%	5.28%	5.28%	11.7%

	2011	2012	2013	2014	2015	Thereafter	Total
Variable interest rate—fair value							$308,548
Instruments’ maturities	$184,470	$88,498	$12,106	$5,796	$—	$10,416	$301,286
Instruments’ amortization	4,462	1,455	633	115	123	474	7,262
Interest	9,141	3,634	1,240	660	369	1,272	16,316
Average Rate	5.19%	5.56%	5.90%	6.13%	5.74%	4.10%
Fixed interest rate—fair value							$706,300
Instruments’ maturities	$100,311	$24,894	$79,195	$334	$256	$10,806	$215,796
Instruments’ amortization	7,382	9,771	8,364	8,495	8,979	447,513	490,504
Interest	35,849	32,605	26,672	25,458	24,963	470,635	616,182
Average Rate	5.92%	5.84%	5.64%	5.61%	5.60%	5.24%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2010. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 16, Transcontinental Realty Investors, Inc.’s management intends to sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

FARMER , FUQUA & HUFF, PC

Plano, Texas

March 31, 2011

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,074,635	$1,520,043
Real estate held for sale at cost, net of depreciation ($0 and $1,252 for 2010 and 2009)	—	5,147
Real estate subject to sales contracts at cost, net of depreciation ($58,579 for 2010 and $13,985 for 2009)	232,495	59,048
Less accumulated depreciation	(94,016)	(137,054)

Total real estate	1,213,114	1,447,184
Notes and interest receivable
Performing (including $66,011 in 2010 and $40,587 in 2009 from affiliates and related parties)	71,766	48,051
Less allowance for estimated losses	(4,741)	(2,804)

Total notes and interest receivable	67,025	45,247
Cash and cash equivalents	11,259	5,665
Investments in unconsolidated subsidiaries and investees	8,146	9,358
Other assets	85,217	100,833

Total assets	$1,384,761	$1,608,287

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$831,322	$1,121,737
Notes related to assets held for sale	—	5,002
Notes related to subject to sales contracts	190,693	61,886
Affiliate payables	47,261	50,163
Deferred revenue (from sales to related parties)	89,132	60,678
Accounts payable and other liabilities (including $1,486 in 2010 and $163 in 2009 from affiliates and related parties)	49,196	63,405

	1,207,604	1,362,871
Shareholders’ equity:
Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2010 and 2009 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2010 and 2009 respectively	1	1
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 8,113,669 and outstanding 8,113,469 and 8,113,669 for 2010 and 2009	81	81
Treasury stock at cost; 200 and 0 shares in 2010 and 2009	(2)	—
Paid-in capital	261,072	262,118
Retained earnings	(101,914)	(34,718)
Accumulated other comprehensive income	—	—

Total Transcontinental Realty Investors, Inc. shareholders’ equity	159,238	227,482
Non-controlling interest	17,919	17,934

Total equity	177,157	245,416

Total liabilities and equity	$1,384,761	$1,608,287

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $2,248 and $3,115 and $2,754 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	$129,862	$130,855	$117,623
Expenses:
Property operating expenses (including $1,684 and $2,033 and $1,855 for year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	73,974	73,602	73,298
Depreciation and amortization	26,769	25,085	18,921
General and administrative (including $3,065 and $4,315 and $5,355 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	8,481	11,063	10,349
Provision on impairment of notes receivable and real estate assets	24,502	42,513	7,417
Advisory fee to affiliate	11,919	11,903	12,064

Total operating expenses	145,645	164,166	122,049

Operating loss	(15,783)	(33,311)	(4,426)
Other income (expense):
Interest income (including $4,406 and $4,142 and $1,152 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	5,187	5,407	3,227
Other income	8,406	3,631	3,904
Mortgage and loan interest (including $3,345 and $2,566 and $2,729 for the year ended 2010 and 2009 and 2008 respectively from affiliates and related parties)	(62,737)	(61,054)	(63,412)
Earnings from unconsolidated subsidiaries and investees	(958)	(451)	(1,096)
Litigation Settlement	—	356	—

Total other expenses	(50,102)	(52,111)	(57,377)

Loss before gain on land sales, non-controlling interest, and tax	(65,885)	(85,422)	(61,803)
Gain (loss) on land sales	(15,155)	6,296	4,798

Loss from continuing operations before tax	(81,040)	(79,126)	(57,005)
Income tax benefit	4,911	156	33,441

Net loss from continuing operations	(76,129)	(78,970)	(23,564)

Discontinued operations:
Income (loss) from discontinued operations	3,113	(3,971)	(15,676)
Gain on sale of real estate from discontinued operations	10,781	3,524	104,411
Income tax expense from discontinued operations	(4,863)	(156)	(33,616)

Net income (loss) from discontinued operations	9,031	(603)	55,119
Net income (loss)	(67,098)	(79,573)	31,555
Net (income) loss attributable to non-controlling interest	(98)	(125)	654

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(67,196)	(79,698)	32,209
Preferred dividend requirement	(1,073)	(1,023)	(975)

Net income (loss) applicable to common shares	$(68,269)	$(80,721)	$31,234

Earnings per share—basic
Loss from continuing operations	$(9.53)	$(9.87)	$(2.95)
Income (loss) from discontinued operations	1.11	(0.07)	6.82

Net income (loss) applicable to common shares	$(8.42)	$(9.94)	$3.87

Earnings per share—diluted
Loss from continuing operations	$(9.53)	$(9.87)	$(2.95)
Income (loss) from discontinued operations	1.11	(0.07)	6.82

Net income (loss) applicable to common shares	$(8.42)	$(9.94)	$3.87

Weighted average common share used in computing earnings per share	8,113,575	8,113,669	8,086,640
Weighted average common share used in computing diluted earnings per share	8,113,575	8,113,669	8,086,640

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(76,129)	$(78,970)	$(23,564)
Income (loss) from discontinued operations	9,031	(603)	55,119

Net income (loss)	$(67,098)	$(79,573)	$31,555

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2010

(dollars in thousands)

	Total	Comprehensive Income (Loss)	Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
				Shares	Amount
Balance, December 31, 2007	$287,102	$8,466	$1	8,113,669	$81	$(577)	$274,733	$12,771	$(1,528)	$1,621
Unrealized loss on foreign currency translation	9,685	9,685	—	—	—	—	—	—	9,685	—
Unrealized gain on investment securities	(5,582)	(5,582)	—	—	—	—	—	—	(5,582)	—
Series D preferred stock dividends (7% per year)	(765)	—	—	—	—	—	(765)	—	—	—
Series C preferred stock dividends	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	31,555	31,555	—	—	—	—	—	32,209	—	(654)
Sale of controlling interest	(10,468)	—	—	—	—	—	(10,468)	—	—	—
Acquisition of controlling interest	12,802	—	—	—	—	—	—	—	—	12,802
Repurchase/sale of treasury shares, net	577	—	—	—	—	577	—	—	—	—

Balance, December 31, 2008	$324,696	$44,124	$1	$8,113,669	$81	$—	$263,290	$44,980	$2,575	$13,769

Unrealized gain on investment securities	(2,575)	(2,575)	—	—	—	—	—	—	(2,575)	—
Series D preferred stock dividends (7% per year)	(813)	—	—	—	—	—	(813)	—	—	—
Series C preferred stock dividends	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	(79,573)	(79,573)	—	—	—	—	—	(79,698)	—	125
Sale of controlling interest	(149)	—	—	—	—	—	(149)	—	—	—
Acquisition of controlling interest	4,040	—	—	—	—	—	—	—	—	4,040
Repurchase/sale of treasury shares, net	—		—	—	—		—	—	—	—

Balance, December 31, 2009	$245,416	$(38,024)	$1	$8,113,669	$81	$—	$262,118	$(34,718)	$—	$17,934

Series D preferred stock dividends (7% per year)	(863)	—	—	—	—	—	(863)	—	—	—
Series C preferred stock dividends (8.5% per year)	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	(67,098)	(67,098)	—	—	—	—	—	(67,196)	—	98
Sale of controlling interest	49	—	—	—	—	—	27	—	—	22
Acquisition of controlling interest	(89)	—	—	—	—	—	—	—	—	(89)
Distributions to non-controlling interests	(46)	—	—	—	—	—	—	—	—	(46)
Repurchase/sale of treasury shares, net	(2)		—	—	—	(2)	—	—	—	—

Balance, December 31, 2010	$177,157	$(105,122)	$1	$8,113,669	$81	$(2)	$261,072	$(101,914)	$—	$17,919

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income applicable to common shares	$(68,269)	$(80,721)	$31,234
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	15,155	(6,296)	(4,798)
Gain on sale of income producing properties	(10,781)	(3,524)	(104,411)
Depreciation and amortization	28,302	29,813	25,228
Provision on impairment of notes receivable and real estate assets	24,502	42,513	7,417
Amortization of deferred borrowing costs	2,613	3,698	7,110
Earnings due to non-controlling interest	98	4,165	(654)
Earnings from unconsolidated subsidiaries and investees	754	287	(5,210)
(Increase) decrease in assets:
Accrued interest receivable	(1,869)	2,018	(1,749)
Other assets	8,971	(2,783)	395
Prepaid expense	551	(494)	(1,182)
Escrow	8,476	(3,222)	(21,758)
Earnest money	850	(1,723)	1,618
Rent receivables	(2,276)	(422)	(819)
Increase (decrease) in liabilities:
Accrued interest payable	1,764	(2,217)	(2,983)
Affiliate payables	(2,902)	(12,204)	62,367
Other liabilities	(14,210)	3,526	28,602

Net cash provided by (used in) operating activities	(8,271)	(27,586)	20,407
Cash Flow From Investing Activities:
Proceeds from notes receivables	3,967	8,000	(4,487)
Originations of notes receivables	(29,455)	—	—
Acquisition of land held for development	(4,937)	(11,844)	(54,744)
Proceeds from sales of income producing properties	206,143	34,647	162,859
Proceeds from sale of land	55,171	36,289	16,382
Investment in unconsolidated real estate entities	458	16,495	14,586
Improvement of land held for development	(4,834)	(10,115)	(1,789)
Improvement of income producing properties	(2,277)	(2,220)	(15,547)
Acquisition of non-controlling interest	—	—	12,148
Sale of non-controlling interest	22	—	—
Investment in marketable equity securities	(89)	2,775	—
Acquisition of income producing properties	—	(5,971)	(64,466)
Construction and development of new properties	(38,346)	(26,134)	(130,151)

Net cash provided by (used in) investing activities	185,823	41,922	(65,209)
Cash Flow From Financing Activities:
Proceeds from notes payable	182,849	55,508	190,444
Recurring amortization of principal on notes payable	(10,655)	(18,588)	(17,111)
Payments on maturing notes payable	(242,795)	(49,522)	(140,202)
Debt assumption by buyer	(97,772)	—	—
Deferred financing costs	(3,539)	(2,052)	5,838
Distributions to non-controlling interests	(46)	—	—
Repurchase of common stock	—	—	577

Net cash provided by (used in) financing activities	(171,958)	(14,654)	39,546

Net decrease in cash and cash equivalents	5,594	(318)	(5,256)
Cash and cash equivalents, beginning of period	5,665	5,983	11,239

Cash and cash equivalents, end of period	$11,259	$5,665	$5,983

Supplemental disclosures of cash flow information:
Cash paid for interest	$61,439	$67,995	$77,247
Cash paid for income taxes, net of refunds	$(48)	$1,728	$—
Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$—	$—	$9,685
Unrealized loss on marketable securities	$—	$(2,575)	$(5,582)
Note receivable allowance	$(1,937)	$—	$(1,500)
Notes receivable received from affiliate	$28,554	$2,341	$—
Note paydown from right to build sale	$—	$1,500	$—
Acquisition of real estate to satisfy note receivable	$—	$(7,748)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2010	2009	2008
	(dollars in thousands)
Net income (loss)	$(67,098)	$(79,573)	$31,555
Other comprehensive income (loss)
Unrealized loss on foreign currency translation	—	—	9,685
Unrealized gain on investment securities	—	(2,575)	(5,582)

Total other comprehensive income (loss)	—	(2,575)	4,103

Comprehensive income (loss)	(67,098)	(82,148)	35,658
Comprehensive (income) loss attributable to non-controlling interest	(98)	(125)	654

Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(67,196)	$(82,273)	$36,312

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

Certain balances for 2008 and 2009 have been reclassified to conform to the 2010 presentation.

NOTE 1. ORGANIZATION	AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification.    The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature

Organization and business.    TCI, a Nevada corporation, is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2010, ARL through subsidiaries owned 83.3% of the outstanding TCI common shares.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol (NYSE:TCI). TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company has owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding. In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constitutes approximately 85.2% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

TCI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT. The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT. The officers of TCI also serve as officers of ARL, IOT and Prime.

TCI’s contractual advisor is Prime, the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”) which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Prime also serves as advisor to ARL and IOT. As the contractual advisor, Prime is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. TCI has no employees. Employees of Prime render services to TCI in accordance with the terms of the Advisory Agreement.

Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provides management services for our commercial properties. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. TCI engages third party companies to lease and manage its apartment properties. Triad receives a fee for its property management services. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management”.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2010, we owned 45 residential apartment communities comprising of 8,085 units, five apartment

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

projects in development, 26 commercial properties comprising an aggregate of approximately 5.0 million square feet, and an investment in 5,605 acres of undeveloped and partially developed land.

Basis of presentation.    The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which the we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. TCI’s investments in ARL and Garden Centura, LP are accounted for under the equity method.

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10-40 years; furniture, fixtures and equipment—5-10 years). We continually evaluate the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held for sale.    We periodically classify real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortize them over the related lease term.

Fair value measurement.    We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Recognition of revenue.    Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the lease term. In accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Earnings per share.    Income (loss) per share is presented in accordance with ASC 620 “Earnings per Share”. Income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during each year.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 2. REAL	ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2010	2009
Apartments	$608,335	$712,149
Apartments under construction	47,178	5,296
Commercial properties	215,386	409,301
Land held for development	203,736	393,297
Real estate held for sale	—	6,399
Real estate subject to sales contract	291,074	73,033

Total real estate	1,365,709	1,599,475
Less accumulated deprecation	(152,595)	(152,291)

	$1,213,114	$1,447,184

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Depreciation is computed on a straight line basis over the estimated useful lives of the assets as follows:

Land improvements	25 to 40 years
Buildings and improvements	10 to 40 years
Tenant improvements	Shorter of useful life or terms of related lease
Furniture, fixtures and equipment	3 to 7 years

Provision for Asset Impairments:

In 2010, the provision for allowance and impairments was related to our receivables and our investments in unconsolidated entities and other investees. Provision for allowance on notes receivable and impairment was $24.5 million for the twelve months ended December 31, 2010. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $18.3 million in land we currently hold, and $4.3 million in impairment on notes receivable. In 2009, we recorded a $42.5 million allowance in the investment portfolio of $1.9 million in commercial properties we currently hold, $3.0 million in land we currently hold and the remainder was land sold during the current year or subsequent to year end.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a brief description of the most significant property acquisitions and sales in 2010.

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. This land was purchased for the development of Blue Ridge apartments, a 290-unit apartment complex. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. In addition, we paid $0.1 million in commissions and closing costs. The seller financing accrues interest, payable monthly, at 8.0% and matures on March 18, 2011.

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas, for a sales price of $1.6 million. The existing loan of $1.4 million, secured by the property, was paid off at close. We recorded a loss on sale of $0.4 million on the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company related subsidiaries, all related parties under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit apartment complex located in Longview, Texas,. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On July 30, 2010, we purchased 8.91 acres of Sonoma Court land located in Rockwall, Texas, for $0.9 million. This land was purchased for the development of Sonoma Court apartments, a 124-unit apartment complex. We financed the transaction with a $0.9 million draw on a construction loan with a commercial lender.

On July 30, 2010, we purchased 9.78 acres of Texas Plaza land located in Irving, Texas from ARL for $1.7 million. We assumed the existing mortgage of $0.4 million.

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

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

On August 4, 2010, we sold 6.51 acres of land known as Hines Meridian land located in Irving, Texas, for a sales price of $2.0 million. We received $0.4 million in cash, after paying in full the existing debt of $0.9 million and providing seller financing of $0.5 million. The note accrues interest at 8.0% and is payable at maturity on August 11, 2011. We recorded a gain of $0.6 million on the sale of the land parcel.

On August 30, 2010, we sold the Mason Park apartments, a 312-unit complex located in Katy, Texas, for a sales price of $22.9 million. We recorded a gain of $0.3 million on the sale of the apartment.

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On September 28, 2010, we sold the Baywalk apartments, a 192-unit complex located in Galveston, Texas, for a sales price of $8.6 million. We recorded a gain of $1.8 million on the sale of the apartment.

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, TCI remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by TCI as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 4, 2015.

On October 5, 2010, we sold the Island Bay apartments, a 458-unit complex located in Galveston, Texas, for a sales price of $15.0 million. The existing mortgage of $14.0 million is secured by the property. Ownership of the property transferred to the existing lender and the result was a gain of $4.1 million.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to TCI. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On November 3, 2010, we sold 8.0 acres of land known as Alliance Hickman land located in Tarrant County, Texas, for a sales price of $1.3 million. The existing loan of $0.7 million, secured by the property, was paid off at close. We recorded a gain of $0.2 million on the sale of the land parcel.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On November 30, 2010, we sold the Kingsland Ranch apartments, a 398-unit complex located in Katy, Texas, for a sales price of $29.3 million. We recorded a gain of $4.2 million on the sale of the apartment.

On December 23, 2010, we sold 32 properties, consisting of six commercial buildings comprising an aggregate of 1.4 million square feet, 3,325 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $191.9 million. The buyer assumed the existing mortgages of $137.6 million secured by the properties and we provided $54.3 million in seller financing notes with a five-year term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015.We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 30, 2010, we sold 51.71 acres of land known as Alliance Centurion 52 land located in Tarrant County, Texas, for a sales price of $2.0 million. The existing loan of $2.0 million, secured by the property, was paid off at close. We recorded a loss of $0.7 million on the sale of the land parcel.

On December 30, 2010, we sold a parking garage known as 217 Rampart located in New Orleans, Louisiana for a sales price of $0.5 million. The existing loan of $0.4 million, secured by the property, was paid off at close. We recorded a loss of $1.7 million on the sale of the parking garage.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3.    NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, L.P.	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
ABC Land & Development, Inc.(1)	10/15	10.00%	5,779	Marina Landing (256 Unit Apartment Complex)
Dallas Fund XVII L.P.	10/09	9.00%	1,432	Assignment of partnership interest
Garden Centura, L.P.(1)	N/A	7.00%	3,056	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas)(1)	12/27	5.25%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas)(1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	2,137	Various secured interest
Miscellaneous related party notes(1)	Various	Various	393	Various secured interest
Ocean Beach Partners, L.P.(1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Unified Housing Foundation, Inc. (Cliffs of El Dorado)(1)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station)(1)	12/27	5.25%	1,668	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)(1)	12/27	5.25%	7,720	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/27	5.25%	8,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Marquis at Vista Ridge)(1)	12/27	5.25%	439	100% Interest in Housing for Seniors of Lewisville LLC
Unified Housing Foundation, Inc. (Parkside Crossing)(1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)(1)	12/27	5.25%	9,986	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)(1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			3,174

Total Performing			$71,766
Allowance for estimated losses			(4,741)

Total			$67,025

(1)	Related party notes

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2010, 4.8% of our assets were invested in junior and wraparound mortgage loans.

Effective 2009, interest income is recorded on cash flow notes receivable when cash is received, and no accrued interest income is recorded on non-performing notes receivable.

As of December 31, 2010, the obligors on $66.0 million or 93.9% of the mortgage notes receivable portfolio were due from affiliated entities. At December 31, 2010, 4.8% of our assets were invested in notes and interest receivable.

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and increased in 2010 and 2008. There were no additional allowances for receivables in 2009; our allowance decreased in 2009 due to a loan pay off that had an allowance, as shown below (dollars in thousands):

	2010	2009	2008
Balance January 1,	$2,804	$3,293	$1,978
(Decrease) Increase in provision	1,937	(489)	1,315

Balance December 31,	$4,741	$2,804	$3,293

NOTE 5.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company. Income Opportunity Investors, Inc. (“IOT”) is a related entity and as of July, 2009 is now a fully consolidated subsidiary. ARL is considered as an unconsolidated subsidiary.

Investments accounted for via the equity method consists of the following:

Investee	Percent ownership
	2010	2009	2008
American Realty Investors, Inc.(1)	2.47%	2.46%	2.53%
Garden Centura, L.P.(2)	5.00%	5.00%	5.00%
Income Opportunity Investors, Inc.(3)	N/A	N/A	25.00%

(1)	Unconsolidated subsidiary
(2)	Other Investees
(3)	Consolidated Subsidiary as of 7/09

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P., in the amount of 2.47% and 5.0% respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2010, 2009 and 2008 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$211,367	$74,573	$285,940
Notes Receivable	24,868	—	24,868
Other assets	184,735	5,333	190,068
Notes payable	(232,952)	(48,258)	(281,210)
Other liabilities	(119,425)	(2,815)	(122,240)
Shareholders equity/partners’ capital	$(68,593)	$(28,833)	$(97,426)

Rents and interest and other income	$31,857	$6,428	$38,285
Depreciation	(2,593)	(3,089)	(5,682)
Operating expenses	(59,153)	(3,858)	(63,011)
Gain on land sales	5,335	—	5,335
Interest expense	(16,559)	(3,271)	(19,830)

Loss from continuing operations	(41,113)	(3,790)	(44,903)
Income from discontinued operations	8,298	—	8,298

Net loss	$(32,815)	$(3,790)	$(36,605)

Company’s proportionate share of earnings	$(812)	$(190)	$(1,002)

2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$236,413	$77,043	$313,456
Notes Receivable	41,176	—	41,176
Other assets	174,038	6,466	180,504
Notes payable	(233,490)	(48,261)	(281,751)
Other liabilities	(111,780)	(2,625)	(114,405)
Shareholders equity/partners’ capital	$(106,358)	$(32,623)	$(138,981)

Rents and interest and other income	$37,177	$9,819	$46,996
Depreciation	(2,530)	(3,215)	(5,745)
Operating expenses	(34,290)	(3,912)	(38,202)
Gain on land sales	5,309	—	5,309
Interest expense	(17,707)	(3,157)	(20,864)

Loss from continuing operations	(12,041)	(465)	(12,506)
Income from discontinued operations	6,518	—	6,518

Net loss	$(5,523)	$(465)	$(5,988)

Company’s proportionate share of earnings	$(136)	$(23)	$(159)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$274,242	$79,436	$353,678
Notes Receivable	82,840	—	82,840
Other assets	229,082	6,841	235,923
Notes payable	(276,318)	(50,723)	(327,041)
Other liabilities	(123,299)	(2,466)	(125,765)
Shareholders equity/partners’ capital	$(186,547)	$(33,088)	$(219,635)

Rents and interest and other income	$46,278	$10,997	$57,275
Depreciation	(2,613)	(3,032)	(5,645)
Operating expenses	(45,072)	(4,149)	(49,221)
Gain on land sales	31,519	—	31,519
Interest expense	(20,002)	(3,336)	(23,338)
Involuntary conversion	7,356	—	7,356
Income tax benefit	2,676	—	2,676

Income from continuing operations	$20,142	$480	$20,622
Income from discontinued operations	1,086	—	1,086

Net income	$21,228	$480	$21,708

Company’s proportionate share of earnings	$6,517	$24	$6,541

NOTE 6.    NOTES AND INTEREST PAYABLE

The scheduled principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

2011	$296,625
2012	124,618
2013	100,298
2014	14,740
2015	9,358
Thereafter	469,209

$1,014,848

Interest payable at December 31, 2010 was $7.2 million. Interest accrues at rates ranging from 2.0% to 13.0% per annum, and mature between 2011 and 2051. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.0 billion. Of the total notes payable, the senior debt is $981.7 million, junior debt is $26.6 million, and other debt is $6.6 million. Included in senior debt are property tax loans of $2.2 million.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions are discussed below:

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender, and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

monthly, at 8.0% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments, a 290-unit complex. The note accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

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

On March 30, 2010, we refinanced the existing mortgage on Spyglass apartments, a 256-unit complex located in Mansfield, Texas, for a new mortgage of $15.8 million. We paid off the existing mortgage of $15.5 million and $0.4 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 37-year amortization schedule, maturing on April 1, 2047.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Denton, Texas. The loan accrues interest at 5.05%, payable monthly as interest only, until March 1, 2012. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On November 30, 2010, we refinanced the existing mortgage on Dakota Arms apartments, a 208-unit complex located in Lubbock, Texas, for a new mortgage of $12.5 million. We paid down the existing debt of $12.0 million and $0.5 million in closing costs. The note accrues interest at 4.28% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on River Oaks apartments, a 180-unit complex located in Wylie, Texas, for a new mortgage of $9.9 million. We paid down the existing debt of $9.4 million and $0.5 million in closing costs. The note accrues interest at 3.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on Wildflower Villas apartments, a 220-unit complex located in Temple, Texas, for a new mortgage of $13.9 million. We paid down the existing debt of $13.4 million and $0.5 million in closing costs. The note accrues interest at 4.27% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On December 30, 2010, we refinanced the existing mortgage on Windsong apartments, a 188-unit complex located in Fort Worth, Texas, for a new mortgage of $10.7 million. We paid down the existing debt of $10.3 million and $0.4 million in closing costs. The note accrues interest at 4.25% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on January 1, 2051.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and may or may not have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7. RELATED	PARTY TRANSACTIONS AND FEES

The Advisory Agreement provides for Prime or an affiliate of Prime to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. Cost reimbursements are allocated based on the relative market values of the Company’s assets. The fees paid to our advisor and cost reimbursements are detailed below (dollars in thousands):

	2010	2009	2008
Fees:
Advisory fee	$11,919	$11,903	$12,064
Construction supervision	1,761	941	3,409
Mortgage brokerage and equity refinancing	1,569	592	176
Net income fee	100	115	3,041
Property acquisition	31	41	1,041
Sales incentive fee	—	—	7,953

	$15,380	$13,592	$27,684

Cost reimbursements	$3,250	$3,733	$4,372

Rent revenue	$2,248	$3,434	$2,754

Interest paid (received)	$2,350	$1,593	$(500)

Fees paid to Triad, an affiliate, Regis I and related parties:

	2010	2009	2008
Fees:
Property acquisition	$106	$136	$2,910
Property and construction management and leasing commissions	1,905	2,124	2,808
Real estate brokerage	1,497	1,129	4,724

	$3,508	$3,389	$10,442

Rents received from Prime and its affiliates for TCI-owned properties in 2010, 2009, and 2008 include Addison Hanger, Browning Place, Eagle Crest, Fenton Center, One Hickory, Senlac, Thermalloy, and Two Hickory.

As of December 31, 2010, TCI has notes and interest receivable of $66.0 million due from related parties. See discussion in Part 2, Item 8. “Notes and Interest Receivable”.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2010 (dollars in thousands):

	Prime	ARI	Total
Balance, December 31, 2009	$(50,163)	$—	$(50,163)
Cash transfers	9,819		9,819
Advisory fees	(11,919)		(11,919)
Net income fee	(100)		(100)
Cost reimbursements	(3,250)		(3,250)
Interest to Prime	(2,350)		(2,350)
Commissions to Prime/Regis	(3,203)		(3,203)
Construction supervision fees	(1,761)		(1,761)
Regis incentive fees	6,802		6,802
POA fees	(361)		(361)
Expenses paid by advisor	4,304		4,304
Financing (mortgage payments)	2,169		2,169
Note receivable with affiliate	4,778		4,778
Sales/Purchases transactions	341		341
Intercompany property transfers	(2,367)		(2,367)
Purchase of obligations	47,261	(47,261)	—

Balance, December 31, 2010	$—	$(47,261)	$(47,261)

Below are sales and acquisitions that involve a related party:

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company related subsidiaries, all related parties under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit apartment complex located in Longview, Texas. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On July 30, 2010, we purchased 9.78 acres of Texas Plaza land located in Irving, Texas from ARL for $1.7 million. We assumed the existing mortgage of $0.4 million.

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

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

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, TCI remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by TCI as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 4, 2015.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to TCI. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On December 23, 2010, we sold 32 properties, consisting of six commercial buildings comprising an aggregate of 1.4 million square feet, 3,325 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $191.9 million. The buyer assumed the existing mortgages of $137.6 million secured by the properties and we provided $54.3 million in seller financing notes with a five-year term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 8. DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2010, 2009, or 2008. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9. PREFERRED	STOCK

TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $7.00 per share annually or $1.75 per quarter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90.0% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2010, 30,000 shares of Series C Preferred Stock were issued and outstanding.

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

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. As of December 31, 2010, 10,000 options were outstanding and were exercisable at $14.25 per share.

NOTE 11. INCOME	TAXES

For 2010 and 2009, TCI had net losses for federal tax purposes and for 2008, TCI had a net taxable loss for federal income tax purposes after the use of tax loss carry forwards.

During 2009, TCI acquired stock of Income Opportunity Realty Investors, Inc. (IOT), such that more than 80% of IOT was owned by TCI. As a result, IOT joined the ARL consolidated group and joined a Tax Sharing and Compensating Agreement with TCI and ARL. The income tax expense (benefit) for 2010 and 2009 in the accompanying financial statement was calculated under the Tax Sharing and Compensating Agreement. In 2008 the agreement between ARL and TCI only was in effect. For 2010, ARL, TCI and IOT had net losses. For 2009, ARL and TCI had net losses and IOT had net income. In 2008, ARI had a net loss and TRI had net income. For

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2010 and 2009 TCI recorded no federal tax (benefit) or expense. For 2008 TCI recorded a Federal tax expense of $175,000. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense is attributable to:

	2010	2009	2008
Income from continuing operations	($26,645)	($28,614)	($33,461)
Income from discontinued operations	26,645	28,614	33,636

	$0	$0	$175

There was no deferred tax expense (benefit) recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2010	2009	2008
Computed “expected” income tax (benefit) expense	$(24,627)	$(27,315)	$11,273
Book to tax differences for partnerships not consolidated for tax purposes	(3,636)	9,428	6,909
Book to tax differences for depreciation and amortization	1,544	1,467	1,003
Book to tax differences in gains on sale of property	6,056	(12,216)	(20,033)
Book to tax differences from insurance proceeds	0	0	0
Use of net operating loss carryforward	0	0	(2,522)
Book provision for loss	8,576	3,990	2,450
Partial valuation allowance against current net operating loss benefit	11,324	24,148	0
Other	763	498	1,095

	$0	$0	$175

Alternative minimum tax	$0	$0	$0

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2010	2009	2008
Net operating losses	$55,746	$46,380	$15,552
AMT credits	1,374	1,374	1,210
Basis difference of:
Real estate holdings	(38,495)	(46,124)	(34,829)
Notes receivable	6,678	5,899	5,962
Investments	(5,495)	(5,691)	(4,469)
Notes payable	41,565	52,007	32,143
Net deferred tax asset from IOT	0	0	0
Deferred gains	26,025	15,078	9,932

Total	$87,398	$68,923	$25,655
Deferred tax valuation allowance	(87,398)	(68,923)	(25,655)

Net deferred tax asset	$—	$—	$—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

TCI has tax net operating loss carryforwards of approximately $143.9 million expiring through the year 2030.

NOTE 12. FUTURE	MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2024. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2010 (dollars in thousands):

2011	$32,750
2012	27,755
2013	17,781
2014	12,935
2015	8,560
Thereafter	15,256

$115,037

NOTE 13. OPERATING	SEGMENTS

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2010, 2009 and 2008 (dollars in thousands):

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/10
Operating revenues	$55,327	$74,029	$—	$368	$138	$129,862
Operating expenses	31,694	39,538	—	2,793	(51)	73,974
Depreciation and amortization	11,888	14,881	—	—	—	26,769
Mortgage and loan interest	16,534	32,747	—	9,361	4,095	62,737
Interest income	—	—	—	—	5,187	5,187
Loss on land sales	—	—	—	(15,155)	—	(15,155)

Segment operating income (loss)	$(4,789)	$(13,137)	$—	$(26,941)	$1,281	$(43,586)

Capital expenditures	1,337	878	—	477	—	2,692
Assets	307,676	593,978	—	311,860	(400)	1,213,114

Property Sales
Sales price	$6,470	$191,617	$—	$28,357	$—	$226,444
Cost of sale	8,376	150,127	—	43,509	—	202,012
Deferred current gain	—	28,803	—	3	—	28,806
Recognized prior deferred gain	—	—	—	—	—	—

Gain (loss) on sale	$(1,906)	$12,687	$—	$(15,155)	$—	$(4,374)

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/09
Operating revenues	$60,981	$70,728	$—	$460	$(1,314)	$130,855
Operating expenses	31,602	40,402	—	1,516	82	73,602
Depreciation and amortization	12,031	13,148	—	40	(134)	25,085
Mortgage and loan interest	16,195	29,192	—	13,628	2,039	61,054
Interest income	—	—	—	—	5,407	5,407
Gain on land sales	—	—	—	6,296	—	6,296

Segment operating income (loss)	$1,153	$(12,014)	$—	$(8,428)	$2,106	$(17,183)

Capital expenditures	1,249	517	—	89	—	1,855
Assets	328,025	718,646	—	395,366	—	1,442,037

Property Sales
Sales price	$8,000	$20,500	$—	$37,678	$—	$66,178
Cost of sale	3,053	15,310	—	31,382	—	49,745
Deferred current gain	1,955	5,190	—	—	—	7,145
Recognized prior deferred gain	—	—	—	—	532	532

Gain on sale	$2,992	$—	$—	$6,296	$532	$9,820

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/08
Operating revenues	$57,223	$59,263	$—	$1,605	$(468)	$117,623
Operating expenses	34,273	33,719	—	5,048	258	73,298
Depreciation and amortization	10,799	8,306	—	(184)	—	18,921
Mortgage and loan interest	17,823	26,736	—	12,881	5,972	63,412
Interest income	—	—	—	—	3,227	3,227
Gain on land sales	—	—	—	4,798	—	4,798

Segment operating loss	$(5,672)	$(9,498)	$—	$(11,342)	$(3,471)	$(29,983)

Capital expenditures	5,045	209	—	544	—	5,798
Assets	338,898	767,528	—	366,347	—	1,472,773

Property Sales
Sales price	$9,383	$111,727	$41,749	$16,382	$—	$179,241
Cost of sale	8,521	34,334	15,593	11,434	—	69,882
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$862	$77,393	$26,156	$4,798	$—	$109,209

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2010	2009	2008
Segment operating loss	$(43,586)	$(17,183)	$(29,983)
Other non-segment items of income (expense)
General and administrative	(8,481)	(11,063)	(10,349)
Advisory fees	(11,919)	(11,903)	(12,064)
Litigation	—	356	—
Provision on impairment of notes receivable and real estate assets	(24,502)	(42,513)	(7,417)
Other income	8,406	3,631	3,904
Equity in earnings of investees	(958)	(451)	(1,096)
Deferred tax benefit	4,911	156	33,441

Loss from continuing operations	$(76,129)	$(78,970)	$(23,564)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2010	2009	2008
Segment assets	$1,213,114	$1,442,037	$1,472,773
Investments in real estate partnerships	8,146	9,358	23,365
Investments in marketable securities	—	—	2,775
Other assets	163,501	151,745	133,136
Assets held for sale	—	5,147	8,018

Total assets	$1,384,761	$1,608,287	$1,640,067

NOTE 14. DISCONTINUED	OPERATIONS

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2010, 2009 and 2008. Income from discontinued operations relates to 11, seven, and 25 properties that were sold or repositioned in 2010, 2009 and 2008, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For Years Ended December 31,
	2010	2009	2008
Revenues
Rental	$11,269	$24,244	$28,998
Property operations	5,598	13,503	16,939

	5,671	10,741	12,059
Expenses
Other income	3,697	84	1,017
Interest	(4,770)	(10,366)	(16,817)
General and administration	(143)	(12)	(941)
Depreciation	(1,545)	(4,582)	(6,306)

	(2,761)	(14,876)	(23,047)

Net gain (loss) from discontinued operations before gains on sale of real estate, taxes and fees	2,910	(4,135)	(10,988)
Gain on sale of discontinued operations	10,781	3,524	104,411
Equity in investee	203	164	6,306
Net income fee to affiliate	—	—	(3,041)
Net sales fee to affiliate	—	—	(7,953)

Income (loss) from discontinued operations	13,894	(447)	88,735
Tax expense	(4,863)	(156)	(33,616)

Income (loss) from discontinued operations	$9,031	$(603)	$55,119

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010, 2009 and 2008 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2010, 2009 and 2008 (unaudited, dollars in thousands):

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$32,803	$32,768	$32,139	$32,152
Total operating expenses	30,108	31,434	29,919	54,184

Operating (loss) income	2,695	1,334	2,220	(22,032)
Other income (expense)	(14,088)	(15,635)	(13,509)	(6,870)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(11,393)	(14,301)	(11,289)	(28,902)
Gain (loss) on land sales	6	(5,640)	(371)	(9,150)
Income tax expense	515	(196)	884	3,708

Net loss from continuing operations	(10,872)	(20,137)	(10,776)	(34,344)

Net income (loss) from discontinuing operations	866	(365)	1,643	6,887

Net loss	(10,006)	(20,502)	(9,133)	(27,457)
Less: net (income) loss attributable to non-controlling interest	(273)	113	178	(116)
Preferred dividend requirement	(262)	(264)	(269)	(278)

Net loss applicable to common shares	$(10,541)	$(20,653)	$(9,224)	$(27,851)

PER SHARE DATA
Earnings per share—basic
Net loss from continuing operations	$(1.41)	$(2.51)	$(1.34)	$(4.28)
Net income from discontinued operations	0.11	(0.04)	0.20	0.85

Net loss applicable to common shares	$(1.30)	$(2.55)	$(1.14)	$(3.43)

Weighted average common shares used in computing earnings per share	8,113,669	8,113,669	8,113,495	8,113,469

Earnings per share—diluted
Net loss from continuing operations	$(1.41)	$(2.51)	$(1.34)	$(4.28)
Net income from discontinued operations	0.11	(0.04)	0.20	0.85

Net loss applicable to common shares	$(1.30)	$(2.55)	$(1.14)	$(3.43)

Weighted average common shares used in computing diluted earnings per share	8,113,669	8,113,669	8,113,495	8,113,469

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$31,620	$32,435	$33,620	$33,180
Total operating expenses	29,231	57,308	31,783	45,844

Operating (loss) income	2,389	(24,873)	1,837	(12,664)
Other income (expense)	(9,923)	(15,215)	(15,436)	(11,537)

Loss before gain on land sales, non-controlling interest, and taxes	(7,534)	(40,088)	(13,599)	(24,201)
Gain (loss) on land sales	(252)	6,548	—	—
Income tax benefit (expense)	1,079	(526)	(828)	431

Net loss from continuing operations	(6,707)	(34,066)	(14,427)	(23,770)

Net income (loss) from discontinuing operations	(4,161)	2,029	3,196	(1,667)

Net loss	(10,868)	(32,037)	(11,231)	(25,437)
Less: net (income) loss attributable to non-controlling interest	109	89	(62)	(261)
Preferred dividend requirement	(250)	(252)	(254)	(267)

Net loss applicable to common shares	$(11,009)	$(32,200)	$(11,547)	$(25,965)

PER SHARE DATA
Earnings per share—basic
Net loss from continuing operations	$(0.85)	$(4.22)	$(1.81)	$(2.99)
Net income (loss) from discontinued operations	(0.51)	0.25	0.39	(0.21)

Net income (loss) applicable to common shares	$(1.36)	$(3.97)	$(1.42)	$(3.20)

Weighted average common shares used in computing earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

Earnings per share—diluted
Net loss from continuing operations	$(0.85)	$(4.22)	$(1.81)	$(2.99)
Net income (loss) from discontinued operations	(0.51)	0.25	0.39	(0.21)

Net income (loss) applicable to common shares	$(1.36)	$(3.97)	$(1.42)	$(3.20)

Weighted average common shares used in computing diluted earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2008
Total operating revenues	$26,625	$29,201	$30,269	$31,528
Total operating expenses	35,425	27,384	28,809	30,431

Operating (loss) income	(8,800)	1,817	1,460	1,097
Other income (expense)	(17,529)	(18,997)	1,131	(21,982)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(26,329)	(17,180)	2,591	(20,885)
Gain on land sales	1,275	2,580	696	247
Income tax benefit (expense)	33,104	451	(3,103)	2,989

Net income (loss) from continuing operations	8,050	(14,149)	184	(17,649)

Net income (loss) from discontinuing operations	59,291	(114)	(6,830)	2,772

Net income (loss)	67,341	(14,263)	(6,646)	(14,877)
Less: net (income) loss attributable to non-controlling interest	—	—	—	654
Preferred dividend requirement	(240)	(240)	(240)	(255)

Net income (loss) applicable to common shares	$67,101	$(14,503)	$(6,886)	$(14,478)

PER SHARE DATA
Earnings per share—basic
Net income (loss) from continuing operations	$0.97	$(1.79)	$(0.01)	$(2.13)
Net income (loss) from discontinued operations	7.34	(0.01)	(0.84)	0.34

Net income (loss) applicable to common shares	$8.31	$(1.80)	$(0.85)	$(1.80)

Weighted average common shares used in computing earnings per share	8,075,453	8,073,659	8,083,882	8,113,669

Earnings per share—diluted
Net income (loss) from continuing operations	$0.95	$(1.79)	$(0.01)	$(2.13)
Net income (loss) from discontinued operations	7.13	(0.01)	(0.84)	0.34

Net income (loss) applicable to common shares	$8.08	$(1.80)	$(0.85)	$(1.80)

Weighted average common shares used in computing diluted earnings per share	8,311,693	8,073,659	8,083,882	8,113,669

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC Topic 360.

NOTE 16     COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.    Management believes that TCI will generate excess cash from property operations in 2011; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Partnership Buyouts.    TCI is the limited partner in five partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

NOTE 17.    EARNINGS PER SHARE

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of ASC 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of December 31, 2010, we have 10,000 shares of stock options outstanding. These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. At December 31, 2010, 2009 and 2008, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 18.    SUBSEQUENT EVENTS

Subsequent to year end, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been taken in 2010 and the sales that were deferred will be recognized in 2011, when ownership transferred to a third party.

During the first three months of 2011, several land parcels owned by various Woodmont entities have been transferred to the lender for credit against the loan balance. These properties were impaired in 2008 and 2009 and we do not anticipate any additional losses. This includes the land parcels Galleria West Hotel, Galleria West Lofts, Galleria East Center Retail and Las Colinas Station.

On January 26, 2011 we sold our investment in TCI Willowbrook Village, Inc. to TX LTS Investments, Inc., a related party under common control, for $7.8 million. This entity owns a 179,741 square foot shopping center in Coldwater, Michigan. The buyer will assume the existing mortgage, secured by the property, of $5.6 million and we provided seller financing for $2.2 million. The note will accrue interest at 6% and will mature on January 26, 2016. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On January 3, 2011, we sold our membership interests in TCI Manhattan 1, LLC to ABCLD Income, LLC, a related party under common control, for $4.1 million. This entity owns 72.138 acres of land in Dallas, TX. The buyer will assume the existing mortgage, secured by the property, of $2.4 million and we provided seller financing for $1.7 million. The note will accrue interest at 6% and will mature on January 3, 2016. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	925	$378	$2,683	$—	$313	$691	$2,683	$3,373	$330	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,676	526	10,556	—	201	526	10,757	11,283	2,149	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,922	287	4,451	—	—	287	4,451	4,738	344	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,335	740	10,435	—	—	740	10,435	11,175	1,537	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	5,137	762	6,856	—	—	762	6,856	7,618	520	2007	04/08	5-40 years
Capitol Hill, Little Rock, AR	8,970	1,860	7,948	—	—	1,860	7,948	9,807	1,294	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,657	186	5,733	—	702	847	5,774	6,621	841	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,527	921	12,644	—	231	921	12,875	13,796	1,924	2004	01/04	40 years
David Jordan Phase II Greenwood, MS	617	51	1,521	—	225	277	1,521	1,798	222	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	649	83	2,115	—	356	439	2,115	2,554	260	2003	01/06	40 years
Desoto Ranch, Desoto, TX	16,205	1,472	17,856	—	—	1,472	17,856	19,328	3,062	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,463	761	18,467	—	24	761	18,491	19,252	847	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,576	1,438	15,094	—	327	1,438	15,420	16,858	3,258	2001	10/01	40 years
Heather Creek, Mesquite, TX	12,008	1,326	12,015	—	—	1,326	12,015	13,341	1,802	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,773	1,693	15,927	—	9	1,693	15,936	17,630	927	2007	10/04	40 years
Laguna Vista, Dallas, TX	17,157	288	20,743	—	497	370	21,158	21,528	2,150	2006	12/04	40 years
Lake Forest, Houston, TX	12,234	335	12,267	—	1,435	335	13,702	14,037	1,827	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,558	1,318	17,215	—	697	1,318	17,912	19,230	1,535	2006	07/05	40 years
Mansions of Mansfield, Mansfield, TX	16,050	977	17,799	—	—	977	17,799	18,775	778	2009	09/05	40 years
Mariposa Villas, Dallas, TX	11,822	788	13,131	—	—	788	13,131	13,918	1,764	2002	01/02	40 years

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
(dollars in thousands)
Apartments (cont’d)
Mission Oaks, San Antonio, TX	15,096	1,266	16,627	—	212	1,266	16,839	18,105	1,512	2005	05/05	40 years
Monticello Estate, Monticello, AR	511	36	1,493	—	263	285	1,508	1,793	196	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,759	1,301	14,525	—	—	1,301	14,525	15,826	488	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	2,893	340	3,061	—	—	340	3,061	3,402	953	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	13,171	571	14,390	—	102	571	14,492	15,063	807	2007	06/02	40 years
Parc at Maumelle, Little Rock, AR	16,229	1,153	17,688	—	617	1,153	18,305	19,458	1,731	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,674	960	12,226	—	486	960	12,713	13,673	1,269	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,067	1,482	22,993	—	266	1,749	22,993	24,742	1,347	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,541	1,744	16,876	—	144	1,744	17,020	18,764	1,055	2007	10/06	40 years
Portofino, Farmers Branch, TX	20,375	1,729	23,037	—	13	1,729	23,050	24,779	1,311	2007	09/06	40 years
Preserve at Pecan Creek, Denton, TX	14,893	885	16,626	—	—	885	16,626	17,511	962	2008	10/05	40 years
Quail Hollow, Holland, OH	11,129	1,406	12,650	—	—	1,406	12,650	14,056	843	2000	04/08	5-40 years
River Oaks, Wylie, TX	9,849	590	11,674	—	148	590	11,822	12,412	2,306	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	331	23	1,537	—	175	198	1,537	1,736	232	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,261	52	4,007	—	363	297	4,126	4,423	862	2003	01/06	40 years
Savoy of Garland, Garland, TX	10,245	760	11,499	—	147	760	11,646	12,406	348	2009	10/06	5-40 years
Spyglass, Mansfield, TX	15,653	1,280	15,272	—	905	1,291	16,166	17,457	2,572	2002	03/02	40 years
Stonebridge at City Park, Houston, TX	13,993	1,545	14,786	—	97	1,545	14,883	16,428	2,180	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,908	1,882	13,247	—	135	1,882	13,382	15,264	406	2009	08/08	40 years
Treehouse, Irving, TX	5,157	297	2,672	—	—	297	2,672	2,969	456	1974	05/04	5-40 years
Verandas at City View, Fort Worth, TX	17,348	2,005	19,463	—	1,195	2,005	20,658	22,663	3,602	2003	09/01	40 years

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
(dollars in thousands)
Apartments (cont’d)
Vistas of Pinnacle Park, Dallas, TX	19,070	1,750	19,808	—	111	1,750	19,920	21,670	3,196	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,408	1,265	16,540	—	189	1,327	16,666	17,993	2,198	2004	01/04	40 years
Wildflower Villas, Temple, TX	13,916	1,119	15,526	—	122	1,119	15,648	16,768	1,359	2004	03/04	40 years
Windsong, Fort Worth, TX	10,745	790	11,526	—	—	790	11,526	12,316	1,973	2002	07/03	40 years

	$500,483	$42,422	$555,205	$—	$10,709	$45,067	$563,268	$608,335	$61,535
Apartments Under Construction
Blue Ridge, Midland, TX	$17,955	2,259	$15,368	$—	$—	2,259	$15,368	$17,627	$—	—	02/10	—
Lodge at Pecan Creek, Denton, TX	3,550	1,349	1,675	—	—	1,349	1,675	3,024	—	—	10/05	—
Parc at Denham Springs, Lake Charles, LA	15,255	1,022	15,339	—	—	1,022	15,339	16,361	—	—	07/07	—
Sonoma Court, Rockwall, TX	3,682	941	2,720	—	—	941	2,720	3,661	—	—	07/10	—
Toulon, Gautier, MS	6,574	1,621	4,884	—	—	1,993	4,512	6,505	—	—	09/09	—

	$47,016	$7,191	$39,986	$—	$—	$7,564	$39,614	$47,178	$—
Commercial
225 Baronne, New Orleans, LA	$—	1,162	$1,444	$—	$7,301	1,162	$8,745	$9,906	$7,619	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	5,353	211	1,953	—	451	211	2,404	2,616	284	1902	08/06	5-40 years
600 Las Colinas, Las Colinas, TX	35,210	5,751	51,759	—	5,707	5,751	57,466	63,217	9,580	1984	08/05	5-40 years

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
(dollars in thousands)
Commercial (cont’d)
Addison Hanger I, Addison, TX	—	1,616	793	—	49	1,616	843	2,459	418	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,324	—	79	—	1,403	1,402	416	2000	12/99	5-40 years
Alpenloan, Dallas, TX	384	1,061	261	—	—	1,061	261	1,322	17	—	05/08	5-40 years
Browning Place (Park West I), Farmers Branch, TX	32,416	5,096	45,868	—	6,197	5,096	52,065	57,161	7,669	1984	04/05	5-40 years
Clark Garage, New Orleans, LA	—	1,033	9,293	—	26	1,033	9,319	10,352	808	—	08/06	40 years
Ergon Office Building, Jackson, Ms	1,878	201	1,914	—	—	201	1,914	2,115	104	—	11/08	5-40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	—	16	23	16	39	16	—	05/92	40 years
One Hickory Center, Farmers Branch, TX	9,006	1,221	10,993	—	87	1,221	11,080	12,301	1,281	1998	01/00	7-40 years
Senlac VHP, Farmers Branch, TX	628	622	—	—	142	622	142	764	67	—	08/05	40 years
Stanford Center, Dallas, TX	24,844	3,878	34,862	—	208	3,878	35,070	38,948	2,264	—	06/08	5-40 years
Two Hickoy Center, Farmers Branch, TX	9,171	1,150	10,352	—	1,281	1,150	11,634	12,784	1,939	2000	06/05	3-40 years

	$118,890	$23,026	$170,815	$—	$21,545	$23,026	$192,361	$215,386	$32,482
Land
1013 Common St, New Orleans, LA	$—	579	$—	$—	$159	738	$—	$738	$—	—	08/98	—
Alliance Airport, Tarrant County, TX	490	895	—	—	—	895	—	895	—	—	05/05	—
Audubon, Adams County, MS	—	519	—	—	297	815	—	815	—	—	—	—
Cooks Lane Land, Ft. Worth, TX	511	1,046	—	—	10	1,056	—	1,056	—	—	06/04	—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Cost Capitalized Subsequent to	Gross Amounts of Which						Life on Which Depreciation In Latest Statement of Operation is Computed
		Initial Cost			Acquisition	Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Land (cont’d)
Copperridge, Dallas, TX	4,326	6,392	—	—	1,119	7,510	—	7,510	—	—	01/08	—
Dedeaux, Gulfport, MS	1,520	1,612	—	—	46	1,658	—	1,658	—	—	10/06	—
Denham Springs, Denham Springs, LA	230	339	—	—	—	339	—	339	—	—	08/08	—
Denton (Andrew B), Denton, TX	507	895	—	—	8	903	—	903	—	—	12/05	—
Denton (Andrew C), Denton, TX	144	318	—	—	—	318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	766	1,848	—	—	—	1,848	—	1,848	—	—	07/09	—
Desoto Ranch, Desoto, TX	499	898	—	—	27	925	—	925	—	—	10/04	—
Galleria East Center Retail, Dallas, TX	19,057	25,653	—	—	11,765	37,418	—	37,418	—	—	11/06	—
Galleria West Hotel, Dallas, TX	1,225	1,681	—	—	487	2,169	—	2,169	—	—	11/06	—
Galleria West Lofts, Dallas, TX	5,230	6,094	—	—	3,349	9,443	—	9,443	—	—	11/06	—
Gautier Land, Gautier, MS	750	2,526	—	—	127	2,653	—	2,653	—	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,710	3,131	—	—	387	3,518	—	3,518	—	—	03/08	—
Hunter Equities Land, Dallas, TX	—	398	—	—	—	398	—	398	—	—	07/08	—
Jackson Capital City Center, Jackson,MS	8,416	8,986	—	—	4,469	13,455	—	13,455	—	—	11/08	—
Keller Springs Lofts, Addison, TX	2,695	3,378	—	—	2,388	5,766	—	5,766	—	—	10/06	—
Kinwest Manor, Irving, TX	1,108	1,819	—	—	1,707	3,526	—	3,526	—	—	10/06	—
LaDue Land, Farmers Branch, TX	750	1,810	—	—	—	1,810	—	1,810	—	—	07/98	—
Lake Shore Villas, Humble, TX	—	81	—	—	3	84	—	84	—	—	03/02	—
Lamar/Parmer, Austin, TX	1,087	1,589	—	—	615	2,204	—	2,204	—	—	01/00	—
Las Colinas Station, Las Colinas, TX	5,663	6,985	—	—	3,992	10,977	—	10,977	—	—	11/06	—
Las Colinas Village, Las Colinas, TX	7,215	3,484	—	—	2,895	6,379	—	6,379	—	—	11/06	—
Lubbock Land, Lubbock, TX	12	234	—	—	—	234	—	234	—	—	01/04	—
Luna (Carr), Farmers Branch, TX	385	589	—	—	—	589	—	589	—	—	07/05	—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Cost Capitalized Subsequent to	Gross Amounts of Which						Life on Which Depreciation In Latest Statement of Operation is Computed
		Initial Cost			Acquisition	Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Land (cont’d)
Luna Ventures, Farmers Branch TX	1,069	2,934	—	—	—	2,934	—	2,934	—	—	04/08	—
Manhattan Land, Farmers Branch, TX	3,742	24,487	—	(16,981)	169	7,675	—	7,675	—	—	02/00	—
Mansfield Land, Mansfield, TX	880	543	—	—	3	546	—	546	—	—	09/05	—
Mckinney 36, Collin County, TX	3,898	1,948	—	—	—	1,948	—	1,948	—	—	01/98	—
Mckinney Ranch Land, McKinney, TX	14,158	21,402	—	—	744	22,147	—	22,147	—	—	12/05	—
Mira Lago, Farmers Branch, TX	—	59			15	74		74	—	—	05/01	—
Nakash, New York	—	113	—	—	—	113	—	113	—	—	01/93	—
Nicholson Croslin, Dallas, TX	116	181	—	—	—	181	—	181	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	49	78	—	—	—	78	—	78	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	—	390	1,808	—	1,808	—	—	10/07	—
Pioneer Crossing, Austin, TX	1,185	542	—	(72)	952	1,494	—	1,494	—	—	03/06	—
Polo Estates At Bent Tree, Dallas, TX	2,866	4,003	—	—	2,048	6,051	—	6,051	—	—	11/06	—
Seminary West Land, Fort Worth, TX	11	136	—	—	—	136	—	136	—	—	07/01	—
Senlac Land, Farmers Branch, TX	344	656	—	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	912	1,643	—	—	428	2,071	—	2,071	—	—	09/03	—
Southwood Plantation 1394, Tallahassee, FL	578	1,209	—	—	119	1,329	—	1,329	—	—	02/06	—
Texas Plaza Land, Irving, TX	565	1,738	—	—	—	1,738	—	1,738	—	—	12/06	—
Travelers Land (178 acres), Farmers Branch, TX	27,221	24,511	—	—	—	24,511	—	24,511	—	—	11/06	—
Travelers Land (15 acres), Farmers Branch, TX	2,749	1,913	—	—	—	1,913	—	1,913	—	—	11/06	—
Travis Ranch Land, Kaufman County, TX	787	1,030	—	—	—	1,030	—	1,030	—	—	08/08	—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Cost Capitalized Subsequent to	Gross Amounts of Which						Life on Which Depreciation In Latest Statement of Operation is Computed
		Initial Cost			Acquisition	Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Land (cont’d)
Travis Ranch Retail, Kaufman City, TX	—	1,750	—	—	—	1,750	—	1,750	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
US Virgin Islands—Pearl, Us Virgin Islands	3,651	14,031	—	—	2,336	16,367	—	16,367	—	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	400	496	—	—	—	496	—	496	—	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	613	780	—	—	—	780	—	780	—	—	12/05	—
Waco 151 Land, Waco, TX	1,263	2,106	—	—	—	2,106	—	2,106	—	—	04/07	—
Waco Swanson, Waco, TX	1,525	2,725	—	—	—	2,725	—	2,725	—	—	08/06	—
Walker Land, Dallas County, TX	8,219	18,675	—	—	—	18,675	—	18,675	—	—	09/06	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—
Woodmont Reserve	—	—	—	(40,718)	5,226	(35,492)	—	(35,492)	—	—	—	—

	$143,097	$215,155	$—	$(57,771)	$46,280	$203,736	$—	$203,736	$—

Corporate Departments/Investments/Misc.
TCI—Corporate	$12,829	$—	$—	$—	$—	$—	$—	$—	$—	—	—	—

	$12,829	$—	$—	$—	$—	$—	$—	$—	$—
Total Properties Held for Investment	$822,315	$287,794	$766,005	$(57,771)	$78,535	$279,393	$795,244	$1,074,635	$94,016

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Cost Capitalized Subsequent to	Gross Amounts of Which						Life on Which Depreciation In Latest Statement of Operation is Computed
		Initial Cost			Acquisition	Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Subject to Sales Contract
Commercial
1010 Common, New Orleans, LA	$14,171	$2,895	$13,811	$—	$22,133	$2,895	$35,944	$38,839	$25,480	1971	03/98	5-40 years
Amoco Building, New Orleans, LA	18,750	1,233	3,826	—	6,383	1,233	10,209	11,442	7,543	1974	07/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,368	870	7,830	—	223	870	8,053	8,923	1,586	1979	03/03	5-40 years
Dunes Plaza, Michigan City, IN	3,296	1,343	5,264	(1,851)	1,541	1,529	4,768	6,297	3,181	1978	03/92	5-40 years
Eton Square, Tulsa, OK	9,213	1,469	13,219	—	4,125	1,469	17,345	18,814	5,496	1985	09/99	5-40 years
Fenton Center (Park West II), Farmers Branch, TX	60,692	6,968	62,712	—	5,077	6,968	67,789	74,757	8,120	—	01/07	5-40 years
Parkway North, Dallas, TX	2,879	1,173	4,692	—	2,102	1,173	6,794	7,968	3,256	1980	02/98	2-40 years
Signature Building, Dallas, TX	1,242	1,075	2,482	—	592	1,116	3,033	4,149	1,168	1985	02/99	5-40 years
Teleport, Las Colinas, TX	29	642	28	—	—	642	28	670	2	—	05/08	5-40 years
Thermalloy, Farmers Branch, TX	59	791	1,061	—	—	791	1,061	1,852	68	—	05/08	5-40 years
Westgrove Air Plaza, Addison, TX	2,233	211	1,898	(1,923)	645	228	602	830	1,661	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,239	851	7,663	—	296	851	7,959	8,811	1,018	1991	10/05	5-40 years

	$124,171	$19,521	$124,486	$(3,774)	$43,117	$19,765	$163,586	$183,351	$58,579
Land
Ackerley Land, Dallas, TX	$4	$150	$—	$—	$—	$150	$—	$150	$—	—	06/08	—
Archon Land, Irving, TX	4,500	6,671	—	(1,255)	—	5,416	—	5,416	—	—	07/08	—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Cost Capitalized Subsequent to	Gross Amounts of Which						Life on Which Depreciation In Latest Statement of Operation is Computed
		Initial Cost			Acquisition	Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Land (cont’d)
Centura Land, Dallas, TX	7,121	11,535	—	—	709	12,244	—	12,244	—	—	12/02	—
Creekside, Fort Worth, TX	495	2,201	—	—	—	2,201	—	2,201	—	—	07/06	—
Crowley, Fort Worth, TX	422	1,569	—	—	—	1,569	—	1,569	—	—	07/06	—
Diplomat Drive, Farmers Branch, TX	554	1,775	—	—	—	1,775	—	1,775	—	—	12/06	—
Dominion Tract, Dallas, TX	1,221	2,393	—	—	—	2,393	—	2,393	—	—	03/99	—
Eagle Crest, Dallas, TX	2,369	2,066	—	—	58	2,124	—	2,124	—	—	10/09	—
Fortune Drive, Irving, TX	1,002	1,748	—	—	—	1,748	—	1,748	—	—	03/08	—
Hollywood Casino Tract I, Farmers Branch, TX	2,220	4,249	—	—	135	4,383	—	4,383	—	—	06/02	—
Kaufman—Adams, Kaufman County, TX	357	823	—	—	—	823	—	823	—	—	05/08	—
Kaufman—Bridgewood, Kaufman County, TX	115	262	—	—	21	282	—	282	—	—	04/08	—
Kaufman—Cogen Land, Forney, TX	2,058	6,109	—	—	—	6,109	—	6,109	—	—	12/05	—
Kaufman—Stagliano, Forney, TX	1,463	4,119	—	—	67	4,185	—	4,185	—	—	06/06	—
Kaufman Taylor, Kaufman County, TX	179	486	—	—	—	486	—	486	—	—	11/05	—
Lacy Longhorn Land, Farmers Branch, TX	1,723	3,870	—	—	—	3,870	—	3,870	—	—	06/04	—
LCLLP (Kinwest/Hackberry), Los Colinas, TX	7,298	4,506	—	—	—	4,506	—	4,506	—	—	12/04	—
Limestone Canyon II, Austin, TX	—	428	—	—	154	582	—	582	—	—	06/00	—
Marine Creek, Ft. Worth, TX	1,672	2,923	—	—	243	3,166		3,166	—	—	06/02	—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

					Cost Capitalized Subsequent to	Gross Amounts of Which						Life on Which Depreciation In Latest Statement of Operation is Computed
		Initial Cost			Acquisition	Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Land (cont’d)
McKinney Ranch (20.8 acres), McKinney, TX	5,259	4,627	—	—		4,627		4,627	—	—	11/09	—
Pac Trust, Farmers Branch, TX	1,237	1,608	—	—	—	1,608	—	1,608	—	—	10/01	—
Pantaze Land, Dallas, TX	299	290	—	—	8	299	—	299	—	—	11/05	—
Payne Land, Los Colinas, TX	13,200	18,803	—	—	325	19,127	—	19,127	—	—	12/04	—
Ridgepoint Drive, Irving, TX	92	189	—	—	—	189	—	189	—	—	12/06	—
Stanley Tools, Farmers Branch, TX	1,324	5,373	—	—	—	5,373	—	5,373	—	—	02/04	—
Temple Land, Temple, TX	3	415	—	—	—	415	—	415	—	—	07/98	—
Three Hickory, Dallas, TX	5	1,161	—	—	48	1,210	—	1,210	—	—	11/06	—
Valley Ranch Land, Irving, TX	2,054	5,826	—	—	—	5,826	—	5,826	—	—	12/04	—
Valley View (Hutton/Senlac), Farmers Branch, TX	170	544	—	—	—	544	—	544	—	—	05/06	—
Whorton Land, Bentonville, AR	2,950	4,291	—	—	6	4,297	—	4,297	—	—	06/05	—
Wilmer 88 Land, Dallas, TX	1,474	673	—	—	—	673	—	673	—	—	08/05	—
Windmill Farms—Harlan Land, Kaufman County, TX	5,524	6,660	—	(1,136)	—	5,524	—	5,524	—	—	07/08	—

	$68,363	$108,341	$—	$(2,391)	$1,774	$107,723	$—	$107,723	$—
Total Properties Subject to Sales Contract	$192,534	$127,862	$124,486	$(6,165)	$44,890	$127,488	$163,586	$291,074	$58,579

TOTAL: Real Estate	$1,014,848	$415,656	$890,492	$(63,936)	$123,425	$406,881	$958,830	$1,365,709	$152,595

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

SCHEDULE III

(Continued)

	2010	2009	2008
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,599,475	$1,607,423	$1,492,105
Additions
Acquisitions, improvements and construction	49,742	93,991	266,341
Deductions
Sale of real estate	(263,349)	(59,025)	(151,379)
Asset impairments	(20,159)	(42,914)	—

Balance at December 31,	$1,365,709	$1,599,475	$1,607,067

Reconciliation of Accumulated Depreciation
Balance at January 1,	$152,291	$126,632	$127,679
Additions
Depreciation	26,753	31,604	24,582
Deductions
Sale of real estate	(26,449)	(5,945)	(25,985)

Balance at December 31,	$152,595	$152,291	$126,276

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
JUNIOR MORTGAGE LAONS
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.00%	10/09	Principal and Interest due at maturity.	—	4,303	1,432	—
OTHER
3334Z APTS, L.P Secured by 3334Z Apartments.	6.50%	4/12		—	1,875	1,875	—
ABC Land & Development Secured by Marina Landing (256 Unit Apartment Complex)	10.00%	10/15			5,779	5,779
Garden Centura, L.P. Unsecured	7.00%	None	Excess property cash flow payments or property sales proceeds.	—	—	3,056	—
Housing for Seniors of Humble, LLC (Lakeshore Villas) Unsecured	5.25%	12/27	Excess cash flow	16,223	2,000	2,000	—
Housing for Seniors of Humble, LLC (Lakeshore Villas) Interest in Housing for Seniors of Humble,	5.25%	12/27	Excess cash flow	16,223	6,363	6,363	—
Miscellaneous non-related party notes	various	various		—	2,636	2,137	—
Miscellaneous related party notes	various	various		—	393	393	—
Ocean Beach Partners Secured by Folsom Land (36 acres in Farmers Branch, TX).	7.00%	12/11	—	—	3,279	3,279	—
Unified Housing Foundation, Inc. (Cliffs of El Dorado) 100% Interest in UH of McKinney, LLC	5.25%	12/27	Excess cash flow	9,607	2,990	2,990	—
Unified Housing Foundation, Inc. (Echo Station) 100% Interest in UH of Temple, LLC	5.25%	12/27	Excess cash flow	9,928	1,054	1,668	—
Unified Housing Foundation, Inc. (Limestone Canyon) 100% Interest in UH of Austin, LLC	5.25%	12/27	Excess cash flow	14,093	3,080	7,719	—
Unified Housing Foundation, Inc. (Limestone Ranch) 100% Interest in UH of Vista Ridge, LLC	5.25%	12/27	Excess cash flow	13,108	2,320	8,250	—
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) 100% Interest in Housing for Seniors of Lewisville LLC	5.25%	12/27	Excess cash flow	14,961	1,770	439	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Parkside Crossing) 100% Interest in UH of Parkside Crossing, LLC	5.25%	12/27	Excess cash flow	11,525	1,223	1,936	—
Unified Housing Foundation, Inc. (Sendero Ridge) 100% Interest in UH of Sendero Ridge, LLC	5.25%	12/27	Excess cash flow	23,581	2,942	9,987	—
Unified Housing Foundation, Inc. (Timbers of Terrell) 100% Interest in UH of Terrell, LLC	5.25%	12/27	Excess cash flow	7,201	837	1,323	—
Unified Housing Foundation, Inc. (Tivoli) 100% Interest in UH of Tivoli, LLC	5.25%	12/27	Excess cash flow	10,759	1,615	7,966	—

				$147,209	$44,459	$68,592	$—

			Accrued interest			3,174
			Allowance for estimated losses			(4,741)

						$67,025

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

	2010	2009	2008
Balance at January 1	48,051	42,413	34,677
Additions
New mortgages	29,310	32,096	9,145
Funding of existing loans	8,919	7,753	—
Conversion of accrued interest to principal	—	900	—
Increase of interest receivable on mortgage loans	3,967	2,240	2,866
Deductions
Amounts paid	(10,962)	(37,328)	(4,275)
Non-cash reduction	(7,519)	(23)	—
Cost of mortgages sold	—	—	—

Balance at December 31	$71,766	$48,051	$42,413

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS	AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective at the close of business of January 31, 2011, Sharon Hunt resigned as a Director and Chairman of the Compensation Committee of the Board of Directors of American Realty Investors, Inc. Ms. Hunt had been a director of the Company since February 2004. Ms. Hunt, age 67, is a licensed realtor in the Dallas, Texas area, retired. At the time of her resignation as a Director, Ms. Hunt had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On February 1, 2011, the Board of Directors of the Company elected Martha C. Stephens, age 64 as a Director to fill the vacancy on the Board of Directors created by the resignation of Sharon Hunt. On February 1, 2011, the Board of Directors also elected RL S. Lemke, age 54, as a director to fill a vacancy on the Board of

Directors. Mr. Lemke was also elected as Vice President of the Company on that date. Mr. Lemke is Vice President, Project Development for Prime. He has been so employed for more than the past five years. Mr. Lemke holds a Juris Doctor degree (1982) from Creighton University School of Law.

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

HENRY BUTLER:    Age 60, Director (Affiliated) (since December 2001) and Chairman of the Board (since May 18, 2009)

Mr. Butler is Vice President Land Sales (since July 2003) for Prime Income Asset Management, LLC (“Prime”), the contractual advisor to the Company. Mr. Butler is Chairman of the Board (since May 2009) and a Director (since December 2001) of the Company and Chairman of the Board (since May 2009) and a Director (since July 2003) of American Realty Investors, Inc., a Nevada corporation (“ARL”) which has its Common Stock listed and traded on the New York Stock Exchange (“NYSE”) and a Director (December 2001 to July 2003) and again (since February 2011) of Income Opportunity Realty Investors, Inc., a Nevada corporation (“IOT”) which has its Common Stock listed and traded on the American Stock Exchange (“AMEX”) and Owner/Operator (1989 to 1991) of Butler Interests, Inc.

ROBERT A. JAKUSZEWSKI:    Age 48, Director (Independent) (since November 2005)

Mr. Jakuszewski was Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc. Mr. Jakuszewski was a Consultant (January 1998 – September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski has been a director of IOT since March 16, 2004 and a director of ARL since November 22, 2005; and Director of IOT (since March 16, 2004) and a director of ARL (since November 22, 2005).

RL S. LEMKE:    Age 54, Director (Affiliated) (since February 2011) .

Mr. Lemke is Vice President, Project Development (since 1999) of Prime, the contractual advisor to the Company. Mr. Lemke has been a Director (since February 2011) of ARL and a Director (since February 2011) of IOT. He holds a Juris Doctor degree from Creighton University of Law. Mr. Lemke’s primary focus is the development of Mercer Crossing, the 1,200 acre urban density mixed-use development in the heart of the Dallas/Ft. Worth Metroplex. At different times since 1984, Mr. Lemke has worked for the companies, dealing with land projects, large and small, from Puerto Rico through to Hawaii as well as commercial tracts and the Tahoe Reno Industrial Center.

MARTHA C. STEPHENS,    Age 64, Director (Independent) (Since February 2011).

Ms. Stephens is retired and has been so for more than three years. Until January 2007 and for more than five years prior thereto, she was employed in various administrative capacities by Prime, the contractual advisor to the Company, and other entities. Ms. Stephens is also a member of the Board of Directors since February 23, 2007 of IOT. On May 7, 2009, Ms. Stephens was elected Chairman of the Board of IOT, a position she continues to hold. Also on February 1, 2011, Ms. Stephens was elected as a member of the Compensation Committee and Chairperson of such Compensation Committee and appointed as a member of the Governance and Nominating Committee of the Board of Directors of the Company. Ms. Stephens has also been elected (on February 1, 2011) a Director of ARL.

TED R. MUNSELLE:    Age 55, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; he was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has also been a director (since February 20, 2004) of ARL, as well as a director (since May 2009) of IOT, Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of TCI has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Committees

The Board of Directors held eight meetings during 2010. For such year, no incumbent director attended fewer than 88% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Stephens. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2010.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Ms. Stephens. The Governance and Nominating Committee met once during 2010.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Stephens (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2010.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Martha C. Stephens	X	X	Chair
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Henry A. Butler
RL S. Lemke

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

In September 2010, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2011.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2009 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 60

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

GENE S. BERTCHER, 62

Executive Vice President (since February 2008) and Chief Financial Officer (since Oct. 28, 2009) of the Company, ARL and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present), Chief Financial Officer (since November 1989) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the AMEX. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

LOUIS J. CORNA, 63

Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, ARL, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 58

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

DAEHO KIM, 34

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2010. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

The Advisor

Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, the day-to-day operations of TCI are performed by Prime, a contractual advisor, under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime also serves as a consultant in connection with TCI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, is the contractual advisor to TCI. Prime is a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or TCI, nor is he a Trustee of the May Trust. Prime is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers.

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

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Prime receives the following forms of additional compensation:

(1)	an annual net income fee equal to 7.5% of TCI’s net income as an incentive for successful investment and management of the Company’s assets;

(2)	an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of:

(a)	the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses);

(b)	capital improvements made to such assets during the period owned; and

(c)	all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

(3)	an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:

(a)	up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or

(b)	the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

(4)	a construction fee equal to 6.0% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals; and

(5)	reimbursement of certain expenses incurred by the advisor in the performance of advisory services.

The Advisory Agreement also provides that Prime, or an affiliate of Prime, receive the following forms of compensation:

(1)	a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by TCI equal to the lesser of:

(a)	1.0% of the amount of the mortgage or loan purchased; or

(b)	a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI; and

(2)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime, or an affiliate of Prime, without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year.

The Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime, or any affiliate of Prime, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

If and to the extent that TCI shall request Prime, or any director, officer, partner, or employee of Prime, to render services for TCI other than those required to be rendered by the Advisory Agreement, Prime or an affiliate of Prime separately would be compensated for such additional services on terms to be agreed upon between such party and TCI from time to time. As discussed below, under “Property Management,” TCI has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, to provide property management services for TCI’s commercial properties. Also as discussed below, under “Real Estate Brokerage” TCI had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for TCI until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for TCI.

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. TCI’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of TCI are in conflict with those of one or more directors or officers in their individual capacities, or of Prime, or of their respective affiliates. In addition to services performed for TCI, as described above, Prime actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARI. The Advisory Agreement provides that Prime may also serve as advisor to other entities.

As advisor, Prime is a fiduciary of TCI’s public investors. In determining to which entity a particular investment opportunity will be allocated, Prime will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Prime may assign the Advisory Agreement only with the prior consent of TCI.

The managers and principal executive officers of Prime are set forth below.

Name	Managers/Officer(s)
Mickey N. Phillips	Manager
Ryan T. Phillips	Manager
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction

Property Management

Affiliates of Prime provide property management services to TCI. Currently, Triad provides property management services to TCI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for the provision of property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracts the property-level management and leasing of TCI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I also receives real estate brokerage commissions in accordance with the terms of its property-level management agreement with Triad. The sole member of Regis I is HRSHLLC.

Real Estate Brokerage

Regis I also provides real estate brokerage services to TCI on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

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

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis I or affiliates.

ITEM 11. EXECUTIVE	COMPENSATION

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

The only remuneration paid by TCI is to the directors who are not officers or employees of Prime or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of TCI’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Each Independent Director is entitled to receive compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board is entitled to receive an additional fee of $3,000 per year. In addition, each Independent Director receives an additional $250 for each Audit Committee meeting attended, plus each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $15,000 per annum and no Audit Committee fees, with the Audit Committee Chairman to receive a one time annual fee of $500. During 2010, $60,500 was paid to the Independent Directors in total directors’ fees for all services, including the annual fee for service during the period January 1, 2010 through December 31, 2010 The fees paid to the directors are as follows: Sharon Hunt, $22,500; Robert A. Jakuszewski, $18,750; Ted R. Munselle, $19,250.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Prime. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a

Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of March 25, 2011, options covering 10,000 shares of TCI Common Stock were outstanding.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 25, 2011.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc.(1)(2)(3)	6,957,420	82.69%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

EQK Holdings, Inc.(1)(2)	5,744,194	68.27%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(2)	1,213,226	14.42%
1800 Valley View Lane, Suite 100
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,413,669 shares of Common Stock outstanding at March 25, 2011.
(1)

Includes 5,744,194 shares owned by EQK Holdings, Inc. (“EQK”) directly, over which the director of EQK, Daniel J. Moos, may be deemed to be beneficial owner by virtue of his position as sole director of EQK. The director of EQK disclaims beneficial ownership of such shares. EQK is a wholly-owned subsidiary of American Realty Investors, Inc. (“ARL”).

(2)

Includes 1,213,226 shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly-owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC. The directors of TRAC disclaim beneficial ownership of such shares.

(3)

Each of the directors of ARL, Henry A. Butler, RL S. Lemke, Robert A. Jakuszewski, Ted R. Munselle and Martha C. Stephens may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL. The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 25, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Gene S. Bertcher	6,857,420	(2)	82.69%
Henry A. Butler	6,957,420	(2)	82.69%
Louis J. Corna	6,957,420	(2)	82.69%
Alfred Crozier	6,957,420	(2)	82.69%
Robert A. Jakuszewski	6,957,420	(2)	82.69%
Daniel J. Moos	6,962,420	(2)(3)	82.75%
Ted Munselle	6,962,420	(1)(2)	82.75%
RL S. Lemke	6,957,420	(2)	82.69%
Martha C. Stephens	6,957,420	(2)	82.69%
All Directors and Executive Officers as a group (8 individuals)	6,967,420	(1)(2)(3)	82.81%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,413,669 shares of Common Stock outstanding at March 25, 2011.
(1)	Ted R. Munselle has options to purchase 5,000 shares of Common Stock which are presently exercisable.
(2)

Includes 5,744,194 shares owned by EQK and 1,213,226 shares owned by TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers and members of the Board of Directors of ARL. The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.

(3)	Daniel J. Moos owns 5,000 shares of Common Stock

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies with Respect to Certain Activities

Article 14 of TCI’s Articles of Incorporation provides that TCI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of TCI, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by TCI’s Board of Directors or the appropriate committee thereof and (b) TCI’s Board of Directors or committee thereof determines that such contract or transaction is fair to TCI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of TCI entitled to vote thereon.

Article 14 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer or employee of TCI, nor a director, officer or employee of TCI’s advisor.

TCI’s policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to TCI. Management believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to TCI as other investments that could have been obtained.

TCI may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of TCI, if such transactions would be beneficial to the operations of TCI and consistent with TCI’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

TCI does not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by TCI.

Certain Business Relationships

Effective July 1, 2003, PAMI became the advisor to ARL and TCI. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARL and TCI. Prime also serves as an advisor to IOT effective July 1, 2009.

Prime, TCI’s advisor, is a company for which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers. Prime, a Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. See Part III, Item 10. “Directors, and Executive Officers and Corporate Governance.”

All of TCI’s directors also serve as Directors of ARL and IOT. The executive officers of TCI also serve as executive officers of ARL and IOT. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. ARL has the same relationship with Prime, as does TCI. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOT under applicable law.

TCI contracts with affiliates of Prime for commercial property management services. Triad, an affiliate, provides commercial property management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracts the property-level management of TCI’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provides real estate brokerage services to TCI and receives brokerage commissions in accordance with the Advisory Agreement. The sole member of Regis I is HRSHLLC. TCI engages third-party companies to lease and manage its apartment properties

At December 31, 2010, TCI owned approximately 85.2% of the outstanding common shares of IOT. Prime also serves as advisor to ARL and IOT.

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

TCI paid advisory fees of $11.9 million, construction supervision fees of $1.8 million, net income fees of $0.1 million, acquisition fees of $.03 million, mortgage brokerage and equity refinancing fees of $1.6 million, costs reimbursements of $3.3 million, and interest of $2.3 million to Prime in 2010.

TCI paid property acquisition fees of $0.1 million, real estate brokerage fees of $1.5 million, and property and construction management and leasing commissions of $1.9 million to Regis I in 2010.

As of December 31, 2010, TCI has notes and interest receivable of $66.0 million due from related parties. See discussion in Part 2, Item 8. “Notes and Interest Receivable”.

Below are sales and acquisitions that involve a related party:

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company related subsidiaries, all related parties under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit apartment complex located in Longview, Texas. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On July 30, 2010, we purchased 9.78 acres of Texas Plaza land located in Irving, Texas from ARL for $1.7 million. We assumed the existing mortgage of $0.4 million.

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

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

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, TCI remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by TCI as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 4, 2015.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to TCI. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On December 23, 2010, we sold 32 properties, consisting of six commercial buildings comprising an aggregate of 1.4 million square feet, 3,325 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $191.9 million. The buyer assumed the existing mortgages of $137.6 million secured by the properties and we provided $54.3 million in seller financing notes with a five-year term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

Operating Relationships

TCI received rents of $2.2 million in 2010, $3.4 million in 2009, and $2.8 million in 2008 from Prime and its affiliates for rents of TCI owned properties Addison Hanger, Browning Place, Eagle Crest, Fenton Centre, One Hickory, Senlac, Thermalloy and Two Hickory, including.

Advances and Loans

From time to time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2010, TCI owes ARL $47.3 million.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2010 and 2009 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2010		2009
Type of Fee	Farmer, Fuqua & Huff	Swalm & Associates	Farmer, Fuqua & Huff	Swalm & Associates
Audit Fees	$434,992	$45,269	$405,992	$75,835
Tax Fees	47,675	1,050	51,300	3,172

Total	$482,667	$46,319	$457,292	$79,007

The audit fees for 2010 and 2009, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2010 and 2009, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2010 and 2009 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Operations—Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009, and 2008

Statements of Consolidated Comprehensive Income (Loss)—Years ended December 31, 2010, 2009, 2008.

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2011	By:	/S/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 31, 2011

/S/ SHARON HUNT Sharon Hunt	Director	March 31, 2011

/S/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2011

/S/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2011

/S/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/S/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2009

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc. and Prime Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring October 1, 2003).
10.1		Inc. Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.