Form 10-Q
period 2011-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2011-05-16
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at May 5, 2011)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,012,213	$1,074,635
Real estate subject to sales contracts at cost, net of depreciation ($65,676 for 2011 and $58,579 for 2010)	258,347	232,495
Less accumulated depreciation	(94,873)	(94,016)

Total real estate	1,175,687	1,213,114
Notes and interest receivable

Performing (including $60,381 in 2011 and $66,011 in 2010 from affiliates and related parties)	64,786	71,766

Less allowance for estimated losses (including $3,061 in 2011 and 2010 from affiliates and related parties)	(4,741)	(4,741)

Total notes and interest receivable	60,045	67,025
Cash and cash equivalents	6,687	11,259
Investments in unconsolidated subsidiaries and investees	7,842	8,146
Other assets	73,532	85,217

Total assets	$1,323,793	$1,384,761

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$780,270	$831,322
Notes related to subject to sales contracts	214,550	190,693
Affiliate payables	33,032	47,261
Deferred revenue (from sales to related parties)	87,000	89,132
Accounts payable and other liabilities (including $1,694 in 2011 and $1,466 in 2010 from affiliates and related parties)	40,792	49,196

	1,155,644	1,207,604

Shareholders’ equity:

Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2011 and 2010 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2011 and 2010 respectively	1	1

Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 and 8,113,669 for 2011 and 2010 and outstanding 8,413,469 and 8,113,469 for 2011 and 2010	84	81
Treasury stock at cost; 200 shares in 2011 and 2010	(2)	(2)
Paid-in capital	264,072	261,072
Retained earnings	(113,877)	(101,914)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	150,278	159,238
Non-controlling interest	17,871	17,919

Total equity	168,149	177,157

Total liabilities and equity	$1,323,793	$1,384,761

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $372 and $858 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	$31,335	$32,651

Expenses:
Property operating expenses (including $349 and $452 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	17,769	18,581
Depreciation and amortization	6,622	6,416
General and administrative (including $842 and $891 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	2,155	1,826
Provision on impairment of notes receivable and real estate assets	6,059	-
Advisory fee to affiliate	2,620	3,097

Total operating expenses	35,225	29,920

Operating income (loss)	(3,890)	2,731

Other income (expense):
Interest income (including $317 and $653 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	426	859
Other income	1,467	664
Mortgage and loan interest (including $298 and $839 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	(14,246)	(15,531)
Earnings from unconsolidated subsidiaries and investees	(61)	(60)

Total other expenses	(12,414)	(14,068)

Loss before gain on land sales, non-controlling interest, and tax	(16,304)	(11,337)
Gain on land sales	796	6

Loss from continuing operations before tax	(15,508)	(11,331)

Income tax benefit	1,211	495

Net loss from continuing operations	(14,297)	(10,836)

Discontinued operations:
Income (loss) from discontinued operations	(217)	1,277
Gain on sale of real estate from discontinued operations	3,677	-
Income tax expense from discontinued operations	(1,211)	(447)

Net income from discontinued operations	2,249	830
Net loss	(12,048)	(10,006)
Net (income) loss attributable to non-controlling interest	85	(273)

Net loss attributable to Transcontinental Realty Investors, Inc.	(11,963)	(10,279)
Preferred dividend requirement	(274)	(262)

Net loss applicable to common shares	$(12,237)	$(10,541)

Earnings per share - basic
Loss from continuing operations	$(1.76)	$(1.40)
Income from discontinued operations	0.27	0.10

Net loss applicable to common shares	$(1.49)	$(1.30)

Earnings per share - diluted
Loss from continuing operations	$(1.76)	$(1.40)
Income from discontinued operations	0.27	0.10

Net loss applicable to common shares	$(1.49)	$(1.30)

Weighted average common share used in computing earnings per share	8,240,136	8,113,669
Weighted average common share used in computing diluted earnings per share	8,240,136	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(14,212)	$(11,109)
Income from discontinued operations	2,249	830

Net loss	$(11,963)	$(10,279)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2010	$177,157	$(105,122)	$1	8,113,669	$81	$(2)	$261,072	$ (101,914)	$-	$17,919
Series C preferred stock dividends (7.0% per year)	(52)	-	-	-	-	-	(52)	-	-	-
Series D preferred stock dividends (8.5% per year)	(222)	-	-	-	-	-	(222)	-	-	-
Net loss	(12,048)	(12,048)	-	-	-	-	-	(11,963)	-	(85)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	1,784	-	-	-	-	-	1,747	-	-	37

Balance, March 31, 2011	$168,149	$(117,170)	$1	8,413,669	$84	$(2)	$264,072	$(113,877)	$-	$17,871

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net loss	$(12,048)	$(10,006)
Other comprehensive income (loss)

Total other comprehensive income (loss)	-	-

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	(12,048)	(10,006)
Comprehensive (income) loss attributable to non-controlling interest	85	(273)

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(11,963)	$(10,279)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(12,048)	$(10,006)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(796)	(6)
Gain on sale of income producing properties	(3,677)	-
Depreciation and amortization	6,637	7,056
Provision on impairment of notes receivable and real estate assets	6,059	-
Amortization of deferred borrowing costs	1,008	540
Earnings from unconsolidated subsidiaries and investees	61	60
(Increase) decrease in assets:
Accrued interest receivable	79	(210)
Other assets	-	6,753
Prepaid expense	917	31
Escrow	10,547	10,540
Earnest money	-	340
Rent receivables	(537)	(48)
Increase (decrease) in liabilities:
Accrued interest payable	2,242	127
Affiliate payables	(14,229)	(2,743)
Other liabilities	(10,155)	(11,902)

Net cash provided by (used in) operating activities	(13,892)	532

Cash Flow From Investing Activities:

Proceeds from notes receivable	7,694	119
Originations or advances on notes receivable	(793)	-
Acquisition of land held for development	-	(2,259)
Proceeds from sale of income producing properties	3,498	-
Proceeds from sale of land	39,630	9
Proceeds from sale of investment in unconsolidated real estate entities	897
Investment in unconsolidated real estate entities	(98)	417
Improvement of land held for development	(758)	(646)
Improvement of income producing properties	(68)	(533)
Acquisition of non-controlling interest	-	(93)
Sales of controlling interest	1,784	-
Construction and development of new properties	(14,035)	(3,093)

Net cash provided by (used in) investing activities	37,751	(6,079)

Cash Flow From Financing Activities:

Proceeds from notes payable	30,429	5,723
Recurring amortization of principal on notes payable	(2,535)	(3,177)
Payments on maturing notes payable	(57,331)	-
Deferred financing costs	(250)	(1,034)
Common stock issuance	1,530	-
Preferred stock dividends - Series C	(52)	(52)
Preferred stock dividends - Series D	(222)	(210)

Net cash provided by (used in) financing activities	(28,431)	1,250

Net decrease in cash and cash equivalents	(4,572)	(4,297)
Cash and cash equivalents, beginning of period	11,259	5,665

Cash and cash equivalents, end of period	$6,687	$1,368

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,278	$16,625
Cash received for income taxes, net of payments	$-	$(48)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “TCI”, “the Company”, “we”, “our” or “us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation. TCI is the successor to a California business trust which was organized on September 6, 1983, and commenced operations on January 31, 1984. Effective March 31, 2003, TCI’s financial results were consolidated in American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “NYSE: TCI”. Subsidiaries of ARL own approximately 82.7% of the Company’s common stock. TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock trades on the New York Stock Exchange under the symbol “NYSE: ARL”.

TCI owns approximately 85.2% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. Prime Income Asset Management, LLC (“Prime”) is the Company’s external Advisor and Cash Manager. Prime also serves as an Advisor and Cash Manager to ARL and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. TCI engages third-party companies to lease and manage its apartment properties. We have no employees.

Properties

We own or had interests in a total property portfolio of 70 income producing properties as of March 31, 2011. The properties consisted of:

•	24 commercial buildings totaling 4.8 million leasable square feet, consisting of 15 office buildings, six industrial properties, and three retail properties;

•	46 apartment communities totaling 8,309 units; excluding apartments being developed; and

•	5,461 acres of developed and undeveloped land.

We are involved in the construction of four apartment complexes as of March 31, 2011. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. We partner with several third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2010, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain 2010 financial statement amounts have been reclassified to conform to the 2011 presentation, including adjustments for discontinued operations.

Principles of consolidation

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	–	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2	–	Quoted prices for similar assets and liabilities in act markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	–	Unobservable inputs that are significant to the fair value measurement.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2011 are listed below:

On January 4, 2011, we recognized the 2010 sale of 18.84 acres of land known as Archon land located in Las Colinas, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $5.5 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain of $0.1 million when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group X, LP, a partnership that owned 7.19 acres of land known as Galleria West Lofts land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On January 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

The Company had a 75.0% limited partner interest in Woodmont TCI Group XI, LP, a partnership that owned 1.97 acres of land known as Galleria West Hotel land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On January 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

On January 4, 2011, we recognized the 2010 sale of 9.96 acres of land known as Limestone Canyon II land located in Austin, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.6 million. We recorded a gain on sale of $0.2 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the sale of 72.14 acres of land known as Manhattan land located in Farmers Branch, Texas to ABCLD Income, LLC, a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded the sale when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the 2010 sale of Teleport Blvd., a 6,833 square foot building and 3.70 acres of land, located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.7 million. We recorded a gain on sale of $0.4 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the 2010 sale of Westgrove Air Plaza, a 79,652 square foot building, located in Addison, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.5 million. The buyer assumed the existing mortgage of $2.3 million secured by the property. We recorded a gain of $3.3 million due to recognition of prior period deferred gain when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group XIII, LP, a partnership that owned 8.91 acres of land known as Las Colinas Station land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On February 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

The Company had a 75.0% limited partner interest in Woodmont TCI Group IX, LP, a partnership that owned 15.0 acres of land known as Galleria East Center Retail land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On February 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold our investment in TCI Courtyard, Inc. to One Realco Corporation, a related party under common control, for a sales price of $11.2 million. This entity owns Quail Hollow at the Lakes apartments, a 200-unit complex located in Holland, Ohio. The buyer assumed the existing mortgage of $11.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 28, 2011, we sold our investment in ART One Hickory Corporation and ART Two Hickory Corporation to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. These entities own a 97,361 square foot office building known as One Hickory Centre and a 96,539 square foot office building known as Two Hickory Centre, both located in Dallas, Texas. We provided $0.7 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 28, 2016. The buyer assumed the existing mortgage of $18.8 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

In December 2010, TCI sold 32 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, approximately 3,325 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc., a related party under common control, for an aggregate sales price of $191.9 million. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. The sales of the ground lease and 210.70 acres of the undeveloped land were rescinded and ownership transferred back to TCI. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2011, we have expended $14.0 million on the construction of various apartment complexes and capitalized $0.9 million of interest costs.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, L.P.	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
ABC Land & Development, Inc.(1)	10/15	10.00%	2,600	Marina Landing (256 Unit Apartment Complex)
Dallas Fund XVII L.P.(2)	10/09	9.00%	1,432	Assignment of partnership interest
Garden Centura, L.P. (1)	N/A	7.00%	3,575	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	897	Various secured interest
Miscellaneous related party notes (1)	Various	Various	393	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			720

Total Performing			$64,786
Allowance for estimated losses			(4,741)

Total			$60,045

(1) Related party notes

(2) Note matured and an allowance was taken for estimated losses at full value of note

NOTE 4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company and is considered as an unconsolidated subsidiary.

Investments accounted for via the equity method consists of the following:

	Percentage Ownership
	at March 31, 2011	at March 31, 2010
American Realty Investors, Inc.(1)	2.47%	2.47%
Garden Centura, L.P.(2)	5.00%	5.00%

(1)	Unconsolidated subsidiary
(2)	Other investees

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P., in the amount of 2.47% and 5.0%, respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

For the Three Months Ended March 31, 2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$199,936	$73,906	$273,842
Notes receivable	23,196	-	23,196
Other assets	186,355	4,065	190,420
Notes payable	(232,096)	(48,173)	(280,269)
Other liabilities	(118,877)	(1,675)	(120,552)
Shareholders’ equity/partners capital	(58,514)	(28,123)	(86,637)

Revenue	$7,362	$1,838	$9,200
Depreciation	(639)	(796)	(1,435)
Operating expenses	(7,885)	(1,186)	(9,071)
Gain on land sales	3,794	-	3,794
Interest expense	(3,673)	(565)	(4,238)

Loss from continuing operations	$(1,041)	$(709)	$(1,750)
Income from discontinued operations	-	-	-

Net loss	$(1,041)	$(709)	$(1,750)

Company’s proportionate share of earnings	$(26)	$(35)	$(61)

For the Three Months Ended March 31, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$247,508	$76,473	$323,981
Notes receivable	41,331	-	41,331
Other assets	169,636	5,541	175,177
Notes payable	(231,229)	(48,320)	(279,549)
Other liabilities	(125,562)	(1,573)	(127,135)
Shareholders’ equity/partners capital	(101,684)	(32,121)	(133,805)

Revenue	$8,862	$2,153	$11,015
Depreciation	(601)	(784)	(1,385)
Operating expenses	(8,350)	(970)	(9,320)
Interest expense	(3,819)	(901)	(4,720)

Loss from continuing operations	$(3,908)	$(502)	$(4,410)
Loss from discontinued operations	(9)	-	(9)

Net loss	$(3,917)	$(502)	$(4,419)

Company’s proportionate share of earnings	$(96)	$(25)	$(121)

NOTE 5. NOTES PAYABLE

On February 28, 2011, we refinanced the existing mortgage on Vistas of Vance Jackson apartments, a 240-unit complex located in San Antonio, Texas, for a new mortgage of $16.1 million. We received $0.1 million in cash after paying off the existing mortgage of $15.4 million and $0.6 million in closing costs. The note accrues interest at 4.80% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2051.

On February 28, 2011, a loan with a commercial lender in the amount of $1.3 million was taken out to fund real estate property taxes. The loan accrues interest at 12.5%, payable monthly as interest only, until August 1, 2013. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on July 1, 2021.

In conjunction with the development of various apartment projects and other developments, we drew down $13.1 million in construction loans during the three months ended March 31, 2011.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2011 (dollars in thousands):

	Prime	ARL	Total
Balance, December 31, 2010	$-	$(47,261)	$(47,261)
Cash transfers	3,081	-	3,081
Advisory fees	(2,621)	-	(2,621)
Cost reimbursements	(797)	-	(797)
Interest to advisor	(174)	-	(174)
POA fees	(10)	-	(10)
Expenses paid by advisor	(1,225)	-	(1,225)
Financing (mortgage payments)	277	-	277
Note receivable with affiliate	8,825	-	8,825
Sales/Purchases transactions	953	-	953
Intercompany property transfers	5,920	-	5,920

Balance, March 31, 2011	$14,229	$(47,261)	$(33,032)

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

NOTE 7. OPERATING SEGMENTS

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended March 31, 2011	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$12,088	$19,297	$195	$(245)	$31,335
Operating expenses	7,648	9,556	539	26	17,769
Depreciation and amortization	2,922	3,700	-	-	6,622
Mortgage and loan interest	3,597	7,216	2,905	528	14,246
Interest income	-	-	-	426	426
Gain on land sales	-	-	796	-	796

Segment operating loss	$(2,079)	$(1,175)	$(2,453)	$(373)	$(6,080)

Capital expenditures	68	-	-	-	68
Assets	304,127	599,117	272,443	-	1,175,687

Property Sales
Sales price	$5,168	$-	$43,139	$-	$48,307
Cost of sale	4,882	-	42,729	-	47,611
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	3,391	-	386	-	3,777

Gain on sale	$3,677	$-	$796	$-	$4,473

For the Three Months Ended March 31, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$14,348	$18,254	$67	$(18)	$32,651
Operating expenses	7,865	10,095	571	50	18,581
Depreciation and amortization	2,932	3,484	-	-	6,416
Mortgage and loan interest	4,242	7,592	2,634	1,063	15,531
Interest income	-	-	-	859	859
Gain on land sales	-	-	6	-	6

Segment operating loss	$(691)	$(2,917)	$(3,132)	$(272)	$(7,012)

Capital expenditures	467	147	-	-	614
Assets	315,644	566,558	396,338	-	1,278,540

Property Sales
Sales price	$-	$-	$9	$-	$9
Cost of sale	-	-	3	-	3
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain on sale	$-	$-	$6	$-	$6

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
	2011	2010
Segment operating loss	$(6,080)	$(7,012)
Other non-segment items of income (expense)
General and administrative	(2,155)	(1,826)
Advisory fees	(2,620)	(3,097)
Provision on impairment of notes receivable and real estate assets	(6,059)	-
Other income	1,467	664
Equity in earnings of investees	(61)	(60)
Deferred tax benefit	1,211	495

Loss from continuing operations	$(14,297)	$(10,836)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2011	2010
Segment assets	$1,175,687	$1,278,540
Investments in real estate partnerships	7,842	8,714
Other assets	140,264	130,585
Assets held for sale	-	168,116

Total assets	$1,323,793	$1,585,955

NOTE 8. DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2011. Included in discontinued operations are a total of two and 15 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold two commercial properties (Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenue
Rental	$101	$5,691
Property operations	205	2,123

	$(104)	$3,568
Expenses
Interest	(41)	(1,633)
General and administrative	(56)	(16)
Depreciation	(16)	(640)

	$(113)	$(2,289)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(217)	1,279
Gain on sale of discontinued operations	3,677	-
Equity in earnings of investees	-	(2)

Income from discontinued operations	$3,460	$1,277
Tax expense	(1,211)	(447)

Net income from discontinued operations	$2,249	$830

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Management believes that TCI will generate excess cash from property operations in 2011; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts. TCI is the limited partner in four partnerships that are currently constructing residential properties and one partnership in which the residential property is substantially complete. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of March 31, 2011, we have 10,000 shares of stock options outstanding, 5,000 of which will expire on January 12, 2012, and 5,000 of which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of March 31, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to the period ending March 31, 2011, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been recorded in 2010 and the sales that were deferred will be recognized in April 2011 when ownership transferred to a third party.

On April 5, 2011, Polo Estates at Bent Tree land, a land parcel owned by TCI Woodmont Group III, LP, of which the Company has a 75% limited partner interest in, was transferred to the lender for credit against the loan balance. This property was impaired in 2008 and 2009 and we do not anticipate any additional losses.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2011, we sold $48.3 million of land and income producing properties. As of March 31, 2011, we owned 8,309 units in 46 residential apartment communities and 24 commercial properties of approximately 4.8 million rentable square feet. In addition, we owned 5,461 acres of land held for development and have four apartment complexes currently in development.

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

Prime Income Asset Management, LLC (“Prime”) is our external Advisor and Cash Manager. Prime also serves as an Advisor and Cash Manager to ARL and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. We engage third-party companies to lease and manage our apartment properties.

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

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be held for sale when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as held for sale, no further depreciation is recorded on the assets.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2011 and 2010, we owned or had interests in a portfolio of 70 and 85 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2011 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	March 31,
	2011	2010
Continuing operations	70	71
Sales subsequent to period end	-	14

Total property portfolio	70	85

Comparison of the three months ended March 31, 2011 to the same period ended 2010

For the three months ended March 31, 2011, we reported a net loss applicable to common shares of $12.2 million or $1.49 per diluted earnings per share, as compared to a net loss applicable to common shares of $10.5 million or $1.30 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $31.3 million for the three months ended March 31, 2011. This represents a decrease of $1.3 million, as compared to the prior period revenues of $32.6 million. The change, by segment, is a decrease in the commercial portfolio of $2.2 million, a decrease in the land and other portfolios of $0.1 million, offset by an increase in the apartment portfolio of $1.0 million. Within the apartment portfolio, the developed apartments had an increase of $0.5 million and the same properties had an increase of $0.5 million. Within the commercial portfolio, the same property portfolio decreased by $2.2 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $17.8 million for the three months ended March 31, 2011. This represents a decrease of $0.8 million, as compared to the prior period operating expenses of $18.6 million. This change, by segment, is a decrease in the commercial portfolio of $0.3 million and decrease in the apartment portfolio of $0.5 million. Within the commercial portfolio, the same properties portfolio decreased by $0.3 million. Within the apartment portfolio the same properties decreased by $0.6 million Both of these decreases were attributable decreases in overall costs and additional repairs and maintenance. The developed properties increased by $0.1 million.

Mortgage and loan interest was $14.2 million for the three months ended March 31, 2011. This represents a decrease of $1.3 million, as compared to the prior period interest expense of $15.5 million. This change, by segment is a decrease in the commercial portfolio of $0.6 million, a decrease in the apartment portfolio of $0.4 million and a decrease in the other portfolio of $0.6 million, offset by an increase in the land portfolio of $0.3 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated. The decrease in the other portfolio was due to a decrease in interest expense on loan amounts due to our advisor.

Provision for impairment was $6.1 million for the three months ended March 31, 2011. Impairment was recorded as an additional loss of $0.9 million in the commercial properties we currently hold and $5.2 million in the apartments we currently hold.

Other income (expense)

Interest income was $0.4 million for the three months ended March 31, 2011. This represents a decrease of $0.5 million, as compared to the prior period interest income of $0.9 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Other income was $1.5 million for the three months ended March 31, 2011. This represents an increase of $0.8 million as compared to the prior year income of $0.7 million. This increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o.

Gain on land sales increased for the three months ended March 31, 2011 as compared to the prior period. In the current period we sold 191.99 acres of land in 10 separate transactions for an aggregate sales price of $42.8 million and recorded a gain of $0.8 million. In the prior period, we sold 0.275 acres of land in one transaction for an aggregate sales price of $8,984 and recorded a gain of $6,470.

Included in discontinued operations are a total of two and 15 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold two commercial properties (Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenue
Rental	$101	$5,691
Property operations	205	2,123

	$(104)	$3,568
Expenses
Interest	(41)	(1,633)
General and administrative	(56)	(16)
Depreciation	(16)	(640)

	$(113)	$(2,289)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(217)	1,279
Gain on sale of discontinued operations	3,677	-
Equity in earnings of investees	-	(2)

Income from discontinued operations	$3,460	$1,277
Tax expense	(1,211)	(447)

Net income from discontinued operations	$2,249	$830

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,		Variance
	2011	2010
Net cash provided by (used in) operating activities	$(13,892)	$532	$(14,424)
Net cash provided by (used in) investing activities	$37,751	$(6,079)	$43,830
Net cash provided by (used in) financing activities	$(28,431)	$1,250	$(29,681)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall decrease in cash provided by operating activities is due to the repayment of affiliate payables in the current period.

Our cash from investing activities increased $43.8 million as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period and less cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

Our cash used in financing activities consists of payments on recurring debt obligations and maturing notes payable. There was an increase in cash used in financing activities due to payoff or assumption of debt related to the sales of income producing properties and land in the current period.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2011, and a loss in 2010 and 2009; therefore, it recorded no provision for income taxes.

At March 31, 2011, TCI had a net deferred tax asset of $61.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2011, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$285,909	5.25%	$2,859

Total decrease in TCI’s annual net income			2,859

Per share			$0.35

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at December 31, 2010			1,230,535	406,465
January 31, 2011	-	-	1,230,535	406,465
February 28, 2011	-	-	1,230,535	406,465
March 31, 2011	-	-	1,230,535	406,465

Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.0	Advisory Agreement dated as of October 1, 2003, between Transcontinental Realty Investors, Inc., and Prime Income Asset Management, LLC (incorporated by reference to Exhibit 10.0 to the registrant’s current report on Form 8-K for event occurring October 1, 2003).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 16, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2011

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