Form 10-Q
period 2011-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2011-08-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at August 5, 2011)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2011	December 31, 2010

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,048,466	$1,074,635
Real estate subject to sales contracts at cost, net of depreciation ($54,940 for 2011 and $58,579 for 2010)	131,270	232,495
Less accumulated depreciation	(107,516)	(94,016)

Total real estate	1,072,220	1,213,114
Notes and interest receivable

Performing (including $58,246 in 2011 and $66,011 in 2010 from affiliates and related parties)	60,614	71,766

Less allowance for estimated losses (including $2,097 in 2011 and $3,061 in 2010 from affiliates and related parties)	(3,777)	(4,741)

Total notes and interest receivable	56,837	67,025
Cash and cash equivalents	7,067	11,259
Investments in unconsolidated subsidiaries and investees	7,441	8,146
Other assets	70,510	85,217

Total assets	$1,214,075	$1,384,761

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$800,362	$831,322
Notes related to subject to sales contracts	125,083	190,693
Affiliate payables	33,885	47,261
Deferred gain (from sales to related parties)	80,709	82,841
Accounts payable and other liabilities (including $1,680 in 2011 and $1,466 in 2010 from affiliates and related parties)	40,514	49,196

	1,080,553	1,201,313

Shareholders’ equity:

Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2011 and 2010 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2011 and 2010 respectively	1	1

Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 and 8,113,669 for 2011 and 2010 and outstanding 8,413,469 and 8,113,469 for 2011 and 2010	84	81
Treasury stock at cost; 200 shares in 2011 and 2010	(2)	(2)
Paid-in capital	274,405	271,682
Retained earnings	(154,662)	(101,914)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	119,826	169,848
Non-controlling interest	13,696	13,600

Total equity	133,522	183,448

Total liabilities and equity	$1,214,075	$1,384,761

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $358 and $908 for the three months and $730 and $1,766 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	$31,785	$30,589	$61,439	$61,287

Expenses:
Property operating expenses (including $403 and $429 for the three months and $675 and $884 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	16,200	18,129	32,675	35,338
Depreciation and amortization	5,970	6,353	12,032	12,214
General and administrative (including $906 and $786 for the three months and $1,748 and $1,677 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	2,588	1,793	4,730	3,619
Provision on impairment of notes receivable and real estate assets	25,444	-	31,503	-
Advisory fee to affiliate	2,626	2,962	5,246	6,058

Total operating expenses	52,828	29,237	86,186	57,229

Operating income (loss)	(21,043)	1,352	(24,747)	4,058

Other income (expense):
Interest income (including $700 and $567 for the three months and $1,051 and $1,220 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	704	832	1,130	1,691
Other income	100	249	1,314	914
Mortgage and loan interest (including $1,269 and $883 for the three months and $1,567 and $1,721 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	(14,611)	(15,663)	(28,035)	(30,377)
Earnings from unconsolidated subsidiaries and investees	117	(50)	57	(112)

Total other expenses	(13,690)	(14,632)	(25,534)	(27,884)

Loss before gain on land sales, non-controlling interest, and tax	(34,733)	(13,280)	(50,281)	(23,826)
Gain (loss) on land sales	1,285	(5,640)	2,081	(5,634)

Loss from continuing operations before tax	(33,448)	(18,920)	(48,200)	(29,460)
Income tax benefit	2,584	554	1,637	431

Net loss from continuing operations	(30,864)	(18,366)	(46,563)	(29,029)

Discontinued operations:
Loss from discontinued operations	(469)	(1,444)	(1,440)	(956)
Loss on sale of real estate from discontinued operations	(6,914)	(139)	(3,238)	(139)
Income tax expense from discontinued operations	(2,584)	(554)	(1,637)	(383)

Net loss from discontinued operations	(9,967)	(2,137)	(6,315)	(1,478)
Net loss	(40,831)	(20,503)	(52,878)	(30,507)
Net (income) loss attributable to non-controlling interest	46	113	130	(160)

Net loss attributable to Transcontinental Realty Investors, Inc.	(40,785)	(20,390)	(52,748)	(30,667)
Preferred dividend requirement	(277)	(264)	(551)	(527)

Net loss applicable to common shares	$(41,062)	$(20,654)	$(53,299)	$(31,194)

Earnings per share - basic
Loss from continuing operations	$(3.70)	$(2.28)	$(5.64)	$(3.66)
Loss from discontinued operations	(1.18)	(0.26)	(0.76)	(0.18)

Net loss applicable to common shares	$(4.88)	$(2.54)	$(6.40)	$(3.84)

Earnings per share - diluted
Loss from continuing operations	$(3.70)	$(2.28)	$(5.64)	$(3.66)
Loss from discontinued operations	(1.18)	(0.26)	(0.76)	(0.18)

Net loss applicable to common shares	$(4.88)	$(2.54)	$(6.40)	$(3.84)

Weighted average common share used in computing earnings per share	8,413,469	8,113,669	8,327,281	8,113,669
Weighted average common share used in computing diluted earnings per share	8,413,469	8,113,669	8,327,281	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(30,818)	$(18,253)	$(46,433)	$(29,189)
Loss from discontinued operations	(9,967)	(2,137)	(6,315)	(1,478)

Net loss	$(40,785)	$(20,390)	$(52,748)	$(30,667)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$ (101,914)	$-	$13,600
Series C preferred stock dividends (7.0% per year)	(105)	-	-	-	-	-	(105)	-	-	-
Series D preferred stock dividends (8.5% per year)	(446)	-	-	-	-	-	(446)	-	-	-
Net loss	(52,878)	(52,878)	-	-	-	-	-	(52,748)	-	(130)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	1,980	-	-	-	-	-	1,747	-	-	233
Distributions to non-controlling interests	(7)	-	-	-	-	-	-	-	-	(7)

Balance, June 30, 2011	$133,522	$(158,000)	$1	8,413,669	$84	$(2)	$274,405	$(154,662)	$-	$13,696

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Net loss	$(52,878)	$(30,507)
Other comprehensive income (loss)	-	-

Total other comprehensive income (loss)	-	-

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	(52,878)	(30,507)
Comprehensive (income) loss attributable to non-controlling interest	130	(160)

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(52,748)	$(30,667)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(52,878)	$(30,507)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(2,081)	5,634
Gain on sale of income producing properties	3,238	139
Depreciation and amortization	12,981	14,491
Provision on impairment of notes receivable and real estate assets	31,503	-
Amortization of deferred borrowing costs	1,767	1,074
Earnings from unconsolidated subsidiaries and investees	(128)	112
(Increase) decrease in assets:
Accrued interest receivable	28	(128)
Other assets	(964)	7,333
Prepaid expense	2,176	52
Escrow	10,546	8,664
Earnest money	(75)	315
Rent receivables	647	(2,356)
Increase (decrease) in liabilities:
Accrued interest payable	4,045	624
Affiliate payables	(13,377)	(893)
Other liabilities	(10,432)	(8,836)

Net cash used in operating activities	(13,004)	(4,282)

Cash Flow From Investing Activities:

Proceeds from notes receivable	12,109	1,438
Originations or advances on notes receivable	(986)	-
Acquisition of land held for development	-	(2,259)
Acquisition of income producing properties	(13,002)
Proceeds from sale of income producing properties	60,852	30,043
Proceeds from sale of land	78,757	12,325
Proceeds from sale of investment in unconsolidated real estate entities	(9)	-
Proceeds from sale of investments	554	-
Investment in unconsolidated real estate entities	279	213
Improvement of land held for development	(1,101)	(1,319)
Improvement of income producing properties	(340)	(1,185)
Acquisition of non-controlling interest	-	-
Sales of controlling interest	1,980	-
Construction and development of new properties	(30,298)	(10,294)

Net cash provided by investing activities	108,795	28,962

Cash Flow From Financing Activities:

Proceeds from notes payable	102,534	93,753
Recurring amortization of principal on notes payable	(7,764)	(5,974)
Payments on or debt assumed on maturing notes payable	(195,386)	(110,607)
Deferred financing costs	(353)	(2,627)
Distributions to non-controlling interests	7	-
Common stock issuance	1,530	-
Preferred stock dividends - Series C	(105)	(105)
Preferred stock dividends - Series D	(446)	(422)

Net cash used in financing activities	(99,983)	(25,982)

Net decrease in cash and cash equivalents	(4,192)	(1,302)
Cash and cash equivalents, beginning of period	11,259	5,665

Cash and cash equivalents, end of period	$7,067	$4,363

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,023	$32,240
Cash received for income taxes, net of payments	$-	$(48)

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

TCI owns approximately 83.3% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

TCI invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. Prior to April 30, 2011, Prime Income Asset Management, LLC (“Prime”) was the Company’s external Advisor and Cash Manager. Prime also served as an Advisor and Cash Manager to ARL and IOT. Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime. Pillar also serves as an Advisor and Cash Manager to ARL and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”) provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty for a term of five years. TCI engages third-party companies to lease and manage its apartment properties. We have no employees.

Properties

We own or had interests in a total property portfolio of 71 income producing properties as of June 30, 2011. The properties consisted of:

•	23 commercial buildings totaling 4.2 million leasable square feet, consisting of 15 office buildings, five industrial properties, and three retail properties;

•	48 apartment communities totaling 8,919 units; excluding apartments being developed; and

•	4,891 acres of developed and undeveloped land.

We are involved in the construction of three apartment complexes as of June 30, 2011. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. We partner with several third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

During the second quarter of 2011, we evaluated the non-controlling equity interests and made certain reclassifications among equity accounts to correctly reflect non-controlling interest. In connection with that evaluation, we reclassified approximately $6.3 million of deferred gain to non-controlling interest related to the 2009 acquisition of the controlling interest in IOT, a consolidated entity. These amounts have been reclassified for all periods presented in the consolidated financial.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2011 are listed below:

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

On January 26, 2011, we sold 100% of our common stock in TCI Willowbrook Village, Inc. to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. This entity owns a 179,741 square foot retail shopping center located in Coldwater, Michigan known as Willowbrook Village. We provided $2.2 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on January 26, 2016. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold our membership interest in 1340 Poydras Corp. to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $23.5 million. This entity owns a 378,895 square foot building located in New Orleans, Louisiana known as Amoco. The buyer assumed the existing mortgage of $19.5 million, secured by the property. This transaction was rescinded as of the original transaction date and ownership transferred back to TCI.

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

On March 28, 2011, we sold our investment in ART One Hickory Corporation and ART Two Hickory Corporation to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. These entities own a 97,361 square foot office building known as One Hickory Center and a 96,539 square foot office building known as Two Hickory Center, both located in Dallas, Texas. We provided $0.7 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 28, 2016. The buyer assumed the existing mortgage of $18.8 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispening Pines, LP, which owns Whispering Pines apartments, a 390-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $11.0 million. We assumed the current mortgage of $9.5 million.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $2.0 million. We assumed the current mortgage of $1.1 million.

On April 5, 2011, we recognized the sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $2.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the sale of 14.43 acres of land known as Fortune Drive land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.7 million. The buyer assumed the existing mortgage of $1.1 million secured by the property. We recorded a loss on sale of $0.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the 2010 sale of 10.69 acres of land known as Temple land, located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.1 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the sale of 7.11 acres of land known as Pac Trust land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.4 million. The buyer assumed the existing mortgage of $1.4 million secured by the property. We recorded a loss on sale of $0.2 million when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group III, LP, a partnership that owned 5.87 acres of land known as Polo Estates at Bent Tree land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On April 5, 2011 the partnership transferred ownership of the property to the existing lender and we recorded a gain of $3.0 million due to recognition of a prior period deferred gain.

On April 5, 2011, we recognized the sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of Alpenloan, a 28,594 square foot building and 8.16 acres of land, located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.9 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 5.34 acres of land known as Archon land located in Irving, Texas and 1.31 acres of land known as Ackerley land located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.7 million. The buyer assumed the existing mortgage of $0.7 million secured by the property. We recorded a loss on sale of $0.7 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $7.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $1.1 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 20.85 acres of land known as McKinney Ranch land located in McKinney, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $5.4 million. The buyer assumed the existing mortgage of $5.4 million secured by the property. We recorded a gain on sale of $0.8 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a loss on sale of $1.9 million when ownership of the property transferred to the existing lender.

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

We continue to invest in the development of apartment projects. During the six months ended June 30, 2011, we have expended $30.3 million on the construction of various apartment complexes and capitalized $1.8 million of interest costs.

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

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Dallas Fund XVII L.P.(2)	10/09	9.00%	$1,432	Assignment of partnership interest
Garden Centura, L.P. (1)	N/A	7.00%	3,767	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	889	Various secured interest
Miscellaneous related party notes (1)	Various	Various	665	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			567

Total Performing			$60,614
Allowance for estimated losses			(3,777)

Total			$56,837

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

Investments accounted for via the equity method consists of the following:

	Percentage Ownership
	at June 30, 2011	at June 30, 2010
American Realty Investors, Inc.(1)	2.09%	2.47%
Garden Centura, L.P.(2)	5.00%	5.00%

(1)	Unconsolidated subsidiary
(2)	Other investees

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P., in the amount of 2.09% and 5.0%, respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

For the Six Months Ended June 30, 2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$178,689	$73,280	$251,969
Notes receivable	23,718	-	23,718
Other assets	188,975	4,485	193,460
Notes payable	(216,643)	(47,989)	(264,632)
Other liabilities	(106,940)	(2,182)	(109,122)
Shareholders’ equity/partners capital	(67,799)	(27,594)	(95,393)

Revenue	$13,156	$3,638	$16,794
Depreciation	(901)	(1,571)	(2,472)
Operating expenses	(14,660)	(2,149)	(16,809)
Gain on land sales	15,009	-	15,009
Interest expense	(6,755)	(1,156)	(7,911)

Gain (loss) from continuing operations	$5,849	$(1,238)	$4,611
Income from discontinued operations	-	-	-

Net income (loss)	$5,849	$(1,238)	$4,611

Company’s proportionate share of earnings	$122	$(62)	$60

For the Six Months Ended June 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$243,655	$75,880	$319,535
Notes Receivable	41,564	-	41,564
Other assets	165,274	5,709	170,983
Notes payable	(230,991)	(48,231)	(279,222)
Other liabilities	(117,736)	(1,984)	(119,720)
Shareholders equity/partners capital	(101,766)	(31,374)	(133,140)

Rents and interest and other income	$17,041	$4,078	$21,119
Depreciation	(1,194)	(1,556)	(2,750)
Operating expenses	(15,175)	(1,966)	(17,141)
Gain on land sales	1,519	-	1,519
Interest expense	(8,546)	(1,805)	(10,351)

Loss from continuing operations	(6,355)	(1,249)	(7,604)
Income from discontinued operations	5,821	-	5,821

Net loss	$(534)	$(1,249)	$(1,783)

Company’s proportionate share of earnings	$(13)	$(62)	$(75)

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

On April 28, 2011, we refinanced the existing mortgage on Mariposa Villas apartments, a 216-unit complex located in Dallas, Texas, for a new mortgage of $12.4 million. We paid off the existing mortgage of $11.8 million and $0.6 million in closing costs. The note accrues interest at 3.90% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051.

On April 28, 2011, we refinanced the existing mortgage on Verandas at City View apartments, a 314-unit complex located in Fort Worth, Texas, for a new mortgage of $18.5 million. We paid off the existing mortgage of $17.3 million and $1.2 million in closing costs. The note accrues interest at 4.20% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051.

On May 31, 2011, we refinanced the existing mortgage on Stonebridge at City Park apartments, a 240-unit complex located in Houston, Texas, for a new mortgage of $14.6 million. We paid off the existing mortgage of $13.9 million and $0.7 million in closing costs. The note accrues interest at 3.90% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2051.

In conjunction with the development of various apartment projects and other developments, we drew down $29.1 million in construction loans during the six months ended June 30, 2011.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2011 (dollars in thousands):

	Prime	Pillar	ARL	Total
Balance, December 31, 2010	$-	$-	$(47,261)	$(47,261)
Cash transfers	3,588	2,467	-	6,055
Advisory fees	(3,528)	(1,720)	-	(5,248)
Cost reimbursements	(1,658)	-	-	(1,658)
Interest to advisor	(926)	-	-	(926)
POA fees	(10)	-	-	(10)
Expenses paid by advisor	(1,240)	378	-	(862)
Financing (mortgage payments)	(382)	(5,045)	-	(5,427)
Note receivable with affiliate	8,016	2,726	-	10,742
Sales/Purchases transactions	888	(261)	-	627
Intercompany property transfers	8,543	1,540	-	10,083
Purchase of obligations	(13,291)	(85)	13,376	-

Balance, June 30, 2011	$-	$-	$(33,885)	$(33,885)

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2011	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$12,323	$19,372	$86	$4	$31,785
Operating expenses	5,915	9,873	344	68	16,200
Depreciation and amortization	2,156	3,814	-	-	5,970
Mortgage and loan interest	2,582	8,479	1,995	1,555	14,611
Interest income	-	-	-	704	704
Gain on land sales	-	-	1,285	-	1,285

Segment operating income (loss)	$1,670	$(2,794)	$(968)	$(915)	$(3,007)

Capital expenditures	190	89	-	-	279
Assets	232,430	622,628	217,162	-	1,072,220

Property Sales
Sales price	$67,397	$-	$40,141	$-	$107,538
Cost of sale	75,274	-	41,846	-	117,120
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	963	2,990	-	3,953

Gain (loss) on sale	$(7,877)	$963	$1,285	$-	$(5,629)

For the Three Months Ended June 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$11,849	$18,659	$92	$(11)	$30,589
Operating expenses	6,446	10,513	1,163	7	18,129
Depreciation and amortization	2,364	3,989	-	-	6,353
Mortgage and loan interest	3,495	8,794	2,443	931	15,663
Interest income	-	-	-	832	832
Loss on land sales	-	-	(5,640)	-	(5,640)

Segment operating loss	$(456)	$(4,637)	$(9,154)	$(117)	$(14,364)

Capital expenditures	318	-	-	-	318
Assets	244,117	570,011	379,054	-	1,193,182

Property Sales
Sales price	$5,970	$25,092	$17,660	$-	$48,722
Cost of sale	6,184	21,418	23,300	-	50,902
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$(214)	$75	$(5,640)	$-	$(5,779)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended June 30,
	2011	2010
Segment operating loss	$(3,007)	$(14,364)
Other non-segment items of income (expense)
General and administrative	(2,588)	(1,793)
Advisory fees	(2,626)	(2,962)
Provision on impairment of notes receivable and real estate assets	(25,444)	-
Other income	100	249
Equity in earnings of investees	117	(50)
Deferred tax benefit	2,584	554

Loss from continuing operations	$(30,864)	$(18,366)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended June 30,
	2011	2010
Segment assets	$1,072,220	$1,193,182
Investments in real estate partnerships	7,441	8,938
Other assets	134,414	136,970
Assets held for sale	-	210,021

Total assets	$1,214,075	$1,549,111

For the Six Months Ended June 30, 2011	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$22,477	$38,669	$281	$12	$61,439
Operating expenses	12,269	19,429	883	94	32,675
Depreciation and amortization	4,518	7,514	-	-	12,032
Mortgage and loan interest	5,331	15,695	4,900	2,109	28,035
Interest income	-	-	-	1,130	1,130
Gain on land sales	-	-	2,081	-	2,081

Segment operating gain (loss)	$359	$(3,969)	$(3,421)	$(1,061)	$(8,092)

Capital expenditures	258	82	-	-	340
Assets	232,430	622,628	217,162	-	1,072,220

Property Sales
Sales price	$99,911	$-	$86,132	$-	$186,043
Cost of sale	107,503	-	87,426	-	194,929
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	3,391	963	3,375	-	7,729

Gain (loss) on sale	$(4,201)	$963	$2,081	$-	$(1,157)

For the Six Months Ended June 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$24,244	$36,913	$160	$(30)	$61,287
Operating expenses	12,939	20,608	1,735	56	35,338
Depreciation and amortization	4,742	7,472	-	-	12,214
Mortgage and loan interest	6,920	16,386	5,077	1,994	30,377
Interest income	-	-	-	1,691	1,691
Loss on land sales	-	-	(5,634)	-	(5,634)

Segment operating loss	$(357)	$(7,553)	$(12,286)	$(389)	$(20,585)

Capital expenditures	540	260	121	-	921
Assets	244,117	570,011	379,054	-	1,193,182

Property Sales
Sales price	$5,970	$25,092	$17,669	$-	$48,731
Cost of sale	6,184	21,418	23,303	-	50,905
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$(214)	$75	$(5,634)	$-	$(5,773)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended June 30,
	2011	2010
Segment operating loss	$(8,092)	$(20,585)
Other non-segment items of income (expense)
General and administrative	(4,730)	(3,619)
Advisory fees	(5,246)	(6,058)
Provision on impairment of notes receivable and real estate assets	(31,503)	-
Other income	1,314	914
Equity in earnings of investees	57	(112)
Deferred tax benefit	1,637	431

Loss from continuing operations	$(46,563)	$(29,029)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Six Months Ended June 30,
	2011	2010
Segment assets	$1,072,220	$1,193,182
Investments in real estate partnerships	7,441	8,938
Other assets	134,414	136,970
Assets held for sale	-	210,021

Total assets	$1,214,075	$1,549,111

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2011. Included in discontinued operations are a total of four and 17 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold four commercial properties (Alpenloan, Fenton Center, Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Rental	$1,842	$5,041	$3,877	$12,685
Property operations	1,293	3,208	2,792	6,703

	$549	$1,833	1,085	5,982
Expenses
Interest	(573)	(2,160)	(1,436)	(4,610)
General and administrative	(143)	(26)	(211)	(43)
Depreciation	(373)	(1,091)	(949)	(2,285)

	$(1,089)	$(3,277)	(2,596)	(6,938)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(540)	(1,444)	(1,511)	(956)
Loss on sale of discontinued operations	(6,914)	(139)	(3,238)	(139)
Equity in earnings of investees	71	-	71	-

Loss from discontinued operations	$(7,383)	$(1,583)	(4,678)	(1,095)
Tax expense	(2,584)	(554)	(1,637)	(383)

Net loss from discontinued operations	$(9,967)	$(2,137)	$(6,315)	$(1,478)

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

Partnership Buyouts. TCI is the limited partner in three partnerships that are currently constructing residential properties and two partnerships in which the residential properties are substantially complete. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of June 30, 2011, we have 10,000 shares of stock options outstanding, 5,000 of which will expire on January 12, 2012, and 5,000 of which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of June 30, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to the period ending June 30, 2011, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been recorded in 2010 and 2011 and the sales that were deferred will be recognized in July and August 2011 when ownership transferred to a third party.

On July 1, 2011, we sold 12.74 acres of land known as Centurion 12 land located in Fort Worth, Texas for a sales price of $1.1 million.

On July 5, 2011, a warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, Three Hickory land located in Farmers Branch, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, One Hickory Centre and Two Hickory Centre, office buildings located in Dallas, Texas, both of which were sold to a related party and treated on the books as “subject to sales contract”, were transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, Windmill Farms-Harlan land located in Kaufman County, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Centura land located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, seven properties comprising approximately 2,713.68 acres of undeveloped land located in Irving, Farmers Branch and Forney, Texas, all of which were sold to a related party and treated on the books as “subject to sales contract”, were transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and we do not anticipate any additional gain or loss. The sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Signature Athletic Club, an office building located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Parkway North, an office building located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Las Colinas Station land, a land parcel owned by TCI Woodmont Group XIII, LP, which the Company has a 75% limited partner interest in, was transferred to the lender for credit against the loan balance. This property was impaired in 2008 and 2009 and we do not anticipate any additional losses.

On August 5, 2011, we sold our 30% limited partner interest in a partnership that owned a 120-unit apartment complex known as Westwood apartments, located in Mary Ester, Florida for a sales price of $7.1 million.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months ended June 30, 2011, we acquired $13.0 million of income producing properties and sold $155.8 million of land and income producing properties. As of June 30, 2011, we owned 8,919 units in 48 residential apartment communities and 23 commercial properties of approximately 4.2 million rentable square feet. In addition, we owned 4,891 acres of land held for development and have three apartment complexes currently in development.

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

Prior to April 30, 2011, Prime Income Asset Management, LLC (“Prime”) was the Company’s external Advisor and Cash Manager. Prime also served as an Advisor and Cash Manager to ARL and IOT. Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime. Pillar also serves as an Advisor and Cash Manager to ARL and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. We engage third-party companies to lease and manage our apartment properties.

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

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2011 and 2010, we owned or had interests in a portfolio of 71 and 82 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of June 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2011 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	June 30,
	2011	2010
Continuing operations	66	67
Sales subsequent to period end	5	-
Discontinued operations	-	15

Total property portfolio	71	82

Comparison of the three months ended June 30, 2011 to the same period ended 2010

For the three months ended June 30, 2011, we reported a net loss applicable to common shares of $41.1 million or $4.88 per diluted earnings per share, as compared to a net loss applicable to common shares of $20.7 million or $2.54 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $31.8 million for the three months ended June 30, 2011. This represents an increase of $1.2 million, as compared to the prior period revenues of $30.6 million. The change, by segment, is an increase in the commercial portfolio of $0.5 million and an increase in the apartment portfolio of $0.7 million. Within the apartment portfolio, the developed apartments had an increase of $0.3 million and the same properties had an increase of $0.4 million. Within the commercial portfolio, the same property portfolio increased by $0.5 million. This was due to a $2.6 million tenant lease buyout. As a whole the commercial portfolio decreased due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $16.2 million for the three months ended June 30, 2011. This represents a decrease of $1.9 million, as compared to the prior period operating expenses of $18.1 million. This change, by segment, is a decrease in the commercial portfolio of $0.5 million, a decrease in the apartment portfolio of $0.6 million, and a decrease in the land and other portfolios of $0.7 million. Within the commercial portfolio, the same properties portfolio decreased by $0.5 million. Within the apartment portfolio the same properties decreased by $0.9 million and the developed properties increased by $0.3 million. The decreases in operating expenses were attributable to decreases in overall costs and additional repairs and maintenance, offset by an increase from developed properties in the lease-up phase.

General and administrative expenses were $2.6 million for the three months ended June 30, 2011. This represents an increase of $0.8 million, as compared to the prior period operating expenses of $1.8 million. This change is primarily due to an increase in professional services.

Mortgage and loan interest was $14.6 million for the three months ended June 30, 2011. This represents a decrease of $1.1 million, as compared to the prior period interest expense of $15.7 million. This change, by segment, is a decrease in the commercial portfolio of $0.9 million, a decrease in the apartment portfolio of $0.3 million, a decrease in the land portfolio of $0.5 million, offset by an increase in the other portfolio of $0.6 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated.

Provision for impairment was $25.4 million for the three months ended June 30, 2011. Impairment was recorded as an additional loss of $4.4 million in the commercial properties we currently hold and $21.0 million in land parcels that we currently hold. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to sale to a related party under common control, negotiations have occurred for property ownership transfers to the lender and estimated current property values are lower than our current basis.

Other income (expense)

Gain on land sales increased for the three months ended June 30, 2011 as compared to the prior period. In the current period we sold 566.81 acres of land in 15 separate transactions for an aggregate sales price of $40.1 million and recorded a loss of $1.7 million. We also recognized a deferred gain of $3.0 million in the current period from a sale in prior years. In the prior period, we sold 23.56 acres of land in two separate transactions for an aggregate sales price of $17.6 million and recorded a loss of $5.6 million.

Included in discontinued operations are a total of four and 17 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold four commercial properties (Alpenloan, Fenton Center, Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2011	2010
Revenue
Rental	$1,842	$5,041
Property operations	1,293	3,208

	$549	$1,833
Expenses
Interest	(573)	(2,160)
General and administrative	(143)	(26)
Depreciation	(373)	(1,091)

	$(1,089)	$(3,277)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(540)	(1,444)
Loss on sale of discontinued operations	(6,914)	(139)
Equity in earnings of investees	71	-

Loss from discontinued operations	$(7,383)	$(1,583)
Tax expense	(2,584)	(554)

Net loss from discontinued operations	$(9,967)	$(2,137)

Comparison of the six months ended June 30, 2011 to the same period ended 2010

For the six months ended June 30, 2011, we reported a net loss applicable to common shares of $53.3 million or $6.40 per diluted earnings per share, as compared to a net loss applicable to common shares of $31.2 million or $3.84 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $61.4 million for the six months ended June 30, 2011. This represents a decrease of $0.1 million, as compared to the prior period revenues of $61.3 million. The change, by segment, is a decrease in the commercial portfolio of $1.8 million, a decrease in the land and other portfolios of $0.1 million, offset by an increase in the apartment portfolio of $1.8 million. Within the apartment portfolio, the developed apartments had an increase of $0.5 million and the same properties had an increase of $1.3 million. Within the commercial portfolio, the same property portfolio decreased by $1.8 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $32.7 million for the six months ended June 30, 2011. This represents a decrease of $2.6 million, as compared to the prior period operating expenses of $35.3 million. This change, by segment, is a decrease in the commercial portfolio of $0.7 million, a decrease in the apartment portfolio of $1.2 million, and a decrease in the land and other portfolios of $0.7 million. Within the commercial portfolio, the same properties portfolio decreased by $0.7 million. Within the apartment portfolio the same properties decreased by $1.6 million and the developed properties increased by $0.4 million. The decreases in operating expenses were attributable to decreases in overall costs and additional repairs and maintenance, offset by an increase from the developed properties in the lease-up phase.

Mortgage and loan interest was $28.0 million for the six months ended June 30, 2011. This represents a decrease of $2.4 million, as compared to the prior period interest expense of $30.4 million. This change, by segment is a decrease in the commercial portfolio of $1.6 million, a decrease in the apartment portfolio of $0.7 million and a decrease in the land portfolio of $0.2 million, offset by an increase in the other portfolio of $0.1 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated.

General and administrative expenses were $4.7 million for the six months ended June 30, 2011. This represents an increase of $1.1 million, as compared to the prior period operating expenses of $3.6 million. The majority of this increase was attributable to professional fees.

Provision for impairment was $31.5 million for the six months ended June 30, 2011. Impairment was recorded as an additional loss of $5.2 million in the apartments we currently hold, $5.3 million in the commercial properties we currently hold, and $21.0 million in land parcels we currently hold. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to sale to a related party under common control, negotiations have occurred for property ownership transfers to the lender and estimated current property values are lower than our current basis.

Other income (expense)

Interest income was $1.1 million for the six months ended June 30, 2011. This represents a decrease of $0.6 million, as compared to the prior period interest income of $1.7 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Other income was $1.6 million for the six months ended June 30, 2011. This represents an increase of $0.7 million as compared to the prior year income of $.9 million. This increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o.

Gain on land sales increased for the six months ended June 30, 2011 as compared to the prior period. In the current period we sold 758.80 acres of land in 25 separate transactions for an aggregate sales price of $82.9 million and recorded a loss of $0.9 million. We also recognized a deferred gain of $3.0 million in the current period from a prior year’s sale. In the prior period, we sold 23.56 acres of land in two separate transactions for an aggregate sales price of $17.6 million and recorded a loss of $5.6 million.

Included in discontinued operations are a total of four and 17 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold four commercial properties (Alpenloan, Fenton Center, Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2011	2010
Revenue
Rental	$3,877	$12,685
Property operations	2,792	6,703

	1,085	5,982
Expenses
Interest	(1,436)	(4,610)
General and administrative	(211)	(43)
Depreciation	(949)	(2,285)

	(2,596)	(6,938)

Net loss from discontinued operations before gains on sale of real estate	(1,511)	(956)
Loss on sale of discontinued operations	(3,238)	(139)
Equity in earnings of investees	71	-

Loss from discontinued operations	(4,678)	(1,095)
Tax expense	(1,637)	(383)

Net loss from discontinued operations	$(6,315)	$(1,478)

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2011	2010	Variance
Net cash used in operating activities	$(13,004)	$(4,282)	$(8,722)
Net cash provided by investing activities	$108,795	$28,962	$79,833
Net cash used in financing activities	$(99,983)	$(25,982)	$(74,001)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall decrease in cash used in operating activities is due to the repayment of affiliate payables in the current period.

Our cash from investing activities increased $79.8 million as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period offset by an increase in cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2011, and a loss in 2010 and 2009; therefore, it recorded no provision for income taxes.

At June 30, 2011, TCI had a net deferred tax asset of $85.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2011, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$216,927	5.21%	$2,169

Total decrease in TCI’s annual net income			2,169

Per share			$0.26

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at March 31, 2011			1,230,535	406,465
April 30, 2011	-	-	1,230,535	406,465
May 31, 2011	-	-	1,230,535	406,465
June 30, 2011	-	-	1,230,535	406,465

Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 15, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2011

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