Form 10-Q
period 2011-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2011-11-14
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-09240

TRANSCONTINENTAL REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Lyndon B. Johnson Freeway, Suite 800, Dallas, Texas 75234

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

☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at November 5, 2011)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010

	(dollars in thousands, except share and par value amounts)
Assets

Real estate, at cost	$1,038,350	$1,074,635
Real estate subject to sales contracts at cost, net of depreciation ($39,606 for 2011 and $58,579 for 2010)	82,546	232,495
Less accumulated depreciation	(110,034)	(94,016)

Total real estate	1,010,862	1,213,114
Notes and interest receivable

Performing (including $58,450 in 2011 and $66,011 in 2010 from affiliates and related parties)	58,895	71,766

Non-performing	1,432	-

Less allowance for estimated losses (including $2,097 in 2011 and $3,061 in 2010 from affiliates and related parties)	(3,777)	(4,741)

Total notes and interest receivable	56,550	67,025
Cash and cash equivalents	7,741	11,259
Investments in unconsolidated subsidiaries and investees	8,015	8,146
Other assets	68,413	85,217

Total assets	$1,151,581	$1,384,761

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$797,400	$831,322
Notes related to subject to sales contracts	64,412	190,693
Affiliate payables	32,742	47,261
Deferred gain (from sales to related parties)	80,709	82,841
Accounts payable and other liabilities (including $1,735 in 2011 and $1,466 in 2010 from affiliates and related parties)	44,157	49,196

	1,019,420	1,201,313

Shareholders’ equity:

Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2011 and 2010 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2011 and 2010 respectively.	1	1

Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 and 8,113,669 for 2011 and 2010 and outstanding 8,413,469 and 8,113,469 for 2011 and 2010 respectively.	84	81
Treasury stock at cost; 200 shares in 2011 and 2010	(2)	(2)
Paid-in capital	274,165	271,682
Retained earnings	(155,425)	(101,914)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	118,823	169,848
Non-controlling interest	13,338	13,600

Total equity	132,161	183,448

Total liabilities and equity	$1,151,581	$1,384,761

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $17 and $450 for the three months and $50 and $1,363 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	$31,302	$28,124	$89,796	$85,441

Expenses:
Property operating expenses (including $245 and $331 for the three months and $882 and $970 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	17,206	16,098	48,253	49,062
Depreciation and amortization	5,812	5,817	17,069	17,284
General and administrative (including $720 and $471 for the three months and $2,467 and $2,148 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	2,798	1,338	7,452	4,955
Provision on impairment of notes receivable and real estate assets	-	-	26,247	-
Advisory fee to affiliate	2,441	3,054	7,688	9,112

Total operating expenses	28,257	26,307	106,709	80,413

Operating income (loss)	3,045	1,817	(16,913)	5,028

Other income (expense):
Interest income (including $483 and $458 for the three months and $1,534 and $1,679 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	497	669	1,627	2,360
Other income	113	640	1,878	1,554
Mortgage and loan interest (including $47 and $698 for the three months and $1,614 and $2,419 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	(12,525)	(13,267)	(39,553)	(42,307)
Loss on the sale of investments	(32)	-	(483)	-
Earnings from unconsolidated subsidiaries and investees	250	(10)	378	(122)

Total other expenses	(11,697)	(11,968)	(36,153)	(38,515)

Loss before gain on land sales, non-controlling interest, and tax	(8,652)	(10,151)	(53,066)	(33,487)
Gain (loss) on land sales	4,626	(371)	6,707	(6,005)

Loss from continuing operations before tax	(4,026)	(10,522)	(46,359)	(39,492)
Income tax benefit (expense)	(1,007)	(486)	2,683	117

Net loss from continuing operations	(5,033)	(11,008)	(43,676)	(39,375)

Discontinued operations:
Income (loss) from discontinued operations	6	(2,504)	(7,302)	(3,950)
Gain (loss) on sale of real estate from discontinued operations	2,872	3,893	(365)	3,754
Income tax benefit (expense) from discontinued operations	1,007	486	(2,683)	(69)

Net income (loss) from discontinued operations	3,885	1,875	(10,350)	(265)
Net loss	(1,148)	(9,133)	(54,026)	(39,640)
Net loss attributable to non-controlling interest	384	178	515	18

Net loss attributable to Transcontinental Realty Investors, Inc.	(764)	(8,955)	(53,511)	(39,622)
Preferred dividend requirement	(279)	(269)	(831)	(797)

Net loss applicable to common shares	$(1,043)	$(9,224)	$(54,342)	$(40,419)

Earnings per share - basic
Loss from continuing operations	$(0.59)	$(1.37)	$(5.26)	$(4.95)
Income (loss) from discontinued operations	0.46	0.23	(1.24)	(0.03)

Net loss applicable to common shares	$(0.13)	$(1.14)	$(6.50)	$(4.98)

Earnings per share - diluted
Loss from continuing operations	$(0.59)	$(1.37)	$(5.26)	$(4.95)
Income (loss) from discontinued operations	0.46	0.23	(1.24)	(0.03)

Net loss applicable to common shares	$(0.13)	$(1.14)	$(6.50)	$(4.98)

Weighted average common share used in computing earnings per share	8,413,469	8,113,495	8,356,326	8,113,610
Weighted average common share used in computing diluted earnings per share	8,413,469	8,113,495	8,356,326	8,113,610

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(4,649)	$(10,830)	$(43,161)	$(39,357)
Income (loss) from discontinued operations	3,885	1,875	(10,350)	(265)

Net loss	$(764)	$(8,955)	$(53,511)	$(39,622)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(unaudited)

(dollars in thousands)

									Accumulated
									Other
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$(101,914)	$-	$13,600
Series C preferred stock dividends (7.0% per year)	(158)	-	-	-	-	-	(158)	-	-	-
Series D preferred stock dividends (8.5% per year)	(673)	-	-	-	-	-	(673)	-	-	-
Net loss	(54,026)	(54,026)	-	-	-	-	-	(53,511)	-	(515)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	2,047	-	-	-	-	-	1,787	-	-	260
Distributions to non-controlling interests	(7)	-	-	-	-	-	-	-	-	(7)

Balance, September 30, 2011	$132,161	$(159,148)	$1	8,413,669	$84	$(2)	$274,165	$ (155,425)	$-	$13,338

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Net loss	$(54,026)	$(39,640)
Other comprehensive income (loss)	-	-

Total other comprehensive income (loss)	-	-

Comprehensive loss	(54,026)	(39,640)
Comprehensive loss attributable to non-controlling interest	515	18

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(53,511)	$(39,622)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(54,026)	$(39,640)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(6,707)	6,005
(Gain) loss on sale of income producing properties	365	(3,754)
Depreciation and amortization	18,891	21,649
Provision on impairment of notes receivable and real estate assets	31,503	-
Amortization of deferred borrowing costs	2,071	1,577
Earnings from unconsolidated subsidiaries and investees	(378)	122
(Increase) decrease in assets:
Accrued interest receivable	15	(343)
Other assets	(964)	8,561
Prepaid expense	2,312	815
Escrow	7,624	5,537
Earnest money	1,385	900
Rent receivables	3,712	(1,726)
Increase (decrease) in liabilities:
Accrued interest payable	3,786	1,239
Affiliate payables	(14,519)	(2,055)
Other liabilities	(6,791)	(4,324)

Net cash used in operating activities	(11,721)	(5,437)

Cash Flow From Investing Activities:

Proceeds from notes receivable	12,849	1,443
Originations or advances on notes receivable	(1,425)	(22,339)
Acquisition of land held for development	-	(4,937)
Acquisition of income producing properties	(13,002)	-
Proceeds from sale of income producing properties	106,940	146,131
Proceeds from sale of land	107,365	15,674
Proceeds from sale of investment in unconsolidated real estate entities	(9)	-
Proceeds from sale of investments	592	-
Investment in unconsolidated real estate entities	(306)	395
Improvement of land held for development	(1,270)	(1,820)
Improvement of income producing properties	(2,069)	(2,017)
Sales of controlling interest	2,047	22
Construction and development of new properties	(39,927)	(23,801)

Net cash provided by investing activities	171,785	108,751

Cash Flow From Financing Activities:

Proceeds from notes payable	101,434	122,248
Recurring amortization of principal on notes payable	(11,321)	(9,484)
Payments on maturing notes payable	(116,913)	(115,254)
Debt assumption by buyer	(147,742)	(97,772)
Deferred financing costs	(299)	(2,876)
Distributions to non-controlling interests	7	(7)
Common stock issuance	1,530	-
Preferred stock dividends - Series C	(158)	(159)
Preferred stock dividends - Series D	(673)	(638)

Net cash used in financing activities	(163,582)	(103,942)

Net decrease in cash and cash equivalents	(3,518)	(628)
Cash and cash equivalents, beginning of period	11,259	5,665

Cash and cash equivalents, end of period	$7,741	$5,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,651	$47,339
Cash received for income taxes, net of payments	$-	$(48)

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$-	$21,859

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

TCI owns approximately 82.7% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

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

Properties

We own or had interests in a total property portfolio of 68 income producing properties as of September 30, 2011. The properties consisted of:

•	19 commercial buildings totaling 3.9 million leasable square feet, consisting of 11 office buildings, five industrial properties, and three retail properties;

•	49 apartment communities totaling 9,027 units; excluding apartments being developed; and

•	1,856 acres of developed and undeveloped land.

We are involved in the construction of one apartment complex as of September 30, 2011. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. We partner with several third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2011 are listed below:

On January 4, 2011, we recognized the December 23, 2010 sale of 18.84 acres of land known as Archon land located in Las Colinas, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $5.5 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain of $0.1 million when ownership of the property transferred to the existing lender.

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

On January 4, 2011, we recognized the December 23, 2010 sale of 9.96 acres of land known as Limestone Canyon II land located in Austin, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.6 million. We recorded a gain on sale of $0.2 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the January 3, 2011 sale of 72.14 acres of land known as Manhattan land located in Farmers Branch, Texas to ABCLD Income, LLC, a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded the sale when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the December 23, 2010 sale of Teleport Blvd., a 6,833 square foot building and 3.70 acres of land located in Irving, Texas, to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.7 million. We recorded a gain on sale of $0.4 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the December 23, 2010 sale of Westgrove Air Plaza, a 79,652 square foot building located in Addison, Texas, to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.5 million. The buyer assumed the existing mortgage of $2.3 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $3.3 million.

On January 26, 2011, we sold 100% of our common stock in TCI Willowbrook Village, Inc. to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. This entity owns a 179,741 square foot retail shopping center located in Coldwater, Michigan known as Willowbrook Village. We provided $2.2 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on January 26, 2016. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On October 12, 2011, ownership of the property was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the fourth quarter, when ownership transferred to a third party.

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

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $11.0 million. We assumed the current mortgage of $9.5 million.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $2.0 million. We assumed the current mortgage of $1.1 million.

On April 5, 2011, we recognized the July 30, 2009 sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $2.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the July 30, 2009 sale of 14.43 acres of land known as Fortune Drive land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.7 million. The buyer assumed the existing mortgage of $1.1 million secured by the property. We recorded a loss on sale of $0.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the December 23, 2010 sale of 10.69 acres of land known as Temple land, located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.1 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the July 30, 2009 sale of 7.11 acres of land known as Pac Trust land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.4 million. The buyer assumed the existing mortgage of $1.4 million secured by the property. We recorded a loss on sale of $0.2 million when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group III, LP, a partnership that owned 5.87 acres of land known as Polo Estates at Bent Tree land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On April 5, 2011 the partnership transferred ownership of the property to the existing lender and we recorded a gain on sale of $3.0 million.

On April 5, 2011, we recognized the March 30, 2011 sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the June 2, 2011 sale of Alpenloan, a 28,594 square foot building and 8.16 acres of land, located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.9 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the June 2, 2011 sale of 5.34 acres of land known as Archon land located in Irving, Texas and 1.31 acres of land known as Ackerley land located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.7 million. The buyer assumed the existing mortgage of $0.7 million secured by the property. We recorded a loss on sale of $0.7 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $7.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $1.1 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 20.85 acres of land known as McKinney Ranch land located in McKinney, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $5.4 million. The buyer assumed the existing mortgage of $5.4 million secured by the property. We recorded a gain on sale of $0.8 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a loss on sale of $1.9 million when ownership of the property transferred to the existing lender.

On July 1, 2011, we sold 12.72 acres of land known as Centurion 12 land located in Fort Worth, Texas for a sales price of $1.1 million. We recorded a loss on sale of $0.3 million on the land parcel.

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $1.2 million.

On July 5, 2011, we recognized the March 28, 2011 sale of One Hickory Center, a 97,361 square-foot office building and Two Hickory Center, a 96,539 square-foot office building, both located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. The buyer assumed the existing mortgage of $19.4 million secured by the property. We recorded a loss on sale of $0.8 million when ownership transferred to the existing lender.

On July 5, 2011, we recognized the December 23, 2010 sale of 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas, to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.3 million. There was no gain or loss recorded when ownership transferred to the existing lender.

On July 5, 2011, we recognized the September 21, 2010 sale of 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas, to Warren Road Farm, a related party under common control, for a sales price of $6.7 million. The buyer assumed the existing mortgage of $5.5 million secured by the property. We recorded a loss on sale of $0.4 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the March 23, 2011 sale of 10.08 acres of land known as Centura land located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $13.0 million. The buyer assumed the existing mortgage of $7.2 million secured by the property. We recorded a loss on sale of $0.1 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the April 25, 2011 sale of seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. The buyer assumed the existing mortgage of $8.1 million secured by the property. We recorded a gain on sale of $0.1 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the March 23, 2011 sale of Parkway North, a 69,009 square-foot office building located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $4.7 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. We recorded a loss on sale of $0.4 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the December 23, 2010 sale of Signature Athletic Club, a 58,910 square-foot office building located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $2.1 million. The buyer assumed the existing mortgage of $1.3 million secured by the property. We recorded a gain on sale of $0.1 million when ownership transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group XII, LP, a partnership that owned 16.18 acres of land known as Las Colinas Village land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On August 2, 2011 the partnership transferred ownership of the property to the existing lender and we recorded a gain on sale of $11.1 million.

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 27, 2011, we sold a 256-unit apartment complex known as Spyglass apartments, located in Dallas, Texas, for a sales price of $21.6 million. We recorded a gain on sale of $5.7 million on the apartment sale.

In December 2010, TCI sold five properties, which consisted of two commercial buildings comprising an aggregate of 0.6 million square feet and approximately 52.91 acres of undeveloped land to FRE Real Estate, Inc., a related party under common control, for an aggregate sales price of $37.4 million. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. For the properties that were sold to a third party or ownership was transferred back to the lender for credit against the loan balance, the sales was recognized during the first six months of 2011 and have been disclosed in “Note 2. Real Estate Activity”. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2011, we have expended $39.9 million on the construction of various apartment complexes and capitalized $2.4 million of interest costs.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
ABC Land & Development, Inc.(1)	10/15	10.00%	$272	Marina Landing (256 Unit Apartment Complex)
Garden Centura, L.P. (1)	N/A	7.00%	3,967	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	389	Various secured interest
Miscellaneous related party notes (1)	Various	Various	393	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			580

Total Performing			$58,895
Non-Performing loans:
Dallas Fund XVII LP (2)	10/09	9.00%	$1,432	Assignment of partnership interest

Total Non-Performing			$1,432
Allowance for estimated losses			(3,777)

Total			$56,550

(1) Related party notes

(2) Note matured and an allowance for estimated losses at full value of note

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

Investments accounted for via the equity method consists of the following:

	Percentage Ownership
	at September 30, 2011	at September 30, 2010
American Realty Investors, Inc.(1)	2.07%	2.47%
Garden Centura, L.P.(2)	5.00%	5.00%

(1)	Unconsolidated subsidiary
(2)	Other investees

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P., in the amount of 2.07% and 5.0%, respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

For the Nine Months Ended September 30, 2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$155,462	$72,622	$228,084
Notes receivable	23,239	-	23,239
Other assets	192,185	4,755	196,940
Notes payable	(168,746)	(47,578)	(216,324)
Other liabilities	(121,964)	(2,543)	(124,507)
Shareholders’ equity/partners capital	(80,176)	(27,256)	(107,432)

Revenue	$11,356	$5,465	$16,821
Depreciation	(640)	(2,352)	(2,992)
Operating expenses	(1,459)	(2,944)	(4,403)
Gain on land sales	23,465	-	23,465
Gain on sale of investment	91	-	91
Interest expense	(7,902)	(1,745)	(9,647)

Gain (loss) from continuing operations	$24,911	$(1,576)	$23,335
Income from discontinued operations	9,699	-	9,699

Net income (loss)	$34,610	$(1,576)	$33,034

Company’s proportionate share of earnings	$473	$(79)	$394

For the Nine Months Ended September 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$243,090	$75,240	$318,330
Notes Receivable	45,032	-	45,032
Other assets	163,231	6,213	169,444
Notes payable	(231,901)	(48,366)	(280,267)
Other liabilities	(120,424)	(2,408)	(122,832)
Shareholders equity/partners capital	(99,028)	(30,679)	(129,707)

Rents and interest and other income	$24,277	$5,992	$30,269
Depreciation	(1,933)	(2,324)	(4,257)
Operating expenses	(22,706)	(2,906)	(25,612)
Gain on land sales	1,519	-	1,519
Interest expense	(12,635)	(2,706)	(15,341)

Loss from continuing operations	(11,478)	(1,944)	(13,422)
Income from discontinued operations	8,206	-	8,206

Net loss	$(3,272)	$(1,944)	$(5,216)

Company’s proportionate share of earnings	$(81)	$(97)	$(178)

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

On February 28, 2011, a loan with a commercial lender in the amount of $1.3 million was taken out to fund real estate property taxes. The loan accrues interest at 12.50%, payable monthly as interest only, until August 1, 2013. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on July 1, 2021.

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

In conjunction with the development of various apartment projects and other developments, we drew down $38.3 million in construction loans during the nine months ended September 30, 2011.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2011 (dollars in thousands):

	Prime	Pillar	ARL	Total
Balance, December 31, 2010	$-	$-	$(47,261)	$(47,261)
Cash transfers	3,588	7,536	-	11,124
Advisory fees	(3,528)	(4,382)	-	(7,910)
Cost reimbursements	(1,658)	(99)	-	(1,757)
Interest to advisor	(926)	(878)	-	(1,804)
POA fees	(10)	(42)	-	(52)
Expenses paid by advisor	(1,240)	2,233	-	993
Financing (mortgage payments)	(382)	(5,041)	-	(5,423)
Note receivable with affiliate	8,016	2,825	-	10,841
Sales/Purchases transactions	888	(5,307)	-	(4,419)
Intercompany property transfers	8,543	4,383	-	12,926
Purchase of obligations	(13,291)	(1,228)	14,519	-

Balance, September 30, 2011	$-	$-	$(32,742)	$(32,742)

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory fees, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2011	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$9,364	$21,731	$7	$200	$31,302
Operating expenses	5,590	11,244	344	28	17,206
Depreciation and amortization	1,799	4,013	-	-	5,812
Mortgage and loan interest	3,154	6,891	1,416	1,064	12,525
Interest income	-	-	-	497	497
Gain on land sales	-	-	4,626	-	4,626

Segment operating income (loss)	$(1,179)	$(417)	$2,873	$(395)	$882

Capital expenditures	1,636	10	-	-	1,646
Assets	208,517	613,622	188,723	-	1,010,862

Property Sales
Sales price	$30,200	$21,590	$52,437	$-	$104,227
Cost of sale	33,021	15,897	52,762	-	101,680
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	4,951	-	4,951

Gain (loss) on sale	$(2,821)	$5,693	$4,626	$-	$7,498

For the Three Months Ended September 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$10,033	$17,970	$120	$1	$28,124
Operating expenses	5,826	9,864	445	(37)	16,098
Depreciation and amortization	2,114	3,703	-	-	5,817
Mortgage and loan interest	3,006	7,432	1,868	961	13,267
Interest income	-	-	-	669	669
Loss on land sales	-	-	(371)	-	(371)

Segment operating loss	$(913)	$(3,029)	$(2,564)	$(254)	$(6,760)

Capital expenditures	144	316	-	-	460
Assets	314,521	616,400	375,730	(400)	1,306,251

Property Sales
Sales price	$-	$33,491	$8,709	$-	$42,200
Cost of sale	-	29,598	9,080	-	38,678
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$-	$3,893	$(371)	$-	$3,522

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
	2011	2010
Segment operating income (loss)	$882	$(6,760)
Other non-segment items of income (expense)
General and administrative	(2,798)	(1,338)
Advisory fees	(2,441)	(3,054)
Provision on impairment of notes receivable and real estate assets	-	-
Other income	113	640
Loss on sale of investments	(32)	-
Equity in earnings of investees	250	(10)
Deferred tax expense	(1,007)	(486)

Loss from continuing operations	$(5,033)	$(11,008)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended September 30,
	2011	2010
Segment assets	$1,010,862	$1,306,251
Investments in real estate partnerships	8,015	8,745
Other assets	132,704	159,863
Assets held for sale	-	16,251

Total assets	$1,151,581	$1,491,110

For the Nine Months Ended September 30, 2011	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$30,212	$59,086	$289	$209	$89,796
Operating expenses	16,867	30,038	1,225	123	48,253
Depreciation and amortization	5,750	11,319	-	-	17,069
Mortgage and loan interest	7,853	22,212	6,316	3,172	39,553
Interest income	-	-	-	1,627	1,627
Gain on land sales	-	-	6,707	-	6,707

Segment operating loss	$(258)	$(4,483)	$(545)	$(1,459)	$(6,745)

Capital expenditures	1,862	164	(868)	-	1,158
Assets	208,517	613,622	188,723	-	1,010,862

Property Sales
Sales price	$102,765	$21,590	$135,717	$-	$260,072
Cost of sale	111,077	15,897	137,336	-	264,310
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	1,291	963	8,326	-	10,580

Gain (loss) on sale	$(7,021)	$6,656	$6,707	$-	$6,342

For the Nine Months Ended September 30, 2010	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$31,601	$53,590	$279	$(29)	$85,441
Operating expenses	17,420	29,444	2,178	20	49,062
Depreciation and amortization	6,309	10,975	-	-	17,284
Mortgage and loan interest	9,095	23,313	6,944	2,955	42,307
Interest income	-	-	-	2,360	2,360
Loss on land sales	-	-	(6,005)	-	(6,005)

Segment operating loss	$(1,223)	$(10,142)	$(14,848)	$(644)	$(26,857)

Capital expenditures	412	622	148	-	1,182
Assets	314,521	616,400	375,730	(400)	1,306,251

Property Sales
Sales price	$28,740	$58,583	$18,963	$-	$106,286
Cost of sale	28,954	51,016	24,968	-	104,938
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-

Gain (loss) on sale	$(214)	$3,968	$(6,005)	$-	$(2,251)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended September 30,
	2011	2010
Segment operating loss	$(6,745)	$(26,857)
Other non-segment items of income (expense)
General and administrative	(7,452)	(4,955)
Advisory fees	(7,688)	(9,112)
Provision on impairment of notes receivable and real estate assets	(26,247)	-
Other income	1,878	1,554
Loss on sale of investments	(483)	-
Equity in earnings of investees	378	(122)
Deferred tax benefit	2,683	117

Loss from continuing operations	$(43,676)	$(39,375)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2011	2010
Segment assets	$1,010,862	$1,306,251
Investments in real estate partnerships	8,015	8,745
Other assets	132,704	159,863
Assets held for sale	-	16,251

Total assets	$1,151,581	$1,491,110

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2011. Included in discontinued operations are a total of ten and 23 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold eight commercial properties (Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory and Westgrove Air Plaza), one apartment complex (Spyglass), and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Rental	$968	$6,109	$7,789	$22,764
Property operations	587	4,127	5,007	13,203

	$381	$1,982	2,782	9,561
Expenses
Other income	-	50	-	50
Interest	(103)	(3,141)	(2,546)	(9,087)
General and administrative	(170)	(55)	(457)	(101)
Depreciation	(102)	(1,340)	(1,825)	(4,373)
Provision on impairment of real estate assets	-	-	(5,256)	-

	(375)	(4,486)	(10,084)	(13,511)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	6	(2,504)	(7,302)	(3,950)
Gain (loss) on sale of discontinued operations	2,872	3,893	(365)	3,754

Income (loss) from discontinued operations	$2,878	$1,389	(7,667)	(196)
Tax benefit (expense)	1,007	486	(2,683)	(69)

Net income (loss) from discontinued operations	$3,885	$1,875	$(10,350)	$(265)

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

Partnership Buyouts. TCI is the limited partner in one partnership that is currently constructing a residential property and four partnerships in which the residential properties are substantially complete. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of September 30, 2011, we have 10,000 shares of stock options outstanding, 5,000 of which will expire on January 12, 2012, and 5,000 of which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of September 30, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2011, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been recorded in 2010 and 2011 and the sales that were deferred will be recognized in 2011 when ownership transferred to a third party.

On October 12, 2011, Willowbrook Village, a retail shopping center located in Coldwater, Michigan, which was sold on January 26, 2011 to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the fourth quarter, when ownership transferred to a third party.

On October 20, 2011, we sold 7.4 acres of land known as Keller Springs Lofts land located in Addison, Texas, for a sales price of $4.2 million. This land parcel is owned by TCI Woodmont Group VIII, LP, which the Company has a 75% limited partner interest.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2011, we acquired $13.0 million of income producing properties and sold $261.3 million of land and income producing properties. As of September 30, 2011, we owned 9,027 units in 49 residential apartment communities and 19 commercial properties of approximately 3.9 million rentable square feet. In addition, we owned 1,856 acres of land held for development and have one apartment complex currently in development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly-owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate – General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We cease capitalization when a building is considered substantially complete and ready for its intended use, but no later than one year from the cessation of major construction activity.

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2011 and 2010, we owned or had interests in a portfolio of 68 and 75 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of September 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2011 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	September 30,
	2011	2010
Continuing operations	67	62
Sales subsequent to period end	1	-
Discontinued operations	-	13

Total property portfolio	68	75

Comparison of the three months ended September 30, 2011 to the same period ended 2010

For the three months ended September 30, 2011, we reported a net loss applicable to common shares of $1.0 million or $.13 per diluted earnings per share, as compared to a net loss applicable to common shares of $54.3 million or $6.5 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $31.3 million for the three months ended September 30, 2011. This represents an increase of $3.2 million, as compared to the prior period revenues of $28.1 million. The change, by segment, is an increase in the apartment portfolio of $3.8 million and a decrease in the commercial portfolio of $0.6 million. Within the apartment portfolio, there was an increase of $2.2 million due to the developed properties in the lease-up phase and an increase of $1.6 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. Within the commercial portfolio, the same properties decreased by $0.6 million. As a whole, the commercial portfolio decreased due to an increase in vacancy which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $17.2 million for the three months ended September 30, 2011. This represents an increase of $1.1 million, as compared to the prior period operating expenses of $16.1 million. This change, by segment, is an increase in the apartment portfolio of $1.3 million and a decrease in the commercial portfolio of $0.2 million. Within the apartment portfolio, there was an increase of $1.2 million due to the developed properties in the lease-up phase and an increase of $0.1 million in the same properties. Within the commercial portfolio, the same properties decreased by $0.2 million.

General and administrative expenses were $2.8 million for the three months ended September 30, 2011. This represents an increase of $1.5 million, as compared to the prior period general and administrative expenses of $1.3 million. This change is primarily due to an increase in professional services and losses due to investment write offs in the current period related to potential deals not realized.

Mortgage and loan interest was $12.5 million for the three months ended September 30, 2011. This represents a decrease of $.8 million, as compared to the prior period interest expense of $13.3 million. This change, by segment, is an increase in the commercial portfolio of $0.1 million, an increase in the other portfolio of $0.1 million, a decrease in the apartment portfolio of $0.5 million, and a decrease in the land portfolio of $0.5 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 and 2011 at a lower interest rate. These lower rate mortgages have terms of 35-40 years.

Other income (expense)

Gain on land sales increased for the three months ended September 30, 2011 as compared to the prior period. In the current period we sold 2,999.28 acres of land in six separate transactions for an aggregate sales price of $52.4 million and recorded a gain of $4.6 million. In the prior period, we sold 38.62 acres of land in four separate transactions for an aggregate sales price of $4.7 million and recorded a loss of $0.4 million.

Included in discontinued operations are a total of ten and 23 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold eight commercial properties (Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory and Westgrove Air Plaza), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010
Revenue
Rental	$968	$6,109
Property operations	587	4,127

	381	1,982
Expenses
Other income	-	50
Interest	(103)	(3,141)
General and administrative	(170)	(55)
Depreciation	(102)	(1,340)

	(375)	(4,486)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	6	(2,504)
Gain on sale of discontinued operations	2,872	3,893

Income from discontinued operations	2,878	1,389
Tax benefit	1,007	486

Net income from discontinued operations	$3,885	$1,875

Comparison of the nine months ended September 30, 2011 to the same period ended 2010

For the nine months ended September 30, 2011, we reported a net loss applicable to common shares of $54.3 million or $6.50 per diluted earnings per share, as compared to a net loss applicable to common shares of $40.4 million or $4.98 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $89.8 million for the nine months ended September 30, 2011. This represents an increase of $4.4 million, as compared to the prior period revenues of $85.4 million. The change, by segment, is an increase in the apartment portfolio of $5.5 million, an increase in the land and other portfolios of $0.2 million, offset by a decrease in the commercial portfolio of $1.3 million. Within the apartment portfolio, there was an increase of $2.7 million due to the developed properties in the lease-up phase and an increase of $2.8 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. Within the commercial portfolio, the same property portfolio decreased by $1.3 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $48.3 million for the nine months ended September 30, 2011. This represents a decrease of $0.8 million, as compared to the prior period operating expenses of $49.1 million. This change, by segment, is a decrease in the commercial portfolio of $0.5 million, a decrease in the land and other portfolios of $0.9 million, offset by an increase in the apartment portfolio of $0.6 million. Within the commercial portfolio, the same properties portfolio decreased by $0.5 million. Within the apartment portfolio, the same properties decreased by $1.1 million due to a decrease in overall costs and additional repairs and maintenance, offset by a $1.7 million increase in developed properties in the lease-up phase.

Mortgage and loan interest was $39.6 million for the nine months ended September 30, 2011. This represents a decrease of $2.7 million, as compared to the prior period interest expense of $42.3 million. This change, by segment is a decrease in the commercial portfolio of $1.2 million, a decrease in the apartment portfolio of $1.1 million and a decrease in the land portfolio of $0.6 million, offset by an increase in the other portfolio of $0.2 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 and 2011 at a lower interest rate. These lower rate mortgages have terms of 35-40 years.

General and administrative expenses were $7.5 million for the nine months ended September 30, 2011. This represents an increase of $2.5 million, as compared to the prior period general and administrative expenses of $5.0 million. This change is primarily due to an increase in professional services and losses due to investment write offs in the current period related to potential deals not realized.

Provision for impairment was $26.2 million for the nine months ended September 30, 2011. Impairment was recorded as an additional loss of $5.2 million in the apartment properties we currently hold and $21.0 million in land parcels we currently hold. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to sale to a related party under common control, negotiations have occurred for property ownership transfers to the lender and estimated current property values are lower than our current basis.

Other income (expense)

Interest income was $1.6 million for the nine months ended September 30, 2011. This represents a decrease of $0.8 million, as compared to the prior period interest income of $2.4 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc., two notes considered paid or satisfied and one note where interest income is no longer recognized due to collectability concerns. On the cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Other income was $1.9 million for the nine months ended September 30, 2011. This represents an increase of $0.3 million as compared to the prior year income of $1.6 million. This increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o.

Loss on the sale of investments relates to the sale of ARL stock. The acquisition price was higher than the current sale price and a loss was recorded.

Gain on land sales increased for the nine months ended September 30, 2011 as compared to the prior period. In the current period we sold 3,761.81 acres of land in 31 separate transactions for an aggregate sales price of $135.7 million and recorded a gain of $6.7 million. In the prior period, we sold 62.18 acres of land in six separate transactions for an aggregate sales price of $22.3 million and recorded a loss of $6.0 million.

Included in discontinued operations are a total of ten and 23 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold eight commercial properties (Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory and Westgrove Air Plaza), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Revenue
Rental	$7,789	$22,764
Property operations	5,007	13,203

	2,782	9,561
Expenses
Other income	-	50
Interest	(2,546)	(9,087)
General and administrative	(457)	(101)
Depreciation	(1,825)	(4,373)
Provision on impairment of real estate assets	(5,256)	-

	(10,084)	(13,511)

Net loss from discontinued operations before gains on sale of real estate	(7,302)	(3,950)
Gain (loss) on sale of discontinued operations	(365)	3,754

Loss from discontinued operations	(7,667)	(196)
Tax expense	(2,683)	(69)

Net loss from discontinued operations	$(10,350)	$(265)

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2011	2010	Variance
Net cash used in operating activities	$(11,721)	$(5,437)	$(6,284)
Net cash provided by investing activities	$171,785	$108,751	$63,034
Net cash used in financing activities	$(163,582)	$(103,942)	$(59,640)

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

Our cash from investing activities increased as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period offset by an increase in cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carry forwards in the first nine months of 2011, and a loss in 2010 and 2009; therefore, it recorded no provision for income taxes.

At September 30, 2011, TCI had a net deferred tax asset of $60.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2011, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$189,918	5.15%	$1,899

Total decrease in TCI’s annual net income			1,899

Per share			$0.23

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at June 30, 2011			1,230,535	406,465
July 31, 2011	-	-	1,230,535	406,465
August 31, 2011	-	-	1,230,535	406,465
September 30, 2011	-	-	1,230,535	406,465

Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2011

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