Form 10-K
period 2011-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2012-04-03
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09240

Transcontinental Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	94-6565852
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1603 LBJ Freeway, Suite 300, Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,460,237 based upon a total of 1,123,396 shares held as of June 30, 2011 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 22, 2012, there were 8,413,469 shares of common stock outstanding.

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

General

As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation. TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2011, ARL through subsidiaries owned 82.7% of the outstanding TCI common shares.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company had owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted over 80% of the shares of common stock of IOT outstanding. As of December 31, 2011 TCI owned 82.6% of the outstanding IOT common shares. Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of the Company for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $26.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

TCI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT. The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT. The officers of TCI also serve as officers of ARL, IOT and Pillar.

Prior to April 30, 2011, the Company’s contractual Advisor and Cash Manager was Prime Income Asset Management, LLC (“Prime”). Effective April 30, 2011, Pillar, a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust, became the Company’s external Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and IOT. As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services for our commercial properties. Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”). Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty I for a term of five years. Regis receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management”. TCI engages third-party companies to lease and manage its apartment properties.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land.

At December 31, 2011, our income-producing properties consisted of:

•	16 commercial properties consisting of 11 office buildings, one industrial warehouse, three retail properties, and one parking garage, comprising in aggregate approximately 3.6 million square feet;

•	50 residential apartment communities comprising 9,317 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2011:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alaska			1	20,715
Arkansas	4	678
Florida			1	6,722
Indiana			1	220,439
Kansas	1	320
Louisiana-New Orleans			5	1,356,813
Louisiana-Other	2	384
Mississippi	7	568	1	26,000
Ohio	1	200
Oklahoma			1	225,566
Tennessee	2	312
Texas-Greater Dallas-Ft Worth	20	3,936	5	1,652,885
Texas-Greater Houston	3	656
Texas-San Antonio	2	468
Texas -Temple	2	452
Texas-Other	6	1,343
Wisconsin			1	122,205

Total	50	9,317	16	3,631,345

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in certain of our properties.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five apartment projects in 2011 and are in the predevelopment process on several residential apartment communities, scheduled for construction in 2012. At December 31, 2011, we had no apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2011, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Capital City Center	Jackson, MS	2007-2008	8	$12,500	Mixed use
McKinney Multi-Tracts	McKinney, TX	1997-2008	204	20,676	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	425	66,723	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	39	1,494	Multi-family residential
Travis Ranch	Kaufman County, TX	2008	18	1,980	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,391	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	492	4,831	Single-family residential
Windmill Farms	Kaufman County, TX	2011	2,900	43,193	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	12	5,678	Mixed use
Other Land Holdings	Various	1990-2010	525	23,835	Various

Total Land Holdings			4,720	$197,301

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2011 are discussed below:

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

The Company had a 75.0% limited partner interest in Woodmont TCI Group XIII, LP, a partnership that owned 8.91 acres of land known as Las Colinas Station land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On February 4, 2011 the partnership transferred ownership of the property to the existing lender and TCI recognized deferred gain of $2.2 million on the transfer.

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the lender to satisfy the debt secured by this property and partial credit against debt related to another property. Any impairment necessary, related to the inability to recover our original investment, has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012 when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $1.4 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $9.5 million.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $0.6 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $1.1 million.

On April 5, 2011, we recognized the July 30, 2009 sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $3.3 million when ownership of the property transferred to the existing lender.

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

On April 5, 2011, we recognized the March 30, 2011 sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91 acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

On April 28, 2011, we refinanced the existing mortgage on Mariposa Villas apartments, a 216-unit complex located in Dallas, Texas, for a new mortgage of $12.4 million. We paid off the existing mortgage of $11.8 million and $0.6 million in closing costs. The note accrues interest at 3.90% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051

On April 28, 2011, we refinanced the existing mortgage on Verandas at City View apartments, a 314-unit complex located in Fort Worth, Texas, for a new mortgage of $18.5 million. We paid off the existing mortgage of $17.3 million and $1.2 million in closing costs. The note accrues interest at 4.20% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $3.1 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $5.2 million when ownership of the property transferred to the existing lender.

On July 1, 2011, we sold 12.72 acres of land known as Centurion 12 land located in Fort Worth, Texas for a sales price of $1.1 million. We recorded a loss on sale of $0.3 million on the land parcel.

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a gain on sale of $1.2 million when ownership of the property transferred to the existing lender.

On July 5, 2011, we recognized the March 28, 2011 sale of One Hickory Center, a 97,361 square-foot office building and Two Hickory Center, a 96,539 square-foot office building, both located in Dallas, Texas, to ABCLD

Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. The buyer assumed the existing mortgage of $19.4 million secured by the property. We recorded a gain on sale of $4.2 million when ownership transferred to the existing lender.

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

On August 2, 2011, we recognized the April 25, 2011 sale of seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. The buyer assumed the existing mortgage of $8.1 million secured by the property. We recorded a loss on sale of $0.9 million when ownership transferred to the existing lender.

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

The Company had a 75.0% limited partner interest in Woodmont TCI Group XII, LP, a partnership that owned 16.18 acres of land known as Las Colinas Village land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On August 2, 2011 the partnership transferred ownership of the property to the existing lender and TCI recognized a deferred gain of $7.5 million on the sale.

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

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of

$10.6 million. We provided $6.4 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In the first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 27, 2011, we sold a 256-unit apartment complex known as Spyglass apartments, located in Dallas, Texas, for a sales price of $21.6 million. The buyer assumed the existing mortgage of $15.5 million secured by the property. We recorded a gain on sale of $5.7 million on the apartment sale.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group VIII, LP, a partnership that owned 7.37 acres of land known as Keller Springs Lofts land located in Addison, Texas. The partnership was consolidated in accordance with ASC 810. On October 20, 2011, the partnership sold the property for a sales price of $4.2 million. We recorded a loss on sale of $2.1 million on the land parcel.

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller-financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan, was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller-financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 2, 2011, we recognized the September 3, 2004 sale of Addison Hanger I, a 25,102 square foot industrial warehouse and Addison Hanger II, a 24,000 square foot industrial warehouse located in Addison, Texas, for a sales price of $4.5 million. At the time of the sale, TCI entered into a 10-year triple-net lease with the buyer. Therefore, this transaction was accounted for under the financing method and the properties continued to be consolidated. As of November 12, 2011, the lease with the buyer was terminated. Due to ongoing litigation related to the lease, TCI has deferred the gain recognition until the matter is resolved.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 21, 2011, we sold 17.07 acres of land known as Lamar Parmer Lane land located in Austin, Texas for a sales price of $1.4 million. The existing mortgage of $1.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interest and a 4% limited partnership interest in Garden Centura L.P., which owns a 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2011, we have expended $46.8 million on the construction of various apartment projects and capitalized $2.1 million of interest costs.

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

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, TCI competes with affiliates of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed TCI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

We had total indebtedness at December 31, 2011 of approximately $868.3 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

On December 31, 2011, our portfolio consisted of 66 income producing properties consisting of 50 apartments totaling 9,317 units, 16 commercial properties consisting of 11 office buildings, one industrial warehouse, three retail centers, and one parking garage. In addition, we own or control 4,720 acres of improved and unimproved land for future development or sale. The average annual dollar per square foot for the Company’s apartment/residential portfolio is $11.68 and $9.58 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest in:

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	100.00%
Blue Lake Villas I	Waxahachie, TX	186	95.70%
Blue Lake Villas II	Waxahachie, TX	70	94.30%
Blue Ridge	Midland, TX	290	99.30%
Breakwater Bay	Beaumont, TX	176	91.50%
Bridgewood Ranch	Kaufman, TX	106	95.30%
Capitol Hill	Little Rock, AR	156	92.30%
Curtis Moore Estates	Greenwood, MS	104	92.30%
Dakota Arms	Lubbock, TX	208	94.20%
David Jordan Phase II	Greenwood, MS	32	93.80%
David Jordan Phase III	Greenwood, MS	40	92.50%
Desoto Ranch	DeSoto, TX	248	87.90%
Dorado Ranch	Odessa, TX	224	99.10%
Falcon Lakes	Arlington, TX	248	95.60%
Heather Creek	Mesquite, TX	200	96.00%
Huntington Ridge	DeSoto, TX	198	96.00%
Laguna Vista	Dallas, TX	206	98.10%
Lake Forest	Houston, TX	240	90.80%
Legends of El Paso	El Paso, TX	240	94.60%
Lodge at Pecan Creek(1)	Denton, TX	192	35.40%
Mansions of Mansfield	Mansfield, TX	208	98.60%
Mariposa Villas	Dallas, TX	216	95.40%
Mission Oaks	San Antonio, TX	228	91.20%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	96.50%
Paramount Terrace	Amarillo. TX	181	92.80%
Parc at Clarksville	Clarksville, TN	168	93.50%
Parc at Denham Springs(1)	Denham Springs, LA	224	81.70%
Parc at Maumelle	Little Rock, AR	240	95.00%
Parc at Metro Center	Nashville, TN	144	100.00%
Parc at Rogers	Rogers, AR	250	98.40%
Pecan Pointe	Temple, TX	232	94.00%
Portofino	Farmers Branch, TX	224	96.40%
Preserve at Pecan Creek	Denton, TX	192	93.80%
River Oaks	Wylie, TX	180	98.30%
Riverwalk Phase I	Greenville, MS	32	90.60%
Riverwalk Phase II	Greenville, MS	72	93.10%
Savoy of Garland	Garland, TX	144	96.50%
Sonoma Court(1)	Rockwall, TX	124	79.80%
Stonebridge at City Park	Houston, TX	240	91.30%
Sugar Mill	Baton Rouge, LA	160	91.90%
Toulon(1)	Gautier, MS	240	46.70%
Treehouse	Irving, TX	160	93.80%
Verandas at City View	Fort Worth, TX	314	97.80%
Vistas of Pinnacle Park	Dallas, TX	332	93.10%
Vistas of Vance Jackson	San Antonio, TX	240	97.50%
Whispering Pines	Topeka, KS	320	90.60%
Windsong	Fort Worth, TX	188	93.10%

	Total Apartment Units	8,897

Apartments Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	98.50%

	Total Apartments Subject to Sale	200

Apartments Held for Sale	Location	Units	Occupancy
Wildflower Villas	Temple, TX	220	93.20%

	Total Apartments Held for Sale	220

	Total Apartments	9,317

(1) These properties had construction completed in 2011 and are currently in lease-up.
Office Buildings	Location	SqFt	Occupancy
225 Baronne(1)	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	34.48%
600 Las Colinas	Las Colinas, TX	510,173	66.67%
1010 Common	New Orleans, LA	512,593	42.38%
Amoco Building	New Orleans, LA	378,895	68.67%
Browning Place (Park West I)	Farmers Branch, TX	625,463	87.72%
Ergon Office Building	Jackson, MS	26,000	0.00%
Eton Square(2)	Tulsa, OK	43,695	36.13%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Sesame Square	Anchorage, AK	20,715	87.52%
Stanford Center	Dallas, TX	336,632	98.33%

	Total Office Buildings	2,916,096

Parking Garage	Location	SqFt	Occupancy
Clark Garage	New Orleans, LA	6,207	34.44%

	Total Parking Garage	6,207

Retail Centers	Location	SqFt
Bridgeview Plaza	LaCrosse, WI	122,205	90.45%
Dunes Plaza	Michigan City, IN	220,439	22.54%
Fruitland Plaza	Fruitland Park, FL	6,722	0.00%

	Total Retail Centers	349,366

Retail Centers Subject to Sales Contract	Location	SqFt	Occupancy
Eton Square(2)	Tulsa, OK	181,871	75.21%

	Total Retail Centers Subject to Sales Contract	181,871

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%

	Total Industrial Warehouses Subject to Sales Contract	177,805

	Total Commercial	3,631,345

(1)	Vacant since 2005’s hurricane Katrina. Plans to renovate in the future.
(2)	Eton Square is considered one commercial property that includes both office and retail space.

Lease Expirations

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2012	465,589	$8,551,296	$18.37	9.4%	26.5%
2013	390,551	$8,213,306	$21.03	7.8%	25.5%
2014	457,973	$4,143,329	$9.05	9.2%	12.9%
2015	105,098	$1,475,434	$14.04	2.1%	4.6%
2016	436,642	$3,967,917	$9.09	8.8%	12.3%
2017	169,564	$2,982,006	$17.59	3.4%	9.3%
2018	23,098	$404,350	$17.51	0.5%	1.3%
2019	98,761	$2,125,700	$21.52	2.0%	6.6%
2020	—	$—	$—	0.0%	0.0%
Thereafter	20,121	$349,235	$17.36	0.4%	1.0%

Total	2,167,397	$32,212,573		43.6%	100%

(1)

Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Audubon	Adams County, MS	48.20
Copperridge	Dallas, TX	3.90
Denham Springs	Denham Springs, LA	4.38
Dunes Plaza Vacant Land	Michigan City, IN	14.62
Gautier Land	Gautier, MS	40.06
Hollywood Casino Land Tract II	Farmers Branch, TX	13.85
Hunter Equities Land	Dallas, TX	2.56
Jackson Capital City Center	Jackson, MS	7.95
Kinwest Manor	Irving, TX	7.98
Lacy Longhorn Land	Farmers Branch, TX	17.12
LaDue Land	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Manhanttan Land	Farmers Branch, TX	36.75
Marine Creek	Forth Worth, TX	44.17
McKinney 36	Collin County, TX	34.05
McKinney Ranch Land	McKinney,TX	169.74
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Southwood Plantation 1394	Tallahassee, FL	14.52
Texas Plaza Land	Irving, TX	10.33
Travelers Land	Farmers Branch, TX	193.17

Land	Location	Acres
Travis Ranch Land	Kaufman County, TX	10.00
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad Land	Dallas, TX	0.04
US Virgin Islands Land	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151 Land	Waco, TX	151.40
Waco Swanson	Waco, TX	340.65
Walker Land	Dallas County, TX	82.59
Willowick Land	Pensacola, TX	39.78
Windmill Farms Land	Kaufman County, TX	2,900.00

	Total Land/Development	4,344.72

Land Subject to Sales Contract	Location	Acres
Dedeaux	Gulfport, MS	10.00
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Coonrod	Denton, TX	82.80
Desoto Ranch	Desoto, TX	8.02
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Land Tract I	Farmers Branch, TX	19.71
Luna Ventures	Farmers Branch, TX	26.74
Mansfield Land	Mansfield, TX	21.89
Pioneer Crossing Tract II	Austin, TX	38.54
Senlac Land Tract II	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Stanley Tools	Farmers Branch, TX	23.76
Whorton Land	Bentonville, AR	79.70

	Total Land Subject to Sales Contract	375.69

	Total Land	4,720.41

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2011		2010
	High	Low	High	Low
First Quarter	$7.20	$3.26	$13.13	$10.58
Second Quarter	$4.34	$2.06	$12.30	$8.04
Third Quarter	$3.91	$1.70	$10.50	$8.48
Fourth Quarter	$2.35	$1.56	$9.45	$6.05

On March 22, 2012, the closing price of TCI’s Common Stock as reported in the consolidated reporting system of the NYSE was $1.86 per share, and was held by approximately 3,700 holders of record.

Performance Graph

The following performance graph compares the cumulative total stockholder return on TCI’s shares of Common Stock with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 2006, in TCI’s shares of Common Stock and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31:

	12/06	12/07	12/08	12/09	12/10	12/11
Transcontinental Realty Investors, Inc.	$100.00	$111.22	$82.73	$85.68	$48.27	$11.80
Dow Jones Industrial	$100.00	$106.43	$70.42	$83.67	$92.89	$98.03
Dow Jones US Real Estate	$100.00	$80.15	$47.65	$62.22	$78.76	$83.12

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on TCI’s common stock were declared for 2011, 2010, or 2009. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2011			1,230,535	406,465
October 31, 2011	—	$—	1,230,535	406,465
November 30, 2011	—	$—	1,230,535	406,465
December 31, 2011	—	$—	1,230,535	406,465

Total	—

ITEM 6. SELECTED	FINANCIAL DATA

TRANSCONTINENTAL REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$114,087	$110,281	$107,286	$96,583	$78,600
Total operating expenses	145,038	126,888	147,623	104,626	87,488

Operating loss	(30,951)	(16,607)	(40,337)	(8,043)	(8,888)
Other expenses	(45,535)	(42,569)	(45,314)	(48,731)	(9,671)

Loss before gain on land sales, non-controlling interest, and income tax benefit	(76,486)	(59,176)	(85,651)	(56,774)	(18,559)
Gain (loss) on land sales	17,011	(15,155)	6,296	4,798	—
Income tax benefit	4,505	2,563	(76)	39,246	8,251

Net loss from continuing operations	(54,970)	(71,768)	(79,431)	(12,730)	(10,308)

Net income (loss) from discontinuing operations, net of non-controlling interest	8,367	4,670	(142)	44,285	21,369

Net income (loss)	(46,603)	(67,098)	(79,573)	31,555	11,061
Net (income) loss attributable to non-controlling interest	282	(98)	(125)	654	50

Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(46,321)	(67,196)	(79,698)	32,209	11,111
Preferred dividend requirement	(1,110)	(1,073)	(1,023)	(975)	(925)

Net income (loss) applicable to common shares	$(47,431)	$(68,269)	$(80,721)	$31,234	$10,186

PER SHARE DATA
Earnings per share—basic
Loss from continuing operations	$(6.67)	$(8.99)	$(9.93)	$(1.61)	$(1.41)
Income (loss) from discontinued operations	1.00	0.58	(0.02)	5.48	2.69

Net income (loss) applicable to common shares	$(5.66)	$(8.41)	$(9.95)	$3.87	$1.28

Weighted average common share used in computing earnings per share	8,370,729	8,113,575	8,113,669	8,086,640	7,953,676

Earnings per share—diluted
Loss from continuing operations	$(6.67)	$(8.99)	$(9.93)	$(1.61)	$(1.41)
Income (loss) from discontinued operations	1.00	0.58	(0.02)	5.48	2.69

Net income (loss) applicable to common shares	$(5.66)	$(8.41)	$(9.95)	$3.87	$1.28

Weighted average common share used in computing diluted earnings per share	8,370,729	8,113,575	8,113,669	8,086,640	8,188,602

BALANCE SHEET DATA
Real estate, net	$988,339	$1,213,114	$1,447,184	$1,480,791	$1,364,426
Notes and interest receivable, net	77,371	67,025	45,247	39,120	32,699
Total assets	1,160,324	1,384,761	1,608,287	1,640,067	1,521,189
Notes and interest payables	884,305	1,022,015	1,188,625	1,168,015	1,177,586
Stockholders’ equity	141,284	183,448	245,416	324,696	287,102
Book value per share	$16.88	$22.61	$30.25	$40.15	$36.10

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller and during 2011 acquired $45.5 million and sold $288.5 million of land and income-producing properties. As of December 31, 2011, we owned 9,317 units in 50 residential apartment communities, 16 commercial properties comprising approximately 3.6 million rentable square feet. In addition, we own 4,720 acres of land held for development. The Company currently owns income-producing properties and land in 13 states as well as in the U.S. Virgin Islands.

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

Prior to April 30, 2011, we were advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Effective April 30, 2011, Pillar became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis I”) provided brokerage services. Triad and Regis I are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Pillar, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis I for a term of five years. We currently contract with third-party companies to lease and manage our apartment communities.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. TCI’s investments in ARL and Garden Centura, L.P. are accounted for under the equity method. On December 28, 2011, we sold our investment in Garden Centura, L.P.

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

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the current year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The affiliate payables to ARL were reduced for the lower asset price.

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

The following discussion is based on our “Consolidated Statements of Operations—Years Ended December 31, 2011, 2010, and 2009” as included in Item 8. “Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2011, 2010 and 2009, we owned or had interests in a portfolio of 66, 72 and 86 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year-end for the years presented, but sold in the next year. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2011 for the year presented. The table below shows the number of income producing properties held by year:

	2011	2010	2009
Continued operations	65	58	59
Sales subsequent to year end	1	14	27

Total property portfolio	66	72	86

Comparison of the year ended December 31, 2011 to the same period ended 2010:

We had a net loss applicable to common shares of $47.4 million in 2011, which includes gain on land sales of $17.0 million and net income from discontinued operations of $8.4 million, as compared to the prior year net loss applicable to common shares of $68.3 million, which includes loss on land sales of $15.2 million and net gain from discontinued operations of $4.7 million. This was offset by an increase in provision on impairment of investment in real estate partnerships and real estate assets.

Revenues

Rental and other property revenues were $114.1 million for the twelve months ended December 31, 2011. This represents an increase of $3.8 million, as compared to the prior year revenues of $110.3 million. This change, by segment, is an increase in the apartment portfolio of $9.6 million, offset by a decrease in the commercial portfolio of $5.8 million. Within the apartment portfolio, the same property portfolio increased by $3.3 million, the acquired properties increased by $1.5 million and the developed properties increased by $4.8 million. Within the commercial portfolio, the same property portfolio decreased by $5.8 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $63.5 million for the twelve months ended December 31, 2011. This represents an increase of $1.4 million as compared to the prior year operating expenses of $62.1 million. This change, by segment, is an increase in the apartment portfolio of $3.3 million offset by a decrease in the land and other portfolio of $1.0 million and a decrease in the commercial portfolio of $0.9 million. The decrease in the land portfolio was due to land sales. Within the apartment portfolio, the same apartment properties decreased $0.2 million due to lower overall operating costs and additional repair and maintenance. The developed apartments increased expenses by $2.4 million and the acquired properties increased expenses by $1.1 million.

Depreciation and amortization expense was $20.6 million for the twelve months ended December 31, 2011. This represents a decrease of $1.6 million, as compared to the prior year expense of $22.2 million. This change, by segment, is an increase in the apartment portfolio of $0.8 million offset by a decrease in the commercial portfolio of $2.4 million. Within the apartment portfolio, the same property portfolio decreased by $0.5 million, the acquired properties increased by $0.1 million and the developed properties in the lease-up phase increased by $1.2 million. Once the apartment complex is considered “stabilized”, we begin to depreciate the assets.

General and administrative expenses were $9.2 million for the twelve months ended December 31, 2011. This represents an increase of $1.1 million as compared to the prior year expenses of $8.1 million. This change is due to an increase in administrative expenses and professional services.

The current year provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $41.8 million. This was an increase of $19.2 million as compared to the prior year expense of $22.6 million. In the current year, impairment was recorded as an additional loss in the investment portfolio of $5.2 in apartments we currently hold, $5.3 million in commercial properties we currently hold, $22.4 million in land we currently hold, $0.4 million in impairment on our investments in unconsolidated entities, and the remainder was land sold during the current period or subsequent to year end. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to the sale to a related party under common control, negotiations have occurred for the property ownership to transfer to the lender and estimated current property values are lower than our current basis. In the prior year, impairment was recorded as an additional loss in the investment portfolio of $18.3 million in land we sold during the current period or subsequent to year end and $4.3 million in impairment on notes receivable.

Other income (expense)

Other income was $2.1 million for the twelve months ended December 31, 2011. This represents a decrease of $6.3 million as compared to the prior year income of $8.4 million. The decrease was due to revenue received in prior year from an incentive fee from Regis I.

Interest income was $5.7 million for the twelve months ended December 31, 2011. This represents an increase of $0.5 million, as compared to the prior year income of $5.2 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Mortgage and loan interest expense was $53.1 million for the twelve months ended December 31, 2011. This represents a decrease of $2.1 million, as compared to the prior year expense of $55.2 million. This change, by segment, is a decrease in the commercial portfolio of $0.2 million, a decrease in the land and other portfolio of $1.5 million and a decrease in the apartment portfolio of $0.4 million. Within the apartment portfolio, the same apartment portfolio decreased $3.3 million, the acquired properties increased by $0.3 million and the developed properties increased $2.6 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The decrease in the land and other portfolio was due to land sales.

Gain on land sales increased in the current year. In the current year, we sold 3,809.49 acres of land in 34 separate transactions for an aggregate sales price of $163.1 million and recorded a gain of $17.0 million. The average sales price was $42,801 per acre. In the prior year, we sold 1,227.53 acres of land in 13 separate transactions for an aggregate sales price of $23.1 million, receiving $8,984 in cash and recorded a loss of $15.1 million. The average sales price was $18,823 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 13 and 22 income-producing properties as of 2011 and 2010, respectively and one held for sale as of 2011. In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass), 13 acres of land with a storage warehouse (Eagle Crest), and one apartment complex held for sale (Wildflower Villas). In 2010, we sold seven apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Longfellow Arms, Marina Landing and Mason Park), one commercial building (217 Rampart), and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In addition, we recognized the deferred gains on the sales of six apartment complexes (Bridges on Kinsey, Limestone Canyon, Limestone Ranch, Longfellow Arms, Sendero Ridge and Tivoli) and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”. The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For Years Ended December 31,
	2011	2010
Revenues
Rental	$10,685	$30,850
Property operations	6,492	17,465

	4,193	13,385
Expenses
Other income	49	3,697
Interest	(3,509)	(12,303)
General and administration	(966)	(530)
Depreciation	(2,416)	(6,125)
Provision on impairment of real estate assets	(3,231)	(1,923)

	(10,073)	(17,184)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(5,880)	(3,799)
Gain on sale of discontinued operations	18,300	10,781
Equity in investee	452	203

Income from discontinued operations	12,872	7,185
Tax expense	(4,505)	(2,515)

Income from discontinued operations	$8,367	$4,670

Comparison of the year ended December 31, 2010 to the same period ended 2009:

We had a net loss applicable to common shares of $68.3 million in 2010, which includes loss on land sales of $15.2 million and net income from discontinued operations of $4.7 million, as compared to the prior year net loss applicable to common shares of $80.7 million, which includes gain on land sales of $6.3 million and net loss from discontinued operations of $0.1 million. The majority of the decrease in our net loss applicable to common shares is primarily due to our impairment on notes receivable and real estate assets of $22.6 million in 2010, as compared to $42.5 million in the prior year. This was offset by other income received from an incentive fee from Regis I.

Revenues

Rental and other property revenues were $110.3 million for the twelve months ended December 31, 2010. This represents an increase of $3.0 million, as compared to the prior year revenues of $107.3 million. This change, by segment, is an increase in the apartment portfolio of $3.0 million, an increase in the other portfolio of $1.4 million, offset by a decrease in the commercial portfolio of $1.3 million and a decrease in the land portfolio of $0.1 million. Within the apartment portfolio, the same property portfolio decreased by $0.2 million and the developed properties increased by $3.2 million. Within the commercial portfolio, the same property portfolio decreased by $1.3 million due to an increase in vacancy which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $62.1 million for the twelve months ended December 31, 2010. This represents an increase of $0.1 million as compared to the prior year operating expenses of $62.0 million. This change, by segment, is an increase in the land and other portfolio of $1.1 million offset by a decrease in the apartment portfolio of $1.0 million. The increase within the land portfolio was primarily due to an adjustment in 2009 to correct over accrual of 2008 real estate property taxes, resulting in recording lower operating expenses in 2009. Within the apartment portfolio, the same apartment properties decreased $1.5 million due to lower overall operating costs and additional repair and maintenance. The developed apartments increased expenses by $0.5 million.

Depreciation and amortization expense was $22.2 million for the twelve months ended December 31, 2010. This represents an increase of $1.7 million, as compared to the prior year expense of $20.5 million. This increase in the apartment portfolio was mainly from our developed properties in the lease-up phase. Once the apartment complex is considered “stabilized”, we begin to depreciate the assets.

General and administrative expenses were $8.1 million for the twelve months ended December 31, 2010. This represents a decrease of $2.6 million as compared to the prior year expenses of $10.7 million. This change is due to a reduction in administrative expenses and cost reimbursements to our Advisor, in addition to reductions in professional services.

The 2010 provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $22.6 million. This was a decrease of $19.9 million as compared to the prior year expense of $42.5 million. In 2010, impairment was recorded as an additional loss in the investment portfolio of $18.3 million in land we sold subsequent to year end and $4.3 million in impairment on notes receivable. In 2009, impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $2.4 million in land we currently hold and the remainder was land sold during the current period or subsequent to year end.

Other income (expense)

Other income was $8.4 million for the twelve months ended December 31, 2010. This represents an increase of $5.4 million as compared to the prior year income of $3.0 million. The increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o. and an incentive fee from Regis I.

Interest income was $5.2 million for the twelve months ended December 31, 2010. This represents a decrease of $0.2 million, as compared to the prior year income of $5.4 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Mortgage and loan interest expense was $55.2 million for the twelve months ended December 31, 2010. This represents an increase of $1.6 million, as compared to the prior year expense of $53.6 million. This change, by segment, is an increase in the apartment portfolio of $3.4 million, an increase in the commercial portfolio of $0.4 million, a decrease in the land portfolio of $4.3 million and an increase in the other portfolio of $2.1 million. Within the apartment portfolio, the same apartment portfolio increased $1.6 million and the developed properties increased $1.8 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The land portfolio decrease was due to land sales.

Gain on land sales decreased by $21.4 million. This decrease was in part due to the overall economic environment which, among other issues, resulted in the tightening of the credit markets, causing an inability of potential buyers to obtain financing. Thus, we have found it difficult to complete land transactions. In 2010, we sold 1,227.53 acres of land in 13 separate transactions for an aggregate sales price of $23.1 million, receiving $8,984 in cash and recorded a loss of $15.1 million. The average sales price was $18,823 per acre. In 2009, we sold 857.12 acres of land in seven separate transactions for an aggregate sales price of $36.7 million, receiving $9.5 million in cash and recorded a gain on sale of $6.3 million. The average sales price was $42,818 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale. Included in discontinued operations are a total of 23 and 29 income-producing properties as of 2010 and 2009, respectively. The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2011. In 2010, we sold seven apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Longfellow Arms, Marina Landing and Mason Park), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In addition, we also recognized the gains on the sales of four apartment complexes (Limestone Canyon, Limestone Ranch, Sendero Ridge and Tivoli) that were sold in the prior year in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. In 2009, we sold one apartment complex (Bridges on Kinsey), and five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre). These were reclassed to prior year discontinued operations. 2010 Valley View and Parkway Centre operations began on July 17, 2009, when TCI began consolidating IOT. The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For Years Ended December 31,
	2010	2009
Revenue
Rental	$30,850	$48,778
Property operations	17,465	25,433

	13,385	23,345
Expenses
Other income	3,697	702
Litigation settlement	—	(1)
Interest	(12,303)	(18,229)
General and administration	(530)	(381)
Depreciation	(6,125)	(9,342)
Provision on impairment of real estate assets	(1,923)	—

	(17,184)	(27,251)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(3,799)	(3,906)
Gain on sale of discontinued operations	10,781	3,524
Equity in investee	203	164

Income (loss) from discontinued operations	7,185	(218)
Tax expense	(2,515)	76

Income (loss) from discontinued operations	$4,670	$(142)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash as of December 31, 2011, along with cash that will be generated in 2012 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash flow summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2011	2010	Variance
Net cash provided by (used in) operating activities	$6,538	$(7,198)	$13,736
Net cash provided by investing activities	$149,782	$185,823	$(36,041)
Net cash used in financing activities	$(147,588)	$(173,031)	$25,443

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall increase in cash provided by operating activities is due to the reduction in obligations to our affiliates.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. We used $46.8 million on construction and development of five apartment projects during 2011. This is an increase of $8.5 million from the prior year. We have discontinued certain projects and put some projects on hold, while continuing to development our apartment properties. We acquired approximately 2900 acres of land during 2011. We continue to make capital improvements on our existing properties but spent significantly less in 2011 on land development than in the prior year. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties. We sold 1 apartment complex and twelve commercial buildings, providing over $116.9 million of sales proceeds along with 3,809.49 acres of land sales of providing $122.7 million of sales proceeds. The majority of the sales proceeds were used to cover the loan obligations. Sales proceeds are gross of the loan assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $117.4 million. We used $16.4 million to make recurring note payments, $120.9 million for maturing notes, including payoffs required on sold properties and $126.6 million assumption of debt related to the sales of income producing properties and land.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2011 are shown in the table below (dollars in thousands):

	Total	2012	2013	2014-2016	Thereafter
Long-term debt obligation(1)	$1,551,053	$239,184	$131,552	$138,762	$1,041,555
Capital lease obligation	—	—	—	—	—
Operating lease obligation	46,426	682	692	2,135	42,917
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,597,479	$239,866	$132,244	$140,897	$1,084,472

(1)	TCI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2011, our $868.3 million debt portfolio consisted of approximately $681.6 million of fixed-rate debt and approximately $186.7 million of variable-rate debt with interest rates ranging from 1.1% to 12.5%. Our overall weighted average interest rate at December 31, 2011 and 2010 was 6.52% and 6.65%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2012 than they did during 2011, TCI’s interest expense would increase and net income would decrease by $1.9 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2011. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Assets
Market securities at fair value							$—
Note Receivable
Variable interest rate—fair value							$—
Instruments’ maturities	$—	$—	$—	$—	$—	$—	$—
Instruments’ amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed interest rate—fair value							$—
Instruments’ maturities	$—	$—	$—	$—	$—	$—	$—
Instruments’ amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.0%

	2012	2013	2014	2015	2016	Thereafter	Total
Notes Payable
Variable interest rate—fair value							$204,605
Instruments’ maturities	$161,438	$10,823	$—	$—	$191	$28,407	$200,859
Instruments’ amortization	1,801	651	303	318	208	465	3,746
Interest	2,557	1,529	1,169	1,154	1,135	14,214	21,758
Average Rate	3.87%	4.70%	4.72%	4.71%	4.71%	3.91%
Fixed interest rate—fair value							$681,716
Instruments’ maturities	$32,083	$82,313	$37,161	$—	$256	$56,746	$208,559
Instruments’ amortization	7,479	6,163	5,589	5,722	5,967	442,237	473,157
Interest	34,685	30,833	28,637	26,774	26,456	530,286	677,671
Average Rate	5.55%	5.47%	5.43%	5.40%	5.40%	4.90%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2011. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER , FUQUA & HUFF, PC

Plano, Texas

March 30, 2011

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,069,699	$1,074,635
Real estate held for sale at cost, net of depreciation ($1752 in 2011 and $0 in 2010)	15,015	—
Real estate subject to sales contracts at cost, net of depreciation ($7,213 in 2011 and $58,579 in 2010)	52,555	232,495
Less accumulated depreciation	(148,930)	(94,016)

Total real estate	988,339	1,213,114
Notes and interest receivable
Performing (including $58,465 in 2011 and $66,011 in 2010 from affiliates and related parties)	79,161	71,766
Non-Performing	2,152	—
Less allowance for estimated losses (including $2,097 in 2011 and $3,061 in 2010 from affiliates and related parties)	(3,942)	(4,741)

Total notes and interest receivable	77,371	67,025
Cash and cash equivalents	19,991	11,259
Investments in unconsolidated subsidiaries and investees	6,362	8,146
Other assets	68,261	85,217

Total assets	$1,160,324	$1,384,761

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$829,617	$830,247
Notes related to assets held for sale	13,830	—
Notes related to subject to sales contracts	38,376	190,693
Stock secured notes payable	2,482	1,075
Affiliate payables	17,465	47,261
Deferred revenue (from sales to related parties)	65,607	82,841
Accounts payable and other liabilities (including $1,746 in 2011 and $1,485 in 2010 from affiliates and related parties)	51,663	49,196

	1,019,040	1,201,313
Shareholders’ equity:
Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2011 and 2010 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2011 and 2010 respectively	1	1
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 in 2011 and 8,113,669 in 2010 and outstanding 8,413,469 in 2011 and 8,113,669 in 2010	84	81
Treasury stock at cost; 200 and 200 shares in 2011 and 2010	(2)	(2)
Paid-in capital	273,886	271,682
Retained earnings	(148,235)	(101,914)

Total Transcontinental Realty Investors, Inc. shareholders’ equity	125,734	169,848
Non-controlling interest	15,550	13,600

Total equity	141,284	183,448

Total liabilities and equity	$1,160,324	$1,384,761

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $223 and $564 and $1,600 for the year ended 2011 and 2010 and 2009 respectively from affiliates and related parties)	$114,087	$110,281	$107,286
Expenses:
Property operating expenses (including $1,117 and $844 and $1,431 for year ended 2011 and 2010 and 2009 respectively from affiliates and related parties)	63,473	62,108	62,027
Depreciation and amortization	20,618	22,189	20,471
General and administrative (including $1,927 and $3,065 and $4,315 for the year ended 2011 and 2010 and 2009 respectively from affiliates and related parties)	9,213	8,093	10,709
Provision on impairment of notes receivable and real estate assets	41,776	22,579	42,513
Advisory fee to affiliate	9,958	11,919	11,903

Total operating expenses	145,038	126,888	147,623

Operating loss	(30,951)	(16,607)	(40,337)
Less allowance for estimated losses (including $2,097 in 2011 and $3,061 in 2010 from affiliates and related parties)
Other income (expense):
Interest income (including $5,624 and $4,406 and $4,280 for the year ended 2011 and 2010 and 2009 respectively from affiliates and related parties)	5,720	5,187	5,407
Other income	2,149	8,406	3,011
Mortgage and loan interest (including $1,696 and $3,345 and $2,566 for the year ended 2011 and 2010 and 2009 respectively from affiliates and related parties)	(53,133)	(55,204)	(53,638)
Loss on the sale of investments	(514)	—	—
Earnings from unconsolidated subsidiaries and investees	243	(958)	(451)
Litigation Settlement	—	—	357

Total other expenses	(45,535)	(42,569)	(45,314)

Loss before gain on land sales, non-controlling interest, and tax	(76,486)	(59,176)	(85,651)
Gain (loss) on land sales	17,011	(15,155)	6,296

Loss from continuing operations before tax	(59,475)	(74,331)	(79,355)
Income tax benefit	4,505	2,563	(76)

Net loss from continuing operations	(54,970)	(71,768)	(79,431)

Discontinued operations:
Loss from discontinued operations	(5,428)	(3,596)	(3,742)
Gain on sale of real estate from discontinued operations	18,300	10,781	3,524
Income tax expense from discontinued operations	(4,505)	(2,515)	76

Net income (loss) from discontinued operations	8,367	4,670	(142)
Net loss	(46,603)	(67,098)	(79,573)
Net (income) loss attributable to non-controlling interest	282	(98)	(125)

Net loss attributable to Transcontinental Realty Investors, Inc.	(46,321)	(67,196)	(79,698)
Preferred dividend requirement	(1,110)	(1,073)	(1,023)

Net loss applicable to common shares	$(47,431)	$(68,269)	$(80,721)

Earnings per share—basic
Loss from continuing operations	$(6.67)	$(8.99)	$(9.93)
Income (loss) from discontinued operations	1.00	0.58	(0.02)

Net loss applicable to common shares	$(5.67)	$(8.41)	$(9.95)

Earnings per share—diluted
Loss from continuing operations	$(6.67)	$(8.99)	$(9.93)
Income (loss) from discontinued operations	1.00	0.58	(0.02)

Net loss applicable to common shares	$(5.67)	$(8.41)	$(9.95)

Weighted average common share used in computing earnings per share	8,370,729	8,113,575	8,113,669
Weighted average common share used in computing diluted earnings per share	8,370,729	8,113,575	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(54,970)	$(71,768)	$(79,431)
Income (loss) from discontinued operations	8,367	4,670	(142)

Net loss	$(46,603)	$(67,098)	$(79,573)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2011

(dollars in thousands)

	Total	Comprehensive Income (Loss)	Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
				Shares	Amount
Balance, December 31, 2008	$324,696	$44,124	$1	8,113,669	$81	$—	$263,290	$44,980	$2,575	$13,769
Unrealized gain on investment securities	(2,575)	(2,575)	—	—	—	—	—	—	(2,575)	—
Series D preferred stock dividends (7% per year)	(813)	—	—	—	—	—	(813)	—	—	—
Series C preferred stock dividends	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	(79,573)	(79,573)	—	—	—	—	—	(79,698)	—	125
Sale of controlling interest	(149)	—	—	—	—	—	(149)	—	—	—
Acquisition of controlling interest	4,040	—	—	—	—	—	—	—	—	4,040
Repurchase/sale of treasury shares, net	—		—	—	—		—	—	—	—

Balance, December 31, 2009	$245,416	$(38,024)	$1	8,113,669	$81	$—	$262,118	$(34,718)	$—	$17,934

Series D preferred stock dividends (7% per year)	(863)	—	—	—	—	—	(863)	—	—	—
Series C preferred stock dividends (8.5% per year)	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	(67,098)	(67,098)	—	—	—	—	—	(67,196)	—	98
Sale of controlling interest	49	—	—	—	—	—	27	—	—	22
Acquisition of controlling interest	6,202	—	—	—	—	—	10,610	—	—	(4,408)
Distributions to non-controlling interests	(46)	—	—	—	—	—	—	—	—	(46)
Repurchase/sale of treasury shares, net	(2)		—	—	—	(2)	—	—	—	—

Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$(101,914)	$—	$13,600

Series D preferred stock dividends (7% per year)	(900)	—	—	—	—	—	(900)	—	—	—
Series C preferred stock dividends (8.5% per year)	(210)	—	—	—	—	—	(210)	—	—	—
Net income (loss)	(46,603)	(45,930)	—	—	—	—	—	(46,321)	—	(282)
Issuance of common stock	1,530	—	—	300,000	3	—	1,527	—	—	—
Sale of controlling interest	4,019	—	—	—	—	—	1,787	—	—	2,232

Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$—	$15,550

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(46,603)	$(67,098)	$(79,573)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(17,011)	15,155	(6,296)
Gain on sale of income producing properties	(18,300)	(10,781)	(3,524)
Depreciation and amortization	23,034	28,302	29,813
Provision on impairment of notes receivable and real estate assets	52,128	24,502	42,513
Amortization of deferred borrowing costs	2,365	2,613	3,698
Earnings due to non-controlling interest	—	—	4,040
Earnings from unconsolidated subsidiaries and investees	(695)	754	287
(Increase) decrease in assets:
Accrued interest receivable	(4,050)	(1,869)	2,018
Other assets	(799)	8,971	(2,783)
Prepaid expense	2,083	551	(494)
Escrow	18,837	8,476	(3,222)
Earnest money	1,385	850	(1,723)
Rent receivables	(6,158)	(2,276)	(422)
Increase (decrease) in liabilities:
Accrued interest payable	8,743	1,764	(2,217)
Affiliate payables	(29,795)	(2,902)	(12,204)
Other liabilities	717	(14,210)	3,526

Net cash provided by (used in) operating activities	6,538	(7,198)	(26,563)
Cash Flow From Investing Activities:
Proceeds from notes receivables	16,924	3,967	8,000
Originations of notes receivables	(22,421)	(29,455)	—
Acquisition of land held for development	(43,193)	(4,937)	(11,844)
Acquisition of income producing properties	6,526	—	—
Proceeds from sales of income producing properties	123,105	206,143	34,647
Proceeds from sale of land	137,214	55,171	36,289
Proceeds from sale of investment in unconsolidated real estate entities	(9)	—	—
Proceeds from sale of investments	586	—	—
Investment in unconsolidated real estate entities	(319)	458	16,495
Improvement of land held for development	(1,562)	(4,834)	(10,115)
Improvement of income producing properties	(3,657)	(2,277)	(2,220)
Acquisition of non-controlling interest	—	—	—
Sale of controlling interest	4,019	22	—
Investment in marketable equity securities	—	(89)	2,775
Acquisition of income producing properties	—	—	(5,971)
Construction and development of new properties	(46,774)	(38,346)	(26,134)

Net cash provided by investing activities	149,782	185,823	41,922
Cash Flow From Financing Activities:
Proceeds from notes payable	117,441	182,849	55,508
Recurring amortization of principal on notes payable	(16,383)	(10,655)	(18,588)
Payments on maturing notes payable	(120,922)	(242,795)	(49,522)
Debt assumption by buyer	(126,589)	(97,772)	—
Deferred financing costs	(1,555)	(3,539)	(2,052)
Distributions to non-controlling interests	—	(46)	—
Common stock issuance	1,530	—	—
Preferred stock dividends—Series C	(210)	(210)	(210)
Preferred stock dividends—Series D	(900)	(863)	(813)

Net cash used in financing activities	(147,588)	(173,031)	(15,677)

Net increase (decrease) in cash and cash equivalents	8,732	5,594	(318)
Cash and cash equivalents, beginning of period	11,259	5,665	5,983

Cash and cash equivalents, end of period	$19,991	$11,259	$5,665

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,641	$61,439	$67,995
Cash paid for income taxes, net of refunds	$—	$(48)	$1,728
Schedule of noncash investing and financing activities:
Affiliate payables release of obligation for cost basis adjustment	$(34,234)	$—	$—
Sales proceeds increase for cost basis adjustment	$34,234	$—	$—
Unrealized loss on marketable securities	$—	$—	$(2,575)
Note receivable allowance	$—	$(1,937)	$—
Notes receivable received from affiliate	$20,387	$28,554	$2,341
Note paydown from right to build sale	$—	$—	$1,500
Acquisition of real estate to satisfy note receivable	$—	$—	$(7,748)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2011	2010	2009
	(dollars in thousands)
Net loss	$(46,603)	$(67,098)	$(79,573)
Other comprehensive loss
Unrealized gain on investment securities	—	—	(2,575)

Total other comprehensive loss	(46,603)	(67,098)	(82,148)

Comprehensive loss	(93,206)	(134,196)	(161,721)
Comprehensive (income) loss attributable to non-controlling interest	282	(98)	(125)

Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(92,924)	$(134,294)	$(161,846)

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

Certain balances for 2009 and 2010 have been reclassified to conform to the 2011 presentation.

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification.    The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature

Organization and business.    TCI, a Nevada corporation, is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common Stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements. As of December 31, 2011, ARL through subsidiaries owned 82.7% of the outstanding TCI common shares.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL.

On July 17, 2009, the Company acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of Common Stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by the Company through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT Common Stock acquired by the Company constituted approximately 60.4% of the issued and outstanding Common Stock of IOT. The Company had owned for several years an aggregate of 1,037,184 shares of Common Stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted over 80% of the shares of common stock of IOT outstanding. As of December 31, 2011 TCI owned 82.6% of the outstanding IOT common shares. Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

With the Company’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of the Company for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $26.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

TCI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT. The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT. The officers of TCI also serve as officers of ARL, IOT and Pillar.

Prior to April 30, 2011, the Company’s contractual Advisor and Cash Manager was Prime Income Asset Management, LLC (“Prime”). Effective April 30, 2011, Pillar, a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust, became the Company’s external Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and IOT. As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services for our commercial properties. Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”). Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty I for a term of five years. Regis receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management”. TCI engages third-party companies to lease and manage its apartment properties.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2011, we owned 50 residential apartment communities comprising of 9,317 units, 16 commercial properties comprising an aggregate of approximately 3.6 million square feet, and an investment in 4,709 acres of undeveloped and partially developed land.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 2.    REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2011	2010
Apartments	$657,586	$608,335
Apartments under construction	—	47,178
Commercial properties	241,736	215,386
Land held for development	170,573	203,736
Real estate held for sale	16,767	—
Real estate subject to sales contract	59,572	291,074

Total real estate	1,146,234	1,365,709
Less accumulated deprecation	(157,895)	(152,595)

	$988,339	$1,213,114

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

Provision for Asset Impairments:

In 2011, the provision for allowance and impairments was related to our investments in real estate assets and our investments in unconsolidated entities and other investees. Provision for allowance on notes receivable and impairment was $41.8 million for the twelve months ended December 31, 2011. Impairment was recorded as an additional loss in the investment portfolio of $5.2 million in apartment properties we currently hold, $5.3 million in commercial properties we currently hold, $22.4 million in land we currently hold, $0.4 million in impairment on our investments in unconsolidated entities and the remainder was land sold during the current year or subsequent to year end. In 2010, we recorded a $22.4 million in land parcels we currently hold.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a brief description of the most significant property acquisitions and sales in 2011.

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

The Company had a 75.0% limited partner interest in Woodmont TCI Group XIII, LP, a partnership that owned 8.91 acres of land known as Las Colinas Station land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On February 4, 2011 the partnership transferred ownership of the property to the existing lender and TCI recognized deferred gain of $2.2 million on the transfer.

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the lender to satisfy the debt secured by this property and partial credit against debt related to another property. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $1.4 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $9.5 million.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $0.6 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $1.1 million.

On April 5, 2011, we recognized the July 30, 2009 sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $3.3 million when ownership of the property transferred to the existing lender.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On April 5, 2011, we recognized the March 30, 2011 sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91 acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $3.1 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 20.85 acres of land known as McKinney Ranch land located in McKinney, Texas to Fenton Real Estate, Inc., a related party under common control, for a

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

sales price of $5.4 million. The buyer assumed the existing mortgage of $5.4 million secured by the property. We recorded a gain on sale of $0.8 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $5.2 million when ownership of the property transferred to the existing lender.

On July 1, 2011, we sold 12.72 acres of land known as Centurion 12 land located in Fort Worth, Texas for a sales price of $1.1 million. We recorded a loss on sale of $0.3 million on the land parcel.

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a gain on sale of $1.2 million when ownership of the property transferred to the existing lender.

On July 5, 2011, we recognized the March 28, 2011 sale of One Hickory Center, a 97,361 square-foot office building and Two Hickory Center, a 96,539 square-foot office building, both located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. The buyer assumed the existing mortgage of $19.4 million secured by the property. We recorded a gain on sale of $4.2 million when ownership transferred to the existing lender.

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

On August 2, 2011, we recognized the April 25, 2011 sale of seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. The buyer assumed the existing mortgage of $8.1 million secured by the property. We recorded a loss on sale of $0.9 million when ownership transferred to the existing lender.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company had a 75.0% limited partner interest in Woodmont TCI Group XII, LP, a partnership that owned 16.18 acres of land known as Las Colinas Village land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On August 2, 2011 the partnership transferred ownership of the property to the existing lender and TCI recognized a deferred gain of $7.5 million on the sale.

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 27, 2011, we sold a 256-unit apartment complex known as Spyglass apartments, located in Dallas, Texas, for a sales price of $21.6 million. The buyer assumed the existing mortgage of $15.5 million secured by the property. We recorded a gain on sale of $5.7 million on the apartment sale.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group VIII, LP, a partnership that owned 7.37 acres of land known as Keller Springs Lofts land located in Addison, Texas. The partnership was consolidated in accordance with ASC 810. On October 20, 2011, the partnership sold the property for a sales price of $4.2 million. We recorded a loss on sale of $2.1 million on the land parcel.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 2, 2011, we recognized the September 3, 2004 sale of Addison Hanger I, a 25,102 square foot industrial warehouse and Addison Hanger II, a 24,000 square foot industrial warehouse located in Addison, Texas, for a sales price of $4.5 million. At the time of the sale, TCI entered into a 10-year triple-net lease with the buyer. Therefore, this transaction was accounted for under the financing method and the properties continued to be consolidated. As of November 12, 2011, the lease with the buyer was terminated. Due to ongoing litigation related to the lease, TCI has deferred the gain recognition until the matter is resolved.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 21, 2011, we sold 17.07 acres of land known as Lamar Palmer Lane land located in Austin, Texas for a sales price of $1.4 million. The existing mortgage of $1.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interests and a 4% limited partnership interest in Garden Centura L.P., which owns 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$251	Various secured interest
Miscellaneous related party notes(1)	Various	Various	665	Various secured interest
Ocean Beach Partners, L.P.(1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Realty Advisors Management, Inc.(1)	12/16	4.00%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado)(1)	09/10	15.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Echo Station)(1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)(1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)(1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)(1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)(1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)(1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)(1)	12/27	5.25%	7,965	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			4,507

Total Performing			$79,103
Non-Performing loans:
130 Windmill Farms, L.P.	10/11	7.00%	507	Unsecured
Dallas Fund XVII LP (2)	10/09	9.00%	1,432	Assignment of partnership interest
Miscellaneous non-related party notes	Various	Various	133	Various secured interest
Accrued interest			138

			$2,210
Allowance for estimated losses			(3,942)

Total			$77,371

(1)	Related party notes

(2)	Note matured and allowance for estimated losses at full value of note

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the current year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The affiliate payables to ARL were reduced for the lower asset price.

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2011, 6.6% of our assets were invested in junior and wraparound mortgage loans.

Effective 2009, interest income is recorded on cash flow notes receivable when cash is received, and no accrued interest income is recorded on non-performing notes receivable. If the notes for the years 2011 and 2010 had been performing and if interest was recorded as accrued, an additional interest income totaling $1.1 million and $2.7 million, respectively, would have been recognized.

As of December 31, 2011, the obligors on $74.3 million or 97% of the mortgage notes receivable portfolio were due from affiliated entities.

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and there were no additional allowances recorded for receivables in 2011. The decrease in 2011 is due to a loan payment that had an allowance. The allowance account was reviewed and increased in 2010. The table below shows our allowance for estimated losses (dollars in thousands):

	2011	2010	2009
Balance January 1,	$4,741	$2,804	$3,293
(Decrease) Increase in provision	(799)	1,937	(489)

Balance December 31,	$3,942	$4,741	$2,804

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2011	2010	2009
American Realty Investors, Inc.(1)	2.05%	2.47%	2.46%
Garden Centura, L.P.(2)	0.00%	5.00%	5.00%

(1)	Unconsolidated Investment in Parent Company

(2)	Other Investees sold as of December 28, 2011

Our interest in the common stock of ARL and our partnership interest in Garden Centura, L.P., in the amount of 2.05% and 5.0% respectively, are accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. On December 28, 2011, we sold our investment in Garden Centura, L.P.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2011, 2010 and 2009 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	60,703	$71,987	$132,690
Notes Receivable	27,447	$—	27,447
Other assets	138,927	4,441	143,368
Notes payable	(59,744)	(47,091)	(106,835)
Other liabilities	(88,647)	(2,849)	(91,496)
Shareholders equity/partners’ capital	(78,686)	$(26,488)	$(105,174)

Rents and interest and other income	$10,150	$7,096	$17,246
Depreciation	(5)	(3,133)	(3,138)
Operating expenses	(22,119)	(3,999)	(26,118)
Gain on land sales	23,646	—	23,646
Interest expense	(7,810)	(2,307)	(10,117)

Income (loss) from continuing operations	3,862	(2,343)	1,519
Income from discontinued operations	21,968	—	21,968

Net income (loss)	$25,830	$(2,343)	$23,487

Company’s proportionate share of earnings	$530	$(117)	$413

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$203,367	$74,573	$277,940
Notes Receivable	24,868	—	24,868
Other assets	184,735	5,333	190,068
Notes payable	(232,952)	(48,258)	(281,210)
Other liabilities	(119,425)	(2,815)	(122,240)
Shareholders equity/partners’ capital	$(60,593)	$(28,833)	$(89,426)

Rents and interest and other income	$10,531	$6,428	$16,959
Depreciation	(327)	(3,089)	(3,416)
Operating expenses	(41,209)	(3,858)	(45,067)
Gain on land sales	5,335	—	5,335
Interest expense	(11,255)	(3,271)	(14,526)

Loss from continuing operations	(36,925)	(3,790)	(40,715)
Income from discontinued operations	(3,889)		(3,889)

Net loss	$(40,814)	$(3,790)	$(44,604)

Company’s proportionate share of earnings	$(1,010)	$(190)	$(1,200)

2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$236,413	$77,043	$313,456
Notes Receivable	41,176	—	41,176
Other assets	174,038	6,466	180,504
Notes payable	(233,490)	(48,261)	(281,751)
Other liabilities	(111,779)	(2,625)	(114,404)
Shareholders equity/partners’ capital	$(106,358)	$(32,623)	$(138,981)

Rents and interest and other income	$12,198	$9,819	$22,017
Depreciation	(273)	(3,215)	(3,488)
Operating expenses	(14,348)	(3,912)	(18,260)
Gain on land sales	5,309	—	5,309
Interest expense	(12,347)	(3,157)	(15,504)

Income from continuing operations	(9,461)	(465)	(9,926)
Income from discontinued operations	3,938	—	3,938

Net income	$(5,523)	$(465)	$(5,988)

Company’s proportionate share of earnings	$(136)	$(23)	$(159)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 6.    NOTES AND INTEREST PAYABLE

The scheduled principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

2012	$202,705
2013	99,950
2014	43,053
2015	6,041
2016	6,623
Thereafter	509,974

$868,346

Interest payable at December 31, 2011 was $15.7 million. Interest accrues at rates ranging from 1.1% to 12.5% per annum, and mature between 2012 and 2051. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.0 billion. Of the total notes payable, the senior debt is $849.1 million, junior debt is $14.9 million, and other debt is $4.3 million. Included in other debt are property tax loans of $0.8 million.

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

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $1.4 million. We assumed the current mortgage of $9.5 million. The note accrues interest at 4.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2043.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $0.6 million. We assumed the current mortgage of $1.1 million. The note accrues interest at 3.86% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 3, 2016.

On April 28, 2011, we refinanced the existing mortgage on Mariposa Villas apartments, a 216-unit complex located in Dallas, Texas, for a new mortgage of $12.4 million. We paid off the existing mortgage of $11.8 million and $0.6 million in closing costs. The note accrues interest at 3.90% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On April 28, 2011, we refinanced the existing mortgage on Verandas at City View apartments, a 314-unit complex located in Fort Worth, Texas, for a new mortgage of $18.5 million. We paid off the existing mortgage of $17.3 million and $1.2 million in closing costs. The note accrues interest at 4.20% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051.

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

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property. The note accrues interest at 50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 31, 2014.

NOTE 7.    RELATED PARTY TRANSACTIONS AND FEES

The Advisory Agreement provides for Prime or an affiliate of Prime to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. Cost reimbursements are allocated based on the relative market values of the Company’s assets. The fees paid to our advisor and cost reimbursements are detailed below (dollars in thousands):

	2011	2010	2009
	(dollars in thousands)
Fees:
Advisory fee	$9,957	$11,919	$11,903
Construction supervision	2,429	1,761	941
Mortgage brokerage and equity refinancing	812	1,569	592
Net income fee	54	99	115
Property acquisition	—	31	41

	$13,252	$15,379	$13,592

Cost reimbursements	$2,908	$3,250	$3,733

Rent revenue	$434	$2,248	$3,434

Interest paid (received)	$1,048	$2,350	$1,593

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fees paid to Regis, Regis I and Triad:

	2011	2010	2009
	(dollars in thousands)
Fees:
Property acquisition	$—	$106	$136
Property and construction management and leasing commissions	1,759	1,905	2,124
Real estate brokerage	—	1,497	1,129

	$1,759	$3,508	$3,389

Rents received from Prime, Pillar and affiliates for TCI-owned properties in 2011, 2010, and 2009 include Addison Hanger, Browning Place, Eagle Crest, One Hickory, Senlac, Thermalloy, and Two Hickory.

As of December 31, 2011, TCI has notes and interest receivable of $78.9 million due from related parties. See discussion in Part 2, Item 8. Note 3. “Notes and Interest Receivable”.

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2011 (dollars in thousands):

	Prime	Pillar	ARL	Total
Balance, December 31, 2010	$—	$—	$(47,261)	$(47,261)
Cash transfers	3,660	5,419	—	9,079
Advisory fees	(3,528)	(6,429)	—	(9,957)
Net income fee	—	(54)	—	(54)
Commissions to Pillar/Regis	(470)	(342)	—	(812)
Construction supervision fees		(2,429)		(2,429)
Cost reimbursements	(1,658)	(1,250)	—	(2,908)
Interest (to) from advisor	(1,407)	(123)	—	(1,530)
POA fees	(11)	(42)	—	(53)
Expenses paid by advisor	(1,321)	1,624	—	303
Financing (mortgage payments)	(373)	(5,638)	—	(6,011)
Note receivable with affiliate	8,016	2,654	—	10,670
Sales/Purchases transactions	888	30,632	—	31,520
Intercompany property transfers	8,543	(6,565)	—	1,978
Purchase of obligations	(12,339)	(17,457)	29,796	—

Balance, December 31, 2011	$—	$—	$(17,465)	$(17,465)

Below are sales and acquisitions that involve a related party:

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the lender to satisfy the debt secured by this property and partial credit against debt related to another property. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

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

On March 23, 2011, we sold our investment in TCI Courtyard, Inc. to One Realco Corporation, a related party under common control, for a sales price of $11.2 million. This entity owns Quail Hollow at the Lakes apartments, a 200-unit complex located in Holland, Ohio. The buyer assumed the existing mortgage of $11.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $1.4 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $9.5 million.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $0.6 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $1.1 million.

On April 5, 2011, we recognized the July 30, 2009 sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $3.3 million when ownership of the property transferred to the existing lender.

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

On April 5, 2011, we recognized the March 30, 2011 sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91 acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

a related party under common control, for a sales price of $0.7 million. The buyer assumed the existing mortgage of $0.7 million secured by the property. We recorded a loss on sale of $0.7 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $3.1 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $5.2 million when ownership of the property transferred to the existing lender.

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a gain on sale of $1.2 million when ownership of the property transferred to the existing lender.

On July 5, 2011, we recognized the March 28, 2011 sale of One Hickory Center, a 97,361 square-foot office building and Two Hickory Center, a 96,539 square-foot office building, both located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. The buyer assumed the existing mortgage of $19.4 million secured by the property. We recorded a gain on sale of $4.2 million when ownership transferred to the existing lender.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On August 2, 2011, we recognized the April 25, 2011 sale of seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. The buyer assumed the existing mortgage of $8.1 million secured by the property. We recorded a loss on sale of $0.9 million when ownership transferred to the existing lender.

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

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 2, 2011, we recognized the September 3, 2004 sale of Addison Hanger I, a 25,102 square foot industrial warehouse and Addison Hanger II, a 24,000 square foot industrial warehouse located in Addison, Texas, for a sales price of $4.5 million. At the time of the sale, TCI entered into a 10-year triple-net lease with the buyer. Therefore, this transaction was accounted for under the financing method and the properties continued to be consolidated. As of November 12, 2011, the lease with the buyer was terminated. Due to ongoing litigation related to the lease, TCI has deferred the gain recognition until the matter is resolved.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interests and a 4% limited partnership interest in Garden Centura L.P., which owns 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the current year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The affiliate payables to ARL were reduced for the lower asset price.

NOTE 8.    DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2011, 2010, or 2009. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.    PREFERRED STOCK

TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $7.00 per share annually or $1.75 per quarter. After September 30, 2006, the Series C Preferred Stock may be converted into Common Stock at 90.0% of the daily average closing price of the Common Stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2011, 30,000 shares of Series C Preferred Stock were issued and outstanding.

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods and can be redeemed at any point after September 30, 2011. In the fourth quarter, the preferred stockholders submitted a redemption request that is currently in dispute and we believe will be resolved in 2012 for no more than the original preferred stock issuance.

NOTE 10.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. As of December 31, 2011, there were 10,000 stock options outstanding which were exercisable at $14.25 per share, 5,000 of which expired on January 31, 2012 and 5,000 of which will expire January 1, 2015, if not exercised.

NOTE 11.    INCOME TAXES

For 2011, 2010 and 2009, TCI had net losses for federal tax purposes.

During 2009, TCI acquired stock of Income Opportunity Realty Investors, Inc. (IOT), such that more than 80% of IOT was owned by TCI. As a result, IOT joined the ARL consolidated group and joined a Tax Sharing and Compensating Agreement with TCI and ARL. The income tax expense (benefit) for 2011, 2010 and 2009 in

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the accompanying financial statement was calculated under the Tax Sharing and Compensating Agreement. For 2011, TCI had net losses while ARL and IOT had net income. For 2010, ARL, TCI and IOT had net losses. For 2009, ARL and TCI had net losses and IOT had net income. For 2011, 2010 and 2009 TCI recorded no federal tax (benefit) or expense. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense is attributable to:

	2011	2010	2009
Income from continuing operations	$(14,460)	$(26,645)	$(28,614)
Income from discontinued operations	14,460	26,645	28,614

	$—	$—	$—

There was no deferred tax expense (benefit) recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2011	2010	2009
Computed “expected” income tax (benefit) expense	$(11,870)	$(24,627)	$(27,315)
Book to tax differences for partnerships not consolidated for tax purposes	(6,442)	(3,636)	9,428
Book to tax differences of depreciation and amortization	1,140	1,544	1,467
Book to tax differences in gains on sale of property	(7,020)	6,056	(12,216)
Book to tax differences from insurance proceeds	—	—	—
Use of net operating loss carryforward	—	—	—
Book provision for loss	10,132	8,576	3,990
Partial valuation allowance against current net operating loss benefit	14,460	11,324	24,148
Other	(400)	763	498

	$—	$—	$—

Alternative Minimum Tax	$—	$—	$—

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2011	2010	2009
Net operating losses	$42,337	$55,746	$46,380
ATM credits	1,374	1,374	1,374
Basis difference of
Real estate holdings	(22,448)	(38,495)	(46,124)
Notes receivable	1,663	6,678	5,899
Investments	(5,346)	(5,495)	(5,691)
Notes payable	22,966	41,565	52,007
Net deferred tax asset from IOT	—	—	—
Deferred gains	15,106	26,025	15,078

Total	$55,652	$87,398	$68,923
Deferred tax valuation allowance	(55,652)	(87,398)	(68,923)

Net deferred tax asset	$—	$—	$—

TCI has tax net operating loss carryforwards of approximately $108.6 million expiring through the year 2031.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2024. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2011 (dollars in thousands):

2012	$21,397
2013	14,619
2014	10,688
2015	7,454
2016	5,522
Thereafter	6,740

$66,420

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2011, 2010 and 2009 (dollars in thousands):

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/11
Operating revenues	$34,801	$78,722	$—	$291	$273	$114,087
Operating expenses	21,572	40,104	—	1,598	199	63,473
Depreciation and amortization	5,708	14,910	—	—	—	20,618
Mortgage and loan interest	10,911	30,262	—	8,373	3,587	53,133
Interest income	—	—	—	—	5,720	5,720
Gain on land sales	—	—	—	17,011	—	17,011

Segment operating income (loss)	$(3,390)	$(6,554)	$—	$7,331	$2,207	$(406)

Capital expenditures	3,285	1,320	—	4,103	—	8,708
Assets	183,663	592,360	—	197,301	—	973,324

Property Sales
Sales price	$103,811	$21,590	$—	$163,050	$—	$288,451
Cost of sale	108,243	14,933	—	154,122	—	277,298
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	7,287	8,788	—	8,083	—	24,158

Gain on sale	$2,855	$15,445	$—	$17,011	$—	$35,311

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/10
Operating revenues	$40,631	$69,144	$—	$368	$138	$110,281
Operating expenses	22,512	36,853	—	2,793	(50)	62,108
Depreciation and amortization	8,112	14,077	—	—	—	22,189
Mortgage and loan interest	11,105	30,643	—	9,361	4,095	55,204
Interest income	—	—	—	—	5,187	5,187
Gain on land sales	—	—	—	(15,155)	—	(15,155)

Segment operating income (loss)	$(1,098)	$(12,429)	$—	$(26,941)	$1,280	$(39,188)

Capital expenditures	835	760	—	477	—	2,072
Assets	199,517	579,093	—	311,860	(400)	1,090,070

Property Sales
Sales price	$6,470	$191,617	$—	$28,357	$—	$226,444
Cost of sale	8,376	150,127	—	43,509	—	202,012
Deferred current gain	—	28,803	—	3	—	28,806
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$(1,906)	$12,687	$—	$(15,155)	$—	$(4,374)

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/09
Operating revenues	$41,980	$66,160	$—	$460	$(1,314)	$107,286
Operating expenses	22,534	37,895	—	1,516	82	62,027
Depreciation and amortization	8,219	12,347	—	40	(135)	20,471
Mortgage and loan interest	10,738	27,233	—	13,628	2,039	53,638
Interest income	—	—	—	—	5,407	5,407
Gain on land sales	—	—	—	6,296	—	6,296

Segment operating loss	$489	$(11,315)	$—	$(8,428)	$2,107	$(17,147)

Capital expenditures	747	338	—	(190)	—	895
Assets	206,918	534,204	—	395,764	(400)	1,136,486

Property Sales
Sales price	$8,000	$20,500	$—	$37,678	$—	$66,178
Cost of sale	3,053	15,310	—	31,382	—	49,745
Deferred current gain	1,955	5,190	—	—	—	7,145
Recognized prior deferred gain	—	—	—	—	532	532

Gain on sale	$2,992	$—	$—	$6,296	$532	$9,820

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2011	2010	2009
Segment operating loss	$(406)	$(39,188)	$(17,147)
Other non-segment items of income (expense)
General and administrative	(9,213)	(8,093)	(10,709)
Advisory fees	(9,958)	(11,919)	(11,903)
Litigation	—	—	357
Provision on impairment of notes receivable and real estate assets	(41,776)	(22,579)	(42,513)
Other income	2,149	8,406	3,011
Loss on sale of investments	(514)	—	—
Equity in earnings of investees	243	(958)	(451)
Deferred tax benefit	4,505	2,563	(76)

Loss from continuing operations	$(54,970)	$(71,768)	$(79,431)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2011	2010		2009
Segment assets	$973,324	$1,090,070		$1,136,486
Investments in real estate partnerships	6,362	8,146		9,358
Other assets	165,623	269,288		434,958
Assets held for sale	15,015	17,257	(1)	17,605	(1)

Total assets	$1,160,324	$1,384,761		$1,598,407

(1)	Wildflower Villas has been reclassed to discontinued operations in 2011

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2011, 2010 and 2009. Income from discontinued operations relates to 14, 23, and 29 properties that were sold or held for sale in 2011, 2010 and 2009, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For Years Ended December 31,
	2011	2010	2009
Revenues
Rental	$10,685	$30,850	$48,778
Property operations	6,492	17,465	25,433

	4,193	13,385	23,345
Expenses
Other income	49	3,697	702
Litigation settlement expense	—	—	(1)
Interest	(3,509)	(12,303)	(18,229)
General and administration	(966)	(530)	(380)
Depreciation	(2,416)	(6,125)	(9,342)
Provision on impairment of real estate assets	(3,231)	(1,923)	—

	(10,073)	(17,184)	(27,250)

Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(5,880)	(3,799)	(3,905)
Gain on sale of discontinued operations	18,300	10,781	3,523
Equity in investee	452	203	164

Income (loss) from discontinued operations	12,872	7,185	(218)
Tax expense	(4,505)	(2,515)	76

Income (loss) from discontinued operations	$8,367	$4,670	$(142)

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2011, 2010 and 2009 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2011, 2010 and 2009 (unaudited, dollars in thousands):

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$27,334	$29,444	$30,508	$26,801
Total operating expenses	30,521	39,927	27,624	46,966

Operating (loss) income	(3,187)	(10,483)	2,884	(20,165)
Other income (expense)	(11,064)	(12,513)	(11,440)	(10,064)

Income (loss) before gain on land sales, non-contolling interest, and taxes	(14,251)	(22,996)	(8,556)	(30,229)
Gain on land sales	796	10,537	10,103	(4,425)
Income tax benefit (expense)	492	(3,481)	2,657	4,737

Net income (loss) from continuing operations	(12,963)	(15,940)	4,204	(29,917)

Net income (loss) from discontinuing operations, net of non-controlling interest	915	(6,918)	4,935	9,081

Net income (loss)	(12,048)	(22,858)	9,139	(20,836)
Less: net income (loss) attributable to non-controlling interest	85	45	384	(232)
Preferred dividend requirement	(274)	(278)	(279)	(279)

Net income (loss) applicable to common shares	$(12,237)	$(23,091)	$9,244	$(21,347)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(1.60)	$(1.92)	$0.51	$(3.61)
Discontinued operations	0.11	(0.82)	0.59	1.07

Net income (loss) applicable to common shares	$(1.49)	$(2.74)	$1.10	$(2.54)

Weighted average common shares used in computing earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

Earnings per share—diluted
Income (loss) from continuing operations	$(1.60)	$(1.92)	$0.51	$(3.61)
Discontinued operations	0.11	(0.82)	0.59	1.07

Net income (loss) applicable to common shares	$(1.49)	$(2.74)	$1.10	$(2.54)

Weighted average common shares used in computing diluted earnings per share	8,240,136	8,413,469	9,761,905	8,413,469

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$27,701	$27,917	$27,260	$27,403
Total operating expenses	26,071	26,801	25,666	48,350

Operating (loss) income	1,630	1,116	1,594	(20,947)
Other income (expense)	(12,253)	(13,850)	(11,738)	(4,728)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(10,623)	(12,734)	(10,144)	(25,675)
Gain on land sales	6	(5,640)	(371)	(9,150)
Income tax benefit (expense)	245	(744)	484	2,578

Net income (loss) from continuing operations	(10,372)	(19,118)	(10,031)	(32,247)

Net income (loss) from discontinuing operations, net of non-controlling interest	366	(1,383)	898	4,789

Net income (loss)	(10,006)	(20,501)	(9,133)	(27,458)
Less: net income (loss) attributable to non-controlling interest	(273)	113	178	(116)
Preferred dividend requirement	(262)	(265)	(267)	(279)

Net income (loss) applicable to common shares	$(10,541)	$(20,653)	$(9,222)	$(27,853)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(1.35)	$(2.38)	$(1.24)	$(4.02)
Discontinued operations	0.05	(0.17)	0.11	0.59

Net income (loss) applicable to common shares	$(1.30)	$(2.55)	$(1.13)	$(3.43)

Weighted average common shares used in computing earnings per share	8,113,669	8,113,669	8,113,495	8,113,469

Earnings per share—diluted
Income (loss) from continuing operations	$(1.35)	$(2.38)	$(1.24)	$(4.02)
Discontinued operations	0.05	(0.17)	0.11	0.59

Net income (loss) applicable to common shares	$(1.30)	$(2.55)	$(1.13)	$(3.43)

Weighted average common shares used in computing diluted earnings per share	8,113,669	8,113,669	8,113,495	8,113,469

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$27,344	$27,401	$26,929	$25,612
Total operating expenses	25,182	53,352	28,475	40,614

Operating (loss) income	2,162	(25,951)	(1,546)	(15,002)
Other income (expense)	(9,845)	(13,545)	(12,235)	(9,689)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(7,683)	(39,496)	(13,781)	(24,691)
Gain on land sales	(252)	6,548	—	—
Income tax benefit (expense)	(1,156)	277	563	240

Net income (loss) from continuing operations	(9,091)	(32,671)	(13,218)	(24,451)

Net income (loss) from discontinuing operations, net of non-controlling interest	(2,146)	255	2,695	(946)

Net income (loss)	(11,237)	(32,416)	(10,523)	(25,397)
Less: net income (loss) attributable to non-controlling interest	109	89	(62)	(261)
Preferred dividend requirement	(250)	(252)	(254)	(267)

Net income (loss) applicable to common shares	$(11,378)	$(32,579)	$(10,839)	$(25,925)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(1.14)	$(4.06)	$(1.67)	$(3.08)
Discontinued operations	(0.26)	0.03	0.33	(0.12)

Net income (loss) applicable to common shares	$(1.40)	$(4.03)	$(1.34)	$(3.20)

Weighted average common shares used in computing earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

Earnings per share—diluted
Income (loss) from continuing operations	$(1.13)	$(4.06)	$(1.67)	$(3.08)
Discontinued operations	(0.26)	0.03	0.33	(0.12)

Net income (loss) applicable to common shares	$(1.39)	$(4.03)	$(1.34)	$(3.20)

Weighted average common shares used in computing diluted earnings per share	8,113,669	8,113,669	8,113,669	8,113,669

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC Topic 360.

NOTE 16.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.    Management believes that TCI will generate excess cash from property operations in 2012; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Partnership Buyouts.    TCI is the limited partner in various partnerships related the construction of residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Other Litigation.    TCI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

NOTE 17.    EARNINGS PER SHARE

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of ASC 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common Stock at 90% of the daily average closing price of the Common Stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of December 31, 2011, we have 10,000 shares of stock options outstanding. Of the remaining options, 5,000 expired on January 31, 2012, and 5,000 will expire January 1, 2015, if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. At December 31, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 18.    SUBSEQUENT EVENTS

On January 1, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and $1.0 million in closing costs. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On January 3, 2012, Denton Coonrod, 82.20 acres of land located in Denton, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

On February 1, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and $0.8 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 1, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Farmers Branch, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and $1.1 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 1, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and $0.8 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra. Regis will continue to manage the property while under Petra’s ownership and TCI will have an option to repurchase the property during the option term which shall end two years following the commencement of the agreement. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the repurchase option.

On February 3, 2012, 22.92 acres of land known as Andrew B land, located in Denton, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

On February 23, 2012, we sold a 220–unit apartment complex known as Wildflower Villas located in Temple, Texas for a sales price of $19.6 million. The buyer assumed the existing debt of $13.7 million secured by the property.

On March 6, 2012, 7.39 acres of land known as DeSoto Ranch land, located in DeSoto, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$907	$378	$2,683	$—	$313	$691	$2,683	$3,373	$397	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,580	526	10,784	—	201	526	10,985	11,511	2,439	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,885	287	4,451	—	—	287	4,451	4,738	455	2004	01/04	40 years
Blue Ridge, Midland, TX	23,275	2,259	22,299	—	—	2,259	22,299	24,558	358	2011	02/10	40 years
Breakwater Bay, Beaumont, TX	9,237	740	10,435	—	—	740	10,435	11,175	1,798	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	4,886	762	6,856	—	—	762	6,856	7,618	691	2007	04/08	40 years
Capitol Hill, Little Rock, AR	8,876	1,860	7,948	—	—	1,860	7,948	9,807	1,492	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,628	186	5,733	—	757	902	5,774	6,676	990	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,405	921	12,644	—	231	921	12,875	13,796	2,246	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	610	51	1,521	—	225	277	1,521	1,798	260	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	638	83	2,115	—	356	439	2,115	2,554	313	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	16,063	1,472	17,856	—	11	1,472	17,866	19,338	3,509	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,350	761	18,492	—	24	761	18,516	19,277	1,312	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,424	1,438	15,094	—	327	1,438	15,420	16,858	3,652	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,892	1,326	12,015	—	—	1,326	12,015	13,341	2,103	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,651	1,693	15,927	—	40	1,693	15,967	17,660	1,326	2007	10/04	40 years
Laguna Vista, Dallas, TX	16,999	288	20,743	—	497	370	21,158	21,528	2,727	2006	12/04	40 years
Lake Forest, Houston, TX	12,112	335	12,267	—	1,435	335	13,702	14,037	2,169	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,418	1,318	17,215	—	697	1,318	17,912	19,230	2,006	2006	07/05	40 years

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Apartments (cont’d)
Lodge at Pecan Creek, Denton, TX	15,605	1,349	15,067	—	—	1,349	15,067	16,416	29	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,920	977	17,799	—	—	977	17,799	18,775	1,223	2009	09/05	40 years
Mariposa Villas, Dallas, TX	12,301	788	13,131	—	—	788	13,131	13,918	2,064	2002	01/02	40 years
Mission Oaks, San Antonio, TX	14,950	1,266	16,627	—	212	1,266	16,839	18,105	1,948	2005	05/05	40 years
Monticello Estate, Monticello, AR	502	36	1,493	—	263	285	1,508	1,793	236	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,655	1,301	14,525	—	—	1,301	14,525	15,826	851	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	2,841	340	3,061	—	—	340	3,061	3,402	1,030	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	13,080	571	14,390	—	102	571	14,492	15,063	1,179	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,517	1,022	19,819	—	—	1,022	19,819	20,841	485	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,074	1,153	17,688	—	617	1,153	18,305	19,458	2,235	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,579	960	12,226	—	486	960	12,713	13,673	1,631	2006	05/05	40 years
Parc at Rogers, Rogers, AR	17,370	1,482	22,993	(3,180)	266	1,749	19,813	21,562	1,921	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,417	1,744	16,876	—	144	1,744	17,020	18,764	1,498	2007	10/06	40 years
Portofino, Farmers Branch, TX	19,865	1,729	23,037	—	13	1,729	23,050	24,779	1,916	2007	09/06	40 years
Preserve at Pecan Creek, Denton, TX	14,772	885	16,626	—	17	902	16,626	17,528	1,378	2008	10/05	40 years
River Oaks, Wylie, TX	9,743	590	11,674	—	148	590	11,822	12,412	2,604	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	324	23	1,537	—	175	198	1,537	1,736	270	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,237	52	4,007	—	363	297	4,126	4,423	962	2003	01/06	40 years

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Apartments (cont’d)
Savoy of Garland, Garland, TX	10,183	760	11,524	—	147	760	11,671	12,431	657	2009	10/06	40 years
Sonoma Court, Rockwall, TX	10,578	941	10,369	—	—	941	10,369	11,310	92	2011	07/10	40 years
Stonebridge at City Park, Houston, TX	14,515	1,545	14,786	—	97	1,545	14,883	16,428	2,562	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,834	1,882	13,272	—	135	1,882	13,407	15,289	758	2009	08/08	40 years
Toulon, Gautier, MS	20,078	1,621	19,075	—	—	1,993	18,703	20,696	226	2011	09/09	40 years
Treehouse, Irving, TX	5,040	297	2,672	—	—	297	2,672	2,969	526	1974	05/04	40 years
Verandas at City View, Fort Worth, TX	18,384	2,005	19,463	—	1,267	2,005	20,730	22,735	4,130	2003	09/01	40 years
Vistas of Pinnacle Park, Dallas, TX	18,907	1,750	19,808	—	111	1,750	19,920	21,670	3,701	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,955	1,265	16,540	—	189	1,327	16,666	17,993	2,627	2004	01/04	40 years
Whisperting Pines, Topeka, KS	9,335	244	6,160	—	—	244	6,160	6,404	4,882	1974	04/11	40 years
Windsong, Fort Worth, TX	10,649	790	11,526	—	—	790	11,526	12,316	2,261	2002	07/03	40 years

	$554,046	$46,052	$604,848	$(3,180)	$9,867	$49,130	$608,456	$657,586	$76,125
Commercial
225 Baronne, New Orleans, LA	$—	$1,162	$1,444	$—	$7,355	$1,162	$8,799	$9,961	$7,713	1960	03/98	40 years
305 Baronne, New Orleans, LA	5,093	211	1,953	—	452	211	2,405	2,616	362	1902	08/06	40 years
600 Las Colinas, Las Colinas, TX	34,142	5,751	51,759	—	5,913	5,751	57,672	63,423	11,479	1984	08/05	40 years

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Commercial (cont’d)
1010 Common, New Orleans, LA	14,171	2,895	13,811	—	22,613	2,895	36,423	39,319	26,549	1971	03/98	40 years
Amoco Building, New Orleans, LA	18,750	1,233	3,826	—	6,602	1,233	10,428	11,661	7,748	1974	07/97	40 years
Bridgeview Plaza, LaCrosse, WI	6,244	—	—	—	326	—	326	326	195	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	31,704	5,096	45,868	—	8,066	5,096	53,933	59,030	9,498	1984	04/05	40 years
Clark Garage, New Orleans, LA	—	1,033	9,293	(3,300)	26	1,033	6,019	7,052	1,042	—	08/06	40 years
Dunes Plaza, Michigan City, IN	3,599	1,343	5,264	(1,851)	1,541	1,529	4,767	6,296	3,342	1978	03/92	40 years
Ergon Office Building, Jackson, MS	1,878	201	1,914	(1,963)	—	152	—	152	152	—	11/08	40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	—	16	23	16	39	16	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	662	622	—	—	142	622	142	765	90	—	08/05	40 years
Sesame Square, Anchorage, AK	1,055	562	1,538	—	—	562	1,538	2,101	1,437	1981	04/11	40 years
Stanford Center, Dallas, TX	23,612	3,878	34,862	—	258	3,878	35,120	38,998	3,182	—	06/08	40 years

	$140,910	$24,011	$171,530	$(7,114)	$53,308	$24,148	$217,588	$241,739	$72,805
Land
1013 Common St, New Orleans, LA	$—	$579	$—	$—	$159	738	$—	$738	$—	—	08/98	—
Audubon, Adams County, MS	—	519	—	—	297	815	—	815	—	—	03/07	—
Copperridge, Dallas, TX	2,504	6,392	—	(4,547)	1,705	3,550	—	3,550	—	—	01/08	—

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Land (cont’d)
Denham Springs, Denham Springs, LA	198	339	—	—	—	339	—	339	—	—	08/08	—
Gautier Land, Gautier, MS	732	2,526	—	—	128	2,654	—	2,654	—	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,597	3,131	—	—	397	3,529	—	3,529	—	—	03/08	—
Hunter Equities Land, Dallas, TX	—	398	—	—	—	398	—	398	—	—	07/08	—
Jackson Capital City Center, Jackson, MS	4,751	8,986	—	(1,310)	4,824	12,500	—	12,500	—	—	11/08	—
Kinwest Manor, Irving, TX	1,020	1,819	—	(1,517)	1,825	2,128	—	2,128	—	—	10/06	—
Lacy Longhorn Land, Farmers Branch, TX	1,764	1,304	—	—	—	1,304	—	1,304	—	—	06/04	—
LaDue Land, Farmers Branch, TX	562	1,810	—	—	—	1,810	—	1,810	—	—	07/98	—
Lake Shore Villas, Humble, TX	—	81	—	—	3	84	—	84	—	—	03/02	—
LCLLP (Kinwest/Hackberry), Irving, TX	—	196	—	—	—	196	—	196	—	—	12/04	—
Lubbock Land, Lubbock, TX	20	234	—	—	—	234	—	234	—	—	01/04	—
Luna (Carr), Farmers Branch, TX	392	589	—	—	—	589	—	589	—	—	07/05	—
Manhattan Land, Farmers Branch, TX	80	5,450	—	—	53	5,503	—	5,503	—	—	02/00	—
Marine Creek, Ft. Worth, TX	1,699	2,923	—	(1,500)	243	1,666		1,666	—	—	06/02	—
McKinney 36, Collin County, TX	3,898	1,948	—	—	—	1,948	—	1,948	—	—	01/98	—
McKinney Ranch Land, McKinney, TX	14,256	21,402	—	(3,418)	744	18,728	—	18,728	—	—	12/05	—
Mira Lago, Farmers Branch, TX	—	59	—	—	15	74	—	74	—	—	05/01	—

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Land (cont’d)
Nakash, Malden, MO	—	113	—	—	—	113	—	113	—	—	01/93	—
Nicholson Croslin, Dallas, TX	118	63	—	—	—	63	—	63	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	50	27	—	—	—	27	—	27	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	—	390	1,808	—	1,808	—	—	10/07	—
Southwood Plantation 1394, Tallahassee, FL	600	1,209	—	—	119	1,329	—	1,329	—	—	02/06	—
Texas Plaza Land, Irving, TX	409	1,738	—	—	—	1,738	—	1,738	—	—	12/06	—
Travelers Land, Farmers Branch, TX	26,543	24,511	—	—	—	24,511	—	24,511	—	—	11/06	—
Travelers Land, Farmers Branch, TX	2,456	1,913	—	—	—	1,913	—	1,913	—	—	11/06	—
Travis Ranch Land, Kaufman County, TX	751	1,030	—	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	950	—	—	—	950	—	950	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
US Virgin Islands—Pearl, US Virgin Islands	3,318	14,031	—	—	2,360	16,391	—	16,391	—	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	358	228	—	—	—	228	—	228	—	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	624	780	—	—	—	780	—	780	—	—	12/05	—
Waco 151 Land, Waco, TX	1,257	2,106	—	—	—	2,106	—	2,106	—	—	04/07	—
Waco Swanson, Waco, TX	1,525	2,725	—	—	—	2,725	—	2,725	—	—	08/06	—
Walker Land, Dallas County, TX	8,069	12,613	—	—	—	12,613	—	12,613	—	—	09/06	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Land (cont’d)
Windmill Farms Land, Kaufman County, TX	30,700	49,879	14,218	(21,009)	105	43,193	—	43,193	—	—	11/11	—

	$112,251	$176,286	$14,218	$(33,300)	$13,368	$170,572	$—	$170,572	$—
Corporate Departments/Investments/Misc.
TCI—Corporate	$11,322	$—	$—	$—	$—	$—	$—	$—	$—	—	—	—

	$11,322	$—	$—	$—	$—	$—	$—	$—	$—
Total Properties Held for Investment	$818,529	$246,349	$790,597	$(43,595)	$76,543	$243,850	$826,044	$1,069,899	$148,930
Properties Held for Sale
Apartments
Wildflower Villas, Temple, TX	$13,781	$1,119	$15,526	$—	$122	$1,119	$15,648	$16,767	$1,752	2005	04/04	40 years

	$13,781	$1,119	$15,526	$—	$122	$1,119	$15,648	$16,767	$1,752
Total Properties Held for Sale	$13,781	$1,119	$15,526	$—	$122	$1,119	$15,648	$16,767	$1,752
Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	$11,129	$1,406	$12,650	$(1,998)	$—	$1,406	$10,653	$12,058	$1,160	2000	04/08	40 years

	$11,129	$1,406	$12,650	$(1,998)	$—	$1,406	$10,653	$12,058	$1,160
Commercial
Eton Square, Tulsa, OK	$9,213	$1,469	$13,219	$—	$4,246	$1,469	$17,465	$18,934	$5,958	1985	09/99	40 years

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Commercial (cont’d)
Thermalloy, Farmers Branch, TX	127	791	1,061	—	—	791	1,061	1,852	95	—	05/08	40 years

	$9,340	$2,260	$14,281	$—	$4,246	$2,260	$18,526	$20,786	$6,053
Land
Dedeaux, Gulfport, MS	$1,520	$1,612	$—	$—	$46	$1,658	$—	$1,658	$—	—	10/06	—
Denton (Andrew B), Denton, TX	451	895	—	—	8	903	—	903	—	—	12/05	—
Denton (Andrew C), Denton, TX	93	318	—	—	—	318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	755	1,848	—	(703)	—	1,145	—	1,145	—	—	07/09	—
Desoto Ranch, DeSoto, TX	459	898	—	—	27	925	—	925	—	—	10/04	—
Dominion Tract, Dallas, TX	1,221	2,393	—	—	—	2,393	—	2,393	—	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	2,124	4,249	—	—	135	4,383	—	4,383	—	—	06/02	—
Luna Ventures, Farmers Branch TX	1,028	2,934	—	—	—	2,934	—	2,934	—	—	04/08	—
Mansfield Land, Mansfield, TX	848	543	—	—	3	546	—	546	—	—	09/05	—
Pioneer Crossing Tract II, Austin, TX	1,144	614	—	(72)	952	1,494	—	1,494	—	—	03/06	—
Senlac Land Tract II, Farmers Branch, TX	303	656	—	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	872	1,643	—	—	428	2,071	—	2,071	—	—	09/03	—
Stanley Tools, Farmers Branch, TX	1,324	5,373	—	—	—	5,373	—	5,373	—	—	02/04	—

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

Property/Location	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Land (cont’d)
Whorton Land, Bentonville, AR	3,423	4,291	—	(2,367)	6	1,929	—	1,929	—	—	06/05	—

	$15,565	$28,267	$—	$(3,142)	$1,604	$26,728	$—	$26,728	$—
Total Properties Subject to Sales Contract	$36,034	$31,932	$26,931	$(5,140)	$5,850	$30,393	$29,179	$59,572	$7,213

TOTAL: Real Estate	$868,344	$279,400	$833,054	$(48,735)	$82,515	$275,362	$870,871	$1,146,238	$157,895

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31,

SCHEDULE III

(Continued)

	2011	2010	2009
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,365,709	$1,599,475	$1,607,423
Additions
Acquisitions, improvements and construction	83,493	49,742	93,991
Deductions
Sale of real estate	(312,944)	(263,349)	(59,025)
Asset impairments	9,976	(20,159)	(42,914)

Balance at December 31,	$1,146,234	$1,365,709	$1,599,475

Reconciliation of Accumulated Depreciation
Balance at January 1,	$152,595	$152,291	$126,632
Additions
Depreciation	27,166	26,753	31,604
Deductions
Sale of real estate	(21,866)	(26,449)	(5,945)

Balance at December 31,	$157,895	$152,595	$152,291

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
JUNIOR MORTGAGE LOANS
Dallas Fund XVII (1) Secured by an assignment of partnership interests and litigation proceeds.	9.00%	10/09	Principal and Interest due at maturity	—	1,432	1,432	—
OTHER
130 Windmill Farms, L.P.	7.00%	10/11		—	507	507	—
Housing for Seniors of Humble, LLC (Lakeshore Villas) Unsecured	5.25%	12/27	Excess cash flow	16,462	8,363	8,363	—
Miscellaneous non-related party notes	various	various		—	526	526	—
Miscellaneous related party notes	various	various		—	6,043	523	—
Ocean Beach Partners Secured by Folsom Land (36 acres in Farmers Branch, TX).	7.00%	12/11		—	3,279	3,279	—
Realty Advisors Management, Inc. Unsecured	4.00%	12/16		—	20,387	20,387	—
Unified Housing Foundation, Inc. (Cliffs of El Dorado) 100% Interest in UH of McKinney, LLC	15.00%	9/10	Excess cash flow	9,046	2,990	2,990	—
Unified Housing Foundation, Inc. (Echo Station) 100% Interest in UH of Temple, LLC	5.25%	12/27	Excess cash flow	10,169	1,668	1,481	—
Unified Housing Foundation, Inc. (Limestone Canyon) 100% Interest in UH of Austin, LLC	5.25%	12/27	Excess cash flow	13,798	7,720	7,720	—
Unified Housing Foundation, Inc. (Limestone Ranch) 100% Interest in UH of Vista Ridge, LLC	5.25%	12/27	Excess cash flow	12,833	8,250	8,250	—
Unified Housing Foundation, Inc. (Parkside Crossing) 100% Interest in UH of Parkside Crossing, LLC	5.25%	12/27	Excess cash flow	11,342	1,936	1,936	—
Unified Housing Foundation, Inc. (Sendero Ridge) 100% Interest in UH of Sendero Ridge, LLC	5.25%	12/27	Excess cash flow	24,121	9,986	9,986	—
Unified Housing Foundation, Inc. (Timbers of Terrell) 100% Interest in UH of Terrell, LLC	5.25%	12/27	Excess cash flow	7,679	1,323	1,323	—

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Tivoli) 100% Interest in UH of Tivoli, LLC	5.25%	12/27	Excess cash flow	10,533	7,966	7,965	—

				$115,983	$82,376	$76,668	$—

			Accrued interest			4,645
			Allowance for estimated losses			(3,942)

						$77,371

(1)	This note is fully reserved.

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

	2011	2010	2009
Balance at January 1	$71,766	$48,051	$42,413
Additions
New mortgages	22,168	29,310	32,096
Funding of existing loans	—	8,919	7,753
Conversion of accrued interest to principal	—	—	900
Increase of interest receivable on mortgage loans	1,467	3,967	2,240
Deductions
Amounts paid	(8,018)	(10,962)	(37,328)
Non-cash reduction	(500)	(7,519)	(23)
Cost of mortgages sold	(5,570)	—	—

Balance at December 31	$81,313	$71,766	$48,051

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1603 LBJ Freeway, Suite 800

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

Effective at the close of business of January 31, 2012, Sharon Hunt resigned as a Director and Chairman of the Compensation Committee of the Board of Directors of Transcontinental Realty Investors, Inc. Ms. Hunt had been a director of the Company since February 2004. At the time of her resignation as a Director, Ms. Hunt had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On February 1, 2011, the Board of Directors of the Company elected Martha C. Stephens as a Director to fill the vacancy on the Board of Directors created by the resignation of Sharon Hunt. Ms. Stephens, currently retired, for more than five years prior to January 2007 was employed in various administrative capacities by Prime, the prior contractual advisor to the Company, TCI and IOT. Ms Stephens has been a Director (since

February 23, 2007) of IOT and Chairman of the Board (since May 21, 2009). She was also elected (on February 1, 2011) as a Director of TCI. On February 1, 2011, the Board of Directors of the Company elected RL S. Lemke as a director to fill a vacancy on the Board of Directors. Mr. Lemke was also elected as Vice President of the Company on that date. Mr. Lemke is Vice President, Project Development for Pillar, the contractual advisor to the Company, and its predecessor Prime. He has been so employed for more than the past five years. Mr. Lemke holds a Juris Doctor degree (1982) from Creighton University School of

Effective the close of business October 13, 2011, Martha C. Stephens resigned as Director of the Company and as Chairperson of the Governance and Nominating Committee. At the time of her resignation as a Director, Ms. Stephens had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices. Also, effective the close of business on October 13, 2011, RL S. Lemke resigned as a Director of the Company. At the time of his resignation as a Director, Mr. Lemke had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On October 25, 2011, the Board of Directors re-elected Sharon Hunt as a Director to fill the vacancy created by the resignation of Martha C. Stephens.

The current directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI, its former advisor Prime, or current advisor Pillar, which took over as contractual advisor for Prime on April 30, 2011, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of Prime or Pillar, an officer of the Company, or an officer or director of an affiliate of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of Prime or Pillar (but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

HENRY BUTLER:    Age 61, Director (Affiliated) (since December 2001) and Chairman of the Board (since May 2009)

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (“Pillar”) since April 30, 2011, and its predecessor, Prime (since July 2003). Mr. Butler was owner/operator (1989 to 1991) of Butler Interests, Inc. Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since December 2001) of the Company. He is also Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of ARL and a Director (December 2001 to July 2003) and again (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI:    Age 49, Director (Independent) (since November 2005)

Mr. Jakuszewski is Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc. Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a Director of the Company on November 22, 2005. He was also elected as a Director of ARL (since November 22, 2005), and a Director of IOT (since March 16, 2004).

SHARON HUNT:    Age 69, Director (Independent) (since October 2011).

Ms. Hunt is a Licensed Realtor in Arkansas with Keystone Realty. She was President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997), a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate. Ms. Hunt was a Director of the Company from February 20, 2004 to January 31, 2011, and was re-elected as a Director Company on October 25, 2011. She was a Director (February 20, 2004 to January 31, 2011) and again (since October 25, 2011) of ARL and elected as a Director of IOT on October 25, 2011.

TED R. MUNSELLE:    Age 56, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle was elected as a director of the Company on February 20, 2004. He was also elected as a Director of ARL (since February 20, 2004) and a Director of IOT (since May 21, 2009). Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of TCI has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Committees

The Board of Directors held eight meetings during 2011. For such year, no incumbent director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2011.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met once during 2011.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2011.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Sharon Hunt	X	X	Chair
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
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

In May 2011, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2012.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2011 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their affiliates and members of TCI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, Prime other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 62

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime; and (effective April 30, 2011) of Pillar; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

GENE S. BERTCHER, 63

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

LOUIS J. CORNA, 64

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

ALFRED CROZIER, 59

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

DAEHO KIM, 35

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common Stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2011. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

The Advisor

TCI had an Advisory Agreement with Prime until April 30, 2011. Effective April 30, 2011, the agreement with Prime was terminated and an Advisory Agreement was entered into with Pillar on substantially the same terms as the agreement with Prime. Although the Board of Directors is directly responsible for managing the affairs of TCI and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, a contractual advisor, under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Pillar also serves as a consultant in connection with TCI’s business plan and investment policy decisions made by the Board.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Pillar is required to report quarterly to the Board on TCI’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the TCI stockholders; contains a broad standard governing Pillar’s liability for losses incurred by TCI; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, TCI and other entities it advises.

The Advisory Agreement provides for Pillar to be responsible for the day-to-day operations of TCI and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Pillar receives the following forms of additional compensation:

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

The Advisory Agreement also provides that Pillar, or an affiliate of Pillar, receive the following forms of compensation:

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

(2)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or an affiliate of Pillar, without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year.

The Advisory Agreement requires Pillar or any affiliate of Pillar to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Pillar, or any affiliate of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

If and to the extent that TCI shall request Pillar, or any director, officer, partner, or employee of Pillar, to render services for TCI other than those required to be rendered by the Advisory Agreement, Pillar or an affiliate of Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and TCI from time to time. As discussed below, under “Property Management” and “Real Estate Brokerage”, effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, was hired to manage our commercial properties and provide brokerage services under the same terms as the previous agreements with Triad and Regis Realty I for a term of five years.

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective April 30, 2011, the Cash Management Agreement with Prime was terminated and ARL engaged Pillar as Cash Manager under substantially the same terms as under the Prime Agreement. Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. TCI’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of TCI are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective affiliates. In addition to services performed for TCI, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARL. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

As advisor, Pillar is a fiduciary of TCI’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Pillar may assign the Advisory Agreement only with the prior consent of TCI.

The managers and principal executive officers of Pillar are set forth below.

Name	Managers/Officer(s)
Mickey N. Phillips	Manager
Ryan T. Phillips	Manager
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction

Property Management

Affiliates of Pillar provide property management services to TCI’s commercial properties. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services for our commercial properties. The general partner of Triad was PIAMI. The limited partner of Triad was HRSHLLC. Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSHLLC, and was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less under the same terms as the previous agreement with Triad I and Regis Realty I.

TCI engages third-party companies to lease and manage our apartment properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under their management.

Real Estate Brokerage

Regis also provides real estate brokerage services to TCI on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis Realty Prime, LLC or affiliates;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis Realty Prime, LLC or affiliates;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis Realty Prime, LLC or affiliates; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis Realty Prime, LLC or affiliates.

Regis Realty Prime, LLC has waived all fees or commissions payable other than cost reimbursements to TCI during the first calendar year expiring December 31, 2011 of a five year agreement.

ITEM 11. EXECUTIVE	COMPENSATION

TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of Pillar, TCI’s advisor, are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Prime.

The only remuneration paid by TCI is to the directors who are not officers or employees of Pillar or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of TCI’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Each Independent Director is entitled to receive compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board is entitled to receive an additional fee of $3,000 per year. In addition, each Independent Director receives an additional $250 for each Audit Committee meeting attended, plus each Independent Director receives an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $15,000 per annum and no Audit Committee fees, with the Audit Committee Chairman to receive a one-time annual fee of $500. During 2011, $58,770.50 was paid to non-employee Directors in total Directors’ fees for current and prior years’ services including the annual fee for services during the period January 1, 2011 through December 31, 2011. The fees paid to the directors are as follows: Sharon Hunt, $6,086.50; Robert A. Jakuszewski, $20,250; Ted R. Munselle, $20,750; Martha C. Stephens, $10,964.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Pillar. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common Stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common Stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common Stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of December 31, 2011, there were 10,000 shares of stock options outstanding which were exercisable at $14.25 per share, 5,000 of which expired on January 12, 2012, and 5,000 of which will expire January 1, 2015, if not exercised.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding compensation plans under which equity securities of TCI are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding Securities Reflected in Column)(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000	$14.25	—

See Note 10. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common Stock as of the close of business on March 22, 2012.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc.(1)(2)(3)	6,957,420	82.69%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

EQK Holdings, Inc.(1)(2)	5,744,194	68.27%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(2)	1,213,226	14.42%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,413,469 shares of Common Stock outstanding at March 22, 2011.
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

(3)

Each of the directors of ARL, Henry A. Butler, Robert A. Jakuszewski, Ted R. Munselle and Sharon Hunt may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL. The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common Stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 22, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Gene S. Bertcher	6,957,420	(2)	82.69%
Henry A. Butler	6,957,420	(2)	82.69%
Louis J. Corna	6,957,420	(2)	82.69%
Alfred Crozier	6,957,420	(2)	82.69%
Robert A. Jakuszewski	6,957,420	(2)	82.69%
Daniel J. Moos	6,962,420	(2)(3)	82.75%
Ted Munselle	6,962,420	(1)(2)	82.75%
Sharon Hunt	6,957,420	(2)	82.69%
All Directors and Executive Officers as a group (8 individuals)	6,967,420	(1)(2)(3)	82.81%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,413,469 shares of Common Stock outstanding at March 22, 2011.
(1)	Ted R. Munselle has options to purchase 5,000 shares of Common Stock which are presently exercisable.
(2)

Includes 5,744,194 shares owned by EQK and 1,213,226 shares owned b y TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers and members of the Board of Directors of ARL. The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.

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

Certain Business Relationships

On October 1, 2003, Prime, which is 100% owned by PIAMI, became the advisor to ARL and TCI. Prime also served as an advisor to IOT effective July 1, 2009. On April 30, 2011, Pillar replaced Prime as the advisor and cash manager to ARL, TCI and IOT.

Pillar, an affiliate, is the contractual advisor to TCI. Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Pillar is a company for which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers. See Part III, Item 10. “Directors, and Executive Officers and Corporate Governance.”

Prime, an affiliate, was a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager or director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or TCI, nor is he a Trustee of the May Trust.

All of TCI’s directors also serve as Directors of ARL and IOT. The executive officers of TCI also serve as executive officers of ARL and IOT. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. ARL has the same relationship with Pillar, as does TCI. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOT under applicable law.

TCI contracts with affiliates of Pillar for commercial property management services. Regis provides commercial property management services. Regis also provides real estate brokerage services to TCI and receives brokerage commissions in accordance with the Brokerage Agreement. TCI engages third-party companies to lease and manage its apartment properties.

Prior to December 31, 2010, Triad, an affiliate, provided commercial property management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracted the property-level management of TCI’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provided real estate brokerage services to TCI and received brokerage commissions in accordance with the Advisory Agreement. The sole member of Regis I is HRSHLLC.

At December 31, 2011, TCI owned approximately 82.6% of the outstanding common shares of IOT. Pillar also serves as advisor to ARL and IOT.

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

TCI paid advisory fees of $10.0 million, construction supervision fees of $2.4 million, net income fees of $0.1 million, mortgage brokerage and equity refinancing fees of $0.8 million, costs reimbursements of $2.9 million, and interest of $1.0 million to Pillar and Prime in 2011.

TCI paid property and construction management and leasing commissions of $1.8 million to Regis in 2011.

As of December 31, 2011, TCI has notes and interest receivable of $78.9 million due from related parties. See discussion in Part 2, Item 8. Note 3. “Notes and Interest Receivable”.

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the lender to satisfy the debt secured by this property and partial credit against debt related to another property. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

On April 1, 2011, we purchased 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, from ARL, a related party under common control, for $1.4 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $9.5 million.

On April 1, 2011, we purchased 100% of the membership interest in EQK Sesame Square, LLC, which owns Sesame Square, a 20,715 square-foot office building located in Anchorage, Alaska, from ARL, a related party under common control, for $0.6 million, which is equal to ARL’s cost basis. We assumed the current mortgage of $1.1 million.

On April 5, 2011, we recognized the July 30, 2009 sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $3.3 million when ownership of the property transferred to the existing lender.

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

On April 5, 2011, we recognized the March 30, 2011 sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91 acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $3.1 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $5.2 million when ownership of the property transferred to the existing lender.

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a gain on sale of $1.2 million when ownership of the property transferred to the existing lender.

On July 5, 2011, we recognized the March 28, 2011 sale of One Hickory Center, a 97,361 square-foot office building and Two Hickory Center, a 96,539 square-foot office building, both located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. The buyer assumed the existing mortgage of $19.4 million secured by the property. We recorded a gain on sale of $4.2 million when ownership transferred to the existing lender.

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

On August 2, 2011, we recognized the April 25, 2011 sale of seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. The buyer assumed the existing mortgage of $8.1 million secured by the property. We recorded a loss on sale of $0.9 million when ownership transferred to the existing lender.

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

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 2, 2011, we recognized the September 3, 2004 sale of Addison Hanger I, a 25,102 square foot industrial warehouse and Addison Hanger II, a 24,000 square foot industrial warehouse located in Addison, Texas, for a sales price of $4.5 million. At the time of the sale, TCI entered into a 10-year triple-net lease with the buyer. Therefore, this transaction was accounted for under the financing method and the properties continued to be consolidated. As of November 12, 2011, the lease with the buyer was terminated. Due to ongoing litigation related to the lease, TCI has deferred the gain recognition until the matter is resolved.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interests and a 4% limited partnership interest in Garden Centura L.P., which owns 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the current year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The affiliate payables to ARL were reduced for the lower asset price.

Operating Relationships

TCI received rents of $0.4 million in 2011, $2.2 million in 2010, and $3.4 million in 2009 from Pillar, Prime and its affiliates for rents of TCI owned properties Addison Hanger, Browning Place, Eagle Crest, One Hickory, Senlac, Thermalloy and Two Hickory.

Advances and Loans

From time to time, TCI and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2011, TCI owes ARL $17.5 million.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2011 and 2010 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2011		2010
Type of Fee	Farmer, Fuqua & Huff	Swalm & Associates	Farmer, Fuqua & Huff	Swalm & Associates
Audit Fees	$576,992	$52,572	$434,992	$45,269
Tax Fees	45,200		47,675	1,050

Total	$622,192	$52,572	$482,667	$46,319

The audit fees for 2011 and 2010, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI. Tax fees for 2011 and 2010, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2011 and 2010 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations—Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010, and 2009

Statements of Consolidated Comprehensive Income (Loss)—Years Ended December 31, 2011, 2010, and 2009

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

(b)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8	Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: April 3, 2012	By:	/S/ GENE S. BERTCHER
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	April 3, 2012

/s/ SHARON HUNT Sharon Hunt	Director	April 3, 2012

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	April 3, 2012

/s/ TED R. MUNSELLE Ted R. Munselle	Director	April 3, 2012

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	April 3, 2012

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer ( Principal Financial and Accounting Officer)	April 3, 2012

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2011

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8	Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.