Form 10-Q/A
period 2011-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2012-05-01
CIK 733590

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

1603 LBJ Freeway, Suite 800, Dallas, Texas 75234
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

AMENDMENT NO. 1 TO
QUARTERLY REPORT ON FORM 10-Q FOR
TRANSCONTINENTAL REALTY INVESTORS, INC.

The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the period ended June 30, 2011 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

•
Page 6-10, Item 1 “Financial Statements.”  The consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, consolidated statements of comprehensive income (loss) and consolidated statements of cash flow have been revised, in the current period, to reflect the written request of the Staff of the Securities and Exchange Commission on March 27, 2012, to correctly adhere to the guidelines presented in paragraphs 250-10-45-22 to 24 of the FASB Accounting Standards Codification.  Assets transferred to Transcontinental Realty Investors, Inc. (“TCI”), from its parent, American Realty Investors, Inc. (“ARL”) were originally, and have been historically, recorded at fair value and have been corrected to reflect ARL’s original cost basis.  During an eight year period following the consolidation of TCI as of March 2003, ARL sold to TCI a total of 14 properties (most of which were transactions for undeveloped land) for a total purchase price of $116.0 million.  ARL’s cost basis for such transactions was $60.0 million, resulting in a total step-up in basis for TCI of $56.0 million.  The consideration provided for such acquisitions was through affiliate/intercompany obligations, not cash transfers.  Of the $56.0 million step-up in TCI’s basis from such sales, approximately $26.6 million related to assets no longer held by TCI which were sold in 2011.  To better comply with the accounting literature and requirements, TCI reduced its intercompany obligations to ARL and reversed the income statement effect resulting from the disposition of such assets.  This results in an increase in net income of approximately 26.6 million for TCI.

•
Page 16, Item 1, Note 2 “Real Estate Activity.”  An addition was made to the real estate activity disclosure to describe the correction to the asset values of those assets acquired by TCI from its parent, ARL, at cost basis.

•
Page 19, Item 1, Note 6 “Related Party Transactions.”  In correcting the cost basis for assets sold from ARL to TCI, the related party obligations between TCI and ARL were reduced and the change was reflected in the footnote disclosure.

•	Page 20-22, Item 1, Note 7 “Operating Segments.” The operating segments were adjusted, in the current period, to reflect the changes in the financial statements..

•
 Page 25-34, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  A disclosure was added to describe the correction to the asset values of those assets acquired by TCI from its parent, ARL, at cost basis and the financial results and description of variances were adjusted to reflect the financial statement changes.

•	Exhibit 31.1 – Certification by the Principal Executive Officer required by Securities Exchange Act Rules 13a-14 and 15d-14

•	Exhibit 31.2 – Certification by the Principal Financial Officer required by Securities Exchange Act Rules 13a-14 and 15d-14

•	Exhibit 32.1 – Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 1, 2012	By:/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2012	By:/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$992,574	$1,074,635
Real estate subject to sales contracts at cost, net of depreciation ($54,940 for 2011 and $58,579 for 2010)	156,270	232,495
Less accumulated depreciation	(105,917)	(94,016)
Total real estate	1,042,927	1,213,114
Notes and interest receivable
Performing (including $58,246 in 2011 and $66,011 in 2010 from affiliates and related parties)	60,614	71,766
Less allowance for estimated losses (including $2,097 in 2011 and $3,061 in 2010 from affiliates and related parties)	(3,777)	(4,741)
Total notes and interest receivable	56,837	67,025
Cash and cash equivalents	7,067	11,259
Investments in unconsolidated subsidiaries and investees	7,441	8,146
Affiliate receivables	23,125	-
Other assets	70,510	85,217
Total assets	$1,207,907	$1,384,761

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$800,362	$831,322
Notes related to subject to sales contracts	125,083	190,693
Affiliate payables	-	47,261
Deferred gain (from sales to related parties)	81,827	82,841
Accounts payable and other liabilities (including $1,680 in 2011 and $1,466 in 2010 from affiliates and related parties)	40,514	49,196
	1,047,786	1,201,313
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2011 and 2010 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2011 and 2010 respectively	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 and 8,113,669 for 2011 and 2010 and outstanding 8,413,469 and 8,113,469 for 2011 and 2010	84	81
Treasury stock at cost; 200 shares in 2011 and 2010	(2)	(2)
Paid-in capital	274,405	271,682
Retained earnings	(128,063)	(101,914)
Total Transcontinental Realty Investors, Inc. shareholders' equity	146,425	169,848
Non-controlling interest	13,696	13,600
Total equity	160,121	183,448
Total liabilities and equity	$1,207,907	$1,384,761

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $358 and $908 for the three months and $730 and $1,766 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	$31,785	$30,589	$61,439	$61,287

Expenses:
Property operating expenses (including $403 and $429 for the three months and $675 and $884 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	16,200	18,129	32,675	35,338
Depreciation and amortization	4,371	6,353	10,433	12,214
General and administrative (including $906 and $786 for the three months and $1,748 and $1,677 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	2,588	1,793	4,730	3,619
Provision on impairment of notes receivable and real estate assets	444	-	6,503	-
Advisory fee to affiliate	2,626	2,962	5,246	6,058
Total operating expenses	26,229	29,237	59,587	57,229
Operating income	5,556	1,352	1,852	4,058

Other income (expense):
Interest income (including $700 and $567 for the three months and $1,051 and $1,220 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	704	832	1,130	1,691
Other income	100	249	1,314	914
Mortgage and loan interest (including $1,269 and $883 for the three months and $1,567 and $1,721 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	(14,611)	(15,663)	(28,035)	(30,377)
Earnings from unconsolidated subsidiaries and investees	117	(50)	57	(112)
Total other expenses	(13,690)	(14,632)	(25,534)	(27,884)
Loss before gain on land sales, non-controlling interest, and tax	(8,134)	(13,280)	(23,682)	(23,826)
Gain (loss) on land sales	1,285	(5,640)	2,081	(5,634)
Loss from continuing operations before tax	(6,849)	(18,920)	(21,601)	(29,460)
Income tax benefit	2,584	554	1,637	431
Net loss from continuing operations	(4,265)	(18,366)	(19,964)	(29,029)
Discontinued operations:
Loss from discontinued operations	(469)	(1,444)	(1,440)	(956)
Loss on sale of real estate from discontinued operations	(6,914)	(139)	(3,238)	(139)
Income tax expense from discontinued operations	(2,584)	(554)	(1,637)	(383)
Net loss from discontinued operations	(9,967)	(2,137)	(6,315)	(1,478)
Net loss	(14,232)	(20,503)	(26,279)	(30,507)
Net (income) loss attributable to non-controlling interest	46	113	130	(160)
Net loss attributable to Transcontinental Realty Investors, Inc.	(14,186)	(20,390)	(26,149)	(30,667)
Preferred dividend requirement	(277)	(264)	(551)	(527)
Net loss applicable to common shares	$(14,463)	$(20,654)	$(26,700)	$(31,194)

Earnings per share - basic
Loss from continuing operations	$(0.53)	$(2.28)	$(2.45)	$(3.66)
Loss from discontinued operations	(1.18)	(0.26)	(0.76)	(0.18)
Net loss applicable to common shares	$(1.71)	$(2.54)	$(3.21)	$(3.84)

Earnings per share - diluted
Loss from continuing operations	$(0.53)	$(2.28)	$(2.45)	$(3.66)
Loss from discontinued operations	(1.18)	(0.26)	(0.76)	(0.18)
Net loss applicable to common shares	$(1.71)	$(2.54)	$(3.21)	$(3.84)

Weighted average common share used in computing earnings per share	8,413,469	8,113,669	8,327,281	8,113,669
Weighted average common share used in computing diluted earnings per share	8,413,469	8,113,669	8,327,281	8,113,669

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(4,219)	$(18,253)	$(19,834)	$(29,189)
Loss from discontinued operations	(9,967)	(2,137)	(6,315)	(1,478)
Net loss	$(14,186)	$(20,390)	$(26,149)	$(30,667)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(unaudited)
(dollars in thousands)

									Accumulated
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$(101,914)	$-	$13,600
Series C preferred stock dividends (7.0% per year)	(105)	-	-	-	-	-	(105)	-	-	-
Series D preferred stock dividends (8.5% per year)	(446)	-	-	-	-	-	(446)	-	-	-
Net loss	(26,279)	(26,279)	-	-	-	-	-	(26,149)	-	(130)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	1,980	-	-	-	-	-	1,747	-	-	233
Distributions to non-controlling interests	(7)	-	-	-	-	-	-	-	-	(7)
Balance, June 30, 2011	$160,121	$(131,401)	$1	8,413,669	$84	$(2)	$274,405	$(128,063)	$-	$13,696

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	(dollars in thousands)

Net loss	$(26,279)	$(30,507)
Other comprehensive income (loss)	-	-
Total other comprehensive income (loss)	-	-
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	(26,279)	(30,507)
Comprehensive (income) loss attributable to non-controlling interest	130	(160)
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(26,149)	$(30,667)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(26,279)	$(30,507)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(2,081)	5,634
Gain on sale of income producing properties	3,238	139
Depreciation and amortization	11,382	14,491
Provision on impairment of notes receivable and real estate assets	6,503	-
Amortization of deferred borrowing costs	1,767	1,074
Earnings from unconsolidated subsidiaries and investees	(128)	112
(Increase) decrease in assets:
Accrued interest receivable	28	(128)
Other assets	(964)	7,333
Prepaid expense	2,176	52
Escrow	10,546	8,664
Earnest money	(75)	315
Rent receivables	647	(2,356)
Affiliate receivables	(23,125)	-
Increase (decrease) in liabilities:
Accrued interest payable	4,045	624
Affiliate payables	(47,261)	(893)
Other liabilities	(10,432)	(8,836)
Net cash used in operating activities	(70,013)	(4,282)

Cash Flow From Investing Activities:
Proceeds from notes receivable	12,109	1,438
Originations or advances on notes receivable	(986)	-
Acquisition of land held for development	30,419	(2,259)
Acquisition of income producing properties	13,588
Proceeds from sale of income producing properties	60,852	30,043
Proceeds from sale of land	78,757	12,325
Proceeds from sale of investment in unconsolidated real estate entities	(9)	-
Proceeds from sale of investments	554	-
Investment in unconsolidated real estate entities	279	213
Improvement of land held for development	(1,101)	(1,319)
Improvement of income producing properties	(340)	(1,185)
Acquisition of non-controlling interest	-	-
Sales of controlling interest	1,980	-
Construction and development of new properties	(30,298)	(10,294)
Net cash provided by investing activities	165,804	28,962

Cash Flow From Financing Activities:
Proceeds from notes payable	102,534	93,753
Recurring amortization of principal on notes payable	(7,764)	(5,974)
Payments or debt assumption on maturing notes payable	(195,386)	(110,607)
Deferred financing costs	(353)	(2,627)
Distributions to non-controlling interests	7	-
Common stock issuance	1,530	-
Preferred stock dividends - Series C	(105)	(105)
Preferred stock dividends - Series D	(446)	(422)
Net cash used in financing activities	(99,983)	(25,982)

Net decrease in cash and cash equivalents	(4,192)	(1,302)
Cash and cash equivalents, beginning of period	11,259	5,665
Cash and cash equivalents, end of period	$7,067	$4,363

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,023	$32,240
Cash received for income taxes, net of payments	$-	$(48)

Schedule of noncash investing and financing activities:
Affiliate payable/receivable for ARL cost basis sales adjustment	$(57,010)	$-
Acquisition of land for ARL cost basis sales adjustment	$30,419	$-
Acquisition of income producing properties for ARL cost basis sales adjustment	$26,591	$-

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

	Maturity	Interest
	Date	Rate	Amount	Security

Dallas Fund XVII L.P.(2)	10/09	9.00%	$ 1,432	Assignment of partnership interest
Garden Centura, L.P. (1)	N/A	7.00%	3,767	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	889	Various secured interest
Miscellaneous related party notes (1)	Various	Various	665	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			567
			$ 60,614

Allowance for estimated losses			(3,777)
			$ 56,837

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

For the Six Months Ended June 30, 2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$178,689	$73,280	$251,969
Notes receivable	23,718	-	23,718
Other assets	188,975	4,485	193,460
Notes payable	(216,643)	(47,989)	(264,632)
Other liabilities	(106,940)	(2,182)	(109,122)
Shareholders' equity/partners capital	(67,799)	(27,594)	(95,393)

Revenue	$13,156	$3,638	$16,794
Depreciation	(901)	(1,571)	(2,472)
Operating expenses	(14,660)	(2,149)	(16,809)
Gain on land sales	15,009	-	15,009
Interest expense	(6,755)	(1,156)	(7,911)
Gain (loss) from continuing operations	$5,849	$(1,238)	$4,611
Income from discontinued operations	-	-	-
Net income (loss)	$5,849	$(1,238)	$4,611

Company's proportionate share of earnings	$122	$(62)	$60

For the Six Months Ended June 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$243,655	$75,880	$319,535
Notes Receivable	41,564	-	41,564
Other assets	165,274	5,709	170,983
Notes payable	(230,991)	(48,231)	(279,222)
Other liabilities	(117,736)	(1,984)	(119,720)
Shareholders equity/partners capital	(101,766)	(31,374)	(133,140)

Rents and interest and other income	$17,041	$4,078	$21,119
Depreciation	(1,194)	(1,556)	(2,750)
Operating expenses	(15,175)	(1,966)	(17,141)
Gain on land sales	1,519	-	1,519
Interest expense	(8,546)	(1,805)	(10,351)
Loss from continuing operations	(6,355)	(1,249)	(7,604)
Income from discontinued operations	5,821	-	5,821
Net loss	$(534)	$(1,249)	$(1,783)

Company's proportionate share of earnings	$(13)	$(62)	$(75)

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2011 (dollars in thousands):

	Prime	Pillar	ARL	Total
Balance, December 31, 2010	$-	$-	$(47,261)	$(47,261)
Cash transfers	3,588	2,467	-	6,055
Advisory fees	(3,528)	(1,720)	-	(5,248)
Cost reimbursements	(1,658)	-	-	(1,658)
Interest to advisor	(926)	-	-	(926)
POA fees	(10)	-	-	(10)
Expenses paid by advisor	(1,240)	378	-	(862)
Financing (mortgage payments)	(382)	(5,045)	-	(5,427)
Note receivable with affiliate	8,016	2,726	-	10,742
Sales/Purchases transactions1	888	(261)	57,010	57,637
Intercompany property transfers	8,543	1,540	-	10,083
Purchase of obligations	(13,291)	(85)	13,376	-
Balance, June 30, 2011	$-	$-	$23,125	$23,125

1 Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the current year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The affiliate payables to ARL were reduced for the lower asset price.

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

 Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2011 and 2010, including segment assets and expenditures (dollars in thousands): [Missing Graphic Reference]

	Commercial
For the Three Months Ended June 30, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$12,323	$19,372	$86	$4	$31,785
Operating expenses	5,915	9,873	344	68	16,200
Depreciation and amortization	557	3,814	-	-	4,371
Mortgage and loan interest	2,582	8,479	1,995	1,555	14,611
Interest income	-	-	-	704	704
Gain on land sales	-	-	1,285	-	1,285
Segment operating income (loss)	$3,269	$(2,794)	$(968)	$(915)	$(1,408)
Capital expenditures	190	89	-	-	279
Assets	219,156	613,007	210,764	-	1,042,927

Property Sales
Sales price	$67,397	$-	$40,141	$-	$107,538
Cost of sale	75,274	-	41,846	-	117,120
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	963	2,990	-	3,953
Gain (loss) on sale	$(7,877)	$963	$1,285	$-	$(5,629)

	Commercial
For the Three Months Ended June 30, 2010	Properties	Apartments	Land	Other	Total
Operating revenue	$11,849	$18,659	$92	$(11)	$30,589
Operating expenses	6,446	10,513	1,163	7	18,129
Depreciation and amortization	2,364	3,989	-	-	6,353
Mortgage and loan interest	3,495	8,794	2,443	931	15,663
Interest income	-	-	-	832	832
Loss on land sales	-	-	(5,640)	-	(5,640)
Segment operating loss	$(456)	$(4,637)	$(9,154)	$(117)	$(14,364)
Capital expenditures	318	-	-	-	318
Assets	244,117	570,011	379,054	-	1,193,182

Property Sales
Sales price	$5,970	$25,092	$17,660	$-	$48,722
Cost of sale	6,184	21,418	23,300	-	50,902
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(214)	$75	$(5,640)	$-	$(5,779)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended June 30,
	2011	2010
Segment operating loss	$(1,408)	$(14,364)
Other non-segment items of income (expense)
General and administrative	(2,588)	(1,793)
Advisory fees	(2,626)	(2,962)
Provision on impairment of notes receivable and real estate assets	(444)	-
Other income	100	249
Equity in earnings of investees	117	(50)
Deferred tax benefit	2,584	554
Loss from continuing operations	$(4,265)	$(18,366)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended June 30,

	2011	2010
Segment assets	$1,042,927	$1,193,182
Investments in real estate partnerships	7,441	8,938
Other assets	157,539	136,970
Assets held for sale	-	210,021
Total assets	$1,207,907	$1,549,111

	Commercial
For the Six Months Ended June 30, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$22,477	$38,669	$281	$12	$61,439
Operating expenses	12,269	19,429	883	94	32,675
Depreciation and amortization	2,919	7,514	-	-	10,433
Mortgage and loan interest	5,331	15,695	4,900	2,109	28,035
Interest income	-	-	-	1,130	1,130
Gain on land sales	-	-	2,081	-	2,081
Segment operating gain (loss)	$1,958	$(3,969)	$(3,421)	$(1,061)	$(6,493)
Capital expenditures	258	82	-	-	340
Assets	219,156	613,007	210,764	-	1,042,927

Property Sales
Sales price	$99,911	$-	$86,132	$-	$186,043
Cost of sale	107,503	-	87,426	-	194,929
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	3,391	963	3,375	-	7,729
Gain (loss) on sale	$(4,201)	$963	$2,081	$-	$(1,157)

	Commercial
For the Six Months Ended June 30, 2010	Properties	Apartments	Land	Other	Total
Operating revenue	$24,244	$36,913	$160	$(30)	$61,287
Operating expenses	12,939	20,608	1,735	56	35,338
Depreciation and amortization	4,742	7,472	-	-	12,214
Mortgage and loan interest	6,920	16,386	5,077	1,994	30,377
Interest income	-	-	-	1,691	1,691
Loss on land sales	-	-	(5,634)	-	(5,634)
Segment operating loss	$(357)	$(7,553)	$(12,286)	$(389)	$(20,585)
Capital expenditures	540	260	121	-	921
Assets	244,117	570,011	379,054	-	1,193,182

Property Sales
Sales price	$5,970	$25,092	$17,669	$-	$48,731
Cost of sale	6,184	21,418	23,303	-	50,905
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(214)	$75	$(5,634)	$-	$(5,773)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended June 30,
	2011	2010
Segment operating loss	$(6,493)	$(20,585)
Other non-segment items of income (expense)
General and administrative	(4,730)	(3,619)
Advisory fees	(5,246)	(6,058)
Provision on impairment of notes receivable and real estate assets	(6,503)	-
Other income	1,314	914
Equity in earnings of investees	57	(112)
Deferred tax benefit	1,637	431
Loss from continuing operations	$(19,964)	$(29,029)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Six Months Ended June 30,

	2011	2010
Segment assets	$1,042,927	$1,193,182
Investments in real estate partnerships	7,441	8,938
Other assets	157,539	136,970
Assets held for sale	-	210,021
Total assets	$1,207,907	$1,549,111

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Rental	$1,842	$5,041	$3,877	$12,685
Property operations	1,293	3,208	2,792	6,703
	$549	$1,833	1,085	5,982
Expenses
Interest	(573)	(2,160)	(1,436)	(4,610)
General and administrative	(143)	(26)	(211)	(43)
Depreciation	(373)	(1,091)	(949)	(2,285)
	$(1,089)	$(3,277)	(2,596)	(6,938)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(540)	(1,444)	(1,511)	(956)
Loss on sale of discontinued operations	(6,914)	(139)	(3,238)	(139)
Equity in earnings of investees	71	-	71	-
Loss from discontinued operations	$(7,383)	$(1,583)	(4,678)	(1,095)
Tax expense	(2,584)	(554)	(1,637)	(383)
Net loss from discontinued operations	$(9,967)	$(2,137)	$(6,315)	$(1,478)

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2011 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

Comparison of the three months ended June 30, 2011 to the same period ended 2010

For the three months ended June 30, 2011, we reported a net loss applicable to common shares of $14.5 million or $1.71 per diluted earnings per share, as compared to a net loss applicable to common shares of $20.7 million or $2.54 per diluted earnings per share for the same period ended 2010.

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

Depreciation and amortization was $4.4 million for the three months ended June 30, 2011.  This represents a decrease of $2.0 million, as compared to the prior period depreciation and amortization of $6.4 million.  This change is primarily due to the adjustment in the current period, to reflect the cost basis for acquisitions from our parent, ARL.  This adjustment reduced depreciation and amoritization for $1.6 million.

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

Provision for impairment was $0.4 million for the three months ended June 30, 2011. Impairment was recorded as an additional loss of $0.4 million related to an investment held.

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

	For the Three Months Ended June 30,
Revenue	2011	2010
Rental	$1,842	$5,041
Property operations	1,293	3,208
	$549	$1,833
Expenses
Interest	(573)	(2,160)
General and administrative	(143)	(26)
Depreciation	(373)	(1,091)
	$(1,089)	$(3,277)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(540)	(1,444)
Loss on sale of discontinued operations	(6,914)	(139)
Equity in earnings of investees	71	-
Loss from discontinued operations	$(7,383)	$(1,583)
Tax expense	(2,584)	(554)
Net loss from discontinued operations	$(9,967)	$(2,137)

Comparison of the six months ended June 30, 2011 to the same period ended 2010

For the six months ended June 30, 2011, we reported a net loss applicable to common shares of $26.7 million or $3.21 per diluted earnings per share, as compared to a net loss applicable to common shares of $31.2 million or $3.84 per diluted earnings per share for the same period ended 2010.

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

Depreciation and amortization was $10.4 million for the six months ended June 30, 2011.  This represents a decrease of $1.8 million, as compared to the prior period depreciation and amortization of $12.2 million.  This change is primarily due to the adjustment in the current period, to reflect the cost basis for acquisitions from our parent, ARL.  This adjustment reduced depreciation and amoritization for $1.6 million.

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

Provision for impairment was $6.5 million for the six months ended June 30, 2011. Impairment was recorded as an additional loss of $5.2 million in the apartments we currently hold, $0.9 million in the commercial properties we currently hold, and $0.4 million related to an investment held.

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

Other income was $1.3 million for the six months ended June 30, 2011. This represents an increase of $0.4 million as compared to the prior year income of $0.9 million. This increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2011	2010	Variance

Net cash used in operating activities	$(70,013)	$(4,282)	$(65,731)
Net cash provided by investing activities	$165,804	$28,962	$136,842
Net cash used in financing activities	$(99,983)	$(25,982)	$(74,001)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall decrease in cash used in operating activities is due to the repayment of affiliate payables in the current period.  The adjustment made in the current period to reflect the cost basis of ARL acquisitions reduced the affiliate payables by approximately $57.0 million.  Obligations to affiliates were further reduced during the year by other related party transactions.

Our cash from investing activities increased as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period offset by an increase in cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.  The adjustment to reflect the cost basis of real estate acquisitions from ARL, reduced the acquisition costs and related party obligations related to the acquisition of those assets.

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

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2011			1,230,535	406,465
April 30, 2011	-	-	1,230,535	406,465
May 31, 2011	-	-	1,230,535	406,465
June 30, 2011	-	-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 1, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2012	By:	/s/ Gene S. Bertcher
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