Form 10-Q/A
period 2011-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2012-05-01
CIK 733590

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

AMENDMENT NO. 1 TO
QUARTERLY REPORT ON FORM 10-Q FOR
TRANSCONTINENTAL REALTY INVESTORS, INC.

The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the period ended September 30, 2011 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

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

•	Page 20-22, Item 1, Note 7 “Operating Segments.” The operating segments were adjusted, in the current period, to reflect the changes in the financial statements.

•	Page 23-24, Item 1, Note 8 “Discontinued Operations.” The discontinued operations were adjusted, in the current period, to reflect the changes in the financial statements.

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
Gene S. Bertcher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,009,117	$1,074,635
Real estate subject to sales contracts at cost, net of depreciation ($39,606 for 2011 and $58,579 for 2010)	82,546	232,495
Less accumulated depreciation	(108,435)	(94,016)
Total real estate	983,228	1,213,114
Notes and interest receivable
Performing (including $58,450 in 2011 and $66,011 in 2010 from affiliates and related parties)	58,895	71,766
Non-performing	1,432	-
Less allowance for estimated losses (including $2,097 in 2011 and $3,061 in 2010 from affiliates and related parties)	(3,777)	(4,741)
Total notes and interest receivable	56,550	67,025
Cash and cash equivalents	7,741	11,259
Investments in unconsolidated subsidiaries and investees	8,015	8,146
Affiliate receivables	24,268	-
Other assets	68,413	85,217
Total assets	$1,148,215	$1,384,761

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$797,400	$831,322
Notes related to subject to sales contracts	64,412	190,693
Affiliate payables	-	47,261
Deferred gain (from sales to related parties)	81,827	82,841
Accounts payable and other liabilities (including $1,735 in 2011 and $1,466 in 2010 from affiliates and related parties)	44,157	49,196
	987,796	1,201,313
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2011 and 2010 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2011 and 2010 respectively.	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 and 8,113,669 for 2011 and 2010 and outstanding 8,413,469 and 8,113,469 for 2011 and 2010 respectively.	84	81
Treasury stock at cost; 200 shares in 2011 and 2010	(2)	(2)
Paid-in capital	274,165	271,682
Retained earnings	(127,167)	(101,914)
Total Transcontinental Realty Investors, Inc. shareholders' equity	147,081	169,848
Non-controlling interest	13,338	13,600
Total equity	160,419	183,448
Total liabilities and equity	$1,148,215	$1,384,761

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $17 and $450 for the three months and $50 and $1,363 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	$31,302	$28,124	$89,796	$85,441

Expenses:
Property operating expenses (including $245 and $331 for the three months and $882 and $970 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	17,206	16,098	48,253	49,062
Depreciation and amortization	5,812	5,817	15,470	17,284
General and administrative (including $720 and $471 for the three months and $2,467 and $2,148 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	2,798	1,338	7,452	4,955
Provision on impairment of notes receivable and real estate assets	-	-	5,622	-
Advisory fee to affiliate	2,441	3,054	7,688	9,112
Total operating expenses	28,257	26,307	84,485	80,413
Operating income	3,045	1,817	5,311	5,028

Other income (expense):
Interest income (including $483 and $458 for the three months and $1,534 and $1,679 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	497	669	1,627	2,360
Other income	113	640	1,878	1,554
Mortgage and loan interest (including $47 and $698 for the three months and $1,614 and $2,419 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	(12,525)	(13,267)	(39,553)	(42,307)
Loss on the sale of investments	(32)	-	(483)	-
Earnings from unconsolidated subsidiaries and investees	250	(10)	378	(122)
Total other expenses	(11,697)	(11,968)	(36,153)	(38,515)
Loss before gain on land sales, non-controlling interest, and tax	(8,652)	(10,151)	(30,842)	(33,487)
Gain (loss) on land sales	6,285	(371)	8,366	(6,005)
Loss from continuing operations before tax	(2,367)	(10,522)	(22,476)	(39,492)
Income tax benefit (expense)	(1,007)	(486)	1,152	117
Net loss from continuing operations	(3,374)	(11,008)	(21,324)	(39,375)
Discontinued operations:
Income (loss) from discontinued operations	6	(2,504)	(2,927)	(3,950)
Gain (loss) on sale of real estate from discontinued operations	2,872	3,893	(365)	3,754
Income tax benefit (expense) from discontinued operations	1,007	486	(1,152)	(69)
Net income (loss) from discontinued operations	3,885	1,875	(4,444)	(265)
Net loss	511	(9,133)	(25,768)	(39,640)
Net loss attributable to non-controlling interest	384	178	515	18
Net loss attributable to Transcontinental Realty Investors, Inc.	895	(8,955)	(25,253)	(39,622)
Preferred dividend requirement	(279)	(269)	(831)	(797)
Net loss applicable to common shares	$616	$(9,224)	$(26,084)	$(40,419)

Earnings per share - basic
Loss from continuing operations	$(0.39)	$(1.37)	$(2.59)	$(4.95)
Income (loss) from discontinued operations	0.46	0.23	(0.53)	(0.03)
Net loss applicable to common shares	$0.07	$(1.14)	$(3.12)	$(4.98)

Earnings per share - diluted
Loss from continuing operations	$(0.39)	$(1.37)	$(2.59)	$(4.95)
Income (loss) from discontinued operations	0.46	0.23	(0.53)	(0.03)
Net loss applicable to common shares	$0.07	$(1.14)	$(3.12)	$(4.98)

Weighted average common share used in computing earnings per share	8,413,469	8,113,495	8,356,326	8,113,610
Weighted average common share used in computing diluted earnings per share	8,413,469	8,113,495	8,356,326	8,113,610

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(2,990)	$(10,830)	$(20,809)	$(39,357)
Income (loss) from discontinued operations	3,885	1,875	(4,444)	(265)
Net loss	$895	$(8,955)	$(25,253)	$(39,622)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011
(unaudited)
(dollars in thousands)

									Accumulated
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$(101,914)	$-	$13,600
Series C preferred stock dividends (7.0% per year)	(158)	-	-	-	-	-	(158)	-	-	-
Series D preferred stock dividends (8.5% per year)	(673)	-	-	-	-	-	(673)	-	-	-
Net loss	(25,768)	(25,768)	-	-	-	-	-	(25,253)	-	(515)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	2,047	-	-	-	-	-	1,787	-	-	260
Distributions to non-controlling interests	(7)	-	-	-	-	-	-	-	-	(7)
Balance, September 30, 2011	$160,419	$(130,890)	$1	8,413,669	$84	$(2)	$274,165	$(127,167)	$-	$13,338

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(dollars in thousands)

Net loss	$(25,768)	$(39,640)
Other comprehensive income (loss)	-	-
Total other comprehensive income (loss)	-	-
Comprehensive loss	(25,768)	(39,640)
Comprehensive loss attributable to non-controlling interest	515	18
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(25,253)	$(39,622)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(25,768)	$(39,640)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(8,366)	6,005
(Gain) loss on sale of income producing properties	365	(3,754)
Depreciation and amortization	17,292	21,649
Provision on impairment of notes receivable and real estate assets	6,503	-
Amortization of deferred borrowing costs	2,071	1,577
Earnings from unconsolidated subsidiaries and investees	(378)	122
(Increase) decrease in assets:
Accrued interest receivable	15	(343)
Other assets	(964)	8,561
Prepaid expense	2,312	815
Escrow	7,624	5,537
Earnest money	1,385	900
Rent receivables	3,712	(1,726)
Affiliate receivables	(24,268)	-
Increase (decrease) in liabilities:
Accrued interest payable	3,786	1,239
Affiliate payables	(47,261)	(2,055)
Other liabilities	(6,790)	(4,324)
Net cash used in operating activities	(68,730)	(5,437)

Cash Flow From Investing Activities:
Proceeds from notes receivable	12,849	1,443
Originations or advances on notes receivable	(1,425)	(22,339)
Acquisition of land held for development	30,419	(4,937)
Acquisition of income producing properties	13,588	-
Proceeds from sale of income producing properties	106,940	146,131
Proceeds from sale of land	107,365	15,674
Proceeds from sale of investment in unconsolidated real estate entities	(9)	-
Proceeds from sale of investments	592	-
Investment in unconsolidated real estate entities	(306)	395
Improvement of land held for development	(1,270)	(1,820)
Improvement of income producing properties	(2,069)	(2,017)
Sales of controlling interest	2,047	22
Construction and development of new properties	(39,927)	(23,801)
Net cash provided by investing activities	228,794	108,751

Cash Flow From Financing Activities:
Proceeds from notes payable	111,987	122,248
Recurring amortization of principal on notes payable	(11,321)	(9,484)
Payments or debt assumption on maturing notes payable	(116,913)	(115,254)
Debt assumption by buyer	(147,742)	(97,772)
Deferred financing costs	(299)	(2,876)
Distributions to non-controlling interests	7	(7)
Common stock issuance	1,530	-
Preferred stock dividends - Series C	(158)	(159)
Preferred stock dividends - Series D	(673)	(638)
Net cash used in financing activities	(163,582)	(103,942)

Net decrease in cash and cash equivalents	(3,518)	(628)
Cash and cash equivalents, beginning of period	11,259	5,665
Cash and cash equivalents, end of period	$7,741	$5,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,651	$47,339
Cash received for income taxes, net of payments	$-	$(48)

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$-	$21,859
Affiliate payable/receivable for ARL cost basis sales adjustment	$(57,010)	$-
Acquisition of land for ARL cost basis sales adjustment	$30,419	$-
Acquisition of income producing properties for ARL cost basis sales adjustment	$26,591	$-

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

On April 25, 2011, we sold 100% of our interests in TX Portfolio, LLC to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. This entity owns seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas. We provided $15.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on April 25, 2016. The buyer assumed the existing mortgage of $8.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
ABC Land & Development, Inc.(1)	10/15	10.00%	$ 272	Marina Landing (256 Unit Apartment Complex)
Garden Centura, L.P. (1)	N/A	7.00%	3,967	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	389	Various secured interest
Miscellaneous related party notes (1)	Various	Various	393	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			580
Total Performing			$ 58,895

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
__________________________
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

For the Nine Months Ended September 30, 2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$155,462	$72,622	$228,084
Notes receivable	23,239	-	23,239
Other assets	192,185	4,755	196,940
Notes payable	(168,746)	(47,578)	(216,324)
Other liabilities	(121,964)	(2,543)	(124,507)
Shareholders' equity/partners capital	(80,176)	(27,256)	(107,432)

Revenue	$11,356	$5,465	$16,821
Depreciation	(640)	(2,352)	(2,992)
Operating expenses	(1,459)	(2,944)	(4,403)
Gain on land sales	23,465	-	23,465
Gain on sale of investment	91	-	91
Interest expense	(7,902)	(1,745)	(9,647)
Gain (loss) from continuing operations	$24,911	$(1,576)	$23,335
Income from discontinued operations	9,699	-	9,699
Net income (loss)	$34,610	$(1,576)	$33,034

Company's proportionate share of earnings	$473	$(79)	$394

For the Nine Months Ended September 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$243,090	$75,240	$318,330
Notes Receivable	45,032	-	45,032
Other assets	163,231	6,213	169,444
Notes payable	(231,901)	(48,366)	(280,267)
Other liabilities	(120,424)	(2,408)	(122,832)
Shareholders equity/partners capital	(99,028)	(30,679)	(129,707)

Rents and interest and other income	$24,277	$5,992	$30,269
Depreciation	(1,933)	(2,324)	(4,257)
Operating expenses	(22,706)	(2,906)	(25,612)
Gain on land sales	1,519	-	1,519
Interest expense	(12,635)	(2,706)	(15,341)
Loss from continuing operations	(11,478)	(1,944)	(13,422)
Income from discontinued operations	8,206	-	8,206
Net loss	$(3,272)	$(1,944)	$(5,216)

Company's proportionate share of earnings	$(81)	$(97)	$(178)

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2011 (dollars in thousands):

	Prime	Pillar	ARL	Total
Balance, December 31, 2010	$-	$-	$(47,261)	$(47,261)
Cash transfers	3,588	7,536	-	11,124
Advisory fees	(3,528)	(4,382)	-	(7,910)
Cost reimbursements	(1,658)	(99)	-	(1,757)
Interest to advisor	(926)	(878)	-	(1,804)
POA fees	(10)	(42)	-	(52)
Expenses paid by advisor	(1,240)	2,233	-	993
Financing (mortgage payments)	(382)	(5,041)	-	(5,423)
Note receivable with affiliate	8,016	2,825	-	10,841
Sales/Purchases transactions	888	(5,307)	57,010	52,591
Intercompany property transfers	8,543	4,383	-	12,926
Purchase of obligations	(13,291)	(1,228)	14,519	-
Balance, September 30, 2011	$-	$-	$24,268	$24,268

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

 Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$9,364	$21,731	$7	$200	$31,302
Operating expenses	5,590	11,244	344	28	17,206
Depreciation and amortization	1,799	4,013	-	-	5,812
Mortgage and loan interest	3,154	6,891	1,416	1,064	12,525
Interest income	-	-	-	497	497
Gain on land sales	-	-	6,285	-	6,285
Segment operating income (loss)	$(1,179)	$(417)	$4,532	$(395)	$2,541
Capital expenditures	1,636	10	-	-	1,646
Assets	200,052	604,001	179,175	-	983,228

Property Sales
Sales price	$30,200	$21,590	$52,437	$-	$104,227
Cost of sale	33,021	15,897	52,762	-	101,680
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	4,951	-	4,951
Gain (loss) on sale	$(2,821)	$5,693	$4,626	$-	$7,498

	Commercial
For the Three Months Ended September 30, 2010	Properties	Apartments	Land	Other	Total
Operating revenue	$10,033	$17,970	$120	$1	$28,124
Operating expenses	5,826	9,864	445	(37)	16,098
Depreciation and amortization	2,114	3,703	-	-	5,817
Mortgage and loan interest	3,006	7,432	1,868	961	13,267
Interest income	-	-	-	669	669
Loss on land sales	-	-	(371)	-	(371)
Segment operating loss	$(913)	$(3,029)	$(2,564)	$(254)	$(6,760)
Capital expenditures	144	316	-	-	460
Assets	314,521	616,400	375,730	(400)	1,306,251

Property Sales
Sales price	$-	$33,491	$8,709	$-	$42,200
Cost of sale	-	29,598	9,080	-	38,678
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$-	$3,893	$(371)	$-	$3,522

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
	2011	2010
Segment operating income (loss)	$2,541	$(6,760)
Other non-segment items of income (expense)
General and administrative	(2,798)	(1,338)
Advisory fees	(2,441)	(3,054)
Provision on impairment of notes receivable and real estate assets	-	-
Other income	113	640
Loss on sale of investments	(32)	-
Equity in earnings of investees	250	(10)
Deferred tax expense	(1,007)	(486)
Loss from continuing operations	$(3,374)	$(11,008)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	Commercial
For the Nine Months Ended September 30, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$30,212	$59,086	$289	$209	$89,796
Operating expenses	16,867	30,038	1,225	123	48,253
Depreciation and amortization	4,151	11,319		-	15,470
Mortgage and loan interest	7,853	22,212	6,316	3,172	39,553
Interest income	-	-	-	1,627	1,627
Gain on land sales	-	-	8,366	-	8,366
Segment operating loss	$1,341	$(4,483)	$1,114	$(1,459)	$(3,487)
Capital expenditures	1,862	164	(868)	-	1,158
Assets	200,052	604,001	179,175	-	983,228

Property Sales
Sales price	$102,765	$21,590	$135,717	$-	$260,072
Cost of sale	111,077	15,897	137,336	-	264,310
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	1,291	963	8,326	-	10,580
Gain (loss) on sale	$(7,021)	$6,656	$6,707	$-	$6,342

	Commercial
For the Nine Months Ended September 30, 2010	Properties	Apartments	Land	Other	Total
Operating revenue	$31,601	$53,590	$279	$(29)	$85,441
Operating expenses	17,420	29,444	2,178	20	49,062
Depreciation and amortization	6,309	10,975	-	-	17,284
Mortgage and loan interest	9,095	23,313	6,944	2,955	42,307
Interest income	-	-	-	2,360	2,360
Loss on land sales	-	-	(6,005)	-	(6,005)
Segment operating loss	$(1,223)	$(10,142)	$(14,848)	$(644)	$(26,857)
Capital expenditures	412	622	148	-	1,182
Assets	314,521	616,400	375,730	(400)	1,306,251

Property Sales
Sales price	$28,740	$58,583	$18,963	$-	$106,286
Cost of sale	28,954	51,016	24,968	-	104,938
Deferred current gain	-	3,599	-	-	3,599
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(214)	$3,968	$(6,005)	$-	$(2,251)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended September 30,
	2011	2010
Segment operating loss	$(3,487)	$(26,857)
Other non-segment items of income (expense)
General and administrative	(7,452)	(4,955)
Advisory fees	(7,688)	(9,112)
Provision on impairment of notes receivable and real estate assets	(5,622)	-
Other income	1,878	1,554
Loss on sale of investments	(483)	-
Equity in earnings of investees	378	(122)
Deferred tax benefit	1,152	117
Loss from continuing operations	$(21,324)	$(39,375)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2011	2010
Segment assets	$983,228	$1,306,251
Investments in real estate partnerships	8,015	8,745
Other assets	156,972	159,863
Assets held for sale	-	16,251
Total assets	$1,148,215	$1,491,110

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2011. Included in discontinued operations are a total of ten and 22 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold eight commercial properties (Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory and Westgrove Air Plaza), one apartment complex (Spyglass), and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Rental	$968	$6,109	$7,789	$22,764
Property operations	587	4,127	5,007	13,203
	$381	$1,982	2,782	9,561
Expenses
Other income	-	50	-	50
Interest	(103)	(3,141)	(2,546)	(9,087)
General and administrative	(170)	(55)	(457)	(101)
Depreciation	(102)	(1,340)	(1,825)	(4,373)
Provision on impairment of real estate assets	-	-	(881)	-
	(375)	(4,486)	(5,709)	(13,511)
Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	6	(2,504)	(2,927)	(3,950)
Gain (loss) on sale of discontinued operations	2,872	3,893	(365)	3,754
Income (loss) from discontinued operations	$2,878	$1,389	(3,292)	(196)
Tax benefit (expense)	1,007	486	(1,152)	(69)
Net income (loss) from discontinued operations	$3,885	$1,875	$(4,444)	$(265)

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2011, we acquired $13.0 million of income producing properties and sold $274.3 million of land and income producing properties. As of September 30, 2011, we owned 9,027 units in 49 residential apartment communities and 19 commercial properties of approximately 3.9 million rentable square feet. In addition, we owned 1,856 acres of land held for development and have one apartment complex currently in development.

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

Comparison of the three months ended September 30, 2011 to the same period ended 2010

For the three months ended September 30, 2011, we reported a net gain applicable to common shares of $0.6 million or $0.07 per diluted earnings per share, as compared to a net loss applicable to common shares of $9.2 million or $1.14 per diluted earnings per share for the same period ended 2010.

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

There was no additional provision for impairment recorded for the three months ended September 30, 2011.

Other income (expense)

Gain on land sales increased for the three months ended September 30, 2011 as compared to the prior period. In the current period we sold 2,999.28 acres of land in six separate transactions for an aggregate sales price of $52.4 million and recorded a gain of $6.3 million.  In the prior period, we sold 38.62 acres of land in four separate transactions for an aggregate sales price of $4.7 million and recorded a loss of $0.4 million.

Included in discontinued operations are a total of ten and 22 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold eight commercial properties (Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory and Westgrove Air Plaza), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	September 30,
Revenue	2011	2010
Rental	$968	$6,109
Property operations	587	4,127
	381	1,982
Expenses
Other income	-	50
Interest	(103)	(3,141)
General and administrative	(170)	(55)
Depreciation	(102)	(1,340)
	(375)	(4,486)
Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	6	(2,504)
Gain on sale of discontinued operations	2,872	3,893
Income from discontinued operations	2,878	1,389
Tax benefit	1,007	486
Net income from discontinued operations	$3,885	$1,875

Comparison of the nine months ended September 30, 2011 to the same period ended 2010

For the nine months ended September 30, 2011, we reported a net loss applicable to common shares of $26.1 million or $3.12 per diluted earnings per share, as compared to a net loss applicable to common shares of $40.4 million or $4.98 per diluted earnings per share for the same period ended 2010.

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

Depreciation and amortization was $15.5 million for the nine months ended September 30, 2011.  This represents a decrease of $1.8 million, as compared to the prior period depreciation and amortization of $17.3 million.  This change is primarily due to the adjustment in the current period, to reflect the cost basis for acquisitions from our parent, ARL.  This adjustment reduced depreciation and amortization for $1.6 million.

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

Provision for impairment was $5.6 million for the nine months ended September 30, 2011. Impairment was recorded as an additional loss of $5.2 million in the apartment properties we currently hold and $0.4 million related to an investment held.

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

Gain on land sales increased for the nine months ended September 30, 2011 as compared to the prior period. In the current period we sold 3,761.81 acres of land in 31 separate transactions for an aggregate sales price of $135.7 million and recorded a gain of $8.4 million.  In the prior period, we sold 62.18 acres of land in six separate transactions for an aggregate sales price of $22.3 million and recorded a loss of $6.0 million.

Included in discontinued operations are a total of ten and 22 properties for 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold eight commercial properties (Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory and Westgrove Air Plaza), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 11 apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge and Tivoli), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Revenue
Rental	$7,789	$22,764
Property operations	5,007	13,203
	2,782	9,561
Expenses
Other income	-	50
Interest	(2,546)	(9,087)
General and administrative	(457)	(101)
Depreciation	(1,825)	(4,373)
Provision on impairment of real estate assets	(881)	-
	(5,709)	(13,511)
Net loss from discontinued operations before gains on sale of real estate	(2,927)	(3,950)
Gain (loss) on sale of discontinued operations	(365)	3,754
Loss from discontinued operations	(3,292)	(196)
Tax expense	(1,152)	(69)
Net loss from discontinued operations	$(4,444)	$(265)
Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2011	2010	Variance

Net cash used in operating activities	$(68,730)	$(5,437)	$(63,293)
Net cash provided by investing activities	$228,794	$108,751	$120,043
Net cash used in financing activities	$(163,582)	$(103,942)	$(59,640)

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