Form 10-Q
period 2012-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2012-05-15
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at May 5, 2012)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,030,501	$1,069,699
Real estate held for sale at cost, net of depreciation $3,168 for 2012 and $1,752 for 2011)	28,663	15,015
Real estate subject to sales contracts at cost, net of depreciation ($7,415 for 2012 and $7,213 for 2011)	48,537	52,555
Less accumulated depreciation	(146,379)	(148,930)
Total real estate	961,322	988,339
Notes and interest receivable
Performing (including $75,672 in 2012 and $78,852 in 2011 from affiliates and related parties)	75,673	79,161
Non-performing (including $3,279 in 2012 and $0 in 2011 from affiliates and related parties)	5,750	2,152
Less allowance for estimated losses (including $2,097 in 2012 and 2011 from affiliates and related parties)	(3,942)	(3,942)
Total notes and interest receivable	77,481	77,371
Cash and cash equivalents	7,822	19,991
Investments in unconsolidated subsidiaries and investees	6,230	6,362
Other assets	62,204	68,261
Total assets	$1,115,059	$1,160,324

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$800,368	$829,617
Notes related to assets held for sale	20,089	13,830
Notes related to subject to sales contracts	34,434	38,376
Stock secured notes payable	2,351	2,482
Affiliate payables	25,915	17,465
Deferred gain (from sales to related parties)	58,637	65,607
Accounts payable and other liabilities (including $1,802 in 2012 and $1,746 in 2011 from affiliates and related parties)	35,317	51,663
	977,111	1,019,040
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2012 and 2011 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2012 and 2011 respectively.	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 for 2012 and 2011, and outstanding 8,413,469 for 2012 and 2011.	84	84
Treasury stock at cost; 200 shares in 2012 and 2011	(2)	(2)
Paid-in capital	273,609	273,886
Retained earnings	(152,442)	(148,235)
Total Transcontinental Realty Investors, Inc. shareholders' equity	121,250	125,734
Non-controlling interest	16,698	15,550
Total equity	137,948	141,284
Total liabilities and equity	$1,115,059	$1,160,324

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $167 and $0 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	$28,945	$26,439

Expenses:
Property operating expenses (including $292 and $275 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	14,989	14,770
Depreciation and amortization	5,494	5,302
General and administrative (including $666 and $842 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	2,174	1,997
Provision on impairment of notes receivable and real estate assets	-	5,178
Advisory fee to affiliate	2,303	2,620
Total operating expenses	24,960	29,867
Operating income (loss)	3,985	(3,428)

Other income (expense):
Interest income (including $3,415 and $318 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	3,229	426
Other income (including $1,500 and $0 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	1,602	1,214
Mortgage and loan interest (including $754 and $298 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	(16,429)	(12,392)
Loss on the sale of investments	(102)	-
Earnings from unconsolidated subsidiaries and investees	(73)	(61)
Total other expenses	(11,773)	(10,813)
Loss before gain on land sales, non-controlling interest, and tax	(7,788)	(14,241)
Gain on land sales	423	796
Loss from continuing operations before tax	(7,365)	(13,445)
Income tax benefit	1,133	489
Net loss from continuing operations	(6,232)	(12,956)
Discontinued operations:
Loss from discontinued operations	(351)	(2,280)
Gain on sale of real estate from discontinued operations	3,588	3,677
Income tax expense from discontinued operations	(1,133)	(489)
Net income from discontinued operations	2,104	908
Net loss	(4,128)	(12,048)
Net (income) loss attributable to non-controlling interest	(79)	85
Net loss attributable to Transcontinental Realty Investors, Inc.	(4,207)	(11,963)
Preferred dividend requirement	(277)	(274)
Net loss applicable to common shares	$(4,484)	$(12,237)

Earnings per share - basic
Loss from continuing operations	$(0.78)	$(1.61)
Income from discontinued operations	0.25	0.11
Net loss applicable to common shares	$(0.53)	$(1.50)

Earnings per share - diluted
Loss from continuing operations	$(0.78)	$(1.61)
Income from discontinued operations	0.25	0.11
Net loss applicable to common shares	$(0.53)	$(1.50)

Weighted average common share used in computing earnings per share	8,413,469	8,240,136
Weighted average common share used in computing diluted earnings per share	8,413,469	8,240,136

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(6,311)	$(12,871)
Income from discontinued operations	2,104	908
Net loss	$(4,207)	$(11,963)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
(unaudited)
(dollars in thousands)

									Accumulated
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-Controlling
	Total	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$-	$15,550
Series C preferred stock dividends (7.0% per year)	(53)	-	-	-	-	-	(53)	-	-	-
Series D preferred stock dividends (8.5% per year)	(224)	-	-	-	-	-	(224)	-	-	-
Net loss	(4,128)	(4,128)	-	-	-	-	-	(4,207)	-	79
Purchase of controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Sale of controlling interest	1,138	-	-	-	-	-	-	-	-	1,138
Balance, March 31, 2012	$137,948	$(155,180)	$1	8,413,669	$84	$(2)	$273,609	$(152,442)	$-	$16,698

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)

Net loss	$(4,128)	$(12,048)
Other comprehensive income (loss)	-	-
Total other comprehensive income (loss)	-	-
Comprehensive loss	(4,128)	(12,048)
Comprehensive (income) loss attributable to non-controlling interest	(79)	85
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(4,207)	$(11,963)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(4,128)	$(12,048)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Loss on sale of land	(423)	(796)
Loss on sale of income producing properties	(3,588)	(3,677)
Depreciation and amortization	5,737	6,637
Provision on impairment of notes receivable and real estate assets	-	6,059
Amortization of deferred borrowing costs	898	1,008
Earnings from unconsolidated subsidiaries and investees	73	61
(Increase) decrease in assets:
Accrued interest receivable	(2,824)	79
Prepaid expense	7	917
Escrow	7,591	10,547
Rent receivables	(785)	(537)
Increase (decrease) in liabilities:
Accrued interest payable	(1,500)	2,242
Affiliate payables	8,450	(14,229)
Other liabilities	(9,147)	(10,155)
Net cash provided by (used in) operating activities	361	(13,892)

Cash Flow From Investing Activities:
Proceeds from notes receivable	8,714	7,694
Originations or advances on notes receivable	(6,000)	(793)
Acquisition of land held for development	(10,445)	-
Proceeds from sale of income producing properties	20,199	3,498
Proceeds from sale of land	6,034	39,630
Proceeds from sale of investment in unconsolidated real estate entities	-	897
Proceeds from sale of investments	114	-
Investment in unconsolidated real estate entities	(55)	(98)
Improvement of land held for development	(136)	(758)
Improvement of income producing properties	(394)	(68)
Acquisition of non-controlling interest	(69)	-
Sales of controlling interest	113	1,784
Construction and development of new properties	(3,111)	(14,035)
Net cash provided by investing activities	14,964	37,751

Cash Flow From Financing Activities:
Proceeds from notes payable	60,830	30,429
Recurring amortization of principal on notes payable	(5,596)	(2,535)
Payments on maturing notes payable	(57,668)	(57,331)
Debt assumption by buyer	(23,129)	-
Deferred financing costs	(1,654)	(250)
Common stock issuance	-	1,530
Preferred stock dividends - Series C	(53)	(52)
Preferred stock dividends - Series D	(224)	(222)
Net cash used in financing activities	(27,494)	(28,431)

Net decrease in cash and cash equivalents	(12,169)	(4,572)
Cash and cash equivalents, beginning of period	19,991	11,259
Cash and cash equivalents, end of period	$7,822	$6,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,563	$13,278

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$6,000	$-
Affiliate payable/receivable for ARL cost basis sales adjustment	$10,445	$-
Acquisition of land for ARL cost basis sales adjustment	$(10,445)	$-

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of ARL own approximately 82.7% of the Company’s common stock. TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock trades on the New York Stock Exchange under the symbol (“ARL”).

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

TCI invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  Regis Realty Prime, LLC (“Regis”) provides property management services and brokerage services of our commercial properties.  TCI engages third-party companies to lease and manage its apartment properties.  We have no employees.

Properties

We own or had interests in a total property portfolio of 64 income producing properties as of March 31, 2012. The properties consisted of:

•	16 commercial buildings totaling 3.6 million leasable square feet, consisting of 11 office buildings, one industrial warehouse, three retail centers and one parking garage;

•	48 apartment communities totaling 8,777 units; excluding apartments being developed; and

•	4,288 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five apartment projects in 2011 and are in the predevelopment process on several residential apartment communities scheduled for construction in 2012. At March 31, 2012, we had no apartment projects in development. The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2011, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain 2011 financial statement amounts have been reclassified to conform to the 2012 presentation, including adjustments for discontinued operations.

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
For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investment in ARL is accounted for under the equity method. Our investment in Garden Centura, L.P. was accounted for under the equity method until December 28, 2011, when it was sold to a third party.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2012 are listed below:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, we recognized the March 23, 2011 sale of 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.8 million. The existing mortgage of $0.8 million, secured by the property, was paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel.

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and $0.7 million in closing costs. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

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

On February 7, 2012, we recognized the September 1, 2011 sale of 22.92 acres of land known as Andrew B land, Denton County, Texas to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $1.3 million. We received a credit of $2.1 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $1.2 million on the land parcel.

On February 23, 2012, we sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. We recorded a gain on sale of $3.6 million on the apartment sale.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and $0.4 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and $0.3 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and $0.1 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party under common control, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 5, 2012, we recognized the September 1, 2011 sale of 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $1.3 million. We received a credit of $1.0 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $0.1 million on the land parcel.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of March 31, 2012, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2012, we have expended $3.1 million on the construction of various apartment complexes and capitalized $0.1 million of interest costs.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 665	Various secured interest
Realty Advisors Management, Inc. (1)	12/16	4.00%	20,387	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,965	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/12	5.00%	6,000	Unsecured
Accrued interest			1,597
Total Performing			$ 75,673

Non-Performing loans:
130 Windmill Farms, L.P.	10/11	7.00%	507	Unsecured
Dallas Fund XVII LP (2)	10/09	9.00%	1,432	Unsecured
Miscellaneous non-related party notes	Various	Various	380	Various secured interest
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
Accrued interest			152
			$ 5,750

Allowance for estimated losses			(3,942)
Total			$ 77,481

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

Investments accounted for via the equity method consists of the following:

	Percentage Ownership
	at March 31, 2012	at March 31, 2011
American Realty Investors, Inc.(1)	2.03%	2.47%
Garden Centura, L.P.(2)	0.00%	5.00%

(1) Unconsolidated Investment in Parent Company
(2) Other Investees sold as of 12/28/11

 Our interest in the common stock of ARL in the amount of 2.03% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. On December 28, 2011, we sold our investment in Garden Centura, L.P. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

For the Three Months Ended March 31, 2012	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$45,917	$-	$45,917
Notes receivable	23,106	-	23,106
Other assets	153,627	-	153,627
Notes payable	(63,821)	-	(63,821)
Other liabilities	(86,475)	-	(86,475)
Shareholders' equity/partners capital	(72,354)	-	(72,354)

Revenue	$1,509	$-	$1,509
Depreciation	(78)	-	(78)
Operating expenses	(2,465)	-	(2,465)
Loss on land sales	(1,444)	-	(1,444)
Loss on sale of investment	(361)	-	(361)
Interest expense	(1,305)	-	(1,305)
Loss from continuing operations	$(4,144)	$-	$(4,144)
Loss from discontinued operations	(24)	-	(24)
Net loss	$(4,168)	$-	$(4,168)

Company's proportionate share of earnings	$(85)	$-	$(85)

For the Three Months Ended March 31, 2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$199,936	$73,906	$273,842
Notes Receivable	23,196	-	23,196
Other assets	186,355	4,065	190,420
Notes payable	(232,096)	(48,173)	(280,269)
Other liabilities	(118,877)	(1,675)	(120,552)
Shareholders equity/partners capital	(58,514)	(28,123)	(86,637)

Rents and interest and other income	$1,823	$1,838	$3,661
Depreciation	(69)	(796)	(865)
Operating expenses	(3,199)	(1,186)	(4,385)
Gain on land sales	3,794	-	3,794
Loss on sale of investment	(388)	-	(388)
Interest expense	(2,331)	(565)	(2,896)
Loss from continuing operations	(370)	(709)	(1,079)
Loss from discontinued operations	(671)	-	(671)
Net loss	$(1,041)	$(709)	$(1,750)

Company's proportionate share of earnings	$(26)	$(35)	$(61)

NOTE 5. NOTES PAYABLE

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and $0.7 million in closing costs. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and $0.4 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and $0.3 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and $0.1 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

In conjunction with the development of various apartment projects and other developments, we drew down $0.9 million in construction loans during the three months ended March 31, 2012.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2012 (dollars in thousands):

	Pillar	ARL	Total
Balance, December 31, 2011	$-	$(17,465)	$(17,465)
Cash transfers	(1,403)	-	(1,403)
Advisory fees	(2,303)	-	(2,303)
Commissions to Pillar/Regis	(1,388)		(1,388)
Net income fee	(42)		(42)
Cost reimbursements	(580)	-	(580)
Interest to Advisor	(396)	-	(396)
POA fees	(61)	-	(61)
Expenses paid by Advisor	(1,465)	-	(1,465)
Financing (mortgage payments)	1,862	-	1,862
Note receivable with affiliate	6,268	-	6,268
Sales/Purchases transactions	(17,661)	-	(17,661)
Intercompany property transfers	8,719	-	8,719
Purchase of obligations	8,450	(8,450)	-
Balance, March 31, 2012	$-	$(25,915)	$(25,915)

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

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The affiliate payables to ARL were reduced for the lower asset price.

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

 Presented below is our reportable segments’ operating income for the three months ended March 31, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2012	Properties	Apartments	Land	Other	Total
Operating revenue	$8,884	$20,020	$-	$41	$28,945
Operating expenses	5,145	9,278	255	311	14,989
Depreciation and amortization	1,651	3,843	-	-	5,494
Mortgage and loan interest	2,931	10,814	1,594	1,090	16,429
Interest income	-	-	-	3,229	3,229
Gain on land sales	-	-	423	-	423
Segment operating income (loss)	$(843)	$(3,915)	$(1,426)	$1,869	$(4,315)
Capital expenditures	447	198	5	-	650
Assets	176,459	567,183	189,017	-	932,659

Property Sales
Sales price	$-	$21,146	$6,330	$-	$27,476
Cost of sale	-	17,558	5,907	-	23,465
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-
Gain on sale	$-	$3,588	$423	$-	$4,011

	Commercial
For the Three Months Ended March 31, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$8,894	$17,298	$195	$52	$26,439
Operating expenses	5,560	8,645	539	26	14,770
Depreciation and amortization	1,955	3,347	-	-	5,302
Mortgage and loan interest	2,306	6,628	2,905	553	12,392
Interest income	-	-	-	426	426
Gain on land sales	-	-	796	-	796
Segment operating loss	$(927)	$(1,322)	$(2,453)	$(101)	$(4,803)
Capital expenditures	53,253	10,049	3,142	-	66,444
Assets	188,095	545,707	272,442	-	1,006,244

Property Sales
Sales price	$5,168	$-	$43,139	$-	$48,307
Cost of sale	4,882	-	42,729	-	47,611
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	3,391	-	386	-	3,777
Gain on sale	$3,677	$-	$796	$-	$4,473

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months
	Ended March 31,
	2012	2011
Segment operating loss	$(4,315)	$(4,803)
Other non-segment items of income (expense)
General and administrative	(2,174)	(1,997)
Advisory fees	(2,303)	(2,620)
Provision on impairment of notes receivable and real estate assets	-	(5,178)
Other income	1,602	1,214
Loss on sale of investments	(102)	-
Equity in earnings of investees	(73)	(61)
Income tax benefit	1,133	489
Loss from continuing operations	$(6,232)	$(12,956)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended
	March 31,
	2012	2011
Segment assets	$932,659	$1,006,244
Investments in real estate partnerships	6,230	7,842
Other assets	147,507	140,265
Assets held for sale	28,663	169,442
Total assets	$1,115,059	$1,323,793

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2012. Included in discontinued operations are a total of three and 16 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold one apartment complex (Wildflower Villas), one apartment complex was held for sale (Portofino) and one commercial property was held for sale (Clarke Garage). In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, and Willowbrook Village), one apartment complex (Spyglass), and 13 acres of land with a storage warehouse (Eagle Crest).  The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
Revenue	2012	2011
Rental	$1,359	$5,249
Property operations	1,006	3,204
	353	2,045
Expenses
Other income	2	-
Interest	(368)	(1,895)
General and administrative	(95)	(213)
Depreciation	(243)	(1,336)
Provision on impairment of real estate assets	-	(881)
	(704)	(4,325)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(351)	(2,280)
Gain on sale of discontinued operations	3,588	3,677
Income from discontinued operations	3,237	1,397
Income tax expense	(1,133)	(489)
Net income from discontinued operations	$2,104	$908

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2012 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Management believes that TCI will generate excess cash from property operations in 2012; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts. TCI is the limited partner in various partnerships related to the construction of residential properties.  As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of March 31, 2012, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of March 31, 2012, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On April 3, 2012, 5.2 acres of land known as Andrew C land, located in Denton, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the multi-tract loan balance. The sale that was deferred will be recognized in the second quarter of 2012 when ownership transferred to a third party.

On April 5, 2012, we sold a parking garage known as Clarke Garage located in New Orleans, Louisiana for as sales price of $6.0 million.

On April 30, 2012, we refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. We paid off the existing mortgage of $10.5 million and $0.5 million in closing costs. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2012, we sold $22.0 million of land and income producing properties. As of March 31, 2012, we owned 8,777 units in 48 residential apartment communities and 16 commercial properties of approximately 3.6 million rentable square feet. In addition, we owned 4,288 acres of land held for development.

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

Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  Regis Realty Prime, LLC (“Regis”) provides property management services and brokerage services of our commercial properties.  TCI engages third-party companies to lease and manage its apartment properties.

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

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2012 and 2011, we owned or had interests in a portfolio of 64 and 70 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2012 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:
  [
Comparison of the three months ended March 31, 2012 to the same period ended 2011

For the three months ended March 31, 2012, we reported a net loss applicable to common shares of $4.5 million or $0.53 per diluted earnings per share, as compared to a net loss applicable to common shares of $12.2 million or $1.49 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $28.9 million for the three months ended March 31, 2012. This represents an increase of $2.5 million, as compared to the prior period revenues of $26.4 million. The change, by segment, is an increase in the apartment portfolio of $2.7 million and a decrease in the land portfolio of $0.2 million.  Within the apartment portfolio, there was an increase of $2.2 million due to the developed properties in the lease-up phase and an increase of $0.5 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 94%.  Our existing commercial portfolio remained fairly consistent overall in the current period.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Mortgage and loan interest was $16.4 million for the three months ended March 31, 2012. This represents an increase of $4.0 million, as compared to the prior period interest expense of $12.4 million. This change, by segment, is an increase in the apartment portfolio of $4.2 million and an increase in the commercial portfolio of $0.6 million offset by a decrease $0.8 million in the land and other portfolio. Within the apartment portfolio, the same apartment portfolio increased $3.0 million due to prepayment penalties paid for the refinancing of four apartment loans in the current period.  The developed properties increased $1.2 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. Within the commercial portfolio, the same properties increased by $0.6 million. The decrease in land other portfolio was due to land sales.

There was no additional provision for impairment recorded for the three months ended March 31, 2012.

Other income (expense)

Interest income was $3.2 million for the three months ended March 31, 2012. This represents an increase of $2.8 million, as compared to the prior period interest income of $0.4 million. The majority of this increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we recorded interest as earned.

Gain on land sales decreased for the three months ended March 31, 2012 as compared to the prior period. In the current period we sold 431.58 acres of land in four separate transactions for an aggregate sales price of $6.3 million and recorded a gain of $0.4 million.  In the prior period, we sold 45.2 acres of land in seven separate transactions for an aggregate sales price of $43.4 million and recorded a gain of $0.8 million.

Included in discontinued operations are a total of three and 16 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold one apartment complex (Wildflower Villas), one apartment complex was held for sale (Portofino) and one commercial property was held for sale (Clarke Garage). In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, and Willowbrook Village), one apartment complex (Spyglass), and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
Revenue	2012	2011
Rental	$1,359	$5,249
Property operations	1,006	3,204
	353	2,045
Expenses
Other income	2	-
Interest	(368)	(1,895)
General and administrative	(95)	(213)
Depreciation	(243)	(1,336)
Provision on impairment of real estate assets	-	(881)
	(704)	(4,325)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(351)	(2,280)
Gain on sale of discontinued operations	3,588	3,677
Income from discontinued operations	3,237	1,397
Income tax expense	(1,133)	(489)
Net income from discontinued operations	$2,104	$908

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans. Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at extending a portion of our current maturity obligations and selling assets as necessary to meet current obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2012	2011	Variance

Net cash provided by (used in) operating activities	$361	$(13,892)	$14,253
Net cash provided by investing activities	$14,964	$37,751	$(22,787)
Net cash used in financing activities	$(27,494)	$(28,431)	$937

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from.  In the prior period, we were able to reduce the affiliate payables more than in the current period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties.   During the current period, with the completion of 5 apartment complexes in 2011, we spent $11.0 million less on construction and development projects, than in the prior period.  We also received less proceeds on the sale of land and income producing properties.  The majority of the sales proceeds were used to cover the loan obligations. Sales proceeds are gross of the loan pay offs and assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $60.8 million. We used $5.6 million to make recurring note payments and $57.7 million for maturing notes, including payoffs required on sold and refinanced properties.  $23.1 million of notes payable were debt assumptions related to the sales of income producing properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2012, and a loss in 2011 and 2010; therefore, it recorded no provision for income taxes.

At March 31, 2012, TCI had a net deferred tax asset of $65.3 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2012, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$178,887	5.03%	$1,789
Total decrease in TCI’s annual net income			1,789
Per share			$0.21

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the first quarter of 2012:

[
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2011			1,230,535	406,465
January 31, 2012	-	$-	1,230,535	406,465
February 29, 2012	-	$-	1,230,535	406,465
March 31, 2012	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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
__________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2012

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