Form 10-Q
period 2012-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2012-08-14
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at August 5, 2012)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,013,502	$1,069,699
Real estate held for sale at cost, net of depreciation ($3,417 for 2012 and $1,752 for 2011)	2,879	15,015
Real estate subject to sales contracts at cost, net of depreciation ($15,483 for 2012 and $7,213 for 2011)	51,959	52,555
Less accumulated depreciation	(139,950)	(148,930)
Total real estate	928,390	988,339
Notes and interest receivable
Performing (including $79,204 in 2012 and $78,852 in 2011 from affiliates and related parties)	79,205	79,161
Non-performing (including $0 in 2012 and $0 in 2011 from affiliates and related parties)	2,485	2,152
Less allowance for estimated losses (including $2,097 in 2012 and $2,097 in 2011 from affiliates and related parties)	(3,942)	(3,942)
Total notes and interest receivable	77,748	77,371
Cash and cash equivalents	17,522	19,991
Investments in unconsolidated subsidiaries and investees	5,637	6,362
Other assets	64,485	68,261
Total assets	$1,093,782	$1,160,324

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$763,862	$829,617
Notes related to assets held for sale	3,868	13,830
Notes related to subject to sales contracts	55,503	38,376
Stock-secured notes payable	2,283	2,482
Affiliate payables	36,276	17,465
Deferred gain (from sales to related parties)	57,136	65,607
Accounts payable and other liabilities (including $1,887 in 2012 and $1,746 in 2011 from affiliates and related parties)	34,734	51,663
	953,662	1,019,040
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2012 and 2011 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2012 and 2011 respectively.	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 shares in 2012 and 2011, and outstanding 8,413,469 shares in 2012 and 2011.	84	84
Treasury stock at cost; 200 shares in 2012 and 2011	(2)	(2)
Paid-in capital	273,332	273,886
Retained earnings	(150,160)	(148,235)
Total Transcontinental Realty Investors, Inc. shareholders' equity	123,255	125,734
Non-controlling interest	16,865	15,550
Total equity	140,120	141,284
Total liabilities and equity	$1,093,782	$1,160,324

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $167 and $0 for the three months and $335 and $0 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	$30,153	$28,285	$58,906	$54,500

Expenses:
Property operating expenses (including $249 and $372 for the three months and $541 and $625 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	15,128	14,415	29,875	28,978
Depreciation and amortization	5,399	3,551	10,833	8,790
General and administrative (including $602 and $906 for the three months and $1,227 and $1,748,for the six months ended 2012 and 2011 respectively from affiliates and related parties)	787	2,408	2,951	4,400
Provision on impairment of notes receivable and real estate assets	-	444	-	5,622
Advisory fee to affiliate	2,217	2,626	4,521	5,247
Total operating expenses	23,531	23,444	48,180	53,037
Operating income	6,622	4,841	10,726	1,463

Other income (expense):
Interest income (including $3,866 and $700 for the three months and $7,091 and $1,051 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	3,869	704	7,098	1,130
Other income (including $1,500 and $0 for the three months and $3,000 and $0 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	1,528	551	3,130	1,765
Mortgage and loan interest (including $1,107 and $1,269 for the three months and $1,861 and $1,567 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	(15,778)	(13,481)	(32,114)	(25,726)
Loss on the sale of investments	(16)	(451)	(118)	(451)
Earnings from unconsolidated subsidiaries and investees	9	117	(63)	57
Total other expenses	(10,388)	(12,560)	(22,067)	(23,225)
Loss before gain on land sales, non-controlling interest, and taxes	(3,766)	(7,719)	(11,341)	(21,762)
Gain on land sales	4,738	1,285	5,160	2,081
Income (loss) from continuing operations before tax	972	(6,434)	(6,181)	(19,681)
Income tax benefit (expense)	520	(2,729)	1,579	(2,309)
Net income (loss) from continuing operations	1,492	(9,163)	(4,602)	(21,990)
Discontinued operations:
Loss from discontinued operations	(17)	(883)	(581)	(3,360)
Gain (loss) on sale of real estate from discontinued operations	1,502	(6,914)	5,091	(3,238)
Income tax benefit (expense) from discontinued operations	(520)	2,729	(1,579)	2,309
Net income (loss) from discontinued operations	965	(5,068)	2,931	(4,289)
Net income (loss)	2,457	(14,231)	(1,671)	(26,279)
Net (income) loss attributable to non-controlling interest	(175)	45	(254)	130
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	2,282	(14,186)	(1,925)	(26,149)
Preferred dividend requirement	(277)	(277)	(554)	(551)
Net income (loss) applicable to common shares	$2,005	$(14,463)	$(2,479)	$(26,700)

Earnings per share - basic
Income (loss) from continuing operations	$0.12	$(1.12)	$(0.64)	$(2.69)
Income (loss) from discontinued operations	0.11	(0.60)	0.35	(0.52)
Net income (loss) applicable to common shares	$0.23	$(1.72)	$(0.29)	$(3.21)

Earnings per share - diluted
Income (loss) from continuing operations	$0.11	$(1.12)	$(0.64)	$(2.69)
Income (loss) from discontinued operations	0.10	(0.60)	0.35	(0.52)
Net income (loss) applicable to common shares	$0.21	$(1.72)	$(0.29)	$(3.21)

Weighted average common share used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,327,281
Weighted average common share used in computing diluted earnings per share	9,622,951	8,413,469	8,413,469	8,327,281

Amounts attributable to Transcontinental Realty Investors, Inc.
Income (loss) from continuing operations	$1,317	$(9,118)	$(4,856)	$(21,860)
Income (loss) from discontinued operations	965	(5,068)	2,931	(4,289)
Net income (loss)	$2,282	$(14,186)	$(1,925)	$(26,149)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012
(unaudited)
(dollars in thousands)

									Accumulated
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-Controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$-	$15,550
Series C preferred stock dividends (7.0% per year)	(106)	-	-	-	-	-	(106)	-	-	-
Series D preferred stock dividends (8.5% per year)	(448)	-	-	-	-	-	(448)	-	-	-
Net loss	(1,671)	(1,671)	-	-	-	-	-	(1,925)	-	254
Purchase of controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Sale of controlling interest	1,138	-	-	-	-	-	-	-	-	1,138
Distributions to non-controlling interests	(8)	-	-	-	-	-	-	-	-	(8)
Balance, June 30, 2012	$140,120	$(152,723)	$1	8,413,669	$84	$(2)	$273,332	$(150,160)	$-	$16,865

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	(dollars in thousands)

Net loss	$(1,671)	$(26,279)
Other comprehensive income (loss)	-	-
Total other comprehensive income (loss)	-	-
Comprehensive loss	(1,671)	(26,279)
Comprehensive (income) loss attributable to non-controlling interest	(254)	130
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(1,925)	$(26,149)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(1,671)	$(26,279)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(5,160)	(2,081)
(Gain) loss on sale of income-producing properties	(5,091)	3,238
Depreciation and amortization	11,236	11,382
Provision on impairment of notes receivable and real estate assets	-	6,503
Amortization of deferred borrowing costs	2,864	1,767
Earnings from unconsolidated subsidiaries and investees	8	(128)
(Increase) decrease in assets:
Accrued interest receivable	(6,370)	28
Other assets	-	(964)
Prepaid expense	5	2,176
Escrow	3,991	10,546
Earnest money	235	(75)
Rent receivables	(504)	647
Affiliate receivables	-	(23,125)
Increase (decrease) in liabilities:
Accrued interest payable	(6,790)	4,045
Affiliate payables	18,811	(47,261)
Other liabilities	(13,930)	(10,432)
Net cash used in operating activities	(2,366)	(70,013)

Cash Flow From Investing Activities:
Proceeds from notes receivable	11,993	12,109
Originations or advances on notes receivable	(6,000)	(986)
Acquisition of land held for development	(18,948)	30,419
Acquisition of income producing properties	-	13,588
Proceeds from sale of income-producing properties	51,874	60,852
Proceeds from sale of land	20,667	78,757
Proceeds from sale of investment in unconsolidated real estate entities	-	(9)
Proceeds from sale of investments	132	554
Investment in unconsolidated real estate entities	585	279
Improvement of land held for development	(164)	(1,101)
Improvement of income-producing properties	(725)	(340)
Acquisition of non-controlling interest	(69)	-
Sales of controlling interest	113	1,980
Construction and development of new properties	(4,185)	(30,298)
Net cash provided by investing activities	55,273	165,804

Cash Flow From Financing Activities:
Proceeds from notes payable	138,675	102,534
Recurring amortization of principal on notes payable	(14,381)	(7,764)
Payments on maturing notes payable	(153,164)	(57,822)
Debt assumption by buyer	(23,129)	(137,564)
Deferred financing costs	(2,815)	(353)
Distributions to non-controlling interests	(8)	7
Common stock issuance	-	1,530
Preferred stock dividends - Series C	(106)	(105)
Preferred stock dividends - Series D	(448)	(446)
Net cash used in financing activities	(55,376)	(99,983)

Net decrease in cash and cash equivalents	(2,469)	(4,192)
Cash and cash equivalents, beginning of period	19,991	11,259
Cash and cash equivalents, end of period	$17,522	$7,067

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,076	$26,023

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$6,000	$-
Affiliate payable/receivable for ARL cost basis sales adjustment	$10,445	$(57,010)
Acquisition of land for ARL cost basis sales adjustment	$(10,445)	$30,419
Acquisition of income-producing properties for ARL cost basis sales adjustment	$-	$26,591

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of ARL own approximately 84.7% of the Company’s common stock. TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock trades on the New York Stock Exchange under the symbol (“ARL”).

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

TCI invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.  We have no employees.

Properties

We own or had interests in a total property portfolio of 61 income-producing properties as of June 30, 2012. The properties consisted of:

•	14 commercial buildings consisting of 10 office buildings, one industrial warehouse and three retail centers comprising in aggregate approximately 3.6 million rentable square feet;

•	47 apartment communities totaling 8,553 units; excluding apartments being developed; and

•	4,275 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five apartment projects in 2011 and are in the predevelopment process on several residential apartment communities. At June 30, 2012, we had no apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2012 are listed below:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, we recognized the March 23, 2011 sale of 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The existing mortgage of $0.8 million, secured by the property, was paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel.

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

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

On February 7, 2012, we recognized the September 1, 2011 sale of 22.92 acres of land known as Andrew B land, Denton County, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $2.1 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $1.2 million on the land parcel.

On February 23, 2012, we sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. We recorded a gain on sale of $3.6 million on the apartment sale.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and paid $1.2 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and paid $1.1 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and paid $0.9 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 5, 2012, we recognized the September 1, 2011 sale of 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $1.0 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $0.1 million on the land parcel.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On March 28, 2012, the construction loan in the amount of $24.2 million that was taken out on February 18, 2010 to fund the development of Blue Ridge apartments, a 290-unit complex, closed into permanent financing. The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On April 1, 2012, we purchased 1,000 shares of stock of Kelly Lot Development, Inc. from Tacco Financial, Inc., a related party, for $5.6 million. This entity owns six land parcels, comprising approximately 52.59 acres of undeveloped land located in Dallas County, Texas, Kaufman County, Texas, Nashville, Tennessee and Tarrant County, Texas, known as Kelly Lots land, Travis Ranch land, Nashville land, Cooks Lane land, Seminary West land and Vineyards land. We assumed the existing mortgages of $0.5 million and $0.4 million, secured by the property. The loans accrue interest at 15.00% and are payable at maturity on May 1, 2013 and November 1, 2013, respectively.

On April 3, 2012, we recognized the September 1, 2011 sale of 5.22 acres of land known as Andrew C land located in Denton, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million. We received a credit of $0.5 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender. We recorded a gain on sale of $0.2 million on the land parcel.

On April 5, 2012, we sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property.  We recorded a loss on sale of $0.2 million on the parking garage sale.

On April 30, 2012, we refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. We paid off the existing mortgage of $10.5 million and paid $0.7 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

On May 16, 2012, we sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana for a sales price of $650,000.  All of the sale proceeds went to pay down an existing mortgage, secured by the property.

On May 17, 2012, we sold a 220-unit apartment complex known as Portofino at Mercer Crossing apartments located in Farmers Branch, Texas for a sales price of $26.0 million. The existing mortgage of $19.9 million, secured by the property, was paid in full. We recorded a gain on sale of $2.0 million on the apartment sale.

On May 25, 2012, we refinanced the existing mortgage on Pecan Pointe apartments, a 232-unit complex located in Temple, Texas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.4 million and paid $1.3 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On May 30, 2012, we refinanced the existing mortgage on Blue Lake Villas II apartments, a 70-unit complex located in Waxahachie, Texas, for a new mortgage of $4.1 million. We paid off the existing mortgage of $3.9 million and paid $0.2 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On June 1, 2012, we purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million. This land was purchased for the development of The Mission apartments.

On June 8, 2012, we sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas for a sales price of $5.4 million. We paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel.

On June 19, 2012, the construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 22, 2012, we sold 305 Baronne, a 37,081 square foot building, located in New Orleans, Louisiana for a sales price of $825,000. We paid $0.7 million on an existing mortgage, secured by the property. We recorded a loss on sale of $0.4 million on the building sale.

On June 28, 2012, we refinanced the existing mortgage on Lake Forest apartments, a 222-unit complex located in Houston, Texas, for a new mortgage of $12.8 million. We paid off the existing mortgage of $12.0 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Mission Oaks apartments, a 228-unit complex located in San Antonio, Texas, for a new mortgage of $15.6 million. We paid off the existing mortgage of $14.9 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Paramount Terrace apartments, a 181-unit complex located in Amarillo, Texas, for a new mortgage of $3.2 million. We paid off the existing mortgage of $2.8 million and paid $0.4 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2045.

On June 28, 2012, we refinanced the existing mortgage on Sugar Mill apartments, a 160-unit complex located in Addis, Louisiana, for a new mortgage of $12.0 million. We paid off the existing mortgage of $11.8 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 29, 2012, we sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. We recorded a gain on sale of $1.4 million on the land parcel.

On June 29, 2012, we sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $3.9 million. We recorded a gain on sale of $2.2 million on the land parcel.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of June 30, 2012, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2012, we have expended $4.2 million on the construction of various apartment complexes and capitalized $0.1 million of interest costs.

The properties that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	665	Various secured interest
Realty Advisors Management, Inc. (1)	12/16	4.00%	20,387	Unsecured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/12	5.00%	6,000	Unsecured
Accrued interest			5,128
Total Performing			$ 79,205

Non-Performing loans:
Dallas Fund XVII LP (2)	10/09	9.00%	1,432	Assignment of partnership interest
Miscellaneous non-related party notes	Various	Various	887	Various secured interest
Accrued interest			166
			$ 2,485

Allowance for estimated losses			(3,942)
Total			$ 77,748

(1) Related party notes
(2) Note matured and allowance for estimated losses at full value of note

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. ARL is our parent company and is considered as an unconsolidated joint venture.

Investments accounted for via the equity method consist of the following:

	Percentage ownership as of
	June 30, 2012	June 30, 2011
American Realty Investors, Inc. (1)	2.03%	2.09%
Garden Centura, LP (2)	0.00%	5.00%
_________________
(1)	Unconsolidated Parent
(2)	Other Investees sold as of December 28, 2011

  Our interest in the common stock of ARL in the amount of 2.03% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. On December 28, 2011, we sold our investment in Garden Centura, L.P. The following is a summary of the financial position and results of operations from our unconsolidated joint ventures and other investees (dollars in thousands):

For the Six Months Ended June 30, 2012	Unconsolidated Parent	Other Investees	Total
Real estate, net of accumulated depreciation	$45,829	$-	$45,829
Notes receivable	23,486	-	23,486
Other assets	150,771	-	150,771
Notes payable	(60,055)	-	(60,055)
Other liabilities	(84,593)	-	(84,593)
Shareholders' equity/partners' capital	(75,438)	-	(75,438)

Rents and interest and other income	$3,706	$-	$3,706
Depreciation	(126)	-	(126)
Operating expenses	(2,410)	-	(2,410)
Loss on land sales	(1,444)	-	(1,444)
Loss on sale of investment	(361)	-	(361)
Interest expense	(2,486)	-	(2,486)
Loss from continuing operations	(3,121)	-	(3,121)
Income from discontinued operations	2,732	-	2,732
Net loss	$(389)	$-	$(389)

Company's proportionate share of earnings (1)	$(8)	$-	$(8)

For the Six Months Ended June 30, 2011	Unconsolidated Parent	Other Investees	Total
Real estate, net of accumulated depreciation	$178,689	$73,280	$251,969
Notes receivable	23,718	-	23,718
Other assets	188,975	4,485	193,460
Notes payable	(216,643)	(47,989)	(264,632)
Other liabilities	(106,940)	(2,182)	(109,122)
Shareholders' equity/partners' capital	(67,799)	(27,594)	$(95,393)

Rents and interest and other income	$13,156	$3,638	$16,794
Depreciation	(901)	(1,571)	(2,472)
Operating expenses	(14,660)	(2,149)	(16,809)
Gain on land sales	15,009	-	15,009
Interest expense	(6,755)	(1,156)	(7,911)
Loss from continuing operations	5,849	(1,238)	4,611
Income from discontinued operations	-	-	-
Net loss	$5,849	$(1,238)	$4,611

Company's proportionate share of earnings (1)	$122	$(62)	$60

(1) Earnings represent continued and discontinued operations.

NOTE 5. NOTES PAYABLE

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and paid $1.2 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and paid $1.1 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and paid $0.9 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 28, 2012, the construction loan in the amount of $24.2 million that was taken out on February 18, 2010 to fund the development of Blue Ridge apartments, a 290-unit complex, closed into permanent financing. The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On April 30, 2012, we refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. We paid off the existing mortgage of $10.5 million and paid $0.7 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

On May 25, 2012, we refinanced the existing mortgage on Pecan Pointe apartments, a 232-unit complex located in Temple, Texas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.4 million and paid $1.3 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On May 30, 2012, we refinanced the existing mortgage on Blue Lake Villas II apartments, a 70-unit complex located in Waxahachie, Texas, for a new mortgage of $4.1 million. We paid off the existing mortgage of $3.9 million and paid $0.2 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On June 19, 2012, the construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Lake Forest apartments, a 222-unit complex located in Houston, Texas, for a new mortgage of $12.8 million. We paid off the existing mortgage of $12.0 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Mission Oaks apartments, a 228-unit complex located in San Antonio, Texas, for a new mortgage of $15.6 million. We paid off the existing mortgage of $14.9 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Paramount Terrace apartments, a 181-unit complex located in Amarillo, Texas, for a new mortgage of $3.2 million. We paid off the existing mortgage of $2.8 million and paid $0.4 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2045.

On June 28, 2012, we refinanced the existing mortgage on Sugar Mill apartments, a 160-unit complex located in Addis, Louisiana, for a new mortgage of $12.0 million. We paid off the existing mortgage of $11.8 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

In conjunction with the development of various apartment projects and other developments, we drew down $1.3 million in construction loans during the six months ended June 30, 2012.

The properties that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2012 (dollars in thousands):

	Pillar	ARI	Total

Balance, December 31, 2011	$-	$(17,465)	$(17,465)
Cash transfers	2,768	-	2,768
Advisory fees	(4,521)	-	(4,521)
Net income fee	(119)	-	(119)
Commissions to Pillar/Regis	(2,323)	-	(2,323)
Cost reimbursements	(1,181)	-	(1,181)
Interest expense to advisor	(375)	-	(375)
POA fees	(121)	-	(121)
Expenses paid by advisor	(1,942)	-	(1,942)
Financing (mortgage payments)	1,511	-	1,511
Note receivable with affiliate	6,211	-	6,211
Sales/Purchases transactions	(17,890)	-	(17,890)
Intercompany property transfers	(829)	-	(829)
Purchase of obligations	18,811	(18,811)	-
Balance, June 30, 2012	$-	$(36,276)	$(36,276)

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

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our property types are grouped into commercial, apartments, land and other operating segments. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

 Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2012	Properties	Apartments	Land	Other	Total
Operating revenue	$9,456	$20,695	$-	$2	$30,153
Operating expenses	5,021	9,878	246	(17)	15,128
Depreciation and amortization	1,592	3,807	-	-	5,399
Mortgage and loan interest	725	12,162	1,483	1,408	15,778
Interest income	-	-	-	3,869	3,869
Gain on land sales		-	4,738	-	4,738
Segment operating income (loss)	$2,118	$(5,152)	$3,009	$2,480	$2,455
Capital expenditures	293	37	-	-	330
Assets	169,990	564,506	191,015	-	925,511

Property Sales
Sales price	$6,825	$25,985	$12,650	$-	$45,460
Cost of sales	7,362	23,946	7,912	-	39,220
Gain (loss) on sales	$(537)	$2,039	$4,738	$-	$6,240

	Commercial
For the Three Months Ended June 30, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	10,674	17,520	86	5	$28,285
Operating expenses	5,023	8,979	344	69	14,415
Depreciation and amortization	89	3,462	-	-	3,551
Mortgage and loan interest	2,051	7,879	1,995	1,556	13,481
Interest income	-	-	-	704	704
Gain on land sales	-	-	1,285	-	1,285
Segment operating gain (loss)	$3,511	$(2,800)	$(968)	$(916)	$(1,173)
Capital expenditures	171	953	-	-	1,124
Assets	174,747	559,950	210,764	-	945,461
				.
Property Sales
Sales price	$67,397	$-	$40,141	$-	$107,538
Cost of sales	75,274	-	41,846	-	117,120
Recognized prior deferred gain	-	963	2,990	-	3,953
Gain (loss) on sales	$(7,877)	$963	$1,285	$-	$(5,629)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended
	June 30,
	2012	2011
Segment operating income (loss)	$2,455	$(1,173)
Other non-segment items of income (expense)
General and administrative	(787)	(2,408)
Advisory fees	(2,217)	(2,626)
Provision on impairment of notes receivable and real estate assets	-	(444)
Other income	1,528	551
Equity in earnings of investees	9	117
Loss on sale of investment	(16)	(451)
Income tax benefit (expense)	520	(2,729)
Income (loss) from continuing operations	$1,492	$(9,163)

 The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2012	2011
Segment assets	$925,511	$945,461
Investments in real estate partnerships	5,637	7,441
Other assets	159,755	157,539
Assets held for sale	2,879	97,466
Total assets	$1,093,782	$1,207,907

For the Six Months Ended June 30, 2012	Properties	Apartments	Land	Other	Total
Operating revenue	$18,148	$40,715	$-	$43	$58,906
Operating expenses	9,924	19,156	502	293	29,875
Depreciation and amortization	3,182	7,651	-	-	10,833
Mortgage and loan interest	3,563	22,976	3,076	2,499	32,114
Interest income	-	-	-	7,098	7,098
Gain on land sales	-	-	5,160	-	5,160
Segment operating income (loss)	$1,479	$(9,068)	$1,582	$4,349	$(1,658)
Capital expenditures	739	899	285	-	1,923
Assets	169,990	564,506	191,015	-	925,511

Property Sales
Sales price	$6,825	$47,131	$18,980	$-	$72,936
Cost of sales	7,362	41,503	13,820	-	62,685
Gain (loss) on sales	$(537)	$5,628	$5,160	$-	$10,251

	Commercial
For the Six Months Ended June 30, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$19,345	$34,818	$281	$56	$54,500
Operating expenses	10,377	17,624	883	94	28,978
Depreciation and amortization	1,982	6,808	-	-	8,790
Mortgage and loan interest	4,211	14,506	4,900	2,109	25,726
Interest income	-	-	-	1,130	1,130
Gain on land sales	-	-	2,081	-	2,081
Segment operating income (loss)	$2,775	$(4,120)	$(3,421)	$(1,017)	$(5,783)
Capital expenditures	51,566	11,003	2,928	-	65,497
Assets	174,747	559,950	210,764	-	945,461

Property Sales
Sales price	$99,911	$-	$86,132	$-	$186,043
Cost of sales	107,503	-	87,426	-	194,929
Recognized prior deferred gain	3,391	963	3,375	-	7,729
Gain (loss) on sales	$(4,201)	$963	$2,081	$-	$(1,157)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended
	June 30,
	2012	2011
Segment operating loss	$(1,658)	$(5,783)
Other non-segment items of income (expense)
General and administrative	(2,951)	(4,400)
Advisory fees	(4,521)	(5,247)
Provision on impairment of notes receivable and real estate assets	-	(5,622)
Other income	3,130	1,765
Equity in earnings of investees	(63)	57
Loss on sale of investment	(118)	(451)
Income tax benefit (expense)	1,579	(2,309)
Loss from continuing operations	$(4,602)	$(21,990)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2012	2011
Segment assets	$925,511	$945,461
Investments in real estate partnerships	5,637	7,441
Other assets	159,755	157,539
Assets held for sale	2,879	97,466
Total assets	$1,093,782	$1,207,907

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2012. Included in discontinued operations are a total of five and 18 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Wildflower Villas and Portofino), sold two commercial properties (Clarke Garage and 305 Baronne) and one commercial property held for sale (Dunes Plaza).  In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Rental	$731	$5,343	$2,283	$10,816
	731	5,343	2,283	10,816
Expenses
Property operations	(448)	(3,079)	(1,696)	(6,489)
Other income	1	-	3	-
Interest	(113)	(1,704)	(576)	(3,745)
General and administrative	(142)	(321)	(246)	(540)
Depreciation	(102)	(1,193)	(405)	(2,591)
Provision on impairment of real estate assets	-	-	-	(882)
	(804)	(6,297)	(2,920)	(14,247)
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(73)	(954)	(637)	(3,431)
Gain (loss) on sale of discontinued operations	1,502	(6,914)	5,091	(3,238)
Equity in investee	56	71	56	71
Income (loss) from discontinued operations before tax	$1,485	$(7,797)	$4,510	$(6,598)
Income tax benefit (expense)	(520)	2,729	(1,579)	2,309
Net income (loss) from discontinued operations	$965	$(5,068)	$2,931	$(4,289)

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

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Management believes that TCI will generate excess cash from property operations in 2012; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell land income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of June 30, 2012, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  The stock options were anti-dilutive and therefore not included in the EPS calculation.  The preferred stock was included in the EPS calculation for the three months ended June 30, 2012, and was excluded from the EPS calculation for the six months ended June 30, 2012 and for the three and six months ended June 30, 2011 because the effect of their inclusion would be anti-dilutive.

NOTE 11. SUBSEQUENT EVENTS

On July 11, 2012, Dunes Plaza, a retail shopping center located in Michigan City, Indiana, was sold for a sales price of $3.0 million.

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

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time and it is not possible for management to predict all such matters: nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months ended June 30, 2012, we sold $72.9 million of land and income-producing properties. As of June 30, 2012, we owned 8,553 units in 47 residential apartment communities and 14 commercial properties of comprising approximately 3.6 million rentable square feet. In addition, we owned 4,275 acres of land held for development.

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

Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to ARL and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under substantially the same terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investment in ARL is accounted for under the equity method.  Our investment in Garden Centura, LP was recorded under the equity method until December 28, 2011, upon its sale.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income-producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2012 and 2011, we owned or had interests in a portfolio of 61 and 71 income-producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income-producing properties held as of June 30 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2012 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	June 30,
	2012	2011
Continuing operations	60	58
Discontinued operations	1	13
Total property portfolio	61	71

Comparison of the three months ended June 30, 2012 to the same period ended 2011

For the three months ended June 30, 2012, we reported net income applicable to common shares of $2.0 million or $0.21 per diluted earnings per share, as compared to a net loss applicable to common shares of $14.5 million or $1.72 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $30.2 million for the three months ended June 30, 2012. This represents an increase of $1.9 million, as compared to the prior period revenues of $28.3 million. The change, by segment, is an increase in the apartment portfolio of $3.2 million, a decrease in the commercial portfolio of $1.2 million and a decrease in the land portfolio of $0.1 million.  Within the apartment portfolio, there was an increase of $2.3 million due to the developed properties in the lease-up phase and an increase of $0.9 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Within our commercial portfolio, the same properties decreased by $1.2 million.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation and amortization expenses were $5.4 million for the three months ended June 30, 2012.  This represents an increase of $1.8 million, as compared to the prior period expenses of $3.6 million.  This change is primarily due to an adjustment in the prior period, to reflect the cost basis for acquisitions from our parent, ARL.  This adjustment reduced depreciation and amortization by $1.6 million.  There was an increase of $0.2 million within the developed properties in the apartment portfolio as the buildings became substantially complete and depreciation began.

General and administrative expenses were $0.8 million for the three months ended June 30, 2012.  This represents a decrease of $1.6 million, as compared to the prior period expenses of $2.4 million.  The majority of the reduction is related to land and corporate expenses, professional services decreased by $1.3 million and cost reimbursements to our Advisor decreased by $0.3 million.

There was no provision for impairment recorded for the three months ended June 30, 2012.

Other income (expense)

Interest income was $3.9 million for the three months ended June 30, 2012. This represents an increase of $3.2 million, as compared to the prior period interest income of $0.7 million. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation. In addition, prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we recorded interest as earned.

Mortgage and loan interest was $15.8 million for the three months ended June 30, 2012. This represents an increase of $2.3 million, as compared to the prior period interest expense of $13.5 million. This change, by segment, is an increase in the apartment portfolio of $4.3 million, offset by a decrease in the commercial portfolio of $1.3 million and a decrease of $0.7 million in the land and other portfolios. Within the apartment portfolio, the same apartment portfolio increased $3.1 million due to the write off of the previous loan’s deferred financing charges and prepayment penalties that were paid as part of the closing costs associated with the refinancing of seven apartment loans in the current period.  The developed properties increased $1.2 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased by $1.3 million. This decrease is related to a commercial loan that was in default in 2011 and was accruing interest at the default interest rate.  The loan is no longer in default and is no longer being charged a default rate of interest in the current period.  The decrease in land and other portfolios was due land sales.

Gain on land sales increased for the three months ended June 30, 2012 as compared to the prior period. In the current period we sold 84.75 acres of land in five separate transactions for an aggregate sales price of $12.7 million and recorded a gain of $4.7 million.  In the prior period, we sold 566.81 acres of land in 15 separate transactions for an aggregate sales price of $40.1 million and recorded a loss of $1.7 million. In the prior period, we also recognized a deferred gain of $3.0 million from a prior year’s sale.

Included in discontinued operations are a total of five and 18 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Wildflower Villas and Portofino), sold two commercial properties (Clarke Garage and 305 Baronne) and one commercial property held for sale (Dunes Plaza). In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2012	2011
Revenue
Rental	$731	$5,343
	731	5,343
Expenses
Property operations	(448)	(3,079)
Other income	1	-
Interest	(113)	(1,704)
General and administrative	(142)	(321)
Depreciation	(102)	(1,193)
Provision on impairment of real estate assets	-	-
	(804)	(6,297)
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(73)	(954)
Gain (loss) on sale of discontinued operations	1,502	(6,914)
Equity in investee	56	71
Income (loss) from discontinued operations before tax	$1,485	$(7,797)
Income tax benefit (expense)	(520)	2,729
Net income (loss) from discontinued operations	$965	$(5,068)

Comparison of the six months ended June 30, 2012 to the same period ended 2011

For the six months ended June 30, 2012, we reported a net loss applicable to common shares of $2.5 million or $0.29 per diluted earnings per share, as compared to a net loss applicable to common shares of $26.7 million or $3.21 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $58.9 million for the six months ended June 30, 2012. This represents an increase of $4.4 million, as compared to the prior period revenues of $54.5 million. The change, by segment, is an increase in the apartment portfolio of $5.9 million, a decrease in the commercial portfolio of $1.2 million and a decrease in the land and other portfolios of $0.3 million.  Within the apartment portfolio, there was an increase of $4.5 million due to the developed properties in the lease-up phase and an increase of $1.4 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Our existing commercial portfolio decreased by $1.2 million in the same store properties.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation and amortization expenses were $10.8 million for the six months ended June 30, 2012.  This represents an increase of $2.0 million, as compared to the prior period expenses of $8.8 million.  This change is primarily due to an adjustment in the prior period, to reflect the cost basis for acquisitions from our parent, ARL.  This adjustment reduced depreciation and amortization by $1.6 million.  Within the commercial portfolio, there was a decrease of $0.4 million for same store properties.  The developed properties in the apartment portfolio increased by $0.8 million as the buildings became substantially complete and depreciation began.

General and administrative expenses were $3.0 million for the six months ended June 30, 2012.  This represents a decrease of $1.4 million, as compared to the prior period expenses of $4.4 million.  The majority of the reduction is related to land and corporate expenses, professional services decreased by $0.9 million and cost reimbursements to our Advisor decreased by $0.5 million.

There was no provision for impairment recorded for the six months ended June 30, 2012.

Other income (expense)

Interest income was $7.1 million for the six months ended June 30, 2012. This represents an increase of $6.0 million, as compared to the prior period interest income of $1.1 million. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation. In addition, prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we recorded interest as earned.

Mortgage and loan interest was $32.1 million for the six months ended June 30, 2012. This represents an increase of $6.4 million, as compared to the prior period interest expense of $25.7 million. This change, by segment, is an increase in the apartment portfolio of $8.5 million, offset by a decrease in the commercial portfolio of $0.7 million and a decrease in the land and other portfolios of $1.4 million.  Within the apartment portfolio, the same apartment portfolio increased $6.2 million due to the write off of the previous loan’s deferred financing charges and prepayment penalties that were paid as part of the closing costs associated with the refinancing of eleven apartment loans in the current period.    The developed properties increased $2.3 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased by $0.7 million. This decrease is related to a commercial loan that was in a default status in 2011 and was accruing interest at the default interest rate.  The default rate is no longer applicable in the current period.  The decrease in land and other portfolios was due to land sales.

Gain on land sales increased for the six months ended June 30, 2012 as compared to the prior period. In the current period we sold 516.33 acres of land in nine separate transactions for an aggregate sales price of $19.0 million and recorded a gain of $5.2 million.  In the prior period, we sold 758.80 acres of land in 25 separate transactions for an aggregate sales price of $86.1 million and recorded a loss of $0.9 million.  In the prior period, we also recognized a deferred gain of $3.0 million from a prior year’s sale.

Included in discontinued operations are a total of five and 18 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Wildflower Villas and Portofino), sold two commercial properties (Clarke Garage and 305 Baronne) and one commercial property held for sale (Dunes Plaza). In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2012	2011
Revenue
Rental	$2,283	$10,816
	2,283	10,816
Expenses
Property operations	(1,696)	(6,489)
Other income	3	-
Interest	(576)	(3,745)
General and administrative	(246)	(540)
Depreciation	(405)	(2,591)
Provision on impairment of real estate assets	-	(882)
	(2,920)	(14,247)
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(637)	(3,431)
Gain (loss) on sale of discontinued operations	5,091	(3,238)
Equity in investee	56	71
Income (loss) from discontinued operations before tax	$4,510	$(6,598)
Income tax benefit (expense)	(1,579)	2,309
Net income (loss) from discontinued operations	$2,931	$(4,289)

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2012	2011	Variance

Net cash used in operating activities	$(2,366)	$(70,013)	$67,647
Net cash provided by investing activities	$55,273	$165,804	$(110,531)
Net cash used in financing activities	$(55,376)	$(99,983)	$44,607

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from.  We used less cash to pay down affiliate payables than in the prior period.  In the prior period, the adjustment was made to reflect the cost basis of ARL acquisitions, which reduced the affiliate payables by approximately $57.0 million.  Obligations to affiliates were further reduced in the prior period, by other related party transactions.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   During the current period, with the completion of five apartment complexes in 2011, we spent $26.0 million less on construction and development projects than in the prior period.  We also received less proceeds on the sale of land and income-producing properties.  The majority of the sales proceeds were used to cover loan obligations. Sales proceeds are gross of the loan assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $139.0 million. We used $14.4 million to make recurring note payments and $153.2 million for maturing notes, including payoffs required on sold properties.  The debt assumption of $23.1 million relates to the sales of income-producing properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2012, and a loss in 2011 and 2010; therefore, it recorded no provision for income taxes.

At June 30, 2012, TCI had a net deferred tax asset of $54.4 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2012, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$150,526	5.11%	$1,505
Total decrease in TCI’s annual net income			1,505
Per share			$0.18

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the second quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2012			1,230,535	406,465
April 30, 2012	-	$-	1,230,535	406,465
May 31, 2012	-	$-	1,230,535	406,465
June 30, 2012	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Regulation 405 of Rule S-T.
______________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2012

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
*	Filed herewith