Form 10-Q
period 2012-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2012-11-14
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at November 5, 2012)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,004,209	$1,069,699
Real estate held for sale at cost, net of depreciation ($0 for 2012 and $1,752 for 2011)	-	15,015
Real estate subject to sales contracts at cost, net of depreciation ($15,742 for 2012 and $7,213 for 2011)	50,033	52,555
Less accumulated depreciation	(145,117)	(148,930)
Total real estate	909,125	988,339
Notes and interest receivable
Performing (including $55,208 in 2012 and $78,852 in 2011 from related parties)	57,891	79,161
Non-performing	820	2,152
Less allowance for estimated losses (including $2,097 in 2012 and $2,097 in 2011 from related parties)	(2,262)	(3,942)
Total notes and interest receivable	56,449	77,371
Cash and cash equivalents	6,322	19,991
Investments in unconsolidated subsidiaries and investees	4,992	6,362
Other assets	67,377	68,261
Total assets	$1,044,265	$1,160,324

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$753,542	$829,617
Notes related to assets held for sale	-	13,830
Notes related to subject to sales contracts	53,442	38,376
Stock-secured notes payable	2,215	2,482
Related party payables	247	17,465
Deferred gain (from sales to related parties)	56,255	65,607
Accounts payable and other liabilities (including $1,973 in 2012 and $1,746 in 2011 from related parties)	38,940	51,663
	904,641	1,019,040
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2012 and 2011 respectively (liquidation preference $100 per share) Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2012 and 2011 respectively	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 shares in 2012 and 2011, and outstanding 8,413,469 shares in 2012 and 2011	84	84
Treasury stock at cost; 200 shares in 2012 and 2011	(2)	(2)
Paid-in capital	273,055	273,886
Retained earnings	(150,422)	(148,235)
Total Transcontinental Realty Investors, Inc. shareholders' equity	122,716	125,734
Non-controlling interest	16,908	15,550
Total equity	139,624	141,284
Total liabilities and equity	$1,044,265	$1,160,324

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $164 and $0 for the three months and $499 and $0 for the nine months ended 2012 and 2011 respectively from related parties)	$28,097	$29,347	$87,003	$83,846

Expenses:
Property operating expenses (including $296 and $264 for the three months and $837 and $888 for the nine months ended 2012 and 2011 respectively from related parties)	15,484	16,150	45,359	45,128
Depreciation and amortization	5,427	5,378	16,260	14,168
General and administrative (including $569 and $720 for the three months and $1,796 and $2,467 for the nine months ended 2012 and 2011 respectively from related parties)	1,181	2,658	4,132	7,100
Provision on impairment of notes receivable and real estate assets	-	-	-	5,581
Advisory fee to related party	2,198	2,441	6,719	7,688
Total operating expenses	24,290	26,627	72,470	79,665

Operating income	3,807	2,720	14,533	4,181

Other income (expense):
Interest income (including $1,016 and $483 for the three months and $7,870 and $1,534 for the nine months ended 2012 and 2011 respectively from related parties)	1,031	497	8,129	1,627
Other income (including $1,500 and $0 for the three months and $4,500 and $0 for the nine months ended 2012 and 2011 respectively from related parties)	1,525	114	4,655	1,879
Mortgage and loan interest (including $714 and $47 for the three months and $2,575 and $1,614 for the nine months ended 2012 and 2011 respectively from related parties)	(9,031)	(11,792)	(41,146)	(37,517)
Loss on the sale of investments	-	(32)	(118)	(483)
Earnings (losses) from unconsolidated subsidiaries and investees	5	189	(58)	246
Total other expenses	(6,470)	(11,024)	(28,538)	(34,248)

Loss before gain on land sales, non-controlling interest, and taxes	(2,663)	(8,304)	(14,005)	(30,067)
Gain on land sales	2,913	6,285	8,074	8,366
Income (loss) from continuing operations before tax	250	(2,019)	(5,931)	(21,701)
Income tax benefit (expense)	(164)	886	1,414	(1,423)
Net income (loss) from continuing operations	86	(1,133)	(4,517)	(23,124)

Discontinued operations:
Loss from discontinued operations	(551)	(342)	(1,132)	(3,702)
Gain (loss) on sale of real estate from discontinued operations	82	2,872	5,173	(365)
Income tax benefit (expense) from discontinued operations	164	(886)	(1,414)	1,423
Net income (loss) from discontinued operations	(305)	1,644	2,627	(2,644)
Net income (loss)	(219)	511	(1,890)	(25,768)
Net (income) loss attributable to non-controlling interest	(43)	384	(297)	515
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(262)	895	(2,187)	(25,253)
Preferred dividend requirement	(277)	(279)	(831)	(831)
Net income (loss) applicable to common shares	$(539)	$616	$(3,018)	$(26,084)

Earnings per share - basic
Loss from continuing operations	$(0.03)	$(0.12)	$(0.67)	$(2.81)
Income (loss) from discontinued operations	(0.04)	0.20	0.31	(0.32)
Net income (loss) applicable to common shares	$(0.07)	$0.08	$(0.36)	$(3.13)

Earnings per share - diluted
Loss from continuing operations	$(0.03)	$(0.12)	$(0.67)	$(2.81)
Income (loss) from discontinued operations	(0.04)	0.20	0.31	(0.32)
Net income (loss) applicable to common shares	$(0.07)	$0.08	$(0.36)	$(3.13)

Weighted average common share used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,356,326
Weighted average common share used in computing diluted earnings per share	8,413,469	8,413,469	8,413,469	8,356,326

Amounts attributable to Transcontinental Realty Investors, Inc.
Income (loss) from continuing operations	$43	$(749)	$(4,814)	$(22,609)
Income (loss) from discontinued operations	(305)	1,644	2,627	(2,644)
Net income (loss)	$(262)	$895	$(2,187)	$(25,253)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2012
(unaudited)
(dollars in thousands)

									Accumulated
									Other	Non-
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$-	$15,550
Series C preferred stock dividends (7.0% per year)	(159)	-	-	-	-	-	(159)	-	-	-
Series D preferred stock dividends (8.5% per year)	(672)	-	-	-	-	-	(672)	-	-	-
Net income (loss)	(1,890)	(1,890)	-	-	-	-	-	(2,187)	-	297
Purchase of controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Sale of controlling interest	1,138	-	-	-	-	-	-	-	-	1,138
Distributions to non-controlling interests	(8)	-	-	-	-	-	-	-	-	(8)
Balance, September 30, 2012	$139,624	$(152,942)	$1	8,413,669	$84	$(2)	$273,055	$(150,422)	$-	$16,908

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)

Net loss	$(1,890)	$(25,768)
Other comprehensive income (loss)	-	-
Total comprehensive loss	(1,890)	(25,768)
Comprehensive (income) loss attributable to non-controlling interest	(297)	515
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(2,187)	$(25,253)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(1,890)	$(25,768)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(8,074)	(8,366)
(Gain) loss on sale of income-producing properties	(5,172)	365
Depreciation and amortization	16,663	17,292
Provision on impairment of notes receivable and real estate assets	-	6,503
Amortization of deferred borrowing costs	2,316	2,071
(Earnings) losses from unconsolidated subsidiaries and investees	3	(378)
(Increase) decrease in assets:
Accrued interest receivable	(2,791)	15
Other assets	(1,680)	(964)
Prepaid expense	2	2,312
Escrow	1,794	7,624
Earnest money	235	1,385
Rent receivables	(262)	3,712
Related party receivables	-	(24,268)
Increase (decrease) in liabilities:
Accrued interest payable	(6,063)	3,786
Related party payables	(17,218)	(47,261)
Other liabilities	(10,604)	(6,790)
Net cash used in operating activities	(32,741)	(68,730)

Cash Flow From Investing Activities:
Proceeds from notes receivable	11,993	12,849
Originations or advances on notes receivable	13,400	(1,425)
Acquisition of land held for development	(18,948)	30,419
Acquisition of income-producing properties	-	13,588
Proceeds from sale of income-producing properties	54,835	106,940
Proceeds from sale of land	36,523	107,365
Proceeds from sale of investment in unconsolidated real estate entities	-	(9)
Proceeds from sale of investments	132	592
Investment in unconsolidated real estate entities	1,234	(306)
Improvement of land held for development	(190)	(1,270)
Improvement of income-producing properties	(2,204)	(2,069)
Acquisition of non-controlling interest	(69)	-
Sales of controlling interest	113	2,047
Construction and development of new properties	(4,664)	(39,927)
Net cash provided by investing activities	92,155	228,794

Cash Flow From Financing Activities:
Proceeds from notes payable	138,714	111,987
Recurring amortization of principal on notes payable	(17,741)	(11,321)
Payments on maturing notes payable	(166,887)	(116,913)
Debt assumption by buyer	(23,129)	(147,742)
Deferred financing costs	(3,201)	(299)
Contributions (distributions) to non-controlling interests	(8)	7
Common stock issuance	-	1,530
Preferred stock dividends - Series C	(159)	(158)
Preferred stock dividends - Series D	(672)	(673)
Net cash used in financing activities	(73,083)	(163,582)

Net decrease in cash and cash equivalents	(13,669)	(3,518)
Cash and cash equivalents, beginning of period	19,991	11,259
Cash and cash equivalents, end of period	$6,322	$7,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,965	$38,651

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$6,000	$-
Sale of notes receivable to related party	$(20,387)	$-
Related party payable/receivable for ARL cost basis sales adjustment	$10,445	$(57,010)
Acquisition of land for ARL cost basis sales adjustment	$(10,445)	$30,419
Acquisition of income-producing properties for ARL cost basis sales adjustment	$-	$26,591

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

Properties

We own or had interests in a total property portfolio of 60 income-producing properties as of September 30, 2012. The properties consisted of:

•	13 commercial buildings consisting of 10 office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 3.4 million rentable square feet;

•	47 apartment communities totaling 8,553 units; excluding apartments being developed; and

•	4,154 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five apartment projects in 2011 and are in the predevelopment process on several residential apartment communities. At September 30, 2012, we had no apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2011 was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain 2011 financial statement amounts have been reclassified to conform to the 2012 presentation, including adjustments for discontinued operations.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships.  Related parties include affiliates of the entity, entities for which investments in their equity securities would be required, trusts for the benefits of employees, principal owners of the entities and members of their immediate families, management of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2012 are listed below:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, we recognized the March 23, 2011 sale of 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The existing mortgage of $0.8 million, secured by the property, was paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel sale.

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

On February 7, 2012, we recognized the September 1, 2011 sale of 22.92 acres of land known as Andrew B land, Denton County, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $2.1 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $1.2 million on the land parcel sale.

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

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.  On August 10, 2012, we re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid via assumption of debt $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 5, 2012, we recognized the September 1, 2011 sale of 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $1.0 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $0.1 million on the land parcel sale.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel sale.

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

On April 3, 2012, we recognized the September 1, 2011 sale of 5.22 acres of land known as Andrew C land located in Denton, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million. We received a credit of $0.5 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender. We recorded a gain on sale of $0.2 million on the land parcel sale.

On April 5, 2012, we sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property.  We recorded a loss on sale of $0.3 million on the parking garage sale.

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

On June 1, 2012, we purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million. On June 12, 2012, we sold 13.31 acres of this land parcel to a third party.

On June 8, 2012, we sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas for a sales price of $5.4 million. We paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel sale.

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

On June 29, 2012, we sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. We recorded a gain on sale of $1.4 million on the land parcel sale.

On June 29, 2012, we sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $3.9 million. We recorded a gain on sale of $2.2 million on the land parcel sale.

On July 1, 2012, we recorded the June 12, 2012 sale of 13.31 acres of land known as Summer Breeze land located in Odessa, Texas, for $2.2 million. We provided $2.2 million in seller-financing with a 15-month note receivable. The note accrues interest at 5% and is payable at maturity on September 8, 2013.  We have deferred the recognition of the gain in accordance with ASC 360-20 due to the buyer’s inadequate initial investment.

On July 11, 2012, we sold Dunes Plaza, a 220,439 square foot retail center and 14.60 acres of land, located in Michigan City, Indiana, for a sales price of $3.0 million. We paid $2.2 million on an existing mortgage, secured by the property and $0.8 million in closing costs and unpaid real estate taxes. We recorded a gain on sale of $0.1 million on the building sale.

On August 10, 2012, we purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid via assumption of debt $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012.

On September 6, 2012, we sold 19.82 acres of land known as McKinney Ranch land located in McKinney, Texas for a sales price of $3.0 million. The existing mortgage of $2.6 million, secured by the property, was paid in full. We recorded a gain on sale of $0.2 million on the land parcel sale.

On September 11, 2012, we sold 7.977 acres of land known as Kinwest Manor land located in Farmers Branch, Texas for a sales price of $2.3 million. The existing multi-collateral mortgage was paid down by $1.2 million.  We recorded a loss on sale of $14,000 on the land parcel sale.

On September 12, 2012, we sold 9.39 acres of land known as Lacy Longhorn land located in Farmers Branch, Texas for a sales price of $3.1 million. All of the sale proceeds were used to pay down a portion of the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $2.1 million on the land parcel sale.

On September 12, 2012, we sold two land parcels, comprising approximately 7.39 acres of undeveloped land located in Dallas, Texas and Farmers Branch, Texas, known as Lacy Longhorn land and Manhattan 2 land, for a sales price of $2.4 million. Seller-financing was provided for $1.9 million.  We recorded a gain on sale of $1.3 million on the land parcels sale.

On September 24, 2012, we sold 3.89 acres of land known as Copperridge land located in Dallas, Texas for a sales price of $3.2 million. The existing mortgage of $2.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.7 million on the land parcel sale.

On September 28, 2012, we sold 40.49 acres of land known as Marine Creek land located in Fort Worth, Texas for a sales price of $1.8 million. All of the sale proceeds were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $35,000 on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of September 30, 2012, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2012, we have expended $4.7 million on the construction of various apartment complexes.

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

The company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 664	Various secured interest
S Breeze I-V, LLC	09/13	5.00%	2,667	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/12	5.00%	6,000	Unsecured
Accrued interest			1,535
Total Performing			$ 57,891

Non-Performing loans:
130 Windmill Farms, L.P.	10/11	7.00%	507	Unsecured
Miscellaneous non-related party notes	Various	Various	133	Various secured interest
Accrued interest			180
			$ 820

Allowance for estimated losses			(2,262)
Total			$ 56,449

(1) Related party notes

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

Investments accounted for via the equity method consist of the following:

	Percentage ownership as of
	September 30, 2012	September 30, 2011
American Realty Investors, Inc. (1)	1.99%	2.07%
Garden Centura, LP (2)	0.00%	5.00%
______
(1)	Unconsolidated Parent
(2)	Other Investees sold as of December 28, 2011

  Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. On December 28, 2011, we sold our investment in Garden Centura, LP. The following is a summary of the financial position and results of operations from our unconsolidated joint ventures and other investees (dollars in thousands):

For the Nine Months Ended September 30, 2012	Unconsolidated Parent	Other Investees	Total
Real estate, net of accumulated depreciation	$45,901	$-	$45,901
Notes receivable	43,870	-	43,870
Other assets	130,418	-	130,418
Notes payable	(60,508)	-	(60,508)
Other liabilities	(84,628)	-	(84,628)
Shareholders' equity/partners' capital	(75,053)	-	(75,053)

Rents and interest and other income	$5,786	$-	$5,786
Depreciation	(194)	-	(194)
Operating expenses	(3,264)	-	(3,264)
Loss on land sales	(1,507)	-	(1,507)
Loss on sale of investment	(361)	-	(361)
Interest expense	(3,245)	-	(3,245)
Loss from continuing operations	(2,785)	-	(2,785)
Income from discontinued operations	2,708	-	2,708
Net loss	$(77)	$-	$(77)

Company's proportionate share of earnings (1)	$(2)	$-	$(2)

For the Nine Months Ended September 30, 2011	Unconsolidated Parent	Other Investees	Total
Real estate, net of accumulated depreciation	$155,462	$72,622	$228,084
Notes receivable	23,238	-	23,238
Other assets	135,173	4,755	139,928
Notes payable	(168,746)	(47,578)	(216,324)
Other liabilities	(89,935)	(2,543)	(92,478)
Shareholders' equity/partners' capital	(55,192)	(27,256)	(82,448)

Rents and interest and other income	$3,332	$5,465	$8,797
Depreciation	73	(2,352)	(2,279)
Operating expenses	(7,120)	(2,944)	(10,064)
Gain on land sales	5,317	-	5,317
Gain on stock sales	90	-	90
Loss on sale of investment	(387)	-	(387)
Interest expense	(6,364)	(1,745)	(8,109)
Loss from continuing operations	(5,059)	(1,576)	(6,635)
Income from discontinued operations	2,687	-	2,687
Net loss	$(2,372)	$(1,576)	$(3,948)

Company's proportionate share of earnings (1)	$(49)	$(79)	$(128)

(1) Earnings represent continuing and discontinued operations.

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

In conjunction with the development of various apartment projects and other developments, we drew down $2.2 million in construction loans during the nine months ended September 30, 2012.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2012 (dollars in thousands):

	Pillar	ARI	Total

Balance, December 31, 2011	$-	$(17,465)	$(17,465)
Cash transfers	16,890	-	16,890
Advisory fees	(6,718)	-	(6,718)
Net income fee	(141)	-	(141)
Commissions to Pillar/Regis	(5,032)	-	(5,032)
Cost reimbursements	(1,661)	-	(1,661)
Interest expense to advisor	(677)	-	(677)
POA fees	(149)	-	(149)
Expenses paid by advisor	(3,002)	-	(3,002)
Financing (mortgage payments)	1,793	-	1,793
Note receivable sale	25,119	-	25,119
Sales/Purchases transactions	(15,612)	-	(15,612)
Intercompany property transfers	6,408	-	6,408
Purchase of obligations	(17,218)	17,218	-
Balance, September 30, 2012	$-	$(247)	$(247)

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the financial statements.

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The related party payables to ARL were reduced for the lower asset price.

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

 Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2012	Commercial	Apartments	Land	Other	Total
Operating revenue	$7,113	$20,980	$-	$4	$28,097
Operating expenses	4,986	10,359	136	3	15,484
Depreciation and amortization	1,603	3,824	-	-	5,427
Mortgage and loan interest	914	5,568	1,595	954	9,031
Interest income	-	-	-	1,031	1,031
Gain on land sales	-	-	2,913	-	2,913
Segment operating income (loss)	$(390)	$1,229	$1,182	$78	$2,099
Capital expenditures	1,265	269		-	1,534
Assets	169,652	561,375	178,098	-	909,125

Property Sales
Sales price	$3,000	$-	$17,410	$-	$20,410
Cost of sale	2,834	84	15,112	-	18,030
Deferred current gain	-	-	(615)	-	(615)
Gain (loss) on sale	$166	$(84)	$2,913	$-	$2,995

For the Three Months Ended September 30, 2011	Commercial	Apartments	Land	Other	Total
Operating revenue	$8,680	$20,461	$7	$199	$29,347
Operating expenses	5,126	10,653	343	28	16,150
Depreciation and amortization	1,615	3,763	-	-	5,378
Mortgage and loan interest	2,830	6,482	1,416	1,064	11,792
Interest income	-	-	-	497	497
Gain on land sales	-	-	6,285	-	6,285
Segment operating income (loss)	$(891)	$(437)	$4,533	$(396)	$2,809
Capital expenditures	1,631	10		-	1,641
Assets	174,781	565,872	179,175	-	919,828

Property Sales
Sales price	$30,200	$21,590	$52,437	$-	$104,227
Cost of sale	33,021	15,897	51,103	-	100,021
Recognized prior deferred gain	-	-	4,951	-	4,951
Gain (loss) on sale	$(2,821)	$5,693	$6,285	$-	$9,157

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended
	September 30,
	2012	2011
Segment operating income	$2,099	$2,809
Other non-segment items of income (expense)
General and administrative	(1,181)	(2,658)
Advisory fees	(2,198)	(2,441)
Other income	1,525	114
Earnings from unconsolidated subsidiares and investees	5	189
Loss on sale of investment	-	(32)
Income tax benefit (expense)	(164)	886
Gain (loss) from continuing operations	$86	$(1,133)

 The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2012	2011
Segment assets	$909,125	$919,828
Investments in real estate partnerships	4,992	8,015
Other assets	130,148	156,972
Assets held for sale	-	63,400
Total assets	$1,044,265	$1,148,215

For the Nine Months Ended September 30, 2012	Commercial	Apartments	Land	Other	Total
Operating revenue	$25,260	$61,695	$-	$48	$87,003
Operating expenses	14,910	29,516	651	282	45,359
Depreciation and amortization	4,786	11,474	-	-	16,260
Mortgage and loan interest	4,477	28,544	4,672	3,453	41,146
Interest income	-	-	-	8,129	8,129
Gain on land sales	-	-	8,074	-	8,074
Segment operating income (loss)	$1,087	$(7,839)	$2,751	$4,442	$441
Capital expenditures	2,004	504	40	-	2,548
Assets	169,652	561,375	178,098	-	909,125

Property Sales
Sales price	$9,825	$47,131	$36,390	$-	$93,346
Cost of sale	10,196	41,587	28,931	-	80,714
Deferred current gain	-	-	(615)	-	(615)
Gain (loss) on sale	$(371)	$5,544	$8,074	$-	$13,247

For the Nine Months Ended September 30, 2011	Commercial	Apartments	Land	Other	Total
Operating revenue	28,024	55,278	289	255	$83,846
Operating expenses	15,503	28,276	1,226	123	45,128
Depreciation and amortization	3,597	10,571	-	-	14,168
Mortgage and loan interest	7,042	20,987	6,316	3,172	37,517
Interest income	-	-	-	1,627	1,627
Gain on land sales	-	-	8,366	-	8,366
Segment operating gain (loss)	$1,882	$(4,556)	$1,113	$(1,413)	$(2,974)
Capital expenditures	1,856	164	-	-	2,020
Assets	174,781	565,872	179,175	-	919,828
				.
Property Sales
Sales price	$102,765	$21,590	$135,717	$-	$260,072
Cost of sale	111,077	15,897	135,677	-	262,651
Recognized prior deferred gain	1,291	963	8,326	-	10,580
Gain (loss) on sale	$(7,021)	$6,656	$8,366	$-	$8,001

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended
	September 30,
	2012	2011
Segment operating income (loss)	$441	$(2,974)
Other non-segment items of income (expense)
General and administrative	(4,132)	(7,100)
Advisory fees	(6,719)	(7,688)
Provision on impairment of notes receivable and real estate assets	-	(5,581)
Other income	4,655	1,879
Earnings (losses) from unconsolidated subsidiares and investees	(58)	246
Loss on sale of investment	(118)	(483)
Income tax benefit (expense)	1,414	(1,423)
Loss from continuing operations	$(4,517)	$(23,124)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2012	2011
Segment assets	$909,125	$919,828
Investments in real estate partnerships	4,992	8,015
Other assets	130,148	156,972
Assets held for sale	-	63,400
Total assets	$1,044,265	$1,148,215

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2012. Included in discontinued operations are a total of five and 18 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Rental	$(203)	$2,923	$2,080	$13,739
	(203)	2,923	2,080	13,739
Expenses
Property operations	(4)	(1,643)	(1,699)	(8,133)
Other income	-	-	3	1
Interest	-	(837)	(576)	(4,582)
General and administrative	(344)	(310)	(590)	(851)
Depreciation	-	(536)	(405)	(3,127)
Provision on impairment of real estate assets	-	-	-	(881)
	$(348)	$(3,326)	$(3,267)	$(17,573)
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(551)	(403)	(1,187)	(3,834)
Gain (loss) on sale of discontinued operations	82	2,872	5,173	(365)
Earnings from unconsolidated subsidiaries and investees	-	61	55	132
Income (loss) from discontinued operations before tax	$(469)	$2,530	$4,041	$(4,067)
Income tax benefit (expense)	164	(886)	(1,414)	1,423
Net income (loss) from discontinued operations	$(305)	$1,644	$2,627	$(2,644)

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

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Management believes that TCI will generate excess cash from property operations in 2012; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of September 30, 2012, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  As of September 30, 2012, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

None.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2012, we sold $93.7 million of land and income-producing properties. As of September 30, 2012, we owned 8,553 units in 47 residential apartment communities and 13 commercial properties of comprising approximately 3.4 million rentable square feet. In addition, we owned 4,154 acres of land held for development.

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
\

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

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The related party payables to ARL were reduced for the lower asset price.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships.  Related parties include affiliates of the entity, entities for which investments in their equity securities would be required, trusts for the benefits of employees, principal owners of the entities and members of their immediate families, management of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2012 and 2011, we owned or had interests in a portfolio of 60 and 68 income-producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2012 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	September 30,
	2012	2011
Continuing operations	60	59
Discontinued operations	-	9
Total property portfolio	60	68

Comparison of the three months ended September 30, 2012 to the same period ended 2011

For the three months ended September 30, 2012, we reported a net loss applicable to common shares of $0.5 million or $0.07 per diluted earnings per share, as compared to a net income applicable to common shares of $0.6 million or $0.08 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $28.1 million for the three months ended September 30, 2012. This represents a decrease of $1.2 million, as compared to the prior period revenues of $29.3 million. The change, by segment, is an increase in the apartment portfolio of $0.5 million, a decrease in the commercial portfolio of $1.5 million and a decrease in the land and other portfolio of $0.2 million.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Within our commercial portfolio, the same properties decreased by $1.5 million, primarily due to miscellaneous non-recurring revenue received in the prior period.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $15.5 million for the three months ended September 30, 2012. This represents a decrease of $0.6 million, as compared to the prior period operating expenses of $16.1 million. This change, by segment, is a decrease in the apartment portfolio of $0.3 million, a decrease in the commercial portfolio of $0.1 million and a decrease in the land portfolio of $0.2 million.  Within the apartment portfolio, there was a decrease of $0.2 million in the same properties and a decrease of $0.1 million in the developed properties due to a decrease in overall costs and repairs and maintenance.  Within the commercial portfolio, the same properties decreased by $0.1 million.

General and administrative expenses were $1.2 million for the three months ended September 30, 2012.  This represents a decrease of $1.5 million, as compared to the prior period expenses of $2.7 million.  This change is primarily due to losses recorded in the prior period from investment write-offs due to potential deals not realized.  Professional services decreased by $0.4 million and cost reimbursements to our Advisor decreased by $0.2 million.

There was no provision for impairment recorded for the three months ended September 30, 2012.

Other income (expense)

Interest income was $1.0 million for the three months ended September 30, 2012. This represents an increase of $0.5 million, as compared to the prior period interest income of $0.5 million. The majority of the increase is due to the cash received on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.

Other income was $1.5 million for the three months ended September 30, 2012. This represents an increase of $1.4 million, as compared to the prior period other income of $0.1 million.  This relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest was $9.0 million for the three months ended September 30, 2012. This represents a decrease of $2.8 million, as compared to the prior period interest expense of $11.8 million. This change, by segment, is a decrease in the apartment portfolio of $0.9 million and a decrease in the commercial portfolio of $1.9 million. Within the apartment portfolio, the same apartment portfolio decreased $1.8 million and the developed properties increased $0.9 million due to properties in the lease-up phase.  The same store apartment portfolio decreased due to the refinances closed with long term, low interest rates.  For the developed properties, once an apartment is completed, the interest expense is no longer capitalized.  Within the commercial portfolio, the same properties decreased by $1.8 million. This decrease is primarily related to a commercial loan that was in default status in 2011 and was accruing interest at the default interest rate.  The default rate is no longer applicable in the current period.

Gain on land sales decreased for the three months ended September 30, 2012 as compared to the prior period. In the current period we sold 102.28 acres of land in seven separate transactions for an aggregate sales price of $16.1 million and recorded a gain of $2.9 million.  In the prior period, we sold 2,999.28 acres of land in six separate transactions for an aggregate sales price of $52.4 million and recorded a gain of $6.3 million.

Included in discontinued operations are a total of five and 18 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the income-producing properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2012	2011
Revenue
Rental	$(203)	$2,923
	(203)	2,923
Expenses
Property operations	(4)	(1,643)
Interest	-	(837)
General and administrative	(344)	(310)
Depreciation	-	(536)
	$(348)	$(3,326)
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(551)	(403)
Gain on sale of discontinued operations	82	2,872
Earnings from unconsolidated subsidiaries and investees	-	61
Income (loss) from discontinued operations before tax	$(469)	$2,530
Income tax benefit (expense)	164	(886)
Net income (loss) from discontinued operations	$(305)	$1,644

Comparison of the nine months ended September 30, 2012 to the same period ended 2011

For the nine months ended September 30, 2012, we reported a net loss applicable to common shares of $3.0 million or $0.36 per diluted earnings per share, as compared to a net loss applicable to common shares of $26.1 million or $3.13 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $87.0 million for the nine months ended September 30, 2012. This represents an increase of $3.2 million, as compared to the prior period revenues of $83.8 million. The change, by segment, is an increase in the apartment portfolio of $6.4 million, a decrease in the commercial portfolio of $2.7 million and a decrease in the land and other portfolios of $0.5 million.  Within the apartment portfolio, there was an increase of $5.2 million due to the developed properties in the lease-up phase and an increase of $1.2 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Our existing commercial portfolio decreased by $2.7 million in the same store properties, primarily due to miscellaneous non-recurring revenue received in the prior period.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation and amortization expenses were $16.3 million for the nine months ended September 30, 2012.  This represents an increase of $2.1 million, as compared to the prior period expenses of $14.2 million.  This change is primarily due to an adjustment in the prior period, to reflect the cost basis for acquisitions from our parent, ARL.  This adjustment reduced depreciation and amortization by $1.6 million.  Within the commercial portfolio, there was a decrease of $0.4 million for same store properties.  The developed properties in the apartment portfolio increased by $0.9 million as the buildings became substantially complete and depreciation began.

General and administrative expenses were $4.1 million for the nine months ended September 30, 2012.  This represents a decrease of $3.0 million, as compared to the prior period expenses of $7.1 million.  This change is primarily due to losses recorded in the prior period from investment write offs due to potential deals not realized.  Professional services decreased by $1.4 million and cost reimbursements to our Advisor decreased by $0.2 million.

There was no provision for impairment recorded for the nine months ended September 30, 2012.

Other income (expense)

Interest income was $8.1 million for the nine months ended September 30, 2012. This represents an increase of $6.5 million, as compared to the prior period interest income of $1.6 million. The majority of the increase is due to the cash received on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.

Other income was $4.7 million for the nine months ended September 30, 2012. This represents an increase of $2.8 million, as compared to the prior period other income of $1.9 million.  This relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest was $41.1 million for the nine months ended September 30, 2012. This represents an increase of $3.6 million, as compared to the prior period interest expense of $37.5 million. This change, by segment, is an increase in the apartment portfolio of $7.5 million, offset by a decrease in the commercial portfolio of $2.5 million and a decrease in the land and other portfolios of $1.4 million.  Within the apartment portfolio, the same apartment portfolio increased $4.3 million due to the write off of the previous loan’s deferred financing charges and prepayment penalties that were paid as part of the closing costs associated with the refinancing of eleven apartment loans in the current period.    The developed properties increased $3.2 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased by $2.5 million. This decrease is related to a commercial loan that was in default status in 2011 and was accruing interest at the default interest rate.  The default rate is no longer applicable in the current period.  The decrease in land and other portfolios was due to land sales.

Gain on land sales decreased for the nine months ended September 30, 2012 as compared to the prior period. In the current period we sold 618.61 acres of land in 16 separate transactions for an aggregate sales price of $35.1 million and recorded a gain of $8.1 million.  In the prior period, we sold 3,761.81 acres of land in 31 separate transactions for an aggregate sales price of $135.7 million and recorded a gain of $8.4 million.

Included in discontinued operations are a total of five and 18 properties for 2012 and 2011, respectively. Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza). In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass) and 13 acres of land with a storage warehouse (Eagle Crest). The gain on sale of the income-producing properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Revenue
Rental	$2,080	$13,739
	2,080	13,739
Expenses
Property operations	(1,699)	(8,133)
Other income	3	1
Interest	(576)	(4,582)
General and administrative	(590)	(851)
Depreciation	(405)	(3,127)
Provision on impairment of real estate assets	-	(881)
	$(3,267)	$(17,573)
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(1,187)	(3,834)
Gain (loss) on sale of discontinued operations	5,173	(365)
Earnings from unconsolidated subsidiaries and investees	55	132
Income (loss) from discontinued operations before tax	$4,041	$(4,067)
Income tax benefit (expense)	(1,414)	1,423
Net income (loss) from discontinued operations	$2,627	$(2,644)
Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2012	2011	Variance

Net cash used in operating activities	$(32,741)	$(68,730)	$35,989
Net cash provided by investing activities	$92,155	$228,794	$(136,639)
Net cash used in financing activities	$(73,083)	$(163,582)	$90,499

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  We used less cash to pay down related party payables than in the prior period.  In the prior period, an adjustment was made to reflect the cost basis of ARL acquisitions, which reduced the related party payables by approximately $57.0 million.  Obligations to related parties were further reduced in the prior period, by other related party transactions.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   During the prior period, with the completion of five apartment complexes in 2011, we spent $35.3 million more on construction and development projects than in the current period.  In addition, we received less proceeds on the sale of land and income-producing properties resulting from a decrease in sale transactions in the current period.  The majority of the sales proceeds were used to cover loan obligations. Sales proceeds are gross of the loan assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $138.7 million. We used $17.7 million to make recurring note payments and $166.9 million for maturing notes, including payoffs required on sold properties.  The debt assumption of $23.1 million relates to the sales of income-producing properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2012, and a loss in 2011 and 2010; therefore, it recorded no provision for income taxes.

At September 30, 2012, TCI had a net deferred tax asset of $58.9 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, TCI joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2012, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$134,607	4.57%	$1,346
Total decrease in TCI’s annual net income			1,346
Per share			$0.16

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the third quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2012			1,230,535	406,465
July 31, 2012	-	$-	1,230,535	406,465
August 31, 2012	-	$-	1,230,535	406,465
September 30, 2012	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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
________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2012

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	Filed herewith