Form 10-K
period 2012-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2013-04-04
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No   

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No   ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,080,327 based upon a total of 1,104,060 shares held as of June 30, 2012 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 20, 2013, there were 8,413,469 shares of common stock outstanding.

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

PART I

ITEM 1.       BUSINESS

General

As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation.  The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its Common stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI financial results were consolidated in the American Realty Investors, Inc. (“ARL”) consolidated financial statements.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock is traded on the New York Stock Exchange under the symbol (“ARL”).  Subsidiaries of ARL own approximately 83.8% of the Company’s common stock.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of Common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding.  Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes.   As of December 31, 2012 TCI owned 81.1% of the outstanding IOT common shares.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

TCI’s Board of Directors is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT.  The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT.  The officers of TCI also serve as officers of ARL, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”).  TCI engages third-party companies to lease and manage its apartment properties.

The Company has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

At December 31, 2012, our income-producing properties consisted of:

•	13 commercial properties consisting of 10 office buildings, one industrial warehouse, and two retail properties, comprising in aggregate approximately 3.4 million square feet;

•	47 residential apartment communities comprising 8,553 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2012:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alaska	-	-	1	20,715
Arkansas	4	678	-	-
Florida	-	-	1	6,722
Louisiana-New Orleans	-	-	3	1,313,525
Louisiana-Other	2	384	-	-
Mississippi	7	568	1	26,000
Ohio	1	200	-	-
Oklahoma	-	-	1	225,566
Tennessee	2	312		-
Texas-Greater Dallas-Ft Worth	19	3,712	5	1,652,986
Texas-Greater Houston	3	656	-	-
Texas-San Antonio	2	468	-	-
Texas -Temple	1	232	-	-
Texas-Other	6	1,343	-	-
Wisconsin	-	-	1	122,205
Total	47	8,553	13	3,367,719

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

We join with various third-party development companies to construct residential apartment communities.  We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At December 31, 2012, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2012, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

		Date(s)			Primary
Property	Location	Acquired	Acres	Cost	Intended Use

Capital City Center	Jackson, MS	2007-2008	8	$12,156	Mixed use
McKinney Multi-Tracts	McKinney, TX	1997-2008	112	14,059	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	405	63,028	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,547	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,315	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	173	1,072	Single-family residential
Windmill Farms(1)	Kaufman County, TX	2011	2,900	43,126	Single-family residential
Other Land Holdings	Various	1990-2010	413	20,828	Various
Total Land Holdings			4,133	$173,131

(1) Windmill Farms Land was acquired by TCI in 2011 from a subsidiary of ARL, its parent, as part of the approved bankruptcy plan.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2012 are discussed below:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel sale.

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

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties. Regis will continue to manage the property while under Petra’s ownership and TCI will have an option to re-acquire the property during the option term which shall end two years following the commencement of the agreement. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.

On February 7, 2012, 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $1.2 million on the land parcel sale.

On February 23, 2012, we sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas to an independent third party, for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. We recorded a gain on sale of $3.6 million on the apartment sale.

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

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, we re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 5, 2012, 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.1 million on the land parcel sale.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas to an independent third party, for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel sale.

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

On April 3, 2012, 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.2 million on the land parcel sale.

On April 5, 2012, we sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana to an independent third party, for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property.  We recorded a loss on sale of $0.3 million on the parking garage sale.

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

On May 16, 2012, we sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana to an independent third party, for a sales price of $650,000.  All of the sale proceeds went to pay down an existing mortgage, secured by the property.

On May 17, 2012, we sold a 220-unit apartment complex known as Portofino at Mercer Crossing apartments located in Farmers Branch, Texas to an independent third party, for a sales price of $26.0 million. The existing mortgage of $19.9 million, secured by the property, was paid in full. We recorded a gain on sale of $2.0 million on the apartment sale.

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

On June 1, 2012, we purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million. On June 12, 2012, we sold 13.31 acres of this land parcel to an independent third party.

On June 8, 2012, we sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $5.4 million. We paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel sale.

On June 19, 2012, the construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 22, 2012, we sold 305 Baronne, a 37,081 square foot building, located in New Orleans, Louisiana to an independent third party, for a sales price of $825,000. We paid $0.7 million on an existing mortgage, secured by the property. We recorded a loss on sale of $0.4 million on the building sale.

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

On June 29, 2012, we sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. We recorded a gain on sale of $1.4 million on the land parcel sale.

On June 29, 2012, we sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $3.9 million. We recorded a gain on sale of $2.2 million on the land parcel sale.

On July 1, 2012, we recorded the June 12, 2012 sale of 13.31 acres of land known as Summer Breeze land located in Odessa, Texas to an independent third party, for $2.2 million. We provided $2.2 million in seller-financing with a 15-month note receivable. The note accrues interest at 5% and is payable at maturity on September 8, 2013.  We have deferred the recognition of the gain in accordance with ASC 360-20 due to the buyer’s inadequate initial investment.

On July 11, 2012, we sold Dunes Plaza, a 220,439 square foot retail center and 14.60 acres of land, located in Michigan City, Indiana to an independent third party, for a sales price of $3.0 million. We paid $2.2 million on an existing mortgage, secured by the property and $0.8 million in closing costs and unpaid real estate taxes. We recorded a gain on sale of $0.1 million on the building sale.

On August 10, 2012, we purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On September 6, 2012, we sold 19.82 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $3.0 million. The existing mortgage of $2.6 million, secured by the property, was paid in full. We recorded a gain on sale of $0.2 million on the land parcel sale.

On September 11, 2012, we sold 7.977 acres of land known as Kinwest Manor land located in Farmers Branch, Texas to an independent third party, for a sales price of $2.3 million. The existing multi-collateral mortgage was paid down by $1.2 million.  We recorded a loss on sale of $14,000 on the land parcel sale.

On September 12, 2012, we sold 9.39 acres of land known as Lacy Longhorn land located in Farmers Branch, Texas to an independent third party, for a sales price of $3.1 million. All of the sale proceeds were used to pay down a portion of the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $2.1 million on the land parcel sale.

On September 12, 2012, we sold two land parcels, comprising approximately 7.39 acres of undeveloped land located in Dallas, Texas and Farmers Branch, Texas, known as Lacy Longhorn land and Manhattan 2 land to an independent third party, for a sales price of $2.4 million. Seller-financing was provided for $1.9 million.  We recorded a gain on sale of $1.3 million on the land parcels sale.

On September 24, 2012, we sold 3.89 acres of land known as Copperridge land located in Dallas, Texas to an independent third party for a sales price of $3.2 million. The existing mortgage of $2.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.7 million on the land parcel sale.

On September 28, 2012, we sold 40.49 acres of land known as Marine Creek land located in Fort Worth, Texas to an independent third party, for a sales price of $1.8 million. All of the sale proceeds were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $35,000 on the land parcel sale.

On December 31, 2012, 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, we sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  We will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2012, we have expended $5.7 million on the construction of various apartment projects.

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

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, TCI competes with related parties of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed TCI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

We had total indebtedness at December 31, 2012 of approximately $808.0 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

On December 31, 2012, our portfolio consisted of 60 income-producing properties consisting of 47 apartments totaling 8,553 units, 13 commercial properties consisting of 10 office buildings, one industrial warehouse, and two retail centers. In addition, we own or control 4,133 acres of improved and unimproved land for future development or sale. The average annual rental and other property revenue dollar per square foot for the Company’s residential apartment portfolio is $10.82 and $10.67 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.80%
Blue Lake Villas I	Waxahachie, TX	186	92.50%
Blue Lake Villas II	Waxahachie, TX	70	94.30%
Blue Ridge	Midland, TX	290	100.00%
Breakwater Bay	Beaumont, TX	176	97.20%
Bridgewood Ranch	Kaufman, TX	106	91.50%
Capitol Hill	Little Rock, AR	156	93.60%
Curtis Moore Estates	Greenwood, MS	104	93.30%
Dakota Arms	Lubbock, TX	208	96.20%
David Jordan Phase II	Greenwood, MS	32	93.80%
David Jordan Phase III	Greenwood, MS	40	90.00%
Desoto Ranch	DeSoto, TX	248	93.50%
Dorado Ranch	Odessa, TX	224	100.00%
Falcon Lakes	Arlington, TX	248	96.00%
Heather Creek	Mesquite, TX	200	98.00%
Huntington Ridge	DeSoto, TX	198	93.90%
Laguna Vista	Dallas, TX	206	94.70%
Lake Forest	Houston, TX	240	95.80%
Legends of El Paso	El Paso, TX	240	85.80%
Lodge at Pecan Creek	Denton, TX	192	97.40%
Mansions of Mansfield	Mansfield, TX	208	93.30%
Mariposa Villas	Dallas, TX	216	96.30%
Mission Oaks	San Antonio, TX	228	97.40%
Monticello Estates	Monticello, AR	32	96.90%
Northside on Travis	Sherman, TX	200	95.00%
Paramount Terrace	Amarillo. TX	181	91.70%
Parc at Clarksville	Clarksville, TN	168	87.50%
Parc at Denham Springs	Denham Springs, LA	224	97.30%
Parc at Maumelle	Little Rock, AR	240	92.90%
Parc at Metro Center	Nashville, TN	144	100.00%
Parc at Rogers	Rogers, AR	250	98.40%
Pecan Pointe	Temple, TX	232	96.60%
Preserve at Pecan Creek	Denton, TX	192	94.30%
River Oaks	Wylie, TX	180	93.90%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	86.10%
Savoy of Garland	Garland, TX	144	97.20%
Sonoma Court	Rockwall, TX	124	99.20%
Stonebridge at City Park	Houston, TX	240	96.30%
Sugar Mill	Baton Rouge, LA	160	95.60%
Toulon	Gautier, MS	240	97.50%
Treehouse	Irving, TX	160	93.10%
Vistas of Pinnacle Park	Dallas, TX	332	94.30%
Vistas of Vance Jackson	San Antonio, TX	240	96.30%
Windsong	Fort Worth, TX	188	95.20%
	Total Apartment Units	8,039

Apartments Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	98.00%
	Total Apartments Subject to Sale	200

Apartments Held for Sale	Location	Units	Occupancy
Verandas at City View	Fort Worth, TX	314	95.20%
	Total Apartments Held for Sale	314

	Total Apartments	8,553

Office Buildings	Location	SqFt	Occupancy
225 Baronne (1)	New Orleans, LA	422,037	0.00%
600 Las Colinas	Las Colinas, TX	510,173	66.42%
1010 Common	New Orleans, LA	512,593	38.45%
Browning Place (Park West I)	Farmers Branch, TX	625,463	72.34%
Ergon Office Building	Jackson, MS	26,000	0.00%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Sesame Square	Anchorage, AK	20,715	90.29%
Stanford Center	Dallas, TX	336,733	97.54%
	Total Office Buildings	2,456,526

Office Buildings Subject to Sales Contract	Location	SqFt	Occupancy
Amoco Building	New Orleans, LA	378,895	61.15%
Eton Square (2)	Tulsa, OK	43,695	27.62%
	Total Office Buildings Subject to Sales Contract	422,590

Retail Centers	Location	SqFt
Bridgeview Plaza	LaCrosse, WI	122,205	90.47%
Fruitland Plaza	Fruitland Park, FL	6,722	100.00%
	Total Retail Centers	128,927

Retail Centers Subject to Sales Contract	Location	SqFt	Occupancy
Eton Square (2)	Tulsa, OK	181,871	54.77%
	Total Retail Centers Subject to Sales Contract	181,871

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses Subject to Sales Contract	177,805

	Total Commercial	3,367,719

(1) Vacant since 2005's hurricane Katrina. Plans to renovate in the future.
(2) Eton Square is considered one commercial property that includes both office and retail space.

 Lease Expirations

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2013	291,720	$3,754,058	$12.87	8.7%	15.2%
2014	319,679	$4,995,588	$15.63	9.5%	20.2%
2015	102,109	$1,297,424	$12.71	3.0%	5.3%
2016	404,353	$4,082,874	$10.10	12.0%	16.5%
2017	329,371	$5,591,213	$16.98	9.8%	22.6%
2018	47,399	$723,900	$15.27	1.4%	2.9%
2019	105,483	$2,185,700	$20.72	3.1%	8.8%
2020	29,267	$611,996	$20.91	0.9%	2.5%
2021	20,121	$359,213	$17.85	0.6%	1.5%
Thereafter	76,665	$1,099,230	$14.34	2.3%	4.5%
Total	1,726,167	$24,701,196		51.3%	100%

(1)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
Audubon	Adams County, MS	48.20
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	40.06
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Hunter Equities	Dallas, TX	2.56
Jackson Capital City Center	Jackson, MS	7.95
Kelly Lot	Farmers Branch, TX	0.75
Lacy Longhorn	Farmers Branch, TX	5.08
LaDue	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Manhanttan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	34.05
McKinney Ranch	McKinney,TX	77.70
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Seminary West	Fort Worth, TX	3.02
Summer Breeze	Odessa, TX	5.98
Texas Plaza	Irving, TX	10.33
Travelers	Farmers Branch, TX	193.17
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
US Virgin Islands	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151	Waco,TX	151.40
Waco Swanson	Waco, TX	21.58
Walker	Dallas County, TX	82.59
Willowick	Pensacola, FL	39.78
Windmill Farms	Kaufman County, TX	2,900.00
	Total Land/Development	3,892.90

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	19.71
Luna Ventures	Farmers Branch, TX	26.74
Mansfield	Mansfield, TX	21.89
Pioneer Crossing Tract II	Austin, TX	17.28
Senlac Tract II	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Southwood Plantation 1394	Tallahassee, FL	14.52
Stanley Tools	Farmers Branch, TX	23.76
Whorton	Bentonville, AR	79.70
	Total Land Subject to Sales Contract	240.03

	Total Land	4,132.93

ITEM 3.       LEGAL PROCEEDINGS

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless noted otherwise below.

The Company is involved in and vigorously defending against, a number of deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20 million in the aggregate and will occur, if at all, in future years.

On February 13, 2013, the Court of Appeals, Fifth District of Texas at Dallas (the “Fifth Court of Appeals”) rendered an opinion involving Transcontinental Realty Investors, Inc. (the “Issuer” or “TCI”) in Case No. 05-04-01358-CV styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. and Dynex Capital, Inc.  The case was on appeal from the 68th Judicial District Court of Dallas County, Texas, had previously been appealed to the Fifth Court of Appeals and further appealed to the Supreme Court of the State of Texas which had remanded the instant case back to the Fifth Court of Appeals to address certain issues.  The case had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed).  Under the original loan commitment, $160,000,000 in loans were to be made to the entities.  The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic Capital Management, Inc. (“Basic”).

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646.28 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166.28).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

            The Fifth Court of Appeals also determined that TCI was entitled to damages for “lost opportunities” relating to tenant improvements and awarded TCI an additional $252,577.  Issues relating to attorneys fees were also addressed with the Fifth Court of Appeals ordering the Trial Court to “re-try” the issue of attorney’s fees to determine the amount of fees to which TCI would be entitled on a “breach of commitment” claim.  In addition, as a result of the changes in amounts awarded and passage of time, the Fifth Court of Appeals also ordered the Trial Court to recalculate the correct amounts of pre and post-judgment interest owed to Appellants.

            While the fifteen year old controversy is not yet fully resolved, the Fifth Court of Appeals opinion is favorable to TCI, but TCI expects continued challenges by Dynex to the Fifth Court of Appeals opinion and any ultimate award of damages by the Trial Court.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2012		2011
	High	Low	High	Low
First Quarter	$2.60	$1.65	$7.20	$3.26
Second Quarter	$3.45	$2.35	$4.34	$2.06
Third Quarter	$6.01	$2.79	$3.91	$1.70
Fourth Quarter	$5.95	$3.46	$2.35	$1.56

            On March 20, 2013, the closing price of TCI’s Common stock as reported in the consolidated reporting system of the NYSE was $5.75 per share, and was held by approximately 3,700 holders of record.

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2012, 2011 or 2010.  Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock.  This repurchase program has no termination date. The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2012			1,230,535	406,465
October 31, 2012	-	$-	1,230,535	406,465
November 30, 2012	-	$-	1,230,535	406,465
December 31, 2012	-	$-	1,230,535	406,465
Total	-

ITEM 6.       SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$116,051	$106,340	$102,683	$99,575	$93,975
Total operating expenses	97,870	132,324	119,020	137,969	101,625
Operating income (loss)	18,181	(25,984)	(16,337)	(38,394)	(7,650)
Other expenses	(37,100)	(43,958)	(41,606)	(43,616)	(49,356)
Loss before gain on land sales, non-controlling interest, and tax	(18,919)	(69,942)	(57,943)	(82,010)	(57,006)
Gain (loss) on land sales	6,935	17,011	(15,155)	6,296	4,798
Income tax benefit (expense)	1,358	2,215	2,131	(1,351)	29,317
Net loss from continuing operations	(10,626)	(50,716)	(70,967)	(77,065)	(22,891)
Net income (loss) from discontinuing operations	2,522	4,113	3,869	(2,508)	54,446
Net income (loss)	(8,104)	(46,603)	(67,098)	(79,573)	31,555
Net (income) loss attributable to non-controlling interest	(220)	282	(98)	(125)	654
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(8,324)	(46,321)	(67,196)	(79,698)	32,209
Preferred dividend requirement	(1,112)	(1,110)	(1,073)	(1,023)	(975)
Net income (loss) applicable to common shares	$(9,436)	$(47,431)	$(68,269)	$(80,721)	$31,234

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(1.42)	$(6.16)	$(8.89)	$(9.64)	$(2.86)
Income (loss) from discontinued operations	0.30	0.49	0.48	(0.31)	6.72
Net income (loss) applicable to common shares	$(1.12)	$(5.67)	$(8.41)	$(9.95)	$3.86
Weighted average common share used in computing earnings per share	8,413,469	8,370,729	8,113,575	8,113,669	8,086,640

Earnings per share - diluted
Loss from continuing operations	$(1.42)	$(6.16)	$(8.89)	$(9.64)	$(2.86)
Income (loss) from discontinued operations	0.30	0.49	0.48	(0.31)	6.72
Net income (loss) applicable to common shares	$(1.12)	$(5.67)	$(8.41)	$(9.95)	$3.86
Weighted average common share used in computing diluted earnings per share	8,413,469	8,370,729	8,113,575	8,113,669	8,086,640

BALANCE SHEET DATA
Real estate, net	$896,950	$988,339	$1,213,114	$1,447,184	$1,480,791
Notes and interest receivable, net	59,098	77,371	67,025	45,247	39,120
Total assets	1,045,344	1,160,324	1,384,761	1,608,287	1,640,067
Notes and interest payables	808,043	884,305	1,022,015	1,188,625	1,168,015
Stockholders' equity	133,129	141,284	183,448	245,416	324,696
Book value per share	$15.82	$16.88	$22.61	$30.25	$40.15

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller and during 2012 sold $95.4 million of land and income-producing properties. As of December 31, 2012, we owned 8,553 units in 47 residential apartment communities, 13 commercial properties comprising approximately 3.4 million rentable square feet. In addition, we own 4,133 acres of land held for development. The Company currently owns income-producing properties and land in 10 states as well as in the U.S. Virgin Islands.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.

Effective since April 30, 2011, Pillar is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual Advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prior to April 30, 2011, the Company was advised by Prime.

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services.  Regis is entitled to receive a fee for its property management and brokerage services.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad provided management services for our commercial properties.  Triad sub-contracted the property-level management and leasing of our commercial properties to Regis I.  The Company contracts with third-party companies to lease and manage our apartment communities.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. TCI’s investment in ARL is accounted for under the equity method. Our investment in Garden Centura, L.P. was accounted for under the equity method until December 28, 2011, when it was sold to a third party.

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

Depreciation and Impairment

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest - Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value.  Fair value is determined by a recent appraisal, comparables based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue.  If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  If we determine that impairment has occurred, the affected assets must be reduced to their face value.

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property “held for sale”, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing.  Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income- producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2012, 2011, and 2010 as included in Item 8. “Financial Statements and Supplementary Data”.  The prior year’s property portfolios have been adjusted for subsequent sales.  Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2012, 2011 and 2010, we owned or had interests in a portfolio of 60, 66 and 72 income-producing properties, respectively.  For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year-end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2012 for the year presented. The table below shows the number of income-producing properties held by year:

	2012	2011	2010

Continued operations	59	59	53
Sales subsequent to year end	1	7	19
Total property portfolio	60	66	72

Comparison of the year ended December 31, 2012 to the same period ended 2011:

For the twelve months ended December 31, 2012, we reported a net loss applicable to common shares of $9.4 million or $1.12 per diluted earnings per share, as compared to a net loss applicable to common shares of $47.4 million or $5.67 per diluted earnings per share for the same period ended 2011.  The current year net loss applicable to common shares of $9.4 million includes gain on land sales of $6.9 million, $4.7 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $2.5 million, as compared to the prior year net loss applicable to common shares of $47.4 million, which includes gain on land sales of $17.0 million, $37.0 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations, of $4.1 million.

Revenues

Rental and other property revenues were $116.0 million for the twelve months ended December 31, 2012.  This represents an increase of $9.7 million, as compared to the prior year revenues of $106.3 million.  This change, by segment, is an increase in the apartment portfolio of $7.4 million, an increase in the commercial portfolio of $2.6 million offset by a decrease in the land and other portfolios of $0.3 million. Within the apartment portfolio, there was an increase of $6.1 million in the developed properties in the lease-up phase and an increase of $1.3 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging 95%. Our existing commercial portfolio increased by $2.6 million in the same store properties. This increase is due to a lease termination fee from a settlement agreement with a commercial tenant.  We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around.  We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

 Expense

Depreciation and amortization expense was $21.6 million for the twelve months ended December 31, 2012.  This represents an increase of $2.6 million, as compared to the prior year expense of $19.0 million.  This change, by segment, is an increase in the apartment portfolio of $1.0 million and an increase in the commercial portfolio of $1.6 million. Within the commercial portfolio, there was an increase of $1.6 million for the same store properties. The developed properties in the apartment portfolio increased by $1.0 million as the buildings became substantially complete and depreciation began.

 General and administrative expenses were $5.4 million for the twelve months ended December 31, 2012.  This represents a decrease of $4.0 million as compared to the prior year expenses of $9.4 million. This change is primarily due to losses recorded in the prior period from investment write offs due to potential deals not realized along with a decrease in professional services by $1.1 million, a decrease in franchise taxes by $0.9 million and a decrease in costs reimbursements to our Advisor by $0.7 million.

 The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $4.7 million for the period ended December 31, 2012.  This was a decrease of $32.3 million as compared to the prior year expense of $37.0 million.  In the current year, impairment was recorded as an additional loss in the commercial and land portfolios.  In our commercial portfolio, an impairment reserve of $2.4 million was taken in response to a deficiency agreement with the existing lender.  The agreed upon deficiency, in the event the lender takes possession of the property, was the basis upon which fair value was calculated and an impairment reserve was taken for the difference in basis over fair value.  The remaining $2.3 million in impairment reserves were related to our land holdings.  A current year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and a recent appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.  In the prior period, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.0 million in commercial properties we currently hold, $2.4 million in land parcels we currently hold, $27.0 million in land that was sold subsequent to the prior period and $0.4 million in impairment on our investments in joint ventures.  Of the impairment reserves taken in the prior period, $22.1 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $9.3 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that had were determined to have a questionable recovery of our investment.

Other income (expense)

Other income was $6.5 million for the twelve months ended December 31, 2012.  This represents an increase of $4.0 million as compared to the prior year income of $2.5 million.  The increase relates to the development agreement between UHF and TCI for consulting services related to the development of apartment projects, offset by miscellaneous revenue received by TCI in the prior year.

Interest income was $11.7 million for the twelve months ended December 31, 2012.  This represents an increase of $6.0 million, as compared to the prior year income of $5.7 million.  The increase is due to the cash received on the cash flow notes from UHF.  The residential apartments have generated more surplus cash in the current period, than in the prior period, resulting in a larger recognition of previously unrecognized interest income.  Prior to January 1, 2012, accrued interest was recognized to the extent cash was received and to the extent the cash received exceeds the interest owed for the current period, prior unrecognized interest is earned.

Mortgage and loan interest expense was $55.1 million for the twelve months ended December 31, 2012.  This represents an increase of $3.2 million, as compared to the prior year expense of $51.9 million.  This change, by segment, is an increase in the apartment portfolio of $6.6 million, offset by a decrease in the commercial portfolio of $2.2 million, and a decrease in the land portfolio of $1.2 million.  Within the apartment portfolio, the same apartment portfolio increased $4.1 million due to the write off of the previous loan’s deferred financing charges and prepayment penalties that were paid as part of the closing costs associated with the refinancing of eleven apartment loans in the current period.  The developed properties increased by $2.5 million in the current period.  Once apartment building is substantially completed, the interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased $2.2 million.  This decrease is related to a commercial loan that was in default status in 2011 and was accruing interest at the default interest rate. The default rate is not longer applicable in the current period. The decrease in the land portfolio was due to land sales.

Gain on land sales decreased in the current year. In the current year, we sold 639.87 acres of land in 17 separate transactions for an aggregate sales price of $38.4 million and recorded a gain of $6.9 million. The average sales price was $60,034 per acre. In the prior year, we sold 3,809.49 acres of land in 34 separate transactions for an aggregate sales price of $163.1 million and recorded a gain of $17.0 million. The average sales price was $42,801 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of five and 18 income-producing properties as of 2012 and 2011, respectively and one held for sale as of 2012. In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one apartment complex held for sale (Verandas at City View). In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass), and 13 acres of land with a storage warehouse (Eagle Crest). In addition, in 2011, we recognized the deferred gains on the sales of two apartment complexes (Bridges on Kinsey and Longfellow Arms) and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”.  The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For Years Ended December 31,
	2012	2011
Revenues
Rental	$5,338	$18,215
	5,338	18,215
Expenses
Property operations	(3,249)	(10,243)
General and administration	(1,158)	(1,148)
Depreciation	(933)	(4,032)
Provision on impairment of real estate assets	-	(8,005)
	(6,730)	(30,640)
Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(1,392)	(12,425)
Gain on sale of discontinued operations	5,217	18,300
Earnings from unconsolidated subsidiaries and investees	55	453
Income from discontinued operations	3,880	6,328
Income tax expense	(1,358)	(2,215)
Income from discontinued operations	$2,522	$4,113

Comparison of the year ended December 31, 2011 to the same period ended 2010:

For the twelve months ended December 31, 2011, we reported a net loss applicable to common shares of $47.4 million or $5.67 per diluted earnings per share, as compared to a net loss applicable to common shares of $68.3 million or $8.41 per diluted earnings per share for the same period ended 2010.  For the twelve months ended December 31, 2010, the net loss applicable to common shares of $47.4 million, which includes gain on land sales of $17.0 million, $37.0 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations, of $4.1 million, as compared to the twelve months ended 2010 net loss applicable to common shares of $68.3 million, which includes loss on land sales of $15.2 million, $22.6 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations, of $3.9 million.

Revenues

Rental and other property revenues were $106.3 million for the twelve months ended December 31, 2011.  This represents an increase of $3.6 million, as compared to the prior year revenues of $102.7 million.  This change, by segment, is an increase in the apartment portfolio of $9.1 million, an increase in the land and other portfolios of $0.1 million, offset by a decrease in the commercial portfolio of $5.6 million. Within the apartment portfolio, the same property portfolio increased by $4.3 million,  and the developed properties increased by $4.8 million.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging 95%. Our existing commercial portfolio decreased by $5.6 million in the same store properties due to an increase in vacancy, which we attribute to the current state of the economy.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

 Expense

Property operating expenses were $56.9 million for the twelve months ended December 31, 2011.  This represents an increase of $1.3 million as compared to the prior year operating expenses of $55.6 million.  This change, by segment, is an increase in the apartment portfolio of $2.8 million, offset by a decrease in the land and other portfolio of $0.9 million and a decrease in the commercial portfolio of $0.6 million.  The decrease in the land portfolio was due to land sales.  Within the apartment portfolio, the same apartment properties increased $0.5 million due to  overall operating costs and additional repair and maintenance expenses.  The developed apartments increased  by $2.3 million as these properties moved into the lease-up phase and began operations.

Depreciation and amortization expense was $19.0 million for the twelve months ended December 31, 2011.  This represents a decrease of $1.6 million, as compared to the prior year expense of $20.6 million.  This change, by segment, was an increase in the apartment portfolio of $0.8 million offset by a decrease in the commercial portfolio of $2.4 million. Within the apartment portfolio, the same property portfolio decreased by $0.4 million and the developed properties in the lease-up phase increased by $1.2 million as the buildings became substantially complete and depreciation began.

General and administrative expenses were $9.4 million for the twelve months ended December 31, 2011.  This represents an increase of $1.1 million as compared to the prior year expenses of $8.3 million. This change was due to an increase in administrative expenses and professional services.

Impairment was recorded as an additional loss in the investment portfolio of $37.0 million for the period ending December 31, 2011, of which $5.2 million was in the apartment properties we currently hold, $2.0 million in commercial properties we currently hold, $2.4 million in land parcels we currently hold, $27.0 million in land that was sold subsequent to the prior period and $0.4 million in impairment on our investments in joint ventures.  Of the impairment reserves taken during that period, $22.1 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $9.3 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that had were determined to have a questionable recovery of our investment.   Impairment was recorded as an additional loss in the investment portfolio of $22.6 million for the period ended December 31, 2010, of which $18.2 million was in land parcels we currently hold that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than market value and $4.4 million was related to several notes receivable that were determined to have a questionable recovery and reserves were taken to reduce our potential loss in the future.

Other income (expense)

Other income was $2.5 million for the twelve months ended December 31, 2011.  This represents a decrease of $5.9 million as compared to the prior year income of $8.4 million.  The decrease was due to revenue received in prior year from an incentive fee from Regis I.

Interest income was $5.7 million for the twelve months ended December 31, 2011.  This represents an increase of $0.5 million, as compared to the prior year income of $5.2 million.  This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes.  Prior to January 1, 2012, accrued interest was recognized to the extent that cash was received.

Mortgage and loan interest expense was $51.9 million for the twelve months ended December 31, 2011.  This represents a decrease of $2.3 million, as compared to the prior year expense of $54.2 million.  This change, by segment, is a decrease in the land and other portfolio of $1.4 million,  a decrease in the apartment portfolio of $0.8 million and a decrease in the commercial portfolio of $0.1 million. Within the apartment portfolio, the same apartment portfolio decreased $3.5 million, and the developed properties increased $2.7 million due to properties in the lease-up phase.  Once an apartment is completed, the interest expense is no longer capitalized. The decrease in the land and other portfolio was due to land sales.

Gain on land sales increased for the twelve months ended December 31, 2011. In 2011, we sold 3,809.49 acres of land in 34 separate transactions for an aggregate sales price of $163.1 million and recorded a gain of $17.0 million. The average sales price was $42,801 per acre.  In 2010, we sold 1,227.53 acres of land in 13 separate transactions for an aggregate sales price of $23.1 million and recorded a loss of $15.1 million.  The average sales price was $18,823 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 18 and 27 income-producing properties as of 2011 and 2010, respectively and one held for sale as of 2012. The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2012. In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass), 13 acres of land with a storage warehouse (Eagle Crest), and one apartment complex held for sale (Wildflower Villas). In 2010, we sold seven apartment complexes (Baywalk, Foxwood, Island Bay, Kingsland Ranch, Longfellow Arms, Marina Landing and Mason Park), one commercial building (217 Rampart), and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In addition, in 2011 and 2010, we recognized the deferred gains on the sales of six apartment complexes (Bridges on Kinsey, Limestone Canyon, Limestone Ranch, Longfellow Arms, Sendero Ridge and Tivoli) and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”.  The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For Years Ended December 31,
	2011	2010
Revenues
Rental	$18,215	$38,110
	18,215	38,110
Expenses (Other Income)
Property operations	(10,243)	(21,013)
Other income	-	4,065
Interest	(7,212)	(15,819)
General and administration	(1,148)	(697)
Depreciation	(4,032)	(7,755)
Provision on impairment of real estate assets	(8,005)	(1,923)
	(30,640)	(43,142)
Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(12,425)	(5,032)
Gain on sale of discontinued operations	18,300	10,781
Earnings from unconsolidated subsidiaries and investees	453	203
Income from discontinued operations	6,328	5,952
Income tax expense	(2,215)	(2,083)
Income from discontinued operations	$4,113	$3,869

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock.  Management anticipates that our cash as of December 31, 2012, along with cash that will be generated in 2013 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2012	2011	Variance

Net cash provided by (used in) operating activities	$(21,119)	$(14,119)	$(7,000)
Net cash provided by investing activities	$67,809	$43,850	$23,959
Net cash used in financing activities	$(50,061)	$(20,999)	$(29,062)

           The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.  In addition, we have a related account in which excess cash is transferred to or from.  We used less cash to pay down related party payables than in the prior period. In the prior period, an adjustment was made to reflect the cost basis of ARL acquisitions, which reduced the related party payables by approximately $57.0 million.  Obligations to related parties were further reduced in the prior period by other related party transactions.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income- producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the prior period, we spent $41.0 million more on construction and development projects than in the current period due to the completion of construction on five apartment complexes. We have discontinued certain projects and put some projects on hold, while continuing to develop our apartment properties. We continue to make capital improvements on our existing properties but spent significantly less in 2012 on land development than in the prior year.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. In addition, we received less proceeds on the sale of land and income-producing properties resulting from a decrease in sale transactions in the current period.  The majority of the sales proceeds were used to cover the loan obligations.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $139.4 million. We used $21.5 million to make recurring note payments, $163.6 million for maturing notes, including payoffs required on sold properties.

Equity Investments

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2012 are shown in the table below (dollars in thousands):

	Total	2013	2014	2015-2017	Thereafter
Long-term debt obligation (1)	$1,324,641	$220,496	$72,808	$158,119	$873,218
Capital lease obligation	-	-	-	-	-
Operating lease obligation	34,968	525	532	1,635	32,276
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$1,359,609	$221,021	$73,340	$159,754	$905,494

(1) TCI's long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2012, our $799.6 million debt portfolio consisted of approximately $661.6 million of fixed-rate debt and approximately $138.0 million of variable-rate debt with interest rates ranging from 1.1% to 12.5%.  Our overall weighted average interest rate at December 31, 2012 and 2011 was 5.20% and 5.74%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2013 than they did during 2012, TCI’s interest expense would increase and net income would decrease by $1.4 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2012. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Assets
Market securities at fair value							$-
Note Receivable
Variable interest rate - fair value							$-
Instruments' maturities	$-	$-	$-	$-	$-	$-	$-
Instruments' amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$56,919
Instruments' maturities	$9,230	$-	$272	$-	$-	$47,417	$56,919
Instruments' amortization	-	-	-	-	-	-	-
Interest	2,882	2,485	2,482	5,643	5,643	56,429	75,564
Average Rate	5.06%	5.21%	5.21%	11.90%	11.90%	11.9%

Notes Payable	2013	2014	2015	2016	2017	Thereafter	Total
Variable interest rate - fair value							$137,972
Instruments' maturities	$131,043	$-	$223	$364	$-	$3,984	$135,614
Instruments' amortization	1,111	412	383	184	114	154	2,358
Interest	1,520	362	333	298	284	343	3,140
Average Rate	5.36%	6.59%	6.60%	6.69%	6.75%	1.84%

Fixed interest rate - fair value							$661,609
Instruments' maturities	$48,754	$35,747	$7,667	$58,215	$256	$10,793	$161,432
Instruments' amortization	9,023	8,886	9,026	6,978	6,810	459,454	500,177
Interest	29,045	27,401	25,315	21,129	20,541	398,490	521,921
Average Rate	4.70%	4.67%	4.60%	4.68%	4.66%	4.62%

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of Transcontinental Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2012. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 16, Transcontinental Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER , FUQUA & HUFF, PC

Richardson, Texas
March 29, 2013

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$978,781	$1,069,699
Real estate held for sale at cost, net of depreciation ($4,658 in 2012 and $1,752 in 2011)	18,077	15,015
Real estate subject to sales contracts at cost, net of depreciation ($16,412 in 2012 and $7,213 in 2011)	45,706	52,555
Less accumulated depreciation	(145,614)	(148,930)
Total real estate	896,950	988,339
Notes and interest receivable
Performing (including $58,007 in 2012 and $78,852 in 2011 from affiliates and related parties)	60,637	79,161
Non-Performing	723	2,152
Less allowance for estimated losses (including $2,097 in 2012 and $2,097 in 2011 from affiliates and related parties)	(2,262)	(3,942)
Total notes and interest receivable	59,098	77,371
Cash and cash equivalents	16,620	19,991
Investments in unconsolidated subsidiaries and investees	5,439	6,362
Other assets	67,237	68,261
Total assets	$1,045,344	$1,160,324

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$730,931	$829,617
Notes related to assets held for sale	18,915	13,830
Notes related to subject to sales contracts	55,976	38,376
Stock secured notes payable	2,221	2,482
Payable to related party	10,057	17,465
Deferred revenue (from sales to related parties)	53,096	65,607
Accounts payable and other liabilities (including $4,282 in 2012 and $1,746 in 2011 from affiliates and related parties)	41,019	51,663
	912,215	1,019,040

Shareholders’ equity:
Preferred Stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2012 and 2011 respectively (liquidation preference $100 per share). Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2012 and 2011 respectively	1	1
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 in 2012 and 2011 respectively and outstanding 8,413,469 in 2012 and 2011 respectively	84	84
Treasury stock at cost; 200 shares in 2012 and 2011	(2)	(2)
Paid-in capital	272,774	273,886
Retained earnings	(156,559)	(148,235)
Total Transcontinental Realty Investors, Inc. shareholders' equity	116,298	125,734
Non-controlling interest	16,831	15,550
Total equity	133,129	141,284
Total liabilities and equity	$1,045,344	$1,160,324

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $587 and $223 and $564 for the year ended 2012 and 2011 and 2010 respectively from affiliates and related parties)	$116,051	$106,340	$102,683

Expenses:
Property operating expenses (including $1,099 and $1,130 and $1,359 for year ended 2012 and 2011 and 2010 respectively from affiliates and related parties)	57,242	56,928	55,636
Depreciation and amortization	21,557	19,003	20,559
General and administrative (including $2,427 and $2,908 and $3,065 for the year ended 2012 and 2011 and 2010 respectively from affiliates and related parties)	5,426	9,433	8,327
Provision on impairment of notes receivable and real estate assets	4,730	37,002	22,579
Advisory fee to affiliate	8,915	9,958	11,919
Total operating expenses	97,870	132,324	119,020
Operating income (loss)	18,181	(25,984)	(16,337)

Other income (expense):
Interest income (including $11,677 and $5,275 and $4,406 for the year ended 2012 and 2011 and 2010 respectively from affiliates and related parties)	11,725	5,720	5,187
Other income (including $6,000 and $0 and $0 for the year ended 2012 and 2011 and 2010 respectively from affiliates and related parties)	6,491	2,480	8,376
Mortgage and loan interest (including $3,153 and $1,696 and $3,345 for the year ended 2012 and 2011 and 2010 respectively from affiliates and related parties)	(55,132)	(51,886)	(54,211)
Loss on the sale of investments	(118)	(514)	-
Earnings from unconsolidated subsidiaries and investees	(66)	242	(958)
Total other expenses	(37,100)	(43,958)	(41,606)
Loss before gain on land sales, non-controlling interest, and tax	(18,919)	(69,942)	(57,943)
Gain (loss) on land sales	6,935	17,011	(15,155)
Loss from continuing operations before tax	(11,984)	(52,931)	(73,098)
Income tax benefit	1,358	2,215	2,131
Net loss from continuing operations	(10,626)	(50,716)	(70,967)
Discontinued operations:
Loss from discontinued operations	(1,337)	(11,972)	(4,829)
Gain on sale of real estate from discontinued operations	5,217	18,300	10,781
Income tax expense from discontinued operations	(1,358)	(2,215)	(2,083)
Net income from discontinued operations	2,522	4,113	3,869
Net loss	(8,104)	(46,603)	(67,098)
Net (income) loss attributable to non-controlling interest	(220)	282	(98)
Net loss attributable to Transcontinental Realty Investors, Inc.	(8,324)	(46,321)	(67,196)
Preferred dividend requirement	(1,112)	(1,110)	(1,073)
Net loss applicable to common shares	$(9,436)	$(47,431)	$(68,269)

Earnings per share - basic
Loss from continuing operations	$(1.42)	$(6.16)	$(8.89)
Income from discontinued operations	0.30	0.49	0.48
Net loss applicable to common shares	$(1.12)	$(5.67)	$(8.41)
Earnings per share - diluted

Loss from continuing operations	$(1.42)	$(6.16)	$(8.89)
Income from discontinued operations	0.30	0.49	0.48
Net loss applicable to common shares	$(1.12)	$(5.67)	$(8.41)

Weighted average common share used in computing earnings per share	8,413,469	8,370,729	8,113,575
Weighted average common share used in computing diluted earnings per share	8,413,469	8,370,729	8,113,575

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(10,833)	$(50,373)	$(71,065)
Income (loss) from discontinued operations	2,509	4,052	3,869
Net loss	$(8,324)	$(46,321)	$(67,196)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2012
(dollars in thousands)

									Accumulated
									Other	Non-
		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2009	$245,416	$(38,024)	$1	8,113,669	$81	$-	$262,118	$(34,718)	$-	$17,934
Series D preferred stock dividends (7% per year)	(863)	-	-	-	-	-	(863)	-	-	-
Series C preferred stock dividends (8.5% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Net income (loss)	(67,098)	(67,098)	-	-	-	-	-	(67,196)	-	98
Sale of controlling interest	49	-	-	-	-	-	27	-	-	22
Acquisition of controlling interest	6,202	-	-	-	-	-	10,610	-	-	(4,408)
Distributions to non-controlling interests	(46)	-	-	-	-	-	-	-	-	(46)
Repurchase/sale of treasury shares, net	(2)		-	-	-	(2)	-	-	-	-
Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$(101,914)	$-	$13,600
Series D preferred stock dividends (7% per year)	(900)	-	-	-	-	-	(900)	-	-	-
Series C preferred stock dividends (8.5% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Net income (loss)	(46,603)	(45,930)	-	-	-	-	-	(46,321)	-	(282)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	4,019	-	-	-	-	-	1,787	-	-	2,232
Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$-	$15,550
Series D preferred stock dividends (7% per year)	(902)	-	-	-	-	-	(902)	-	-	-
Series C preferred stock dividends (8.5% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Net income (loss)	(8,104)	(8,104)	-	-	-	-	-	(8,324)	-	220
Issuance of common stock	-	-	-	-	-	-	-	-	-	-
Sale of controlling interest	1,138	-	-	-	-	-	-	-	-	1,138
Acquisition of controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Distributions to non-controlling interests	(8)	-	-	-	-	-	-	-	-	(8)
Repurchase/sale of treasury shares, net	-		-	-	-	-	-	-	-	-
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$-	$16,831

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(8,104)	$(46,603)	$(67,098)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(6,935)	(17,011)	15,155
Gain on sale of income producing properties	(5,217)	(18,300)	(10,781)
Depreciation and amortization	22,488	23,034	28,302
Provision on impairment of notes receivable and real estate assets	4,730	52,128	24,502
Amortization of deferred borrowing costs	2,428	2,365	2,613
Earnings due to non-controlling interest	-	-	-
Earnings from unconsolidated subsidiaries and investees	11	(695)	754
(Increase) decrease in assets:
Accrued interest receivable	(5,517)	(4,050)	(1,869)
Other assets	157	(799)	8,971
Prepaid expense	(236)	2,083	551
Escrow	1,157	18,837	8,476
Earnest money	235	1,385	850
Rent receivables	(1,094)	(6,158)	(2,276)
Increase (decrease) in liabilities:
Accrued interest payable	(7,498)	8,743	1,764
Affiliate payables	(7,408)	(29,795)	(2,902)
Other liabilities	(10,316)	717	(14,210)
Net cash used in operating activities	(21,119)	(14,119)	(7,198)

Cash Flow From Investing Activities:
Proceeds from notes receivables	11,993	16,924	3,967
Originations of notes receivables	13,477	(22,421)	(29,455)
Acquisition of land held for development	(18,948)	(43,193)	(4,937)
Acquisition of income producing properties	-	6,526	-
Proceeds from sales of income producing properties	31,751	29,628	119,123
Proceeds from sale of land	36,648	104,093	44,419
Proceeds from sale of investments	132	586	-
Investment in unconsolidated real estate entities	780	(319)	458
Improvement of land held for development	(184)	(1,562)	(4,834)
Improvement of income producing properties	(2,201)	(3,657)	(2,277)
Acquisition of non-controlling interest	(69)	-	-
Sale of controlling interest	113	4,019	22
Investment in marketable equity securities	-	-	(89)
Construction and development of new properties	(5,683)	(46,774)	(38,346)
Net cash provided by investing activities	67,809	43,850	88,051

Cash Flow From Financing Activities:
Proceeds from notes payable	139,459	117,441	182,849
Recurring amortization of principal on notes payable	(21,541)	(16,383)	(10,655)
Payments on maturing notes payable	(163,553)	(120,922)	(242,795)
Deferred financing costs	(3,305)	(1,555)	(3,539)
Distributions to non-controlling interests	(8)	-	(46)
Common stock issuance	-	1,530	-
Preferred stock dividends - Series C	(212)	(210)	(210)
Preferred stock dividends - Series D	(901)	(900)	(863)
Net cash used in financing activities	(50,061)	(20,999)	(75,259)

Net increase (decrease) in cash and cash equivalents	(3,371)	8,732	5,594
Cash and cash equivalents, beginning of period	19,991	11,259	5,665
Cash and cash equivalents, end of period	$16,620	$19,991	$11,259

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,737	$56,641	$61,439
Cash paid for income taxes, net of refunds	$-	$-	$(48)

Schedule of noncash investing and financing activities:
Affiliate payable/receivable for ARL cost basis sales adjustment	$10,445	$(34,234)	$-
Acquisition of land for ARL cost basis sales adjustment	$(10,445)	$34,234	$-
Note receivable allowance	$-	$-	$(1,937)
Notes receivable received from affiliate	$6,000	$20,387	$28,554
Sale of notes receivable to affiliate	$(20,387)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2012	2011	2010
	(dollars in thousands)

Net loss	$(8,104)	$(46,603)	$(67,098)
Other comprehensive loss
Unrealized gain on investment securities	-	-	-
Total other comprehensive loss	-	-	-
Comprehensive loss	(8,104)	(46,603)	(67,098)
Comprehensive (income) loss attributable to non-controlling interest	(220)	282	(98)
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(8,324)	$(46,321)	$(67,196)

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

Certain balances for 2010 and 2011 have been reclassified to conform to the 2012 presentation.

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification.    The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company refers to the ASC Codification as the sole source of authoritative literature.

Organization and business.     Transcontinental Realty Investors, Inc., a Nevada corporation, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its common stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI’s financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock is traded on the New York Stock Exchange under the symbol (“ARL”).  Subsidiaries of ARL own approximately 83.8% of the Company’s common stock.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding.  Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes.   As of December 31, 2012 TCI owned 81.1% of the outstanding IOT common shares.  Shares of IOT are traded on the New York Euronext Exchange (“NYSE MKT”) under the symbol (“IOT”).

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

TCI’s Board of Directors is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”) under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT.  The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT.  The officers of TCI also serve as officers of ARL, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”).  TCI engages third-party companies to lease and manage its apartment properties.

The Company has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2012, we owned 47 residential apartment communities comprising of 8,553 units, 13 commercial properties comprising an aggregate of approximately 3.4 million square feet, and an investment in 4,133 acres of undeveloped and partially developed land.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. TCI’s investment in ARL is accounted for under the equity method. Our investment in Garden Centura, L.P. was accounted for under the equity method until December 28, 2011, when it was sold to a third party.

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

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing.  Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Cost Capitalization.     The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets.  Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

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

Related parties.  We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

Income Taxes.    TCI is a “C Corporation” for U.S. federal income tax purposes. For tax periods ending before August 31, 2012, TCI filed an annual consolidated income tax return with ARL and IOT and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, TCI and the rest of the American Realty Investors, Inc. group joined the Realty Advisors Management, Inc. (RAMI) consolidated group for tax purposes.  The income tax expense (benefit) for the 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.      REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2012	2011

Apartments	$609,093	$610,072
Apartments under construction	-	-
Commercial properties	216,343	214,111
Land held for development	153,345	173,996
Real estate held for sale	22,735	80,245
Real estate subject to sales contract	62,118	67,810
Total real estate, at cost, less impairment	1,063,634	1,146,234
Less accumulated deprecation	(166,684)	(157,895)
Total real estate, net of depreciation	$896,950	$988,339

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

Provision for Impairment Losses

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $4.7 million for the period ended December 31, 2012.  This was a decrease of $32.3 million as compared to the prior year expense of $37.0 million.  In the current year, impairment was recorded as an additional loss in the commercial and land portfolios.  In our commercial portfolio, an impairment reserve of $2.4 million was taken in response to a deficiency agreement with the existing lender.  The agreed upon deficiency, in the event the lender takes possession of the property, was the basis upon which fair value was calculated and an impairment reserve was taken for the difference in basis over fair value.  The remaining $2.3 million in impairment reserves were related to our land holdings.  A current year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and a recent appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

In the prior period, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.0 million in commercial properties we currently hold, $2.4 million in land parcels we currently hold, $27.0 million in land that was sold subsequent to the prior period and $0.4 million in impairment on our investments in joint ventures.  Of the impairment reserves taken in the prior period, $22.1 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $9.3 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that had were determined to have a questionable recovery of our investment.

Fair Value Measurement

The Company applies the guidance in ASC Topic 820, "Fair Value Measurements and Disclosures," to the valuation of real estate assets. The Company is required to assess the fair value of its consolidated real estate assets with indicators of impairment. The value of impaired real estate assets is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flow of each asset, as well as the income capitalization approach, which considers prevailing. market capitalization rates, analyses of recent comparable sales transactions, information from actual sales negotiations and bona fide purchase offers received from third parties. The methods used to measure fair value may produce an amount that may not be indicative of net realizable value or reflective of future values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3). Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties. Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the statements of operations, either in continuing operations or discontinued operations.

			Fair Value Measurements Using:
December 31, 2012	Fair Value		Level 1	Level 2		Level 3

Land	$2,699	$	---	$1,800		$899
Commercial	$9,660	$	---	$9,660	$	---

Land with a carrying amount of $5,029,254 was written down to its fair value of $2,699,175 resulting in an impairment charge of $2,330,079 in 2012.  Level 2 inputs used to determine the fair values above include bona fide purchase offers and third party appraisals.  The Level 3 inputs used to determine the fair values above include comparable sales prices of similar assets.

A commercial building with a carrying amount of $12,060,247 was written down to its fair value of $9,660,247 resulting in an impairment charge of $2,400,000 in 2012.  The method used to determine the fair value was agreement with lender as to value based on their evaluation of the property.

			Fair Value Measurements Using:
December 31, 2011	Fair Value		Level 1		Level 2		Level 3

Land	$55,806	$	---		$55,806	$	---
Residential	$30,539	$	---	$	---		$30,539
Commercial	$11,934	$	---		$11,934	$	---

Land with a carrying amount of $86,696,927 was written down to its fair value of $55,806,297 resulting in an impairment charge of $30,890,630 in 2011.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers and third party appraisals.

Residential properties with a carrying amount of $35,717,146 were written down to their fair value of $30,539,462 resulting in an impairment charge of $5,177,684 in 2011.  Level 3 unobservable inputs were used to determine the fair value includes a valuation technique, the income capitalization approach, which considers prevailing market capitalization rates.

Commerical properties with a carrying amount of $20,427,936 were written down to their fair value of $11,933,620 resulting in an impairment charge of $8,494,316 in 2011.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers.

			Fair Value Measurements Using:
December 31, 2010	Fair Value		Level 1	Level 2		Level 3

Commercial	$0	$	---	$0	$	---
Land	$13,091	$	---	$13,091	$	---

A commercial property with a carrying amount of $1,092,838 was written down to its fair value of $0 resulting in an impairment charge of $1,092,838 in 2010.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offer.

Land with a carrying amount of $31,326,888 was written down to its fair value of $13,090,811 resulting in an impairment charge of $18,236,077 in 2010.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offer.

The following is a brief description of the most significant property acquisitions and sales in 2012:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel sale.

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

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties. Regis will continue to manage the property while under Petra’s ownership and TCI will have an option to re-acquire the property during the option term which shall end two years following the commencement of the agreement. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.

On February 7, 2012, 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $1.2 million on the land parcel sale.

On February 23, 2012, we sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas to an independent third party, for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. We recorded a gain on sale of $3.6 million on the apartment sale.

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

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, we re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 5, 2012, 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.1 million on the land parcel sale.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas to an independent third party, for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel sale.

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

On April 3, 2012, 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.2 million on the land parcel sale.

On April 5, 2012, we sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana to an independent third party, for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property.  We recorded a loss on sale of $0.3 million on the parking garage sale.

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

On May 16, 2012, we sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana to an independent third party, for a sales price of $650,000.  All of the sale proceeds went to pay down an existing mortgage, secured by the property.

On May 17, 2012, we sold a 220-unit apartment complex known as Portofino at Mercer Crossing apartments located in Farmers Branch, Texas to an independent third party, for a sales price of $26.0 million. The existing mortgage of $19.9 million, secured by the property, was paid in full. We recorded a gain on sale of $2.0 million on the apartment sale.

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

On June 1, 2012, we purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million. On June 12, 2012, we sold 13.31 acres of this land parcel to an independent third party.

On June 8, 2012, we sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $5.4 million. We paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel sale.

On June 19, 2012, the construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 22, 2012, we sold 305 Baronne, a 37,081 square foot building, located in New Orleans, Louisiana to an independent third party, for a sales price of $825,000. We paid $0.7 million on an existing mortgage, secured by the property. We recorded a loss on sale of $0.4 million on the building sale.

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

On June 29, 2012, we sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. We recorded a gain on sale of $1.4 million on the land parcel sale.

On June 29, 2012, we sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $3.9 million. We recorded a gain on sale of $2.2 million on the land parcel sale.

On July 1, 2012, we recorded the June 12, 2012 sale of 13.31 acres of land known as Summer Breeze land located in Odessa, Texas to an independent third party, for $2.2 million. We provided $2.2 million in seller-financing with a 15-month note receivable. The note accrues interest at 5% and is payable at maturity on September 8, 2013.  We have deferred the recognition of the gain in accordance with ASC 360-20 due to the buyer’s inadequate initial investment.

On July 11, 2012, we sold Dunes Plaza, a 220,439 square foot retail center and 14.60 acres of land, located in Michigan City, Indiana to an independent third party, for a sales price of $3.0 million. We paid $2.2 million on an existing mortgage, secured by the property and $0.8 million in closing costs and unpaid real estate taxes. We recorded a gain on sale of $0.1 million on the building sale.

On August 10, 2012, we purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On September 6, 2012, we sold 19.82 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $3.0 million. The existing mortgage of $2.6 million, secured by the property, was paid in full. We recorded a gain on sale of $0.2 million on the land parcel sale.

On September 11, 2012, we sold 7.977 acres of land known as Kinwest Manor land located in Farmers Branch, Texas to an independent third party, for a sales price of $2.3 million. The existing multi-collateral mortgage was paid down by $1.2 million.  We recorded a loss on sale of $14,000 on the land parcel sale.

On September 12, 2012, we sold 9.39 acres of land known as Lacy Longhorn land located in Farmers Branch, Texas to an independent third party, for a sales price of $3.1 million. All of the sale proceeds were used to pay down a portion of the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $2.1 million on the land parcel sale.

On September 12, 2012, we sold two land parcels, comprising approximately 7.39 acres of undeveloped land located in Dallas, Texas and Farmers Branch, Texas, known as Lacy Longhorn land and Manhattan 2 land to an independent third party, for a sales price of $2.4 million. Seller-financing was provided for $1.9 million.  We recorded a gain on sale of $1.3 million on the land parcels sale.

On September 24, 2012, we sold 3.89 acres of land known as Copperridge land located in Dallas, Texas to an independent third party for a sales price of $3.2 million. The existing mortgage of $2.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.7 million on the land parcel sale.

On September 28, 2012, we sold 40.49 acres of land known as Marine Creek land located in Fort Worth, Texas to an independent third party, for a sales price of $1.8 million. All of the sale proceeds were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $35,000 on the land parcel sale.

On December 31, 2012, 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, we sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  We will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party.  During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc.  We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 664	Various secured and unsecured interests
S Breeze I-V, LLC	09/13	5.00%	2,590	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			4,358
Total Performing			$ 60,637

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	640	Various secured and unsecured interests
Accrued interest			83
Total Non-Performing			$ 723

Allowance for estimated losses			(2,262)
Total			$ 59,098

(1) Related party notes

On February 29, 2012, we received $3.3 million from UHF as payoff for the $3.0 note receivable due from UHF, related to Cliffs of El Dorado and $0.3 million in accrued interest.

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.  At December 31, 2012, 5.4% of our assets were invested in junior and wraparound mortgage loans.

We record interest income as earned in accordance with the terms of the related loan agreements. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent cash is received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

As of December 31, 2012, the obligors on $53.7 million or 94.3% of the mortgage notes receivable portfolio were due from related entities.  Also at that date, $0.6 million or 1.1% of the mortgage notes receivable portfolio was non-performing.

  NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and there were no additional allowances recorded for receivables in 2012.  The decrease in 2012 was due to two notes that were written off in the current year, both  of which were fully reserved.  The decrease in 2011 was due to a loan payment that had an allowance.  The allowance account was reviewed and increased in 2010.  The table below shows our allowance for estimated losses (dollars in thousands):

	2012	2011	2010

Balance January 1,	$3,942	$4,741	$2,804
(Decrease) Increase in provision	(1,680)	(799)	1,937
Balance December 31,	$2,262	$3,942	$4,741

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

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2012	2011	2010
American Realty Investors, Inc.(1)	1.99%	2.05%	2.47%
Garden Centura, L.P.(2)	0.00%	0.00%	5.00%
____________________________________________
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

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2012, 2011 and 2010 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

2012	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$45,860	$-	$45,860
Notes Receivable	44,371	-	44,371
Other assets	130,420	-	130,420
Notes payable	(61,720)	-	(61,720)
Other liabilities	(53,207)	-	(53,207)
Shareholders equity/partners' capital	(74,895)	-	(74,895)

Rents and interest and other income	$8,198	$-	$8,198
Depreciation	(263)	-	(263)
Operating expenses	(4,013)	-	(4,013)
Loss on land sales	(1,869)	-	(1,869)
Interest expense	(4,284)	-	(4,284)
Loss from continuing operations	(2,231)	-	(2,231)
Income from discontinued operations	2,691	-	2,691
Net loss	$460	$-	$460

Company's proportionate share of loss	$9	$-	$9

2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$60,703	$71,987	$132,690
Notes Receivable	27,447	-	27,447
Other assets	138,927	4,441	143,368
Notes payable	(59,744)	(47,091)	(106,835)
Other liabilities	(88,647)	(2,849)	(91,496)
Shareholders equity/partners' capital	(78,686)	(26,488)	(105,174)

Rents and interest and other income	$8,021	$7,096	$15,117
Depreciation	56	(3,133)	(3,077)
Operating expenses	(8,196)	(3,999)	(12,195)
Gain on land sales	23,646	-	23,646
Interest expense	(7,562)	(2,307)	(9,869)
Income (loss) from continuing operations	15,965	(2,343)	13,622
Income from discontinued operations	9,864	-	9,864
Net income (loss)	$25,829	$(2,343)	$23,486

Company's proportionate share of earnings (loss)	$530	$(117)	$413

2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$203,367	$74,573	$277,940
Notes Receivable	24,868	-	24,868
Other assets	184,735	5,333	190,068
Notes payable	(232,952)	(48,258)	(281,210)
Other liabilities	(119,425)	(2,815)	(122,240)
Shareholders equity/partners' capital	(60,593)	(28,833)	(89,426)

Rents and interest and other income	$8,307	$6,428	$14,735
Depreciation	(252)	(3,089)	(3,341)
Operating expenses	(39,457)	(3,858)	(43,315)
Gain on land sales	5,286	-	5,286
Interest expense	(11,008)	(3,271)	(14,279)
Loss from continuing operations	(37,124)	(3,790)	(40,914)
Loss from discontinued operations	(3,690)	-	(3,690)
Net loss	$(40,814)	$(3,790)	$(44,604)

Company's proportionate share of loss	$(1,010)	$(190)	$(1,200)

NOTE 6.      NOTES AND INTEREST PAYABLE

The scheduled principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

Year	Amount
2013	$189,931
2014	45,045
2015	17,299
2016	65,740
2017	7,180
Thereafter	474,385
Total	$799,580

Interest payable at December 31, 2012 was $8.5 million.  Interest accrues at rates ranging from 1.1% to 12.5% per annum, and mature between 2013 and 2053. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $885.9 million.  Of the total notes payable, the senior debt is $781.2 million, junior debt is $16.1 million, and other debt is $2.3 million.  Included in other debt are property tax loans of $0.5 million.

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

NOTE 7.      RELATED PARTY TRANSACTIONS AND FEES

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”).  TCI engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar, Prime, Triad, Regis I, and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:
		2012	2011	2010
			(dollars in thousands)
Fees:
	Advisory fee	$8,915	$9,957	$11,919
	Construction advisory fee	181	2,429	1,761
	Mortgage brokerage and equity refinancing	1,873	812	1,569
	Net income fee	180	54	99
	Property acquisition	20	-	31
		$11,169	$13,252	$15,379
Other Expense:
	Cost reimbursements	$2,247	$2,908	$3,250
	Interest paid	1,194	1,048	2,350
		$3,441	$3,956	$5,600
Revenue:
	Rental revenue	$587	$434	$2,248

Fees paid to Triad, an affiliate, Regis I, Regis and related parties:
		2012	2011	2010
			(dollars in thousands)
Fees:
	Property acquisition	$71	$-	$106
	Property management, construction management and leasing commissions	2,087	1,759	1,905
	Real estate brokerage	2,263	-	1,497
		$4,421	$1,759	$3,508

The Company received rental revenue of $0.6 million in 2012, $0.4 million in 2011, and $2.2 million in 2010 from Pillar, Prime and its related parties for properties owned by the Company, including Addison Hanger, Browning Place, Eagle Crest, Folsom land, One Hickory, Senlac, Thermalloy and Two Hickory.

As of December 31, 2012, the Company had notes and interest receivables of $58.0 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, TCI recognized $11.7 million of interest income from these related party notes receivables.

On February 29, 2012, we received $3.3 million from UHF as payoff for the $3.0 note receivable due from UHF, related to Cliffs of El Dorado and $0.3 million in accrued interest.

On September 30, 2012, we sold the Realty Advisors Management Inc. note to our parent, ARI, for full carrying value.  Consideration for this note was a reduction of the Company’s payable to ARL.

The Company has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.  The Company received $6 million in revenue, in the current period, from the development agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of related party payables as of December 31, 2012 (dollars in thousands):

	Pillar	ARL	Total

Related party payable, December 31, 2011	$-	$(17,465)	$(17,465)
Cash transfers	18,573	-	18,573
Advisory fees	(8,915)	-	(8,915)
Net income fee	(180)	-	(180)
Fees and commissions	(4,227)	-	(4,227)
Construction advisory fees	(181)	-	(181)
Cost reimbursements	(2,247)	-	(2,247)
Interest (to) from advisor	(839)	-	(839)
POA fees	(167)	-	(167)
Expenses paid by advisor	(918)	-	(918)
Financing (mortgage payments)	1,793	-	1,793
Note receivable with affiliate	21,282	-	21,282
Sales/Purchases transactions	(15,702)	-	(15,702)
Intercompany property transfers	(864)	-	(864)
Purchase of obligations	(7,408)	7,408	-
Related party payable, December 31, 2012	$-	$(10,057)	$(10,057)

Below are sales and acquisitions that involve a related party:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel sale.

On February 7, 2012, 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $1.2 million on the land parcel sale.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, we re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 5, 2012, 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.1 million on the land parcel sale.

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

On April 3, 2012, 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.2 million on the land parcel sale.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, we re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 5, 2012, 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.1 million on the land parcel sale.

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

On April 3, 2012, 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.2 million on the land parcel sale.

On August 10, 2012, we purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On December 31, 2012, 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, we sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  We will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

NOTE 8.      DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2012, 2011, or 2010. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.     PREFERRED STOCK

TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $7.00 per share annually or $1.75 per quarter. After September 30, 2006, the Series C Preferred Stock may be converted into Common stock at 90.0% of the daily average closing price of the common stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2012, 30,000 shares of Series C Preferred Stock were issued and outstanding.

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share.  The preferred stock is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods and can be redeemed at any point after September 30, 2011.  In the fourth quarter, a preferred stockholder submitted a redemption request that is currently in dispute and we believe will be resolved in 2013 for no more than the $1,300,000 original preferred stock issuance.

NOTE 10.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. As of December 31, 2012, there were 5,000 stock options outstanding which were exercisable at $14.25 per share.  These options will expire January 1, 2015, if not exercised.

NOTE 11.    INCOME TAXES

For 2012, 2011 and 2010, TCI had net losses for federal tax purposes.

For tax periods ending before August 31, 2012, TCI was part of the American Realty Investors, Inc. consolidated federal return.  After that date, TCI and the rest of the American Realty Investors, Inc. (ARL) group joined the Realty Advisors Management, Inc. (RAMI) consolidated group for tax purposes.  The income tax expense (benefit) for 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  For 2012, ARL, TCI and IOT had a combined net taxable loss and TCI recorded no current tax (benefit) or expense.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

Current income tax expense (benefit) is attributable to:
	2012	2011	2010
Income from continuing operations	$(10,401)	$(14,460)	$(26,645)
Income from discontinued operations	10,401	14,460	26,645
Total	$-	$-	$-

There was no deferred tax expense (benefit) recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by the applying the corporate tax rate of 35% to the income before income taxes as follows:

	2012	2011	2010
Computed "expected" income tax (benefit) expense	$(4,211)	$(16,008)	$(24,627)
Book to tax differences for partnerships not consolidated for tax purposes	-3,831	-6,442	-3,636
Book to tax differences of depreciation and amortization	1,434	1,140	1,544
Book to tax differences in gains on sale of property	-4,835	-7,020	6,056
Book provision for loss	1,656	10,132	8,576
Partial valuation allowance against current net operating loss benefit	10,401	14,460	11,324
Other	-614	3,738	763
Total	$-	$-	$-
Alternative Minimum Tax
	$-	$-	$-

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2012	2011	2010
Net operating losses	$53,857	$42,337	$55,746
ATM credits	1,374	1,374	1,374
Basis difference of
Real estate holdings	(15,159)	(13,514)	(38,495)
Notes receivable	860	1,726	6,678
Investments	(4,757)	(5,346)	(5,495)
Notes payable	16,598	22,966	41,565
Deferred gains	11,370	14,985	26,025
Total	$64,143	$64,528	$87,398
Deferred tax valuation allowance	(64,143)	(64,528)	(87,398)
Net deferred tax asset	$-	$-	$-

TCI has tax net operating loss carryforwards of approximately $138.9 million expiring through the year 2031.

Federal and state tax authorities generally have the right to examine and audit the previous three years of tax returns filed which would mean that the Company’s Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2011, 2010 and 2009 are still subject to examination by the IRS.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2023. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2012 (dollars in thousands):

Year	Amount
2013	$17,554
2014	13,814
2015	10,244
2016	7,660
2017	5,020
Thereafter	7,823
Total	$62,115

NOTE 13.    OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2012, 2011 and 2010 (dollars in thousands):

	Commercial
For the Twelve Months Ended December 31, 2012	Properties	Apartments	Land	Other	Total
Operating revenue	$35,940	$80,035	$25	$51	$116,051
Operating expenses	20,467	35,745	593	437	57,242
Depreciation and amortization	6,766	14,791	-	-	21,557
Mortgage and loan interest	8,203	36,217	6,482	4,230	55,132
Interest income	-	-	-	11,725	11,725
Gain on land sales	-	-	6,935	-	6,935
Segment operating loss	$504	$(6,718)	$(115)	$7,109	$780
Capital expenditures	2,454	839	-	-	3,293
Assets	165,697	540,045	173,132	-	878,874

Property Sales
Sales price	$9,825	$47,131	$37,799	$-	$94,755
Less: Cost of sale	(10,152)	(41,587)	(31,479)	-	(83,218)
Deferred current gain	-	-	615	-	615
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(327)	$5,544	$6,935	$-	$12,152

	Commercial
For the Twelve Months Ended December 31, 2011	Properties	Apartments	Land	Other	Total
Operating revenue	$33,284	$72,664	$133	$259	$106,340
Operating expenses	20,619	34,540	1,571	198	56,928
Depreciation and amortization	5,225	13,778	-	-	19,003
Mortgage and loan interest	10,448	29,563	8,288	3,587	51,886
Interest income	-	-	-	5,720	5,720
Gain on land sales	-	-	17,011	-	17,011
Segment operating income (loss)	$(3,008)	$(5,217)	$7,285	$2,194	$1,254
Capital expenditures	3,286	1,248	4,103	-	8,637
Assets	172,446	550,892	197,301	-	920,639

Property Sales
Sales price	$103,811	$21,590	$163,050	$-	$288,451
Less: Cost of sale	(108,243)	(14,933)	(154,122)	-	(277,298)
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	7,287	8,788	8,083	-	24,158
Gain on sale	$2,855	$15,445	$17,011	$-	$35,311

	Commercial
For the Twelve Months Ended December 31, 2010	Properties	Apartments	Land	Other	Total
Operating revenue	$38,884	$63,605	$55	$139	$102,683
Operating expenses	21,246	31,762	2,679	(51)	55,636
Depreciation and amortization	7,604	12,955	-	-	20,559
Mortgage and loan interest	10,512	30,408	9,196	4,095	54,211
Interest income	-	-	-	5,187	5,187
Loss on land sales	-	-	(15,155)	-	(15,155)
Segment operating income (loss)	$(478)	$(11,520)	$(26,975)	$1,282	$(37,691)
Capital expenditures	490	649	471	-	1,610
Assets	184,525	521,155	311,860	(400)	1,017,140

Property Sales
Sales price	$6,470	$191,617	$28,357	$-	$226,444
Less: Cost of sale	(8,376)	(150,127)	(43,509)	-	(202,012)
Deferred current gain	-	(28,803)	(3)	-	(28,806)
Recognized prior deferred gain	-	-	-	-	-
Gain on sale	$(1,906)	$12,687	$(15,155)	$-	$(4,374)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,

	2012	2011	2010
Segment operating loss	$780	$1,254	$(37,691)
Other non-segment items of income (expense)
General and administrative	(5,426)	(9,433)	(8,327)
Advisory fees	(8,915)	(9,958)	(11,919)
Litigation settlement	-	-	-
Provision on impairment of notes receivable and real estate assets	(4,730)	(37,002)	(22,579)
Other income	6,491	2,480	8,376
Loss on sale of investments	(118)	(514)	-
Equity in earnings of investees	(66)	242	(958)
Income tax benefit	1,358	2,215	2,131
Loss from continuing operations	$(10,626)	$(50,716)	$(70,967)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Segment assets	$878,874	$920,639	$1,017,140
Investments in real estate partnerships	5,439	6,362	8,146
Other assets	142,954	165,622	163,501
Assets held for sale	18,077	67,701	195,974
Total assets	$1,045,344	$1,160,324	$1,384,761

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2012, 2011 and 2010. Income from discontinued operations relates to 6, 19, and 28 properties that were sold or held for sale in 2012, 2011 and 2010, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For Years Ended December 31,
	2011	2010
Revenues
Rental	$18,215	$38,110
	18,215	38,110
Expenses (Other Income)
Property operations	(10,243)	(21,013)
Other income	-	4,065
Interest	(7,212)	(15,819)
General and administration	(1,148)	(697)
Depreciation	(4,032)	(7,755)
Provision on impairment of real estate assets	(8,005)	(1,923)
	(30,640)	(43,142)
Net loss from discontinued operations before gains on sale of real estate, taxes and fees	(12,425)	(5,032)
Gain on sale of discontinued operations	18,300	10,781
Earnings from unconsolidated subsidiaries and investees	453	203
Income from discontinued operations	6,328	5,952
Income tax expense	(2,215)	(2,083)
Income from discontinued operations	$4,113	$3,869

 The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2012, 2011 and 2010 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2012, 2011 and 2010 (unaudited, dollars in thousands):

	For the Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Total operating revenues	$27,882	$28,390	$28,573	$31,206
Total operating expenses	23,416	22,219	23,276	28,961
Operating (loss) income	4,466	6,171	5,297	2,245
Other income (expense)	(12,067)	(9,937)	(7,905)	(7,189)
Income (loss) before gain on land sales, non-contolling interest, and taxes	(7,601)	(3,766)	(2,608)	(4,944)
Gain (loss) on land sales	423	4,738	2,913	(1,139)
Income tax benefit (expense)	1,068	520	(183)	(47)
Net income (loss) from continuing operations	(6,110)	1,492	122	(6,130)
Net income (loss) from discontinuing operations	1,982	965	(341)	(84)
Net income (loss)	(4,128)	2,457	(219)	(6,214)
Less: net income (loss) attributable to non-controlling interest	(79)	(175)	(43)	77
Preferred dividend requirement	(277)	(277)	(277)	(281)
Net income (loss) applicable to common shares	$(4,484)	$2,005	$(539)	$(6,418)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.78)	$0.12	$(0.02)	$(0.75)
Discontinued operations	0.24	0.11	(0.04)	(0.01)
Net income (loss) applicable to common shares	$(0.54)	$0.24	$(0.06)	$(0.76)
Weighted average common shares used in computing earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.78)	$0.12	$(0.02)	$(0.75)
Discontinued operations	0.24	0.11	(0.04)	(0.01)
Net income (loss) applicable to common shares	$(0.54)	$0.24	$(0.06)	$(0.76)
Weighted average common shares used in computing diluted earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

	For the Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$25,496	$27,487	$28,614	$24,743
Total operating expenses	28,594	20,822	25,472	57,436
Operating (loss) income	(3,098)	6,665	3,142	(32,693)
Other income (expense)	(10,877)	(12,045)	(11,334)	(9,702)
Loss before gain on land sales, non-controlling interest, and taxes	(13,975)	(5,380)	(8,192)	(42,395)
Gain on land sales	796	1,285	1,435	13,495
Income tax benefit (expense)	396	(3,546)	2,544	2,821
Net loss from continuing operations	(12,783)	(7,641)	(4,213)	(26,079)
Net income (loss) from discontinuing operations	735	(6,591)	4,724	5,245
Net income (loss)	(12,048)	(14,232)	511	(20,834)
Less: net income (loss) attributable to non-controlling interest	85	46	384	(233)
Preferred dividend requirement	(274)	(277)	(279)	(280)
Net income (loss) applicable to common shares	$(12,237)	$(14,463)	$616	$(21,347)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(1.57)	$(0.94)	$(0.49)	$(3.16)
Discontinued operations	0.09	(0.78)	0.56	0.62
Net income (loss) applicable to common shares	$(1.49)	$(1.72)	$0.07	$(2.54)
Weighted average common shares used in computing earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(1.57)	$(0.94)	$(0.49)	$(3.16)
Discontinued operations	0.09	(0.78)	0.56	0.62
Net income (loss) applicable to common shares	$(1.49)	$(1.72)	$0.07	$(2.54)
Weighted average common shares used in computing diluted earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

	For the Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$25,808	$26,012	$25,367	$25,496
Total operating expenses	24,050	24,765	23,662	46,543
Operating (loss) income	1,758	1,247	1,705	(21,047)
Other income (expense)	(12,018)	(13,621)	(11,475)	(4,492)
Loss before gain on land sales, non-controlling interest, and taxes	(10,260)	(12,374)	(9,770)	(25,539)
Gain (loss) on land sales	6	(5,640)	(371)	(9,150)
Income tax benefit (expense)	87	(870)	353	2,561
Net loss from continuing operations	(10,167)	(18,884)	(9,788)	(32,128)
Net income (loss) from discontinuing operations	161	(1,618)	655	4,671
Net loss	(10,006)	(20,502)	(9,133)	(27,457)
Less: net income (loss) attributable to non-controlling interest	(273)	113	178	(116)
Preferred dividend requirement	(262)	(264)	(269)	(278)
Net income (loss) applicable to common shares	$(10,541)	$(20,653)	$(9,224)	$(27,851)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(1.33)	$(2.35)	$(1.21)	$(4.01)
Discontinued operations	0.02	(0.20)	0.08	0.58
Net income (loss) applicable to common shares	$(1.31)	$(2.55)	$(1.13)	$(3.43)
Weighted average common shares used in computing earnings per share	8,113,669	8,113,669	8,113,495	8,113,469

Earnings per share - diluted
Income (loss) from continuing operations	$(1.33)	$(2.35)	$(1.21)	$(4.01)
Discontinued operations	$0.02	$(0.20)	$0.08	$0.58
Net income (loss) applicable to common shares	$(1.31)	$(2.55)	$(1.13)	$(3.43)
Weighted average common shares used in computing diluted earnings per share	8,113,669	8,113,669	8,113,495	8,113,469

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC Topic 360.

NOTE 16.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2013; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

The Company is involved in and vigorously defending against, a number of deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20 million in the aggregate and will occur, if at all, in future years.

NOTE 17.   EARNINGS PER SHARE

Earnings per share.    Earnings per share “(EPS)” have been computed pursuant to the provisions of ASC 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.  We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into Common stock at 90% of the daily average closing price of the Common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive. As of December 31, 2012, we have 5,000 shares of stock options outstanding.    These options will expire January 1, 2015, if not exercised.  These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. At December 31, 2012, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE  18.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2013, the date the financial statements were available to be issued.

  On January 8, 2013, 14.52 acres of land known as Southwood located in Tallahassee, Florida was sold at a foreclosure auction to a third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  We will not record a gain or loss on the land parcel sale.

On January 24, 2013, we refinanced the existing mortgage on Breakwater Bay apartments, a 176-unit complex located in Beaumont, Texas, for a new mortgage of $9.8 million. We paid off the existing mortgage of $9.1 million and $0.7 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 25, 2013, we refinanced the existing mortgage on Northside on Travis apartments, a 200-unit complex located in Sherman, Texas, for a new mortgage of $13.9 million. We paid off the existing mortgage of $13.5 million and $1.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 28, 2013, we refinanced the existing mortgage on Capitol Hill apartments, a 156-unit complex located in Little Rock, Arkansas, for a new mortgage of $9.4 million. We paid off the existing mortgage of $8.8 million and $0.6 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 28, 2013, we sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas for a sales price of $25.3 million.  The buyer assumed the existing debt of $18.2 million secured by the property.  We recorded a gain of $6.2 million on the sale.

On February 25, 2013, we refinanced the existing mortgage on Mansions of Mansfield apartments, a 208-unit complex located in Mansfield, Texas, for a new mortgage of $16.3 million. We paid off the existing mortgage of $15.8 million and $1.4 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On February 25, 2013, we refinanced the existing mortgage on Preserve at Pecan Creek apartments, a 192-unit complex located in Denton, Texas, for a new mortgage of $15.1 million. We paid off the existing mortgage of $14.6 million and $1.2 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

Schedule III
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$ 888	$ 378	$ 2,683	$ 313		$ 691	$ 2,683	$ 3,373	$ 464	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,481	526	10,784	201		526	10,985	11,511	2,713	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,068	287	4,451	-		287	4,451	4,738	567	2004	01/04	40 years
Blue Ridge, Midland, TX	24,028	2,259	24,359	-		2,259	24,359	26,618	963	2011	02/10	40 years
Breakwater Bay, Beaumont, TX	9,132	740	10,435	-		740	10,435	11,175	2,059	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	4,639	762	6,856	-		762	6,856	7,618	863	2007	04/08	40 years
Capitol Hill, Little Rock, AR	8,777	1,860	7,948	-		1,860	7,948	9,807	1,691	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,596	186	5,733	757		902	5,774	6,676	1,139	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,279	921	12,644	231		921	12,875	13,796	2,568	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	602	51	1,521	225		277	1,521	1,798	298	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	627	83	2,115	356		439	2,115	2,554	366	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,915	1,472	17,856	65		1,472	17,921	19,393	3,961	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,230	761	18,544	24		761	18,568	19,329	1,779	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,265	1,438	15,094	327		1,438	15,420	16,858	4,046	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,770	1,326	12,015	69		1,344	12,065	13,410	2,404	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,887	1,693	15,927	40		1,693	15,967	17,660	1,731	2007	10/04	40 years
Laguna Vista, Dallas, TX	17,568	288	20,743	497		370	21,158	21,528	3,305	2006	12/04	40 years
Lake Forest, Houston, TX	12,743	335	12,267	1,519		335	13,786	14,121	2,515	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,269	1,318	16,639	697		1,318	17,336	18,654	2,477	2006	07/05	40 years
Lodge at Pecan Creek, Denton, TX	16,303	1,349	16,138	-		1,349	16,138	17,486	419	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,784	977	17,799	-		977	17,799	18,775	1,668	2009	09/05	40 years
Mariposa Villas, Dallas, TX	12,168	788	13,131	-		788	13,131	13,918	2,420	2002	01/02	40 years
Mission Oaks, San Antonio, TX	15,550	1,266	16,627	212		1,266	16,839	18,105	2,384	2005	05/05	40 years
Monticello Estate, Monticello, AR	492	36	1,493	263		285	1,508	1,793	273	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,544	1,301	14,560	-		1,301	14,560	15,861	1,214	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	3,152	340	3,061	179		340	3,241	3,581	1,108	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	12,983	571	14,300	118		587	14,403	14,990	1,551	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,381	1,022	20,131	-		1,022	20,131	21,153	988	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,643	1,153	17,688	617		1,153	18,305	19,458	2,738	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,939	960	12,226	503		960	12,729	13,689	1,994	2006	05/05	40 years
Parc at Rogers, Rogers, AR	16,904	1,482	22,993	266	(3,180)	1,749	19,813	21,562	2,496	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,728	1,744	16,876	197		1,744	17,073	18,817	1,942	2007	10/06	40 years
Preserve at Pecan Creek, Denton, TX	14,645	885	16,626	59		902	16,668	17,570	1,794	2008	10/05	40 years
River Oaks, Wylie, TX	9,633	590	11,674	148		590	11,822	12,412	2,901	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	317	23	1,537	175		198	1,537	1,736	309	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,212	52	4,007	363		297	4,126	4,423	1,062	2003	01/06	40 years
Savoy of Garland, Garland, TX	10,198	760	11,602	147		760	11,749	12,509	993	2009	10/06	40 years
Sonoma Court, Rockwall, TX	11,028	941	11,132	-		941	11,132	12,073	365	2011	07/10	40 years
Stonebridge at City Park, Houston, TX	14,358	1,545	14,786	97		1,545	14,883	16,428	2,931	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,904	1,882	13,367	135		1,882	13,502	15,384	1,110	2009	08/08	40 years
Toulon, Gautier, MS	20,700	1,993	19,727	-		1,993	19,727	21,720	700	2011	09/09	40 years
Treehouse, Irving, TX	4,917	297	2,672	85		297	2,757	3,054	601	1974	05/04	40 years
Vistas of Pinnacle Park, Dallas, TX	18,735	1,750	19,808	111		1,750	19,920	21,670	4,206	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,814	1,265	16,540	189		1,327	16,666	17,993	3,047	2004	01/04	40 years
Windsong, Fort Worth, TX	10,541	790	11,526	-		790	11,526	12,316	2,549	2002	07/03	40 years
Total Apartments Held for Investment	$ 509,337	$ 42,445	$ 560,640	$ 9,187	$ (3,180)	$ 45,186	$ 563,907	$ 609,093	$ 79,672

Schedule III
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
	(dollars in thousands)
Commercial
225 Baronne, New Orleans, LA	$ -	$ 1,162	$ 1,444	$ 7,318		$ 1,162	$ 8,761	$ 9,923	$ 7,713	1960	03/98	40 years
600 Las Colinas, Las Colinas, TX	32,800	5,751	51,759	7,038		5,751	58,797	64,548	13,395	1984	08/05	40 years
1010 Common, New Orleans, LA	13,489	2,895	13,811	23,051		2,895	36,862	39,757	27,250	1971	03/98	40 years
Bridgeview Plaza, LaCrosse, WI	6,223	-	-	635		-	635	635	223	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	30,723	5,096	45,868	8,146		5,096	54,014	59,110	11,455	1984	04/05	40 years
Ergon Office Building, Jackson, MS	1,878	201	1,914	-	(1,963)	152	-	152	152	—	11/08	40 years
Fruitland Plaza, Fruitland Park, FL	-	23	-	66		23	66	89	17	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	647	622	-	142		622	142	765	110	—	08/05	40 years
Sesame Square, Anchorage, AK	960	562	1,538	-		562	1,538	2,101	1,459	1981	04/11	40 years
Stanford Center, Dallas, TX	22,850	3,878	34,862	523		3,878	35,385	39,264	4,168	—	06/08	40 years
Total Commercial Held for Investment	$ 109,570	$ 20,191	$ 151,195	$ 46,920	$ (1,963)	$ 20,142	$ 196,201	$ 216,343	$ 65,942

Land
Audubon, Adams County, MS	$ -	$ 519	$ -	$ 297		$ 815	$ -	$ 815	$ -	—	03/07	—
Cooks Lane, Fort Worth, TX	-	1,094	-	-		1,094	-	1,094	-	—	06/04	—
Dedeaux, Gulfport, MS	1,734	1,612	-	46	(38)	1,620	-	1,620	-	—	10/06	—
Denham Springs, Denham Springs, LA	165	339	-	-		339	-	339	-	—	08/08	—
Gautier Land, Gautier, MS	691	2,526	-	128	(298)	2,356	-	2,356	-	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,440	3,131	-	381		3,512	-	3,512	-	—	03/08	—
Hunter Equities Land, Dallas, TX	-	398	-	-		398	-	398	-	—	07/08	—
Jackson Capital City Center, Jackson, MS	4,751	8,986	-	4,481	(1,310)	12,156	-	12,156	-	—	11/08	—
Kelly Lot, Farmers Branch, TX	-	81	-	-		81	-	81	-	—	04/12	—
Lacy Longhorn Land, Farmers Branch, TX	-	386	-	-		386	-	386	-	—	06/04	—
LaDue Land, Farmers Branch, TX	606	1,810	-	-		1,810	-	1,810	-	—	07/98	—
Lake Shore Villas, Humble, TX	-	81	-	3		84	-	84	-	—	03/02	—
Lubbock Land, Lubbock, TX	-	234	-	-		234	-	234	-	—	01/04	—
Luna (Carr), Farmers Branch, TX	384	589	-	-		589	-	589	-	—	07/05	—
Manhattan Land, Farmers Branch, TX	2	4,658	-	53	-	4,711	-	4,711	-	—	02/00	—
McKinney 36, Collin County, TX	3,578	1,948	-	-	(58)	1,890	-	1,890	-	—	01/98	—
McKinney Ranch Land, McKinney, TX	6,611	13,935	-	459	(2,226)	12,169	-	12,169	-	—	12/05	—
Mira Lago, Farmers Branch, TX	-	59	-	15		74	-	74	-	—	05/01	—
Nakash, Malden, MO	-	113	-	-		113	-	113	-	—	01/93	—
Nashville, Nashville, TN	-	1,256	-	53		1,309	-	1,309	-	—	06/02	—
Nicholson Croslin, Dallas, TX	116	63	-	-		63	-	63	-	—	10/98	—
Nicholson Mendoza, Dallas, TX	49	27	-	-		27	-	27	-	—	10/98	—
Ocean Estates, Gulfport, MS	-	1,418	-	390		1,808	-	1,808	-	—	10/07	—
Seminary West, Fort Worth, TX	-	146	-	-		146	-	146	-	—	07/01	—
Summer Breeze, Odessa, TX	-	687	-	-		687	-	687	-	—	06/12	—
Texas Plaza Land, Irving, TX	99	1,738	-	-	(238)	1,500	-	1,500	-	—	12/06	—
Travelers Land, Farmers Branch, TX	27,715	24,511	-	-		24,511	-	24,511	-	—	11/06	—
Travelers Land, Farmers Branch, TX	1,777	1,913	-	-		1,913	-	1,913	-	—	11/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	-	-		1,030	-	1,030	-	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	-	1,517	-	-		1,517	-	1,517	-	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	-	130	-	-		130	-	130	-	—	03/04	—
US Virgin Islands - Pearl, US Virgin Islands	3,018	14,031	-	2,284		16,315	-	16,315	-	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	259	228	-	-		228	-	228	-	—	08/08	—

												Schedule III
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
	(dollars in thousands)
Land (cont'd)
Valley View/Senlac, Farmers Branch, TX	609	780	-	-		780	-	780	-	—	12/05	—
Waco 151 Land, Waco, TX	1,218	2,106	-	-	(1,207)	899	-	899	-	—	04/07	—
Waco Swanson, Waco, TX	-	173	-	-		173	-	173	-	—	08/06	—
Walker Land, Dallas County, TX	8,397	12,613	-	-		12,613	-	12,613	-	—	09/06	—
Willowick Land, Pensacola, FL	-	137	-	-		137	-	137	-	—	01/95	—
Windmill Farms Land, Kaufman County, TX	33,415	49,879	14,140	115	(21,009)	43,126	-	43,126	-	—	11/11	—
Total Land Held for Investment	$ 99,391	$ 156,883	$ 14,140	$ 8,704	$ (26,383)	$ 153,345	$ -	$ 153,345	$ -

Corporate Departments/Investments/Misc.
TCI - Corporate	$ 11,481	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	—	—	—
	$ 11,481	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Investment	$ 729,779	$ 219,520	$ 725,976	$ 64,811	$ (31,526)	$ 218,673	$ 760,108	$ 978,780	$ 145,614

Properties Held for Sale
Apartments
Verandas at City View, Fort Worth, TX	$ 18,197	$ 2,005	$ 19,463	$ 1,267		$ 2,005	$ 20,730	$ 22,735	$ 4,658	2003	09/01	40 years
Total Apartments Held for Sale	$ 18,197	$ 2,005	$ 19,463	$ 1,267	$ -	$ 2,005	$ 20,730	$ 22,735	$ 4,658

Total Properties Held for Sale	$ 18,197	$ 2,005	$ 19,463	$ 1,267	$ -	$ 2,005	$ 20,730	$ 22,735	$ 4,658

Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	$ 11,129	$ 1,406	$ 12,650	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 1,476	2000	04/08	40 years
Total Apartments Subject to Sales Contract	$ 11,129	$ 1,406	$ 12,650	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 1,476

Commercial
Amoco Building, New Orleans, LA	$ 21,353	$ 1,233	$ 3,826	$ 6,825		$ 1,233	$ 10,652	$ 11,885	$ 7,980	1974	07/97	40 years
Eton Square, Tulsa, OK	9,213	1,469	13,219	4,207	(2,400)	1,469	15,026	16,495	6,835	1985	09/99	40 years
Thermalloy, Farmers Branch, TX	121	791	1,061	-		791	1,061	1,852	121	—	05/08	40 years
Total Commercial Subject to Sales Contract	$ 30,687	$ 3,493	$ 18,107	$ 11,032	$ (2,400)	$ 3,493	$ 26,740	$ 30,232	$ 14,936

Land
Dominion Tract, Dallas, TX	$ 1,221	$ 2,393	$ -	$ -	$ (133)	$ 2,260	$ -	$ 2,260	$ -	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	2,124	4,249	-	135	(176)	4,207	-	4,207	-	—	06/02	—
Luna Ventures, Farmers Branch TX	380	2,934	-	-		2,934	-	2,934	-	—	04/08	—
Mansfield Land, Mansfield, TX	304	543	-	3		546	-	546	-	—	09/05	—
Pioneer Crossing, Austin, TX	145	229	-	-	-	229	-	229	-	—	03/06	—
Senlac Land Tract II, Farmers Branch, TX	116	656	-	-		656	-	656	-	—	08/05	—
Sheffield Village, Grand Prairie, TX	332	1,643	-	438		2,082	-	2,082	-	—	09/03	—
Southwood Plantation 1394, Tallahassee, FL	600	1,209	-	113	(823)	500	-	500	-	—	02/06	—
Stanley Tools, Farmers Branch, TX	1,324	5,373	-	-	(301)	5,072	-	5,072	-	—	02/04	—
Whorton Land, Bentonville, AR	3,242	4,291	-	6	(2,997)	1,300	-	1,300	-	—	06/05	—
Total Land Subject to Sales Contract	$ 9,788	$ 23,521	$ -	$ 695	$ (4,429)	$ 19,786	$ -	$ 19,786	$ -

Total Properties Subject to Sales Contract	$ 51,604	$ 28,419	$ 30,757	$ 11,769	$ (8,827)	$ 24,685	$ 37,434	$ 62,118	$ 16,412

TOTAL: Real Estate	$ 799,580	$ 249,944	$ 776,196	$ 77,847	$ (40,353)	$ 245,363	$ 818,271	$ 1,063,634	$ 166,684

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31,
			SCHEDULE III
			(Continued)

	2012	2011	2010
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,146,234	$1,365,709	$1,599,475
Additions
Acquisitions, improvements and construction	15,205	83,493	49,742
Deductions
Sale of real estate	(91,504)	(312,944)	(263,349)
Asset impairments	(6,301)	9,976	(20,159)
Balance at December 31,	$1,063,634	$1,146,234	$1,365,709

Reconciliation of Accumulated Depreciation
Balance at January 1,	$157,895	$152,595	$152,291
Additions
Depreciation	22,486	27,166	26,753
Deductions
Sale of real estate	(13,697)	(21,866)	(26,449)
Balance at December 31,	$166,684	$157,895	$152,595

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
Miscellaneous non-related party notes	various	various		-	903	640	-
Miscellaneous related party notes	various	various		-	664	664	-
S Breeze I-V, LLC	5.00%	9/13		-	2,590	2,590	-
6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station)	5.25%	12/27	Excess cash flow	10,075	1,668	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	5.25%	12/27	Excess cash flow	16,313	6,363	6,363	-
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon)	5.25%	12/27	Excess cash flow	13,637	1,871	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	5.25%	12/27	Excess cash flow	13,637	3,300	4,663	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	5.25%	12/27	Excess cash flow	12,683	6,000	8,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	5.25%	12/27	Excess cash flow	11,240	1,223	1,936	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	5.25%	12/27	Excess cash flow	23,853	6,942	9,986	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	5.25%	12/27	Excess cash flow	7,588	1,323	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	5.25%	12/27	Excess cash flow	10,410	6,140	7,966	-
100% Interest in UH of Tivoli, LLC

SCHEDULE IV
(Continued)
TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)

UNSECURED LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	5.25%	12/27	Excess cash flow	16,313	2,000	2,000	-
Unified Housing Foundation, Inc.	5.00%	12/13		-	6,000	6,000	-
				$105,799	$46,987	$56,919	$-
					Accrued interest	4,441
				Allowance for estimated losses		(2,262)
						$59,098

		SCHEDULE IV
		(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
As of December 31,

	2012	2011	2010

Balance at January 1	$81,313	$71,766	$48,051
Additions
New mortgages	8,590	22,168	29,310
Funding of existing loans	-	-	8,919
Recognition of prior unaccrued interest, previously reserved	-	-	-
Increase of interest receivable on mortgage loans	10,113	1,467	3,967
Deductions
Amounts paid	(12,927)	(8,018)	(10,962)
Non-cash reduction	(1,987)	(500)	(7,519)
Cost of mortgages sold	(23,742)	(5,570)	-
Balance at December 31	$61,360	$81,313	$71,766

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with TCI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in TCI’s “Corporate Governance Guidelines”. The text of this document has been posted on TCI’s internet website at http://www.transconrealty-invest.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

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

The current directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI, its former advisor Prime, or current advisor Pillar, which took over as contractual advisor for Prime on April 30, 2011, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of  Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of  Pillar (but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

HENRY BUTLER:    Age 62, Director (Affiliated) (since December 2001) and Chairman of the Board (since May 2009)

  Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (“Pillar”) since April 30, 2011, and its predecessor, Prime (since July 2003).  Mr. Butler was owner/operator (1989 to 1991) of Butler Interests, Inc.  Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since December 2001) of the Company.  He is also Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2011) and a Director (December 2001 to July 2003) and again (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI:    Age 50, Director (Independent) (since November 2005)

Mr. Jakuszewski is currently the Senior Medical Liaison for Vein Clinics of America. Mr. Jakuszewski was Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc. a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1998-1992) of Mead Johnson Nutritional Division, USPNG; and Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski has been a Director of the Company since his election on March 16, 2004. He is also a director of ARL (since November 22, 2005) and a Director of IOT (since March 16, 2004).

SHARON HUNT:     Age 70, Director (Independent) (since October 2011).

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

TED R. MUNSELLE:    Age 57, Director (Independent) (since February 2004).

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

Board Committees

The Board of Directors held five meetings during 2012. For such year, no incumbent director attended fewer than 94% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.  Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2012.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met once during 2012.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2012.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below: [Missing Graphic Reference]

Presiding Director

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

In May 2012, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2012.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2012 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. Mr. Bertcher is employed by New Concept Energy, Inc (“NCE”).  None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, Prime, other related entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 62

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime, and (effective April 30, 2011) of Pillar; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

GENE S. BERTCHER, 64

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

LOUIS J. CORNA, 65

Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of the Company, ARL, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime, (effective April 30, 2011) of Pillar and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 61

Executive Vice President—Residential Development (since November 2006) of Prime, (effective April 30, 2011) of Pillar, ARL, TCI and IOT; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice president of Westchase Construction, Ltd. of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995).

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

DAEHO KIM, 36

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim was employed by Prime and (effective April 30, 2011) of Pillar in various financial capacities including cash manager and Assistant Director of Capital Markets.

AIMEE COLE, 33

Vice President, Corporate Controller (Since October 2011) of ARL, TCI and IOT.  For five years prior thereto, Ms. Cole was employed by Pillar (effective April 30, 2011) or Prime (since May 2008) in various accounting capacities including Senior Controller and Accounting Manager.  For more than seven years prior thereto, Ms. Cole was employed by Eenhoorn, LLC, a property management and investment company, in various accounting capacities, including Controller (January 2001 through February 2008).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2012. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

The Advisor

Pillar Income Asset Management, Inc. (“Pillar”) has been TCI’s Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees and as such, employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or ARL, nor is he a Trustee of the May Trust.

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

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the TCI stockholders; contains a broad standard governing Pillar’s liability for losses incurred by TCI; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, TCI and other entities it advises.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

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

The Advisory Agreement also provides that Pillar receive the following forms of compensation:

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

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)
a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or a related party of Pillar, without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year.

The Advisory Agreement requires Pillar to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Pillar, or any affiliate of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The TCI Advisory Agreement further provides that Pillar shall bear the cost of certain expenses of its employees, excluding fees paid to TCI’s Directors; rent and other office expenses of both Pillar and TCI (unless TCI maintains office space separate from that of Pillar); costs not directly identifiable to TCI’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.

If and to the extent that TCI shall request Pillar, or any director, officer, partner, or employee of Pillar, to render services for TCI other than those required to be rendered by the Advisory Agreement, Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and TCI from time to time.  As discussed below, under “Property Management and Real Estate Brokerage,” effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty I.

TCI entered into a Cash Management Agreement with Pillar on April 30, 2011 and terminated the previous agreement with Prime.  The Company and Pillar entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.  TCI’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of TCI are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for TCI, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including ARL and IOT. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

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

Pillar may assign the Advisory Agreement only with the prior consent of TCI.

The managers and principal executive officers of Pillar are set forth below.

Name	Managers/Officer(s)
Daniel J. Moos	President and Chief Executive Officer
Gene S. Bertcher	Executive Vice President, Chief Financial Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Construction
Mickey N. Phillips	Manager
Ryan T. Phillips	Manager

TCI had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated.  During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which was Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

Property Management

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  The general partner of Triad was PIAMI.  The limited partner of Triad was HRS Holdings, LLC. (“HRSH”)  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSH, and was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

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

Real Estate Brokerage

Regis also provides real estate brokerage services to TCI on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis.

Regis waived all fees or commissions payable other than cost reimbursements to TCI during the first calendar year expiring December 31, 2011 of a five year agreement.

ITEM 11.   EXECUTIVE COMPENSATION

TCI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of TCI, who are also officers or employees of Pillar, TCI’s advisor, are compensated by Pillar. Such executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of the compensation payable to Pillar by TCI.

The only remuneration paid by TCI is to the directors who are not officers or employees of Pillar or its related companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of TCI’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Prior to January 2010, each Independent Director was entitled to receive compensation in the amount of $30,000 per year, plus reimbursement for expenses. The Chairman of the Board was entitled to receive an additional fee of $3,000 per year. In addition, each Independent Director received an additional $250 for each Audit Committee meeting attended, plus each Independent Director received an additional fee of $1,000 per day for any special services rendered by him to TCI outside of his ordinary duties as director, plus reimbursement of expenses. On January 4, 2010, the Board of Directors reduced their compensation to $15,000 per annum and no Audit Committee fees, with the Audit Committee Chairman to receive a one-time annual fee of $500. The Company also reimburses Directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-related business.  Effective February 2011 each non-affiliated Director is entitled to receive an annual retainer of $12,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500.  Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

 During 2012, $41,051.89 was paid to non-employee Directors in total Directors’ fees for current and prior years’ services including the annual fee for services during the period January 1, 2012 through December 31, 2012. The fees paid to the directors are as follows: Sharon Hunt, $13,551.39 Robert A. Jakuszewski, $13,500; Ted R. Munselle, $14,000.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Pillar. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of December 31, 2012, there were 5,000 shares of stock options outstanding which were exercisable at $14.25 per share.  These options will expire January 1, 2015, if not exercised.

ITEM 12.   SECURITYOWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans under which equity securities of TCI are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding Securities Reflected in Column)
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	$5,000	14.25	—

See Note 10. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 20, 2013.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc. (1)(2)(3)	7,052,420	83.82%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

EQK Holdings, Inc.(1)(2)	5,669,194	67.38%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(2)	1,383,226	16.44%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,413,469 shares of Common stock outstanding at March 20, 2013.
(1)
Includes 5,669,194 shares owned by EQK Holdings, Inc. (“EQK”) directly, over which the director of EQK, Daniel J. Moos, may be deemed to be beneficial owner by virtue of his position as sole director of EQK.  The director of EQK disclaims beneficial ownership of such shares.  EQK is a wholly-owned subsidiary of American Realty Investors, Inc. (“ARL”).

(2)
Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly-owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC.  The directors of TRAC disclaim beneficial ownership of such shares.

(3)
Each of the directors of ARL, Henry A. Butler, Robert A. Jakuszewski, Ted R. Munselle and Sharon Hunt may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL.  The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 20, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**

Gene S. Bertcher	7,052,420	(2)	83.82%
Henry A. Butler	7,052,420	(2)	83.82%
Louis J. Corna	7,052,420	(2)	83.82%
Alfred Crozier	7,052,420	(2)	83.82%
Robert A. Jakuszewski	7,052,420	(2)	83.82%
Daniel J. Moos	7,052,420	(2)(3)	83.82%
Ted Munselle	7,052,420	(1)(2)	83.82%
Sharon Hunt	7,052,420	(2)	83.82%
All Directors and Executive Officers as a group (8 individuals)	7,052,420	(1)(2)(3)	83.82%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,413,469 shares of Common stock outstanding at March 20, 2013.
(1)	Ted R. Munselle has options to purchase 5,000 shares of Common stock which are presently exercisable.
(2)
Includes 5,669,194 shares owned by EQK and 1,383,226 shares owned b y TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their posfitions as executive officers and members of the Board of Directors of ARL.  The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.

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

Certain Business Relationships

Pillar Income Asset Management, Inc. (“Pillar”) has been TCI’s Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees and as such, employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

TCI had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated.  During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which was Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or ARL, nor is he a Trustee of the May Trust.

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

 Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  The general partner of Triad was PIAMI.  The limited partner of Triad was HRS Holdings, LLC. (“HRSH”)  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSH, and was entitled to receive property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.

At December 31, 2012, TCI owned approximately 81.1% of the outstanding common shares of IOT.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The Company has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

In 2012, the Company paid advisory fees of $8.9 million, construction advisory fees of $0.2 million, net income fees of $0.2 million, mortgage brokerage and equity refinancing fees of $1.9 million, cost reimbursements of $2.2 million, and interest of $1.2 million to Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $2.1 million to Regis in 2012.

As of December 31, 2012, the Company had notes and interest receivables of $58.0 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, TCI recognized $11.7 million of interest income from these related party notes receivables.

In 2012, the Company received $6.0 million in compensation for the services provided under the development agreement with UHF.

Below are sales and acquisitions that involve a related party:

On January 1, 2012, ARL and TCI agreed to rescind the April 1, 2011 sale of 100% of the general and limited partnership interest in Garden Whispering Pines, LP, which owns Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas.

On January 3, 2012, 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel sale.

On February 7, 2012, 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $1.2 million on the land parcel sale.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, we re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 5, 2012, 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.1 million on the land parcel sale.

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

On April 3, 2012, 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a gain on sale of $0.2 million on the land parcel sale.

On August 10, 2012, we purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On December 31, 2012, 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  We recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, we sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  We will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

Operating Relationships

The Company received rental revenue of $0.6 million in 2012, $0.4 million in 2011, and $2.2 million in 2010 from Pillar, Prime and its related parties for properties owned by the Company, including Addison Hanger, Browning Place, Eagle Crest, Folsom, One Hickory, Senlac, Thermalloy and Two Hickory.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2012, TCI owes ARL $10.1 million.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2012 and 2011 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2012			2011
	Farmer, Fuqua	Swalm &		Farmer, Fuqua	Swalm &
Type of Fee	& Huff	Associates		& Huff	Associates
Audit Fees	$491,992	$46,104	(1)	$476,992	$52,572	(1)
Tax Fees	40,825	-		45,200	-
Total	$532,817	$46,104		$522,192	$52,572

(1) All IOT

            The audit fees for 2012 and 2011, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2012 and 2011, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2012 and 2011 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations—Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010, and 2009

Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2011, 2010, and 2009

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_________________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 29, 2013	By:	/s/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 29, 2013

/s/ SHARON HUNT Sharon Hunt	Director	March 29, 2013

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 29, 2013

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 29, 2013

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2013

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer ( Principal Financial and Accounting Officer)	March 29, 2013

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2012

Exhibit Number	Description
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

10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350.

____________________________
*	Filed herewith.