Form 10-Q
period 2013-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2013-07-12
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at May 5, 2013)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$948,504	$978,781
Real estate held for sale at cost, net of depreciation ($11,164 for 2013 and $4,658 for 2012)	20,237	18,077
Real estate subject to sales contracts at cost, net of depreciation ($16,688 for 2013 and $16,412 for 2012)	42,874	45,706
Less accumulated depreciation	(139,345)	(145,614)
Total real estate	872,270	896,950
Notes and interest receivable
Performing (including $55,937 in 2013 and $58,007 in 2012 from related parties)	58,750	60,637
Non-performing	737	723
Less allowance for estimated losses (including $2,097 in 2013 and 2012 from related parties)	(2,262)	(2,262)
Total notes and interest receivable	57,225	59,098
Cash and cash equivalents	7,836	16,620
Related party receivables	2,279	-
Investments in unconsolidated subsidiaries and investees	5,415	5,439
Other assets	54,586	67,237
Total assets	$999,611	$1,045,344

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$712,855	$730,931
Notes related to assets held for sale	18,183	18,915
Notes related to subject to sales contracts	53,838	55,976
Stock-secured notes payable	2,212	2,221
Related party payables	-	10,057
Deferred gain (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $4,261 in 2013 and $4,282 in 2012 to related parties)	29,570	41,019
	869,754	912,215
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2013 and 2012 respectively (liquidation preference $100 per share) Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2013 and 2012 respectively	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 shares in 2013 and 2012, and outstanding 8,413,469 shares in 2013 and 2012	84	84
Treasury stock at cost; 200 shares in 2013 and 2012	(2)	(2)
Paid-in capital	272,500	272,774
Retained earnings	(159,668)	(156,559)
Total Transcontinental Realty Investors, Inc. shareholders' equity	112,915	116,298
Non-controlling interest	16,942	16,831
Total equity	129,857	133,129
Total liabilities and equity	$999,611	$1,045,344

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	2013	2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $165 and $167 for the three months ended 2013 and 2012 respectively from related parties)	$27,277	$27,215

Expenses:
Property operating expenses (including $259 and $291 for the three months ended 2013 and 2012 respectively from related parties)	13,319	13,020
Depreciation and amortization	5,021	5,157
General and administrative (including $704 and $666 for the three months ended 2013 and 2012 respectively from related parties)	1,837	2,463
Provision on impairment of notes receivable and real estate assets	-	-
Advisory fee to related party	2,138	2,303
Total operating expenses	22,315	22,943

Operating income	4,962	4,272

Other income (expense):
Interest income (including $2,139 and $3,225 for the three months ended 2013 and 2012 respectively from related parties)	2,176	3,229
Other income (including $0 and $1,500 for the three months ended 2013 and 2012 respectively from related parties)	36	1,611
Mortgage and loan interest (including $487 and $754 for the three months ended 2013 and 2012 respectively from related parties)	(9,987)	(12,477)
Deferred borrowing costs amortization	(2,433)	(896)
Loan charges and prepayment penalties	(3,982)	(2,392)
Earnings (losses) from unconsolidated subsidiaries and investees	8	(73)
Total other expenses	(14,182)	(10,998)
Loss before gain on land sales, non-controlling interest, and taxes	(9,220)	(6,726)
Gain (loss) on land sales	(48)	423
Loss from continuing operations before tax	(9,268)	(6,303)
Income tax benefit	2,195	761
Net loss from continuing operations	(7,073)	(5,542)
Discontinued operations:
Income (loss) from discontinued operations	80	(1,413)
Gain on sale of real estate from discontinued operations	6,190	3,588
Income tax expense from discontinued operations	(2,195)	(761)
Net income from discontinued operations	4,075	1,414
Net loss	(2,998)	(4,128)
Net income attributable to non-controlling interest	(111)	(79)
Net loss attributable to Transcontinental Realty Investors, Inc.	(3,109)	(4,207)
Preferred dividend requirement	(274)	(277)
Net loss applicable to common shares	$(3,383)	$(4,484)

Earnings per share - basic
Loss from continuing operations	$(0.89)	$(0.70)
Income from discontinued operations	0.48	0.17
Net loss applicable to common shares	$(0.41)	$(0.53)

Earnings per share - diluted
Loss from continuing operations	$(0.89)	$(0.70)
Income from discontinued operations	0.48	0.17
Net loss applicable to common shares	$(0.41)	$(0.53)

Weighted average common share used in computing earnings per share	8,413,469	8,413,469
Weighted average common share used in computing diluted earnings per share	8,413,469	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(7,184)	$(5,621)
Income from discontinued operations	4,075	1,414
Net loss	$(3,109)	$(4,207)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
(unaudited)
(dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-Controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$-	$16,831
Series C preferred stock dividends (7.0% per year)	(52)	-	-	-	-	-	(52)	-	-	-
Series D preferred stock dividends (8.5% per year)	(222)	-	-	-	-	-	(222)	-	-	-
Net income (loss)	(2,998)	(2,998)	-	-	-	-	-	(3,109)	-	111
Purchase of controlling interest	-	-	-	-	-	-	-	-	-	-
Sale of controlling interest	-	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2013	$129,857	$(162,154)	$1	8,413,669	$84	$(2)	$272,500	$(159,668)	$-	$16,942

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)

Net loss	$(2,998)	$(4,128)
Other comprehensive income (loss)	-	-
Total comprehensive loss	(2,998)	(4,128)
Comprehensive income attributable to non-controlling interest	(111)	(79)
Comprehensive loss attributable to Transcontinental Realty Investors, Inc.	$(3,109)	$(4,207)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(2,998)	$(4,128)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain (loss) on sale of land	48	(423)
Gain on sale of income-producing properties	(6,190)	(3,588)
Depreciation and amortization	5,166	5,737
Provision on impairment of notes receivable and real estate assets	-	-
Amortization of deferred borrowing costs	2,435	898
(Earnings) losses from unconsolidated subsidiaries and investees	(8)	73
(Increase) decrease in assets:
Accrued interest receivable	2,018	(2,824)
Other assets	-	-
Prepaid expense	(613)	7
Escrow	11,513	7,591
Earnest money	375	-
Rent receivables	813	(785)
Related party receivables	-	-
Increase (decrease) in liabilities:
Accrued interest payable	(240)	(1,500)
Related party payables	(12,336)	8,450
Other liabilities	(11,824)	(17,440)
Net cash used in operating activities	(11,841)	(7,932)

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	8,714
Originations or advances on notes receivable	(145)	(6,000)
Acquisition of land held for development	-	(10,445)
Acquisition of income-producing properties	-	-
Proceeds from sale of income-producing properties	24,267	5,363
Proceeds from sale of land	2,537	6,034
Proceeds from sale of investment in unconsolidated real estate entities	-	-
Proceeds from sale of investments	-	114
Investment in unconsolidated real estate entities	32	(55)
Improvement of land held for development	(70)	(136)
Improvement of income-producing properties	(964)	(394)
Acquisition of non-controlling interest	-	(69)
Sales of controlling interest	-	113
Construction and development of new properties	(115)	(3,111)
Net cash provided by investing activities	25,542	128

Cash Flow From Financing Activities:
Proceeds from notes payable	78,345	60,830
Recurring amortization of principal on notes payable	(4,335)	(5,596)
Payments on maturing notes payable	(94,725)	(57,668)
Debt assumption by buyer	-	-
Deferred financing costs	(1,496)	(1,654)
Contributions (distributions) to non-controlling interests	-	-
Common stock issuance	-	-
Preferred stock dividends - Series C	(52)	(53)
Preferred stock dividends - Series D	(222)	(224)
Net cash used in financing activities	(22,485)	(4,365)

Net decrease in cash and cash equivalents	(8,784)	(12,169)
Cash and cash equivalents, beginning of period	16,620	19,991
Cash and cash equivalents, end of period	$7,836	$7,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,205	$12,563

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$-	$6,000
Related party payable/receivable for ARL cost basis sales adjustment	$-	$10,445
Acquisition of land for ARL cost basis sales adjustment	$-	$(10,445)
Sale of income-producing properties at cost basis to Parent	$-	$(7,814)

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of ARL own approximately 83.8% of the Company’s common stock. TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock trades on the New York Stock Exchange under the symbol (“ARL”).

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

TCI invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  We have no employees.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.  We have no employees.

Properties

We own or had interests in a total property portfolio of 59 income-producing properties as of March 31, 2013. The properties consisted of:

•	13 commercial buildings consisting of 10 office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 3.4 million rentable square feet;

•	46 apartment communities totaling 8,239 units; excluding apartments being developed; and

•	4,105 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At March 31, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2012 was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations.

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”.  An asset is classified as held for sale after the approval of our board of directors, after an active program to sell the asset has commenced and if the sale is probable.  One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets.  Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.  The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations.  Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets.  This classification of operating results as discontinued operations applies retroactively for all periods presented.  Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2013 (dollars in thousands):

2013

Apartments	$587,867
Commercial properties	207,223
Land held for development	153,414
Real estate held for sale	31,401
Real estate subject to sales contract	59,562
Total real estate	1,039,467
Less accumulated depreciation	(167,197)
Total real estate, net of depreciation	$872,270

The highlights of our significant real estate transactions for the three months ended March 31, 2013 are listed below:

On January 8, 2013, 14.52 acres of land known as Southwood located in Tallahassee, Florida was sold at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, we sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  We recorded a gain of $6.2 million on the sale.

On March 14, 2013, 13.90 acres of land known as Sheffield located in Grand Prairie, Texas was sold to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a nominal loss on the sale of the property.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of March 31, 2013, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of March 31, 2013, there remains one apartment complex, three commercial buildings (including the Thermalloy building) and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2013, we have expended $0.1 million related to the construction or predevelopment of various apartment complexes.

We have two income-producing properties held for sale as of March 31, 2013, Laguna Vista, a 206-unit apartment complex located in Farmers Branch, Texas and 225 Baronne, a 422,037 square foot office building in New Orleans, Louisiana.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	665	Various secured interest
Summer Breeze I-V, LLC	09/13	5.00%	2,735	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,965	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			2,326
Total Performing			$ 58,750

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	640	Various secured and unsecured interest
Accrued interest			97
			$ 737

Allowance for estimated losses			(2,262)
Total			$ 57,225

(1) Related party notes

The company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Payments are due from surplus cash flow of operations, sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.  These notes are cross-collateralized to the extent that any surplus cash available from the sale or refinancing of the underlying properties.

As of January 1, 2013, the Company agreed to extend the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, and adjusted for the Company’s proportionate share of their undistributed earnings or losses via the equity method of accounting. ARL is our parent company and is considered as an unconsolidated joint venture.

Investments accounted for via the equity method consist of the following:

		Percentage ownership as of
		March 31, 2013	March 31, 2012
American Realty Investors, Inc.	(1)	1.99%	2.03%
_________________
(1)	Unconsolidated Investment in Parent Company

  Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses.  The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

For the three months ended March 31,	2013	2012
Real estate, net of accumulated depreciation	$44,951	$45,917
Notes receivable	44,472	23,106
Other assets	132,397	153,627
Notes payable	(61,442)	(63,821)
Other liabilities	(85,195)	(86,475)
Shareholders equity/partners capital	(75,183)	(72,354)

Rents and interest and other income	$4,709	$965
Depreciation	(81)	(63)
Operating expenses	(1,230)	(1,302)
Gain (loss) on land sales	12	(1,444)
Loss on sale of investment	-	(361)
Interest expense	(1,511)	(1,253)
Income (loss) from continuing operations	1,899	(3,458)
Loss from discontinued operations	-	(134)
Net Income (loss)	$1,899	$(3,592)

Companys proportionate share of earnings	$38	$(73)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2013 (dollars in thousands):

	Notes Payable	Stock Loans	Accrued Interest	Total Debt
Apartments	$493,836	$-	$1,651	$495,487
Commercial	107,389	-	247	107,636
Land	99,079	-	1,999	101,078
Real estate held for sale	18,139		44	18,183
Real estate subject to sales contract	49,642		4,196	53,838
Other	8,568	2,212	86	10,866

Total	$776,653	$2,212	$8,223	$787,088

On January 24, 2013, we refinanced the existing mortgage on Breakwater Bay apartments, a 176-unit complex located in Beaumont, Texas, for a new mortgage of $9.8 million. We paid off the existing mortgage of $9.1 million and $0.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

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

On January 28, 2013, we refinanced the existing mortgage on Capitol Hill apartments, a 156-unit complex located in Little Rock, Arkansas, for a new mortgage of $9.4 million. We paid off the existing mortgage of $8.8 million and $0.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out on May 13, 2010 to fund the development of Toulon apartments, a 240-unit complex located in Gautier, MS, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On February 25, 2013, we refinanced the existing mortgage on Mansions of Mansfield apartments, a 208-unit complex located in Mansfield, Texas, for a new mortgage of $16.3 million. We paid off the existing mortgage of $15.8 million and $1.2 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On February 25, 2013, we refinanced the existing mortgage on Preserve at Pecan Creek apartments, a 192-unit complex located in Denton, Texas, for a new mortgage of $15.1 million. We paid off the existing mortgage of $14.6 million and $1.1 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On March 25, 2013, we refinanced the existing mortgage on Parc at Clarksville apartments, a 168-unit complex, located in Clarksville, Tennessee, for a new mortgage of $13.4 million.  We paid off the existing mortgage of $13.0 million and $0.7 million in closing costs and escrows.  The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on April 1, 2053.

In conjunction with the development of various apartment projects and other developments, we drew down $.3 million in construction loans during the three months ended March 31, 2013.  This was related to the permanent closing of construction loan for Toulon apartments.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together, in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2013 (dollars in thousands):

	Pillar	ARI	Total

Related party payable, December 31, 2012	$-	$(10,057)	$(10,057)
Cash transfers	18,644	-	18,644
Advisory fees	(2,138)	-	(2,138)
Net income fee	(56)	-	(56)
Fees and commissions	(1,516)	-	(1,516)
Cost reimbursements	(603)	-	(603)
Interest expense	-	(79)	(79)
POA fees	(31)	-	(31)
Expenses paid by advisor	(2,008)	-	(2,008)
Financing (mortgage payments)	123	-	123
Purchase of obligations	(12,415)	12,336	(79)
Related party receivable, March 31, 2013	$-	$2,200	$2,200

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

 Presented below is our reportable segments’ operating income for the three months ended March 31, 2013 and 2012, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2013	Properties	Apartments	Land	Other	Total
Operating revenue	$7,273	$19,970	$34	$-	$27,277
Operating expenses	4,656	8,385	301	(23)	13,319
Depreciation and amortization	1,454	3,567	-	-	5,021
Mortgage and loan interest	1,804	6,070	1,401	712	9,987
Deferred borrowing costs	22	2,354	55	2	2,433
Loan charges & prepayment penalites	-	3,982	-	-	3,982
Interest income	-	-	-	2,176	2,176
Gain on land sales	-	-	(48)	-	(48)
Segment operating income (loss)	$(663)	$(4,388)	$(1,771)	$1,485	$(5,337)
Capital expenditures	824	31	53	-	908
Assets	162,857	518,557	170,619	-	852,033

Property Sales
Sales price	$-	$25,300	$2,250	$-	$27,550
Cost of sale	-	19,110	2,298	-	21,408
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$-	$6,190	$(48)	$-	$6,142

	Commercial
For the Three Months Ended March 31, 2012	Properties	Apartments	Land	Other	Total
Operating revenue	$8,587	$18,587	$-	$41	$27,215
Operating expenses	4,863	7,591	255	311	13,020
Depreciation and amortization	1,590	3,567	-	-	5,157
Mortgage and loan interest	2,815	6,998	1,573	1,091	12,477
Deferred borrowing costs	22	858	16	-	896
Loan charges & prepayment penalites	-	2,387	5	-	2,392
Interest income	-	-	-	3,229	3,229
Gain on land sales	-	-	423	-	423
Segment operating income (loss)	$(703)	$(2,814)	$(1,426)	$1,868	$(3,075)
Capital expenditures	447	198	5	-	650
Assets	169,054	530,054	190,146	-	889,254

Property Sales
Sales price	$-	$21,146	$6,330	$-	$27,476
Cost of sale	-	17,558	5,907	-	23,465
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$-	$3,588	$423	$-	$4,011

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended
	March 31,
	2013	2012
Segment operating loss	$(5,337)	$(3,075)
Other non-segment items of income (expense)
General and administrative	(1,837)	(2,463)
Advisory fees	(2,138)	(2,303)
Other income	36	1,611
Equity in earnings of investees	8	(73)
Income tax benefit	2,195	761
Loss from continuing operations	$(7,073)	$(5,542)

 The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2013	2012
Segment assets	$852,033	$889,254
Investments in real estate partnerships	5,415	6,230
Other assets	121,926	149,684
Assets held for sale	20,237	69,891
Total assets	$999,611	$1,115,059

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013. Included in discontinued operations are a total of three and eight properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold one apartment complex (Verandas at City View), have one apartment complex held for sale (Laguna Vista) and one commercial property held for sale (225 Baronne).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenue
Rental	$1,178	$2,978
Property operations	526	1,912
	652	1,066
Expenses
Other income	-	2
Interest expense	(219)	(1,758)
General and administration	(208)	(143)
Depreciation and amortization	(145)	(580)
Provision on impairment of real estate assets	-	-
	$(572)	$(2,479)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	80	(1,413)
Gain on sale of discontinued operations	6,190	3,588
Income from discontinued operations	$6,270	$2,175
Income tax expense	(2,195)	(761)
Net income from discontinued operations	$4,075	$1,414

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

Dynex Commercial, Inc. and Dynex Capital, Inc.

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

Petra CRE CDO 2007-1, Ltd..

On May 8, 2013, a Satisfaction of Consent Judgment was entered in Civil Action No. 2011-141, United States District Court, Eastern District of Louisiana, styled Petra CRE CDO 2007-1, Ltd. v. TCI Amoco Property, LLC and Transcontinental Realty Investors, Inc. (the “Proceeding”). TCI resolved such Proceeding by the issuance to the Plaintiff therein of a $5.0 million Promissory Note maturing March 5, 2015 secured by certain collateral. The recordation of the Satisfaction of Consent Judgment closed the Proceeding.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of March 31, 2013, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  As of March 31, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On May 18, 2010, we sold our 90.0% investment in TCI Eton Square, LP to TX Highland RS Corp, a related party, for a sales price of $12.3 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price, less the debt assumed, was given as consideration, with an interest rate of prime plus 2%, payable at maturity on May 18, 2013.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the investment remained on the books.   A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the existing lender took possession of the property and gave a credit against the existing mortgage.  A 3-year promissory note was executed for the balance owed on the mortgage.  No gain or loss was recorded on the sale of its investment.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of approximately $10.0 million.

 In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million Promissory Note payable to the order of such lender that pledges 135,000 shares of Series K Convertible Preferred Stock of ARL issued on the same date to TCI. Such Promissory Note requires regular monthly payments, is  pre-payable, and matures the earlier of March 5, 2015 or the date on which an Event of Default occurs under such Note. The issuance of the $5.0 million Promissory Note and collateral to the Lender resolved all claims of the Lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014 but before March 1, 2015, $2.5 million will be forgiven.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2013, we sold $28.1 million of land and income-producing properties. As of March 31, 2013, we owned 8,239 units in 46 residential apartment communities and 13 commercial properties of comprising approximately 3.4 million rentable square feet. In addition, we owned 4,105 acres of land held for development.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.  We have no employees.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income-producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2013 and 2012, we owned or had interests in a portfolio of 59 and 64 income-producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of March 31 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2013 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2013	2012
Continuing operations	57	57
Held for sale/subsequent sales	2	7
Total property portfolio	59	64
]

Comparison of the three months ended March 31, 2013 to the same period ended 2012

For the three months ended March 31, 2013, we reported a net loss applicable to common shares of $3.4 million or $0.41 per diluted earnings per share, as compared to a net income applicable to common shares of $4.5 million or $0.53 per diluted earnings per share for the same period ended 2012.

Expenses

Property operating expenses were $13.3 million for the three months ended March 31, 2013. This represents an increase of $0.3 million, as compared to the prior period operating expenses of $13.0 million. This change, by segment, is an increase in the apartment portfolio of $0.7 million, a decrease in the commercial portfolio of $0.2 million, an increase in land of $0.1 million and a decrease in the other portfolio of $0.3 million.  Within the apartment portfolio, there was an increase of $0.7 million in the same properties due to a prior period insurance refund and an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $0.2 million.  The other portfolio decrease related to a prior year fee for consulting services that did not reoccur in the current period.

General and administrative expenses were $1.8 million for the three months ended March 31, 2013.  This represents a decrease of $0.7 million, as compared to the prior period expenses of $2.5 million.  Although the apartment and commercial segments reflected a decrease in general and administrative services, it was a minimal change.  The majority of the change is due to the reduction in corporate professional services in the current period.

Other income (expense)

Interest income was $2.2 million for the three months ended March 31, 2013. This represents a decrease of $1.0 million, as compared to the prior period interest income of $3.2 million. The majority of the decrease is due to the cash received on one of the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  These were refinance proceeds received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $36,000 for the three months ended March 31, 2013. This represents a decrease of $1.6 million, as compared to the prior period other income of $1.6 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $10.0 million for the three months ended March 31, 2013. This represents a decrease of $2.5 million, as compared to the prior period interest expense of $12.5 million. This change, by segment, is a decrease in the apartment portfolio of $0.9 million, a decrease in the commercial portfolio of $1.0 million, a decrease in the land portfolio by $0.2 and a decrease in the other portfolio by $0.4 million. Within the apartment portfolio, the same apartment portfolio decreased $0.9 million due to the refinances closed with long term, low interest rates.  Within the commercial portfolio, the same properties decreased by $1.0 million primarily due to two commercial loans that were in default status and were accruing default interest and late fees during the prior period.  After the settlement with the lenders, the loans have been accruing interest at a lower interest rate with no late fees.  The decrease in the land and other segments relates to principal payments made during the periods, thereby requiring less future interest to be paid on debt obligations.

Deferred borrowing costs amortization was $2.4 million for the three months ended March 31, 2013.  This represents an increase of $1.5 million as compared to the prior period expense of $0.9 million.  This change, by segment, is an increase in the same-store apartment portfolio of $1.5 million due to the write off of prior loan deferred borrowing costs upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $4.0 million for the three months ended March 31, 2013.  This represents an increase of $1.6 million, as compared to the prior period expense of $2.4 million.  This change, by segment, is an increase in the same-store apartment portfolio by $1.4 million and an increase in the development properties by $0.2 million.  The same-store apartment portfolio increase was related to the prepayment penalties due from the refinancing of the existing mortgage note.  The increase related to the development portfolio was due to the closing of the construction loan for a recently completed apartment complex, into a permanent loan.  There were extension fees due to the lender for a delay in the close due to the settlement of the real estate tax protest.

Gain (loss) on land sales decreased for the three months ended March 31, 2013 as compared to the prior period. In the current period we sold 28.4 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.  In the prior period, we sold 431.6 acres of land in four separate transactions for an aggregate sales price of $6.3 million and recorded a gain of $0.4 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013. Included in discontinued operations are a total of three and eight properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold one apartment complex (Verandas at City View), have one apartment complex held for sale (Laguna Vista) and one commercial property held for sale (225 Baronne).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenue
Rental	$1,178	$2,978
Property operations	526	1,912
	652	1,066
Expenses
Other income	-	2
Interest expense	(219)	(1,758)
General and administration	(208)	(143)
Depreciation and amortization	(145)	(580)
Provision on impairment of real estate assets	-	-
	$(572)	$(2,479)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	80	(1,413)
Gain on sale of discontinued operations	6,190	3,588
Income from discontinued operations	$6,270	$2,175
Income tax expense	(2,195)	(761)
Net income from discontinued operations	$4,075	$1,414

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2013	2012	Variance

Net cash used in operating activities	$(11,841)	$(7,932)	$(3,909)
Net cash provided by investing activities	$25,542	$128	$25,414
Net cash used in financing activities	$(22,485)	$(4,365)	$(18,120)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  We used more cash to pay down related party payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   In the current period, we received more proceeds on the sale of land and income-producing properties.  The majority of the proceeds from sales were used to cover the loan obligations.  In the prior period, we spent more on the construction and development of new properties, with the completion of five apartment complexes in 2011.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $78.3 million. We used $4.3 million to make recurring note payments and $94.7 million for maturing notes, including payoffs required on sold properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2013, and a loss in 2012 and 2011; therefore, it recorded no provision for income taxes.

At March 31, 2013, TCI had a net deferred tax asset of $65.8 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, TCI joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2013, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$133,821	4.56%	$1,338
Total decrease in TCI’s annual net income			1,338
Per share			$0.16

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the first quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2012			1,230,535	406,465
January 31, 2013	-	$-	1,230,535	406,465
February 28, 2013	-	$-	1,230,535	406,465
March 31, 2013	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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
______________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 10, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRANSCONTINENTAL REALTY INVESTORS, INC.

EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2013

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
*	Filed herewith