Form 10-Q
period 2013-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2013-08-14
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding atAugust 5, 2013)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$951,100	$978,781
Real estate held for sale at cost, net of depreciation ($0 for 2013 and $4,658 for 2012)	-	18,077
Real estate subject to sales contracts at cost, net of depreciation ($1,773 for 2013 and $16,412 for 2012)	29,436	45,706
Less accumulated depreciation	(144,281)	(145,614)
Total real estate	836,255	896,950
Notes and interest receivable
Performing (including $57,683 in 2013 and $58,007 in 2012 from related parties)	60,655	60,637
Non-performing	752	723
Less allowance for estimated losses (including $2,097 in 2013 and 2012 from related parties)	(2,262)	(2,262)
Total notes and interest receivable	59,145	59,098
Cash and cash equivalents	8,994	16,620
Related party receivables	7,125	-
Investments in unconsolidated joint ventures and investees	5,740	5,439
Other assets	52,555	67,237
Total assets	$969,814	$1,045,344

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$718,255	$730,931
Notes related to assets held for sale	-	18,915
Notes related to subject to sales contracts	21,035	55,976
Stock-secured notes payable	2,204	2,221
Related party payables	-	10,057
Deferred gain (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $4,301 in 2013 and $4,282 in 2012 to related parties)	33,462	41,019
	828,052	912,215
Shareholders’ equity:
Preferred stock, Series C: $.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2013 and 2012 respectively (liquidation preference $100 per share) Series D: $.01 par value, authorized, issued and outstanding 100,000 shares in 2013 and 2012 respectively	1	1
Common stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 shares in 2013 and 2012, and outstanding 8,413,469 shares in 2013 and 2012	84	84
Treasury stock at cost; 200 shares in 2013 and 2012	(2)	(2)
Paid-in capital	272,277	272,774
Retained earnings	(147,641)	(156,559)
Total Transcontinental Realty Investors, Inc. shareholders' equity	124,719	116,298
Non-controlling interest	17,043	16,831
Total equity	141,762	133,129
Total liabilities and equity	$969,814	$1,045,344

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $166 and $167 for the three months and $331 and $335 for the six months ended 2013 and 2012 respectively from related parties)	$26,340	$26,421	$52,285	$52,221

Expenses:
Property operating expenses (including $185 and $236 for the three months and $405 and $500 for the six months ended 2013 and 2012 respectively from related parties)	11,915	12,717	24,354	24,932
Depreciation and amortization	5,412	4,947	10,250	9,930
General and administrative (including $839 and $682 for the three months and $1,544 and $1,345 for the six months ended 2013 and 2012 respectively from related parties)	1,616	771	3,441	3,213
Provision on impairment of notes receivable and real estate assets	-	-	-	-
Advisory fee to related party	2,071	2,217	4,209	4,521
Total operating expenses	21,014	20,652	42,254	42,596

Operating income	5,326	5,769	10,031	9,625

Other income (expense):
Interest income (including $2,149 and $3,866 for the three months and $4,140 and $7,091 for the six months ended 2013 and 2012 respectively from related parties)	2,119	3,869	4,296	7,098
Other income (including $0 and $1,500 for the three months and $0 and $3,000 for the six months ended 2013 and 2012 respectively from related parties)	144	1,592	180	3,312
Mortgage and loan interest (including $439 and $1,107 for the three months and $487 and $1,861 for the six months ended 2013 and 2012 respectively from related parties)	(9,654)	(11,207)	(19,246)	(22,398)
Deferred borrowing costs amortization	(946)	(1,957)	(3,378)	(2,852)
Loan charges and prepayment penalties	(3,226)	(3,769)	(7,209)	(6,162)
Loss on the sale of investments	-	(16)	-	(118)
Earnings from unconsolidated joint ventures and investees	15	9	22	(63)
Total other expenses	(11,548)	(11,479)	(25,335)	(21,183)

Loss before gain on land sales, non-controlling interest, and taxes	(6,222)	(5,710)	(15,304)	(11,558)
Gain (loss) on land sales	-	4,738	(48)	5,160
Loss from continuing operations before tax	(6,222)	(972)	(15,352)	(6,398)
Income tax benefit	6,427	1,200	8,574	1,654
Net income (loss) from continuing operations	205	228	(6,778)	(4,744)
Discontinued operations:
Income (loss) from discontinued operations	290	1,927	231	(364)
Gain on sale of real estate from discontinued operations	18,074	1,502	24,265	5,091
Income tax expense from discontinued operations	(6,427)	(1,200)	(8,574)	(1,654)
Net income from discontinued operations	11,937	2,229	15,922	3,073
Net income (loss)	12,142	2,457	9,144	(1,671)
Net income attributable to non-controlling interest	(115)	(175)	(226)	(254)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	12,027	2,282	8,918	(1,925)
Preferred dividend requirement	(277)	(277)	(551)	(554)
Net income (loss) applicable to common shares	$11,750	$2,005	$8,367	$(2,479)

Earnings per share - basic
Loss from continuing operations	$(0.02)	$(0.03)	$(0.90)	$(0.66)
Income from discontinued operations	1.42	0.26	1.89	0.37
Net income(loss) applicable to common shares	$1.40	$0.23	$0.99	$(0.29)

Earnings per share - diluted
Loss from continuing operations	$(0.02)	$(0.03)	$(0.90)	$(0.66)
Income from discontinued operations	1.42	0.26	1.89	0.37
Net income(loss) applicable to common shares	$1.40	$0.23	$0.99	$(0.29)

Weighted average common share used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469
Weighted average common share used in computing diluted earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Income (loss) from continuing operations	$90	$53	$(7,004)	$(4,998)
Income from discontinued operations	11,937	2,229	15,922	3,073
Net income (loss)	$12,027	$2,282	$8,918	$(1,925)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013
(unaudited)
(dollars in thousands)

									Accumulated
									Other	Non-
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$-	$16,831
Series C preferred stock dividends (7.0% per year)	(105)	-	-	-	-	-	(105)	-	-	-
Series D preferred stock dividends (8.5% per year)	(446)	-	-	-	-	-	(446)	-	-	-
Net income	9,144	9,144	-	-	-	-	-	8,918	-	226
Sale of controlling interest	54	-	-	-	-	-	54	-	-	-
Distributions to non-controlling interests	(14)	-	-	-	-	-	-	-	-	(14)
Balance, June 30, 2013	$141,762	$(150,012)	$1	8,413,669	$84	$(2)	$272,277	$(147,641)	$-	$17,043

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
	(dollars in thousands)

Net income (loss)	$9,144	$(1,671)
Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	9,144	(1,671)
Comprehensive income attributable to non-controlling interest	(226)	(254)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$8,918	$(1,925)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$9,144	$(1,671)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain (loss) on sale of land	48	(5,160)
Gain on sale of income-producing properties	(24,265)	(5,091)
Depreciation and amortization	10,761	11,236
Provision on impairment of notes receivable and real estate assets	-	-
Amortization of deferred borrowing costs	3,383	2,864
(Earnings) losses from unconsolidated subsidiaries and investees	(23)	8
(Increase) decrease in assets:
Accrued interest receivable	296	(6,370)
Other assets	-	-
Prepaid expense	(1,008)	5
Escrow	10,227	3,991
Earnest money	525	235
Rent receivables	2,924	(504)
Related party receivables	(7,125)	-
Increase (decrease) in liabilities:
Accrued interest payable	(2,186)	(6,790)
Related party payables	(10,057)	18,811
Other liabilities	(8,081)	(22,223)
Net cash used in operating activities	(15,437)	(10,659)

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	11,993
Originations or advances on notes receivable	(343)	(6,000)
Acquisition of land held for development	(7)	(18,948)
Acquisition of income-producing properties	-	-
Proceeds from sale of income-producing properties	75,874	37,038
Proceeds from sale of land	2,537	20,667
Proceeds from sale of investment in unconsolidated real estate entities	-	-
Proceeds from sale of investments	-	132
Investment in unconsolidated real estate entities	(278)	585
Improvement of land held for development	(290)	(164)
Improvement of income-producing properties	(3,333)	(725)
Acquisition of non-controlling interest	-	(69)
Sales of controlling interest	54	113
Construction and development of new properties	(179)	(4,185)
Net cash provided by investing activities	74,035	40,437

Cash Flow From Financing Activities:
Proceeds from notes payable	136,172	138,675
Recurring amortization of principal on notes payable	(7,504)	(14,381)
Payments on maturing notes payable	(193,031)	(153,164)
Deferred financing costs	(1,296)	(2,815)
Contributions (distributions) to non-controlling interests	(14)	(8)
Common stock issuance	-	-
Preferred stock dividends - Series C	(105)	(106)
Preferred stock dividends - Series D	(446)	(448)
Net cash used in financing activities	(66,224)	(32,247)

Net decrease in cash and cash equivalents	(7,626)	(2,469)
Cash and cash equivalents, beginning of period	16,620	19,991
Cash and cash equivalents, end of period	$8,994	$17,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,125	$23,076

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$-	$6,000
Related party payable/receivable for ARL cost basis sales adjustment	$-	$10,445
Acquisition of land for ARL cost basis sales adjustment	$-	$(10,445)

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of ARL own approximately 83.8% of the Company’s common stock. TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock trades on the New York Stock Exchange under the symbol (“ARL”).  We have no employees.

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

Properties

We own or had interests in a total property portfolio of 55 income-producing properties as of June 30, 2013. The properties consisted of:

•	10 commercial buildings consisting of seven office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 2.3 million rentable square feet;

•	45 apartment communities totaling 8,033 units; excluding apartments being developed; and

•	4,105 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At June 30, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2013 (dollars in thousands):

Apartments	$587,977
Commercial properties	209,440
Land held for development	153,683
Real estate held for sale	-
Real estate subject to sales contract	31,209
Total real estate	982,309
Less accumulated depreciation	(146,054)
Total real estate, net of depreciation	$836,255

The highlights of our significant real estate transactions for the six months ended June 30, 2013 are listed below:

On January 8, 2013, the Company sold 14.52 acres of land known as Southwood located in Tallahassee, Florida at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, the Company sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  TCI recorded a gain of $6.2 million on the sale.

On March 14, 2013, the Company sold 13.90 acres of land known as Sheffield located in Grand Prairie, Texas to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  TCI recorded a nominal loss on the sale of the property.

On April 8, 2013, the Company recorded the transfer of ownership of Eton Square, a 225,566 square foot commercial building, located in Tulsa, Oklahoma to the existing lender for satisfaction of the current mortgage note.  There was a negotiated deficiency between the value of the property and the outstanding mortgage, resulting in a promissory note for $2.0 million provided by the seller.  The promissory note is reduced by $1.0 million if timely payments are made in accordance with the note. The investment in the entity that owns this commercial building was previously sold, on May 18, 2010, to TX Highland RS Corp, a related party, for a sales price of $13.7 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the property was transferred to the existing lender and sales proceeds were credited against the outstanding debt.  We recorded a nominal gain on the sale.

On April 12, 2013, the Company was granted full title to 0.2341 acres of land known as Minivest, located in Dallas, Texas by an order of judgment.  TCI paid real estate taxes and has been maintaining the property for the years 1993-2007.

On February 2, 2012, the Company and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million. In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million Promissory Note payable to the lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K Convertible Preferred Stock of ARL issued on the same date to TCI. Such Promissory Note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million Promissory Note and collateral to the Lender resolved all claims of the Lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014 but before March 1, 2015, $2.5 million will be forgiven and collateral returned to the Company and the judgment released.

On May 9, 2013, the Company sold 225 Baronne, a 422,037 square foot building, located in New Orleans, Louisiana for a sales price of $1.5 million to an independent third party.  Proceeds of sale were used to pay down a related party payable. TCI recorded a nominal gain on the sale.

On June 7, 2013, the Company sold a 206-unit apartment complex known as Laguna Vista, located in Farmers Branch, Texas, for a sale price of $24.8 million to an independent third party. TCI recorded a gain on sale of $6.1 million.

As of July 22, 2013, several subsidiaries of the Company entered into a Twenty-Second Amendment to the Agreement for Purchase and Sale for the sale of nine residential apartment complexes.  According to the terms of the Agreement, the purchaser will assume the existing loans, secured by the property and the purchaser is in the process of obtaining approval from HUD for this transfer.  According to this Amendment, the deposits received by the Company and the title company are now only refundable if HUD does not approve the transfer of assets.  The original contract was dated December 5, 2012 and due to the restrictions on the consummation of the sale, the Company has decided that the purchase commitment is not firm and has not met the requirements to be considered “held-for-sale”.  Upon the approval from HUD, TCI will reclassify the assets as “held-for-sale”.  The properties included in this proposed transaction are Dorado Ranch, Huntington Ridge, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, and Vistas at Pinnacle Park.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of June 30, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of June 30, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2013, we have expended $0.2 million related to the construction or predevelopment of various apartment complexes.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 665	Various secured interest
Summer Breeze I-V, LLC	09/13	5.00%	2,933	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,965	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			4,033
Total Performing			$ 60,655

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	640	Various secured and unsecured interest
Accrued interest			112
			$ 752

Allowance for estimated losses			(2,262)
Total			$ 59,145

(1) Related party notes

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Payments are due from surplus cash flow of operations; sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  These notes are cross-collateralized but to the extent cash is received from a specific UHF property, it is applied against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

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

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting. ARL is our parent company and is considered as an unconsolidated joint venture.

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	June 30, 2013	June 30, 2012
American Realty Investors, Inc.1	1.99%	2.03%
_____________
1	Unconsolidated Investment in Parent Company

 Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

On May 6, 2013 TCI acquired 135,000 shares of ARL Series K Preferred stock for $270,000.  It was pledge to Petra CRE CDO and used as collateral on a $5,000,000 promissory note relating to the Amoco Building settlement agreement.  The par value per share is $2 and the liquidation preference is $22 per share.  It is convertible to common stock at a rate of 5 to 1.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of June 30,	2013	2012
Real estate, net of accumulated depreciation	$44,886	$45,829
Notes receivable	44,544	23,486
Other assets	132,221	150,771
Notes payable	(61,410)	(60,055)
Other liabilities	(87,474)	(84,593)
Shareholders' equity/partners' capital	(72,767)	(75,438)

For the Six Months Ended June 30,	2013	2012
Revenue	$6,948	$3,706
Depreciation	(152)	(126)
Operating expenses	(3,776)	(2,423)
Gain (loss) on land sales	12	(1,444)
Loss on sale of investment	-	(361)
Interest expense	(2,922)	(2,472)
Income (loss) from continuing operations	110	(3,120)
Income (loss) from discontinued operations	(15)	2,731
Net Income (loss)	$95	$(389)

Company's proportionate share of earnings	$2	$(8)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2013 (dollars in thousands):

	Notes Payable	Stock Loans	Accrued Interest	Total Debt
Apartments	$494,184	$-	$1,441	$495,625
Commercial	106,491	-	257	106,748
Land	98,658	-	2,044	100,702
Real estate held for sale	604	-	-	604
Real estate subject to sales contract	18,680	-	2,355	21,035
Other	14,395	2,204	181	16,780

Total	$733,012	$2,204	$6,278	$741,494

On January 24, 2013, the Company refinanced the existing mortgage on Breakwater Bay apartments, a 176-unit complex located in Beaumont, Texas, for a new mortgage of $9.8 million. TCI paid off the existing mortgage of $9.1 million and $0.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 25, 2013, the Company refinanced the existing mortgage on Northside on Travis apartments, a 200-unit complex located in Sherman, Texas, for a new mortgage of $13.9 million. TCI paid off the existing mortgage of $13.5 million and $1.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 28, 2013, the Company refinanced the existing mortgage on Capitol Hill apartments, a 156-unit complex located in Little Rock, Arkansas, for a new mortgage of $9.4 million. TCI paid off the existing mortgage of $8.8 million and $0.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out on May 13, 2010 to fund the development of Toulon apartments, a 240-unit complex located in Gautier, Mississippi, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On February 25, 2013, the Company refinanced the existing mortgage on Mansions of Mansfield apartments, a 208-unit complex located in Mansfield, Texas, for a new mortgage of $16.3 million. TCI paid off the existing mortgage of $15.8 million and $1.2 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On February 25, 2013, the Company refinanced the existing mortgage on Preserve at Pecan Creek apartments, a 192-unit complex located in Denton, Texas, for a new mortgage of $15.1 million. TCI paid off the existing mortgage of $14.6 million and $1.1 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On March 25, 2013, the Company refinanced the existing mortgage on Parc at Clarksville apartments, a 168-unit complex, located in Clarksville, Tennessee, for a new mortgage of $13.4 million.  TCI paid off the existing mortgage of $13.0 million and $0.7 million in closing costs and escrows.  The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on April 1, 2053.

On June 7, 2013 a wholly-owned subsidiary of IOT entered into a Settlement and Release Agreement and a Loan Purchase Agreement in order to purchase the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, at a discount.  Under the agreement, IOT is required to make monthly deposits of $250,000 through August 6, 2013 or, if an extension option is exercised, September 5, 2013, with a final lump sum payment of $28,663,277 due October 4, 2013.  Under these agreements, IOT also agreed to purchase an obligation known as the Lamar land loan, due by the Company, from BDF.  The Lamar land loan is to be purchased for $1,836,723, requiring a cash payment of $336,723 due September 5, 2013 or, if the extension option is exercised, October 4, 2013, and two promissory notes of $750,000 each.  The promissory notes will accrue interest at 5.0% and are due in full on the maturity dates, which will be six and twelve months from the closing date of September 5, 2013 or, if the extension option is exercised, October 4, 2013.  During this time, the Company is still obligated to make monthly mortgage payments of $150,000 per month according to the Fourth Modification to the Forbearance Agreement.

On June 26, 2013 the Company refinanced the existing mortgage on Dorado Ranch apartments, a 224-unit complex located in Dallas, Texas, for a new mortgage of $16.6 million. We paid off the existing mortgage of $16.2 million and $1.4 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013 the Company refinanced the existing mortgage on Legends of El Paso apartments, a 240-unit complex located in El Paso, Texas, for a new mortgage of $16 million. We paid off the existing mortgage of $15.2 million and $1.2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013 the Company refinanced the existing mortgage on Vistas of Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19 million. We paid off the existing mortgage of $18.6 million and $2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on June 26, 2053.

In conjunction with the development of various apartment projects and other developments, we drew down $0.3 million in construction loans during the six months ended June 30, 2013.  This was related to the permanent closing of the construction loan for Toulon apartments.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan.  We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2013 (dollars in thousands):

	Pillar	ARL	Total

Related party payable, December 31, 2012	$-	$(10,057)	$(10,057)
Cash transfers	5,535	-	5,535
Advisory fees	(4,209)	-	(4,209)
Net income fee	(104)	-	(104)
Fees and commissions	(2,569)	-	(2,569)
Cost reimbursements	(1,350)	-	(1,350)
Interest expense	-	(110)	(110)
POA fees	(50)	-	(50)
Expenses paid by advisor	(1,183)	-	(1,183)
Financing (mortgage payments)	48	-	48
Sales/Purchases transactions	10,973	-	10,973
Series K preferred stock acquisition	-	(270)	(270)
Intercompany property transfers	10,471	-	10,471
Purchase of obligations	(17,562)	17,562	-
Related party receivable, June 30, 2013	$-	$7,125	$7,125

During the ordinary course of business, we have related party transactions that include, but are not limited to rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the financial statements.

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

 Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2013 and 2012, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$5,892	$20,444	$-	$4	$26,340
Property operating expenses	2,967	8,697	219	32	11,915
Depreciation and amortization	1,825	3,587	-	-	5,412
Mortgage and loan interest	1,725	5,860	1,378	691	9,654
Deferred borrowing costs	19	894	32	1	946
Loan charges and prepayment penalties	-	3,200	-	26	3,226
Interest income	-	-	-	2,119	2,119
Gain (loss) on land sales	-	-	-	-	-
Segment operating income (loss)	$(644)	$(1,794)	$(1,629)	$1,373	$(2,694)
Capital expenditures	2,250	110	-	-	2,360
Real estate assets	150,234	515,080	170,941	-	836,255

Property Sales
Sales price	$26,974	$24,822	$-	$-	$51,796
Cost of sale	14,914	18,808	-	-	33,722
Gain on sale	$12,060	$6,014	$-	$-	$18,074

	Commercial
For the Three Months Ended June 30, 2012	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,142	$19,277	$-	$2	$26,421
Property operating expenses	4,095	8,394	260	(32)	12,717
Depreciation and amortization	1,416	3,531	-	-	4,947
Mortgage and loan interest	1,462	6,928	1,409	1,408	11,207
Deferred borrowing costs	22	1,900	35	-	1,957
Loan charges and prepayment penalties	-	3,730	39	-	3,769
Interest income	-	-	-	3,869	3,869
Gain on land sales	-	-	4,738	-	4,738
Segment operating income (loss)	$147	$(5,206)	$2,995	$2,495	$431
Capital expenditures	293	37	-	-	330
Real estate assets	169,990	564,506	191,015	-	925,511

Property Sales
Sales price	$6,825	$25,985	$12,650	$-	$45,460
Cost of sale	7,362	23,946	7,912	-	39,220
Gain (loss) on sale	$(537)	$2,039	$4,738	$-	$6,240

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	June 30,
	2013	2012
Segment operating income (loss)	$(2,694)	$431
Other non-segment items of income (expense)
General and administrative	(1,616)	(771)
Advisory fees	(2,071)	(2,217)
Other income	144	1,592
Earnings from unconsolidated joint ventures and investees	15	9
Loss on sale of investment	-	(16)
Income tax benefit	6,427	1,200
Net Income from continuing operations	$205	$228

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2013	2012
Segment assets	$836,255	$925,511
Investments in real estate partnerships	5,470	5,637
Notes and interest receivable	59,145	77,748
Other assets	68,944	82,007
Assets held for sale	-	2,879
Total assets	$969,814	$1,093,782

	Commercial
For the Six Months Ended June 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$11,833	$40,414	$34	$4	$52,285
Property operating expenses	6,743	17,082	520	9	24,354
Depreciation and amortization	3,096	7,154	-	-	10,250
Mortgage and loan interest	3,134	11,930	2,779	1,403	19,246
Deferred borrowing costs	40	3,248	87	3	3,378
Loan charges and prepayment penalties	-	7,183	-	26	7,209
Interest income	-	-	-	4,296	4,296
Loss on land sales	-	-	(48)	-	(48)
Segment operating income (loss)	$(1,180)	$(6,183)	$(3,400)	$2,859	$(7,904)
Capital expenditures	3,053	246	63,218	-	66,517
Real estate assets	150,234	515,080	170,941	-	836,255

Property Sales
Sales price	$26,974	$50,122	$2,250	$-	$79,346
Cost of sale	14,914	37,917	2,298	-	55,129
Gain (loss) on sale	$12,060	$12,205	$(48)	$-	$24,217

	Commercial
For the Six Months Ended June 30, 2012	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,313	$37,865	$-	$43	$52,221
Property operating expenses	8,153	15,984	516	279	24,932
Depreciation and amortization	2,832	7,098	-	-	9,930
Mortgage and loan interest	2,991	13,926	2,982	2,499	22,398
Deferred borrowing costs	43	2,758	51	-	2,852
Loan charges and prepayment penalties	-	6,118	44	-	6,162
Interest income	-	-	-	7,098	7,098
Gain on land sales	-	-	5,160	-	5,160
Segment operating income (loss)	$294	$(8,019)	$1,567	$4,363	$(1,795)
Capital expenditures	793	899	285	-	1,977
Real estate assets	169,990	564,506	191,015	-	925,511

Property Sales
Sales price	$6,825	$47,131	$18,980	$-	$72,936
Cost of sale	7,362	41,503	13,820	-	62,685
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(537)	$5,628	$5,160	$-	$10,251

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	June 30,
	2013	2012
Segment operating loss	$(7,904)	$(1,795)
Other non-segment items of income (expense)
General and administrative	(3,441)	(3,213)
Advisory fees	(4,209)	(4,521)
Other income	180	3,312
Earnings from unconsolidated joint ventures and investees	22	(63)
Loss on sale of investment	-	(118)
Income tax benefit	8,574	1,654
Loss from continuing operations	$(6,778)	$(4,744)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2013	2012
Segment assets	$836,255	$925,511
Investments in real estate partnerships	5,470	5,637
Notes and interest receivable	59,145	77,748
Other assets	68,944	82,007
Assets held for sale	-	2,879
Total assets	$969,814	$1,093,782

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013. Included in discontinued operations are a total of five and ten properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View) and three commercial properties (225 Baronne, Amoco, Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The gain on sale of the properties is also included in discontinued operations for those years.

The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Rental and other property revenues	$1,258	$3,456	$3,768	$7,850
Other income	20	943	20	939
	1,278	4,399	3,788	8,789
Expenses
Property operating expense	247	2,095	1,652	4,812
Interest expense	265	(290)	878	1,904
Loan cost amortization	2	9	4	12
Loan fee expense	-	-	-	849
General and administrative	291	160	511	324
Depreciation and amortization	183	554	512	1,308
Earnings from unconsolidated joint ventures and investees	-	(56)	-	(56)
	$988	$2,472	$3,557	$9,153
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	290	1,927	231	(364)
Gain on sale of discontinued operations	18,074	1,502	24,265	5,091
Income from discontinued operations	$18,364	$3,429	$24,496	$4,727
Income tax expense	(6,427)	(1,200)	(8,574)	(1,654)
Net income from discontinued operations	$11,937	$2,229	$15,922	$3,073

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

An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646.28 in “increased costs” and $11,161,520 for “lost opportunity” damages in favor of TCI and its subsidiaries (a total of $12,122,166.28).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of June 30, 2013, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C Cumulative Convertible Preferred Stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  As of June 30, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

There were no subsequent events for the period ended June 30, 2013.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months ended June 30, 2013, we sold $79.8 million of land and income-producing properties. As of June 30, 2013, we owned 8,033 units in 45 residential apartment communities and 10 commercial properties of comprising approximately 2.3 million rentable square feet. In addition, we owned 4,105 acres of land held for development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly-owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.  We have no employees.

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

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2013 and 2012, we owned or had interests in a portfolio of 55 and 61 income-producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of June 30 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2013 for the periods presented.

The table below shows the number of income-producing properties held at the quarter ended:

	June 30,
	2013	2012
Continuing operations	55	55
Held for sale/subsequent sales	-	6
Total property portfolio	55	61

Comparison of the three months ended June 30, 2013 to the same period ended 2012

For the three months ended June 30, 2013, we reported net income applicable to common shares of $11.8 million or $1.40 per diluted earnings per share, as compared to a net income applicable to common shares of $2.0 million or $0.23 per diluted earnings per share for the same period ended 2012.

Expenses

Property operating expenses were $11.9 million for the three months ended June 30, 2013. This represents a decrease of $0.8 million, as compared to the prior period operating expenses of $12.7 million. This change, by segment, is an increase in the apartment portfolio of $0.3 million and a decrease in the commercial portfolio of $1.1 million.  Within the apartment portfolio, there was an increase of $0.2 million in the same properties and an increase of $0.1 million in the development properties due to an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $1.1 million due to real estate tax refunds from protests and litigations for several properties.

Depreciation and amortization expenses were $5.4 million for the three months ended June 30, 2013. This represents an increase of $0.5 million, as compared to the prior period depreciation and amortization expenses of $4.9 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements and lease commissions.

General and administrative expenses were $1.6 million for the three months ended June 30, 2013.  This represents an increase of $0.8 million, as compared to the prior period expenses of $0.8 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $2.1 million for the three months ended June 30, 2013. This represents a decrease of $1.8 million, as compared to the prior period interest income of $3.9 million. The majority of the decrease is due to the cash received on one of the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  These were refinance proceeds received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $144,000 for the three months ended June 30, 2013. This represents a decrease of $1.5 million, as compared to the prior period other income of $1.6 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $9.7 million for the three months ended June 30, 2013. This represents a decrease of $1.5 million, as compared to the prior period interest expense of $11.2 million. This change, by segment, is a decrease in the apartment portfolio of $1.1 million, an increase in the commercial portfolio of $0.3 million and a decrease in the other portfolio of $0.7 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  Within the commercial portfolio, the same properties increased by $0.3 million primarily due to the correction of a property’s prior period interest expense, in the current period.  The other portfolio decreased primarily due to the reduction of the related party obligation, resulting in less interest expense owed in the current period.

Deferred borrowing costs amortization was $0.9 million for the three months ended June 30, 2013.  This represents a decrease of $1.1 million as compared to the prior period expense of $2.0 million.  The majority of the decrease is in the same-store apartment portfolio due to the higher loan deferred borrowing costs written off upon the refinance into a new mortgage note in the prior period than in the current period.

Loan charges and prepayment penalties were $3.2 million for the three months ended June 30, 2013.  This represents a decrease of $0.6 million, as compared to the prior period expense of $3.8 million.  The majority of the decrease is in the same-store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes.  There were more refinances completed in the prior period than in the current period.

There were no land sales for the three months ended June 30, 2013.  In the prior period we sold 84.75 acres of land in five separate transactions for an aggregate sales price of $12.7 million and recorded a gain of $4.7 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013. Included in discontinued operations are a total of five and ten properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View) and three commercial properties (225 Baronne, Amoco, Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2013	2012
Revenue
Rental and other property revenues	$1,258	$3,456
Other income	20	943
	1,278	4,399
Expenses
Property operating expense	247	2,095
Interest expense	265	(290)
Loan cost amortization	2	9
Loan fee expense	-	-
General and administrative	291	160
Depreciation and amortization	183	554
Earnings from unconsolidated joint ventures and investees	-	(56)
	$988	$2,472
Income from discontinued operations before gains on sale of real estate, taxes, and fees	290	1,927
Gain on sale of discontinued operations	18,074	1,502
Income from discontinued operations	$18,364	$3,429
Income tax expense	(6,427)	(1,200)
Net income from discontinued operations	$11,937	$2,229

Comparison of the six months ended June 30, 2013 to the same period ended 2012

For the six month months ended June 30, 2013, we reported a net income applicable to common shares of $8.4 million or $0.99 per diluted earnings per share, as compared to a net loss applicable to common shares of $2.5 million or $0.29 per diluted earnings per share for the same period ended 2012.

Expenses

Property operating expenses were $24.4 million for the six months ended June 30, 2013. This represents a decrease of $0.5 million, as compared to the prior period operating expenses of $24.9 million. This change, by segment, is an increase in the apartment portfolio of $1.1 million, a decrease in the commercial portfolio of $1.4 million and a decrease in the other portfolio of $0.2 million.  Within the apartment portfolio, there was an increase of $1.0 million in the same properties and an increase of $0.1 million in the development properties due to an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $1.4 million due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior period and adjusted to capitalize according to the lease terms in the current period.  The other portfolio decreased from consulting fees incurred in the prior period.

Depreciation and amortization expenses were $10.3 million for the six months ended June 30, 2013. This represents an increase of $0.4 million, as compared to the prior period operating expenses of $9.9 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements and lease commissions.

General and administrative expenses were $3.4 million for the six months ended June 30, 2013.  This represents an increase of $0.2 million, as compared to the prior period expenses of $3.2 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $4.3 million for the six months ended June 30, 2013. This represents a decrease of $2.8 million, as compared to the prior period interest income of $7.1 million. The decrease relates to the cash received on the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  There were refinance proceeds received on one of the notes and mid-year surplus cash received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $180,000 for the six months ended June 30, 2013. This represents a decrease of $3.1 million, as compared to the prior period other income of $3.3 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $19.2 million for the six months ended June 30, 2013. This represents a decrease of $3.2 million, as compared to the prior period interest expense of $22.4 million. This change, by segment, is a decrease in the apartment portfolio of $2.0 million, an increase in the commercial portfolio of $0.1 million, a decrease in the land portfolio of $0.2 million and a decrease in the other portfolio by $1.1 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  The other portfolio decreased primarily due to the reduction of the related party obligation, resulting in less interest expense owed in the current period.

Deferred borrowing costs amortization was $3.4 million for the six months ended June 30, 2013.  This represents an increase of $0.5 million as compared to the prior period expense of $2.9 million.  The majority of the increase is in the same-store apartment portfolio due to the higher loan deferred borrowing costs written off upon the refinance into a new mortgage note in the current period than in the prior period.

Loan charges and prepayment penalties were $7.2 million for the six months ended June 30, 2013.  This represents an increase of $1.0 million, as compared to the prior period expense of $6.2 million.  The majority of the increase is in the same-store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes.  There were more refinances completed in the current period than in the prior period.

Gain (loss) on land sales decreased for the six months ended June 30, 2013 as compared to the prior period. In the current period we sold 28.4 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.  In the prior period, we sold 516.33 acres of land in nine separate transactions for an aggregate sales price of $19.0 million and recorded a gain of $5.2 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013. Included in discontinued operations are a total of five and ten properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View) and three commercial properties (225 Baronne, Amoco, Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).

The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2013	2012
Revenue
Rental and other property revenues	$3,768	$7,850
Other income	20	939
	3,788	8,789
Expenses
Property operating expense	1,652	4,812
Interest expense	878	1,904
Loan cost amortization	4	12
Loan fee expense	-	849
General and administrative	511	324
Depreciation and amortization	512	1,308
Earnings from unconsolidated joint ventures and investees	-	(56)
	$3,557	$9,153
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	231	(364)
Gain on sale of discontinued operations	24,265	5,091
Income from discontinued operations	$24,496	$4,727
Income tax expense	(8,574)	(1,654)
Net income from discontinued operations	$15,922	$3,073

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2013	2012	Variance

Net cash used in operating activities	$(15,707)	$(10,659)	$(5,048)
Net cash provided by investing activities	$74,305	$40,437	$33,868
Net cash used in financing activities	$(66,224)	$(32,247)	$(33,977)

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

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   In the current period, we received more proceeds on the sale of land and income-producing properties but received less proceeds from notes receivable.  The majority of the proceeds from sales were used to cover the loan obligations.  In the prior period, we spent more on the construction and development of new properties.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  There were more sales proceeds used to pay off debt obligations in the current period than in the prior period.

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

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in real estate costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2013 and a loss in 2012; therefore, it recorded no provision for income taxes.

At June 30, 2013, TCI had a net deferred tax asset of $72.1 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, TCI joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2013, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$114,721	4.33%	$1,147
Total decrease in TCI’s annual net income			1,147
Per share			$0.14

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common Stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the second quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2013			1,230,535	406,465
April 30, 2013	-	$-	1,230,535	406,465
May 31, 2013	-	$-	1,230,535	406,465
June 30, 2013	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

________________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)