Form 10-Q
period 2013-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2013-11-14
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at November 5, 2013)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$942,013	$978,781
Real estate held for sale at cost, net of depreciation ($151 for 2013 and $4,658 for 2012)	-	18,077
Real estate subject to sales contracts at cost, net of depreciation ($1,861 for 2013 and $16,412 for 2012)	41,549	45,706
Less accumulated depreciation	(149,085)	(145,614)
Total real estate	834,477	896,950
Notes and interest receivable:
Performing (including $59,444 in 2013 and $58,008 in 2012 from related parties)	62,522	60,637
Non-performing	685	723
Less allowance for doubtful accounts (including $2,097 in 2013 and 2012 from related parties)	(2,395)	(2,262)
Total notes and interest receivable	60,812	59,098
Cash and cash equivalents	9,076	16,620
Related party receivables	3,856	-
Investments in unconsolidated joint ventures and investees	5,508	5,439
Other assets	57,517	67,237
Total assets	$971,246	$1,045,344

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$712,745	$730,931
Notes related to real estate held for sale	2,466	18,915
Notes related to real estate subject to sales contracts	28,068	55,976
Stock-secured notes payable	2,195	2,221
Related party payables	-	10,057
Deferred gain (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $4,783 in 2013 and $4,282 in 2012 to related parties)	37,047	41,019
Total liabilities	835,617	912,215

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2013 and 2012 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2013 and 2012 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 8,413,669 shares in 2013 and 2012 and outstanding 8,413,469 shares in 2013 and 2012	84	84
Treasury stock at cost, 200 shares in 2013 and 2012	(2)	(2)
Paid-in capital	271,998	272,774
Retained earnings	(153,592)	(156,559)
Total Transcontinental Realty Investors, Inc. shareholders' equity	118,489	116,298
Non-controlling interest	17,140	16,831
Total shareholders' equity	135,629	133,129
Total liabilities and shareholders' equity	$971,246	$1,045,344

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $165 and $164 for the three months and $497 and $499 for the nine months ended 2013 and 2012, respectively, from related parties)	$26,616	$26,915	$78,901	$79,136

Expenses:
Property operating expenses (including $196 and $225 for the three months and $602 and $735 for the nine months ended 2013 and 2012, respectively, from related parties)	13,198	13,343	37,535	38,254
Depreciation and amortization	5,275	4,965	15,525	14,871
General and administrative (including $721 and $547 for the three months and $2,264 and $1,796 for the nine months ended 2013 and 2012, respectively, from related parties)	1,545	968	4,990	4,176
Provision on impairment of notes receivable and real estate assets	214	-	214	-
Advisory fee to related party	2,168	2,198	6,377	6,719
Total operating expenses	22,400	21,474	64,641	64,020
Net operating income	4,216	5,441	14,260	15,116

Other income (expenses):
Interest income (including $2,168 and $1,092 for the three months and $6,456 and $8,107 for the nine months ended 2013 and 2012, respectively, from related parties)	2,131	1,031	6,427	8,129
Other income and expenses (including $0 and $1,500 for the three months and $0 and $4,500 for the nine months ended 2013 and 2012, respectively, from related parties)	77	1,218	257	4,529
Mortgage and loan interest (including $397 and $714 for the three months and $1,323 and $2,193 for the nine months ended 2013 and 2012, respectively, from related parties)	(8,873)	(10,198)	(28,110)	(32,586)
Deferred borrowing costs amortization	(90)	552	(3,468)	(2,299)
Loan charges and prepayment penalties	-	(35)	(7,208)	(6,197)

Loss on the sale of investments	(275)	-	(283)	(118)
Earnings (losses) from unconsolidated joint ventures and investees	(30)	5	(28)	(58)
Litigation settlement	(2,739)	(130)	(2,727)	(135)
Total other expenses	(9,799)	(7,557)	(35,140)	(28,735)
Net loss before gain on land sales, non-controlling interest, and taxes	(5,583)	(2,116)	(20,880)	(13,619)
Gain (loss) on land sales	-	2,913	(48)	8,074
Net income (loss) from continuing operations before taxes	(5,583)	797	(20,928)	(5,545)
Income tax benefit (expense)	(95)	(356)	8,476	1,279
Net income (loss) from continuing operations	(5,678)	441	(12,452)	(4,266)
Discontinued operations:
Net loss from discontinued operations	(398)	(1,098)	(174)	(1,518)
Gain on sale of real estate from discontinued operations	127	82	24,392	5,173
Income tax benefit (expense) from discontinued operations	95	356	(8,476)	(1,279)
Net income (loss) from discontinued operations	(176)	(660)	15,742	2,376
Net income (loss)	(5,854)	(219)	3,290	(1,890)
Net income attributable to non-controlling interest	(97)	(43)	(323)	(297)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(5,951)	(262)	2,967	(2,187)
Preferred dividend requirement	(279)	(277)	(830)	(831)
Net income (loss) applicable to common shares	$(6,230)	$(539)	$2,137	$(3,018)

Earnings per share - basic
Net income (loss) from continuing operations	$(0.72)	$0.01	$(1.62)	$(0.64)
Net income (loss) from discontinued operations	(0.02)	(0.08)	1.87	0.28
Net income (loss) applicable to common shares	$(0.74)	$(0.07)	$0.25	$(0.36)

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.72)	$0.01	$(1.62)	$(0.64)
Net income (loss) from discontinued operations	(0.02)	(0.08)	1.87	0.28
Net income (loss) applicable to common shares	$(0.74)	$(0.07)	$0.25	$(0.36)

Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(5,775)	$398	$(12,775)	$(4,563)
Net income (loss) from discontinued operations	(176)	(660)	15,742	2,376
Net income (loss)	$(5,951)	$(262)	$2,967	$(2,187)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$-	$16,831
Series C preferred stock dividends (7.0% per year)	(157)	-	-	-	-	-	(157)	-	-	-
Series D preferred stock dividends (9.0% per year)	(673)	-	-	-	-	-	(673)	-	-	-
Net income	3,290	3,290	-	-	-	-	-	2,967	-	323
Sale of controlling interest	54	-	-	-	-	-	54	-	-	-
Distributions to non-controlling interests	(14)	-	-	-	-	-	-	-	-	(14)
Balance, September 30, 2013	$135,629	$(155,866)	$1	8,413,669	$84	$(2)	$271,998	$(153,592)	$-	$17,140

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)

Net income (loss)	$3,290	$(1,890)
Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	3,290	(1,890)
Comprehensive income attributable to non-controlling interest	(323)	(297)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$2,967	$(2,187)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$3,290	$(1,890)
Adjustments to reconcile net income (loss) applicable to common shares to net cash flows from operating activities:
Loss (gain) on sale of land	48	(8,074)
Gain on sale of income-producing properties	(24,392)	(5,173)
Depreciation and amortization	16,036	16,663
Provision on impairment of notes receivable and real estate assets	214	-
Amortization of deferred borrowing costs	3,473	2,316
Earnings from unconsolidated joint ventures and investees	8	3
Decrease (increase) in assets:
Accrued interest receivable	(1,440)	(2,791)
Other assets	138	(1,680)
Prepaid expense	(1,932)	2
Escrow	6,007	1,794
Earnest money	1,170	235
Rent receivables	2,786	(262)
Related party receivables	(3,856)	-
Decrease in liabilities:
Accrued interest payable	(2,828)	(6,063)
Related party payables	(10,057)	(17,218)
Other liabilities	(5,141)	(18,896)
Net cash used in operating activities	(16,476)	(41,034)

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	11,993
Originations or advances on notes receivable	(488)	13,400
Acquisition of land held for development	(7)	(18,948)
Proceeds from sale of income-producing properties	76,001	39,999
Proceeds from sale of land	2,537	36,523
Proceeds from sale of investments	-	132
Investment in unconsolidated real estate entities	(77)	1,234
Improvement of land held for development	(373)	(190)
Improvement of income-producing properties	(6,396)	(2,204)
Acquisition of non-controlling interest	-	(69)
Sale of controlling interest	54	113
Construction and development of new properties	(326)	(4,664)
Net cash provided by investing activities	70,925	77,319

Cash Flow From Financing Activities:
Proceeds from notes payable	141,452	138,714
Recurring amortization of principal on notes payable	(11,356)	(17,741)
Payments on maturing notes payable	(189,837)	(166,887)
Deferred financing costs	(1,408)	(3,201)
Distributions to non-controlling interests	(14)	(8)
Preferred stock dividends - Series C	(157)	(159)
Preferred stock dividends - Series D	(673)	(672)
Net cash used in financing activities	(61,993)	(49,954)

Net decrease in cash and cash equivalents	(7,544)	(13,669)
Cash and cash equivalents, beginning of period	16,620	19,991
Cash and cash equivalents, end of period	$9,076	$6,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,322	$29,965

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$-	$6,000
Related party payable/receivable for ARL cost basis sales adjustment	$-	$10,445
Acquisition of land for ARL cost basis sales adjustment	$-	$(10,445)

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of ARL own approximately 83.8% of the Company’s common stock. ARL’s common stock trades on the New York Stock Exchange under the symbol (“ARL”).  We have no employees.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated tax return with ARL and its ultimate parent, Realty Advisors Management, Inc.

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

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”), a non-profit corporation that provides management services for the development of residential apartment projects in the future.

Properties

We own or had interests in a total property portfolio of 55 income-producing properties as of September 30, 2013. The properties consisted of:

•	10 commercial buildings consisting of seven office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 2.3 million rentable square feet;

•	45 apartment communities totaling 8,033 units; excluding apartments being developed; and

•	4,105 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At September 30, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2012, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations.

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

Real Estate, Depreciation and Impairment

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

Newly Issued Accounting Pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our Consolidated Financial Statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2013 (dollars in thousands):

Apartments	$588,035
Commercial properties	212,286
Land held for development	141,692
Real estate held for sale	151
Real estate subject to sales contract	43,410
Total real estate	985,574
Less accumulated depreciation	(151,097)
Total real estate, net of depreciation	$834,477

The highlights of our significant real estate transactions for the nine months ended September 30, 2013, are listed below:

On January 8, 2013, the Company sold 14.52 acres of land known as Southwood located in Tallahassee, Florida, at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, the Company sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas, for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  We recorded a gain of $6.2 million on the sale.

On March 14, 2013, the Company sold 13.90 acres of land known as Sheffield located in Grand Prairie, Texas, to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a nominal loss on the sale of the property.

On April 8, 2013, the Company recorded the transfer of ownership of Eton Square, a 225,566 square foot commercial building, located in Tulsa, Oklahoma, to the existing lender for satisfaction of the current mortgage note.  There was a negotiated deficiency between the value of the property and the outstanding mortgage, resulting in a promissory note for $2.0 million provided by the seller.  The promissory note is reduced by $1.0 million if timely payments are made in accordance with the note. The investment in the entity that owns this commercial building was previously sold on May 18, 2010, to TX Highland RS Corp, a related party, for a sales price of $13.7 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the property was transferred to the existing lender and sales proceeds were credited against the outstanding debt.  We recorded a nominal gain on the sale.

On April 12, 2013, the Company was granted full title to 0.2341 acres of land known as Minivest, located in Dallas, Texas, by an order of judgment.  We paid real estate taxes and have been maintaining the property for the years 1993-2007.

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

On May 9, 2013, the Company sold 225 Baronne, a 422,037 square foot building, located in New Orleans, Louisiana, for a sales price of $1.5 million to an independent third party.  Proceeds of sale were used to pay down a related party payable. We recorded a nominal gain on the sale.

On June 7, 2013, the Company sold a 206-unit apartment complex known as Laguna Vista, located in Farmers Branch, Texas, for a sale price of $24.8 million to an independent third party. We recorded a gain on sale of $6.1 million.

As of July 22, 2013, several subsidiaries of the Company entered into a Twenty-Second Amendment to the Agreement for Purchase and Sale for the sale of nine residential apartment complexes.  According to the terms of the Agreement, the purchaser will assume the existing loans, secured by the property and the purchaser is in the process of obtaining approval from HUD for this transfer.  According to this Amendment, the deposits received by the Company and the title company are now only refundable if HUD does not approve the transfer of assets.  The original contract was dated December 5, 2012, and due to the restrictions on the consummation of the sale, the Company has decided that the purchase commitment is not firm and has not met the requirements to be considered held for sale.  Upon the approval from HUD, we will reclassify the assets as held for sale.  The properties included in this proposed transaction are Dorado Ranch, Huntington Ridge, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, and Vistas at Pinnacle Park.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of September 30, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of September 30, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2013, we have expended $0.3 million related to the construction or predevelopment of various apartment complexes.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 664	Various secured interests
S Breeze I-V, LLC	06/14	5.00%	3,078	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			5,755
Total Performing			$ 62,522

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	640	Various secured and unsecured interests
Accrued interest			45
Total Non-Performing			$ 685

Allowance for doubtful accounts			(2,395)
Total			$ 60,812

(1) Related party notes

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Payments are due from surplus cash flow of operations.  Sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  These notes are cross-collateralized but to the extent cash is received from a specific UHF property, it is applied against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

As of January 1, 2013, the Company agreed to extend the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest at a rate of 5.25%, before returning to the original note rate of 12.0%.

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence, are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting. ARL is our parent company and is considered as an unconsolidated joint venture.

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	September 30, 2013	September 30, 2012
American Realty Investors, Inc.(1)	1.99%	1.99%

(1) Unconsolidated investment in parent company

Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

On May 6, 2013, TCI acquired 135,000 shares of ARL Series K preferred stock for $270,000.  It was pledged to Petra CRE CDO and used as collateral on a $5.0 million promissory note relating to the Amoco building settlement agreement.  The par value per share is $2 and the liquidation preference is $22 per share.  It is convertible to common stock at a rate of 5 to 1.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of September 30,	2013	2012
Real estate, net of accumulated depreciation	$44,306	$45,901
Notes receivable	44,328	43,870
Other assets	135,883	130,418
Notes payable	(60,237)	(60,508)
Other liabilities	(93,483)	(84,628)
Shareholders' equity	(70,797)	(75,053)

For the Nine Months Ended September 30,	2013	2012
Revenue	$9,450	$5,786
Depreciation	(220)	(194)
Operating expenses	(6,420)	(3,264)
Gain (loss) on land sales	611	(1,507)
Loss on sale of investment	-	(361)
Interest expense	(4,773)	(3,245)
Loss from continuing operations	(1,352)	(2,785)
Income (loss) from discontinued operations	(15)	2,708
Net Loss	$(1,367)	$(77)

Company's proportionate share of earnings	$(27)	$(2)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2013 (dollars in thousands):

	Notes Payable	Stock Loans	Accrued Interest	Total Debt
Apartments	$492,679	$-	$1,545	$494,224
Commercial	105,557	-	258	105,815
Land	95,215	-	2,090	97,305
Real estate held for sale	2,457	-	9	2,466
Real estate subject to sales contract	26,616	-	1,452	28,068
Other	15,120	2,195	281	17,596

Total	$737,644	$2,195	$5,635	$745,474

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

On May 6, 2013, the Company signed a $5.0 million promissory note to Petra CRE CDO relating to the Amoco building settlement agreement.  The promissory note is collateralized with the ARL Series K preferred stock acquired by the Company.

On June 7, 2013, a wholly-owned subsidiary of IOT entered into a Settlement and Release Agreement and a Loan Purchase Agreement in order to purchase the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, at a discount.  Under the agreement, IOT is required to make monthly deposits of $250,000 through August 6, 2013 or, if an extension option is exercised, September 5, 2013, with a final lump sum payment of $28,663,277 due October 4, 2013.  Under these agreements, IOT also agreed to purchase an obligation known as the Lamar land loan, due by the Company, from BDF.  The Lamar land loan is to be purchased for $1,836,723, requiring a cash payment of $336,723 due September 5, 2013 or, if the extension option is exercised, October 4, 2013, and two promissory notes of $750,000 each.  The promissory notes will accrue interest at 5.0% and are due in full on the maturity dates, which will be six and twelve months from the closing date of September 5, 2013 or, if the extension option is exercised, October 4, 2013.  During this time, IOT is still obligated to make monthly mortgage interest payments of $150,000 per month according to the Fourth Modification to the Forbearance Agreement.  On October 5, 2013, the Loan Purchase Agreement was modified.  IOT was required to pay an extension fee of $300,000 and the close was extended to November 5, 2013.  IOT has the option to pay a second extension fee of $400,000 and extend the close to December 5, 2013.

On June 26, 2013, the Company refinanced the existing mortgage on Dorado Ranch apartments, a 224-unit complex located in Dallas, Texas, for a new mortgage of $16.6 million. We paid off the existing mortgage of $16.2 million and $1.4 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013, the Company refinanced the existing mortgage on Legends of El Paso apartments, a 240-unit complex located in El Paso, Texas, for a new mortgage of $16.0 million. We paid off the existing mortgage of $15.2 million and $1.2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013, the Company refinanced the existing mortgage on Vistas of Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19.0 million. We paid off the existing mortgage of $18.6 million and $2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on June 26, 2053.

On August 30, 2013, the Company obtained a loan of $1.9 million, secured by 4.02 acres of land known as Denham Springs, located in Denham Springs, Louisiana, 2.90 acres of land known as Sugar Mill, located in Baton Rouge, Louisiana, and 23.24 acres of land known as Cooks Lane, located in Fort Worth, Texas.  The existing loan on Denham Springs land for $0.1 million was paid with the proceeds from the loan.

In conjunction with the development of various apartment projects and other developments, we drew down $0.3 million in construction loans during the nine months ended September 30, 2013.  This was related to the permanent closing of the construction loan for Toulon apartments.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2013 (dollars in thousands):

	Pillar	ARL	Total

Related party payable, December 31, 2012	$-	$(10,057)	$(10,057)
Cash transfers	14,748	-	14,748
Advisory fees	(6,377)	-	(6,377)
Net income fee	(159)	-	(159)
Fees and commissions	(2,567)	-	(2,567)
Cost reimbursements	(1,984)	-	(1,984)
Interest expense	-	(137)	(137)
Expenses paid by advisor	(824)	-	(824)
Financing (mortgage payments)	22	-	22
Sales/purchases transactions	9,081	-	9,081
Series K preferred stock acquisition	-	(270)	(270)
Purchase of obligations	(11,940)	14,320	2,380
Related party receivable, September 30, 2013	$-	$3,856	$3,856

During the ordinary course of business, we have related party transactions that include, but are not limited to, rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the financial statements.

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2013 and 2012, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$5,786	$20,734	$2	$94	$26,616
Property operating expenses	3,673	9,245	261	19	13,198
Depreciation and amortization	1,681	3,594	-	-	5,275
Mortgage and loan interest	1,394	5,301	1,525	653	8,873
Deferred borrowing costs	15	5	31	39	90
Loan charges and prepayment penalties	-	-	-	-	-
Interest income	-	-	-	2,131	2,131
Gain on land sales	-	-	-	-	-
Segment operating income (loss)	$(977)	$2,589	$(1,815)	$1,514	$1,311
Capital expenditures	2,998	37	83	-	3,118
Real estate assets	151,783	511,543	171,151	-	834,477

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	(127)	-	-	(127)
Gain on sale	$-	$127	$-	$-	$127

	Commercial
For the Three Months Ended September 30, 2012	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,100	$19,810	$-	$5	$26,915
Property operating expenses	3,999	9,206	135	3	13,343
Depreciation and amortization	1,418	3,547	-	-	4,965
Mortgage and loan interest	1,521	6,221	1,502	954	10,198
Deferred borrowing costs	22	(632)	58	-	(552)
Loan charges and prepayment penalties	-	-	35	-	35
Interest income	-	-	-	1,031	1,031
Gain on land sales	-	-	2,913	-	2,913
Segment operating income	$140	$1,468	$1,183	$79	$2,870
Capital expenditures	1,265	269	-	-	1,534
Real estate assets	169,652	561,375	178,098	-	909,125

Property Sales
Sales price	$3,000	$-	$17,410	$-	$20,410
Cost of sale	2,834	84	15,112	-	18,030
Deferred current gain	-	-	615	-	615
Gain (loss) on sale	$166	$(84)	$2,913	$-	$2,995

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	September 30,
	2013	2012
Segment operating income	$1,311	$2,870
Other non-segment items of income (expense)
General and administrative	(1,545)	(968)
Provision on impairment of notes receivable and real estate assets	(214)	-
Advisory fee to related party	(2,168)	(2,198)
Other income	77	1,218
Loss on sale of investment	(275)	-
Earnings (loss) from unconsolidated joint ventures and investees	(30)	5
Litigation settlement	(2,739)	(130)
Income tax expense	(95)	(356)
Net income (loss) from continuing operations	$(5,678)	$441

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2013	2012
Segment assets	$834,477	$909,125
Investments in real estate partnerships	5,508	4,992
Notes and interest receivable	60,812	56,449
Other assets	70,449	73,699
Total assets	$971,246	$1,044,265

	Commercial
For the Nine Months Ended September 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$17,619	$61,148	$36	$98	$78,901
Property operating expenses	10,398	26,327	781	29	37,535
Depreciation and amortization	4,776	10,749	-	-	15,525
Mortgage and loan interest	4,519	17,231	4,304	2,056	28,110
Deferred borrowing costs	55	3,253	118	42	3,468
Loan charges and prepayment penalties	-	7,182	-	26	7,208
Interest income	-	-	-	6,427	6,427
Loss on land sales	-	-	48	-	48
Segment operating income (loss)	$(2,129)	$(3,594)	$(5,215)	$4,372	$(6,566)
Capital expenditures	6,050	283	364	-	6,697
Real estate assets	151,783	511,543	171,151	-	834,477

Property Sales
Sales price	$26,974	$50,122	$2,250	$-	$79,346
Cost of sale	14,914	37,790	2,298	-	55,002
Gain (loss) on sale	$12,060	$12,332	$(48)	$-	$24,344

	Commercial
For the Nine Months Ended September 30, 2012	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$21,413	$57,675	$-	$48	$79,136
Property operating expenses	12,131	25,190	651	282	38,254
Depreciation and amortization	4,226	10,645	-	-	14,871
Mortgage and loan interest	4,501	20,148	4,484	3,453	32,586
Deferred borrowing costs	64	2,126	109	-	2,299
Loan charges and prepayment penalties	-	6,118	79	-	6,197
Interest income	-	-	-	8,129	8,129
Gain on land sales	-	-	8,074	-	8,074
Segment operating income (loss)	$491	$(6,552)	$2,751	$4,442	$1,132
Capital expenditures	2,004	504	40	-	2,548
Real estate assets	169,652	561,375	178,098	-	909,125

Property Sales
Sales price	$9,825	$47,131	$36,390	$-	$93,346
Cost of sale	10,196	41,587	28,931	-	80,714
Deferred current gain	-	-	615	-	615
Gain (loss) on sale	$(371)	$5,544	$8,074	$-	$13,247

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2013	2012
Segment operating income (loss)	$(6,566)	$1,132
Other non-segment items of income (expense)
General and administrative	(4,990)	(4,176)
Provision on impairment of notes receivable and real estate assets	(214)	-
Advisory fee to related party	(6,377)	(6,719)
Other income	257	4,529
Loss on sale of investment	(283)	(118)
Earnings from unconsolidated joint ventures and investees	(28)	(58)
Litigation settlement	(2,727)	(135)
Income tax benefit	8,476	1,279
Net loss from continuing operations	$(12,452)	$(4,266)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2013	2012
Segment assets	$834,477	$909,125
Investments in real estate partnerships	5,508	4,992
Notes and interest receivable	60,812	56,449
Other assets	70,449	73,699
Total assets	$971,246	$1,044,265

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013. Included in discontinued operations are a total of six and eleven properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View), three commercial properties (225 Baronne, Amoco and Eton Square), and have one commercial property held for sale (Ergon).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The gain on sale of the properties is also included in discontinued operations for those years.

The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Rental and other property revenues	$(8)	$2,412	$3,760	$10,262
Other income (expense)	-	(1,126)	20	(187)
	(8)	1,286	3,780	10,075
Expenses
Property operating expenses	154	1,945	1,744	6,779
Interest expense	4	(256)	892	1,659
Loan cost amortization	-	5	4	17
Loan fee expense	-	-	-	849
General and administrative	232	227	823	551
Depreciation and amortization	-	463	511	1,794
Losses from unconsolidated joint ventures and investees	-	-	(20)	(56)
	390	2,384	3,954	11,593
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(398)	(1,098)	(174)	(1,518)
Gain on sale of discontinued operations	127	82	24,392	5,173
Income (loss) from discontinued operations	(271)	(1,016)	24,218	3,655
Income tax benefit (expense)	95	356	(8,476)	(1,279)
Net income (loss) from discontinued operations	$(176)	$(660)	$15,742	$2,376

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

NOTE 10. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of September 30, 2013, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. We have 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  As of September 30, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On October 11, 2013, the Company refinanced the existing mortgage on 600 Las Colinas, a 510,173 square foot commercial building located in Irving, Texas, for a new mortgage of $41.0 million.  TCI paid off the existing mortgage of $31.0 million and $5.3 million in closing costs and escrows.  The note accrues interest at 5.31% and payments of interest and principal are due monthly based upon a 30-year amortization schedule, maturing on November 1, 2023.

On October 15, 2013, the Company recorded the transfer of ownership of a 26,000 square foot commercial building known as the Ergon building and 7.95 acres of land known as Jackson Capital City land, located in Jackson, Mississippi, to the existing lender for a settlement price of $3.7 million.  The proceeds of this sale were used to pay down stock secured loans with Armed Forces Bank.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2013, we sold $79.8 million of land and income-producing properties. As of September 30, 2013, we owned 8,033 units in 45 residential apartment communities and 10 commercial properties of comprising approximately 2.3 million rentable square feet. In addition, we owned 4,105 acres of land held for development.

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

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”), a non-profit corporation that provides management services for the development of residential apartment projects in the future.

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

Allowance for Doubtful Accounts

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2013 and 2012, we owned or had interests in a portfolio of 55 and 60 income-producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2013 for the periods presented.

The table below shows the number of income-producing properties held at the quarter ended:

	September 30,
	2013	2012
Continuing operations	54	54
Held for sale/subsequent sales	1	6
Total property portfolio	55	60

Comparison of the three months ended September 30, 2013 to the same period ended 2012

For the three months ended September 30, 2013, we reported a net loss applicable to common shares of $6.2 million or $0.74 per diluted earnings per share, as compared to a net loss applicable to common shares of $0.5 million or $0.07 per diluted earnings per share for the same period ended 2012.

Revenues

Rental and other property revenues were $26.6 million for the three months ended September 30, 2013.  This represents a decrease of $0.3 million, as compared to the prior period revenues of $26.9 million.  The change, by segment, is an increase in the apartment portfolio of $0.9 million, a decrease in the commercial portfolio of $1.3 million and an increase in of $0.1 million in the land and other portfolios.  Within the apartment portfolio, the increase is due primarily to increased rent revenues.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging nearly 94%.  Within our commercial portfolio, the same properties decreased by $1.3 million related to some larger square-foot tenants down-sizing or moving out.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.  Within the land and other portfolio, the increase is due to oil and gas royalties.

Expenses

Depreciation and amortization expenses were $5.3 million for the three months ended September 30, 2013. This represents an increase of $0.3 million, as compared to the prior period depreciation and amortization expenses of $5.0 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements and lease commissions due to new leases.

General and administrative expenses were $1.5 million for the three months ended September 30, 2013.  This represents an increase of $0.5 million, as compared to the prior period expenses of $1.0 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $2.1 million for the three months ended September 30, 2013. This represents an increase of $1.1 million, as compared to the prior period interest income of $1.0 million. This increase was due to an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $77,000 for the three months ended September 30, 2013. This represents a decrease of $1.1 million, as compared to the prior period other income of $1.2 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $8.9 million for the three months ended September 30, 2013. This represents a decrease of $1.3 million, as compared to the prior period interest expense of $10.2 million. This change, by segment, is a decrease in the apartment portfolio of $0.9 million, a decrease in the commercial portfolio of $0.1 million and a decrease in the other portfolio of $0.3 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.   The other portfolio decreased primarily due to the reduction of the related party obligation, resulting in less interest expense owed in the current period.

Deferred borrowing costs amortization was $0.1 million for the three months ended September 30, 2013.  This represents an increase of $0.6 million as compared to the prior period.  The majority of the prior period amount resulted from an adjustment done on a refinance entry in the previous period.

Loss on the sale of investments was $0.3 million for the three months ended September 30, 2013.  This represents an increase of $0.3 million as compared to the prior period expense.  The loss relates to investments made in new apartment development projects that were never realized.

Litigation settlement expense was $2.7 million for the three months ended September 30, 2013.  This represents an increase of $2.6 million as compared to the prior period expense of $0.1 million.  The settlement expenses relate to guarantor settlements on various land parcels that were foreclosed upon in prior years.  In order to avoid future litigation and legal expenses, we settled and are making payment plans on the agreed upon deficiencies.

There were no land sales for the three months ended September 30, 2013.  In the prior period we sold 102.28 acres of land in seven separate transactions for an aggregate sales price of $16.1 million and recorded a gain of $2.9 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013. Included in discontinued operations are a total of six and eleven properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View), three commercial properties (225 Baronne, Amoco and Eton Square), and have one commercial property held for sale (Ergon).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2013	2012
Revenues
Rental and other property revenues	$(8)	$2,412
Other expense	-	(1,126)
	(8)	1,286
Expenses
Property operating expenses	154	1,945
Interest expense	4	(256)
Loan cost amortization	-	5
General and administrative	232	227
Depreciation and amortization	-	463
	390	2,384
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(398)	(1,098)
Gain on sale of discontinued operations	127	82
Income (loss) from discontinued operations	(271)	(1,016)
Income tax expense benefit	95	356
Net loss from discontinued operations	$(176)	$(660)

Comparison of the nine months ended September 30, 2013 to the same period ended 2012

For the nine months ended September 30, 2013, we reported a net income applicable to common shares of $2.1 million or $0.25 per diluted earnings per share, as compared to a net loss applicable to common shares of $3.0 million or $0.36 per diluted earnings per share for the same period ended 2012.

Revenues

Rental and other property revenues were $78.9 million for the nine months ended September 30, 2013.  This represents a decrease of $0.2 million, as compared to the prior period revenues of $79.1 million.  The change, by segment, is an increase in the apartment portfolio of $3.5 million, a decrease in the commercial portfolio of $3.8 million and an increase in the land and other portfolios of $0.1 million.  Within the apartment portfolio, the increase is due primarily to increased rent revenues spread across various properties.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging nearly 94%.  Within our commercial portfolio, the same properties decreased by $3.8 million related to some larger square-foot tenants down-sizing or moving out.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.  Within the land and other portfolio, the increase is due to oil and gas royalties and parking revenue.

Expenses

Property operating expenses were $37.5 million for the nine months ended September 30, 2013. This represents a decrease of $0.7 million, as compared to the prior period operating expenses of $38.2 million. This change, by segment, is an increase in the apartment portfolio of $1.1 million, a decrease in the commercial portfolio of $1.7 million, an increase in the land portfolio of $0.1 million, and a decrease in the other portfolio of $0.2 million.  Within the apartment portfolio, there was an increase of $0.9 million in the same properties and an increase of $0.2 million in the development properties due to an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $1.7 million due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior period and adjusted to capitalize according to the lease terms in the current period.  The other portfolio decreased from consulting fees incurred in the prior period.

Depreciation and amortization expenses were $15.5 million for the nine months ended September 30, 2013. This represents an increase of $0.6 million, as compared to the prior period depreciation expense of $14.9 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements and lease commissions.

General and administrative expenses were $5.0 million for the nine months ended September 30, 2013.  This represents an increase of $0.8 million, as compared to the prior period expenses of $4.2 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $6.4 million for the nine months ended September 30, 2013. This represents a decrease of $1.7 million, as compared to the prior period interest income of $8.1 million. The decrease relates to the cash received on the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  There were refinance proceeds received on one of the notes and mid-year surplus cash received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $257,000 for the nine months ended September 30, 2013. This represents a decrease of $4.2 million, as compared to the prior period other income of $4.5 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $28.1 million for the nine months ended September 30, 2013. This represents a decrease of $4.5 million, as compared to the prior period interest expense of $32.6 million. This change, by segment, is a decrease in the apartment portfolio of $2.9 million, a decrease in the land portfolio of $0.2 million and a decrease in the other portfolio by $1.4 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  The other portfolio decreased primarily due to the reduction of the related party obligation, resulting in less interest expense owed in the current period.

Deferred borrowing costs amortization was $3.5 million for the nine months ended September 30, 2013.  This represents an increase of $1.2 million as compared to the prior period expense of $2.3 million.  The majority of the increase is in the same-store apartment portfolio due to the higher loan deferred borrowing costs written off upon the refinance into a new mortgage note in the current period than in the prior period.

Loan charges and prepayment penalties were $7.2 million for the nine months ended September 30, 2013.  This represents an increase of $1.0 million, as compared to the prior period expense of $6.2 million.  The majority of the increase is in the same-store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes.  There were more refinances completed in the current period than in the prior period.

Loss on the sale of investments was $0.3 million for the nine months ended September 30, 2013.  This represents an increase of $0.2 million as compared to the prior period expense.  The loss relates to investments made in new apartment development projects that were never realized.

Litigation settlement expense was $2.7 million for the nine months ended September 30, 2013.  This represents an increase of $2.6 million as compared to the prior period expense of $0.1 million.  The settlement expenses relate to guarantor settlements on various land parcels that were foreclosed upon in prior years.  In order to avoid future litigation and legal expenses, we settled and are making payment plans on the agreed upon deficiencies.

Gain (loss) on land sales decreased for the nine months ended September 30, 2013 as compared to the prior period. In the current period we sold 28.4 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.  In the prior period, we sold 618.61 acres of land in 16 separate transactions for an aggregate sales price of $35.1 million and recorded a gain of $8.1 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013. Included in discontinued operations are a total of six and eleven properties for 2013 and 2012, respectively. Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View), three commercial properties (225 Baronne, Amoco and Eton Square), and have one commercial property held for sale (Ergon).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Revenues
Rental and other property revenues	$3,760	$10,262
Other income (expense)	20	(187)
	3,780	10,075
Expenses
Property operating expenses	1,744	6,779
Interest expense	892	1,659
Loan cost amortization	4	17
Loan fee expense	-	849
General and administrative	823	551
Depreciation and amortization	511	1,794
Losses from unconsolidated joint ventures and investees	(20)	(56)
	3,954	11,593
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(174)	(1,518)
Gain on sale of discontinued operations	24,392	5,173
Income (loss) from discontinued operations	24,218	3,655
Income tax expense expense	(8,476)	(1,279)
Net income from discontinued operations	$15,742	$2,376

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2013	2012	Variance

Net cash used in operating activities	$(16,476)	$(41,034)	$24,558
Net cash provided by investing activities	$70,925	$77,319	$(6,394)
Net cash used in financing activities	$(61,993)	$(49,954)	$(12,039)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  We used less cash to pay down related party payables and other payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. In the current period, we received less proceeds from notes receivable, and we also spent less on the acquisition of land for development.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.  TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2013, and a loss in 2012 and 2011; therefore, it recorded no provision for income taxes.

At September 30, 2013, TCI had a net deferred tax asset of $72.4 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

At September 30, 2013, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the third quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2013			1,230,535	406,465
July 31, 2013	-	$-	1,230,535	406,465
August 31, 2013	-	$-	1,230,535	406,465
September 30, 2013	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

_________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 14, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)