Form 10-K
period 2013-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2014-03-31
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No   ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $12,113,336 based upon a total of 1,361,049 shares held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2014, there were 8,413,469 shares of common stock outstanding.

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

On July 17, 2009, the Company acquired an additional 2,518,934 shares of Common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding.  Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes.   As of December 31, 2013, TCI owned 81.1% of the outstanding IOT common shares.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

TCI’s Board of Directors is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT.  The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT.  The officers of TCI also serve as officers of ARL, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc. (“RAMI”), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

On January 1, 2012, the Company entered into a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

At December 31, 2013, our income-producing properties consisted of:

•	9 commercial properties consisting of six office buildings, one industrial warehouse, and two retail properties, comprising in aggregate approximately 2.3 million square feet;

•	36 residential apartment communities comprising 6,078 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2013:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alaska	-	-	1	20,715
Arkansas	4	678	-	-
Florida	-	-	1	6,722
Louisiana-New Orleans	-	-	1	512,593
Louisiana-Other	2	384	-	-
Mississippi	7	568	-	-
Ohio	1	200	-	-
Tennessee	2	312	-	-
Texas-Greater Dallas-Ft Worth	12	2,122	5	1,651,660
Texas-Greater Houston	2	416	-	-
Texas-San Antonio	2	468	-	-
Texas -Temple	1	232	-	-
Texas-Other	3	698	-	-
Wisconsin	-	-	1	122,205
Total	36	6,078	9	2,313,895

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

We join with various third-party development companies to construct residential apartment communities.  We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At December 31, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2013, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

		Date(s)			Primary
Property	Location	Acquired	Acres	Cost	Intended Use

McKinney Multi-Tracts	McKinney, TX	1997-2008	112	$14,110	Mixed use
Mercer Crossing	Dallas, TX	1996-2013	411	63,931	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,547	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,661	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	173	1,072	Single-family residential
Windmill Farms(1)	Kaufman County, TX	2011	2,900	43,162	Single-family residential
Other Land Holdings	Various	1990-2008	382	16,877	Various
Total Land Holdings			4,100	$158,360

(1) Windmill Farms Land was acquired by TCI in 2011 from a subsidiary of ARL, its parent, as part of the approved bankruptcy plan.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2013, are discussed below:

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

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out on May 13, 2010, to fund the development of Toulon apartments, a 240-unit complex located in Gautier, Mississippi, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

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

On April 12, 2013, the Company was granted full title to 0.23 acres of land known as Minivest, located in Dallas, Texas, by an order of judgment.  We paid real estate taxes and have been maintaining the property for the years 1993-2007.

On February 2, 2012, the Company and its subsidiary, 1340 Poydras, LLC, executed a Guarantor Settlement and Consent Agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million. In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million promissory note payable to the lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K convertible preferred stock of ARL issued on the same date to TCI. Such promissory note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million promissory note and collateral to the lender resolved all claims of the lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014, but before March 1, 2015, $2.5 million will be forgiven and collateral returned to the Company and the judgment released. On February 12, 2014, the Company exercised the first prepayment option date on the settlement with Petra CRE CDO relating to the Amoco Building.  Per the agreement, the Company paid $1.2 million to settle all obligations and the remaining balance of the note and accrued interest of $3.5 million was forgiven.

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

On October 11, 2013, the company refinanced the existing mortgage on 600 Las Colinas, a 510,841 square foot commercial building located in Irving, TX, for a new mortgage of $41 million.  We paid off the existing mortgage of $31.0 million and $5.3 million in closing costs and escrows.  The note accrues interest at 5.31% and payments of principal and interest are due monthly based upon a 30-year amortization schedule, maturing on November 1, 2023.

On October 15, 2013, the Company recorded the transfer of ownership of a 26,000 square foot commercial building known as the Ergon building and 7.95 acres of land known as Jackson Capital City land, located in Jackson, Mississippi, to the existing lender for a settlement price of $10.4 million. The buyer assumed a $6.6 million note and the remaining sales proceeds were used to pay down a stock secured loan with Armed Forces Bank.

On December 20, 2013, the Company sold nine residential apartment complexes to an independent third party for the sales price of $189.6 million.  The properties included in the sale were Dorado Ranch, a 224 unit apartment complex located in Odessa, Texas, Huntington Ridge, a 198 unit apartment complex located in Desoto, Texas, Legends of El Paso, a 240 unit apartment complex located in El Paso, Texas, Mariposa Villas, a 216 unit apartment complex located in Dallas, Texas, Paramount Terrace, a 181 unit apartment complex located in Amarillo, Texas, River Oaks, a 180 unit apartment complex located in Wylie, Texas, Savoy of Garland, a 144 unit apartment complex located in Garland, Texas, Stonebridge at City Park, a 240 unit apartment complex located in Houston, Texas and Vistas of Pinnacle Park, a 332 unit apartment complex located in Dallas, Texas.  The buyer assumed the combined debt of $115.1 million secured by the properties.  A combined gain of $73.5 million was recorded on the sale.

On December 30, 2013, TCI and IOT paid off the Mercer/Travelers land and the Lamar land loans according to the Settlement and Release Agreement and a Loan Purchase Agreement executed on June 7, 2013.  According to the terms of the agreement, TCI and IOT purchased, at a discount, the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, for $29,635,211. The agreement also included the purchase of an obligation, known as the Lamar land loan, by a subsidiary of TCI, from BDF for $1,864,789, which was not discounted. The total settlement price of the agreement for the two loans was $31,500,000.  The result of this agreement was a jointly recognized gain of $7.5 million for the discount received.  Prior to the loan payoffs, TCI and IOT incurred extension fees of $1.08 million.

On December 30, 2013, RAI, a related party, obtained a $20.0 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2013, we have expended $1.2 million related to the development or predevelopment of various apartment projects.

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

We had total indebtedness at December 31, 2013 of approximately $602.8 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

On December 31, 2013, our portfolio consisted of 45 income-producing properties consisting of 36 apartments totaling 6,078 units, nine commercial properties consisting of six office buildings, one industrial warehouse, and two retail centers. In addition, we own or control 4,100 acres of improved and unimproved land for future development or sale. The average annual rental and other property revenue dollar per square foot is $11.23 for the Company’s residential apartment portfolio and $11.64 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.80%
Blue Lake Villas I	Waxahachie, TX	186	94.10%
Blue Lake Villas II	Waxahachie, TX	70	94.30%
Blue Ridge	Midland, TX	290	99.00%
Breakwater Bay	Beaumont, TX	176	93.80%
Bridgewood Ranch	Kaufman, TX	106	97.20%
Capitol Hill	Little Rock, AR	156	94.90%
Curtis Moore Estates	Greenwood, MS	104	93.30%
Dakota Arms	Lubbock, TX	208	94.70%
David Jordan Phase II	Greenwood, MS	32	96.90%
David Jordan Phase III	Greenwood, MS	40	97.50%
Desoto Ranch	DeSoto, TX	248	94.40%
Falcon Lakes	Arlington, TX	248	96.00%
Heather Creek	Mesquite, TX	200	98.50%
Lake Forest	Houston, TX	240	95.00%
Lodge at Pecan Creek	Denton, TX	192	95.30%
Mansions of Mansfield	Mansfield, TX	208	96.60%
Mission Oaks	San Antonio, TX	228	91.70%
Monticello Estate	Monticello, AR	32	96.90%
Northside on Travis	Sherman, TX	200	96.00%
Parc at Clarksville	Clarksville, TN	168	97.00%
Parc at Denham Springs	Denham Springs, LA	224	94.20%
Parc at Maumelle	Little Rock, AR	240	92.10%
Parc at Metro Center	Nashville, TN	144	98.60%
Parc at Rogers	Rogers, AR	250	97.20%
Preserve at Pecan Creek	Denton, TX	192	96.40%
Riverwalk Phase I	Greenville, MS	32	96.90%
Riverwalk Phase II	Greenville, MS	72	95.80%
Sonoma Court	Rockwall, TX	124	96.80%
Sugar Mill	Baton Rouge, LA	160	96.90%
Toulon	Gautier, MS	240	95.80%
Treehouse	Irving, TX	160	95.00%
Vistas of Vance Jackson	San Antonio, TX	240	96.30%
Windsong	Fort Worth, TX	188	95.70%
	Total Apartment Units	5,646

Apartments Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	94.50%
	Total Apartments Subject to Sale	200

Apartments Held for Sale	Location	Units	Occupancy
Pecan Pointe	Temple, TX	232	94.40%
		232

	Total Apartments /Average Occupancy rate	6,078	95.71%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	511,755	69.09%
1010 Common	New Orleans, LA	512,593	47.01%
Browning Place (Park West I)	Farmers Branch, TX	625,264	56.10%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Sesame Square	Anchorage, AK	20,715	88.89%
Stanford Center	Dallas, TX	334,024	66.67%
	Total Office Buildings	2,007,163

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	71.43%
Fruitland Park	Fruitland Park, FL	6,722	0.00%
	Total Retail Centers	128,927

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses Subject to Sales Contract	177,805

	Total Commercial	2,313,895

 Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2014	156,863	$2,714,801	$17.31	6.8%	14.0%
2015	50,889	660,306	$12.98	2.2%	3.4%
2016	423,398	3,603,611	$8.51	18.3%	18.6%
2017	72,186	2,061,696	$28.56	3.1%	10.7%
2018	135,254	2,277,597	$16.84	5.8%	11.8%
2019	206,903	3,461,685	$16.73	8.9%	17.9%
2020	61,413	1,254,043	$20.42	2.7%	6.5%
2021	6,444	121,904	$18.92	0.3%	0.6%
2022	32,586	749,478	$23.00	1.4%	3.9%
Thereafter	177,492	2,430,264	$13.69	7.7%	12.6%
Total	1,323,428	$19,335,385		57.2%	100%

(1)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	40.06
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Hunter Equities	Dallas, TX	2.56
Kelly Lot	Farmers Branch, TX	0.75
Lacy Longhorn	Farmers Branch, TX	5.08
LaDue	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Manhattan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	34.05
McKinney Ranch	McKinney,TX	77.70
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Seminary West	Fort Worth, TX	3.02
Sugar Mill Land	Baton Rouge, LA	2.90
Summer Breeze	Odessa, TX	5.98
Texas Plaza	Irving, TX	10.33
Travelers	Farmers Branch, TX	193.17
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
US Virgin Islands	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151	Waco,TX	151.40
Waco Swanson	Waco, TX	21.58
Walker	Dallas County, TX	82.59
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,900.00
	Total Land/Development	3,888.39

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	19.71
Luna Ventures	Farmers Branch, TX	26.74
Mansfield	Mansfield, TX	21.89
Pioneer Crossing	Austin, TX	17.28
Senlac	Farmers Branch, TX	11.94
Stanley Tools	Farmers Branch, TX	23.76
Whorton	Bentonville, AR	79.70
	Total Land Subject to Sales Contract	211.61

	Total Land	4,100.00

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

The Company is involved in and vigorously defending against, a number of deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20.0 million in the aggregate and will occur, if at all, in future years.

On February 13, 2013, the Court of Appeals, Fifth District of Texas at Dallas (the “Fifth Court of Appeals”) rendered an opinion involving TCI in Case No. 05-04-01358-CV styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. and Dynex Capital, Inc.  The case was on appeal from the 68th Judicial District Court of Dallas County, Texas, had previously been appealed to the Fifth Court of Appeals and further appealed to the Supreme Court of the State of Texas which had remanded the instant case back to the Fifth Court of Appeals to address certain issues.  The case had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed).  Under the original loan commitment, $160,000,000 in loans were to be made to the entities.  The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic Capital Management, Inc. (“Basic”).

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2013		2012
	High	Low	High	Low
First Quarter	$6.50	$4.10	$3.13	$1.65
Second Quarter	$10.21	$5.25	$3.45	$2.35
Third Quarter	$9.26	$6.86	$6.01	$2.79
Fourth Quarter	$9.46	$8.11	$5.95	$3.46

             On March 15, 2014, the closing price of TCI’s common stock as reported on the NYSE was $15.80 per share, and was held by approximately 3,490 holders of record.

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2013, 2012 or 2011.  Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock.  This repurchase program has no termination date. The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2013			1,230,535	406,465
October 31, 2013	-	$-	1,230,535	406,465
November 30, 2013	-	$-	1,230,535	406,465
December 31, 2013	-	$-	1,230,535	406,465
Total	-

ITEM 6.    SELECTED FINANCIAL DATA

TRANSCONTINENTAL REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$86,237	$86,615	$77,935	$73,841	$71,145
Total operating expenses	88,348	74,985	109,973	98,542	117,180
Operating income (loss)	(2,111)	11,630	(32,038)	(24,701)	(46,035)
Other expenses	(38,560)	(22,540)	(30,556)	(26,606)	(31,416)
Loss before gain on land sales, non-controlling interest, and taxes	(40,671)	(10,910)	(62,594)	(51,307)	(77,451)
Gain (loss) on land sales	(1,073)	6,935	17,011	(15,155)	6,296
Income tax benefit (expense)	40,485	(1,445)	(357)	(191)	(3,060)
Net loss from continuing operations	(1,259)	(5,420)	(45,940)	(66,653)	(74,215)
Net income (loss) from discontinuing operations	60,768	(2,684)	(663)	(445)	(5,358)
Net income (loss)	59,509	(8,104)	(46,603)	(67,098)	(79,573)
Net (income) loss attributable to non-controlling interest	(979)	(220)	282	(98)	(125)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	58,530	(8,324)	(46,321)	(67,196)	(79,698)
Preferred dividend requirement	(1,110)	(1,112)	(1,110)	(1,073)	(1,023)
Net income (loss) applicable to common shares	$57,420	$(9,436)	$(47,431)	$(68,269)	$(80,721)

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(0.40)	$(0.80)	$(5.59)	$(8.36)	$(9.29)
Income (loss) from discontinued operations	7.22	(0.32)	(0.08)	(0.05)	(0.66)
Net income (loss) applicable to common shares	$6.82	$(1.12)	$(5.67)	$(8.41)	$(9.95)
Weighted average common share used in computing earnings per share	8,413,469	8,413,469	8,370,729	8,113,575	8,113,669

Earnings per share - diluted
Loss from continuing operations	$(0.40)	$(0.80)	$(5.59)	$(8.36)	$(9.29)
Income (loss) from discontinued operations	7.22	(0.32)	(0.08)	(0.05)	(0.66)
Net income (loss) applicable to common shares	$6.82	$(1.12)	$(5.67)	$(8.41)	$(9.95)
Weighted average common share used in computing diluted earnings per share	8,413,469	8,413,469	8,370,729	8,113,575	8,113,669

BALANCE SHEET DATA
Real estate, net	$695,802	$896,950	$988,339	$1,213,114	$1,447,184
Notes and interest receivable, net	67,907	59,098	77,371	67,025	45,247
Total assets	897,671	1,045,344	1,160,324	1,384,761	1,608,287
Notes and interest payables	602,845	808,043	884,305	1,022,015	1,188,625
Stockholders' equity	191,570	133,129	141,284	183,448	245,416
Book value per share	$22.77	$15.82	$16.88	$22.61	$30.25

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2013 sold $279.8 million of land and income-producing properties. As of December 31, 2013, we owned 6,078 units in 36 residential apartment communities, nine commercial properties comprising approximately 2.3 million rentable square feet. In addition, we own 4,100 acres of land held for development. The Company currently owns income-producing properties and land in eleven states as well as in the U.S. Virgin Islands.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 33 and 44 multifamily residential properties located throughout the United States at December 31, 2013 and December 31, 2012, respectively, ranging from 32 units to 332 units.  Assets totaling $343,889,000 and $503,580,000 at December 31, 2013 and 2012, respectively,  are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.  Assets totaling $16,427,000 and $18,077,000 at December 31, 2013 and 2012, respectively,  are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income- producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented.  The other segment consists of revenue and operating expenses related to the notes receivable and corporate entities .

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2013, 2012, and 2011 as included in Item 8. “Financial Statements and Supplementary Data”.  The prior year’s property portfolios have been adjusted for subsequent sales.  Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2013, 2012 and 2011, we owned or had interests in a portfolio of 45, 60 and 66 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in subsequent years. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2013 for the year presented. The table below shows the number of income-producing properties held by year:

	2013	2012	2011

Continued operations	44	44	45
Sales subsequent to year end	1	16	21
Total property portfolio	45	60	66

Comparison of the year ended December 31, 2013 to the same period ended 2012:

For the twelve months ended December 31, 2013, we reported net income applicable to common shares of $57.4 million or $6.82 per diluted earnings per share, as compared to a net loss applicable to common shares of $9.4 million or $1.12 per diluted earnings per share for the same period ended 2012. The current year net income applicable to common shares of $57.4 million includes loss on land sales of $1.1 million, $11.3 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $60.8 million, as compared to the prior year net loss applicable to common shares of $9.4 million, which includes gain on land sales of $6.9 million, $2.3 million of provisions on the impairment of notes receivable and real estate assets, and net loss from discontinued operations of $2.7 million.

Revenues

Rental and other property revenues were $86.2 million for the twelve months ended December 31, 2013. This represents a decrease of $0.4 million, as compared to the prior year revenues of $86.6 million. This change, by segment, is an increase in the apartment portfolio of $3.5 million, offset by a decrease in the commercial portfolio of $3.9 million.  Within the apartment portfolio, the increase is due primarily to increased rental rates and occupancy.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Within the commercial portfolio, the same properties decreased by $3.9 million related to some larger square-foot tenants down-sizing or moving out.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $40.9 million for the twelve months ended December 31, 2013.  This represents a decrease of $1.4 million, as compared to the prior year operating expenses of $42.3 million.  This change, by segment, is an increase in the apartment portfolio of $1.4 million, offset by a decrease in the commercial portfolio of $2.8 million.  Within the apartment portfolio, there was an increase of $1.3 million in the same properties and an increase of $0.1 million in the development properties due to real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased $2.8 million due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior period and adjusted to capitalize according to the lease terms in the current period.

Depreciation expense was $17.2 million for the twelve months ended December 31, 2013. This represents an increase of $1.1 million, as compared to the prior year expense of $16.1 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $6.3 million for the twelve months ended December 31, 2013. This represents an increase of $1.2 million, as compared to the prior year expenses of $5.1 million. The majority of the increase is related to professional services and an increase in costs reimbursements to our Advisor.

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $11.3 million for the period ended December 31, 2013. This was an increase of $9.0 million, as compared to the prior year expense of $2.3 million. In the current year, impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $1.5 million and the remaining $0.2 million was related to provisions for losses taken on our notes receivable.  A recent appraisal done during the refinance of an office building in Dallas, Texas  resulted in a fair value lower than book basis and a potential sale of land at a value lower than book basis resulted in the impairment in the current period.  In the prior period, the $2.3 million in impairment reserves was related to our land holdings. A prior year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and an appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

Net income fee was $4.1 million for the twelve months ended December 31, 2013.  This represents an increase of $3.9 million, as compared to the prior year net income fee of $0.2 million.  The net income fee paid to Pillar is calculated at 7.5% of net income.

Other income (expense)

Interest income was $13.8 million for the twelve months ended December 31, 2013. This represents an increase of $2.1 million, as compared to the prior year income of $11.7 million. This increase was due to an agreement made on January 1, 2013, whereby the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for an early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12%.

Other income was $7.9 million for the twelve months ended December 31, 2013. This represents an increase of $1.6 million, as compared to the prior year income of $6.3 million. The increase primarily relates to the Mercer/Travelers Land note payoff.  Per the terms of the agreement, the note was paid off at a discounted rate and $7.5 million was recognized as a gain.  In the prior year, the Company recorded the fee per the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest expense was $31.6 million for the twelve months ended December 31, 2013. This represents a decrease of $4.6 million, as compared to the prior year expense of $36.2 million. This change, by segment, is a decrease in the apartment portfolio of $2.7 million, a decrease in the land portfolio of $0.5 million, a decrease in the other portfolio of $1.5 million, offset by an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates. The majority of the decrease in the other portfolio is due to a decrease in the interest paid to our Advisor.  The decrease in the land portfolio was due to land sales.

Deferred borrowing costs amortization was $2.6 million for the twelve months ended December 31, 2013. This represents an increase of $2.0 million as compared to the prior period expense of $0.6 million. This increase is mainly due to the higher loan deferred borrowing costs in the same store properties of the apartment portfolio that were written off in the current period upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $5.2 million for the twelve months ended December 31, 2013. This represents an increase of $1.6 million, as compared to the prior year expense of $3.6 million. The majority of the increase is due to the $1.1 million in extension fees paid relating to the Mercer/Travelers Land note payoff.  The same store apartment portfolio increased as well due to the prepayment penalties from the refinancing of several existing mortgage notes. There were more refinances completed in the current period than in the prior period.  The current year refinances resulted in annual interest rate savings of $3.7 million and the prior year refinances resulted in annual interest rate savings of $3.4 million.

Litigation settlement expense was $20.3 million for the twelve months ended December 31, 2013. This represents an increase of $20.1 million as compared to the prior year expense of $0.2 million. The majority of this increase relates to guarantor settlements on various real estate assets that were foreclosed upon in prior years. In order to avoid future litigation and legal expenses, we settled and are making payment plans on the agreed upon deficiencies.

Gain on land sales decreased in the current year. In the current year, we sold 36.37 acres of land in 3 separate transactions for an aggregate sales price of $13.1 million and recorded a loss of $1.1 million. The average sales price was $360,974 per acre. In the prior year, we sold 639.87 acres of land in 17 separate transactions for an aggregate sales price of $38.4 million and recorded a gain of $6.9 million. The average sales price was $60,034 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 16 and 21 income-producing properties as of 2013 and 2012, respectively.  In 2013 we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park), four commercial properties (225 Baronne, Amoco, Ergon and Eton Square) and had one apartment complex held for sale (Pecan Pointe).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues:
Rental and other property revenues	$26,036	$34,774
	26,036	34,774
Expenses:
Property operating expenses	12,201	18,161
Depreciation	4,231	6,349
General and administrative	935	961
Provision on impairment of notes receivable and real estate assets	-	2,400
Total operating expenses	17,367	27,871

Other income (expense):
Other income	29	14
Mortgage and loan interest	(6,139)	(10,806)
Deferred borrowing costs amortization	(3,009)	(1,790)
Loan charges and prepayment penalties	(3,245)	(3,472)
Earnings from unconsolidated subsidiaries and investees	30	55
Litigation settlement	(250)	(250)
Total other expenses	(12,584)	(16,249)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,915)	(9,346)
Gain on sale of real estate from discontinued operations	97,405	5,217
Income tax benefit (expense)	(32,722)	1,445
Income (loss) from discontinued operations	$60,768	$(2,684)

Comparison of the year ended December 31, 2012 to the same period ended 2011:

For the twelve months ended December 31, 2012, we reported a net loss applicable to common shares of $9.4 million or $1.12 per diluted earnings per share, as compared to a net loss applicable to common shares of $47.4 million or $5.67 per diluted earnings per share for the same period ended 2011. In 2012, the net loss applicable to common shares of $9.4 million includes gain on land sales of $6.9 million, $2.3 million of provisions on the impairment of notes receivable and real estate assets, and a net loss from discontinued operations of $2.7 million, as compared to the 2011 net loss applicable to common shares of $47.4 million, which includes gain on land sales of $17.0 million, $35.0 million of provisions on the impairment of notes receivable and real estate assets, and a net loss from discontinued operations of $0.7 million.

Revenues

Rental and other property revenues were $86.6 million for the twelve months ended December 31, 2012. This represents an increase of $8.7 million, as compared to the prior year revenues of $77.9 million. This change, by segment, is an increase in the apartment portfolio of $6.2 million, an increase in the commercial portfolio of $2.8, offset by a decrease in the land and other portfolios of $0.3 million. Within the apartment portfolio, there was an increase of $6.2 million in the developed properties as the properties completed lease up and achieved stabilized operations.  Our existing commercial portfolio increased by $2.8 million in the same store properties. This increase is due to a lease termination fee from a settlement agreement with a commercial tenant.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Depreciation and amortization expense was $16.1 million for the twelve months ended December 31, 2012. This represents an increase of $2.1 million, as compared to the prior year expense of $14.0 million. This change, by segment, is an increase in the apartment portfolio of $0.9 million and an increase in the commercial portfolio of $1.2 million. The developed properties in the apartment portfolio increased by $0.9 million as the buildings became substantially complete and depreciation began.  Within the commercial portfolio, there was an increase of $1.2 million for the same store properties.

General and administrative expenses were $5.1 million for the twelve months ended December 31, 2012. This represents a decrease of $3.9 million as compared to the prior year expenses of $9.0 million. This change was due to a decrease in administrative expenses and professional services.

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $2.3 million for the period ended December 31, 2012. This was a decrease of $32.7 million as compared to the prior year expense of $35.0 million. In 2012, the $2.3 million in impairment reserves was related to our land holdings. A sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and an appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million. In the prior period, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.4 million in land parcels we currently hold, $27.0 million in land that was sold subsequent to the prior period and $0.4 million in impairment on our investments in joint ventures. Of the impairment reserves taken in the prior period, $22.1 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $7.3 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that were determined to have a questionable recovery of our investment.

Other income (expense)

Interest income was $11.7 million for the twelve months ended December 31, 2012. This represents an increase of $6.0 million, as compared to the prior year  income of $5.7 million. The increase is due to the cash received on the cash flow notes from UHF. The residential apartments generated more surplus cash in 2012 than in the prior period, resulting in a larger recognition of previously unrecognized interest income. Prior to January 1, 2012, accrued interest was recognized to the extent cash was received and to the extent the cash received exceeded the interest owed for the current period, prior unrecognized interest was earned.

Other income was $6.3 million for the twelve months ended December 31, 2012. This represents an increase of $3.9 million, as compared to the prior year income of $2.4 million. The increase relates to the development agreement between UHF and TCI for consulting services related to the development of apartment projects, offset by miscellaneous revenue received by TCI in the prior year.

Loan charges and prepayment penalties were $3.6 million for the twelve months ended December 31, 2012. This represents an increase of $3.2 million, as compared to the prior year expense of $0.4 million. The majority of the increase is in the same apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes. There were more refinances completed in the current period than in the prior period.  The refinances during 2012 resulted in annual interest rate savings of $3.4 million and the prior year refinances resulted in annual interest rate savings of $1.1 million

Gain on land sales decreased in the current year.  In the current year, we sold 639.87 acres of land in 17 separate transactions for an aggregate sales price of $38.4 million and recorded a gain of $6.9 million. The average sales price was $60,034 per acre.  In the prior year, we sold 3,809.49 acres of land in 34 separate transactions for an aggregate sales price of $163.1 million and recorded a gain of $17.0 million. The average sales price was $42,801 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 21 and 34 income-producing properties as of 2012 and 2011, respectively. The prior periods’ discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2013. In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  In 2011, we sold 11 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), one apartment complex (Spyglass), 13 acres of land with a storage warehouse (Eagle Crest), and one apartment complex held for sale (Wildflower Villas). In addition, in 2011 we recognized the deferred gains on the sales of two apartment complexes (Bridges on Kinsey and Longfellow Arms) and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”.  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2012	2011
Revenues:
Rental and other property revenues	$34,774	$46,620
	34,774	46,620
Expenses:
Property operating expenses	18,161	25,187
Depreciation	6,349	9,067
General and administrative	961	1,269
Provision on impairment of notes receivable and real estate assets	2,400	9,968
Total operating expenses	27,871	45,491

Other income (expense):
Other income (expense)	14	(24)
Mortgage and loan interest	(10,806)	(18,808)
Deferred borrowing costs amortization	(1,790)	(805)
Loan charges and prepayment penalties	(3,472)	(1,265)
Earnings from unconsolidated subsidiaries and investees	55	453
Litigation settlement	(250)	-
Total other expenses	(16,249)	(20,449)

Loss from discontinued operations before gain on sale of real estate and taxes	(9,346)	(19,320)
Gain on sale of real estate from discontinued operations	5,217	18,300
Income tax benefit (expense)	1,445	357
Loss from discontinued operations	$(2,684)	$(663)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock.  Management anticipates that our cash as of December 31, 2013, along with cash that will be generated in 2014 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2013	2012	Variance

Net cash used in operating activities	$(66,695)	$(24,738)	$(41,957)
Net cash provided by investing activities	$269,049	$67,809	$201,240
Net cash used in financing activities	$(199,269)	$(50,061)	$(149,208)

           The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.  In addition, we have a related account in which excess cash is transferred to or from.  We used significantly more cash in the current period to pay down related party payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income- producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. In the current period we sold 11 residential apartment buildings and four commercial properties, providing over $261.5 million of sales proceeds.  In addition, we sold 36.37 acres of land which provided over $13.7 million in sales proceeds.  The majority of the sales proceeds were used to cover the loan obligations.  We continue to make capital improvements on our existing properties and primarily tenant improvements on our commercial properties during 2013.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  Proceeds from notes payable associated with the new loans and refinances provided $202.5 million. We used $15.8 million to make recurring note payments and $386.7 million for maturing notes, including payoffs required on sold properties.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2013, are shown in the table below (dollars in thousands):

	Total	2014	2015	2016-2018	Thereafter
Long-term debt obligation (1)	$956,188	$157,199	$42,074	$121,831	$635,084
Capital lease obligation	-	-	-	-	-
Operating lease obligation	29,393	472	477	1,466	26,978
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$985,581	$157,671	$42,551	$123,297	$662,062

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

As of December 31, 2013, our $599.6 million debt portfolio consisted of approximately $518.3 million of fixed-rate debt and approximately $81.4 million of variable-rate debt with interest rates ranging from 1.0% to 12.5%.  Our overall weighted average interest rate at December 31, 2013 and 2012 was 5.65% and 5.20%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2014 than they did during 2013, TCI’s interest expense would increase and net income would decrease by $0.8 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2013. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Assets
Market securities at fair value							$-
Note Receivable
Variable interest rate - fair value							$-
Instruments' maturities	$-	$-	$-	$-	$-	$-	$-
Instruments' amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$57,376
Instruments' maturities	$9,687	$272	$-	$-	$-	$47,417	57,376
Instruments' amortization	-	-	-	-	-	-	-
Interest	5,955	5,656	5,643	5,643	5,643	79,000	107,540
Average Rate	10.47%	11.86%	11.90%	11.90%	11.90%	11.90%

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$81,373
Instruments' maturities	$55,050	$281	$17,506	$-	$-	$3,792	$76,629
Instruments' amortization	796	1,825	1,773	149	159	42	4,744
Interest	1,939	1,497	1,362	275	265	64	5,402
Average Rate	5.87%	6.14%	6.11%	6.75%	6.75%	6.75%

Fixed interest rate - fair value							$518,271
Instruments' maturities	$69,546	$10,868	$34,794	$-	$-	$44,410	$159,618
Instruments' amortization	9,132	9,033	7,027	5,864	5,703	321,894	358,653
Interest	20,736	18,571	16,223	15,480	15,251	264,881	351,142
Average Rate	4.46%	4.34%	3.98%	4.52%	4.52%	4.39%

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of Transcontinental Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER , FUQUA & HUFF, PC

Richardson, Texas
March 31, 2014

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$777,974	$978,781
Real estate held for sale at cost, net of depreciation ($2,390 in 2013 and $4,658 in 2012)	16,427	18,077
Real estate subject to sales contracts at cost, net of depreciation ($1,949 in 2013 and $16,412 in 2012)	29,353	45,706
Less accumulated depreciation	(127,952)	(145,614)
Total real estate	695,802	896,950
Notes and interest receivable
Performing (including $66,431 in 2013 and $58,007 in 2012 from related parties)	69,626	60,637
Non-Performing	543	723
Less allowance for estimated losses (including $2,097 in 2013 and 2012, respectively, from related parties)	(2,262)	(2,262)
Total notes and interest receivable	67,907	59,098
Cash and cash equivalents	16,086	13,001
Restricted cash	31,799	33,983
Investments in unconsolidated subsidiaries and investees	1,697	5,439
Receivable from related party	52,380	-
Other assets	32,000	36,873
Total assets	$897,671	$1,045,344

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$562,734	$733,152
Notes related to assets held for sale	17,100	18,915
Notes related to subject to sales contracts	23,011	55,976
Payable to related party	-	10,057
Deferred revenue (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $4,697 in 2013 and $4,282 in 2012 from related parties)	50,160	41,019
	706,101	912,215

Shareholders’ equity:
Preferred Stock, authorized 10,000,000 shares, Series C: $.01 par value, authorized, issued and outstanding 30,000 shares in 2013 and 2012, respectively, (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2013 and 2012, respectively	1	1
Common Stock, $.01 par value, authorized 10,000,000 shares; issued 8,413,669 in 2013 and 2012, respectively, and outstanding 8,413,469 in 2013 and 2012, respectively	84	84
Treasury stock at cost; 200 shares in 2013 and 2012	(2)	(2)
Paid-in capital	271,720	272,774
Retained earnings	(98,029)	(156,559)
Total Transcontinental Realty Investors, Inc. shareholders' equity	173,774	116,298
Non-controlling interest	17,796	16,831
Total equity	191,570	133,129
Total liabilities and equity	$897,671	$1,045,344

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $670, $587 and $223 for the year ended 2013, 2012 and 2011, respectively, from related parties)	$86,237	$86,615	$77,935

Expenses:
Property operating expenses (including $766, $957 and $972 for the year ended 2013, 2012 and 2011, respectively, from related parties)	40,948	42,329	41,984
Depreciation	17,174	16,141	13,967
General and administrative (including $2,765, $2,427 and $3,088 for the year ended 2013, 2012 and 2011, respectively, from related parties)	6,323	5,090	8,971
Provision on impairment of notes receivable and real estate assets	11,320	2,330	35,039
Net income fee to related party	4,089	180	54
Advisory fee to related party	8,494	8,915	9,958
Total operating expenses	88,348	74,985	109,973
Operating income (loss)	(2,111)	11,630	(32,038)

Other income (expense):
Interest income (including $13,823, $11,677 and $5,275 for the year ended 2013, 2012 and 2011, respectively, from related parties)	13,790	11,725	5,720
Other income (including $0, $6,000 and $0 for the year ended 2013, 2012 and 2011, respectively, from related parties)	7,862	6,303	2,441
Mortgage and loan interest (including $1,761, $3,153 and $2,176 for the year ended 2013, 2012 and 2011, respectively, from related parties)	(31,637)	(36,243)	(36,221)
Deferred borrowing costs amortization	(2,588)	(637)	(1,560)
Loan charges and prepayment penalties	(5,219)	(3,574)	(439)
Gain (loss) on the sale of investments	(283)	125	(514)
Earnings from unconsolidated joint ventures and investees	(172)	(66)	242
Litigation settlement	(20,313)	(173)	(225)
Total other expenses	(38,560)	(22,540)	(30,556)
Loss before gain (loss) on land sales, non-controlling interest, and taxes	(40,671)	(10,910)	(62,594)
Gain (loss) on land sales	(1,073)	6,935	17,011
Loss from continuing operations before tax	(41,744)	(3,975)	(45,583)
Income tax benefit (expense)	40,485	(1,445)	(357)
Net loss from continuing operations	(1,259)	(5,420)	(45,940)
Discontinued operations:
Loss from discontinued operations	(3,915)	(9,346)	(19,320)
Gain on sale of real estate from discontinued operations	97,405	5,217	18,300
Income tax benefit (expense) from discontinued operations	(32,722)	1,445	357
Net income (loss) from discontinued operations	60,768	(2,684)	(663)
Net income (loss)	59,509	(8,104)	(46,603)
Net (income) loss attributable to non-controlling interest	(979)	(220)	282
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	58,530	(8,324)	(46,321)
Preferred dividend requirement	(1,110)	(1,112)	(1,110)
Net income (loss) applicable to common shares	$57,420	$(9,436)	$(47,431)

Earnings per share - basic
Loss from continuing operations	$(0.40)	$(0.80)	$(5.59)
Income (loss) from discontinued operations	7.22	(0.32)	(0.08)
Net income (loss) applicable to common shares	$6.82	$(1.12)	$(5.67)

Earnings per share - diluted
Loss from continuing operations	$(0.40)	$(0.80)	$(5.59)
Income (loss) from discontinued operations	7.22	(0.32)	(0.08)
Net income (loss) applicable to common shares	$6.82	$(1.12)	$(5.67)

Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,370,729
Weighted average common shares used in computing diluted earnings per share	8,413,469	8,413,469	8,370,729

Amounts attributable to Transcontinental Realty Investors, Inc.
Loss from continuing operations	$(2,238)	$(5,640)	$(45,658)
Income (loss) from discontinued operations	60,768	(2,684)	(663)
Net income (loss)	$58,530	$(8,324)	$(46,321)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2013
(dollars in thousands)

		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2010	$183,448	$(105,122)	$1	8,113,669	$81	$(2)	$271,682	$(101,914)	$-	$13,600
Series D preferred stock dividends (7% per year)	(900)	-	-	-	-	-	(900)	-	-	-
Series C preferred stock dividends (8.5% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Net loss	(46,603)	(45,930)	-	-	-	-	-	(46,321)	-	(282)
Issuance of common stock	1,530	-	-	300,000	3	-	1,527	-	-	-
Sale of controlling interest	4,019	-	-	-	-	-	1,787	-	-	2,232
Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$-	$15,550
Series D preferred stock dividends (7% per year)	(902)	-	-	-	-	-	(902)	-	-	-
Series C preferred stock dividends (8.5% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Net income (loss)	(8,104)	(8,104)	-	-	-	-	-	(8,324)	-	220
Issuance of common stock	-	-	-	-	-	-	-	-	-	-
Sale of controlling interest	1,138	-	-	-	-	-	-	-	-	1,138
Acquisition of controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Distributions to non-controlling interests	(8)	-	-	-	-	-	-	-	-	(8)
Repurchase/sale of treasury shares, net	-		-	-	-	-	-	-	-	-
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$-	$16,831
Series D preferred stock dividends (7% per year)	(900)	-	-	-	-	-	(900)	-	-	-
Series C preferred stock dividends (8.5% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Net income	59,509	59,509	-	-	-	-	-	58,530	-	979
Issuance of common stock	-	-	-	-	-	-	-	-	-	-
Sale of controlling interest	56	-	-	-	-	-	56	-	-	-
Acquisition of controlling interest	-	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interests	(14)	-	-	-	-	-	-	-	-	(14)
Repurchase/sale of treasury shares, net	-		-	-	-	-	-	-	-	-
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$-	$17,796

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$59,509	$(8,104)	$(46,603)
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	1,073	(6,935)	(17,011)
Gain on sale of income producing properties	(97,405)	(5,217)	(18,300)
Depreciation and amortization	21,404	22,488	23,034
Provision on impairment of notes receivable and real estate assets	11,320	4,730	52,128
Amortization of deferred borrowing costs	1,349	2,428	2,365
Earnings from unconsolidated subsidiaries and investees	142	11	(695)
(Increase) decrease in assets:
Accrued interest receivable	(8,432)	(5,517)	(4,050)
Other assets	(1,443)	(3,462)	(799)
Prepaid expense	(1,722)	(236)	2,083
Escrow	3,625	1,157	18,837
Earnest money	(310)	235	1,385
Rent receivables	2,445	(1,094)	(6,158)
Increase (decrease) in liabilities:
Accrued interest payable	(5,262)	(7,498)	8,743
Related party payables	(62,437)	(7,408)	(29,795)
Other liabilities	9,449	(10,316)	717
Net cash used in operating activities	(66,695)	(24,738)	(14,119)

Cash Flow From Investing Activities:
Proceeds from notes receivables	-	11,993	16,924
Originations of notes receivables	(458)	13,477	(22,421)
Acquisition of land held for development	(83)	(18,948)	(43,193)
Acquisition of income producing properties	-	-	6,526
Proceeds from sales of income producing properties	261,495	31,751	29,628
Proceeds from sale of land	13,671	36,648	104,093
Proceeds from sale of investments	-	132	586
Investment in unconsolidated real estate entities	3,600	780	(319)
Improvement of land held for development	(399)	(184)	(1,562)
Improvement of income producing properties	(7,681)	(2,201)	(3,657)
Acquisition of non-controlling interest	-	(69)	-
Sale of controlling interest	56	113	4,019
Construction and development of new properties	(1,152)	(5,683)	(46,774)
Net cash provided by investing activities	269,049	67,809	43,850

Cash Flow From Financing Activities:
Proceeds from notes payable	202,535	139,459	117,441
Recurring amortization of principal on notes payable	(15,761)	(21,541)	(16,383)
Payments on maturing notes payable	(386,710)	(163,553)	(120,922)
Deferred financing costs	1,791	(3,305)	(1,555)
Distributions to non-controlling interests	(14)	(8)	-
Common stock issuance	-	-	1,530
Preferred stock dividends - Series C	(210)	(212)	(210)
Preferred stock dividends - Series D	(900)	(901)	(900)
Net cash used in financing activities	(199,269)	(50,061)	(20,999)

Net increase (decrease) in cash and cash equivalents	3,085	(6,990)	8,732
Cash and cash equivalents, beginning of period	13,001	19,991	11,259
Cash and cash equivalents, end of period	$16,086	$13,001	$19,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,776	$44,737	$56,641
Cash paid for income taxes, net of refunds	$-	$-	$-

Schedule of noncash investing and financing activities:
Affiliate payable/receivable for ARL cost basis sales adjustment	$-	$10,445	$(34,234)
Acquisition of land for ARL cost basis sales adjustment	$-	$(10,445)	$34,234
Note receivable allowance	$-	$-	$-
Notes receivable received from affiliate	$-	$6,000	$20,387
Sale of notes receivable to affiliate	$-	$(20,387)	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2013	2012	2011
	(dollars in thousands)

Net income (loss)	$59,509	$(8,104)	$(46,603)
Other comprehensive loss
Unrealized gain on investment securities	-	-	-
Total other comprehensive loss	-	-	-
Comprehensive income (loss)	59,509	(8,104)	(46,603)
Comprehensive (income) loss attributable to non-controlling interest	(979)	(220)	282
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$58,530	$(8,324)	$(46,321)

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

Certain balances for 2011 and 2012 have been reclassified to conform to the 2013 presentation.

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

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding.  Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes.   As of December 31, 2013, TCI owned 81.1% of the outstanding IOT common shares.  Shares of IOT are traded on the New York Euronext Exchange (“NYSE MKT”) under the symbol (“IOT”).

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

TCI’s Board of Directors is responsible for directing the overall affairs of TCI and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation under a written Advisory Agreement that is reviewed annually by TCI’s Board of Directors. The directors of TCI are also directors of ARL and IOT.  The Chairman of the Board of Directors of TCI also serves as the Chairman of the Board of Directors of ARL and IOT.  The officers of TCI also serve as officers of ARL, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc. (“RAMI”), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

On January 1, 2012, the Company entered into a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2013, we owned 36 residential apartment communities comprising of 6,078 units, nine commercial properties comprising an aggregate of approximately 2.3 million square feet, and an investment in 4,100 acres of undeveloped and partially developed land.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 33 and 44 multifamily residential properties located throughout the United States at December 31, 2013 and December 31, 2012, respectively, ranging from 32 units to 332 units. Assets totaling $343,889,000 and $503,580,000 at December 31, 2013 and 2012, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company. Assets totaling $16,427,000 and $18,077,000 at December 31, 2013 and 2012, respectively, are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  Restricted cash consists of cash reserved primarily for specific uses such as insurance, property taxes and replacement reserves.

Concentration of credit risk.  The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC).  At December 31, 2013 and 2012, the Company maintained balances in excess of the insured amount.

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

Income taxes.    The Company is a “C Corporation” for U.S. federal income tax purposes. For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with ARL and IOT and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, the Company and the rest of the ARL group joined the RAMI consolidated group for tax purposes.  The income tax expense (benefit) for the 2011 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent accounting pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.      REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2013	2012

Apartments	$433,141	$609,093
Apartments under construction	-	-
Commercial properties	203,823	216,343
Land held for development	141,010	153,345
Real estate held for sale	18,817	22,735
Real estate subject to sales contract	31,302	62,118
Total real estate, at cost, less impairment	828,093	1,063,634
Less accumulated deprecation	(132,291)	(166,684)
Total real estate, net of depreciation	$695,802	$896,950

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

Provision for Impairment

The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $11.3 million for the period ended December 31, 2013.  This was an increase of $9.0 million as compared to the prior year expense of $2.3 million.  In the current year, impairment was recorded as an additional loss in the commercial, land, and notes receivable portfolios.  In our commercial portfolio, a recent third party appraisal determined the fair value of a building located in Dallas, Texas that resulted in an impairment of $9.6 million.  In our land portfolio, an impairment of $1.5 million resulted due to a decision made by Management on overall strategy relating to land development which would result in probable deed transfer or foreclosure on a secured portion of debt.  In our notes receivable portfolio, an impairment of $0.2 million resulted from the collectability of certain notes.

In the prior period, impairment was recorded as an additional loss on investment in the land portfolio.  A sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million.  A comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million.  The remaining impairment of $0.6 million resulted from an appraisal done by a third party which determined the fair value of an Arkansas land holding.

Fair Value Measurement

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. The Company is required to assess the fair value of its consolidated real estate assets with indicators of impairment. The value of impaired real estate assets is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flow of each asset, as well as the income capitalization approach, which considers prevailing market capitalization rates, analyses of recent comparable sales transactions, information from actual sales negotiations and bona fide purchase offers received from third parties.  The methods used to measure fair value may produce an amount that may not be indicative of net realizable value or reflective of future values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

			Fair Value Measurements Using (dollars in thousands):
December 31, 2013	Fair Value		Level 1	Level 2		Level 3

Land	$849	$	---	$849	$	---
Commercial	$26,194	$	---	$26,194	$	---

Land with a carrying amount of $2,355,768 was written down to its fair value of $849,468 resulting in an impairment charge of $1,506,300 in 2013.  The method used to determine the fair value was to take the debt balance on the collateralized acres plus the book value of the uncollateralized acres.

A commercial building with a carrying amount of $35,794,331 was written down to its fair value of $26,194,331 resulting in an impairment charge of $9,600,000 in 2013.  The Level 2 input used to determine the fair value above was a third party appraisal.

			Fair Value Measurements Using (dollars in thousands):
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

			Fair Value Measurements Using (dollars in thousands):
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

Commercial properties with a carrying amount of $20,427,936 were written down to their fair value of $11,933,620 resulting in an impairment charge of $8,494,316 in 2011.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers.

The following is a brief description of the most significant property acquisitions and sales in 2013:

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

On February 2, 2012, the Company and its subsidiary, 1340 Poydras, LLC, executed a Guarantor Settlement and Consent Agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million. In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million promissory note payable to the lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K convertible preferred stock of ARL issued on the same date to TCI. Such promissory note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million promissory note and collateral to the lender resolved all claims of the lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014, but before March 1, 2015, $2.5 million will be forgiven and collateral returned to the Company and the judgment released.   On February 12, 2014, TCI exercised the first prepayment option date on the settlement with Petra CRE CDO relating to the Amoco Building.  Per the agreement, TCI paid $1.2 million to settle all obligations and the remaining balance of the note and accrued interest of $3.5 million was forgiven.

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

On October 15, 2013, the Company recorded the transfer of ownership of a 26,000 square foot commercial building known as the Ergon building and 7.95 acres of land known as Jackson Capital City land, located in Jackson, Mississippi, to the existing lender for a settlement price of $10.4 million. The proceeds of this sale were used to pay down stock secured loans with Armed Forces Bank.

On December 20, 2013, the Company sold nine residential apartment complexes to an independent third party for the sales price of $189.6 million.  The properties included in the sale were Dorado Ranch, a 224 unit apartment complex located in Odessa, Texas, Huntington Ridge, a 198 unit apartment complex located in Desoto, Texas, Legends of El Paso, a 240 unit apartment complex located in El Paso, Texas, Mariposa Villas, a 216 unit apartment complex located in Dallas, Texas, Paramount Terrace, a 181 unit apartment complex located in Amarillo, Texas, River Oaks, a 180 unit apartment complex located in Wylie, Texas, Savoy of Garland, a 144 unit apartment complex located in Garland, Texas, Stonebridge at City Park, a 240 unit apartment complex located in Houston, Texas and Vistas of Pinnacle Park, a 332 unit apartment complex located in Dallas, Texas.  The buyer assumed the combined debt of $115.1 million secured by the properties.  TCI recorded a combined gain of $73.5 million.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 664	Various secured and unsecured interests
S Breeze I-V, LLC	06/14	5.00%	3,180	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			12,757
Total Performing			$ 69,626

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	507	Various secured and unsecured interests
Accrued interest			36
Total Non-Performing			$ 543

Allowance for estimated losses			(2,262)
Total			$ 67,907

(1) Related party notes

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.  At December 31, 2013, 6.4% of our assets were invested in junior and wraparound mortgage loans.

As of December 31, 2013, the obligors on $53.7 million or 93.6% of the mortgage notes receivable portfolio were due from related entities.  The Company  recognized $12.2 million of interest income from these related party notes receivables. Also at that date, $0.5 million or 0.9% of the mortgage notes receivable portfolio was non-performing.

The Company has various notes receivable from Unified Housing foundation, Inc. (“UHF”).  UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable.  Payments are due from surplus cash flow of operations.  Sales or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  These notes are cross-collateralized, but to the extent cash is received from a specific UHF property, it is applied against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

We record interest income as earned in accordance with the terms of the related loan agreements. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

As of January 1, 2013, the Company agreed to extend the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest related.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12%.

NOTE 4.       ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and there were no additional allowances recorded for receivables in 2013.  The decrease in 2012 was due to two notes that were written off, both of which were fully reserved.  The decrease in 2011 was due to a loan payment that had an allowance.  The table below shows our allowance for estimated losses (dollars in thousands):

	2013	2012	2011

Balance January 1,	$2,262	$3,942	$4,741
Decrease in provision	-	(1,680)	(799)
Balance December 31,	$2,262	$2,262	$3,942

NOTE 5.      INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

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

Investments accounted for via the equity method consists of the following:
	Percentage ownership as of December 31,
	2013	2012	2011(2)
American Realty Investors, Inc. (1)	1.99%	1.99%	2.05%
_______________________
(1)	Unconsolidated investment in parent company
(2)	Other investee. The Company's 5% investment in Garden Centura, L.P. was sold on December 28, 2011.

            Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the companies’ proportionate share of earnings or losses. On December 28, 2011, we sold our 5% investment in Garden Centura, L.P.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2013, 2012 and 2011 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

2013	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$11,944	$-	$11,944
Notes Receivable	45,179	-	45,179
Other assets	130,535	-	130,535
Notes payable	(56,103)	-	(56,103)
Other liabilities	(62,998)	-	(62,998)
Shareholders' equity/partners' capital	(68,557)	-	(68,557)

Rents and interest and other income	$21,658	$-	$21,658
Depreciation	(285)	-	(285)
Operating expenses	(23,487)	-	(23,487)
Gain on land sales	618	-	618
Interest expense	(7,173)	-	(7,173)
Loss from continuing operations	(8,669)	-	(8,669)
Loss from discontinued operations	(15)	-	(15)
Net loss	$(8,684)	$-	$(8,684)

Company's proportionate share of loss (1)	$(172)	$-	$(172)

(1) Loss represents continued and discontinued operations

2012	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$45,860	$-	$45,860
Notes Receivable	44,371	-	44,371
Other assets	130,420	-	130,420
Notes payable	(61,720)	-	(61,720)
Other liabilities	(85,069)	-	(85,069)
Shareholders' equity/partners' capital	(73,862)	-	(73,862)

Rents and interest and other income	$8,198	$-	$8,198
Depreciation	(263)	-	(263)
Operating expenses	(4,062)	-	(4,062)
Loss on land sales	(2,785)	-	(2,785)
Interest expense	(4,234)	-	(4,234)
Loss from continuing operations	(3,146)	-	(3,146)
Income from discontinued operations	2,691	-	2,691
Net loss	$(455)	$-	$(455)

Company's proportionate share of loss (1)	$(9)	$-	$(9)

(1) Loss represents continued and discontinued operations

2011	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$60,703	$71,987	$132,690
Notes Receivable	27,447	-	27,447
Other assets	138,927	4,441	143,368
Notes payable	(59,744)	(47,091)	(106,835)
Other liabilities	(88,647)	(2,849)	(91,496)
Shareholders' equity/partners' capital	(78,686)	(26,488)	(105,174)

Rents and interest and other income	$8,021	$7,096	$15,117
Depreciation	56	(3,133)	(3,077)
Operating expenses	(8,196)	(3,999)	(12,195)
Gain on land sales	23,646	-	23,646
Interest expense	(7,562)	(2,307)	(9,869)
Income (loss) from continuing operations	15,965	(2,343)	13,622
Income from discontinued operations	9,864	-	9,864
Net income (loss)	$25,829	$(2,343)	$23,486

Company's proportionate share of earnings (loss) (1)	$530	$(117)	$413

(1) Earnings (loss) represent continued and discontinued operations

NOTE 6.       NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2013 (dollars in thousands):

	Notes Payable	Stock Secured Loans	Accrued Interest	Total Debt
Apartments	$359,566	$-	$1,207	$360,773
Commercial	108,344	-	285	108,629
Land	76,468	-	117	76,585
Real estate held for sale	17,058	-	42	17,100
Real estate subject to sales contract	21,494	-	1,518	23,012
Other	14,471	2,243	32	16,746

Total	$597,401	$2,243	$3,201	$602,845

The scheduled principal payments of our notes payable over the next five years and thereafter are due as follows (dollars in thousands):

Year	Amount
2014	$ 134,524
2015	22,007
2016	61,099
2017	6,013
2018	5,862
Thereafter	370,139
Total	$ 599,644

Interest payable at December 31, 2013 was $3.2 million.  Interest accrues at rates ranging from 1.0% to 12.5% per annum and mature between 2014 and 2053. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $682.5 million.  Of the total notes payable, the senior debt is $574.6 million, junior debt is $17.2 million, and other debt is $7.8 million.  Included in other debt are property tax loans of $0.3 million.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

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

On May 7, 2013, the Company signed a $5.0 million promissory note to Petra CRE CDO relating to the Amoco building settlement agreement.  The promissory note is collateralized with the ARL Series K Preferred Stock acquired by the Company.

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

On October 11, 2013, the Company refinanced the existing mortgage on 600 Las Colinas, a 510,841 square foot commercial building located in Irving, Texas, for a new mortgage of $41 million.  We paid off the existing mortgage of $31 million and $5.3 million in closing costs and escrows.  The note accrues interest at 5.31% and payments of  principal and interest are due monthly based upon a 30-year amortization schedule, maturing on November 1, 2023.

On December 30, 2013, TCI and IOT paid off the Mercer/Travelers land and the Lamar land loans according to the Settlement and Release Agreement and a Loan Purchase Agreement executed on June 7, 2013.  According to the terms of the agreement, TCI and IOT purchased, at a discount, the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, for $29,635,211. The agreement also included the purchase of an obligation, known as the Lamar land loan, by a subsidiary of TCI, from BDF for $1,864,789, which was not discounted. The total settlement price of the agreement for the two loans was $31,500,000.  The result of this agreement was a jointly recognized gain of $7.5 million for the discount received.  Prior to the loan payoffs, TCI and IOT incurred extension fees of $1.08 million.

On December 30, 2013, RAI, a related party, obtained a $20.0 million mortgage to First NBC Bank on the behalf of  IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016 and a variable interest rate of Prime plus 1.5% with an interest rate floor of 6%.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

In conjunction with the development of various apartment projects and other developments, we drew down $0.3 million in construction loans during the twelve months ended December 31, 2013.  This was related to the permanent closing of the construction loan for Toulon apartments.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

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

Below is a description of the related party transactions and fees between Pillar, Prime and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:

	2013	2012	2011
		(dollars in thousands)
Fees:
Advisory	$8,494	$8,915	$9,958
Construction advisory	-	181	2,429
Mortgage brokerage and equity refinancing	1,878	1,873	812
Net income	4,089	180	54
Property acquisition	-	20	-
	$14,461	$11,169	$13,253
Other Expense:
Cost reimbursements	$2,585	$2,247	$2,908
Interest paid	157	1,194	1,048
	$2,742	$3,441	$3,956
Revenue:
Rental	$670	$587	$434

Fees paid to Regis and related parties:
	2013	2012	2011
		(dollars in thousands)
Fees:
Property acquisition	$-	$71	$-
Property management, construction management and leasing commissions	436	2,087	1,759
Real estate brokerage	4,055	2,263	-
	$4,491	$4,421	$1,759

The Company received rental revenue of $0.7 million in 2013, $0.6 million in 2012, and $0.4 million in 2011 from Pillar, Prime and its related parties for properties owned by the Company, including Addison Hanger, Browning Place, and Eagle Crest.

As of December 31, 2013, the Company had notes and interest receivables of $66.4 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, TCI recognized $12.2 million of interest income from these related party notes receivables.

On January 1, 2012, the Company entered into a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of related party payables as of December 31, 2013 (dollars in thousands):

	Pillar	ARL	Total

Related party payable, December 31, 2012	$-	$(10,057)	$(10,057)
Cash transfers	3,028	-	3,028
Advisory fees	(8,494)	-	(8,494)
Net income fee	(4,089)	-	(4,089)
Fees and commissions	(2,977)	-	(2,977)
Cost reimbursements	(2,585)	-	(2,585)
Interest (to) from advisor	-	(157)	(157)
Expenses paid by advisor	(1,456)	-	(1,456)
Financing (mortgage payments)	(967)	-	(967)
Sales/Purchases transactions	70,261	-	70,261
Series K preferred stock acquisition	-	(270)	(270)
Tax sharing expense	7,763	-	7,763
Purchase of obligations	(60,484)	62,864	2,380
Related party receivable, December 31, 2013	$-	$52,380	$52,380
Below are transactions that involve a related party:

On December 30, 2013, RAI, a related party, obtained a $20.0 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

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

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables to ARL were reduced for the lower asset price.

NOTE 8.      DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2013, 2012, or 2011. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.      PREFERRED STOCK

TCI issued 30,000 shares of Series C Preferred Stock. TCI’s Series C Cumulative Convertible Preferred Stock consists of a maximum of 30,000 shares with a liquidation preference of $100.00 per share. Dividends are payable at the annual rate of $7.00 per share annually or $1.75 per quarter. After September 30, 2006, the Series C Preferred Stock may be converted into Common stock at 90.0% of the daily average closing price of the common stock for the prior five trading days. The Series C Preferred Stock is redeemable for cash at any time at the option of TCI. At December 31, 2013, 30,000 shares of Series C Preferred Stock were issued and outstanding.

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share.  The preferred stock is not convertible into any other security, requires dividends payable at the initial rate of 7% annually. The dividend rate increases ratably from 7% to 9% in future periods and can be redeemed at any point after September 30, 2011.  In the fourth quarter of 2012, a preferred stockholder submitted a redemption request that is currently in dispute and we believe will be resolved in 2014.

NOTE 10.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. As of December 31, 2013, there were 5,000 stock options outstanding which were exercisable at $14.25 per share.  These options will expire January 1, 2015, if not exercised.

NOTE 11.    INCOME TAXES

For 2013, 2012 and 2011, TCI had net losses for federal tax purposes.

For tax periods ending before August 31, 2012, the Company was part of the ARL consolidated federal return.  After that date, the Company and the rest of the ARL group joined the RAMI consolidated group for tax purposes.  The income tax expense (benefit) for the 2011 period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  For 2012, RAMI, ARL, TCI and IOT had a combined net taxable loss and TCI recorded no current tax (benefit) or expense.  For 2013, TCI consolidated with IOT had a net taxable loss and the remainder of the group had net taxable income resulting in a tax (benefit) to TCI.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2013	2012	2011

Income from continuing operations	$(24,598)	$(10,401)	$(14,460)
Income from discontinued operations	16,835	10,401	14,460
Tax benefit	$(7,763)	$-	$-

Of the total 2013 tax benefit, $6,802 comes from RAMI and  $961 from ARL.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2013	2012	2011

Computed "expected" income tax (benefit) expense	$26,998	$(4,211)	$(16,008)
Book to tax differences for partnerships not consolidated for tax purposes	(33,565)	(3,831)	(6,442)
Book to tax differences of depreciation and amortization	1,222	1,434	1,140
Book to tax differences in gains on sale of property	(20,308)	(4,835)	(7,020)
Book provision for loss	3,962	1,656	10,132
Partial valuation allowance against current net operating loss benefit	16,835	10,401	14,460
Other	4,856	(614)	3,738
Total	$-	$-	$-

Alternative minimum tax	$-	$-	$-

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes.  TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.  The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (dollars in thousands):

	2013	2012	2011

Net operating losses	$71,071	$53,857	$42,337
AMT credits	1,374	1,374	1,374
Basis difference of:
Real estate holdings	(3,045)	(15,159)	(13,514)
Notes receivable	860	860	1,726
Investments	(4,703)	(4,757)	(5,346)
Notes payable	12,496	16,598	22,966
Deferred gains	10,806	11,370	14,985
Total	$88,859	$64,143	$64,528
Deferred tax valuation allowance	(88,859)	(64,143)	(64,528)
Net deferred tax asset	$-	$-	$-

Recognition of the benefits of deferred tax assets will require TCI to generate future taxable income.  There is no assurance that TCI will generate earnings in future years.  Therefore, TCI has established a valuation allowance for deferred tax assets of approximately $88,859,000, $64,143,000 and  $64,528,000 as of December 31, 2013, 2012 and 2011, respectively.

TCI has tax net operating loss carryforwards of approximately $184.2 million expiring through the year 2032. The alternative minimum tax credit balance did not change in 2013 and remains at approximately $1,374,000.  The credit has no expiration date.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases thereon expire at various dates through 2025. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2013 (dollars in thousands):

Year	Amount
2014	$15,158
2015	14,678
2016	12,264
2017	9,790
2018	8,652
Thereafter	16,647
Total	$77,189

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2013, 2012 and 2011 (dollars in thousands):

	Commercial
For the Twelve Months Ended December 31, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$26,931	$59,155	$39	$112	$86,237
Property operating expenses	13,916	26,018	976	38	40,948
Depreciation	6,550	10,624	-	-	17,174
Mortgage and loan interest	6,057	17,147	5,685	2,748	31,637
Deferred borrowing costs amortization	61	2,265	195	67	2,588
Loan charges and prepayment penalties	150	3,937	1,080	52	5,219
Interest income	-	-	-	13,790	13,790
Loss on land sales	-	-	(1,073)	-	(1,073)
Segment operating income (loss)	$197	$(836)	$(8,970)	$10,997	$1,388
Capital expenditures	7,188	315	387	-	7,890
Assets	141,752	379,264	158,359	-	679,375

Property Sales
Sales price	$26,974	$239,676	$5,999	$-	$272,649
Less: Cost of sale	14,914	154,331	7,072	-	176,317
Deferred current gain				-	-
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$12,060	$85,345	$(1,073)	$-	$96,332

	Commercial
For the Twelve Months Ended December 31, 2012	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$30,846	$55,693	$25	$51	$86,615
Property operating expenses	16,721	24,582	589	437	42,329
Depreciation	5,657	10,484	-	-	16,141
Mortgage and loan interest	5,920	19,844	6,250	4,229	36,243
Deferred borrowing costs amortization	86	397	154	-	637
Loan charges and prepayment penalties	-	3,495	79	-	3,574
Interest income	-	-	-	11,725	11,725
Gain on land sales	-	-	6,935	-	6,935
Segment operating income (loss)	$2,462	$(3,109)	$(112)	$7,110	$6,351
Capital expenditures	2,454	839	-	-	3,293
Assets	165,697	540,045	173,132	-	878,874

Property Sales
Sales price	$9,825	$47,131	$37,799	$-	$94,755
Less: Cost of sale	(10,152)	(41,587)	(31,479)	-	(83,218)
Deferred current gain	-	-	615	-	615
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(327)	$5,544	$6,935	$-	$12,152

	Commercial
For the Twelve Months Ended December 31, 2011	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$28,008	$49,536	$132	$259	$77,935
Property operating expenses	16,568	23,645	1,573	198	41,984
Depreciation	4,416	9,551	-	-	13,967
Mortgage and loan interest	6,403	19,278	6,957	3,583	36,221
Deferred borrowing costs amortization	136	236	1,184	4	1,560
Loan charges and prepayment penalties	-	292	147	-	439
Interest income	-	-	-	5,720	5,720
Gain on land sales	-	-	17,011		17,011
Segment operating income (loss)	$485	$(3,466)	$7,282	$2,194	$6,495
Capital expenditures	3,286	1,248	4,103	-	8,637
Assets	172,446	550,892	197,301	-	920,639

Property Sales
Sales price	$103,811	$21,590	$163,050	$-	$288,451
Less: Cost of sale	(108,243)	(14,933)	(154,122)	-	(277,298)
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	7,287	8,788	8,083	-	24,158
Gain on sale	$2,855	$15,445	$17,011	$-	$35,311

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,
	2013	2012	2011
Segment operating income	$1,388	$6,351	$6,495
Other non-segment items of income (expense)
General and administrative	(6,323)	(5,090)	(8,971)
Provision on impairment of notes receivable and real estate assets	(11,320)	(2,330)	(35,039)
Net income fee to related party	(4,089)	(180)	(54)
Advisory fee to related party	(8,494)	(8,915)	(9,958)
Other income	7,862	6,303	2,441
Gain (loss) on the sale of investments	(283)	125	(514)
Earnings from unconsolidated joint ventures and investees	(172)	(66)	242
Litigation settlement	(20,313)	(173)	(225)
Income tax benefit (expense)	40,485	(1,445)	(357)
Loss from continuing operations	$(1,259)	$(5,420)	$(45,940)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Segment assets	$679,375	$878,874	$920,639
Investments in real estate partnerships	1,697	5,439	6,362
Notes and interest receivable	67,907	59,098	77,371
Other assets	132,265	83,856	88,251
Assets held for sale	16,427	18,077	67,701
Total assets	$897,671	$1,045,344	$1,160,324

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2013, 2012 and 2011. Income from discontinued operations relates to 16, 21 and 34 properties that were sold or held for sale in 2013, 2012 and 2011, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Rental and other property revenues	$26,036	$34,774	$46,620
	26,036	34,774	46,620
Expenses:
Property operating expenses	12,201	18,161	25,187
Depreciation	4,231	6,349	9,067
General and administrative	935	961	1,269
Provision on impairment of notes receivable and real estate assets	-	2,400	9,968
Total operating expenses	17,367	27,871	45,491

Other income (expense):
Other income (expense)	29	14	(24)
Mortgage and loan interest	(6,139)	(10,806)	(18,808)
Deferred borrowing costs amortization	(3,009)	(1,790)	(805)
Loan charges and prepayment penalties	(3,245)	(3,472)	(1,265)
Earnings from unconsolidated subsidiaries and investees	30	55	453
Litigation settlement	(250)	(250)	-
Total other expenses	(12,584)	(16,249)	(20,449)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,915)	(9,346)	(19,320)
Gain on sale of real estate from discontinued operations	97,405	5,217	18,300
Income tax benefit (expense)	(32,722)	1,445	357
Income (loss) from discontinued operations	$60,768	$(2,684)	$(663)

 The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2013, 2012 and 2011 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2013, 2012 and 2011 (unaudited, dollars in thousands):

	For the Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2013
Revenue and other property revenues	$20,383	$20,636	$20,831	$24,387
Total operating expenses	17,824	17,730	18,921	33,873
Operating (loss) income	2,559	2,906	1,910	(9,486)
Other expenses	(12,275)	(5,657)	(8,675)	(11,953)
Loss before gain on land sales, non-controlling interest, and taxes	(9,716)	(2,751)	(6,765)	(21,439)
Loss on land sales	(48)	-	-	(1,025)
Income tax benefit	2,368	5,213	319	32,585
Net income (loss) from continuing operations	(7,396)	2,462	(6,447)	10,121
Net income from discontinuing operations	4,398	9,680	593	46,098
Net income (loss)	(2,998)	12,142	(5,854)	56,219
Net loss attributable to non-controlling interest	(111)	(115)	(97)	(656)
Preferred dividend requirement	(274)	(277)	(279)	(280)
Net income (loss) applicable to common shares	$(3,383)	$11,750	$(6,230)	$55,283

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.92)	$0.25	$(0.81)	$1.09
Income from discontinued operations	0.52	1.15	0.07	5.48
Net income (loss) applicable to common shares	$(0.40)	$1.40	$(0.74)	$6.57
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.92)	$0.24	$(0.81)	$1.04
Income from discontinued operations	0.52	1.10	0.07	5.24
Net income (loss) applicable to common shares	$(0.40)	$1.34	$(0.74)	$6.28
Weighted average common shares used in computing diluted earnings per share	8,413,469	8,796,699	8,413,469	8,791,655

	For the Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Revenue and other property revenues	$20,446	$20,956	$21,422	$23,791
Total operating expenses	18,597	17,349	17,972	21,067
Operating income	1,849	3,607	3,450	2,724
Other expenses	(5,541)	(7,736)	(5,905)	(3,358)
Loss before gain on land sales, non-controlling interest, and taxes	(3,692)	(4,129)	(2,455)	(634)
Gain (loss) on land sales	423	4,738	2,913	(1,139)
Income tax benefit (expense)	(301)	647	(237)	(1,554)
Net income (loss) from continuing operations	(3,570)	1,256	221	(3,327)
Net income (loss) from discontinuing operations	(558)	1,201	(440)	(2,887)
Net income (loss)	(4,128)	2,457	(219)	(6,214)
Net income (loss) attributable to non-controlling interest	(79)	(175)	(43)	77
Preferred dividend requirement	(277)	(277)	(277)	(281)
Net income (loss) applicable to common shares	$(4,484)	$2,005	$(539)	$(6,418)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.47)	$0.10	$(0.01)	$(0.42)
Income (loss) from discontinued operations	(0.07)	0.14	(0.05)	(0.34)
Net income (loss) applicable to common shares	$(0.54)	$0.24	$(0.06)	$(0.76)
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.47)	$0.08	$(0.01)	$(0.42)
Income (loss) from discontinued operations	(0.07)	0.12	(0.05)	(0.34)
Net income (loss) applicable to common shares	$(0.54)	$0.20	$(0.06)	$(0.76)
Weighted average common shares used in computing diluted earnings per share	8,413,469	9,622,951	8,413,469	8,413,469

	For the Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Revenue and other property revenues	$18,428	$20,701	$21,067	$17,739
Total operating expenses	23,534	15,854	20,253	50,332
Operating (loss) income	(5,106)	4,847	814	(32,593)
Other expenses	(8,058)	(8,383)	(8,056)	(6,059)
Loss before gain on land sales, non-controlling interest, and taxes	(13,164)	(3,536)	(7,242)	(38,652)
Gain on land sales	796	1,285	1,435	13,495
Income tax benefit (expense)	112	(4,193)	2,211	1,513
Net loss from continuing operations	(12,256)	(6,444)	(3,596)	(23,644)
Net income (loss) from discontinuing operations	208	(7,788)	4,107	2,810
Net income (loss)	(12,048)	(14,232)	511	(20,834)
Net income (loss) attributable to non-controlling interest	85	46	384	(233)
Preferred dividend requirement	(274)	(277)	(279)	(280)
Net income (loss) applicable to common shares	$(12,237)	$(14,463)	$616	$(21,347)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(1.51)	$(0.79)	$(0.41)	$(2.87)
Income (loss) from discontinued operations	0.03	(0.93)	0.49	0.33
Net income (loss) applicable to common shares	$(1.48)	$(1.72)	$0.08	$(2.54)
Weighted average common shares used in computing earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(1.51)	$(0.79)	$(0.41)	$(2.87)
Income (loss) from discontinued operations	0.03	(0.93)	0.49	0.33
Net income (loss) applicable to common shares	$(1.48)	$(1.72)	$0.08	$(2.54)
Weighted average common shares used in computing diluted earnings per share	8,240,136	8,413,469	8,413,469	8,413,469

Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC Topic 360.

NOTE 16.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2014; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

NOTE 17.   EARNINGS PER SHARE

Earnings per share.    Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

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

As of December 31, 2013, we have 5,000 shares of stock options outstanding.    These options will expire January 1, 2015, if not exercised.  These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. At December 31, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

As of December 31, 2013, the preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 31, 2014, which is the date on which the financial statements were available to be issued.

On January 29, 2014, the Company entered into a sales contract to sell 1010 Common, a 512,593 square foot commercial building, located in New Orleans, LA, for a sales price of $16.6 million.  Due to the small amount of firm money, we have determined that the contract has not met the requirements to be considered held for sale.  Upon a larger firm deposit, we will reclassify the asset as held for sale.

On February 6, 2014, the Company sold a 232-unit apartment complex known as Pecan Pointe located in Temple, TX, for a sales price of $23.1 million to an independent third party.  The buyer assumed the existing debt of $16.5 million secured by the property.  We recorded a gain of $5.8 million.

On February 12, 2014, the Company exercised the first prepayment option date on the settlement with Petra CRE CDO relating to the Amoco Building.  Per the agreement, the Company paid $1.2 million to settle all obligations and the remaining balance of the note and accrued interest of $3.5 million was forgiven.

On February 13, 2014, the Company acquired 0.75 acres of land adjacent to the Mandahl Bay Land located in St. Thomas, VI, for a sales price of $89,454.

On February 28, 2014, the Company refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, LA, for a new mortgage of $19.2 million.  We paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing April 1, 2051.

On March 28, 2014, TCI secured financing of $40.0 million.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $500,000.  The loan is secured by various equity interests in residential apartments.

Schedule III
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$ 868	$ 378	$ 2,683	$ 313	$ -	$ 691	$ 2,683	$ 3,373	$ 531	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,376	526	10,785	201		526	10,986	11,512	2,984	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,012	287	4,451	-		287	4,451	4,738	678	2004	01/04	40 years
Blue Ridge, Midland, TX	23,839	2,259	24,361	198		2,259	24,559	26,818	1,590	2011	02/10	40 years
Breakwater Bay, Beaumont, TX	9,727	740	10,435	63		740	10,498	11,238	2,322	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	4,535	762	6,856	-		762	6,856	7,618	1,034	2007	04/08	40 years
Capitol Hill, Little Rock, AR	9,331	1,860	7,948	-		1,860	7,948	9,807	1,890	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,562	186	5,733	757		847	5,829	6,676	1,288	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,147	921	12,644	231		921	12,875	13,796	2,892	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	593	51	1,521	225		277	1,521	1,798	336	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	615	83	2,115	356		439	2,115	2,554	419	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,759	1,472	17,856	65		1,472	17,921	19,393	4,414	2002	05/02	40 years
Falcon Lakes, Arlington, TX	13,098	1,438	15,094	327		1,438	15,420	16,858	4,440	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,643	1,326	12,015	69		1,345	12,065	13,410	2,710	2003	03/03	40 years
Lake Forest, Houston, TX	12,567	335	12,267	1,519		335	13,786	14,121	2,866	2004	01/04	40 years
Lodge at Pecan Creek, Denton, TX	16,167	1,349	16,180	-		1,349	16,180	17,529	823	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	16,099	977	17,799	20		977	17,819	18,795	2,113	2009	09/05	40 years
Mission Oaks, San Antonio, TX	15,340	1,266	16,627	212		1,266	16,839	18,105	2,819	2005	05/05	40 years
Monticello Estate, Monticello, AR	481	36	1,493	263		285	1,508	1,793	310	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,743	1,301	14,560	-		1,301	14,560	15,861	1,578	2009	10/07	40 years
Park at Clarksville, Clarksville, TN	13,276	571	14,300	118		587	14,402	14,990	1,920	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,247	1,022	20,188	8		1,022	20,195	21,218	1,494	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,416	1,153	17,688	617		1,153	18,305	19,458	3,242	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,790	960	12,226	556		960	12,782	13,742	2,358	2006	05/05	40 years
Parc at Rogers, Rogers, AR	16,373	1,482	22,993	266	(3,180)	1,749	19,813	21,562	3,071	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,949	885	16,626	59		902	16,668	17,570	2,214	2008	10/05	40 years
Riverwalk Phase I, Greenville, MS	310	23	1,537	175		198	1,537	1,736	347	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,184	52	4,007	363		297	4,126	4,423	1,162	2003	01/06	40 years
Sonoma Court, Rockwall, TX	10,941	941	11,132	-		941	11,132	12,073	644	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,740	1,437	13,367	135		1,437	13,502	14,939	1,464	2009	08/08	40 years
Toulon, Gautier, MS	20,956	1,621	20,104	372		1,993	20,104	22,097	1,231	2011	09/09	40 years
Treehouse, Irving, TX	4,788	297	2,672	195		297	2,867	3,164	689	1974	05/04	40 years
Vistas of Vance Jackson, San Antonio, TX	15,666	1,265	16,540	189		1,327	16,666	17,993	3,467	2004	01/04	40 years
Windsong, Fort Worth, TX	10,427	790	11,526	69		790	11,595	12,385	2,838	2002	07/03	40 years
Total Apartments Held for Investment	$ 359,566	$ 30,052	$ 398,328	$ 7,942	$ (3,180)	$ 33,027	$ 400,115	$ 433,141	$ 64,178

Commercial
1010 Common, New Orleans, LA	$ 13,189	$ 2,895	$ 13,811	$ 23,240	$ -	$ 2,895	$ 37,051	$ 39,946	$ 27,879	1971	03/98	40 years
600 Las Colinas, Las Colinas, TX	40,954	5,751	51,759	10,661		5,751	62,420	68,171	15,306	1984	08/05	40 years
Bridgeview Plaza, LaCrosse, WI	6,093	-	-	714		-	714	714	275	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	25,175	5,096	45,868	9,647		5,096	55,515	60,611	13,466	1984	04/05	40 years
Fruitland Plaza, Fruitland Park, FL	-	23	-	66		23	66	89	22	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	32	622	-	142		622	142	765	116	—	08/05	40 years
Sesame Square, Anchorage, AK	856	562	1,299	241		562	1,540	2,103	1,481	1981	04/11	40 years
Stanford Center, Dallas, TX	22,045	3,878	34,862	2,284	(9,600)	3,878	27,546	31,424	5,230	—	06/08	40 years
Total Commercial Held for Investment	$ 108,344	$ 18,829	$ 147,598	$ 46,996	$ (9,600)	$ 18,829	$ 184,995	$ 203,823	$ 63,775

Schedule III
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Land
2427 Valley View Ln, Farmers Branch, TX	$ -	$ 76		$ -	$ -	$ 76	$ -	$ 76	$ -	—	07/12	—
Audubon, Adams County, MS	-	519	-	297		815	-	815	-	—	03/07	—
Cooks Lane, Fort Worth, TX	1,057	1,094	-	-		1,094	-	1,094	-	—	06/04	—
Dedeaux, Gulfport, MS	1,302	1,612	-	46	(38)	1,620	-	1,620	-	—	10/06	—
Denham Springs, Denham Springs, LA	409	339	-	-		339	-	339	-	—	08/08	—
Gautier Land, Gautier, MS	648	2,526	-	128	(1,804)	849	-	849	-	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,257	3,131	-	399		3,530	-	3,530	-	—	03/08	—
Hunter Equities Land, Dallas, TX	-	398	-	-		398	-	398	-	—	07/08	—
Kelly Lot, Farmers Branch, TX	-	81	-	-		81	-	81	-	—	04/12	—
Lacy Longhorn Land, Farmers Branch, TX	-	386	-	-		386	-	386	-	—	06/04	—
LaDue Land, Farmers Branch, TX	492	1,810	-	-		1,810	-	1,810	-	—	07/98	—
Lake Shore Villas, Humble, TX	-	81	-	3		84	-	84	-	—	03/02	—
Lubbock Land, Lubbock, TX	-	234	-	-		234	-	234	-	—	01/04	—
Luna (Carr), Farmers Branch, TX	-	589	-	-		589	-	589	-	—	07/05	—
Manhattan Land, Farmers Branch, TX	2	4,658	-	379		5,037	-	5,037	-	—	02/00	—
McKinney 36, Collin County, TX	3,578	1,948	-	51	(58)	1,941	-	1,941	-	—	01/98	—
McKinney Ranch Land, McKinney, TX	6,606	13,935	-	459	(2,226)	12,169	-	12,169	-	—	12/05	—
Minivest Land, Dallas, TX	-	7		-		7	-	7	-	—	04/13	—
Mira Lago, Farmers Branch, TX	-	59	-	15		74	-	74	-	—	05/01	—
Nakash, Malden, MO	-	113	-	-		113	-	113	-	—	01/93	—
Nashville, Nashville, TN	-	1,256	-	76		1,332	-	1,332	-	—	06/02	—
Nicholson Croslin, Dallas, TX	2	63	-	-		63	-	63	-	—	10/98	—
Nicholson Mendoza, Dallas, TX	-	27	-	-		27	-	27	-	—	10/98	—
Ocean Estates, Gulfport, MS	-	1,418	-	390		1,808	-	1,808	-	—	10/07	—
Seminary West, Fort Worth, TX	-	146	-	-		146	-	146	-	—	07/01	—
Sugar Mill Land, Baton Rouge, LA	312	445		-		445	-	445	-	—	08/13	—
Summer Breeze, Odessa, TX	-	687	-	-		687	-	687	-	—	06/12	—
Texas Plaza Land, Irving, TX	753	1,738	-	-	(238)	1,500	-	1,500	-	—	12/06	—
Travelers Land, Farmers Branch, TX	12,357	24,511	-	-		24,511	-	24,511	-	—	11/06	—
Travelers Land, Farmers Branch, TX	1,152	1,913	-	-		1,913	-	1,913	-	—	11/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	-	-		1,030	-	1,030	-	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	-	1,517	-	-		1,517	-	1,517	-	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	-	130	-	-		130	-	130	-	—	03/04	—
US Virgin Islands - Pearl, US Virgin Islands	2,720	14,031	-	2,630		16,661	-	16,661	-	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	168	228	-	-		228	-	228	-	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	16	780	-	-		780	-	780	-	—	12/05	—
Waco 151 Land, Waco, TX	1,137	2,106	-	-	(1,207)	899	-	899	-	—	04/07	—
Waco Swanson, Waco, TX	-	173	-	-		173	-	173	-	—	08/06	—
Walker Land, Dallas County, TX	6,328	12,613	-	-		12,613	-	12,613	-	—	09/06	—
Willowick Land, Pensacola, FL	-	137	-	-		137	-	137	-	—	01/95	—
Windmill Farms Land, Kaufman County, TX	33,415	49,879	-	14,292	(21,009)	43,162	-	43,162	-	—	11/11	—
Total Land Held for Investment	$ 76,469	$ 148,423	$ -	$ 19,161	$ (26,579)	$ 141,010	$ -	$ 141,010	$ -

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	16,714	-	-	-	-	-	-	-	-	—	—	—
	$ 16,714	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Investment	$ 561,092	$ 197,305	$ 545,926	$ 74,101	$ (39,358)	$ 192,867	$ 585,109	$ 777,975	$ 127,953

Properties Held for Sale
Apartments
Pecan Pointe, Temple, TX	16,505	1,744	16,876	197		1,744	17,073	18,817	2,390	2007	10/06	40 years
Total Apartments Held for Sale	$ 16,505	$ 1,744	$ 16,876	$ 197	$ -	$ 1,744	$ 17,073	$ 18,817	$ 2,390

Commercial
Dunes Plaza, Michigan City, IN	553	-	-	-	-	-	-	-	-	1978	03/92	40 years
Total Commercial Held for Sale	$ 553	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Sale	$ 17,058	$ 1,744	$ 16,876	$ 197	$ -	$ 1,744	$ 17,073	$ 18,817	$ 2,390

Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	11,129	1,406	12,650	41	(1,998)	1,406	10,694	12,100	1,800	2000	04/08	40 years
Total Aparments Subject to Sales Contract	$ 11,129	$ 1,406	$ 12,650	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 1,800

Commercial
Thermalloy, Farmers Branch, TX	149	791	1,061	-		791	1,061	1,852	148	—	05/08	40 years
Total Commercial Subject to Sales Contract	$ 149	$ 791	$ 1,061	$ -	$ -	$ 791	$ 1,061	$ 1,852	$ 148

Land
Dominion Tract, Dallas, TX	$ 1,552	$ 2,393	$ -	$ 10	$ (133)	$ 2,270	$ -	$ 2,270	$ -	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	3,699	4,249	-	135	(176)	4,207	-	4,207	-	—	06/02	—
Luna Ventures, Farmers Branch TX	-	2,934	-	-		2,934	-	2,934	-	—	04/08	—
Mansfield Land, Mansfield, TX	-	543	-	82		625	-	625	-	—	09/05	—
Pioneer Crossing, Austin, TX	-	229	-	-	-	229	-	229	-	—	03/06	—
Senlac Land Tract II, Farmers Branch, TX	-	656	-	-		656	-	656	-	—	08/05	—
Stanley Tools, Farmers Branch, TX	2,568	5,373	-	-	(301)	5,072	-	5,072	-	—	02/04	—
Whorton Land, Bentonville, AR	2,397	4,291	-	62	(2,997)	1,356	-	1,356	-	—	06/05	—
Total Land Subject to Sales Contract	$ 10,217	$ 20,668	$ -	$ 288	$ (3,607)	$ 17,350	$ -	$ 17,350	$ -

Total Properties Subject to Sales Contract	$ 21,494	$ 22,865	$ 13,712	$ 330	$ (5,605)	$ 19,546	$ 11,754	$ 31,302	$ 1,949

TOTAL: Real Estate	$ 599,644	$ 221,915	$ 576,513	$ 74,628	$ (44,963)	$ 214,157	$ 613,936	$ 828,093	$ 132,291

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31,
SCHEDULE III
(Continued)

	2013	2012	2011
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,063,634	$1,146,234	$1,365,709
Additions
Acquisitions, improvements and construction	9,182	15,205	83,493
Deductions
Sale of real estate	(233,617)	(91,504)	(312,944)
Asset impairments	(11,106)	(6,301)	9,976
Balance at December 31,	$828,093	$1,063,634	$1,146,234

Reconciliation of Accumulated Depreciation
Balance at January 1,	$166,684	$157,895	$152,595
Additions
Depreciation	20,520	22,486	27,166
Deductions
Sale of real estate	(54,913)	(13,697)	(21,866)
Balance at December 31,	$132,291	$166,684	$157,895

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
Miscellaneous non-related party notes	various	various		$-	$507	$507	$-
Miscellaneous related party notes	various	various		-	664	664	-
S Breeze I-V, LLC	5.00%	6/14		-	3,180	3,180	-
6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,977	1,809	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	16,156	6,363	6,363	-
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	14,159	9,215	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	14,159	9,215	4,663	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	12,524	12,335	8,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/32	Excess cash flow	11,911	2,409	1,936	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	23,575	12,663	9,986	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,494	1,702	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,809	12,761	7,966	-
100% Interest in UH of Tivoli, LLC

SCHEDULE IV
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)

UNSECURED LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	16,156	2,189	2,000	-
Unified Housing Foundation, Inc.	5.00%	12/13		-	6,000	6,000	-
				$106,605	$71,797	$57,376	$-
				Accrued interest		12,793
				Allowance for estimated losses		(2,262)
						$67,907

SCHEDULE IV
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
As of December 31,

	2013	2012	2011
	(dollars in thousands)

Balance at January 1,	$61,360	$81,313	$71,766
Additions
New mortgages	-	8,590	22,168
Funding of existing loans	590	-	-
Recognition of prior unaccrued interest, previously reserved	-	-	-
Increase of interest receivable on mortgage loans	12,235	10,113	1,467
Deductions
Amounts paid	(3,797)	(12,927)	(8,018)
Non-cash reduction	(219)	(1,987)	(500)
Cost of mortgages sold	-	(23,742)	(5,570)
Balance at December 31,	$70,169	$61,360	$81,313

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2013.

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

HENRY BUTLER:    Age 63, Director (Affiliated) (since December 2001) and Chairman of the Board (since May 2009)

  Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC since April 30, 2011, and its predecessor, Prime (since July 2003).  Mr. Butler was owner/operator (1989 to 1991) of Butler Interests, Inc.  Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since December 2001) of the Company.  He is also Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2011) and a Director (December 2001 to July 2003) and again (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI:    Age 51, Director (Independent) (since November 2005)

Mr. Jakuszewski is currently a medical Specialist for VAYA Pharma, Inc.  He was the Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America; Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc.; a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1998-1992) of Mead Johnson Nutritional Division, USPNG; and Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.  Mr. Jakuszewski has been a Director of the Company since his election on November 22, 2005. He is also a director of ARL (since November 22, 2005) and a Director of IOT (since March 16, 2004).

SHARON HUNT:     Age 71, Director (Independent) (since October 2011).

     Ms. Hunt is a Licensed Realtor in Arkansas with Keystone Realty. She was President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997), a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate. Ms. Hunt has been a Director of the Company since her election on October 25, 2011 and previously was a Director from February 20, 2004 to January 31, 2011.  She is also a Director of ARL (since October 25, 2011) and previously (February 20, 2004 to January 31, 2011), and a Director of IOT (since October 25, 2011).

TED R. MUNSELLE:    Age 58, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has been a Director of the Company since his election on February 20, 2004.  He is also a Director of ARL (since February 20, 2004) and a Director of IOT (since May 21, 2009).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of TCI has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Committees

The Board of Directors held seven meetings during 2013. For such year, no incumbent director attended fewer than 86% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.  Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.  The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2013.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met once during 2013.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2013.

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

Following the annual meeting of stockholders held December 2013 for the fiscal year ended December 31, 2012, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2013.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2013 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

DANIEL J. MOOS, 63

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

GENE S. BERTCHER, 65

Executive Vice President (since February 2008), Chief Financial Officer (since Oct. 28, 2009), and Treasurer (since October 2013) of the Company, ARL and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present), Chief Financial Officer (since November 1989) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the NYSE MKT. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973.

LOUIS J. CORNA, 66

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

ALFRED CROZIER, 62

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

Officers

Although not an executive officer of the Company, Aimee Cole currently serves as Vice President and Corporate Controller.  Her position with the Company is not subject to a vote of stockholders. Her age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

AIMEE COLE, 34

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2013. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

The Advisor

Pillar has been TCI’s Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees and as such, employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, RAI, RAMI or ARL, nor is he a Trustee of the May Trust.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments.  Pillar is required to report quarterly to the Board on TCI’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

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

The TCI Advisory Agreement further provides that Pillar shall bear the cost of certain expenses of its employees, excluding fees paid to TCI’s Directors; rent and other office expenses of both Pillar and TCI (unless TCI maintains office space separate from that of Pillar); costs not directly identifiable to TCI’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement

If and to the extent that TCI shall request Pillar, or any director, officer, partner, or employee of Pillar, to render services for TCI other than those required to be rendered by the Advisory Agreement, Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and TCI from time to time.  As discussed below, under “Property Management and Real Estate Brokerage,” effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty I.

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

Pillar may assign the Advisory Agreement only with the prior consent of TCI.

The principal executive officers and directors of Pillar are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Development
Mickey N. Phillips	Director
Ryan T. Phillips	Director

TCI had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated.  During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was RAI, a Nevada corporation, the sole shareholder of which was RAMI, a Nevada corporation, the sole shareholder of which was a trust known as the May Trust

Property Management

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

Real Estate Brokerage

Regis provides real estate brokerage services to TCI on a non-exclusive basis, and is entitled to receive a real estate commission for property purchases and sales in accordance with the following sliding scale of total fees to be paid:

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

Effective February, 2011, each non-affiliated Director is entitled to receive an annual retainer of $12,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500.  Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

 During 2013, $36,500 was paid to non-employee Directors in total Directors’ fees.  The fees paid to the directors are as follows: Sharon Hunt, $12,000; Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Pillar. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of December 31, 2013, there were 5,000 shares of stock options outstanding which were exercisable at $14.25 per share.  These options will expire January 1, 2015, if not exercised.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding compensation plans under which equity securities of TCI are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column) (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,000	$ 14.25	—

See Note 10. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 15, 2013.

	Amount and
	Nature	Approximate
	of Beneficial	Percent of
	Ownership*	Class**
American Realty Investors, Inc. (1)(2)(3)	7,052,420	83.82%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

EQK Holdings, Inc.(1)(2)	5,669,194	67.38%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(2)	1,383,226	16.44%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
_________________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,413,469 shares of Common stock outstanding at March 15, 2014.
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

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 15, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**

Gene S. Bertcher	7,052,420	(2)	83.82%
Henry A. Butler	7,052,420	(2)	83.82%
Louis J. Corna	7,052,420	(2)	83.82%
Alfred Crozier	7,052,420	(2)	83.82%
Robert A. Jakuszewski	7,052,420	(2)	83.82%
Daniel J. Moos	7,052,420	(2)(3)	83.82%
Ted Munselle	7,052,420	(1)(2)	83.82%
Sharon Hunt	7,052,420	(2)	83.82%
All Directors and Executive Officers as a group (8 individuals)	7,052,420	(1)(2)(3)	83.82%
______________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 8,413,469 shares of Common stock outstanding at March 15, 2014.
(1)	Ted R. Munselle has options to purchase 5,000 shares of Common stock which are presently exercisable.
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

Certain Business Relationships

Pillar has been TCI’s Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees and as such, employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

TCI had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated.  During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was RAI, a Nevada corporation, the sole shareholder of which was RAMI, a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, RAI, RAMI or ARL, nor is he a Trustee of the May Trust.

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

At December 31, 2013, TCI owned approximately 81.1% of the outstanding common shares of IOT.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

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

In 2013, the Company paid advisory fees of $8.5 million, net income fees of $4.1 million, mortgage brokerage and equity refinancing fees of $1.9 million, cost reimbursements of $2.6 million, and interest of $0.2 million to Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.4 million to Regis in 2013.

As of December 31, 2013, the Company had notes and interest receivables of $66.4 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, TCI recognized $12.2 million of interest income from these related party notes receivables.

Below are transactions that involve a related party:

On December 30, 2013 RAI, a related party, obtained a $20 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016 and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

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

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables to ARL were reduced for the lower asset price.

Operating Relationships

The Company received rental revenue of $0.7 million in 2013, $0.6 million in 2012, and $0.4 million in 2011 from Pillar, Prime and its related parties for properties owned by the Company, including Addison Hanger, Browning Place, and Eagle Crest.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2013, TCI owes ARL $52.4 million.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2013 and 2012 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2013		2012
	Farmer, Fuqua	Swalm &	Farmer, Fuqua	Swalm &
Type of Fee	& Huff	Associates	& Huff	Associates
Audit Fees	$549,783	$56,947	$491,992	$46,104
Tax Fees	42,076	-	40,825	-
Total	$591,859	$56,947	$532,817	$46,104

(1) All IOT

            The audit fees for 2013 and 2012 were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2013 and 2012 were for services related to federal and state tax compliance and advice.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid to the principal auditors for the services described in the above table fall under the categories listed below:

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2013 and 2012 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2013 and 2012

Consolidated Statements of Operations—Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012, and 2011

Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2013, 2012, and 2011

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 31, 2014	By:	/s/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 31, 2014

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2014

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2014

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2014

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2013

Exhibit Number	Description
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

10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350.
___________________________________
*	Filed herewith.