Form 10-Q
period 2014-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2014-05-15
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,413,469
(Class)	(Outstanding at May 5, 2014)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$742,995	$777,974
Real estate held for sale at cost, net of depreciation ($28,033 for 2014 and $2,390 for 2013)	11,945	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,036 for 2014 and $1,949 for 2013)	25,090	29,353
Less accumulated depreciation	(104,212)	(127,952)
Total real estate	675,818	695,802
Notes and interest receivable:
Performing (including $60,221 in 2014 and $66,431 in 2013 from related parties)	63,479	69,626
Non-performing	552	543
Less allowance for doubtful accounts (including $2,098 in 2014 and $2,098 in 2013 from related parties)	(2,262)	(2,262)
Total notes and interest receivable	61,769	67,907
Cash and cash equivalents	18,177	16,086
Restricted cash	27,185	31,799
Investments in unconsolidated joint ventures and investees	1,824	1,697
Receivable from related party	80,139	52,380
Other assets	35,492	32,000
Total assets	$900,404	$897,671

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$578,133	$562,734
Notes related to real estate held for sale	15,717	17,100
Notes related to real estate subject to sales contracts	20,991	23,011
Deferred gain (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $4,893 in 2014 and $4,697 in 2013 to related parties)	36,536	50,160
Total liabilities	704,473	706,101

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2014 and 2013 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2013 and 2012 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 8,413,669 shares in 2014 and 2013 and outstanding 8,413,469 shares in 2014 and 2013	84	84
Treasury stock at cost, 200 shares in 2014 and 2013	(2)	(2)
Paid-in capital	271,446	271,720
Retained earnings	(93,478)	(98,029)
Total Transcontinental Realty Investors, Inc. shareholders' equity	178,051	173,774
Non-controlling interest	17,880	17,796
Total shareholders' equity	195,931	191,570
Total liabilities and shareholders' equity	$900,404	$897,671

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $175 and $165 for the three months ended 2014 and 2013, respectively, from related parties)	$19,727	$19,505

Expenses:
Property operating expenses (including $146 and $194 for the three months ended 2014 and 2013, respectively, from related parties)	9,592	9,389
Depreciation and amortization	4,444	3,733
General and administrative (including $744 and $648 for the three months ended 2014 and 2013, respectively, from related parties)	1,560	1,622
Provision on impairment of notes receivable and real estate assets	-	-
Net income fee to related party	490	56
Advisory fee to related party	1,852	2,138
Total operating expenses	17,938	16,938
Net operating income	1,789	2,567

Other income (expenses):
Interest income (including $1,874 and $2,140 for the three months ended 2014 and 2013, respectively, from related parties)	2,113	2,176
Other income	157	36
Mortgage and loan interest (including $31 and $487 for the three months ended 2014 and 2013, respectively, from related parties)	(6,841)	(7,933)
Deferred borrowing costs amortization	(932)	(2,416)
Loan charges and prepayment penalties	(1,582)	(3,937)
Loss on the sale of investments	-	(7)
Losses from unconsolidated joint ventures and investees	(4)	(13)
Litigation settlement	3,839	(45)
Total other expenses	(3,250)	(12,139)
Loss before gain on land sales, non-controlling interest, and taxes	(1,461)	(9,572)
Gain (loss) on land sales	753	(48)
Net loss from continuing operations before taxes	(708)	(9,620)
Income tax benefit	1,870	2,318
Net income (loss) from continuing operations	1,162	(7,302)
Discontinued operations:
Net income (loss) from discontinued operations	(710)	432
Gain on sale of real estate from discontinued operations	6,053	6,190
Income tax expense from discontinued operations	(1,870)	(2,318)
Net income from discontinued operations	3,473	4,304
Net income (loss)	4,635	(2,998)
Net loss attributable to non-controlling interest	(84)	(111)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	4,551	(3,109)
Preferred dividend requirement	(274)	(274)
Net income (loss) applicable to common shares	$4,277	$(3,383)

Earnings per share - basic
Net income (loss) from continuing operations	$0.10	$(0.91)
Net income from discontinued operations	0.41	0.51
Net income (loss) applicable to common shares	$0.51	$(0.40)

Earnings per share - diluted
Net income (loss) from continuing operations	$0.09	$(0.91)
Net income from discontinued operations	0.40	0.51
Net income (loss) applicable to common shares	$0.49	$(0.40)

Weighted average common shares used in computing earnings per share	8,413,469	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,639,679	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$1,078	$(7,413)
Net income from discontinued operations	3,473	4,304
Net income (loss)	$4,551	$(3,109)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$17,796
Series C preferred stock dividends (7.0% per year)	(52)	-	-	-	-	-	(52)	-	-
Series D preferred stock dividends (9.0% per year)	(222)	-	-	-	-	-	(222)	-	-
Net income	4,635	4,635	-	-	-	-	-	4,551	84
Sale of controlling interest	-	-	-	-	-	-	-	-	-
Distributions to non- controlling interests	-	-	-	-	-	-	-	-	-
Balance, March 31, 2014	$195,931	$(95,012)	$1	8,413,669	$84	$(2)	$271,446	$(93,478)	$17,880

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)

Net income (loss)	$4,635	$(2,998)
Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	4,635	(2,998)
Comprehensive income attributable to non-controlling interest	(84)	(111)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$4,551	$(3,109)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$4,635	$(2,998)
Adjustments to reconcile net income (loss) applicable to common shares to net cash flows from operating activities:
Loss (gain) on sale of land	(753)	48
Gain on sale of income-producing properties	(6,053)	(6,190)
Depreciation and amortization	4,609	5,166
Amortization of deferred borrowing costs	1,213	2,435
Losses(earnings) from unconsolidated joint ventures and investees	4	(8)
Decrease (increase) in assets:
Accrued interest receivable	10,587	2,018
Other assets	(13)	(695)
Prepaid expense	(777)	(613)
Escrow	4,607	11,513
Earnest money	(65)	375
Rent receivables	(238)	813
Decrease in liabilities:
Accrued interest payable	(62)	(240)
Related party payables	(27,759)	(12,336)
Other liabilities	(13,554)	(11,824)
Net cash used in operating activities	(23,619)	(12,536)

Cash Flow From Investing Activities:
Originations or advances on notes receivable	(4,449)	(145)
Acquisition of land held for development	(93)	-
Proceeds from sale of income-producing properties	22,480	24,267
Proceeds from sale of land	1,504	2,537
Investment in unconsolidated real estate entities	(131)	32
Improvement of land held for development	(115)	(70)
Improvement of income-producing properties	(1,162)	(964)
Construction and development of new properties	(205)	(115)
Net cash provided by investing activities	17,829	25,542

Cash Flow From Financing Activities:
Proceeds from notes payable	61,212	78,345
Recurring amortization of principal on notes payable	(4,668)	(4,335)
Payments on maturing notes payable	(44,486)	(94,725)
Deferred financing costs	(3,903)	(1,496)
Preferred stock dividends - Series C	(52)	(52)
Preferred stock dividends - Series D	(222)	(222)
Net cash provided by (used in) financing activities	7,881	(22,485)

Net increase (decrease) in cash and cash equivalents	2,091	(9,479)
Cash and cash equivalents, beginning of period	16,086	13,001
Cash and cash equivalents, end of period	$18,177	$3,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,151	$10,205

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

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the NYSE MKT under the symbol (“IOT”).

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

Properties

We own or had interests in a total property portfolio of 44 income-producing properties as of March 31, 2014.  The properties consisted of:

•	9 commercial buildings consisting of six office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 2.3 million rentable square feet;

•	35 apartment communities totaling 5,846 units; excluding apartments being developed; and

•	4,094 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At March 31, 2014, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2013, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Certain 2013 financial statement amounts have been reclassified to conform to the 2014 presentation, including adjustments for discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2014 (dollars in thousands):

Apartments	$433,141
Commercial properties	165,007
Land held for development	144,847
Real estate held for sale	39,978
Real estate subject to sales contract	27,126
Total real estate	$810,099
Less accumulated depreciation	(134,281)
Total real estate, net of depreciation	$675,818

The highlights of our significant real estate transactions for the three months ended March 31, 2014, are listed below:

On February 6, 2014, the Company sold a 232-unit apartment complex known as Pecan Pointe located in Temple, Texas for a sales price of $23.1 million to an independent third party.  The buyer assumed the existing debt of $16.5 million secured by the property.  A gain of $6.1 million was recorded on the sale.

On March 26, 2014, the Company sold 6.314 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $1.7 million.  We paid $1.5 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $6.6 million, secured by various land parcels located in McKinney, Texas.  A gain of $0.8 million was recorded on the land parcel sale.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of March 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of March 31, 2014, there remains one apartment complex, one commercial building and 151 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost. The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20. The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2014, we have expended $0.2 million related to the construction or predevelopment of various apartment complexes.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 2,091	Various secured interests
S Breeze I-V, LLC	06/14	5.00%	3,238	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Foundation for Better Housing, Inc. (Preserve at Pecan Points) (1)	03/19	12.00%	1,810	Unsecured
Foundation for Better Housing, Inc. (Preserve at Pecan Points) (1)	03/17	12.00%	1,156	Unsecured
Accrued interest			2,159
Total Performing			$ 63,479

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	507	Various secured and unsecured interests
Accrued interest			45
Total Non-Performing			$ 552

Allowance for doubtful accounts			(2,262)
Total			$ 61,769

(1) Related party notes

At March 31, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $58.1 million.  We recognized interest income of $1.6 million related to these notes receivables.

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

On March 31, 2014, The Company received $4.0 million of notes and accrued interest receivable from Foundation for Better Housing, Inc. (“FBH”).  The notes accrue interest at 12%.  Of these receivables, $0.8 million will mature in December 2015, $1.4 million in March 2017 and $1.8 million in March 2019.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	March 31, 2014	March 31, 2013
American Realty Investors, Inc.(1)	1.99%	1.99%

(1) Unconsolidated investment in parent company

 Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

TCI owns 135,000 shares of ARL Series K preferred stock.  It was pledged as collateral on a $5.0 million promissory note relating to the Amoco Building settlement agreement.  This note has been paid in full and the stock is no longer pledged as collateral.  The par value per share is $2 and the liquidation preference is $22 per share.  It is convertible to common stock at a rate of 5 to 1.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of March 31,	2014	2013
Real estate, net of accumulated depreciation	$15,212	$44,951
Notes receivable	67,450	44,472
Other assets	128,291	132,397
Notes payable	(51,138)	(61,442)
Other liabilities	(98,220)	(85,195)
Shareholders' equity	(61,595)	(75,183)

For the Three Months Ended March 31,	2014	2013
Rents and interest and other income	$2,881	$4,709
Depreciation	(68)	(81)
Operating expenses	(1,486)	(1,230)
Gain on land sales	-	12
Interest expense	(1,633)	(1,511)
Income (loss) from continuing operations	(306)	1,899
Income from discontinued operations	-	-
Net Income (loss)	$(306)	$1,899

Company's proportionate share of earnings (loss) (1)	$(6)	$38

(1) Earnings (loss) represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$358,379	$1,199	$359,578
Commercial	94,346	285	94,631
Land	74,523	117	74,640
Real estate held for sale	15,717	-	15,717
Real estate subject to sales contract	19,453	1,538	20,991
Other	49,284	-	49,284

Total	$611,702	$3,139	$614,841

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

On February 12, 2014, the Company exercised the first prepayment option on the settlement with the lender relating to the Amoco Building and paid $1.2 million to settle all obligations.  The remaining balance of the note in the amount of $3.5 million, along with accrued interest, was forgiven.  The 135,000 shares of Series K Convertible Preferred Stock of ARL that was pledged to the lender has been released to TCI.

On February 28, 2014, the Company refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, LA, for a new mortgage of $19.2 million.  TCI paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly, maturing April 1, 2051.

On March 25, 2014, the Company exercised its lender granted option under the settlement agreement relating to the Galleria East Center Retail / Showcase Chevrolet land which was transferred to the existing lender on February 4, 2011.  TCI paid the balance of the notes along with all accrued and unpaid interest and received a reduction in price of $0.4 million.

On March 28, 2014, the Company secured financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $500,000 starting April 1, 2015.  The loan is secured by various equity interests in residential apartments.

On March 31, 2014, the Company entered into a settlement agreement relating to the Fenton Centre building which was transferred to the existing lender on June 7, 2011.  The total amount of the settlement was $7.0 million, $5.0 million was paid at the time of the settlement and the remaining $2.0 million will be paid out in equal monthly installments through November 5, 2015.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2014 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2013	$-	$52,380	$52,380
Cash transfers	28,637	-	28,637
Advisory fees	(1,852)	-	(1,852)
Net income fee	(490)	-	(490)
Fees and commissions	(264)	-	(264)
Cost reimbursements	(699)	-	(699)
Interest (to) from advisor	-	461	461
Expenses paid by advisor	(1,130)	-	(1,130)
Financing (mortgage payments)	(3,776)	-	(3,776)
Sales/purchases transactions	6,872	-	6,872
Purchase of obligations	(27,298)	27,298	-
Related party receivable, March 31, 2014	$-	$80,139	$80,139

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2014 and 2013, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,560	$15,159	$-	$8	$19,727
Property operating expenses	2,936	6,463	188	5	9,592
Depreciation	1,798	2,646	-	-	4,444
Mortgage and loan interest	1,415	4,084	1,109	233	6,841
Deferred borrowing costs amortization	13	886	30	3	932
Loan charges and prepayment penalties	9	1,573	-	-	1,582
Interest income	-	-	-	2,113	2,113
Gain on land sales	-	-	753	-	753
Segment operating income (loss)	$(1,611)	$(493)	$(574)	$1,880	$(798)
Capital expenditures	1,130	-	85	-	1,215
Real estate assets	129,235	376,617	158,022	-	663,874

Property Sales
Sales price	$-	$23,131	$1,565	$-	$24,696
Cost of sale	-	17,078	812	-	17,890
Gain on sale	$-	$6,053	$753	$-	$6,806

	Commercial
For the Three Months Ended March 31, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$5,063	$14,408	$34	$-	$19,505
Property operating expenses	3,062	6,049	301	(23)	9,389
Depreciation	1,089	2,644	-	-	3,733
Mortgage and loan interest	1,267	4,551	1,403	712	7,933
Deferred borrowing costs amortization	21	2,338	56	1	2,416
Loan charges and prepayment penalties	-	3,937	-	-	3,937
Interest income	-	-	-	2,176	2,176
Loss on land sales	-	-	(48)	-	(48)
Segment operating gain(loss)	$(376)	$(5,111)	$(1,774)	$1,486	$(5,775)
Capital expenditures	677	31	53	-	761
Real estate assets	137,004	386,885	170,619	-	694,508

Property Sales
Sales price	$-	$25,300	$2,250	$-	$27,550
Cost of sale	-	19,110	2,298	-	21,408
Deferred current gain	-	-	-	-	-
Gain (loss) on sale	$-	$6,190	$(48)	$-	$6,142

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2014	2013
Segment operating loss	$(798)	$(5,775)
Other non-segment items of income (expense)
General and administrative	(1,560)	(1,622)
Net income fee to related party	(490)	(56)
Advisory fee to related party	(1,852)	(2,138)
Other income	157	36
Loss on sale of investment	-	(7)
Earnings (loss) from unconsolidated joint ventures and investees	(4)	(13)
Litigation settlement	3,839	(45)
Income tax benefit	1,870	2,318
Net income (loss) from continuing operations	$1,162	$(7,302)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2014	2013
Segment assets	$663,874	$694,508
Investments in real estate partnerships	1,824	5,415
Notes and interest receivable	61,769	57,225
Other assets	172,937	242,463
Total assets	$900,404	$999,611

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2014.   Included in discontinued operations are a total of two and 17 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and have one commercial property held for sale (1010 Common).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property revenues	$1,147	$8,949
	1,147	8,949
Expenses:
Property operating expenses	928	4,457
Depreciation	166	269
General and administrative	164	1,432
Total operating expenses	1,258	6,158

Other income (expense):
Other income	37	-
Mortgage and loan interest	(310)	(2,272)
Deferred borrowing costs amortization	(281)	(18)
Loan charges and prepayment penalties	-	(45)
Earnings from unconsolidated subsidiaries and investees	-	21
Litigation settlement	(45)	(45)
Total other expenses	(599)	(2,359)

Loss from discontinued operations before gain on sale of real estate and tax	(710)	432
Gain on sale of real estate from discontinued operations	6,053	6,190
Income tax expense	(1,870)	(2,318)
Income from discontinued operations	$3,473	$4,304

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

We have 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  The 30,000 shares are owned by Realty Advisors, Inc., a related party, and have accrued dividends unpaid of $0.9 million.

As of March 31, 2014, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of March 31, 2014, the preferred stock and the stock options were dilutive and thus included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On April 3, 2014, the Company sold 1010 Common, a 512,593 square foot commercial building, located in New Orleans, LA, for a sales price of $16.6 million.  An estimated gain of $4.1 million will be recorded on the sale.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2014, sold $24.8 million of land and income-producing properties. As of March 31, 2014, we owned 5,846 units in 35 residential apartment communities and 9 commercial properties comprising approximately 2.3 million rentable square feet. In addition, we owned 4,094 acres of land held for development

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly-owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.  We have no employees.

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

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price. Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in a prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale. The related party payables to ARL were reduced for the lower asset price.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2014 and 2013, we owned or had interests in a portfolio of 44 and 59 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of March 31 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2014 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2014	2013
Continuing operations	43	43
Held for sale/subsequent sales	1	16
Total property portfolio	44	59

Comparison of the three months ended March 31, 2014 to the same period ended 2013

For the three months ended March 31, 2014, we reported a net income applicable to common shares of $4.3 million or $0.49 per diluted earnings per share, as compared to a net loss applicable to common shares of $3.4 million or $0.40 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were $19.7 million for the three months ended March 31, 2014. This represents an increase of $0.2 million, as compared to the prior period revenues of $19.5 million. This change, by segment, is an increase in the apartment portfolio of $0.7 million, offset by a decrease in the commercial portfolio of $0.5 million.  Within the apartment portfolio there was an increase of $0.7 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging 95%. Our existing commercial portfolio decreased by $0.5 million in the same store properties. This decrease is due to lost rents from tenant vacancies.  We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $9.6 million for the three months ended March 31, 2014. This represents an increase of $0.2 million, as compared to the prior period operating expenses of $9.4 million. This change, by segment, is an increase in the apartment portfolio of $0.4 million, a decrease in the commercial portfolio of $0.1 million and a decrease in the land portfolio of $0.1 million.  Within the apartment portfolio, the increase relates to general repair and maintenance expense and real estate taxes.

Depreciation and amortization expense was $4.4 million for the three months ended March 31, 2014. This represents an increase of $0.7 million, as compared to the prior period expense of $3.7 million. This change is attributable to the commercial portfolio due to new assets placed in service in the current period.

Other income (expense)

Mortgage and loan interest expense was $6.8 million for the three months ended March 31, 2014. This represents a decrease of $1.1 million, as compared to the prior period expense of $7.9 million. This change by segment, is a decrease in the apartment portfolio of $0.5 million, a decrease in the land portfolio of $0.3 million, a decrease in the other portfolio of $0.5 million, offset by an increase in the commercial portfolio of $0.2 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates. Within the other portfolio, the majority of the decrease is due to a decrease in the interest paid to our Advisor.  The decrease in the land portfolio was due to land sales.

Deferred borrowing costs amortization was $0.9 million for the three months ended March 31, 2014. This represents a decrease of $1.5 million as compared to the prior period expense of $2.4 million. The majority of the decrease is in the same store apartment portfolio due to the write off in the prior period of prior loan deferred borrowing costs upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $1.6 million for the three months ended March 31, 2014. This represents a decrease of $2.3 million, as compared to the prior period expense of $3.9 million. There were fewer refinances completed in the current period than in the prior period.

Due to the litigation settlement and the prepayment option relating to the Amoco Building, the outstanding balance of the note was forgiven.

Gain on land sales increased for the three months ended March 31, 2014, as compared to the prior period.  In the current period we sold 6.31 acres of land in one transaction for a sales price of $1.6 million and recorded a gain of $0.8 million.  In the prior period, we sold 28.42 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2014.   Included in discontinued operations are a total of two and 17 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and have one commercial property held for sale (1010 Common).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property revenues	$1,147	$8,949
	1,147	8,949
Expenses:
Property operating expenses	928	4,457
Depreciation	166	269
General and administrative	164	1,432
Total operating expenses	1,258	6,158

Other income (expense):
Other income	37	-
Mortgage and loan interest	(310)	(2,272)
Deferred borrowing costs amortization	(281)	(18)
Loan charges and prepayment penalties	-	(45)
Earnings from unconsolidated subsidiaries and investees	-	21
Litigation settlement	(45)	(45)
Total other expenses	(599)	(2,359)

Loss from discontinued operations before gain on sale of real estate and tax	(710)	432
Gain on sale of real estate from discontinued operations	6,053	6,190
Income tax expense	(1,870)	(2,318)
Income from discontinued operations	$3,473	$4,304

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2014	2013	Variance

Net cash used in operating activities	$(23,619)	$(11,841)	$(11,778)
Net cash provided by investing activities	$17,829	$25,542	$(7,713)
Net cash provided by (used in) financing activities	$7,881	$(22,485)	$30,366

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  We received more interest payments from our notes receivables in the current period and used more cash to pay down related party payables and other payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. Sales in the current period were consistent with the prior period.  The majority of the decrease is related to the acquisition of notes receivables and land held for development.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  Proceeds from notes payable associated with new loans and refinancing provided more cash in the current period to be used in operations.

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

Tax Matters

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, Realty Advisors Management, Inc. (“RAMI”) subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the RAMI group.  As a result, TCI joined the RAMI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2014, and a loss in 2013 and 2012; therefore, it recorded no provision for income taxes.

At March 31, 2014, TCI had a net deferred tax asset of $92.1 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2014, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$55,345	4.59%	$553
Total decrease in TCI’s annual net income			553
Per share			$0.06

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the first quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2013			1,230,535	406,465
January 31, 2014	-	$-	1,230,535	406,465
February 28, 2014	-	$-	1,230,535	406,465
March 31, 2014	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 15, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)