Form 10-Q
period 2014-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2014-08-14
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 5, 2014)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$742,615	$777,974
Real estate held for sale at cost, net of depreciation ($1,489 for 2014 and $2,390 for 2013)	627	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,124 for 2014 and $1,949 for 2013)	24,842	29,353
Less accumulated depreciation	(106,832)	(127,952)
Total real estate	661,252	695,802
Notes and interest receivable:
Performing (including $67,458 in 2014 and $66,431 in 2013 from related parties)	70,773	69,626
Non-performing	564	543
Less allowance for doubtful accounts (including $2,098 in 2014 and $2,098 in 2013 from related parties)	(2,263)	(2,262)
Total notes and interest receivable	69,074	67,907
Cash and cash equivalents	13,382	16,086
Restricted cash	25,052	31,799
Investments in unconsolidated joint ventures and investees	1,509	1,697
Receivable from related party	74,406	52,380
Other assets	36,548	32,000
Total assets	$881,223	$897,671

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$569,199	$562,734
Notes related to real estate held for sale	3,006	17,100
Notes related to real estate subject to sales contracts	20,758	23,011
Deferred gain (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $5,103 in 2014 and $4,697 in 2013 to related parties)	37,008	50,160
Total liabilities	683,067	706,101

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding 30,000 shares in 2014 and 2013 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2013 and 2012 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 8,413,669 shares in 2014 and 2013 and outstanding 8,413,469 shares in 2014 and 2013	84	84
Treasury stock at cost, 200 shares in 2014 and 2013	(2)	(2)
Paid-in capital	271,169	271,720
Retained earnings	(91,088)	(98,029)
Total Transcontinental Realty Investors, Inc. shareholders' equity	180,164	173,774
Non-controlling interest	17,992	17,796
Total shareholders' equity	198,156	191,570
Total liabilities and shareholders' equity	$881,223	$897,671

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $175 and $166 for the three months and $350 and $331 for the six months ended 2014 and 2013, respectively, from related parties)	$19,859	$19,560	$39,476	$38,950

Expenses:
Property operating expenses (including $148 and $160 for the three months and $293 and $353 for the six months ended 2014 and 2013, respectively, from related parties)	9,695	8,787	19,229	18,116
Depreciation and amortization	4,430	4,298	8,868	8,026
General and administrative (including $656 and $792 for the three months and $1,400 and $1,439 for the six months ended 2014 and 2013, respectively, from related parties)	2,737	1,615	4,295	3,237
Net income fee to related party	210	48	700	104
Advisory fee to related party	1,811	2,071	3,664	4,209
Total operating expenses	18,883	16,819	36,756	33,692
Net operating income	976	2,741	2,720	5,258

Other income (expenses):
Interest income (including $4,004 and $2,149 for the three months and $6,117 and $4,288 for the six months ended 2014 and 2013, respectively, from related parties)	4,005	2,119	6,118	4,296
Other income	244	144	401	180
Mortgage and loan interest (including $0 and $439 for the three months and $31 and $926 for the six months ended 2014 and 2013, respectively, from related parties)	(7,932)	(7,874)	(14,765)	(15,797)
Deferred borrowing costs amortization	(334)	46	(1,266)	(2,371)
Loan charges and prepayment penalties	-	(26)	(1,582)	(3,963)
Loss on the sale of investments	-	-	-	(8)
Losses from unconsolidated joint ventures and investees	(11)	15	(16)	2
Litigation settlement	(86)	57	3,753	12
Total other expenses	(4,114)	(5,519)	(7,357)	(17,649)
Loss before gain on land sales, non-controlling interest, and taxes	(3,138)	(2,778)	(4,637)	(12,391)
Gain (loss) on land sales	(159)	-	594	(48)
Net loss from continuing operations before taxes	(3,297)	(2,778)	(4,043)	(12,439)
Income tax benefit	2,035	5,222	3,918	7,554
Net income (loss) from continuing operations	(1,262)	2,444	(125)	(4,885)
Discontinued operations:
Net loss from discontinued operations	(1,189)	(3,154)	(1,862)	(2,682)
Gain on sale of real estate from discontinued operations	7,003	18,074	13,057	24,265
Income tax expense from discontinued operations	(2,035)	(5,222)	(3,918)	(7,554)
Net income from discontinued operations	3,779	9,698	7,277	14,029
Net income	2,517	12,142	7,152	9,144
Net loss attributable to non-controlling interest	(127)	(115)	(211)	(226)
Net income attributable to Transcontinental Realty Investors, Inc.	2,390	12,027	6,941	8,918
Preferred dividend requirement	(277)	(277)	(551)	(551)
Net income applicable to common shares	$2,113	$11,750	$6,390	$8,367

Earnings per share - basic
Net income (loss) from continuing operations	$(0.20)	$0.24	$(0.11)	$(0.67)
Net income from discontinued operations	0.45	1.15	0.86	1.67
Net income applicable to common shares	$0.25	$1.39	$0.75	$1.00

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.20)	$0.23	$(0.11)	$(0.67)
Net income from discontinued operations	0.45	1.10	0.86	1.67
Net income applicable to common shares	$0.25	$1.33	$0.75	$1.00

Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,413,469	8,796,699	8,413,469	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(1,389)	$2,329	$(336)	$(5,111)
Net income from discontinued operations	3,779	9,698	7,277	14,029
Net income	$2,390	$12,027	$6,941	$8,918

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2014
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$17,796
Series C preferred stock dividends (7.0% per year)	(106)	-	-	-	-	-	(106)	-	-
Series D preferred stock dividends (9.0% per year)	(445)	-	-	-	-	-	(445)	-	-
Net income	7,152	7,152	-	-	-	-	-	6,941	211
Sale of controlling interest	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interests	(15)	-	-	-	-	-	-	-	(15)
Balance, June 30, 2014	$198,156	$(92,495)	$1	8,413,669	$84	$(2)	$271,169	$(91,088)	$17,992

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)

Net income	$7,152	$9,144
Other comprehensive income (loss)	-	-
Total comprehensive income	7,152	9,144
Comprehensive income attributable to non-controlling interest	(211)	(226)
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$6,941	$8,918

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$7,152	$9,144
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Loss (gain) on sale of land	(594)	48
Gain on sale of income-producing properties	(13,057)	(24,265)
Depreciation and amortization	9,061	10,761
Amortization of deferred borrowing costs	1,544	3,383
Losses (earnings) from unconsolidated joint ventures and investees	286	(23)
Decrease (increase) in assets:
Accrued interest receivable	7,281	296
Other assets	574	-
Prepaid expense	(1,182)	(1,008)
Escrow	8,910	10,227
Earnest money	(265)	525
Rent receivables	(397)	2,924
Related party receivables	-	(7,125)
Increase (decrease) in liabilities:
Accrued interest payable	104	(2,186)
Related party payables	(22,026)	(10,057)
Other liabilities	(13,082)	(8,081)
Net cash used in operating activities	(15,691)	(15,437)

Cash Flow From Investing Activities:
Originations or advances on notes receivable	(8,449)	(343)
Acquisition of land held for development	(93)	(7)
Proceeds from sale of income-producing properties	41,428	75,874
Proceeds from sale of land	2,221	2,537
Investment in unconsolidated real estate entities	(98)	(278)
Improvement of land held for development	(181)	(290)
Improvement of income-producing properties	(3,134)	(3,333)
Sales of controlling interest	-	54
Construction and development of new properties	(620)	(179)
Net cash provided by investing activities	31,074	74,035

Cash Flow From Financing Activities:
Proceeds from notes payable	59,487	136,172
Recurring amortization of principal on notes payable	(10,133)	(7,504)
Payments on maturing notes payable	(61,740)	(193,031)
Deferred financing costs	(5,135)	(1,296)
Distributions to non-controlling interests	(15)	(14)
Preferred stock dividends - Series C	(106)	(105)
Preferred stock dividends - Series D	(445)	(446)
Net cash used in financing activities	(18,087)	(66,224)

Net decrease in cash and cash equivalents	(2,704)	(7,626)
Cash and cash equivalents, beginning of period	16,086	16,620
Cash and cash equivalents, end of period	$13,382	$8,994

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,153	$20,125

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

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated tax return with ARL and its ultimate parent, Realty Advisors Management, Inc. (“RAMI”).

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

Properties

We own or had interests in a total property portfolio of 43 income-producing properties as of June 30, 2014.  The properties consisted of:

•	8 commercial buildings consisting of five office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 1.8 million rentable square feet;

•	35 apartment communities totaling 5,846 units; excluding apartments being developed; and

•	4,040 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At June 30, 2014, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2014 (dollars in thousands):

Apartments	$433,243
Commercial properties	164,764
Land held for development	144,608
Real estate held for sale	2,116
Real estate subject to sales contract	26,966
Total real estate	$771,697
Less accumulated depreciation	(110,445)
Total real estate, net of depreciation	$661,252

The highlights of our significant real estate transactions for the six months ended June 30, 2014, are listed below:

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

On April 3, 2014, the Company sold 1010 Common, a 512,593 square foot commercial building, located in New Orleans, Louisiana, for a sales price of $16.6 million to an independent third party.  A gain of $7.0 million was recorded on the sale.

As of June 30, 2014, there is one apartment complex, one commercial building and 134 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2014, we have expended $0.6 million related to the construction or predevelopment of various apartment complexes.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous related party notes (1)	Various	Various	$ 2,091	Various secured interests
S Breeze I-V, LLC	06/14	5.00%	3,314	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/19	12.00%	1,810	Unsecured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/17	12.00%	1,156	Unsecured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Unsecured
Accrued interest			5,454
Total Performing			$ 70,773

Non-Performing loans:
Miscellaneous non-related party notes	Various	Various	507	Various secured and unsecured interests
Accrued interest			57
Total Non-Performing			$ 564

Allowance for doubtful accounts			(2,263)
Total			$ 69,074

(1) Related party notes

At June 30, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $65.4 million.  We recognized interest income of $4.8 million related to these notes receivables.

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

On March 31, 2014, the Company invested $3.2 million of notes and accrued interest receivable from Foundation for Better Housing, Inc. for the acquisition and refinance of Preserve at Prairie Pointe.  The notes accrue interest at 12% and mature at various times.

On April 1, 2014, the Company invested $4.0 million of a note and accrued interest receivable from Foundation for Better Housing, Inc. for the acquisition of Vista Ridge.  The note accrues interest at 12% and matures in April 2019.

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence, are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting. ARL is our parent company (owning together with subsidiaries 82% of TCI’s Common Stock) and is considered as an unconsolidated joint venture.

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	June 30, 2014	June 30, 2013
American Realty Investors, Inc.(1)	1.99%	1.99%

(1) Unconsolidated investment in parent company owning 229,214 shares of ARL Common Stock

 Our interest in the common stock of ARL in the amount of 1.99% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

The Company acquired 135,000 shares of ARL Series K preferred stock on May 7, 2013.  It was pledged as collateral on a $5.0 million promissory note relating to the Amoco Building settlement agreement.  This note has been paid in full and the stock was released.  The par value per share was $2 and the liquidation preference was $22 per share.  It was convertible to common stock at a rate of 5 to 1.  The Series K preferred stock was cancelled May 7, 2014.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of June 30,	2014	2013
Real estate, net of accumulated depreciation	$15,149	$44,886
Notes receivable	68,940	44,544
Other assets	128,581	132,221
Notes payable	(52,369)	(61,410)
Other liabilities	(100,149)	(87,205)
Shareholders' equity	(60,152)	(73,036)

For the Six Months Ended June 30,	2014	2013
Rents and interest and other income	$5,894	$6,948
Depreciation	(138)	(152)
Operating expenses	(3,093)	(3,694)
Gain on land sales	-	12
Interest expense	(3,447)	(2,922)
Income (loss) from continuing operations	(784)	192
Income from discontinued operations	-	(15)
Net Income (loss)	$(784)	$177

Company's proportionate share of earnings (loss) (1)	$(16)	$4

(1) Earnings (loss) represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$397,243	$1,165	$398,408
Commercial	93,630	439	94,069
Land	70,062	117	70,179
Real estate held for sale	2,202	-	2,202
Real estate subject to sales contract	19,174	1,584	20,758
Other	7,347	-	7,347

Total	$589,658	$3,305	$592,963

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

On February 12, 2014, the Company exercised the first prepayment option on the settlement with the lender relating to the Amoco Building and paid $1.2 million to settle all obligations.  The remaining balance of the note in the amount of $3.5 million, along with accrued interest, was forgiven.  The 135,000 shares of Series K Convertible Preferred Stock of ARL that was pledged to the lender has been released to TCI.  The Series K preferred stock was cancelled May 7, 2014.

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

On March 28, 2014, the Company secured financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $500,000 starting April 1, 2015.  The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter.

On March 31, 2014, the Company entered into a settlement agreement relating to the Fenton Centre building which was transferred to the existing lender on June 7, 2011.  The total amount of the settlement was $7.0 million, $5.0 million was paid at the time of the settlement and the remaining $2.0 million will be paid out in equal monthly installments through November 5, 2015.

On May 28, 2014, a $1.5 million principal payment was made to the existing Realty Advisors, Inc. mortgage and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.75 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2014 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2013	$-	$52,380	$52,380
Cash transfers	31,718	-	31,718
Advisory fees	(3,664)	-	(3,664)
Net income fee	(700)	-	(700)
Fees and commissions	(1,066)	-	(1,066)
Cost reimbursements	(1,310)	-	(1,310)
Interest (to) from advisor	-	1,272	1,272
Notes receivable purchased	(8,437)	-	(8,437)
Expenses paid by advisor	(3,257)	-	(3,257)
Financing (mortgage payments)	(2,287)	-	(2,287)
Sales/purchases transactions	7,329	-	7,329
Series K preferred stock cancellation	270	-	270
Purchase of obligations	(18,596)	20,754	2,158
Related party receivable, June 30, 2014	$-	$74,406	$74,406

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

Presented below is our reportable segments’ operating income for the six months ended June 30, 2014 and 2013, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,426	$15,419	$-	$14	$19,859
Property operating expenses	2,968	6,522	205	-	9,695
Depreciation	1,733	2,697	-	-	4,430
Mortgage and loan interest	1,541	4,049	1,305	1,037	7,932
Deferred borrowing costs amortization	5	101	42	186	334
Interest income	-	-	-	4,005	4,005
Gain on land sales	-	-	(159)	-	(159)
Segment operating income (loss)	$(1,821)	$2,050	$(1,711)	$2,796	$1,314
Capital expenditures	1,859	99	68	-	2,026
Real estate assets	129,607	374,022	157,623	-	661,252

Property Sales
Sales price	$16,600	$-	$717	$-	$17,317
Cost of sale	9,597	-	876	-	10,473
Gain (loss) on sale	$7,003	$-	$(159)	$-	$6,844

	Commercial
For the Three Months Ended June 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,816	$14,740	$-	$4	$19,560
Property operating expenses	2,233	6,302	219	33	8,787
Depreciation	1,643	2,655	-	-	4,298
Mortgage and loan interest	1,582	4,222	1,378	692	7,874
Deferred borrowing costs amortization	19	(97)	31	1	(46)
Loan charges and prepayment penalties	-	26	-	-	26
Interest income	-	-	-	2,119	2,119
Segment operating gain (loss)	$(661)	$1,632	$(1,628)	$1,397	$740
Capital expenditures	2,236	79	228	-	2,543
Real estate assets	137,331	384,308	170,941	-	692,580

Property Sales
Sales price	$26,974	$24,822	$-	$-	$51,796
Cost of sale	14,914	18,808	-	-	33,722
Gain on sale	$12,060	$6,014	$-	$-	$18,074

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	June 30,
	2014	2013
Segment operating income	$1,314	$740
Other non-segment items of income (expense)
General and administrative	(2,737)	(1,615)
Net income fee to related party	(210)	(48)
Advisory fee to related party	(1,811)	(2,071)
Other income	244	144
Earnings (loss) from unconsolidated joint ventures and investees	(11)	15
Litigation settlement	(86)	57
Income tax benefit	2,035	5,222
Net income (loss) from continuing operations	$(1,262)	$2,444

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2014	2013
Segment assets	$661,252	$692,580
Investments in real estate partnerships	1,509	5,740
Notes and interest receivable	69,074	59,145
Other assets	149,388	212,349
Total assets	$881,223	$969,814

	Commercial
For the Six Months Ended June 30, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,875	$30,579	$-	$22	$39,476
Property operating expenses	5,846	12,985	393	5	19,229
Depreciation	3,524	5,344	-	-	8,868
Mortgage and loan interest	2,948	8,134	2,415	1,268	14,765
Deferred borrowing costs amortization	18	987	73	188	1,266
Loan charges and prepayment penalties	9	1,573	-	-	1,582
Interest income	-	-	-	6,118	6,118
Gain on land sales	-	-	594	-	594
Segment operating income (loss)	$(3,470)	$1,556	$(2,287)	$4,679	$478
Capital expenditures	2,989	99	151	-	3,239
Real estate assets	129,607	374,022	157,623	-	661,252

Property Sales
Sales price	$16,600	$23,131	$717	$-	$40,448
Cost of sale	9,597	17,077	123	-	26,797
Gain on sale	$7,003	$6,054	$594	$-	$13,651

	Commercial
For the Six Months Ended June 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$9,764	$29,148	$34	$4	$38,950
Property operating expenses	5,235	12,351	521	9	18,116
Depreciation	2,726	5,300	-	-	8,026
Mortgage and loan interest	2,840	8,773	2,781	1,403	15,797
Deferred borrowing costs amortization	40	2,241	87	3	2,371
Loan charges and prepayment penalties	-	3,937	-	26	3,963
Interest income	-	-	-	4,296	4,296
Loss on land sales	-	-	(48)	-	(48)
Segment operating gain(loss)	$(1,077)	$(3,454)	$(3,403)	$2,859	$(5,075)
Capital expenditures	2,913	110	281	-	3,304
Real estate assets	137,331	384,308	170,941	-	692,580

Property Sales
Sales price	$26,974	$50,122	$2,250	$-	$79,346
Cost of sale	14,914	37,917	2,298	-	55,129
Gain (loss) on sale	$12,060	$12,205	$(48)	$-	$24,217

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	June 30,
	2014	2013
Segment operating income (loss)	$478	$(5,075)
Other non-segment items of income (expense)
General and administrative	(4,295)	(3,237)
Net income fee to related party	(700)	(104)
Advisory fee to related party	(3,664)	(4,209)
Other income	401	180
Loss on sale of investment	-	(8)
Earnings (loss) from unconsolidated joint ventures and investees	(16)	2
Litigation settlement	3,753	12
Income tax benefit	3,918	7,554
Net loss from continuing operations	$(125)	$(4,885)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2014	2013
Segment assets	$661,252	$692,580
Investments in real estate partnerships	1,509	5,740
Notes and interest receivable	69,074	59,145
Other assets	149,388	212,349
Total assets	$881,223	$969,814

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.   Included in discontinued operations are a total of three and 18 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and one commercial property (1010 Common) and have one commercial property held for sale (Sesame Square).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property revenues	$(7)	$8,039	$1,251	$17,103
	(7)	8,039	1,251	17,103
Expenses:
Property operating expenses	221	3,375	1,208	7,891
Depreciation	21	1,297	193	2,735
General and administrative	140	256	305	525
Total operating expenses	382	4,928	1,706	11,151

Other income (expense):
Other income	(528)	20	(491)	20
Mortgage and loan interest	(70)	(2,047)	(388)	(4,327)
Deferred borrowing costs amortization	3	(993)	(278)	(1,012)
Loan charges and prepayment penalties	-	(3,200)	-	(3,245)
Earnings from unconsolidated subsidiaries and investees	-	-	-	20
Litigation settlement	(205)	(45)	(250)	(90)
Total other expenses	(800)	(6,265)	(1,407)	(8,634)

Loss from discontinued operations before gain on sale of real estate and tax	(1,189)	(3,154)	(1,862)	(2,682)
Gain on sale of real estate from discontinued operations	7,003	18,074	13,057	24,265
Income tax expense	(2,035)	(5,222)	(3,918)	(7,554)
Income from discontinued operations	$3,779	$9,698	$7,277	$14,029

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

The Fifth Court of Appeals also determined that TCI was entitled to damages for “lost opportunities” relating to tenant improvements and awarded TCI an additional $252,577.  Issues relating to attorney’s fees were also addressed with the Fifth Court of Appeals ordering the Trial Court to “re-try” the issue of attorney’s fees to determine the amount of fees to which TCI would be entitled on a “breach of commitment” claim.  In addition, as a result of the changes in amounts awarded and passage of time, the Fifth Court of Appeals also ordered the Trial Court to recalculate the correct amounts of pre and post-judgment interest owed to Appellants.

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

We have 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding. The stock has a liquidation preference of $100.00 per share. After September 30, 2006, the stock may be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. The effects of the Series C Cumulative Convertible Preferred Stock are included in the dilutive earnings per share if applying the if-converted method is dilutive.  The 30,000 shares are owned by Realty Advisors, Inc. (“RAI”), a related party, and have accrued dividends unpaid of $0.9 million.  On July 9, 2014, RAI requested that all 30,000 shares be converted into the requisite number of common stocks.  The conversion resulted in 304,298 new shares of common stock.

As of June 30, 2014, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015 if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of June 30, 2014, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On July 1, 2014, the Company invested $5.9 million and $6.1 million in notes receivable from HGH Residential, LLC relating to the acquisition of an apartment complex known as Park West I and II in Pueblo, CO and the development of an apartment complex known as Tradewinds in Midland, TX.

On July 9, 2014, RAI requested that all 30,000 shares of TCI Series C Convertible Preferred Stock be converted into the requisite number of TCI Common Stock.  The conversion resulted in the issuance of 304,298 shares of TCI Common Stock.

On July 25, 2014, the Company sold 24.498 acres of land known as Stanley Tools and Kelly Lots located in Farmers Branch, Texas to an independent third party.  TCI paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on another existing mortgage related to another parcel of land located in McKinney, Texas.  There was no gain or loss on the land parcel sale.

On July 31, 2014, the Company refinanced the existing mortgage on Desoto Ranch apartments, a 248-unit complex located in Desoto, Texas, for a new mortgage of $15.7 million.  TCI paid off the existing mortgage of $15.7 million and $0.5 million in closing costs.   The note accrues interest at 3.5% and payments of interest and principal are due monthly, maturing June 1, 2050.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months ended June 30, 2014, sold $42.1 million of land and income-producing properties. As of June 30, 2014, we owned 5,846 units in 35 residential apartment communities and 8 commercial properties comprising approximately 1.8 million rentable square feet. In addition, we owned 4,040 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2014 and 2013, we owned or had interests in a portfolio of 43 and 55 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of June 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2014 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	June 30,
	2014	2013
Continuing operations	42	42
Held for sale/subsequent sales	1	13
Total property portfolio	43	55

Comparison of the three months ended June 30, 2014 to the same period ended 2013

For the three months ended June 30, 2014, we reported a net income applicable to common shares of $2.1 million or $0.25 per diluted earnings per share, as compared to a net loss applicable to common shares of $11.8 million or $1.33 per diluted earnings per share for the same period ended 2013.  The Company’s commitment to first stabilizing, then enhancing value to our real estate portfolios has proven successful evidenced by our improved results of our operations.

Revenues

Rental and other property revenues were $19.9 million for the three months ended June 30, 2014. This represents a increase of $0.3 million, as compared to the prior period revenues of $19.6 million. This change, by segment, is an increase in the apartment portfolio of $0.7 million, offset by a decrease in the commercial portfolio of $0.4 million.  Within the apartment portfolio there was an increase of $0.7 million in the same property portfolio. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 95% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our existing commercial portfolio decreased by $0.4 million in the same store properties.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $9.7 million for the three months ended June 30, 2014. This represents an increase of $0.9 million, as compared to the prior period operating expenses of $8.8 million. This change, by segment, is an increase in the apartment portfolio of $0.2 million and an increase in the commercial portfolio of $0.7 million.  Within the apartment portfolio and commercial portfolios the increases were due to both an increase in the current period real estate taxes and prior period tax refunds received for several properties. There were also some non-recurring repair projects completed for both residential and commercial portfolios in the current period.

General and administrative expenses were $2.7 million dollars for the three months ended June 30, 2014. This represents an increase of $1.1 million, as compared to the prior period general and administrative expenses of $1.6 million. The majority of this change, by segment, is a decrease in the land portfolio of $0.1 million and an increase in the other portfolio of $1.3 million. Within the land portfolio the decrease of $0.1 million is due to a reduction in professional fees. Within the other portfolio, the increase of $1.3 million was mainly due to professional fees and franchise taxes.

Advisory fees were $1.8 million for the three months ended June 30, 2014.  This represents a decrease of $0.3 million, as compared to the prior period advisory fees of $2.1 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $4.0 million for the three months ending June 30, 2014. This represents an increase of $1.9 million, as compared to the prior period Interest income of $2.1 million dollars. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.   There was no mid-year surplus cash collected for the prior period.

Deferred borrowing costs amortization was $0.3 million for the three months ended June 30, 2014. This represents an increase of $0.4 million as compared to the prior period expense of ($0.05) million. This change, by segment, is an increase in the apartment portfolio of $0.2 million and an increase in the other portfolio of $0.2 million.

Loss on land sales was $0.2 for the three months ended June 30, 2014.  In the current period we sold 36.9 acres of land in one transaction for a sales price of $0.7 million and recorded a gain of $0.07 million. In another transaction, in the current period, we sold 38.5 acres for a sales price of $0.3 million and recorded a loss of $0.2 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.   Included in discontinued operations are a total of three and 18 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and one commercial property (1010 Common) and have one commercial property held for sale (Sesame Square).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2014	2013
Revenues:
Rental and other property revenues	$(7)	$8,039
	(7)	8,039
Expenses:
Property operating expenses	(499)	3,375
Depreciation	21	1,297
General and administrative	140	256
Total operating expenses	(338)	4,928

Other income (expense):
Other income	(528)	20
Mortgage and loan interest	(70)	(2,047)
Deferred borrowing costs amortization	3	(993)
Loan charges and prepayment penalties	-	(3,200)
Earnings from unconsolidated subsidiaries and investees	-	-
Litigation settlement	(205)	(45)
Total other expenses	(800)	(6,265)

Loss from discontinued operations before gain on sale of real estate and tax	(469)	(3,154)
Gain on sale of real estate from discontinued operations	6,283	18,074
Income tax expense	(2,035)	(5,222)
Income from discontinued operations	$3,779	$9,698

Comparison of the six months ended June 30, 2014 to the same period ended 2013

For the six months ended June 30, 2014, we reported a net income applicable to common shares of $6.4 million or $0.75 per diluted earnings per share, as compared to a net income applicable to common shares of $8.4 million or $1.00 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were $39.5 million for the six months ended June 30, 2014. This represents an increase of $0.5 million, as compared to the prior period revenues of $39.0 million. This change, by segment, is an increase in the apartment portfolio of $1.4 million, offset by a decrease in the commercial portfolio of $0.9 million.  Within the apartment portfolio there was an increase of $.1.4 million in the same property portfolio.  Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 95% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our existing commercial portfolio decreased by $0.9 million in the same store properties.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $19.2 million for the six months ended June 30, 2014. This represents an increase of $1.1 million, as compared to the prior period operating expenses of $18.1 million. This change, by segment, is an increase in the apartment portfolio of $0.6 million and an increase in the commercial portfolio of $0.6 million, offset by a decrease of $0.1 million in our land portfolio.  Within the apartment portfolio and commercial portfolios the increases were due to both an increase in the current period real estate taxes and prior period tax refunds received for several properties. There were also some non-recurring repair projects completed for both residential and commercial portfolios in the current period.  Within the land portfolio, the decrease of $0.1 million was mainly due to a decrease in real estate taxes and professional services.

Depreciation and amortization expenses were $8.9 million for the six months ended June 30, 2014. This represents an increase of $0.9 million as compared to prior period depreciation of $8.0 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $4.3 million dollars for the six months ended June 30, 2014. This represents an increase of $1.1 million, as compared to the prior period general and administrative expenses of $3.2 million. This change, by segment, is a decrease in the land portfolio of $0.3 million and an increase in the other portfolio of $1.4 million. Within the land portfolio the decrease of $0.3 million is due to a reduction in professional fees. Within the other portfolio, the increase of $1.4 million was mainly due to professional fees and franchise taxes.

Net income fee was $0.7 million for the six months ended June 30, 2014.  This represents an increase of $0.6 million, as compared to the prior period net income fee of $0.1 million.  The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $3.7 million for the six months ended June 30, 2014.  This represents a decrease of $0.5 million, as compared to the prior period advisory fees of $4.2 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $6.1 million for the six months ending June 30, 2014. This represents an increase of $1.8 million, as compared to the prior period Interest income of $4.3 million dollars. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.   There was no mid-year surplus cash collected for the prior period.

Mortgage and loan interest expense was $14.8 million for the six months ended June 30, 2014. This represents a decrease of $1.0 million, as compared to the prior period expense of $15.8 million. This change by segment, is a decrease in the apartment portfolio of $0.6 million and a decrease in the land portfolio of $0.4 million, a decrease in the other portfolio of $0.1 million, offset by an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates. Within the other portfolio, the majority of the decrease is due to a decrease in the interest owed to our Advisor.  The decrease in the land portfolio relates to principal payments made during the periods, thereby requiring less future interest to be paid on debt obligations.

Deferred borrowing costs amortization was $1.3 million for the six months ended June 30, 2014. This represents a decrease of $1.1 million as compared to the prior period expense of $2.4 million. This change, by segment, is a decrease in the apartment portfolio of $1.3 million and an increase in the other portfolio of $0.2 million. Within the apartment portfolio the majority of the decrease is due to prior period refinances on several properties. Within the other portfolio, the increase is due to the Medley Financing loan secured in the current period.

Loan charges and prepayment penalties were $1.6 million for the six months ended June 30, 2014. This represents a decrease of $2.4 million, as compared to the prior period expense of $4.0 million. There were fewer refinances completed in the current period than in the prior period.

Litigation settlement expenses were $3.8 million for the six months ended June 30, 2014.   The majority of this relates to the settlement with Petra CRE CDO relating to the Amoco Building in which the balance in the amount of $3.5 million was forgiven.

Gain on land sales was $0.6 million for the six months ended June 30, 2014.  In the current period we sold 36.9 acres of land in one transaction for a sales price of $0.7 million and recorded a gain of $.07 million. In another transaction we sold 6.31 acres of land for a sales price of $1.6 million and recorded a gain of $0.8 million.  We also, in the current period, sold 38.5 acres for a sales price of $0.3 million and recorded a loss of $0.2 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.   Included in discontinued operations are a total of three and 18 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and one commercial property (1010 Common) and have one commercial property held for sale (Sesame Square).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2014	2013
Revenues:
Rental and other property revenues	$1,251	$17,103
	1,251	17,103
Expenses:
Property operating expenses	488	7,891
Depreciation	193	2,735
General and administrative	305	525
Total operating expenses	986	11,151

Other income (expense):
Other income	(490)	20
Mortgage and loan interest	(389)	(4,327)
Deferred borrowing costs amortization	(278)	(1,012)
Loan charges and prepayment penalties	-	(3,245)
Earnings from unconsolidated subsidiaries and investees	-	20
Litigation settlement	(250)	(90)
Total other expenses	(1,407)	(8,634)

Loss from discontinued operations before gain on sale of real estate and tax	(1,142)	(2,682)
Gain on sale of real estate from discontinued operations	12,337	24,265
Income tax expense	(3,918)	(7,554)
Income from discontinued operations	$7,277	$14,029

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2014	2013	Variance

Net cash used in operating activities	$(15,691)	$(15,437)	$(254)
Net cash provided by investing activities	$31,074	$74,035	$(42,961)
Net cash used in financing activities	$(18,087)	$(66,224)	$48,137

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  In the current period we paid off more payables to related parties.  We also accrued more interest receivable in the current period than we did in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  The majority of the decrease is related to a lower sales amount in the current period than last as well as the acquisition of notes receivables.

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

Tax Matters

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, RAMI subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the RAMI group.  As a result, TCI joined the RAMI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2014, and a loss in 2013 and 2012; therefore, it recorded no provision for income taxes.

At June 30, 2014, TCI had a net deferred tax asset of $89.8 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2014, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$63,926	5.36%	$639
Total decrease in TCI’s annual net income			639
Per share			$0.08

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the second quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2014			1,230,535	406,465
April 30, 2014	-	$-	1,230,535	406,465
May 31, 2014	-	$-	1,230,535	406,465
June 30, 2014	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 14, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)