Form 10-Q
period 2014-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2014-11-13
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 12, 2014)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$717,575	$777,974
Real estate held for sale at cost, net of depreciation ($2,066 for 2014 and $2,390 for 2013)	44,289	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,212 for 2014 and $1,949 for 2013)	20,963	29,353
Less accumulated depreciation	(109,004)	(127,952)
Total real estate	673,823	695,802
Notes and interest receivable:
Performing (including $69,854 in 2014 and $66,431 in 2013 from related parties)	82,204	69,626
Non-performing	574	543
Less allowance for doubtful accounts (including $1,825 in 2014 and $2,098 in 2013 from related parties)	(1,990)	(2,262)
Total notes and interest receivable	80,788	67,907
Cash and cash equivalents	4,285	16,086
Restricted cash	27,811	31,799
Investments in unconsolidated joint ventures and investees	1,503	1,697
Receivable from related party	71,066	52,380
Other assets	36,714	32,000
Total assets	$895,990	$897,671

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$545,338	$562,734
Notes related to real estate held for sale	42,883	17,100
Notes related to real estate subject to sales contracts	18,769	23,011
Deferred gain (from sales to related parties)	53,096	53,096
Accounts payable and other liabilities (including $4,327 in 2014 and $4,697 in 2013 to related parties)	39,319	50,160
Total liabilities	699,405	706,101

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2014 and 30,000 shares in 2013 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2014 and 2013 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 and 8,413,669 shares in 2014 and 2013, respectively; outstanding 8,717,767 and 8,413,469 shares in 2014 and 2013, respectively	87	84
Treasury stock at cost, 200 shares in 2014 and 2013	(2)	(2)
Paid-in capital	271,876	271,720
Retained earnings	(93,434)	(98,029)
Total Transcontinental Realty Investors, Inc. shareholders' equity	178,528	173,774
Non-controlling interest	18,057	17,796
Total shareholders' equity	196,585	191,570
Total liabilities and shareholders' equity	$895,990	$897,671

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $175 and $165 for the three months and $526 and $497 for the nine months ended 2014 and 2013, respectively, from related parties)	$18,466	$18,663	$55,281	$55,257

Expenses:
Property operating expenses (including $161 and $169 for the three months and $454 and $522 for the nine months ended 2014 and 2013, respectively, from related parties)	10,077	9,543	28,640	27,041
Depreciation and amortization	4,415	4,024	12,967	11,737
General and administrative (including $714 and $665 for the three months and $2,114 and $2,105 for the nine months ended 2014 and 2013, respectively, from related parties)	1,131	1,468	5,417	4,696
Provision on impairment of notes receivable and real estate assets	-	214	-	214
Net income fee to related party	(186)	55	514	159
Advisory fee to related party	1,826	2,168	5,490	6,377
Total operating expenses	17,263	17,472	53,028	50,224
Net operating income	1,203	1,191	2,253	5,033

Other income (expenses):
Interest income (including $2,718 and $2,168 for the three months and $8,835 and $6,456 for the nine months ended 2014 and 2013, respectively, from related parties)	3,064	2,131	9,181	6,427
Other income	344	72	741	242
Mortgage and loan interest (including $0 and $397 for the three months and $31 and $1,323 for the nine months ended 2014 and 2013, respectively, from related parties)	(7,214)	(7,280)	(21,286)	(22,380)
Deferred borrowing costs amortization	(829)	(72)	(2,043)	(2,440)
Loan charges and prepayment penalties	(1,044)	-	(2,626)	(3,963)
Loss on the sale of investments	-	(275)	-	(283)
Earnings (losses) from unconsolidated joint ventures and investees	10	(30)	(5)	(28)
Litigation settlement	(86)	(2,739)	3,666	(2,727)
Total other expenses	(5,755)	(8,193)	(12,372)	(25,152)
Loss before gain on land sales, non-controlling interest, and taxes	(4,552)	(7,002)	(10,119)	(20,119)
Gain (loss) on land sales	40	-	634	(48)
Net loss from continuing operations before taxes	(4,512)	(7,002)	(9,485)	(20,167)
Income tax benefit	786	402	5,030	8,210
Net loss from continuing operations	(3,726)	(6,600)	(4,455)	(11,957)
Discontinued operations:
Net gain (loss) from discontinued operations	477	1,021	(454)	(935)
Gain on sale of real estate from discontinued operations	1,770	127	14,826	24,392
Income tax expense from discontinued operations	(786)	(402)	(5,030)	(8,210)
Net income from discontinued operations	1,461	746	9,342	15,247
Net income (loss)	(2,265)	(5,854)	4,887	3,290
Net income attributable to non-controlling interest	(81)	(97)	(292)	(323)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(2,346)	(5,951)	4,595	2,967
Preferred dividend requirement	(227)	(279)	(778)	(830)
Net income (loss) applicable to common shares	$(2,573)	$(6,230)	$3,817	$2,137

Earnings per share - basic
Net loss from continuing operations	$(0.46)	$(0.83)	$(0.65)	$(1.56)
Net income from discontinued operations	0.17	0.09	1.10	1.81
Net income (loss) applicable to common shares	$(0.29)	$(0.74)	$0.45	$0.25

Earnings per share - diluted
Net loss from continuing operations	$(0.46)	$(0.83)	$(0.65)	$(1.56)
Net income from discontinued operations	0.17	0.09	1.10	1.81
Net income (loss) applicable to common shares	$(0.29)	$(0.74)	$0.45	$0.25

Weighted average common shares used in computing earnings per share	8,688,018	8,413,469	8,505,991	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,688,018	8,413,469	8,505,991	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net loss from continuing operations	$(3,807)	$(6,697)	$(4,747)	$(12,280)
Net income from discontinued operations	1,461	746	9,342	15,247
Net income (loss)	$(2,346)	$(5,951)	$4,595	$2,967

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2014
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$17,796
Series C preferred stock dividends (7.0% per year)	(106)	-	-	-	-	-	(106)	-	-
Series D preferred stock dividends (9.0% per year)	(672)	-	-	-	-	-	(672)	-	-
Net income	4,887	4,887	-	-	-	-	-	4,595	292
Issuance of common stock	937	-	-	304,298	3	-	934	-	-
Distributions to non-controlling interests	(31)	-	-	-	-	-	-	-	(31)
Balance, September 30, 2014	$196,585	$(94,760)	$1	8,717,967	$87	$(2)	$271,876	$(93,434)	$18,057

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)

Net income	$4,887	$3,290
Other comprehensive income (loss)	-	-
Total comprehensive income	4,887	3,290
Comprehensive income attributable to non-controlling interest	(292)	(323)
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$4,595	$2,967

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$4,887	$3,290
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Loss (gain) on sale of land	(634)	48
Gain on sale of income-producing properties	(14,826)	(24,392)
Depreciation and amortization	13,631	16,036
Provision on impairment of notes receivable and real estate assets	-	214
Amortization of deferred borrowing costs	2,379	3,473
Earnings from unconsolidated joint ventures and investees	276	8
Decrease (increase) in assets:
Accrued interest receivable	9,527	(1,440)
Other assets	2,752	138
Prepaid expense	(2,232)	(1,932)
Escrow	4,029	6,007
Earnest money	(605)	1,170
Rent receivables	(83)	2,786
Related party receivables	-	(3,856)
Increase (decrease) in liabilities:
Accrued interest payable	51	(2,828)
Related party payables	(18,686)	(10,057)
Other liabilities	(10,781)	(5,141)
Net cash used in operating activities	(10,315)	(16,476)

Cash Flow From Investing Activities:
Originations or advances on notes receivable	(22,136)	(488)
Acquisition of land held for development	(93)	(7)
Acquisition of income-producing properties	(19,534)	-
Proceeds from sale of income-producing properties	43,823	76,001
Proceeds from sale of land	6,638	2,537
Investment in unconsolidated real estate entities	(82)	(77)
Improvement of land held for development	(1,654)	(373)
Improvement of income-producing properties	(3,621)	(6,396)
Sales of controlling interest	-	54
Construction and development of new properties	(1,026)	(326)
Net cash provided by investing activities	2,315	70,925

Cash Flow From Financing Activities:
Proceeds from notes payable	105,056	141,452
Recurring amortization of principal on notes payable	(13,942)	(11,356)
Payments on maturing notes payable	(89,420)	(189,837)
Deferred financing costs	(5,623)	(1,408)
Distributions to non-controlling interests	(31)	(14)
Common stock issuance	937	-
Preferred stock dividends - Series C	(106)	(157)
Preferred stock dividends - Series D	(672)	(673)
Net cash used in financing activities	(3,801)	(61,993)

Net decrease in cash and cash equivalents	(11,801)	(7,544)
Cash and cash equivalents, beginning of period	16,086	16,620
Cash and cash equivalents, end of period	$4,285	$9,076

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,717	$29,002

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of ARL own approximately 80.9% of the Company’s common stock. ARL’s common stock trades on the New York Stock Exchange under the symbol (“ARL”).  We have no employees.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated tax return with ARL and its ultimate parent, May Realty Holdings, Inc., formerly known as Realty Advisors Management, Inc.

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

Properties

We own or had interests in a total property portfolio of 43 income-producing properties as of September 30, 2014.  The properties consisted of:

•	Seven commercial buildings consisting of four office buildings, one industrial warehouse and two retail centers comprising in aggregate approximately 1.8 million rentable square feet;

•	36 apartment communities totaling 6,062 units; excluding apartments being developed; and

•	4,015 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At September 30, 2014, we had no apartment projects in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2014 (dollars in thousands):

Apartments	$406,461
Commercial properties	165,249
Land held for development	145,865
Real estate held for sale	46,355
Real estate subject to sales contract	23,175
Total real estate	$787,105
Less accumulated depreciation	(113,282)
Total real estate, net of depreciation	$673,823

The highlights of our significant real estate transactions for the nine months ended September 30, 2014, are listed below:

On February 6, 2014, the Company sold a 232-unit apartment complex known as Pecan Pointe, located in Temple, Texas, to an independent third party, for a sales price of $23.1 million.  The buyer assumed the existing debt of $16.5 million secured by the property.  A gain of $6.1 million was recorded on the sale.

On March 26, 2014, the Company sold 6.314 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $1.7 million.  We paid $1.5 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $6.6 million, secured by various land parcels located in McKinney, Texas.  A gain of $0.8 million was recorded on the sale.

On April 3, 2014, the Company sold a 512,593 square foot commercial building known as 1010 Common, located in New Orleans, Louisiana, to an independent third party, for a sales price of $16.6 million.  A gain of $7.0 million was recorded on the sale.

On July 25, 2014, the Company sold 24.498 acres of land known as Stanley Tools and Kelly Lots, located in Farmers Branch, Texas, to an independent third party, for a sales price of $4.3 million.  We paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on an existing mortgage related to another parcel of land located in McKinney, Texas.  A nominal gain was recorded on the sale.

On August 12, 2014, the Company sold a 20,715 square foot commercial building known as Sesame Square, located in Anchorage, Alaska, to an independent third party, for a sales price of $2.6 million.  We paid off the existing mortgage of $0.8 million.  A gain of $1.8 million was recorded on the sale.

On September 19, 2014, the Company acquired 100% ownership of Summer Breeze I-V, LLC, from an independent third party, which resulted in the acquisition of Sunset Lodge, a 216-unit complex located in Odessa, Texas.  In exchange for the acquisition, we forgave the existing receivable and all accrued interest in the amount of $3.5 million.

On September 23, 2014, the Company sold a 106-unit complex known as Bridgewood Ranch, located in Kaufman, Texas, to an independent third party, for a sales price of $8.0 million.  We paid off the existing mortgage of $4.5 million and the buyer obtained a new mortgage of $6.6 million.  We did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement as a result of having the option to repurchase the sold property at a later date.   The exercise of the option is subject to the approval of the U.S. Department of Housing and Urban Development.  We determined a sale had not occurred for financial reporting purposes and therefore the asset remains on our books.

As of September 30, 2014, there is one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2014, we have expended $1.0 million related to the construction or predevelopment of various apartment complexes.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/19	12.00%	$ 1,810	Secured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/17	12.00%	1,156	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
HGH Residential, Inc. (Park West I Apts)	07/19	12.00%	1,102	Secured
HGH Residential, Inc. (Park West II Apts)	07/19	12.00%	4,771	Secured
HGH Residential, Inc. (Tradewinds Development)	07/19	12.00%	6,131	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	03/17	5.00%	6,000	Unsecured
Other related party notes (1)	Various	Various	768	Various secured interests
Other related party notes (1)	Various	Various	3,568	Various unsecured interests
Accrued interest			3,197
Total Performing			$ 82,204

Non-Performing loans:
Other non-related party notes	Various	Various	507	Secured
Accrued interest			67
Total Non-Performing			$ 574

Allowance for doubtful accounts			(1,990)
Total			$ 80,788

(1) Related party notes

At September 30, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $68.0 million.  We recognized interest income of $6.7 million related to these notes receivables.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”) and Foundation for Better Housing, Inc. (“FBH”).  UHF and FBH are determined to be related parties due to our significant investment in the performance of the collateral secured under the notes receivable.  Payments are due from surplus cash flow of operations of the properties.  A sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes for the specific borrower.  These notes are cross-collateralized for the specific borrower, but to the extent cash is received from a specific UHF or FBH property, it is applied first against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

In the 1st quarter of 2014, the Company obtained $3.2 million in notes and accrued interest receivable from Realty Advisors Inc. (“RAI”), a related party.  These notes are due from FBH, a related party.  The notes accrue interest at 12% and mature at various times.

In the 2nd quarter of 2014, the Company obtained $4.0 million in a note receivable from RAI.  This note is due from FBH.  The note accrues interest at 12% and matures in April, 2019.

In the 3rd quarter of 2014, the Company obtained $3.4 million in notes receivable from RAI.  $2.8 million of the notes are due from UHF, and $0.6 million are due from FBH, both are related parties.  These notes accrue interest at 12% and have various maturity dates in 2017.

In the 3rd quarter of 2014, the Company obtained $1.5 million in a note receivable from Regis, a related party.  This note is due from FBH.    The note accrues interest at 12% and matures in June, 2017.

In the 3rd quarter of 2014, the Company obtained $0.5 million in a note and accrued interest receivable from Basic Capital Management, Inc. (“Basic”), a related party.  The note is due from UHF, The note accrues interest at 5.25% until August, 2015 then at 12% until maturity in December, 2027.

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence, are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting. ARL is our parent company (owning together with subsidiaries 81% of TCI’s Common Stock) and is considered as an unconsolidated joint venture.

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	September 30, 2014	September 30, 2013
American Realty Investors, Inc.(1)	1.00%	1.99%

(1) Unconsolidated investment in parent company owning 140,000 shares of ARL Common Stock

 Our interest in the common stock of ARL in the amount of 1.00% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of September 30,	2014	2013
Real estate, net of accumulated depreciation	$15,087	$44,306
Notes receivable	67,419	44,328
Other assets	128,587	135,883
Notes payable	(52,036)	(60,237)
Other liabilities	(92,664)	(93,483)
Shareholders' equity	(66,393)	(70,797)

For the Nine Months Ended September 30,	2014	2013
Rents and interest and other income	$9,785	$9,450
Depreciation	(204)	(220)
Operating expenses	(4,340)	(6,420)
Gain on land sales	-	611
Interest expense	(5,287)	(4,773)
Loss from continuing operations	(46)	(1,352)
Loss from discontinued operations	-	(15)
Net loss	$(46)	$(1,367)

Company's proportionate share of loss (1)	$(0.46)	$(27)

(1) Loss represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$375,504	$1,016	$376,520
Commercial	92,128	413	92,541
Land	69,338	117	69,455
Real estate held for sale	42,783	100	42,883
Real estate subject to sales contract	17,164	1,605	18,769
Other	6,822	-	6,822

Total	$603,739	$3,251	$606,990

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

On February 28, 2014, the Company refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, Louisiana, for a new mortgage of $19.2 million.  We paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly, maturing April 1, 2051.

On March 25, 2014, the Company exercised its lender granted option under the settlement agreement relating to the Galleria East Center Retail / Showcase Chevrolet land which was transferred to the existing lender on February 4, 2011.  We paid the balance of the notes along with all accrued and unpaid interest and received a reduction in price of $0.4 million.

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

On July 31, 2014, the Company refinanced the existing mortgage on Desoto Ranch apartments, a 248-unit complex located in Desoto, Texas, for a new mortgage of $15.7 million.  We paid off the existing mortgage of $15.7 million and $0.5 million in closing costs.   The note accrues interest at 3.50% and payments of interest and principal are due monthly, maturing June 1, 2050.

On August 28, 2014, the Company refinanced the existing mortgage on Treehouse apartments, a 160-unit complex located in Irving, Texas, for a new mortgage of $5.8 million.  We paid off the existing mortgage of $4.7 million and $1.1 million in closing costs and escrows.   The note accrues interest at 3.55% and payments of interest and principal are due monthly, maturing September 1, 2044.

On September 23, 2014, the Company sold a 106-unit complex known as Bridgewood Ranch, located in Kaufman, Texas, to an independent third party, for a sales price of $8.0 million.  We paid off the existing mortgage of $4.5 million and the buyer obtained a new mortgage of $6.6 million.  We did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement as a result of having the option to repurchase the sold property at a later date.   The exercise of the option is subject to the approval of the U.S. Department of Housing and Urban Development.  We determined a sale had not occurred for financial reporting purposes and therefore the asset remains on our books.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2014 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2013	$-	$52,380	$52,380
Cash transfers	42,266	-	42,266
Advisory fees	(5,490)	-	(5,490)
Net income fee	(514)	-	(514)
Fees and commissions	(1,571)	-	(1,571)
Cost reimbursements	(1,978)	-	(1,978)
Interest (to) from advisor	-	2,085	2,085
Notes receivable purchased	(19,915)	-	(19,915)
Expenses paid by advisor	(3,780)	-	(3,780)
Financing (mortgage payments)	(2,559)	-	(2,559)
Sales/purchases transactions	7,329	-	7,329
Series K preferred stock cancellation	270	-	270
Purchase of obligations	(14,058)	16,601	2,543
Related party receivable, September 30, 2014	$-	$71,066	$71,066

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2014 and 2013, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,268	$14,187	$-	$11	$18,466
Property operating expenses	2,680	6,856	534	7	10,077
Depreciation	1,924	2,491	-	-	4,415
Mortgage and loan interest	1,239	3,658	940	1,377	7,214
Deferred borrowing costs amortization	6	538	98	187	829
Loan charges and prepayment penalties	-	1,026	18	-	1,044
Interest income	-	-	-	3,064	3,064
Gain on land sales	-	-	40	-	40
Segment operating income (loss)	$(1,581)	$(382)	$(1,550)	$1,504	$(2,009)
Capital expenditures	485	38	1,435	-	1,958
Real estate assets	127,791	346,656	155,088	-	629,535

Property Sales
Sales price	$2,582	$-	$4,269	$-	$6,851
Cost of sale	812	-	4,229	-	5,041
Gain on sale	$1,770	$-	$40	$-	$1,810

	Commercial
For the Three Months Ended September 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,867	$13,700	$2	$94	$18,663
Property operating expenses	2,857	6,407	260	19	9,543
Depreciation	1,519	2,505	-	-	4,024
Mortgage and loan interest	1,256	3,846	1,525	653	7,280
Deferred borrowing costs amortization	15	(13)	31	39	72
Interest income	-	-	-	2,131	2,131
Segment operating income (loss)	$(780)	$955	$(1,814)	$1,514	$(125)
Capital expenditures	2,955	37	83	-	3,075
Real estate assets	138,976	356,518	171,151	-	666,645

Property Sales
Sales price	$-	$-	$-	$-	$-
Cost of sale	-	(127)	-	-	(127)
Gain on sale	$-	$127	$-	$-	$127

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	September 30,
	2014	2013
Segment operating loss	$(2,009)	$(125)
Other non-segment items of income (expense)
General and administrative	(1,131)	(1,468)
Provision on impairment of notes receivable and real estate assets	-	(214)
Net income fee to related party	186	(55)
Advisory fee to related party	(1,826)	(2,168)
Other income	344	72
Loss on sale of investment	-	(275)
Earnings (loss) from unconsolidated joint ventures and investees	10	(30)
Litigation settlement	(86)	(2,739)
Income tax benefit	786	402
Net loss from continuing operations	$(3,726)	$(6,600)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2014	2013
Segment assets	$629,535	$666,645
Investments in real estate partnerships	1,503	5,508
Notes and interest receivable	80,788	60,812
Other assets	184,164	238,281
Total assets	$895,990	$971,246

	Commercial
For the Nine Months Ended September 30, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$13,143	$42,105	$-	$33	$55,281
Property operating expenses	8,526	19,175	927	12	28,640
Depreciation	5,448	7,519	-	-	12,967
Mortgage and loan interest	4,186	11,100	3,355	2,645	21,286
Deferred borrowing costs amortization	24	1,472	172	375	2,043
Loan charges and prepayment penalties	9	2,599	18	-	2,626
Interest income	-	-	-	9,181	9,181
Gain on land sales	-	-	634	-	634
Segment operating income (loss)	$(5,050)	$240	$(3,838)	$6,182	$(2,466)
Capital expenditures	3,474	137	1,586	-	5,197
Real estate assets	127,791	346,656	155,088	-	629,535

Property Sales
Sales price	$19,182	$23,131	$4,986	$-	$47,299
Cost of sale	10,409	17,078	4,352	-	31,839
Gain on sale	$8,773	$6,053	$634	$-	$15,460

	Commercial
For the Nine Months Ended September 30, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,630	$40,493	$36	$98	$55,257
Property operating expenses	8,092	18,140	780	29	27,041
Depreciation	4,246	7,491	-	-	11,737
Mortgage and loan interest	4,098	11,923	4,303	2,056	22,380
Deferred borrowing costs amortization	55	2,225	118	42	2,440
Loan charges and prepayment penalties	-	3,937	-	26	3,963
Interest income	-	-	-	6,427	6,427
Loss on land sales	-	-	(48)	-	(48)
Segment operating income (loss)	$(1,861)	$(3,223)	$(5,213)	$4,372	$(5,925)
Capital expenditures	5,869	147	364	-	6,380
Real estate assets	138,976	356,518	171,151	-	666,645

Property Sales
Sales price	$26,974	$50,122	$2,250	$-	$79,346
Cost of sale	14,914	37,790	2,298	-	55,002
Gain (loss) on sale	$12,060	$12,332	$(48)	$-	$24,344

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2014	2013
Segment operating loss	$(2,466)	$(5,925)
Other non-segment items of income (expense)
General and administrative	(5,417)	(4,696)
Provision on impairment of notes receivable and real estate assets	-	(214)
Net income fee to related party	(514)	(159)
Advisory fee to related party	(5,490)	(6,377)
Other income	741	242
Loss on sale of investment	-	(283)
Loss from unconsolidated joint ventures and investees	(5)	(28)
Litigation settlement	3,666	(2,727)
Income tax benefit	5,030	8,210
Net loss from continuing operations	$(4,455)	$(11,957)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2014	2013
Segment assets	$629,535	$666,645
Investments in real estate partnerships	1,503	5,508
Notes and interest receivable	80,788	60,812
Other assets	184,164	238,281
Total assets	$895,990	$971,246

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2014.   Included in discontinued operations are a total of five and 20 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe), two commercial properties (1010 Common and Sesame Square) and have two apartment complexes held for sale (Blue Ridge and Sunset Lodge).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property revenues	$1,416	$7,945	$5,328	$27,405
	1,416	7,945	5,328	27,405
Expenses:
Property operating expenses	326	3,729	2,201	12,238
Depreciation	155	1,251	664	4,300
General and administrative	65	254	378	788
Total operating expenses	546	5,234	3,243	17,326

Other income (expense):
Other income	(36)	5	(522)	35
Mortgage and loan interest	(351)	(1,598)	(1,431)	(6,622)
Deferred borrowing costs amortization	(6)	(17)	(336)	(1,032)
Loan charges and prepayment penalties	-		-	(3,245)
Earnings from unconsolidated subsidiaries and investees	-	-	-	20
Litigation settlement	-	(80)	(250)	(170)
Total other expenses	(393)	(1,690)	(2,539)	(11,014)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	477	1,021	(454)	(935)
Gain on sale of real estate from discontinued operations	1,770	127	14,826	24,392
Income tax expense	(786)	(402)	(5,030)	(8,210)
Income from discontinued operations	$1,461	$746	$9,342	$15,247

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

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Dynex Commercial, Inc. and Dynex Capital, Inc.

On February 13, 2013, the Court of Appeals, Fifth District of Texas at Dallas (the “Fifth Court of Appeals”) rendered an opinion involving Transcontinental Realty Investors, Inc. (the “Issuer” or “TCI”) in Case No. 05-04-01358-CV styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. and Dynex Capital, Inc.  The case was on appeal from the 68th Judicial District Court of Dallas County, Texas, had previously been appealed to the Fifth Court of Appeals and further appealed to the Supreme Court of the State of Texas which had remanded the instant case back to the Fifth Court of Appeals to address certain issues.  The case had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed).  Under the original loan commitment, $160,000,000 in loans were to be made to the entities.  The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic.

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

Prior to July 9, 2014, we had 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding. These 30,000 shares were owned by RAI, a related party, and had accrued dividends unpaid of $0.9 million.  The stock had a liquidation preference of $100.00 per share. After September 30, 2006, the stock could be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. On July 9, 2014, RAI converted all 30,000 shares into the requisite number of shares of common stock.  The conversion resulted in the issuance of 304,298 new shares of common stock.  The effects of the Series C Cumulative Convertible Preferred Stock are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the calculation for the prior period if applying the if-converted method is dilutive.

As of September 30, 2014, we have 5,000 shares of stock options outstanding, which will expire on January 1, 2015, if not exercised. These options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of September 30, 2014, the stock options were anti-dilutive and thus not included in the EPS calculations.  In the prior period, the preferred stock was anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On November 4, 2014, the Company sold a 290-unit complex known as Blue Ridge, located in Midland, Texas, to an independent third party, for a sales price of $52.8 million.  We paid off the existing mortgage of $23.7 million.  A gain of $26.7 million was recorded on the sale.

Sunset Lodge, a 216-unit complex located in Odessa, Texas, is under contract to an independent third party, with an anticipated sales price of $39.4 million.  The purchaser will buy the property subject to the existing mortgage of $19.0 million.  A gain of $19.7 million will be recorded on the sale.

5.98 acres of land known as Sunset Lodge land, located in Odessa, Texas, is under contract to an independent third party, for an anticipated sales price of $1.2 million.  A gain of $0.6 million will be recorded on the sale.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2014 we acquired $19.6 million and sold $48.9 million of land and income-producing properties. As of September 30, 2014, we owned 6,062 units in 36 residential apartment communities and seven commercial properties comprising approximately 1.8 million rentable square feet. In addition, we owned 4,015 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2014 and 2013, we owned or had interests in a portfolio of 43 and 55 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2014 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	September 30,
	2014	2013
Continuing operations	41	41
Held for sale/subsequent sales	2	14
Total property portfolio	43	55

Comparison of the three months ended September 30, 2014 to the same period ended 2013:

For the three months ended September 30, 2014, we reported a net loss applicable to common shares of $2.6 million or $0.29 per diluted earnings per share, as compared to a net loss applicable to common shares of $6.2 million or $0.74 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were $18.5 million for the three months ended September 30, 2014. This represents a decrease of $0.2 million, as compared to the prior period revenues of $18.7 million. This change, by segment, is an increase in the apartment portfolio of $0.5 million, offset by a decrease in the commercial portfolio of $0.6 million and a decrease in the other portfolio of $0.1 million.  Within the apartment portfolio there was an increase of $0.5 million in the same property portfolio. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 93% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our existing commercial portfolio decreased by $0.6 million in the same store properties.  Our commercial portfolio expects to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $10.1 million for the three months ended September 30, 2014. This represents an increase of $0.6 million, as compared to the prior period expenses of $9.5 million. This change, by segment, is an increase in the apartment portfolio of $0.5 million, an increase in the land portfolio of $0.3 million, offset by a decrease in the commercial portfolio of $0.2 million.  Within the apartment and land portfolios, the increases were due to an increase in the current period real estate taxes. There were also some non-recurring repair projects completed for the apartment portfolio in the current period.  Within the commercial portfolio, the decrease was largely due to the receipt of prior year tax refunds.

Depreciation and amortization expenses were $4.4 million for the three months ended September 30, 2014.  This represents an increase of $0.4 million, as compared to prior period expenses of $4.0 million.  The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $1.1 million for the three months ended September 30, 2014. This represents a decrease of $0.4 million, as compared to the prior period expenses of $1.5 million. The majority of this change is a decrease in the land portfolio of $0.3 million, which is mainly due to a reduction in legal fees.

Advisory fees were $1.8 million for the three months ended September 30, 2014.  This represents a decrease of $0.4 million, as compared to the prior period fees of $2.2 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $3.1 million for the three months ending September 30, 2014. This represents an increase of $1.0 million, as compared to the prior period income of $2.1 million. The majority of this increase is due to the purchase of notes receivable, in addition to an increase in interest received from our Advisor.

Deferred borrowing costs amortization was $0.8 million for the three months ended September 30, 2014. This represents an increase of $0.7 million, as compared to the prior period expense of $0.1 million.  This increase is mainly due to the loan deferred borrowing costs in the same store properties of the apartment portfolio that were written off in the current period due to refinancing.

Loan charges and prepayment penalties were $1.0 million for the three months ended September 30, 2014.  There were refinances completed in the current period and none in the prior period.

Litigation settlement expenses were $0.1 million for the three months ended September 30, 2014.  This represents a decrease of $2.6 million, as compared to the prior period expenses of $2.7 million.  The matters were settled in the prior period in order to avoid future litigation and legal expenses.

Gain on land sales was $0.04 million for the three months ended September 30, 2014.  In the current period we sold 24.5 acres of land in one transaction for a sales price of $4.3 million and recorded a gain of $0.04 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2014.   Included in discontinued operations are a total of five and 20 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe), two commercial properties (1010 Common and Sesame Square) and have two apartment complexes held for sale (Blue Ridge and Sunset Lodge).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2014	2013
Revenues:
Rental and other property revenues	$1,416	$7,945
	1,416	7,945
Expenses:
Property operating expenses	326	3,729
Depreciation	155	1,251
General and administrative	65	254
Total operating expenses	546	5,234

Other income (expense):
Other income	(36)	5
Mortgage and loan interest	(351)	(1,598)
Deferred borrowing costs amortization	(6)	(17)
Loan charges and prepayment penalties	-
Earnings from unconsolidated subsidiaries and investees	-	-
Litigation settlement	-	(80)
Total other expenses	(393)	(1,690)

Gain from discontinued operations before gain on sale of real estate and tax	477	1,021
Gain on sale of real estate from discontinued operations	1,770	127
Income tax expense	(786)	(402)
Income from discontinued operations	$1,461	$746

Comparison of the nine months ended September 30, 2014 to the same period ended 2013:

For the nine months ended September 30, 2014, we reported a net income applicable to common shares of $3.8 million or $0.45 per diluted earnings per share, as compared to a net income applicable to common shares of $2.1 million or $0.25 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were slightly higher for the nine months ended September 30, 2014, as compared to the prior period.  Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 93% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $28.6 million for the nine months ended September 30, 2014. This represents an increase of $1.6 million, as compared to the prior period expenses of $27.0 million. This change, by segment, is an increase in the apartment portfolio of $1.1 million, an increase in the commercial portfolio of $0.4 million, and an increase of $0.1 million in our land portfolio.  Within the apartment portfolio, the increase was mainly due to increases in real estate taxes and non-recurring repair projects completed in the current period.  Within the commercial portfolio, the increase was due to tax refunds received in the prior period.   Within the land portfolio, the increase was mainly due to an increase in real estate taxes and professional services in the current period.

Depreciation and amortization expenses were $13.0 million for the nine months ended September 30, 2014. This represents an increase of $1.3 million, as compared to prior period expenses of $11.7 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $5.4 million for the nine months ended September 30, 2014. This represents an increase of $0.7 million, as compared to the prior period expenses of $4.7 million. This change, by segment, is an increase in the other portfolio of $1.3 million, offset by a decrease in the land portfolio of $0.6 million.  Within the other portfolio, the increase was mainly due to increases in professional fees and franchise taxes.  Within the land portfolio, the decrease was due to a reduction in professional fees.

Net income fee was $0.5 million for the nine months ended September 30, 2014.  This represents an increase of $0.3 million, as compared to the prior period fee of $0.2 million.  The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees were $5.5 million for the nine months ended September 30, 2014.  This represents a decrease of $0.9 million, as compared to the prior period fees of $6.4 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $9.2 million for the nine months ended September 30, 2014. This represents an increase of $2.8 million, as compared to the prior period income of $6.4 million dollars. The majority of this increase is due to the purchase of notes receivable and accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.   There was no mid-year surplus cash collected for the prior period.

Other income was $0.7 million for the nine months ended September 30, 2014.  This represents an increase of $0.5 million, as compared to the prior period income of $0.2 million.  The increase is due largely to prior year adjustments, made in the current period.

Mortgage and loan interest expense was $21.3 million for the nine months ended September 30, 2014. This represents a decrease of $1.1 million, as compared to the prior period expense of $22.4 million. This change, by segment, is a decrease in the apartment portfolio of $0.8 million and a decrease in the land portfolio of $0.9 million, offset by an increase in the other portfolio of $0.6 million.  Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates. The decrease in the land portfolio relates to principal payments made in the prior periods, thereby requiring less interest to be paid on debt obligations in the current period.  The majority of the increase in the other portfolio is due to the securing of a new loan, offset by a decrease in the interest owed to our Advisor.

Deferred borrowing costs amortization was $2.0 million for the nine months ended September 30, 2014.  This represents a decrease of $0.4 million, as compared to the prior period expense of $2.4 million.  This change, by segment, is a decrease in the apartment portfolio of $0.7 million and an increase in the other portfolio of $0.3million.  Within the apartment portfolio, the majority of the decrease is due to the refinancing of several properties.  Within the other portfolio, the increase is due to the securing of a new loan in the current period.

Loan charges and prepayment penalties were $2.6 million for the nine months ended September 30, 2014. This represents a decrease of $1.4 million, as compared to the prior period expense of $4.0 million. There were fewer refinances completed in the current period than in the prior period.

Litigation settlement expenses were a credit or $3.7 million for the nine months ended September 30, 2014.  This represents a decrease of $6.4 million, as compared to the prior period expense of $2.7 million.  The majority of the credit to the current period litigation expense is due to the settlement with Petra CRE CDO relating to the Amoco Building in which the balance in the amount of $3.5 million was forgiven.  The matters were settled in the prior period in order to avoid future litigation and legal expenses.

Gain on land sales was $0.6 million for the nine months ended September 30, 2014.  In the current period we sold 67.7 acres of land in three transactions for a sales price of $6.6 million and recorded a gain of $0.6 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2014.   Included in discontinued operations are a total of five and 20 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe), two commercial properties (1010 Common and Sesame Square) and have two apartment complexes held for sale (Blue Ridge and Sunset Lodge).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Revenues:
Rental and other property revenues	$5,328	$27,405
	5,328	27,405
Expenses:
Property operating expenses	2,201	12,238
Depreciation	664	4,300
General and administrative	378	788
Total operating expenses	3,243	17,326

Other income (expense):
Other income	(522)	35
Mortgage and loan interest	(1,431)	(6,622)
Deferred borrowing costs amortization	(336)	(1,032)
Loan charges and prepayment penalties	-	(3,245)
Earnings from unconsolidated subsidiaries and investees	-	20
Litigation settlement	(250)	(170)
Total other expenses	(2,539)	(11,014)

Loss from discontinued operations before gain on sale of real estate and tax	(454)	(935)
Gain on sale of real estate from discontinued operations	14,826	24,392
Income tax expense	(5,030)	(8,210)
Income from discontinued operations	$9,342	$15,247

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2014	2013	Variance

Net cash used in operating activities	$(10,315)	$(16,476)	$6,161
Net cash provided by investing activities	$2,315	$70,925	$(68,610)
Net cash used in financing activities	$(3,801)	$(61,993)	$58,192

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  Accrued interest receivable decreased in the current period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  The majority of the decrease in the current period is related to a lower sales amount, the acquisition of notes receivables and the acquisition of an income producing property.

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

Tax Matters

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, May Realty Holdings, Inc. (“MRHI”), formerly known as Realty Advisors Management, Inc., subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the MRHI group.  As a result, TCI joined the MRHI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2014, and a loss in 2013 and 2012; therefore, it recorded no provision for income taxes.

At September 30, 2014, TCI had a net deferred tax asset of $71.1 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2014, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$58,520	5.34%	$585
Total decrease in TCI’s annual net income			585
Per share			$0.07

ITEM 4.	CONTROLS AND PROCEDURES

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the third quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2014			1,230,535	406,465
July 31, 2014	-	$-	1,230,535	406,465
August 31, 2014	-	$-	1,230,535	406,465
September 30, 2014	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data pursuant to Rule 405 of Regulation S-T.

________________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 12, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)