Form 10-K
period 2014-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2015-03-31
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No   ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $19,381,338 based upon a total of 1,361,049 shares held as of June 30, 2014 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 15, 2015, there were 8,717,767 shares of common stock outstanding.

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

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock is traded on the NYSE under the symbol (“ARL”).  Subsidiaries of ARL own approximately 80.9% of the Company’s common stock.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of Common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding.  Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes.   As of December 31, 2014, TCI owned 81.1% of the outstanding IOT common shares.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired is $25.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

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

At December 31, 2014, our income-producing properties consisted of:

•
8 commercial properties consisting of four office buildings, one industrial warehouse, two retail properties, and a golf course comprising in aggregate approximately 1.8 million square feet, excluding the golf course;

•	37 residential apartment communities comprising 6,024 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2014:

	Apartments		Commercial
Location	No.	Units	No.	SF
Arkansas	4	678	-	-
Colorado	2	260	-	-
Florida	-	-	1	6,722
Louisiana-Other	2	384	-	-
Mississippi	7	568	-	-
Ohio	1	200	-	-
Tennessee	2	312	-	-
Texas-Greater Dallas-Ft Worth	12	2,122	5	1,652,098
Texas-Greater Houston	2	416	-	-
Texas-San Antonio	2	468	-	-
Texas-Other	3	616	-	-
St. Thomas, US Virgin Islands	-	-	1	5,929,304
Wisconsin	-	-	1	122,205
Total	37	6,024	8	7,710,329

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

We join with various third-party development companies to construct residential apartment communities.  We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At December 31, 2014, we had one apartment project in development.  The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2014, our apartment projects in development included (dollars in thousands):

				Total
				Projected
Property	Location	No. of Units	Costs to Date (1)	Costs (1)
Parc at Mansfield	Mansfield, TX	99	$1,512	$11,797
Total		99	$1,512	$11,797

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2014, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

		Date(s)			Primary
Property	Location	Acquired	Acres	Cost	Intended Use

McKinney Multi-Tracts	McKinney, TX	1997-2008	105	$13,605	Mixed use
Mercer Crossing	Dallas, TX	1996-2013	388	57,809	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,547	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2014	184	16,788	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	173	1,072	Single-family residential
Windmill Farms(1)	Kaufman County, TX	2011	2,900	43,610	Single-family residential
Other Land Holdings	Various	1990-2008	312	21,792	Various
Total Land Holdings			4,087	$157,223

(1) Windmill Farms Land was acquired by TCI in 2011 from a subsidiary of ARL, its parent, as part of the approved bankruptcy plan.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2014, are discussed below:

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

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to the Company as a result of the settlement agreement with the lender.  On the same day TCI sold the land to IOT for $1.2 million which resulted in a gain of $1.2 million.

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

On May 28, 2014, a $1.5 million principal payment was made to the existing Realty Advisors, Inc. mortgage and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.87 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

On July 25, 2014, the Company sold 24.498 acres of land known as Stanley Tools and Kelly Lots, located in Farmers Branch, Texas, to an independent third party, for a sales price of $4.3 million.  We paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on an existing mortgage related to another parcel of land located in Gulfport, Mississippi.  A nominal gain was recorded on the sale.

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

On September 19, 2014, the Company acquired 100% ownership of Summer Breeze I-V, LLC, from an independent third party, which resulted in the acquisition of Sunset Lodge, a 216-unit complex located in Odessa, Texas.  We exchanged the existing  note receivable and all accrued interest in the amount of $3.5 million for the ownership interest.

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

On October 17, 2014, the construction loan in the amount of $19.7 million that was taken out on July 1, 2012, to fund the development of Sunset Lodge apartments, a 216-unit complex located in Odessa, Texas, closed into permanent financing.  The note accrues interest at 3.00% and payments of interest only are payable commencing August 1, 2012, through February 1, 2014, at which time principal and interest payments are due through the maturity date of February 1, 2054.

On November 3, 2014, the Company sold a 290-unit apartment complex known as Blue Ridge, located in Midland, Texas, to an independent third party, for a sales price of $52.8 million.   We paid off the existing mortgage of $23.7 million.  A gain of $26.7 million was recorded on the sale.

On November 6, 2014, the Company acquired 100% ownership of Dun-Run Golf, Dun-Run Development, and Dun-Run Restaurants, all limited liability companies, which resulted in the acquisition of Mahogany Run Golf Course for a purchase price of $13.3 million.  The Company took out a note as seller financing to aid in the purchase in the amount of $6.6 million.  The note accrues at 8% with interest only payments due through the maturity date of November 6, 2015.  An option to renew for one more year can be exercised if a $1.0 million principal payment is made before maturity.

On November 13, 2014, the Company sold a 216-unit complex known as Sunset Lodge, as well as 5.98 acres of land, both located in Odessa, Texas, to an independent third party, for a combined sales price of $40.6 million.  The buyer assumed the existing debt of $19.0 million secured by the property.  A gain of $18.9 million was recorded on the sale.

On December 1, 2014, the Company acquired a 208-unit complex known as Legacy at Pleasant Grove, located in Texarkana, Texas, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $5.0 million for the complex.

On December 1, 2014, the Company acquired a 148-unit complex known as Villas at Park West I, located in Pueblo, Colorado, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $1.3 million for the complex.

On December 1, 2014, the Company acquired a 112-unit complex known as Villas at Park West II, located in Pueblo, Colorado, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $5.1 million for the complex.

On December 12, 2014, the Company refinanced the existing mortgage on Stanford Center, a 333,381 square foot commercial building located in Dallas, Texas, for a new mortgage of $28.0 million.  We paid off the existing mortgage of $21.3 million and $7.8 million in closing costs and escrows.  The note accrues interest at a floating rate of 5.50% above the 30-day LIBOR index, with a floor of 5.75% and payments of interest only, maturing on January 5, 2017.

On December 30, 2014, the Company acquired 8.387 acres of land known as Bonneau Land, located in Farmers Branch, Texas, from a third party, for a purchase price of $1.2 million.

On December 30, 2014, the Company sold 2.606 acres of land known as Carr (Luna) Land, located in Farmers Branch, Texas, to a third party, for a sales price of $0.3 million.  A loss of $0.4 million was recorded on the sale.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remains one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2014, we have expended $3.0 million related to the development or predevelopment of various apartment projects.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in residential and commercial real estate through the acquisition, development and ownership of apartments, commercial properties and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

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

We have historically engaged in and will continue to engage in certain business transactions with related parties, including but not limited to asset acquisitions and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interests of the Company.

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

We had total indebtedness at December 31, 2014 of approximately $605.6 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

On December 31, 2014, our portfolio consisted of 45 income-producing properties consisting of 37 apartments totaling 6,024 units, eight commercial properties consisting of four office buildings, one industrial warehouse, two retail centers, and a golf course. In addition, we own or control 4,087 acres of improved and unimproved land for future development or sale. The average annual rental and other property revenue dollar per square foot is $10.35 for the Company’s residential apartment portfolio and $10.44 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	100.00%
Blue Lake Villas I	Waxahachie, TX	186	95.70%
Blue Lake Villas II	Waxahachie, TX	70	95.70%
Breakwater Bay	Beaumont, TX	176	93.80%
Bridgewood Ranch	Kaufman, TX	106	99.10%
Capitol Hill	Little Rock, AR	156	91.70%
Curtis Moore Estates	Greenwood, MS	104	85.60%
Dakota Arms	Lubbock, TX	208	89.90%
David Jordan Phase II	Greenwood, MS	32	87.50%
David Jordan Phase III	Greenwood, MS	40	87.50%
Desoto Ranch	DeSoto, TX	248	96.00%
Falcon Lakes	Arlington, TX	248	97.20%
Heather Creek	Mesquite, TX	200	95.00%
Lake Forest	Houston, TX	240	100.00%
Legacy at Pleasant Grove	Texarkana, TX	208	93.80%
Lodge at Pecan Creek	Denton, TX	192	94.30%
Mansions of Mansfield	Mansfield, TX	208	95.20%
Mission Oaks	San Antonio, TX	228	93.00%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	96.00%
Parc at Clarksville	Clarksville, TN	168	94.60%
Parc at Denham Springs	Denham Springs, LA	224	92.40%
Parc at Maumelle	Little Rock, AR	240	90.00%
Parc at Metro Center	Nashville, TN	144	100.00%
Parc at Rogers	Rogers, AR	250	98.00%
Preserve at Pecan Creek	Denton, TX	192	96.40%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	91.70%
Sonoma Court	Rockwall, TX	124	96.80%
Sugar Mill	Baton Rouge, LA	160	100.00%
Toulon	Gautier, MS	240	93.80%
Treehouse	Irving, TX	160	98.10%
Villas at Park West I	Pueblo, CO	148	90.50%
Villas at Park West II	Pueblo, CO	112	97.30%
Vistas of Vance Jackson	San Antonio, TX	240	89.60%
Windsong	Fort Worth, TX	188	95.20%
	Total Apartment Units	5,824

Apartments Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	95.50%
	Total Apartments Subject to Sales Contract	200

	Total Apartments /Average Occupancy rate	6,024	94.36%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	512,836	78.26%
Browning Place (Park West I)	Farmers Branch, TX	625,264	60.50%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,381	48.57%
	Total Office Buildings	1,474,293

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	94.37%
Fruitland Park	Fruitland Park, FL	6,722	0.00%
	Total Retail Centers	128,927

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses Subject to Sales Contract	177,805

	Total Commercial Buildings	1,781,025

Golf Course	Location	SqFt
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	5,929,304
	Total Golf Course	5,929,304

	Total Commercial and Golf Course	7,710,329

 Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2015	3,352	$44,223	$13.19	0.2%	0.3%
2016	404,889	4,290,182	$10.60	22.7%	24.9%
2017	54,165	877,020	$16.19	3.0%	5.1%
2018	117,131	2,278,815	$19.46	6.6%	13.2%
2019	232,349	3,762,918	$16.20	13.0%	21.9%
2020	72,580	1,489,083	$20.52	4.1%	8.7%
2021	30,394	672,754	$22.13	1.7%	3.9%
2022	50,271	1,051,173	$20.91	2.8%	6.1%
2023	154,106	1,909,772	$12.39	8.7%	11.1%
Thereafter	63,708	833,810	$13.09	3.6%	4.8%
Total	1,182,945	$17,209,750		66.4%	100%

(1)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	3.46
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Lacy Longhorn	Farmers Branch, TX	5.08
LaDue	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna Ventures	Farmers Branch, TX	26.71
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	87.09
Manhattan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	34.05
McKinney Ranch	McKinney,TX	71.39
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Seminary West	Fort Worth, TX	3.02
Senlac	Farmers Branch, TX	11.94
Sugar Mill Land	Baton Rouge, LA	2.90
Texas Plaza	Irving, TX	10.33
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
US Virgin Islands	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151	Waco,TX	151.40
Waco Swanson	Waco, TX	21.58
Walker	Dallas County, TX	82.59
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,900.00
	Total Land/Development	3,974.32

Land Subject to Sales Contract	Location	Acres
Hunter Equities	Dallas, TX	2.56
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	19.71
Whorton	Bentonville, AR	79.70
	Total Land Subject to Sales Contract	112.56

	Total Land	4,086.88

ITEM 3.     LEGAL PROCEEDINGS

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

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

ART and ART Midwest, Inc.

In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property.  Management of the Company believes that there is no basis for this action against the Company and its officers and directors and intends to vigorously defend itself. The August 2014 complaint does not allege any facts relating to the Company, except that the named directors and officers are directors and officers of the Company and that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

The case arises over other litigation, commenced in 1999, among the Clapper Parties and American Realty Trust, Inc. (“ART”) and its former subsidiary, Art Midwest, Inc., originally arising out of a transaction in 1998, in which ART and the Clapper Parties were to form a partnership to own eight residential apartment complexes.  Over the ensuing years, a number of rulings, both for and against ART and ART Midwest, Inc., were issued, resulting in a ruling in October 2011, under which the Clapper Parties were awarded an initial judgment for approximately $74 million, including $26 million in actual damages and $48 million in interest. The 2011 ruling was only against ART and Art Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in the matter. ART and ART Midwest, Inc. are  not and have never been a subsidiaries of the Company.

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless noted otherwise above.

The Company is involved in and vigorously defending against other deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20.0 million in the aggregate and will occur, if at all, in future years.

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TCI’s Common stock is listed and traded on the NYSE under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2014		2013
	High	Low	High	Low
First Quarter	$17.50	$8.80	$6.50	$4.10
Second Quarter	$17.28	$11.70	$10.21	$5.25
Third Quarter	$14.76	$9.44	$9.26	$6.86
Fourth Quarter	$13.90	$9.00	$9.46	$8.11

            On March 12, 2015, the closing price of TCI’s common stock as reported on the NYSE was $10.76 per share, and was held by approximately 3,226 holders of record.

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2014, 2013 or 2012.  Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock.  This repurchase program has no termination date. The following table represents shares repurchased during each of the three months of the last quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2014			1,230,535	406,465
October 31, 2014	-	$-	1,230,535	406,465
November 30, 2014	-	$-	1,230,535	406,465
December 31, 2014	-	$-	1,230,535	406,465
Total	-

ITEM 6.    SELECTED FINANCIAL DATA

TRANSCONTINENTAL REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$75,858	$77,351	$78,378	$70,888	$67,727
Total operating expenses	75,087	82,722	69,157	103,972	92,662
Operating income (loss)	771	(5,371)	9,221	(33,084)	(24,935)
Other expenses	(17,613)	(36,626)	(20,661)	(29,009)	(25,917)
Loss before gain on land sales, non-controlling interest, and taxes	(16,842)	(41,997)	(11,440)	(62,093)	(50,852)
Gain (loss) on land sales	561	(1,073)	6,935	16,970	(15,155)
Income tax benefit (expense)	20,390	40,949	(1,260)	(518)	(351)
Net income (loss) from continuing operations	4,109	(2,121)	(5,765)	(45,641)	(66,358)
Net income (loss) from discontinuing operations	37,868	61,630	(2,339)	(962)	(740)
Net income (loss)	41,977	59,509	(8,104)	(46,603)	(67,098)
Net (income) loss attributable to non-controlling interest	(399)	(979)	(220)	282	(98)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	41,578	58,530	(8,324)	(46,321)	(67,196)
Preferred dividend requirement	(1,005)	(1,110)	(1,112)	(1,110)	(1,073)
Net income (loss) applicable to common shares	$40,573	$57,420	$(9,436)	$(47,431)	$(68,269)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.32	$(0.50)	$(0.84)	$(5.55)	$(8.32)
Income (loss) from discontinued operations	4.42	7.33	(0.28)	(0.11)	(0.09)
Net income (loss) applicable to common shares	$4.74	$6.83	$(1.12)	$(5.66)	$(8.41)
Weighted average common share used in computing earnings per share	8,559,370	8,413,469	8,413,469	8,370,729	8,113,575

Earnings per share - diluted
Income (loss) from continuing operations	$0.32	$(0.50)	$(0.84)	$(5.55)	$(8.32)
Income (loss) from discontinued operations	4.42	7.33	(0.28)	(0.11)	(0.09)
Net income (loss) applicable to common shares	$4.74	$6.83	$(1.12)	$(5.66)	$(8.41)
Weighted average common share used in computing diluted earnings per share	8,559,370	8,413,469	8,413,469	8,370,729	8,113,575

BALANCE SHEET DATA
Real estate, net	$689,121	$695,802	$896,950	$988,339	$1,213,114
Notes and interest receivable, net	83,457	67,907	59,098	77,371	67,025
Total assets	930,405	897,671	1,045,344	1,160,324	1,384,761
Notes and interest payables	608,917	602,845	808,043	884,305	1,022,015
Stockholders' equity	233,448	191,570	133,129	141,284	183,448
Book value per share	27.27	22.77	15.82	16.88	22.61

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2014 we acquired $45.4 million and sold $142.5 million of land and income-producing properties. As of December 31, 2014, we owned 6,024 units in 37 residential apartment communities, eight commercial properties comprising approximately 1.8 million rentable square feet. In addition, we own 4,087 acres of land held for development. The Company currently owns income-producing properties and land in nine states as well as in the U.S. Virgin Islands.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 35 and 33  multifamily residential properties located throughout the United States at December 31, 2014 and December 31, 2013, respectively, ranging from 32 units to 290 units.  Assets totaling $362.3 million and $343.9 million at December 31, 2014 and 2013, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.  Assets totaling $0.0 and $16.4 million at December 31, 2014 and 2013, respectively, are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up (80% or more) and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income- producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented.  The other segment consists of revenue and operating expenses related to the notes receivable and corporate entities.

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2014, 2013, and 2012 as included in Item 8. “Financial Statements and Supplementary Data”.  The prior year’s property portfolios have been adjusted for subsequent sales.  Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2014, 2013 and 2012, we owned or had interests in a portfolio of 45, 45 and 60 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2014 for the year presented. The table below shows the number of income-producing properties held by year:

	2014	2013	2012

Continued operations	45	41	41
Sales subsequent to year end	-	4	19
Total property portfolio	45	45	60

Comparison of the year ended December 31, 2014 to the same year ended 2013:

For the twelve months ended December 31, 2014, we reported net income applicable to common shares of $40.6 million or $4.74 per diluted earnings per share, as compared to a net income applicable to common shares of $57.4 million or $6.83 per diluted earnings per share for the same year ended 2013. The current year net income applicable to common shares of $40.6 million includes gain on land sales of $0.6 million and net income from discontinued operations of $37.9 million, as compared to the prior year net income applicable to common shares of $57.4 million, which includes loss on land sales of $1.1 million, provisions on the impairment of notes receivable and real estate assets of $11.3 million, and net income from discontinued operations of $61.6 million.

Revenues

Rental and other property revenues were $75.9 million for the twelve months ended December 31, 2014. This represents a decrease of $1.5 million, as compared to the prior year revenues of $77.4 million. This change, by segment, is an increase in the apartment portfolio of $2.4 million, offset by a decrease in the commercial portfolio of $3.8 million and a decrease in the other portfolio of $0.1 million. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 94% and increasing rental rates. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. The decrease in the commercial segment is due to a lease termination fee received in the prior year.  Our commercial portfolio expects to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months. We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $39.5 million for the twelve months ended December 31, 2014. This represents an increase of $2.8 million, as compared to the prior year operating expenses of $36.7 million. This change, by segment, is an increase in the apartment portfolio of $1.2 million, an increase in the commercial portfolio of $1.4 million and an increase of $0.2 million in our land portfolio.  Within the apartment portfolio, the majority of the increase was due to tax refunds received for several properties in the prior year, an increase in the current year real estate taxes, as well as some non-recurring repair projects completed in the current year. In the commercial segment, the increase is due to an increase in occupancy as well as tax refunds received in the prior year. Within the land portfolio, the increase was mainly due to an increase in real estate taxes and professional services.

Depreciation and amortization expenses were $17.4 million for the twelve months ended December 31, 2014. This represents an increase of $1.6 million as compared to prior year depreciation of $15.8 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $7.2 million dollars for the twelve months ended December 31, 2014. This represents an increase of $0.9 million, as compared to the prior year general and administrative expenses of $6.3 million. This change, by segment, is a decrease in the land portfolio of $0.6 million and an increase in the other portfolio of $1.5 million. Within the land portfolio, the decrease is due to a reduction in professional fees. Within the other portfolio, the increase of was mainly due to professional fees and franchise taxes.

There was no provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets for the year ended December 31, 2014.  This was a decrease of $11.3 million as compared to the prior year expense of $11.3 million.   In the prior year, impairment was recorded as an additional loss in the commercial and land portfolios. In our commercial portfolio, an impairment reserve of $9.6 million was taken to adjust for the appraised value of the building. In our land portfolio, an impairment reserve of $1.5 million was taken based on a potential sale of land at a value lower than book basis.  The remaining $0.2 million in impairment reserves were related to provisions for losses taken to our notes receivable.

Net income fee was $3.7 million for the twelve months ended December 31, 2014.  This represents a decrease of $0.4 million, as compared to the prior year net income fee of $4.1 million.  The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $7.4 million for the twelve months ended December 31, 2014.  This represents a decrease of $1.1 million, as compared to the prior year advisory fees of $8.5 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $12.2 million for the twelve months ending December 31, 2014. This represents a decrease of $1.6 million, as compared to the prior year interest income of $13.8 million dollars. This decrease is due to the recognition of uncollectable interest in the prior year on two of the UHF notes receivable, offset by an increase in interest received from our Advisor.

Other income was $0.4 million for the twelve months ending December 31, 2014. This represents a decrease of $7.4 million as compared to the prior year other income of $7.8 million. The decrease is primarily due to the December 30, 2013 Mercer/Travelers land mortgage note buyout, which was paid off at a discounted rate.

Mortgage and loan interest expense was $28.4 million for the twelve months ended December 31, 2014. This represents a decrease of $1.3 million, as compared to the prior year expense of $29.7 million. This change by segment, is a decrease in the apartment portfolio of $0.9 million and a decrease in the land portfolio of $1.6 million, offset by an increase in the other portfolio of $1.1 million and an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease is due to the refinances closed with long-term, low interest rates. The decrease in the land portfolio relates to principal payments made during the prior years, thereby requiring less future interest to be paid on debt obligations. Within the other portfolio, the majority of the increase is due to the securing of a new loan in the current year, offset by a decrease in the interest owed to our Advisor.

Loan charges and prepayment penalties were $2.8 million for the twelve months ended December 31, 2014. This represents a decrease of $2.4 million, as compared to the prior year expense of $5.2 million. There were fewer refinances completed in the current year than in the prior year.

Litigation settlement expenses were a credit of $3.6 million for the twelve months ended December 31, 2014. This represents a decrease of $23.9 million, as compared to the prior year expense of $20.3 million. The majority of the credit to the current year litigation expense is due to the settlement with the lender relating to the Amoco Building in which the balance in the amount of $3.5 million was forgiven. Matters were settled in the prior year in order to avoid future litigation and legal expenses.

Gain on land sales was $0.6 million for the twelve months endedDecember 31, 2014. In the current year we sold 76.3 acres of land in six transactions for an aggregate sales price of $8.1 million and recorded a gain of $0.6 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 5 and 19 income-producing properties as of 2014 and 2013, respectively.  The prior periods’ discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2014.  In 2014 we sold three apartment complexes (Blue Ridge, Pecan Pointe and Sunset Lodge) and two commercial buildings (1010 Common and Sesame Square).  In 2013 we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2014	2013
Revenues:
Rental and other property revenues	$5,612	$34,922
	5,612	34,922
Expenses:
Property operating expenses	2,350	16,480
Depreciation	751	5,563
General and administrative	515	950
Total operating expenses	3,616	22,993

Other income (expense):
Other income (expense)	(508)	44
Mortgage and loan interest	(1,743)	(8,082)
Deferred borrowing costs amortization	(1,461)	(3,015)
Loan charges and prepayment penalties	(1,656)	(3,245)
Earnings from unconsolidated subsidiaries and investees	1	30
Litigation settlement	(250)	(250)
Total other expenses	(5,617)	(14,518)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,621)	(2,589)
Gain on sale of real estate from discontinued operations	61,879	97,405
Income tax expense	(20,390)	(33,186)
Income from discontinued operations	$37,868	$61,630

Comparison of the year ended December 31, 2013 to the same year ended 2012:

For the twelve months ended December 31, 2013, we reported net income applicable to common shares of $57.4 million or $6.83 per diluted earnings per share, as compared to a net loss applicable to common shares of $9.4 million or $1.12 per diluted earnings per share for the same year ended 2012. The 2013 net income applicable to common shares of $57.4 million includes loss on land sales of $1.1 million, provisions on the impairment of notes receivable and real estate assets of $11.3 million, and net income from discontinued operations of $61.6 million, as compared to the prior year net loss applicable to common shares of $9.4 million, which includes gain on land sales of $6.9 million, provisions on the impairment of notes receivable and real estate assets of $2.3 million, and net loss from discontinued operations of $2.3 million.

Revenues

Rental and other property revenues were $77.4 million for the twelve months ended December 31, 2013. This represents a decrease of $1.0 million, as compared to the prior year revenues of $78.4 million. This change, by segment, is an increase in the apartment portfolio of $2.9 million, offset by a decrease in the commercial portfolio of $3.9 million. Within the apartment portfolio, the increase is due primarily to increased rental rates and occupancy. Our apartment portfolio continues to thrive in the current economic conditions. Within the commercial portfolio, the same properties decreased by $3.9 million related to some larger square-foot tenants down-sizing or moving out. We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $36.7 million for the twelve months ended December 31, 2013. This represents a decrease of $1.1 million, as compared to the prior year operating expenses of $37.8 million. This change, by segment, is an increase in the apartment portfolio of $1.5 million, offset by a decrease in the commercial portfolio of $2.6 million. Within the apartment portfolio, the increase is due to an increase in real estate taxes for several properties in 2013. Within the commercial portfolio, the decrease was due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior year and adjusted to capitalize according to the lease terms in the current year.

Depreciation expense was $15.8 million for the twelve months ended December 31, 2013. This represents an increase of $1.0 million, as compared to the prior year expense of $14.8 million. This change, by segment, is an increase in the commercial portfolio of $0.9 million, and an increase in the apartment portfolio of $0.1 million. Within the commercial portfolio the increase is related to an increase in tenant improvements and lease commission amortization.

General and administrative expenses were $6.3 million for the twelve months ended December 31, 2013. This represents an increase of $1.2 million, as compared to the prior year expenses of $5.1 million. This increase, within the other portfolio, is related to professional services and an increase in costs reimbursements to our Advisor.

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $11.3 million for the year ended December 31, 2013. This was an increase of $9.0 million, as compared to the prior year expense of $2.3 million. In 2013, impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $1.5 million and the remaining $0.2 million was related to provisions for losses taken on our notes receivable. A recent appraisal done during the refinance of an office building in Dallas, Texas resulted in a fair value lower than book basis and a potential sale of land at a value lower than book basis resulted in the impairment in the current year. In the prior year, the $2.3 million in impairment reserves was related to our land holdings. A prior year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and an appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

Net income fee was $4.1 million for the twelve months ended December 31, 2013. This represents an increase of $3.9 million, as compared to the prior year net income fee of $0.2 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $8.5 million for the twelve months ended December 31, 2013.  This represents a decrease of $0.4 million, as compared to the prior year advisory fees of $8.9 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $13.8 million for the twelve months ended December 31, 2013. This represents an increase of $2.1 million, as compared to the prior year income of $11.7 million. This increase was due to an agreement made on January 1, 2013, whereby the Company extended the maturity of the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for an early termination of the preferred interest rate. The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12%.

Other income was $7.8 million for the twelve months ended December 31, 2013. This represents an increase of $1.5 million, as compared to the prior year income of $6.3 million. The increase primarily relates to the Mercer/Travelers Land note payoff. Per the terms of the agreement, the note was paid off at a discounted rate and $7.5 million was recognized as a gain. In the prior year, the Company recorded the fee per the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest expense was $29.7 million for the twelve months ended December 31, 2013. This represents a decrease of $4.7 million, as compared to the prior year expense of $34.4 million. This change, by segment, is a decrease in the apartment portfolio of $2.7 million, a decrease in the land portfolio of $0.6 million, and a decrease in the other portfolio of $1.5 million, offset by an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease relates to the refinances closed with long-term, low interest rates. The majority of the decrease in the other portfolio is due to a decrease in the interest paid to our Advisor. The decrease in the land portfolio was due to land sales.

Deferred borrowing costs amortization was $2.6 million for the twelve months ended December 31, 2013. This represents an increase of $2.0 million as compared to the prior year expense of $0.6 million. This increase is mainly due to the higher loan deferred borrowing costs in the same store properties of the apartment portfolio that were written off in 2013 upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $5.2 million for the twelve months ended December 31, 2013. This represents an increase of $1.6 million, as compared to the prior year expense of $3.6 million. This change, by segment, is an increase in the commercial portfolio of $0.2 million, an increase in the apartment portfolio of $0.4 million, and an increase in the land portfolio of $1.0 million. The majority of the land increase is due to the extension fees paid relating to the Mercer/Travelers Land note payoff. The apartment portfolio increased as well due to the prepayment penalties from the refinancing of several existing mortgage notes. There were more refinances completed in 2013 than in the prior year.

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

Gain on land sales decreased in the current year. In the current year, we sold 36.37 acres of land in three separate transactions for an aggregate sales price of $13.1 million and recorded a loss of $1.1 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 19 and 24 income-producing properties as of 2013 and 2012, respectively. The prior periods’ discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2014.  In 2013 we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas) and three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza).  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues:
Rental and other property revenues	$34,922	$43,010
	34,922	43,010
Expenses:
Property operating expenses	16,480	22,645
Depreciation	5,563	7,676
General and administrative	950	975
Provision on impairment of notes receivable and real estate assets	-	2,400
Total operating expenses	22,993	33,696

Other income (expense):
Other income	44	7
Mortgage and loan interest	(8,082)	(12,677)
Deferred borrowing costs amortization	(3,015)	(1,794)
Loan charges and prepayment penalties	(3,245)	(3,471)
Earnings from unconsolidated subsidiaries and investees	30	55
Litigation settlement	(250)	(250)
Total other expenses	(14,518)	(18,130)

Loss from discontinued operations before gain on sale of real estate and taxes	(2,589)	(8,816)
Gain on sale of real estate from discontinued operations	97,405	5,217
Income tax benefit (expense)	(33,186)	1,260
Income (loss) from discontinued operations	$61,630	$(2,339)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock.  Management anticipates that our cash as of December 31, 2014, along with cash that will be generated in 2015 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2014	2013	Variance

Net cash used in operating activities	$(29,382)	$(66,695)	$37,313
Net cash provided by investing activities	$28,904	$269,049	$(240,145)
Net cash used in financing activities	$(3,407)	$(199,269)	$195,862

           The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.  In addition, we have a related account in which excess cash is transferred to or from.  We used significantly more cash in the prior period to pay down related party payables than in the current period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income- producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  We received more proceeds from sales of properties and land in the prior period than in the current period.  In addition, we spent $81 million on three residential properties and a combined 15.0 acres of land in the current period.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  We used $21.4 million to make recurring note payments and $153.6 million for maturing notes including payoffs required on sold properties as compared to $15.8 million and $386.7 million in the prior period, respectively.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2014, are shown in the table below (dollars in thousands):

	Total	2015	2016	2017-2019	Thereafter
Long-term debt obligation (1)	$945,647	$129,957	$67,737	$147,822	$600,131
Capital lease obligation	-	-	-	-	-
Operating lease obligation	18,630	277	283	883	17,187
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$964,277	$130,234	$68,020	$148,705	$617,318

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

As of December 31, 2014, our $605.6 million debt portfolio consisted of approximately $542.6 million of fixed-rate debt and approximately $63.0 million of variable-rate debt with interest rates ranging from 1.0% to 12.5%.  Our overall weighted average interest rate at December 31, 2014 and 2013 was 4.72% and 5.65%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2015 than they did during 2014, TCI’s interest expense would increase and net income would decrease by $0.6 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2014. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Assets
Market securities at fair value							$-
Note Receivable
Variable interest rate - fair value							$-
Instruments' maturities	$-	$-	$-	$-	$-	$-	$-
Instruments' amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$80,304
Instruments' maturities	$1,319	$-	$11,662	$-	$19,530	$47,793	$80,304
Instruments' amortization	-	-	-	-	-	-	-
Interest	9,512	9,431	9,032	8,032	7,045	73,718	116,770
Average Rate	11.84%	11.94%	11.44%	11.93%	10.46%	11.02%

	2015	2016	2017	2018	2019	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$63,001
Instruments' maturities	$17,253	$8,837	$32,353	$-	$-	$-	$58,443
Instruments' amortization	2,449	1,951	158	-	-	-	4,558
Interest	2,497	1,918	197	-	-	-	4,612
Average Rate	5.69%	5.97%	5.79%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$542,611
Instruments' maturities	$74,069	$26,292	$1,518	$-	$36,540	$48,236	$186,655
Instruments' amortization	10,034	8,689	8,478	8,448	6,817	313,490	355,956
Interest	23,655	20,050	19,163	18,647	15,503	238,405	335,423
Average Rate	3.42%	3.25%	3.20%	3.38%	4.88%	3.89%

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of Transcontinental Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

FARMER , FUQUA & HUFF, PC

Richardson, Texas
March 30, 2015

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$781,794	$777,974
Real estate held for sale at cost, net of depreciation ($0 in 2014 and $2,390 in 2013)	-	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,300 in 2014 and $1,949 in 2013)	20,395	29,353
Less accumulated depreciation	(113,068)	(127,952)
Total real estate	689,121	695,802
Notes and interest receivable
Performing (including $77,853 in 2014 and $66,431 in 2013 from related parties)	84,863	69,626
Non-Performing	584	543
Less allowance for estimated losses (including $1,825 in 2014 and $2,097 in 2013 from related parties)	(1,990)	(2,262)
Total notes and interest receivable	83,457	67,907
Cash and cash equivalents	12,201	16,086
Restricted cash	48,238	31,799
Investments in unconsolidated subsidiaries and investees	1,543	1,697
Receivable from related party	58,404	52,380
Other assets	37,441	32,000
Total assets	$930,405	$897,671

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$588,749	$562,734
Notes related to assets held for sale	1,552	17,100
Notes related to subject to sales contracts	18,616	23,011
Deferred revenue (from sales to related parties)	51,356	53,096
Accounts payable and other liabilities (including $4,909 in 2014 and $4,697 in 2013 from related parties)	36,684	50,160
	696,957	706,101

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding zero shares in 2014 and 30,000 shares in 2013 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2014 and 2013 (liquidation preference $100 per share)	1	1
Common Stock, $0.01 par value, authorized 10,000,000 shares, issued 8,717,967 and 8,413,669 shares in 2014 and 2013, respectively and outstanding 8,717,767 and 8,413,469 shares in 2014 and 2013, respectively	87	84
Treasury stock at cost, 200 shares in 2014 and 2013	(2)	(2)
Paid-in capital	271,649	271,720
Retained earnings	(56,451)	(98,029)
Total Transcontinental Realty Investors, Inc. shareholders' equity	215,284	173,774
Non-controlling interest	18,164	17,796
Total shareholders' equity	233,448	191,570
Total liabilities and shareholders' equity	$930,405	$897,671

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $701, $670 and $587 for the year ended 2014, 2013 and 2012, respectively, from related parties)	$75,858	$77,351	$78,378

Expenses:
Property operating expenses (including $606, $661 and $851 for the year ended 2014, 2013 and 2012, respectively, from related parties)	39,484	36,669	37,845
Depreciation and amortization	17,398	15,842	14,813
General and administrative (including $2,802, $2,765 and $2,427 for the year ended 2014, 2013 and 2012, respectively, from related parties)	7,163	6,308	5,074
Provision on impairment of notes receivable and real estate assets	-	11,320	2,330
Net income fee to related party	3,669	4,089	180
Advisory fee to related party	7,373	8,494	8,915
Total operating expenses	75,087	82,722	69,157
Net operating income (loss)	771	(5,371)	9,221

Other income (expense):
Interest income (including $11,469, $13,823 and $11,677 for the year ended 2014, 2013 and 2012, respectively, from related parties)	12,194	13,790	11,725
Other income (including $0, $0 and $6,000 for the year ended 2014, 2013 and 2012, respectively, from related parties)	403	7,847	6,310
Mortgage and loan interest (including $31, $1,761 and $3,153 for the year ended 2014, 2013 and 2012, respectively, from related parties)	(28,368)	(29,694)	(34,372)
Deferred borrowing costs amortization	(2,509)	(2,582)	(634)
Loan charges and prepayment penalties	(2,804)	(5,219)	(3,574)
Gain (loss) on the sale of investments	(92)	(283)	125
Losses from unconsolidated joint ventures and investees	(28)	(172)	(66)
Litigation settlement	3,591	(20,313)	(175)
Total other expenses	(17,613)	(36,626)	(20,661)
Loss before gain (loss) on land sales, non-controlling interest, and taxes	(16,842)	(41,997)	(11,440)
Gain (loss) on land sales	561	(1,073)	6,935
Net loss from continuing operations before taxes	(16,281)	(43,070)	(4,505)
Income tax benefit (expense)	20,390	40,949	(1,260)
Net income (loss) from continuing operations	4,109	(2,121)	(5,765)
Discontinued operations:
Net loss from discontinued operations	(3,621)	(2,589)	(8,816)
Gain on sale of real estate from discontinued operations	61,879	97,405	5,217
Income tax benefit (expense) from discontinued operations	(20,390)	(33,186)	1,260
Net income (loss) from discontinued operations	37,868	61,630	(2,339)
Net income (loss)	41,977	59,509	(8,104)
Net loss attributable to non-controlling interest	(399)	(979)	(220)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	41,578	58,530	(8,324)
Preferred dividend requirement	(1,005)	(1,110)	(1,112)
Net income (loss) applicable to common shares	$40,573	$57,420	$(9,436)

Earnings per share - basic
Net income (loss) from continuing operations	$0.32	$(0.50)	$(0.84)
Net income (loss) from discontinued operations	4.42	7.33	(0.28)
Net income (loss) applicable to common shares	$4.74	$6.83	$(1.12)

Earnings per share - diluted
Net income (loss) from continuing operations	$0.32	$(0.50)	$(0.84)
Net income (loss) from discontinued operations	4.42	7.33	(0.28)
Net income (loss) applicable to common shares	$4.74	$6.83	$(1.12)

Weighted average common shares used in computing earnings per share	8,559,370	8,413,469	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,559,370	8,413,469	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$3,710	$(3,100)	$(5,985)
Net income (loss) from discontinued operations	37,868	61,630	(2,339)
Net income (loss)	$41,578	$58,530	$(8,324)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2014
(dollars in thousands)

		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2011	$141,284	$(151,052)	$1	8,413,669	$84	$(2)	$273,886	$(148,235)	$-	$15,550
Series C preferred stock dividends (7.0% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Series D preferred stock dividends (9.0% per year)	(902)	-	-	-	-	-	(902)	-	-	-
Net income (loss)	(8,104)	(8,104)	-	-	-	-	-	(8,324)	-	220
Sale of controlling interest	1,138	-	-	-	-	-	-	-	-	1,138
Acquisition of controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Distributions to non-controlling interests	(8)	-	-	-	-	-	-	-	-	(8)
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$-	$16,831
Series C preferred stock dividends (7.0% per year)	(210)	-	-	-	-	-	(210)	-	-	-
Series D preferred stock dividends (9.0% per year)	(900)	-	-	-	-	-	(900)	-	-	-
Net income	59,509	59,509	-	-	-	-	-	58,530	-	979
Sale of controlling interest	56	-	-	-	-	-	56	-	-	-
Distributions to non-controlling interests	(14)	-	-	-	-	-	-	-	-	(14)
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$-	$17,796
Series C preferred stock dividends (7.0% per year)	(106)	-	-	-	-	-	(106)	-	-	-
Series D preferred stock dividends (9.0% per year)	(899)	-	-	-	-	-	(899)	-	-	-
Net income	41,977	41,977	-	-	-	-	-	41,578	-	399
Issuance of common stock	937	-	-	304,298	3	-	934	-	-	-
Distributions to non-controlling interests	(31)	-	-	-	-	-	-	-	-	(31)
Balance, December 31, 2014	$233,448	$(57,670)	$1	8,717,967	$87	$(2)	$271,649	$(56,451)	$-	$18,164

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$41,977	$59,509	$(8,104)
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(561)	1,073	(6,935)
Gain on sale of income producing properties	(61,879)	(97,405)	(5,217)
Depreciation and amortization	18,150	21,404	22,488
Provision on impairment of notes receivable and real estate assets	-	11,320	4,730
Amortization of deferred borrowing costs	3,970	1,349	2,428
Earnings from unconsolidated subsidiaries and investees	298	142	11
(Increase) decrease in assets:
Accrued interest receivable	7,648	(8,432)	(5,517)
Other assets	2,784	(1,443)	(3,462)
Prepaid expense	(1,995)	(1,722)	(236)
Escrow	(16,733)	3,625	1,157
Earnest money	(420)	(310)	235
Rent receivables	(1,486)	2,445	(1,094)
Increase (decrease) in liabilities:
Accrued interest payable	104	(5,262)	(7,498)
Related party payables	(6,024)	(62,437)	(7,408)
Other liabilities	(15,215)	9,449	(10,316)
Net cash used in operating activities	(29,382)	(66,695)	(24,738)

Cash Flow From Investing Activities:
Proceeds from notes receivables	12,504	-	11,993
Originations of notes receivables	(35,430)	(458)	13,477
Acquisition of land held for development	(2,604)	(83)	(18,948)
Acquisition of income producing properties	(78,557)	-	-
Proceeds from sales of income producing properties	135,074	261,495	31,751
Proceeds from sale of land	8,777	13,671	36,648
Proceeds from sale of investments	-	-	132
Investment in unconsolidated real estate entities	(144)	3,600	780
Improvement of land held for development	(3,137)	(399)	(184)
Improvement of income producing properties	(4,563)	(7,681)	(2,201)
Acquisition of non-controlling interest	-	-	(69)
Sale of controlling interest	-	56	113
Construction and development of new properties	(3,016)	(1,152)	(5,683)
Net cash provided by investing activities	28,904	269,049	67,809

Cash Flow From Financing Activities:
Proceeds from notes payable	178,514	202,535	139,459
Recurring amortization of principal on notes payable	(21,352)	(15,761)	(21,541)
Payments on maturing notes payable	(153,595)	(386,710)	(163,553)
Deferred financing costs	(6,875)	1,791	(3,305)
Distributions to non-controlling interests	(31)	(14)	(8)
Common stock issuance	937	-	-
Preferred stock dividends - Series C	(106)	(210)	(212)
Preferred stock dividends - Series D	(899)	(900)	(901)
Net cash used in financing activities	(3,407)	(199,269)	(50,061)

Net increase (decrease) in cash and cash equivalents	(3,885)	3,085	(6,990)
Cash and cash equivalents, beginning of period	16,086	13,001	19,991
Cash and cash equivalents, end of period	$12,201	$16,086	$13,001

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,110	$37,776	$44,737

Schedule of noncash investing and financing activities:
Affiliate payable/receivable for ARL cost basis sales adjustment	$-	$-	$10,445
Acquisition of land for ARL cost basis sales adjustment	$-	$-	$(10,445)
Notes receivable received from affiliate	$-	$-	$6,000
Sale of notes receivable to affiliate	$-	$-	$(20,387)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2014	2013	2012
	(dollars in thousands)

Net income (loss)	$41,977	$59,509	$(8,104)
Other comprehensive loss
Unrealized gain on investment securities	-	-	-
Total other comprehensive loss	-	-	-
Comprehensive income (loss)	41,977	59,509	(8,104)
Comprehensive income attributable to non-controlling interest	(399)	(979)	(220)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$41,578	$58,530	$(8,324)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (“TCI”) and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2012 and 2013 have been reclassified to conform to the 2014 presentation.

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

Organization and business.     TCI, a Nevada corporation, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  TCI is the successor to a California business trust that was organized on September 6, 1983 and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired all of the outstanding shares of beneficial interest of Continental Mortgage and Equity Trust (“CMET”), a real estate company, in a tax-free exchange of shares, issuing 1,181 shares of its common stock for each outstanding CMET share. Prior to January 1, 2000, TCI elected to be treated as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). During the third quarter of 2000, due to a concentration of ownership TCI no longer met the requirement for tax treatment as a REIT. Effective March 31, 2003, TCI’s financial results were consolidated in the American Realty Investors, Inc. (“ARL”) Form 10-K and related consolidated financial statements.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with ARL, whose common stock is traded on NYSE under the symbol (“ARL”).  Subsidiaries of ARL own approximately 80.90% of the Company’s common stock.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding.  Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes.   As of December 31, 2014, TCI owned 81.1% of the outstanding IOT common shares.  Shares of IOT are traded on the New York Euronext Exchange (“NYSE MKT”) under the symbol (“IOT”).

At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired is $25.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARL and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2014, we owned 37 residential apartment communities comprising of 6,024 units, eight commercial properties comprising an aggregate of approximately 1.8 million rentable square feet, and an investment in 4,087 acres of undeveloped and partially developed land.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 35 and 33  multifamily residential properties located throughout the United States at December 31, 2014 and December 31, 2013, respectively, ranging from 32 units to 290 units.  Assets totaling $362.3 million and $343.9 million at December 31, 2014 and 2013, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.  Assets totaling $0.0 and $16.4 million at December 31, 2014 and 2013, respectively, are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Concentration of credit risk.    The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC).  At December 31, 2014 and 2013, the Company maintained balances in excess of the insured amount.

Earnings per share.    Income (loss) per share is presented in accordance with ASC 620 “Earnings per Share”.  Income (loss) per share is computed  based upon the weighted average number of shares of common stock outstanding during each year.

Use of estimates.    In the preparation of Consolidated Financial Statements in conformity with GAAP, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Income taxes.    The Company is a “C” corporation” for U.S. federal income tax purposes. For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with ARL and IOT and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, the Company and the rest of the ARL group joined the MRHI, consolidated group for tax purposes.  The income tax expense (benefit) for the first part of the 2012 period was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent accounting pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.    REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2014	2013

Apartments	$452,631	$433,141
Apartments under construction	1,512	-
Commercial properties	179,171	203,823
Land held for development	148,480	141,010
Real estate held for sale	-	18,817
Real estate subject to sales contract	22,695	31,302
Total real estate, at cost, less impairment	804,489	828,093
Less accumulated deprecation	(115,368)	(132,291)
Total real estate, net of depreciation	$689,121	$695,802

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

Provision for Impairment

There was no provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets for the year ended December 31, 2014.

In the prior year, impairment was recorded as an additional loss in the commercial and land portfolios. In our commercial portfolio, an impairment reserve of $9.6 million was taken to adjust for the appraised value of the building. In our land portfolio, an impairment reserve of $1.5 million was taken based on a potential sale of land at a value lower than book basis.  The remaining $0.2 million in impairment reserves were related to provisions for losses taken to our notes receivable.

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

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3).  Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties.  Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the statements of operations, either in continuing operations or discontinued operations.  There was no provision for impairment for the year ended December 31, 2014.

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

The following is a brief description of the most significant property acquisitions and sales in 2014:

On February 6, 2014, the Company sold a 232-unit apartment complex known as Pecan Pointe, located in Temple, Texas, to an independent third party, for a sales price of $23.1 million.  The buyer assumed the existing debt of $16.5 million secured by the property.  A gain of $6.1 million was recorded on the sale.

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to the Company as a result of the settlement agreement with the lender.  On the same day TCI sold the land to IOT for $1.2 million which resulted in a gain of $1.2 million.

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

On July 25, 2014, the Company sold 24.498 acres of land known as Stanley Tools and Kelly Lots, located in Farmers Branch, Texas, to an independent third party, for a sales price of $4.3 million.  We paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on an existing mortgage related to another parcel of land located in Gulfport, Mississippi.  A nominal gain was recorded on the sale.

On August 12, 2014, the Company sold a 20,715 square foot commercial building known as Sesame Square, located in Anchorage, Alaska, to an independent third party, for a sales price of $2.6 million.  We paid off the existing mortgage of $0.8 million.  A gain of $1.8 million was recorded on the sale.

On September 19, 2014, the Company acquired 100% ownership of Summer Breeze I-V, LLC, from an independent third party, which resulted in the acquisition of Sunset Lodge, a 216-unit complex located in Odessa, Texas.  We exchanged the existing note receivable and all accrued interest in the amount of $3.5 million for the ownership interest.

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

On November 3, 2014, the Company sold a 290-unit apartment complex known as Blue Ridge, located in Midland, Texas, to an independent third party, for a sales price of $52.8 million.   We paid off the existing mortgage of $23.7 million.  A gain of $26.7 million was recorded on the sale.

On November 6, 2014, the Company acquired 100% ownership of Dun-Run Golf, Dun-Run Development, and Dun-Run Restaurants, all limited liability companies, which resulted in the acquisition of Mahogany Run Golf Course for a purchase price of $13.1 million.  The Company took out a note as seller financing to aid in the purchase in the amount of $6.6 million.  The note accrues at 8% with interest only payments due through the maturity date of November 6, 2015.  An option to renew for one more year can be exercised if a $1.0 million principal payment is made before maturity.

On November 13, 2014, the Company sold a 216-unit complex known as Sunset Lodge, as well as 5.98 acres of land, both located in Odessa, Texas, to an independent third party, for a combined sales price of $40.6 million.  The buyer assumed the existing debt of $19.0 million secured by the property.  A gain of $20.7 million was recorded on the sale.

On December 1, 2014, the Company acquired a 208-unit complex known as Legacy at Pleasant Grove, located in Texarkana, Texas, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $5.0 million for the complex.

On December 1, 2014, the Company acquired a 148-unit complex known as Villas at Park West I, located in Pueblo, Colorado, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $1.3 million for the complex.

On December 1, 2014, the Company acquired a 112-unit complex known as Villas at Park West II, located in Pueblo, Colorado, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $5.1 million for the complex.

On December 30, 2014, the Company acquired 8.387 acres of land known as Bonneau Land, located in Farmers Branch, Texas, from a third party, for a purchase price of $1.2 million.

On December 30, 2014, the Company sold 2.606 acres of land known as Carr (Luna) Land, located in Farmers Branch, Texas, to a third party, for a sales price of $0.3 million.  A loss of $0.4 million was recorded on the sale.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remains one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/19	12.00%	$ 4,698	Secured
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/17	12.00%	1,674	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	12/17	12.00%	1,408	Secured
Foundation for Better Housing, Inc. (Preserve @ Prairie Pointe) (1)	03/19	12.00%	1,810	Secured
Foundation for Better Housing, Inc. (Preserve @ Prairie Pointe) (1)	03/17	12.00%	1,156	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
HGH Residential, LLC (Tradewinds Development)	07/19	12.00%	6,131	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Other related party notes (1)	Various	Various	768	Various secured interests
Other related party notes (1)	Various	Various	4,276	Various unsecured interests
Other non-related party notes	Various	Various	496	Various secured interests
Accrued interest			5,066
Total Performing			$ 84,863

Non-Performing loans:
Other non-related party notes	Various	Various	507	Various secured interests
Accrued interest			77
Total Non-Performing			$ 584

Allowance for estimated losses			(1,990)
Total			$ 83,457

(1) Related party notes

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.  At December 31, 2014, 8.6% of our assets were invested in junior and wraparound mortgage loans.

As of December 31, 2014, the obligors on $73.2 million or 91.1% of the mortgage notes receivable portfolio were due from related entities.  The Company recognized $9.0 million of interest income from these related party notes receivables.

As of December 31, 2014, $0.5 million or 0.6% of the mortgage notes receivable portfolio were non-performing.

The Company has various notes receivable from Unified Housing foundation, Inc. (“UHF”).  UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable.  Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

In 2010, the Company agreed to reduce the interest rate from 12% to 5.25% for a five year period on the surplus cash flow notes receivable from UHF.  As of January 1, 2013, the Company agreed to extend the maturity on these surplus cash flow notes receivable for an additional term of five years in exchange for the early termination of the reduced interest rate.

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and there were no additional allowances recorded for receivables in 2014.  The decrease in 2014 was due to a fully reserved note that was written off.  The decrease in 2012 was due to two notes that were written off, both of which were fully reserved.  The table below shows our allowance for estimated losses (dollars in thousands):

	2014	2013	2012

Balance January 1,	$2,262	$2,262	$3,942
Decrease in provision	(272)	-	(1,680)
Balance December 31,	$1,990	$2,262	$2,262

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

Investments accounted for via the equity method consists of the following:

		Percentage ownership as of December 31,
		2014	2013	2012
American Realty Investors, Inc. (1)		1.00%	1.99%	1.99%
	_________________________________
(1)	Unconsolidated investment in parent company

            Our interest in the common stock of ARL in the amount of 1.00% is accounted for under the equity method.  Accordingly, the investment is carried at cost, adjusted for the company’s proportionate share of earnings or losses.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2014, 2013 and 2012 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

	For the Twelve Months Ended December 31,
Unconsolidated Subsidiaries	2014	2013	2012
Real estate, net of accumulated depreciation	$15,460	$11,944	$45,032
Notes Receivable	50,909	68,909	44,371
Other assets	128,635	128,945	130,419
Notes payable	(50,048)	(56,103)	(61,720)
Other liabilities	(80,904)	(91,099)	(84,123)
Shareholders' equity/partners' capital	(64,052)	(62,596)	(73,979)

Rents and interest and other income	$12,427	$11,372	$8,198
Depreciation	(285)	(285)	(263)
Operating expenses	(6,983)	(14,162)	(4,013)
Gain on land sales	-	618	(2,785)
Interest expense	(7,144)	(7,173)	(4,283)
Loss from continuing operations	(1,985)	(9,630)	(3,146)
Income from discontinued operations	64	(15)	2,691
Net loss	$(1,921)	$(9,645)	$(455)

Company's proportionate share of loss (1)	$(19)	$(192)	$(9)

(1) Loss represents continued and discontinued operations

NOTE 6.     NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$411,180	$1,124	$412,304
Commercial	105,908	409	106,317
Land	65,445	117	65,562
Real estate held for sale	452	-	452
Real estate subject to sales contract	16,961	1,655	18,616
Other	5,666	-	5,666

Total	$605,612	$3,305	$608,917

The following table schedules the principal payments on the notes payable for the next five years and thereafter (dollars in thousands):

Year	Amount
2015	$103,805
2016	45,769
2017	42,507
2018	8,448
2019	43,357
Thereafter	361,726
Total	$605,612

Interest payable at December 31, 2014 was $3.3 million.  Interest accrues at rates ranging from 1.0% to 12.5% per annum and mature between 2015 and 2053. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $675.2 million.  Of the total notes payable, the senior debt is $552.0 million, junior debt is $52.3 million, and other debt is $1.3 million.  Included in other debt are property tax loans of $0.2 million.

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

On May 28, 2014, a $1.5 million principal payment was made to the existing Realty Advisors, Inc. mortgage and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.87 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

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

On October 17, 2014, the construction loan in the amount of $19.7 million that was taken out on July 1, 2012, to fund the development of Sunset Lodge apartments, a 216-unit complex located in Odessa, Texas, closed into permanent financing.  The note accrues interest at 3.00% and payments of interest only are payable commencing August 1, 2012, through February 1, 2014, at which time principal and interest payments are due through the maturity date of February 1, 2054.

On December 12, 2014, the Company refinanced the existing mortgage on Stanford Center, a 333,381 square foot commercial building located in Dallas, Texas, for a new mortgage of $28.0 million.  We paid off the existing mortgage of $21.3 million and $7.8 million in closing costs and escrows.  The note accrues interest at a floating rate of 5.50% above the 30-day LIBOR index, with a floor of 5.75% and payments of interest only, maturing on January 5, 2017.

In conjunction with the development of various apartment projects and other developments, we drew down $3.0 million in construction loans during the twelve months ended December 31, 2014.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:
	2014	2013	2012
	(dollars in thousands)
Fees:
Advisory	$7,373	$8,494	$8,915
Construction advisory	-	-	181
Mortgage brokerage and equity refinancing	1,152	1,878	1,873
Net income	3,669	4,089	180
Property acquisition	145	-	20
	$12,339	$14,461	$11,169
Other Expense:
Cost reimbursements	$2,622	$2,585	$2,247
Interest paid (received)	(2,795)	157	1,194
	$(173)	$2,742	$3,441
Revenue:
Rental	$701	$670	$587

Fees paid to Regis and related parties:
	2014	2013	2012
	(dollars in thousands)
Fees:
Property acquisition	$348	$-	$71
Property management, construction management and leasing commissions	544	436	2,087
Real estate brokerage	2,752	4,055	2,263
	$3,644	$4,491	$4,421

The Company received rental revenue of $0.7 million in 2014, $0.7 million in 2013, and $0.6 million in 2012 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2014, the Company had notes and interest receivables, net of allowances, of $50.0 million and $3.7 million, respectively, due from UHF, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $7.7 million, originated $5.4 million, received principal payments of $6.6 million and received interest payments of $16.8 million from these related party notes receivables.

As of December 31, 2014, the Company had notes and interest receivables of $21.0 million and $1.0 million, respectively, due from FBH, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $1.0 million and originated $21.0 million from these related party notes receivables.

On January 1, 2012, the Company entered into a development agreement with UHF, a non-profit corporation that provides management services for the development of residential apartment projects in the future.  This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of related party payables as of December 31, 2014 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2013	$-	$52,380	$52,380
Cash transfers	47,701	-	47,701
Advisory fees	(7,373)	-	(7,373)
Net income fee	(3,669)	-	(3,669)
Fees and commissions	(4,398)	-	(4,398)
Cost reimbursements	(2,622)	-	(2,622)
Interest income	-	2,795	2,795
Notes receivable purchaed	(26,290)		(26,290)
Expenses paid by advisor	(7,341)	-	(7,341)
Financing (mortgage payments)	(3,321)	-	(3,321)
Sales/Purchases transactions	7,729	-	7,729
Series K preferred stock acquisition	-	270	270
Tax sharing expense	-	-	-
Purchase of obligations	(416)	2,959	2,543
Related party receivable, December 31, 2014	$-	$58,404	$58,404

Below are transactions that involve a related party:

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remains one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring.

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

NOTE 8.    DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2014, 2013, or 2012. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.    PREFERRED STOCK

Prior to July 9, 2014, TCI had 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding.  These 30,000 shares were owned by RAI, a related party, and had accrued dividends unpaid of $0.9 million.  The stock had a liquidation preference of $100.00 per share and could be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days.  On July 9, 2014, RAI converted all 30,000 shares into the requisite number of shares of common stock.  The conversion resulted in the issuance of 304,298 new shares of common stock.  The effects of the Series C Cumulative Convertible Preferred Stock are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the calculation for the prior periods if applying the if-converted method is dilutive.

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share.  The preferred stock is not convertible into any other security and requires dividends payable from the initial rate of 7% annually to the current rate of 9%.  The shares can be redeemed at any point after September 30, 2011.  Of the 100,000 shares, 89,500 shares are owned by RAI, a related party, and have accrued dividends unpaid of $3.2 million.

NOTE 10.    STOCK OPTIONS

In October 2000, TCI’s stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 140,000 shares of TCI’s common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. Effective December 15, 2005 the plan was terminated. At December 31, 2014, there were 5,000 stock options outstanding which were exercisable at $14.25 per share.  These options expired unexercised January 1, 2015.

NOTE 11.    INCOME TAXES

For 2014, 2013 and 2012, TCI had net losses for federal tax purposes.

For tax periods ending before August 31, 2012, TCI was part of the ARL consolidated federal return.  After that date, TCI and the rest of the ARL group joined the MRHI consolidated group for tax purposes.  The income tax expense (benefit) for the first part of the 2012 period was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent periods.  For 2012 and 2014 MRHI, ARL, TCI and IOT had a combined net taxable loss and TCI recorded no current tax (benefit) or expense.  For 2013 TCI consolidated with IOT had a net taxable loss and the remainder of the group had net taxable income resulting in a tax (benefit) to TCI.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2014	2013	2012

Loss from continuing operations	$(22,902)	$(24,598)	$(10,401)
Income from discontinued operations	22,902	16,835	10,401
Tax benefit	$-	$(7,763)	$-

Of the total 2013 tax (benefit), ($7,763) comes from MRHI.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2014	2013	2012

Computed "expected" income tax (benefit) expense	$14,762	$26,998	$(4,211)
Book to tax differences for partnerships not consolidated for tax purposes	(23,900)	(33,565)	(3,831)
Book to tax differences of depreciation and amortization	1,461	1,222	1,434
Book to tax differences in gains on sale of property	(2,350)	(20,308)	(4,835)
Book provision for loss	-	3,962	1,656
Partial valuation allowance against current net operating loss benefit	7,069	16,835	10,401
Other	2,958	2,139	(614)
Total	$-	$(2,717)	$-

Alternative minimum tax	$-	$-	$-

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

	2014	2013	2012

Net operating losses	$56,897	$71,071	$53,857
AMT credits	1,374	1,374	1,374
Basis difference of:
Real estate holdings	876	(3,045)	(15,159)
Notes receivable	757	860	860
Investments	(4,693)	(4,703)	(4,757)
Notes payable	6,932	12,496	16,598
Deferred gains	10,146	10,806	11,370
Total	$72,289	$88,859	$64,143
Deferred tax valuation allowance	(72,289)	(88,859)	(64,143)
Net deferred tax asset	$-	$-	$-

Recognition of the benefits of deferred tax assets will require TCI to generate future taxable income.  There is no assurance that TCI will generate earnings in future years.  Therefore, TCI has established a valuation allowance for deferred tax assets of approximately $72.3 million, $88.9 million and $64.1 million as of December 31, 2014, 2013 and 2012, respectively.

TCI has tax net operating loss carryforwards of approximately $146.9 million expiring through the year 2033. The alternative minimum tax credit balance did not change in 2014 and remains at approximately $1.4 million.  The credit has no expiration date.

TCI is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods.  Management believes TCI is no longer subject to income tax examinations for years prior to 2011.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases thereon expire at various dates through 2025. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2014 (dollars in thousands):

Year	Amount
2015	$16,741
2016	15,189
2017	12,880
2018	12,012
2019	7,851
Thereafter	17,868
Total	$82,541

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2014, 2013 and 2012 (dollars in thousands):

For the Twelve Months Ended December 31, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$19,129	$56,685	$1	$43	$75,858
Property operating expenses	12,238	26,065	1,169	12	39,484
Depreciation	7,310	10,088	-	-	17,398
Mortgage and loan interest	5,625	14,794	4,092	3,857	28,368
Deferred borrowing costs amortization	74	1,527	226	682	2,509
Loan charges and prepayment penalties	113	2,625	16	50	2,804
Interest income	-	-	-	12,194	12,194
Gain on land sales	-	-	561	-	561
Segment operating income (loss)	$(6,231)	$1,586	$(4,941)	$7,636	$(1,950)
Capital expenditures	4,418	320	2,435	-	7,173
Assets	140,131	391,767	157,223	-	689,121

Property Sales
Sales price	$19,182	$115,273	$8,091	$-	$142,546
Less: Cost of sale	9,168	63,408	7,530	-	80,106
Deferred current gain	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-
Gain on sale	$10,014	$51,865	$561	$-	$62,440

	Commercial
For the Twelve Months Ended December 31, 2013	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$22,928	$54,272	$39	$112	$77,351
Property operating expenses	10,857	24,798	976	38	36,669
Depreciation	5,846	9,996	-	-	15,842
Mortgage and loan interest	5,507	15,754	5,685	2,748	29,694
Deferred borrowing costs amortization	61	2,259	195	67	2,582
Loan charges and prepayment penalties	150	3,937	1,080	52	5,219
Interest income	-	-	-	13,790	13,790
Loss on land sales	-	-	(1,073)	-	(1,073)
Segment operating income (loss)	$507	$(2,472)	$(8,970)	$10,997	$62
Capital expenditures	6,964	315	387	-	7,666
Assets	129,063	354,035	158,359	-	641,457

Property Sales
Sales price	$26,974	$239,676	$5,999	$-	$272,649
Less: Cost of sale	14,914	154,331	7,072	-	176,317
Deferred current gain				-	-
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$12,060	$85,345	$(1,073)	$-	$96,332

	Commercial
For the Twelve Months Ended December 31, 2012	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$26,887	$51,415	$25	$51	$78,378
Property operating expenses	13,500	23,319	589	437	37,845
Depreciation	4,934	9,879	-	-	14,813
Mortgage and loan interest	5,394	18,499	6,250	4,229	34,372
Deferred borrowing costs amortization	86	394	154	-	634
Loan charges and prepayment penalties	-	3,495	79	-	3,574
Interest income	-	-	-	11,725	11,725
Gain on land sales	-	-	6,935		6,935
Segment operating income (loss)	$2,973	$(4,171)	$(112)	$7,110	$5,800
Capital expenditures	1,831	(726)	(920)	-	185
Assets	136,774	363,677	173,132	-	673,583

Property Sales
Sales price	$9,825	$47,131	$37,799	$-	$94,755
Less: Cost of sale	(10,152)	(41,587)	(31,479)	-	(83,218)
Deferred current gain	-	-	615	-	615
Recognized prior deferred gain	-	-	-	-	-
Gain (loss) on sale	$(327)	$5,544	$6,935	$-	$12,152

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,
	2014	2013	2012
Segment operating income (loss)	$(1,950)	$62	$5,800
Other non-segment items of income (expense)
General and administrative	(7,163)	(6,308)	(5,074)
Provision on impairment of notes receivable and real estate assets	-	(11,320)	(2,330)
Net income fee to related party	(3,669)	(4,089)	(180)
Advisory fee to related party	(7,373)	(8,494)	(8,915)
Other income	403	7,847	6,310
Gain (loss) on the sale of investments	(92)	(283)	125
Loss from unconsolidated joint ventures and investees	(28)	(172)	(66)
Litigation settlement	3,591	(20,313)	(175)
Income tax benefit (expense)	20,390	40,949	(1,260)
Gain (loss) from continuing operations	$4,109	$(2,121)	$(5,765)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Segment assets	$689,121	$641,457	$673,583
Investments in real estate partnerships	1,543	1,697	5,439
Notes and interest receivable	83,457	67,907	59,098
Other assets	156,284	132,265	83,857
Assets held for sale	-	54,345	223,367
Total assets	$930,405	$897,671	$1,045,344

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2014, 2013 and 2012. Income from discontinued operations relates to 5, 19 and 24 properties that were sold or held for sale in 2014, 2013 and 2012, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Rental and other property revenues	$5,612	$34,922	$43,010
	5,612	34,922	43,010
Expenses:
Property operating expenses	2,350	16,480	22,645
Depreciation	751	5,563	7,676
General and administrative	515	950	975
Provision on impairment of notes receivable and real estate assets	-	-	2,400
Total operating expenses	3,616	22,993	33,696

Other income (expense):
Other income (expense)	(508)	44	7
Mortgage and loan interest	(1,743)	(8,082)	(12,677)
Deferred borrowing costs amortization	(1,461)	(3,015)	(1,794)
Loan charges and prepayment penalties	(1,656)	(3,245)	(3,471)
Earnings from unconsolidated subsidiaries and investees	1	30	55
Litigation settlement	(250)	(250)	(250)
Total other expenses	(5,617)	(14,518)	(18,130)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,621)	(2,589)	(8,816)
Gain on sale of real estate from discontinued operations	61,879	97,405	5,217
Income tax benefit (expense)	(20,390)	(33,186)	1,260
Income (loss) from discontinued operations	$37,868	$61,630	$(2,339)

 The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014, 2013 and 2012 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2014, 2013 and 2012. Quarterly results presented differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	For the Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2014
Revenue and other property revenues	$18,303	$18,511	$18,466	$20,578
Total operating expenses	17,376	18,388	17,264	22,059
Operating income (loss)	927	123	1,202	(1,481)
Other expenses	(2,899)	(3,718)	(5,754)	(5,242)
Loss before gain on land sales, non-controlling interest, and taxes	(1,972)	(3,595)	(4,552)	(6,723)
Gain (loss) on land sales	753	(159)	40	(73)
Income tax benefit	2,049	2,195	786	15,360
Net income (loss) from continuing operations	830	(1,559)	(3,726)	8,564
Net income from discontinuing operations	3,805	4,076	1,461	28,526
Net income (loss)	4,635	2,517	(2,265)	37,090
Net (loss) attributable to non-controlling interest	(84)	(127)	(81)	(107)
Preferred dividend requirement	(274)	(277)	(227)	(227)
Net income (loss) applicable to common shares	$4,277	$2,113	$(2,573)	$36,756

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.06	$(0.23)	$(0.46)	$0.94
Income from discontinued operations	0.45	0.48	0.17	3.27
Net income (loss) applicable to common shares	$0.51	$0.25	$(0.29)	$4.21
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,688,018	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$0.05	$(0.23)	$(0.46)	$0.94
Income from discontinued operations	0.44	0.48	0.17	3.27
Net income (loss) applicable to common shares	$0.49	$0.25	$(0.29)	$4.21
Weighted average common shares used in computing diluted earnings per share	8,639,679	8,413,469	8,688,018	8,717,767

	For the Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2013
Revenue and other property revenues	$18,242	$18,351	$18,663	$22,095
Total operating expenses	16,416	16,336	17,472	32,498
Operating income (loss)	1,826	2,015	1,191	(10,403)
Other expenses	(11,779)	(5,179)	(8,193)	(11,475)
Loss before gain on land sales, non-controlling interest, and taxes	(9,953)	(3,164)	(7,002)	(21,878)
Loss on land sales	(48)	-	-	(1,025)
Income tax benefit	2,451	5,357	401	32,740
Net income (loss) from continuing operations	(7,550)	2,193	(6,601)	9,837
Net income from discontinuing operations	4,552	9,949	747	46,382
Net income (loss)	(2,998)	12,142	(5,854)	56,219
Net loss attributable to non-controlling interest	(111)	(115)	(97)	(656)
Preferred dividend requirement	(274)	(277)	(279)	(280)
Net income (loss) applicable to common shares	$(3,383)	$11,750	$(6,230)	$55,283

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.94)	$0.21	$(0.83)	$1.06
Income from discontinued operations	0.54	1.18	0.09	5.51
Net income (loss) applicable to common shares	$(0.40)	$1.39	$(0.74)	$6.57
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.94)	$0.20	$(0.83)	$1.01
Income from discontinued operations	0.54	1.13	0.09	5.28
Net income (loss) applicable to common shares	$(0.40)	$1.33	$(0.74)	$6.29
Weighted average common shares used in computing diluted earnings per share	8,413,469	8,796,699	8,413,469	8,791,655

	For the Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Revenue and other property revenues	$18,411	$18,881	$19,332	$21,754
Total operating expenses	17,213	15,985	16,518	19,441
Operating income	1,198	2,896	2,814	2,313
Other expenses	(5,124)	(7,311)	(5,360)	(2,866)
Loss before gain on land sales, non-controlling interest, and taxes	(3,926)	(4,415)	(2,546)	(553)
Gain (loss) on land sales	423	4,738	2,913	(1,139)
Income tax benefit (expense)	(219)	747	(205)	(1,583)
Net income (loss) from continuing operations	(3,722)	1,070	162	(3,275)
Net income (loss) from discontinuing operations	(406)	1,387	(381)	(2,939)
Net income (loss)	(4,128)	2,457	(219)	(6,214)
Net income (loss) attributable to non-controlling interest	(79)	(175)	(43)	77
Preferred dividend requirement	(277)	(277)	(277)	(281)
Net income (loss) applicable to common shares	$(4,484)	$2,005	$(539)	$(6,418)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.48)	$0.07	$(0.02)	$(0.41)
Income (loss) from discontinued operations	(0.05)	0.16	(0.05)	(0.35)
Net income (loss) applicable to common shares	$(0.53)	$0.23	$(0.07)	$(0.76)
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.48)	$0.06	$(0.02)	$(0.41)
Income (loss) from discontinued operations	(0.05)	0.14	(0.05)	(0.35)
Net income (loss) applicable to common shares	$(0.53)	$0.20	$(0.07)	$(0.76)
Weighted average common shares used in computing diluted earnings per share	8,413,469	9,622,951	8,413,469	8,413,469

NOTE 16.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2015; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

ART and ART Midwest, Inc.

In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property.  Management of the Company believes that there is no basis for this action against the Company and its officers and directors and intends to vigorously defend itself. The August 2014 complaint does not allege any facts relating to the Company, except that the named directors and officers are directors and officers of the Company and that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

The case arises over other litigation, commenced in 1999, among the Clapper Parties and American Realty Trust, Inc. (“ART”) and its former subsidiary, Art Midwest, Inc., originally arising out of a transaction in 1998, in which ART and the Clapper Parties were to form a partnership to own eight residential apartment complexes.  Over the ensuing years, a number of rulings, both for and against ART and ART Midwest, Inc., were issued, resulting in a ruling in October 2011, under which the Clapper Parties were awarded an initial judgment for approximately $74 million, including $26 million in actual damages and $48 million in interest. The 2011 ruling was only against ART and Art Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in the matter. ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company.

TCI is also involved in various other lawsuits arising in the ordinary course of business.  Management is of the opinion that the outcome of these lawsuits will have no material impact on TCI’s financial condition, results of operations or liquidity.

Other Litigation.   The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless noted otherwise above.

The Company is involved in and vigorously defending against other deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20.0 million in the aggregate and will occur, if at all, in future years.

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

Prior to July 9, 2014, TCI had 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding.  These 30,000 shares were owned by RAI, a related party, and had accrued dividends unpaid of $0.9 million.  The stock had a liquidation preference of $100.00 per share and could be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days.  On July 9, 2014, RAI converted all 30,000 shares into the requisite number of shares of common stock.  The conversion resulted in the issuance of 304,298 new shares of common stock.  The effects of the Series C Cumulative Convertible Preferred Stock are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the calculation for the prior periods if applying the if-converted method is dilutive.

As of December 31, 2014, there were 5,000 shares of stock options outstanding.  These options are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive.   These options expired unexercised January 1, 2015.

As of December 31, 2014, the preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 30, 2015, which is the date on which the financial statements were available to be issued.

On January 30, 2015, the Company refinanced the existing mortgage on Heather Creek apartments, a 200-unit complex located in Mesquite, Texas, for a new mortgage of $11.5 million.  We paid off the existing mortgage of $11.5 million and $0.3 million in closing costs.  The note accrues interest at 3.24% and payments of interest and principal are due monthly, maturing August 1, 2050.

On February 9, 2015, the Company purchased 100% of the membership interest in Holland Lake Partners, Ltd, which owns Residences at Holland Lake apartments, a 208-unit complex located in Weatherford, Texas, from FBH, a related party under common control, for $4.7 million.  We assumed the current mortgage of $12.0 million.

On February 9, 2015, the Company purchased 100% of the membership interest in Mount Drive, LLC, which owns Overlook at Allensville apartments, a 144-unit complex located in Seiverville, Tennessee, from FBH, a related party under common control, for $2.5 million.  We assumed the current mortgage of $11.6 million.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
					Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	845	378	2,683	313	-	691	2,683	3,374	598	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,267	526	10,784	292	-	526	11,076	11,602	3,256	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,953	287	4,451	45	-	287	4,496	4,783	791	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,579	740	10,435	63	-	740	10,498	11,238	2,589	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	6,544	762	6,856	-	-	762	6,856	7,618	1,205	2007	04/08	40 years
Capitol Hill, Little Rock, AR	9,189	1,860	7,948	55	-	1,860	8,003	9,863	2,093	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,525	186	5,732	757	-	847	5,828	6,675	1,437	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,009	921	12,644	231	-	921	12,875	13,796	3,214	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	584	52	1,521	225	-	277	1,521	1,798	374	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	602	83	2,115	356	-	439	2,115	2,554	472	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,578	1,472	17,855	65	-	1,472	17,920	19,392	4,867	2002	05/02	40 years
Falcon Lakes, Arlington, TX	12,923	1,438	15,093	339	-	1,438	15,432	16,870	4,827	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,511	1,327	12,015	69	-	1,345	12,066	13,411	3,015	2003	03/03	40 years
Lake Forest, Houston, TX	12,385	335	12,268	1,519	-	335	13,787	14,122	3,217	2004	01/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	15,253	2,005	17,892	-	-	2,005	17,892	19,897	37	2006	12/14	40 years
Lodge at Pecan Creek, Denton, TX	16,025	1,349	16,180	-	-	1,349	16,180	17,529	1,228	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,855	977	17,799	54	-	977	17,853	18,830	2,563	2009	09/05	40 years
Mission Oaks, San Antonio, TX	15,123	1,266	16,627	212	-	1,266	16,839	18,105	3,239	2005	05/05	40 years
Monticello Estate, Monticello, AR	470	36	1,493	263	-	284	1,508	1,792	348	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,533	1,301	14,560	-	-	1,301	14,560	15,861	1,942	2009	10/07	40 years
Park at Clarksville, Clarksville, TN	13,075	571	14,300	118	-	587	14,402	14,989	2,290	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,030	1,022	20,188	8	-	1,022	20,196	21,218	1,999	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,182	1,153	17,688	617	-	1,153	18,305	19,458	3,746	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,637	960	12,226	556	-	960	12,782	13,742	2,704	2006	05/05	40 years
Parc at Rogers, Rogers, AR	15,860	1,482	22,993	286	(3,180)	1,748	19,833	21,581	3,649	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,722	885	16,626	59	-	902	16,668	17,570	2,634	2008	10/05	40 years
Riverwalk Phase I, Greenville, MS	301	23	1,537	175	-	198	1,537	1,735	386	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,155	52	4,007	364	-	297	4,126	4,423	1,262	2003	01/06	40 years
Sonoma Court, Rockwall, TX	10,850	941	11,074	-	-	941	11,074	12,015	917	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,570	1,437	13,367	160	-	1,437	13,527	14,964	1,815	2009	08/08	40 years
Toulon, Gautier, MS	20,820	1,621	20,107	372	-	1,993	20,107	22,100	1,788	2011	09/09	40 years
Treehouse, Irving, TX	5,753	162	2,807	233	-	200	3,002	3,202	780	1974	05/04	40 years
Villas at Park West I, Pueblo, CO	10,716	1,171	10,453	-	-	1,171	10,453	11,624	22	2005	12/14	40 years
Villas at Park West II, Pueblo, CO	9,686	1,463	13,060	-	-	1,463	13,060	14,523	27	2010	12/14	40 years
Vistas of Vance Jackson, San Antonio, TX	15,511	1,265	16,539	188	-	1,327	16,665	17,992	3,887	2004	01/04	40 years
Windsong, Fort Worth, TX	10,309	790	11,526	69	-	790	11,595	12,385	3,133	2002	07/03	40 years
Total Apartments Held for Investment	$ 369,930	$ 32,299	$ 415,449	$ 8,063	$ (3,180)	$ 35,311	$ 417,320	$ 452,631	$ 72,351

Apartments Under Construction
Parc at Mansfield, Mansfield, TX	1,250	543	-	969	-	543	969	1,512	-	-	12/14	-
Total Apartments Under Construction	$ 1,250	$ 543	$ -	$ 969	$ -	$ 543	$ 969	$ 1,512	$ -

Commercial
600 Las Colinas, Las Colinas, TX	40,410	5,751	51,759	11,768	-	5,751	63,527	69,278	17,833	1984	08/05	40 years
Bridgeview Plaza, LaCrosse, WI	5,956	-	-	965	-	-	965	965	361	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	23,816	5,096	45,868	12,487	-	5,096	58,355	63,451	15,901	1984	04/05	40 years
Mahogany Run Golf Course, US Virgin Islands	6,625	7,058	5,920	-	-	7,058	5,920	12,978	-	1981	11/14	40 years
Fruitland Plaza, Fruitland Park, FL	-	23	-	66	-	23	66	89	27	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	29	622	-	142	-	622	142	764	121	—	08/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	2,506	(9,600)	3,878	27,768	31,646	6,474	—	06/08	40 years
Total Commercial Held for Investment	$ 104,836	$ 22,428	$ 138,409	$ 27,934	$ (9,600)	$ 22,428	$ 156,743	$ 179,171	$ 40,717

Schedule III
(Continued)
TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
					Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Land
2427 Valley View Ln, Farmers Branch, TX	-	76		-	-	76	-	76	-	—	07/12	—
Audubon, Adams County, MS	-	518	-	297	-	815	-	815	-	—	03/07	—
Bonneau Land, Farmers Branch, TX	-	1,309	-	-	-	1,309	-	1,309	-	—	12/14	—
Cooks Lane, Fort Worth, TX	830	1,094	-	-	-	1,094	-	1,094	-	—	06/04	—
Dedeaux, Gulfport, MS	616	1,612	-	46	(38)	1,620	-	1,620	-	—	10/06	—
Denham Springs, Denham Springs, LA	322	339	-	-	-	339	-	339	-	—	08/08	—
Gautier Land, Gautier, MS	-	202	-	-	-	202	-	202	-	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,048	3,192	-	748	-	3,940	-	3,940	-	—	03/08	—
Lacy Longhorn Land, Farmers Branch, TX	-	408	-	-	-	408	-	408	-	—	06/04	—
LaDue Land, Farmers Branch, TX	675	1,845	-	-	-	1,845	-	1,845	-	—	07/98	—
Lake Shore Villas, Humble, TX	-	81	-	3	-	84	-	84	-	—	03/02	—
Lubbock Land, Lubbock, TX	-	234	-	-	-	234	-	234	-	—	01/04	—
Luna Ventures, Farmers Branch TX	-	2,934	-	-	-	2,934	-	2,934	-	—	04/08	—
Manhattan Land, Farmers Branch, TX	1	4,799	-	2,770	-	7,569	-	7,569	-	—	02/00	—
McKinney 36, Collin County, TX	3,471	1,948	-	298	(58)	2,188	-	2,188	-	—	01/98	—
McKinney Ranch Land, McKinney, TX	5,052	13,078	-	429	(2,089)	11,418	-	11,418	-	—	12/05	—
Minivest Land, Dallas, TX	-	7	-	-	-	7	-	7	-	—	04/13	—
Mira Lago, Farmers Branch, TX	-	59	-	15	-	74	-	74	-	—	05/01	—
Nakash, Malden, MO	-	113	-	-	-	113	-	113	-	—	01/93	—
Nashville, Nashville, TN	-	1,256	-	101	-	1,357	-	1,357	-	—	06/02	—
Nicholson Croslin, Dallas, TX	2	66	-	-	-	66	-	66	-	—	10/98	—
Nicholson Mendoza, Dallas, TX	-	29	-	-	-	29	-	29	-	—	10/98	—
Ocean Estates, Gulfport, MS	-	1,418	-	390	-	1,808	-	1,808	-	—	10/07	—
Seminary West, Fort Worth, TX	-	146	-	-	-	146	-	146	-	—	07/01	—
Senlac Land Tract II, Farmers Branch, TX	-	656	-	-	-	656	-	656	-	—	08/05	—
Sugar Mill Land, Baton Rouge, LA	245	445	-	90	-	535	-	535	-	—	08/13	—
Texas Plaza Land, Irving, TX	270	1,738	-	-	(238)	1,500	-	1,500	-	—	12/06	—
Three Hickory Land, Farmers Branch, TX	-	1,202	-	-	-	1,202	-	1,202	-	—	03/14	—
Travelers Land, Farmers Branch, TX	10,240	24,511	-	4	-	24,515	-	24,515	-	—	11/06	—
Travelers Land, Farmers Branch, TX	955	1,913	-	-	-	1,913	-	1,913	-	—	11/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	-	-	-	1,030	-	1,030	-	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	-	1,517	-	-	-	1,517	-	1,517	-	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	-	130	-	-	-	130	-	130	-	—	03/04	—
US Virgin Islands - Pearl, US Virgin Islands	2,424	14,126	-	2,663	-	16,789	-	16,789	-	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	139	228	-	-	-	228	-	228	-	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	14	796	-	-	-	796	-	796	-	—	12/05	—
Waco 151 Land, Waco, TX	1,030	2,106	-	-	(1,207)	899	-	899	-	—	04/07	—
Waco Swanson, Waco, TX	-	173	-	-	-	173	-	173	-	—	08/06	—
Walker Land, Dallas County, TX	5,252	13,105	-	70	-	13,175	-	13,175	-	—	09/06	—
Willowick Land, Pensacola, FL	-	137	-	-	-	137	-	137	-	—	01/95	—
Windmill Farms Land, Kaufman County, TX	30,074	49,880	-	14,739	(21,009)	43,610	-	43,610	-	—	11/11	—
Total Land Held for Investment	$ 65,417	$ 150,456	$ -	$ 22,663	$ (24,639)	$ 148,480	$ -	$ 148,480	$ -

Schedule III
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year

												Life on Which Depreciation In Latest Statement
					Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	45,666	-	-	-	-	-	-	-	-	—	—	—
Total Corporate Departments/Investments/Misc.	$ 45,666	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Investment	$ 587,099	$ 205,726	$ 553,858	$ 59,629	$ (37,419)	$ 206,762	$ 575,032	$ 781,794	$ 113,068

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	452	-	-	-	-	-	-	-	-	1978	03/92	40 years
Fenton Center (Park West II),	1,100	-	-	-	-	-	-	-	-	1978	03/92	40 years
Total Commercial Held for Sale	$ 1,552	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Sale	$ 1,552	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	11,129	1,406	12,651	41	(1,998)	1,406	10,694	12,100	2,125	2000	04/08	40 years
Total Aparments Subject to Sales Contract	$ 11,129	$ 1,406	$ 12,651	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 2,125

Commercial
Thermalloy, Farmers Branch, TX	51	791	1,061	-		791	1,061	1,852	175	—	05/08	40 years
Total Commercial Subject to Sales Contract	$ 51	$ 791	$ 1,061	$ -	$ -	$ 791	$ 1,061	$ 1,852	$ 175

Land
Dominion Tract, Dallas, TX	$ 1,473	$ 2,439	$ -	$ 48	(133)	$ 2,354	$ -	$ 2,354	$ -	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	2,571	4,334	-	147	(176)	4,305	-	4,305	-	—	06/02	—
Hunter Equities Land, Dallas, TX	-	398	-	-	-	398	-	398	-	—	07/08	—
Whorton Land, Bentonville, AR	1,737	4,291	-	391	(2,996)	1,686	-	1,686	-	—	06/05	—
Total Land Subject to Sales Contract	$ 5,781	$ 11,462	$ -	$ 586	$ (3,305)	$ 8,743	$ -	$ 8,743	$ -

Total Properties Subject to Sales Contract	$ 16,961	$ 13,659	$ 13,712	$ 627	$ (5,303)	$ 10,940	$ 11,755	$ 22,695	$ 2,300

TOTAL: Real Estate	$ 605,612	$ 219,385	$ 567,570	$ 60,256 #	$ (42,722)	$ 217,702	$ 586,787	$ 804,489	$ 115,368

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014
SCHEDULE III
(Continued)

	2014	2013	2012
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$828,093	$1,063,634	$1,146,234
Additions
Acquisitions, improvements and construction	71,423	9,182	15,205
Deductions
Sale of real estate	(95,027)	(233,617)	(91,504)
Asset impairments	-	(11,106)	(6,301)
Balance at December 31,	$804,489	$828,093	$1,063,634

Reconciliation of Accumulated Depreciation
Balance at January 1,	$132,291	$166,684	$157,895
Additions
Depreciation	17,145	20,520	22,486
Deductions
Sale of real estate	(34,068)	(54,913)	(13,697)
Balance at December 31,	$115,368	$132,291	$166,684

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
Foundation for Better Housing, Inc (Holland Lake)	12.00%	12/19	Excess cash flow	$ 11,971	$ 4,698	$ 4,698	$ -
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Holland Lake Acquisition Fee)	12.00%	12/17	Excess cash flow	11,971	1,674	1,674	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Overlook at Allensville)	12.00%	11/19	Excess cash flow	11,594	2,472	2,472	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Overlook at Allensville Acquisition Fee)	12.00%	12/17	Excess cash flow	11,594	1,408	1,408	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Preserve @ Prairie Pointe Acquisition)	12.00%	3/19	Excess cash flow	10,301	1,810	1,810	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Preserve @ Prairie Pointe Acquisition Fee)	12.00%	3/17	Excess cash flow	10,301	1,156	1,156	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Vista Ridge Apts)	12.00%	4/19	Excess cash flow	10,907	3,923	3,923	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Vista Ridge Apts Acquisition Fee)	12.00%	6/17	Excess cash flow	10,907	1,492	1,492	-
Percentage interest in Foundation for Better Housing, Inc.
HGH Residential, LLC (Tradewinds Dev)	12.00%	7/19	Excess cash flow	-	6,131	6,131	-
Percentage interest in Heritage Guaranty Holdings, Inc.
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,862	1,809	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	8,836	6,363	-
Interest in Unified Housing Foundation Inc.

SCHEDULE IV
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,893	9,215	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,893	9,215	4,663	-
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	18,948	12,335	8,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/32	Excess cash flow	11,730	2,409	1,936	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	23,285	12,663	9,986	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,396	1,702	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,606	12,761	7,966	-
100% Interest in UH of Tivoli, LLC
Various non-related party notes	various	various		-	1,003	1,003	-
Various related party notes	various	various		-	5,044	5,044	-

UNSECURED LOANS
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	2,189	2,000	-
Unified Housing Foundation, Inc.	12.00%	6/17			1,261	1,261	-
Unified Housing Foundation, Inc.	12.00%	12/17			1,207	1,207	-
						$80,304
					Accrued interest	5,143
					Allowance for estimated losses	(1,990)
						$83,457

SCHEDULE IV
(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
As of December 31,

	2014	2013	2012
	(dollars in thousands)

Balance at January 1,	$70,169	$61,360	$81,313
Additions
New mortgage loans	32,380	-	8,590
Funding of existing loans	-	590	-
Increase (decrease) of interest receivable on mortgage loans	(7,650)	12,235	10,113
Deductions
Amounts received	(9,180)	(3,797)	(12,927)
Non-cash reduction	(272)	(219)	(1,987)
Cost of mortgages sold	-	-	(23,742)
Balance at December 31,	$85,447	$70,169	$61,360

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current directors of TCI are listed below, together with their ages, terms of service, all positions and offices with TCI and its  current advisor, Pillar, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a director, means that the director is an officer, director or employee of  Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent”, when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer or employee of  Pillar (but may be a director of the Company, although the Company may have certain business or professional relationships with such Director as discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

HENRY BUTLER:    Age 64, Director (Affiliated) (since December 2001) and Chairman of the Board (since May 2009)

  Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC LLC (since April 2011), and its predecessor, Prime Income Asset Management, LLC (July 2003 to April 2011).  Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since December 2001) of the Company.  He is also Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2011) and a Director (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI:    Age 52, Director (Independent) (since November 2005)

Mr. Jakuszewski is currently a Medical Specialist for VAYA Pharma, Inc.  He was the Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America, and Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc.  Mr. Jakuszewski has been a Director of the Company since his election on November 22, 2005. He is also a director of ARL (since November 2005) and a Director of IOT (since March 2004).

SHARON HUNT:     Age 72, Director (Independent) (since October 2011).

     Ms. Hunt is a Licensed Realtor in Arkansas with Keystone Realty. Ms. Hunt has been a Director of the Company since her election on October 25, 2011 and previously (from February 2004 to January 2011.  She is also a Director of ARL (since October 2011) and previously (February 2004 to January 2011), and a Director of IOT (since October 2011).

TED R. MUNSELLE:    Age 59, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He is a certified public accountant (since 1980).  Mr. Munselle has been a Director of the Company since his election on February 20, 2004.  He is also a Director of ARL (since February 20, 2004) and a Director of IOT (since May 21, 2009).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of TCI has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Meetings and Committees

The Board of Directors held seven meetings during 2014. For such year, no incumbent director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served.  Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.  The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2014.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met once during 2014.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2014.

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

Following the annual meeting of stockholders held December 2014 for the fiscal year ended December 31, 2013, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2015.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2014 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Pillar. Mr. Bertcher is employed by New Concept Energy, Inc (“NCE”).  None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, other related entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below. No family relationships exist among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 64

President (since April 2007) and Chief Executive Officer (since March 2010) of the Company, ARL, IOT, Prime Income Asset Management Inc (“Prime”) (March 2007 to April 2011) and Pillar (since April, 2011).

GENE S. BERTCHER, 66

     Executive Vice President (since February 2008), Chief Financial Officer (since October 2009), and Treasurer (since October 2013) of the Company, ARL and IOT. Mr. Bertcher is also Chief Executive Officer (since December 2006), Chief Financial Officer (since November 1989) and a Director (since June 1999) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the NYSE MKT. Mr. Bertcher has been employed by NCE since November 1989. He is a  Certified Public Accountant (since 1973).

LOUIS J. CORNA, 67

     Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004) of the Company, ARL and IOT.  Executive Vice President—Tax (since April 30 2011) of Pillar.  Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 63

     Executive Vice President—Residential Development of Prime (November 2006 to April 2011) and the Company, ARL, IOT and Pillar (since April 2011).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the directors, executive officers, and any persons holding more than 10% of TCI’s shares of Common stock are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and TCI is required to report any failure to file by these dates. All of these filing requirements were satisfied by TCI’s directors, executive officers, and 10% holders during the fiscal year ending December 31, 2014. In making these statements, TCI has relied on the written representations of its incumbent directors and executive officers and its 10% holders and copies of the reports they have filed with the Commission.

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

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Mr. Phillips is not an officer, manager or Director of Pillar, Realty Advisors, LLC, RAI, MRHI or ARL, nor is he a Trustee of the May Trust.

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

TCI entered into a Cash Management Agreement with Pillar on April 30, 2011 to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.  TCI’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

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

Pillar may assign the Advisory Agreement only with the prior consent of TCI.

The principal executive officers and directors of Pillar are set forth below:

Name	Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Development
Mickey N. Phillips	Director
Ryan T. Phillips	Director

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

 During 2014, $36,500 was paid to non-employee Directors in total Directors’ fees.  The fees paid to the directors are as follows: Sharon Hunt, $12,000; Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500.

Director’s Stock Option Plan

TCI established a Director’s Stock Option Plan (“Director’s Plan”) for the purpose of attracting and retaining Directors who are not officers or employees of TCI or Pillar. The Director’s Plan provides for the grant of options that are exercisable at fair market value of TCI’s Common stock on the date of grant. The Director’s Plan was approved by stockholders at their annual meeting on October 10, 2000, following which each then-serving Independent Director was granted options to purchase 5,000 shares of Common stock of TCI. On January 1 of each year, each Independent Director receives options to purchase 5,000 shares of Common stock. The options are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or 10 years from the date of grant. The Director’s Plan was terminated by the Board of Directors on December 15, 2005. As of December 31, 2014, there were 5,000 shares of stock options outstanding which were exercisable at $14.25 per share.  These options expired unexercised January 1, 2015.

ITEM 12.     SECURITYOWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding compensation plans under which equity securities of TCI are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 15, 2015.

	Amount and
	Nature	Approximate
	of Beneficial	Percent of
	Ownership*	Class**
American Realty Investors, Inc. (1)(2)	7,052,420	80.90%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation(1)	1,383,226	15.87%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,717,767 shares of Common stock outstanding at March 15, 2015.
(1)
Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly-owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC.  The directors of TRAC disclaim beneficial ownership of such shares.

(2)
Each of the directors of ARL, Henry A. Butler, Robert A. Jakuszewski, Ted R. Munselle and Sharon Hunt may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL.  The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 15, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**

Gene S. Bertcher	7,052,420	(1)	80.90%
Henry A. Butler	7,052,420	(1)	80.90%
Louis J. Corna	7,052,420	(1)	80.90%
Alfred Crozier	7,052,420	(1)	80.90%
Robert A. Jakuszewski	7,052,420	(1)	80.90%
Daniel J. Moos	7,052,420	(1)	80.90%
Ted Munselle	7,052,420	(1)	80.90%
Sharon Hunt	7,052,420	(1)	80.90%
All Directors and Executive Officers as a group (8 individuals)	7,052,420	(1)	80.90%

______________________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,717,767 shares of Common stock outstanding at March 15, 2015.
(1)	At December 31, 2014, Ted R. Munselle had options to purchase 5,000 shares of common stock. These options expired unexercised January 1, 2015.
(2)
Includes 1,383,226 shares owned by TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers and members of the Board of Directors of ARL.  The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.

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

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Mr. Phillips is not an officer, manager or Director of Pillar, Realty Advisors, LLC, RAI, MRHI or ARL, nor is he a Trustee of the May Trust.

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

At December 31, 2014, TCI owned approximately 81.1% of the outstanding common shares of IOT.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

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

In 2014, the Company paid advisory fees of $7.3 million, net income fees of $3.7 million, mortgage brokerage and equity refinancing fees of $1.2 million, cost reimbursements of $2.6 million, and received interest income of $2.8 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.5 million to Regis in 2014.

As of December 31, 2014, the Company had notes and interest receivables, net of allowances, of $50.0 million and $3.7 million, respectively, due from UHF, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $7.7 million, originated $5.4 million, received principal payments of $6.6 million and received interest payments of $16.8 million from these related party notes receivables.

As of December 31, 2014, the Company had notes and interest receivables of $21.0 million and $1.0 million, respectively, due from FBH, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $1.0 million and originated $21.0 million from these related party notes receivables.

Below are transactions that involve a related party:

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remains one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring

Acquisitions from our parent, ARL, have previously been reflected at the fair value purchase price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables to ARL were reduced for the lower asset price.

Operating Relationships

The Company received rental revenue of $0.7 million in 2014, $0.7 million in 2013, and $0.6 million in 2012 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2014, TCI owes ARL $58.4 million.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2014 and 2013 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2014			2013
	Farmer, Fuqua	Swalm &		Farmer, Fuqua	Swalm &
Type of fee	& Huff	Associates		& Huff	Associates
Audit Fees	$591,118	$54,356	(1)	$549,783	$56,947	(1)
Tax Fees	39,383	-		42,076	-
Total	$630,501	$54,356		$591,859	$56,947

(1) All IOT

            The audit fees for 2014 and 2013 were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2014 and 2013 were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2014 and 2013 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets—December 31, 2014 and 2013
Consolidated Statements of Operations—Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows—Years Ended December 31, 2014, 2013, and 2012
Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2014, 2013, and 2012
Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation
Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Dated: March 30, 2015	By:	/s/ GENE S BERTCHER
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 30, 2015

/s/ SHARON HUNT Sharon Hunt	Director	March 30, 2015

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 30, 2015

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 30, 2015

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer ( Principal Financial and Accounting Officer)	March 30, 2015

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2014

Exhibit Number	Description
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

10.1	Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
*	Filed herewith.