Form 10-Q
period 2015-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2015-05-13
CIK 733590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at May 5, 2015)

TRANSCONTINENTAL REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2015	2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$782,939	$781,794
Real estate subject to sales contracts at cost, net of depreciation ($2,387 for 2015 and $2,300 for 2014)	20,416	20,395
Less accumulated depreciation	(117,334)	(113,068)
Total real estate	686,021	689,121
Notes and interest receivable:
Performing (including $76,387 in 2015 and $77,853 in 2014 from related parties)	90,147	84,863
Non-performing	594	584
Less allowance for doubtful accounts (including $1,825 in 2015 and $1,825 in 2014 from related parties)	(1,990)	(1,990)
Total notes and interest receivable	88,751	83,457
Cash and cash equivalents	19,605	12,201
Restricted cash	35,749	48,238
Investments in unconsolidated joint ventures and investees	1,714	1,543
Receivable from related party	47,519	58,404
Other assets	38,477	37,441
Total assets	$917,836	$930,405

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$579,788	$588,749
Notes related to real estate held for sale	1,227	1,552
Notes related to real estate subject to sales contracts	18,434	18,616
Deferred gain (from sales to related parties)	51,356	51,356
Accounts payable and other liabilities (including $5,129 in 2015 and $4,909 in 2014 to related parties)	33,984	36,684
Total liabilities	684,789	696,957

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2015 and 2014 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2015 and 2014 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2015 and 2014; outstanding 8,717,767 shares in 2015 and 2014	87	87
Treasury stock at cost, 200 shares in 2015 and 2014	(2)	(2)
Paid-in capital	271,427	271,649
Retained earnings	(56,346)	(56,451)
Total Transcontinental Realty Investors, Inc. shareholders' equity	215,167	215,284
Non-controlling interest	17,880	18,164
Total shareholders' equity	233,047	233,448
Total liabilities and shareholders' equity	$917,836	$930,405

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $170 and $175 for the three months ended 2015 and 2014, respectively, from related parties)	$22,304	$18,303

Expenses:
Property operating expenses (including $153 and $145 for the three months ended 2015 and 2014, respectively, from related parties)	10,864	9,203
Depreciation and amortization	4,644	4,280
General and administrative (including $820 and $744 for the three months ended 2015 and 2014, respectively, from related parties)	1,768	1,551
Net income fee to related party	45	490
Advisory fee to related party	1,943	1,852
Total operating expenses	19,264	17,376
Net operating income	3,040	927

Other income (expenses):
Interest income (including $3,419 and $2,113 for the three months ended 2015 and 2014, respectively, from related parties)	3,760	2,113
Other income	67	153
Mortgage and loan interest (including $0 and $31 for the three months ended 2015 and 2014, respectively, from related parties)	(7,744)	(6,487)
Deferred borrowing costs amortization	(591)	(931)
Loan charges and prepayment penalties	(1,850)	(1,582)
Earnings (losses) from unconsolidated joint ventures and investees	33	(4)
Litigation settlement	(73)	3,839
Total other expenses	(6,398)	(2,899)
Loss before gain on land sales, non-controlling interest, and taxes	(3,358)	(1,972)
Gain on land sales	2,876	753
Net loss from continuing operations before taxes	(482)	(1,219)
Income tax benefit	102	2,049
Net income (loss) from continuing operations	(380)	830
Discontinued operations:
Net income (loss) from discontinued operations	292	(199)
Gain on sale of real estate from discontinued operations	-	6,053
Income tax expense from discontinued operations	(102)	(2,049)
Net income from discontinued operations	190	3,805
Net income (loss)	(190)	4,635
Net (income) loss attributable to non-controlling interest	295	(84)
Net income attributable to Transcontinental Realty Investors, Inc.	105	4,551
Preferred dividend requirement	(222)	(274)
Net income (loss) applicable to common shares	$(117)	$4,277

Earnings per share - basic
Net income (loss) from continuing operations	$(0.04)	$0.06
Net income from discontinued operations	0.02	0.45
Net income (loss) applicable to common shares	$(0.02)	$0.51

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.04)	$0.05
Net income from discontinued operations	0.02	0.44
Net income (loss) applicable to common shares	$(0.02)	$0.49

Weighted average common shares used in computing earnings per share	8,717,767	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,639,679

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(85)	$746
Net income from discontinued operations	190	3,805
Net income	$105	$4,551

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2015
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2014	$233,448	$(57,670)	$1	8,717,967	$87	$(2)	$271,649	$(56,451)	$18,164
Series D preferred stock dividends (9.0% per year)	(222)	-	-	-	-	-	(222)	-	-
Net income (loss)	(190)	(190)	-	-	-	-	-	105	(295)
Contributions from non-controlling interests	11	-	-	-	-	-	-	-	11
Balance, March 31, 2015	$233,047	$(57,860)	$1	8,717,967	$87	$(2)	$271,427	$(56,346)	$17,880

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)

Net income (loss)	$(190)	$4,635
Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	(190)	4,635
Comprehensive (income) loss attributable to non-controlling interest	295	(84)
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$105	$4,551

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(190)	$4,635
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Gain on sale of land	(2,876)	(753)
Gain on sale of income-producing properties	-	(6,053)
Depreciation and amortization	4,644	4,609
Amortization of deferred borrowing costs	591	1,213
Losses (earnings) from unconsolidated joint ventures and investees	(33)	4
Decrease (increase) in assets:
Accrued interest receivable	1,117	10,587
Other assets	1,913	(13)
Prepaid expense	(1,112)	(777)
Escrow	12,210	4,607
Earnest money	(1,720)	(65)
Rent receivables	(491)	(238)
Related party receivables	10,885	(27,759)
Increase (decrease) in liabilities:
Accrued interest payable	25	(62)
Other liabilities	(2,640)	(13,554)
Net cash provided by (used in) operating activities	22,323	(23,619)

Cash Flow From Investing Activities:
Originations or advances on notes receivable	(6,411)	(4,449)
Acquisition of land held for development	-	(93)
Proceeds from sale of income-producing properties	-	22,480
Proceeds from sale of land	6,849	1,504
Investment in unconsolidated real estate entities	(138)	(131)
Improvement of land held for development	(984)	(115)
Improvement of income-producing properties	(3,457)	(1,162)
Construction and development of new properties	(785)	(205)
Net cash provided by (used in) investing activities	(4,926)	17,829

Cash Flow From Financing Activities:
Proceeds from notes payable	11,488	61,212
Recurring amortization of principal on notes payable	(4,132)	(4,668)
Payments on maturing notes payable	(16,849)	(44,486)
Deferred financing costs	(289)	(3,903)
Contributions from non-controlling interests	11	-
Preferred stock dividends - Series C	-	(52)
Preferred stock dividends - Series D	(222)	(222)
Net cash provided by (used in) financing activities	(9,993)	7,881

Net increase in cash and cash equivalents	7,404	2,091
Cash and cash equivalents, beginning of period	12,201	16,086
Cash and cash equivalents, end of period	$19,605	$18,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,744	$7,151

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

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”).

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

TCI invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of TCI, and for setting the policies which guide it, the day-to-day operations of TCI are performed by Pillar, as the contractual Advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to: locating, evaluating and recommending real estate and real estate-related investment opportunities, and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with TCI’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to ARL and IOT.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services for our real estate portfolio.  TCI engages third-party companies to lease and manage its apartment properties.

Properties

We own or had interests in a total property portfolio of 45 income-producing properties as of March 31, 2015.  The properties consisted of:

•	Eight commercial properties consisting of four office buildings, two retail centers, one industrial warehouse and a golf course, comprising in aggregate approximately 1.8 million rentable square feet;

•	37 apartment communities totaling 6,024 units; excluding apartments being developed; and

•	4,053 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At March 31, 2015, we had one apartment project in development.  The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs.  When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2014, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Certain 2014 Consolidated Financial Statement amounts have been reclassified to conform to the 2015 presentation, including any adjustments for discontinued operations.

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

We capitalize leasing costs, which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortize them over the related lease term.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2015 (dollars in thousands):

Apartments	$452,888
Apartments under construction	1,514
Commercial properties	182,371
Land held for development	146,165
Real estate subject to sales contract	22,804
Total real estate	$805,742
Less accumulated depreciation	(119,721)
Total real estate, net of depreciation	$686,021

The highlights of our significant real estate transactions for the three months ended March 31, 2015, are listed below:

On March 19, 2015, the Company sold 15.515 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $3.4 million.  TCI paid $3.2 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $5.1 million, secured by various land parcels located in McKinney, Texas.  A gain of $1.3 million was recorded on the sale.

On March 31, 2015, the Company sold 17.872 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $3.9 million.  TCI paid $1.9 million to pay off the remaining balance of the multi-tract collateral debt, secured by various land parcels located in McKinney, Texas.  A gain of $1.6 million was recorded on the sale.

As of March 31, 2015, there is one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2015, we have expended $0.8 million related to the construction or predevelopment of various apartment complexes.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/19	12.00%	4,698	Secured
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/17	12.00%	1,674	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	12/17	12.00%	1,408	Secured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/19	12.00%	1,810	Secured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/17	12.00%	1,156	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
HGH Residential, Inc. (Tradewinds Development)	07/19	12.00%	6,131	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	09/17	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Other related party notes (1)	Various	Various	768	Various secured interests
Other related party notes (1)	Various	Various	4,276	Various unsecured interests
Other non-related party notes	Various	Various	496	Various secured interests
Other non-related party notes	Various	Various	503	Various unsecured interests
Accrued interest			3,940
Total Performing			$ 90,147

Non-Performing loans:
Other non-related party notes	Various	Various	507	Secured
Accrued interest			87
Total Non-Performing			$ 594

Allowance for doubtful accounts			(1,990)
Total			$ 88,751

(1) Related party notes

Junior Mortgage Loans.   We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate.  Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.

At March 31, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $74.6 million.  We recognized interest income of $2.8 million related to these notes receivables.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	March 31, 2015	March 31, 2014
American Realty Investors, Inc.(1)	1.00%	1.99%
__________________
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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of March 31,	2015	2014
Real estate, net of accumulated depreciation	$15,384	$15,212
Notes receivable	49,412	67,450
Other assets	128,103	128,291
Notes payable	(41,714)	(51,138)
Other liabilities	(84,822)	(98,220)
Shareholders' equity	(66,363)	(61,595)

For the Three Months Ended March 31,	2015	2014
Rents and interest and other income	$6,359	$2,881
Depreciation	(78)	(68)
Operating expenses	(1,810)	(1,486)
Interest expense	(1,448)	(1,633)
Income (loss) from continuing operations	3,023	(306)
Income (loss) from discontinued operations	-	-
Net income (loss)	$3,023	$(306)

Company's proportionate share of income (loss) (1)	$30	$(6)

(1) Income (loss) represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2015 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$409,817	$1,072	$410,889
Commercial	104,292	461	104,753
Land	59,386	117	59,503
Real estate held for sale	1,227	-	1,227
Real estate subject to sales contract	16,754	1,680	18,434
Other	4,643	-	4,643
Total	$596,119	$3,330	$599,449

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

On January 28, 2015, the Company refinanced the existing mortgage on Heather Creek apartments, a 200-unit complex located in Mesquite, Texas, for a new mortgage of $11.5 million.  We paid off the existing mortgage of $11.5 million and $0.3 million in closing costs.  The note accrues interest at 3.24% and payments of interest and principal are due monthly, maturing August 1, 2050.

On January 28, 2015, the Company modified the existing mortgage on Toulon apartments, a 240-unit complex located in Gautier, Mississippi, to reduce the interest rate.  The new term accrues interest at 3.24% and payments of interest and principal are due monthly, maturing August 1, 2050.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2015 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2014	$-	$58,404	$58,404
Cash transfers	(6,624)	-	(6,624)
Advisory fees	(1,943)	-	(1,943)
Net income fee	(45)	-	(45)
Fees and commissions	(353)	-	(353)
Cost reimbursements	(776)	-	(776)
Interest income	-	634	634
Expenses paid by advisor	(1,159)	-	(1,159)
Financing (mortgage payments)	(619)	-	(619)
Purchase of obligations	11,519	(11,519)	-
Related party receivable, March 31, 2015	$-	$47,519	$47,519

During the ordinary course of business, we have related party transactions that include, but are not limited to, rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the Consolidated Financial Statements.

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting, which classifies our operations by property type. Our property types are grouped into commercial, apartments, land and other operating segments. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2015 and 2014, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$6,786	$15,473	$-	$45	$22,304
Property operating expenses	(4,013)	(6,660)	(181)	(10)	(10,864)
Depreciation	(1,895)	(2,749)	-	-	(4,644)
Mortgage and loan interest	(1,509)	(3,963)	(954)	(1,318)	(7,744)
Deferred borrowing costs amortization	(97)	(258)	(50)	(186)	(591)
Loan charges and prepayment penalties	-	(1,850)	-	-	(1,850)
Interest income	-	-	-	3,760	3,760
Gain on land sales	-	-	2,876	-	2,876
Segment operating income (loss)	$(728)	$(7)	$1,691	$2,291	$3,247
Capital expenditures	3,192	257	826	-	4,275
Real estate assets	141,728	389,276	155,017	-	686,021

Property Sales
Sales price	$-	$-	$7,257	$-	$7,257
Cost of sale	-	-	(4,381)	-	(4,381)
Gain on sale	$-	$-	$2,876	$-	$2,876

	Commercial
For the Three Months Ended March 31, 2014	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,449	$13,846	$-	$8	$18,303
Property operating expenses	(2,878)	(6,132)	(188)	(5)	(9,203)
Depreciation	(1,792)	(2,488)	-	-	(4,280)
Mortgage and loan interest	(1,408)	(3,738)	(1,109)	(232)	(6,487)
Deferred borrowing costs amortization	(13)	(884)	(31)	(3)	(931)
Loan charges and prepayment penalties	(9)	(1,573)	-	-	(1,582)
Interest income	-	-	-	2,113	2,113
Gain on land sales	-	-	753	-	753
Segment operating income (loss)	$(1,651)	$(969)	$(575)	$1,881	$(1,314)
Capital expenditures	1,130	-	85	-	1,215
Real estate assets	128,617	351,547	158,022	-	638,186

Property Sales
Sales price	$-	$23,131	$1,565	$-	$24,696
Cost of sale	-	(17,078)	(812)	-	(17,890)
Gain on sale	$-	$6,053	$753	$-	$6,806

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Segment operating income (loss)	$3,247	$(1,314)
Other non-segment items of income (expense)
General and administrative	(1,768)	(1,551)
Net income fee to related party	(45)	(490)
Advisory fee to related party	(1,943)	(1,852)
Other income	67	153
Earnings (loss) from unconsolidated joint ventures and investees	33	(4)
Litigation settlement	(73)	3,839
Income tax benefit	102	2,049
Net income (loss) from continuing operations	$(380)	$830

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	March 31,
	2015	2014
Segment assets	$686,021	$638,186
Assets held or sale	-	37,632
Investments in real estate partnerships	1,714	1,824
Notes and interest receivable	88,751	61,769
Other assets	141,350	160,993
Total assets	$917,836	$900,404

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2015.   Included in discontinued operations are a total of zero and four properties for 2015 and 2014, respectively. Properties sold in 2015 have been reclassified to discontinued operations for current and prior year reporting periods, if any.  There were no sales of income-producing properties in the first quarter of 2015.   In 2014, we sold two apartment complexes (Blue Ridge and Pecan Pointe), and two commercial properties (1010 Common and Sesame Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property revenues	$15	$2,571
	15	2,571
Expenses:
Property operating expenses	(375)	1,318
Depreciation	-	329
General and administrative	97	174
Total operating expenses	(278)	1,821

Other income (expense):
Other income	-	42
Mortgage and loan interest	(1)	(664)
Deferred borrowing costs amortization	-	(282)
Litigation settlement	-	(45)
Total other expenses	(1)	(949)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	292	(199)
Gain on sale of real estate from discontinued operations	-	6,053
Income tax expense	(102)	(2,049)
Income from discontinued operations	$190	$3,805

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2015 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646 in “increased costs” and $11,161,520 for “lost opportunity” damages in favor of TCI and its subsidiaries (a total of $12,122,166).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

During the first quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

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

Prior to July 9, 2014, we had 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding. These 30,000 shares were owned by RAI, a related party, and had accrued dividends unpaid of $0.9 million.  The stock had a liquidation preference of $100 per share and could be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. On July 9, 2014, RAI converted all 30,000 shares into the requisite number of shares of common stock.  The conversion resulted in the issuance of 304,298 new shares of common stock.  The effects of the Series C Cumulative Convertible Preferred Stock are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the calculation for the prior period if applying the if-converted method is dilutive.

Prior to January 1, 2015, the Company had 5,000 shares of stock options outstanding.  These options expired unexercised January 1, 2015.  The options are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the computation for the prior periods if applying the “treasury stock” method is dilutive.

In the prior period, the preferred stock and stock options were dilutive and thus included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 13, 2015, which is the date on which the Consolidated Financial Statements were available to be issued.

On April 30, 2015, the Company purchased a 99% limited partner interest in Garden Whispering Pines, LP, which is the owner of Whispering Pines Apartments, from EQK Holdings, LLC, a wholly owned subsidiary of ARL, for $1.1 million plus the assumption of $8.8 million of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2015, we sold $7.3 million of land. As of March 31, 2015, we owned 6,024 units in 37 residential apartment communities and eight commercial properties comprising approximately 1.8 million rentable square feet. In addition, we owned 4,053 acres of land held for development.

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

We have historically engaged in and may continue to engage in certain business transactions with related parties, including, but not limited to, asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

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

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

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

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income-producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2015 and 2014, we owned or had interests in a portfolio of 45 and 44 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of March 31 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2015 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2015	2014
Continuing operations	45	41
Held for sale/subsequent sales	-	3
Total property portfolio	45	44

Comparison of the three months ended March 31, 2015 to the same period ended 2014:

For the three months ended March 31, 2015, we reported a net loss applicable to common shares of $0.1 million or $0.02 per diluted earnings per share, as compared to a net income applicable to common shares of $4.3 million or $0.49 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $22.3 million for the three months ended March 31, 2015. This represents an increase of $4.0 million, as compared to the prior period revenues of $18.3 million. This change, by segment, is an increase in the apartment portfolio of $1.6 million, and an increase in the commercial portfolio of $2.4 million. Within the apartment portfolio there was an increase of $1.3 million in the acquired property portfolio and an increase of $0.3 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Within the commercial portfolio there was an increase of $1.5 million in the acquired property portfolio and increase of $0.9 million in the same store properties.   We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $10.9 million for the three months ended March 31, 2015. This represents an increase of $1.7 million, as compared to the prior period operating expenses of $9.2 million. This change, by segment, is an increase in the apartment portfolio of $0.6 million, and an increase in the commercial portfolio of $1.1 million.  Within the apartment portfolio there was an increase of $0.5 million in the acquired properties portfolio and an increase of $0.1 million in the same property portfolio.  Within the commercial portfolio there was an increase of $1.0 million in the acquired properties portfolio and an increase of $0.1 million in the same store properties.

Net income fee decreased $0.4 million for the three months ended March 31, 2015 as compared to the prior period.  The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees increased slightly for the three months ended March 31, 2015 as compared to the prior period.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $3.8 million for the three months endedMarch 31, 2015. This represents an increase of $1.7 million, as compared to the prior period income of $2.1 million. The increase was primarily due to additional notes receivable acquired in prior periods.

Mortgage and loan interest expense was $7.7 million for the three months endedMarch 31, 2015. This represents an increase of $1.2 million, as compared to the prior period expense of $6.5 million. The majority of this increase is in the other portfolio and is due to the securing of a new loan subsequent to the prior period.

Litigation settlement expenses were $0.07 million for the three months ended March 31, 2015. This represents an increase of $3.8 million as compared to the prior period income of $3.8 million.  This increase is the result of guarantor settlements on various real estate properties in the prior period, therefore avoiding future litigation.

Gain on land sales increased for the three months ended March 31, 2015, as compared to the prior period.  In the current period we sold 33.9 acres of land in two transactions for a sales price of $7.3 million and recorded a gain of $2.9 million.  In the prior period, we sold 6.31 acres of land in one transaction for a sales price of $1.6 million and recorded a gain of $0.8 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2015.   Included in discontinued operations are a total of zero and four properties for 2015 and 2014, respectively. Properties sold in 2015 have been reclassified to discontinued operations for current and prior year reporting periods, if any.  There were no sales of income-producing properties in the first quarter of 2015.  In 2014, we sold two apartment complexes (Blue Ridge and Pecan Pointe), and two commercial properties (1010 Common and Sesame Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property revenues	$15	$2,571
	15	2,571
Expenses:
Property operating expenses	(375)	1,318
Depreciation	-	329
General and administrative	97	174
Total operating expenses	(278)	1,821

Other income (expense):
Other income	-	42
Mortgage and loan interest	(1)	(664)
Deferred borrowing costs amortization	-	(282)
Litigation settlement	-	(45)
Total other expenses	(1)	(949)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	292	(199)
Gain on sale of real estate from discontinued operations	-	6,053
Income tax expense	(102)	(2,049)
Income from discontinued operations	$190	$3,805

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2015	2014	Variance

Net cash provided by (used in) operating activities	$22,323	$(23,619)	$45,942
Net cash provided by (used in) investing activities	$(4,926)	$17,829	$(22,755)
Net cash provided by (used in) financing activities	$(9,993)	$7,881	$(17,874)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  The majority of the increase is due to the reduction in obligations to related parties.

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

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  More cash was used to pay off maturing notes and mortgages on sold properties than proceeds received from new loans and refinancing.

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

Tax Matters

In prior periods, TCI was part of the ARL consolidated federal group.  During the third quarter 2012, May Realty Holdings, Inc. (“MRHI”), formerly known as Realty Advisors Management, Inc., subsidiaries acquired some of the stock of ARL such that more than 80% of ARL was owned by the MRHI group.  As a result, TCI joined the MRHI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2015, and a loss in 2014 and 2013; therefore, it recorded no provision for income taxes.

At March 31, 2015, TCI had a net deferred tax asset of $68.9 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2015, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$57,166	5.64%	$572
Total decrease in TCI’s annual net income			572
Per share			$0.07

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 5.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the first quarter of 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2014			1,230,535	406,465
January 31, 2015	-	$-	1,230,535	406,465
February 28, 2015	-	$-	1,230,535	406,465
March 31, 2015	-	$-	1,230,535	406,465
Total	-

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

___________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)