Form 10-Q
period 2015-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2015-08-13
CIK 733590

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-09240

TRANSCONTINENTAL REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Lyndon B. Johnson Freeway, Suite 800, Dallas, Texas 75234 (Address of principal executive offices) (Zip Code) (469) 522-4200 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 5, 2015)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2015	2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$899,769	$781,794
Real estate subject to sales contracts at cost, net of depreciation ($2,475 for 2015 and $2,300 for 2014)	20,402	20,395
Less accumulated depreciation	(127,760)	(113,068)
Total real estate	792,411	689,121
Notes and interest receivable:
Performing (including $69,050 in 2015 and $77,853 in 2014 from related parties)	76,253	84,863
Non-performing	604	584
Less allowance for doubtful accounts (including $1,825 in 2015 and $1,825 in 2014 from related parties)	(1,990)	(1,990)
Total notes and interest receivable	74,867	83,457
Cash and cash equivalents	19,128	12,201
Restricted cash	52,066	48,238
Investments in unconsolidated joint ventures and investees	2,155	1,543
Receivable from related party	94,080	58,404
Other assets	33,287	37,441
Total assets	$1,067,994	$930,405
Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$727,222	$588,749
Notes related to real estate held for sale	910	1,552
Notes related to real estate subject to sales contracts	18,252	18,616
Deferred gain (from sales to related parties)	51,356	51,356
Accounts payable and other liabilities (including $2,652 in 2015 and $4,909 in 2014 to related parties)	37,010	36,684
Total liabilities	834,750	696,957

Shareholders’ equity:

Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2015 and 2014 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2015 and 2014 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2015 and 2014; outstanding 8,717,767 shares in 2015 and 2014	87	87
Treasury stock at cost, 200 shares in 2015 and 2014	(2)	(2)
Paid-in capital	271,203	271,649
Retained earnings	(56,208)	(56,451)
Total Transcontinental Realty Investors, Inc. shareholders' equity	215,081	215,284
Non-controlling interest	18,163	18,164
Total shareholders' equity	233,244	233,448
Total liabilities and shareholders' equity	$1,067,994	$930,405

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $173 and $175 for the three months and $343 and $350 for the six months ended 2015 and 2014, respectively, from related parties)	$23,756	$18,511	$46,060	$36,814

Expenses:
Property operating expenses (including $178 and $148 for the three months and $331 and $293 for the six months ended 2015 and 2014, respectively, from related parties)	10,929	9,359	21,793	18,562
Depreciation and amortization	5,107	4,271	9,751	8,552
General and administrative (including $727 and $656 for the three months and $1,547 and $1,400 for the six months ended 2015 and 2014, respectively, from related parties)	1,278	2,738	3,045	4,287
Net income fee to related party	45	210	90	700
Advisory fee to related party	1,951	1,811	3,894	3,664
Total operating expenses	19,310	18,389	38,573	35,765

Net operating income	4,446	122	7,487	1,049

Other income (expenses):
Interest income (including $2,748 and $4,004 for the three months and $6,167 and $6,117 for the six months ended 2015 and 2014, respectively, from related parties)	2,994	4,005	6,755	6,118
Other income	14	244	81	396
Mortgage and loan interest (including $0 and $0 for the three months and $31 and $31 for the six months ended 2015 and 2014, respectively, from related parties)	(8,216)	(7,869)	(18,401)	(16,868)
Earnings (losses) from unconsolidated joint ventures and investees	10	(11)	43	(16)
Litigation settlement (expense)	(45)	(86)	(118)	3,753
Total other expenses	(5,243)	(3,717)	(11,640)	(6,617)

Loss before gain on land sales, non-controlling interest, and taxes	(797)	(3,595)	(4,153)	(5,568)
Gain (loss) on land sales	1,250	(159)	4,126	594
Net income (loss) from continuing operations before taxes	453	(3,754)	(27)	(4,974)
Income tax benefit (expense)	(12)	2,195	90	4,244
Net income (loss) from continuing operations	441	(1,559)	63	(730)

Discontinued operations:
Net income (loss) from discontinued operations	(34)	(732)	258	(931)
Gain on sale of real estate from discontinued operations	—	7,003	—	13,057
Income tax benefit (expense) from discontinued operations	12	(2,195)	(90)	(4,244)
Net income (loss) from discontinued operations	(22)	4,076	168	7,882

Net income	419	2,517	231	7,152
Net income (loss) attributable to non-controlling interest	(281)	(127)	12	(211)
Net income attributable to Transcontinental Realty Investors, Inc.	138	2,390	243	6,941
Preferred dividend requirement	(224)	(277)	(446)	(551)
Net income (loss) applicable to common shares	$(86)	$2,113	$(203)	$6,390

Earnings per share - basic
Net loss from continuing operations	$(0.01)	$(0.23)	$(0.04)	$(0.18)
Net income from discontinued operations	—	0.48	0.02	0.93
Net income (loss) applicable to common shares	$(0.01)	$0.25	$(0.02)	$0.75

Earnings per share - diluted
Net loss from continuing operations	$(0.01)	$(0.23)	$(0.04)	$(0.18)
Net income from discontinued operations	—	0.48	0.02	0.93
Net income (loss) applicable to common shares	$(0.01)	$0.25	$(0.02)	$0.75

Weighted average common shares used in computing earnings per share	8,717,767	8,413,469	8,717,767	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,413,469	8,717,767	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$160	$(1,686)	$75	$(941)
Net income (loss) from discontinued operations	(22)	4,076	168	7,882
Net income	$138	$2,390	$243	$6,941

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2015
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2014	$233,448	$(57,670)	$1	8,717,967	$87	$(2)	$271,649	$(56,451)	$18,164
Series D preferred stock dividends (9.0% per year)	(446)	—	—	—	—	—	(446)	—	—
Net income (loss)	231	231	—	—	—	—	—	243	(12)
Contributions from non-controlling interests	11	—	—	—	—	—	—	—	11
Balance, June 30, 2015	$233,244	$(57,439)	$1	8,717,967	$87	$(2)	$271,203	$(56,208)	$18,163

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)

Net income	$231	$7,152
Other comprehensive income	—	—
Total comprehensive income	231	7,152
Comprehensive (income) loss attributable to non-controlling interest	12	(211)
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$243	$6,941

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$231	$7,152
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Gain on sale of land	(4,126)	(594)
Gain on sale of income-producing properties	—	(13,057)
Depreciation and amortization	9,751	9,061
Amortization of deferred borrowing costs	949	1,544
Losses (earnings) from unconsolidated joint ventures and investees	(43)	286
Decrease (increase) in assets:
Accrued interest receivable	185	7,281
Other assets	2,385	574
Prepaid expense	(8,687)	(1,182)
Escrow	(4,746)	8,910
Earnest money	(1,395)	(265)
Rent receivables	(883)	(397)
Related party receivables	(35,676)	(22,026)
Increase (decrease) in liabilities:
Accrued interest payable	327	104
Other liabilities	(3,358)	(13,082)
Net cash used in operating activities	(45,086)	(15,691)

Cash Flow From Investing Activities:
Proceeds from notes receivable	16,060	—
Originations or advances on notes receivable	(7,655)	(8,449)
Acquisition of land held for development	—	(93)
Acquisition of income-producing properties	(105,729)	—
Proceeds from sale of income-producing properties	—	41,428
Proceeds from sale of land	8,618	2,221
Investment in unconsolidated real estate entities	3,176	(98)
Improvement of land held for development	(1,469)	(181)
Improvement of income-producing properties	(6,539)	(3,134)
Construction and development of new properties	(3,176)	(620)
Net cash provided by (used in) investing activities	(96,714)	31,074

Cash Flow From Financing Activities:
Proceeds from notes payable	198,770	59,487
Recurring amortization of principal on notes payable	(7,802)	(10,133)
Payments on maturing notes payable	(33,865)	(61,740)
Deferred financing costs	(7,941)	(5,135)
Contibutions (distributions) non-controlling interests	11	(15)
Preferred stock dividends - Series C	—	(106)
Preferred stock dividends - Series D	(446)	(445)
Net cash provided by (used in) financing activities	148,727	(18,087)

Net increase (decrease) in cash and cash equivalents	6,927	(2,704)
Cash and cash equivalents, beginning of period	12,201	16,086
Cash and cash equivalents, end of period	$19,128	$13,382

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,748	$15,153

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

Properties

We own or had interests in a total property portfolio of 52 income-producing properties as of June 30, 2015. The properties consisted of:

•	Nine commercial properties consisting of five office buildings, two retail centers, one industrial warehouse and a golf course, comprising in aggregate approximately 1.9 million rentable square feet;

•	43 apartment communities totaling 7,085 units; excluding apartments being developed; and

•	4,044 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2015, we had two apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2014, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain 2014 Consolidated Financial Statement amounts have been reclassified to conform to the 2015 presentation.

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

Real Estate, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 10-40 years; furniture, fixtures and equipment – 5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

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

Deferred Costs

Costs relating to the financing of properties are deferred and amortized over the life of the related financing agreement. Amortization is reflected as interest expense in the Consolidated Statements of Operations, with remaining terms ranging from 6 months to 40 years. Unamortized financing costs are written off when the financing agreement is extinguished before the maturity date.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

Disposals representing a strategic shift in operations, such as change in a major line of business, a major geographical area or major equity investment, that have a major effect on a company’s operations and financial results will be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the company will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the disposed of component. The classification of operating results as discontinued operations are applied retroactively for all periods presented. The new standard was effective January 1, 2015. We adopted ASU 2014-08 as of January 1, 2015 and believe future sales of our individual operating properties will no longer qualify as discontinued operations. Adoption of this standard has resulted in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria. See Note 8 below.

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new guidance, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new guidance does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company has adopted this standard effective June 30, 2015. The accompanying financials have been reclassified to reflect the adoption.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2015 (dollars in thousands):

Apartments	$546,904
Apartments under construction	3,261
Commercial properties	202,912
Land held for development	146,692
Real estate subject to sales contract	22,877
Total real estate	$922,646
Less accumulated depreciation	(130,235)
Total real estate, net of depreciation	$792,411

The highlights of our significant real estate transactions for the six months ended June 30, 2015, are listed below:

Purchases

For the six months ended June 30, 2015, the Company acquired three income-producing apartment complexes from third parties in the states of Texas (1) and Florida (2), increasing the total number of units by 349, for a combined purchase price of $31.5 million. In addition, the Company acquired three income-producing apartment complexes from related parties in the states of Texas (2) and Kansas (1), increasing the total number of units by 698, for a combined purchase price of $11.6 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet, for $16.8 million.

Sales

For the six months ended June 30, 2015, the Company sold approximately 43 acres of land located in Texas to independent third parties, for a total sales price of $9.1 million. We recorded a total gain of $4.1 million from the sales.

As of June 30, 2015, there is one apartment complex, one commercial building and 110 acres of land that we have sold to a related party and have deferred the recognition of the sale. These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost. The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20. The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2015, we have expended $3.2 million related to the construction or predevelopment of various apartment complexes and capitalized $25,109 of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	12/17	12.00%	1,408	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	09/17	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Other related party notes (1)	Various	Various	768	Various secured interests
Other related party notes (1)	Various	Various	4,929	Various unsecured interests
Other non-related party notes	Various	Various	496	Various secured interests
Other non-related party notes	Various	Various	503	Various unsecured interests
Accrued interest			4,862
Total Performing			$76,253

Non-Performing loans:
Other non-related party notes	Various	Various	507	Secured
Accrued interest			97
Total Non-Performing			$604

Allowance for doubtful accounts			(1,990)
Total			$74,867

(1) Related party notes

Junior Mortgage Loans. We invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $67.2 million. We recognized interest income of $4.9 million related to these notes receivables.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”) and Foundation for Better Housing, Inc. (“FBH”). UHF and FBH are determined to be related parties due to our reliance upon the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow of operations of the properties. A sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes for the specific borrower. These notes are cross-collateralized for the specific borrower, but to the extent cash is received from a specific UHF or FBH property, it is applied first against any outstanding interest for the related-property note. The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	June 30, 2015	June 30, 2014
American Realty Investors, Inc.(1)	1.00%	1.99%

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of June 30,	2015	2014
Real estate, net of accumulated depreciation	$14,285	$15,149
Notes receivable	50,519	68,940
Other assets	127,217	128,581
Notes payable	(28,193)	(52,369)
Other liabilities	(94,201)	(100,149)
Shareholders' equity	(69,627)	(60,152)

For the Six Months Ended June 30,	2015	2014
Rents and interest and other income	$6,359	$5,894
Depreciation	(78)	(138)
Operating expenses	(1,810)	(3,093)
Interest expense	(1,448)	(3,447)
Income (loss) from continuing operations	3,023	(784)
Income (loss) from discontinued operations	—	—
Net income (loss)	$3,023	$(784)

Company's proportionate share of income (loss)	$30	$(16)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2015 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$443,429	$1,316	$444,745
Commercial	117,392	494	117,886
Land	56,917	116	57,033
Real estate subject to sales contract	16,547	1,705	18,252
Mezzanine financing	123,900	—	123,900
Other	4,530	—	4,530
Total	$762,715	$3,631	$766,346

Unamortized deferred borrowing costs	(19,962)	—	(19,962)
Total	$742,753	$3,631	$746,384

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

On January 28, 2015, the Company modified the existing mortgage on a 200-unit complex located in Texas, to reduce the interest rate. The modified note accrues interest at 3.24% and payments of interest and principal are due monthly, maturing August 1, 2050.

On January 28, 2015, the Company modified the existing mortgage on a 240-unit complex located in Mississippi, to reduce the interest rate. The modified note accrues interest at 3.24% and payments of interest and principal are due monthly, maturing December 1, 2051.

On April 23, 2015, the Company refinanced the existing mortgage on a 250-unit complex located in Arkansas, for a new mortgage of $21.0 million. We paid off the existing mortgage of $15.7 million and $0.6 million in closing costs. The note accrues interest at 2.74% and payments of interest and principal are due monthly, maturing May 1, 2050.

On April 29, 2015, the Company refinanced the existing mortgage on a 240-unit complex located in Texas, for a new mortgage of $15.4 million. We paid $0.7 million in closing costs. The note accrues interest at 3.28% and payments of interest and principal are due monthly, maturing March 31, 2051.

On May 28, 2015, the Company secured additional financing of $120.0 million from an independent third party. At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt. The note has a term of five years at an interest rate of 30 day Libor plus 10.75%. The note is interest only, payable monthly, with the principal due at the end of the five years. The loan is secured by various equity interests in certain residential apartments. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at June 30, 2015.

Simultaneous with the closing of the above financing, the Company amended its existing financing of $40.0 million from an independent third party. The note has a term of five years at an interest rate of 12.0%. The note is interest only for the first year with quarterly principal payments due of $0.5 million starting April 1, 2015. As of June 30, 2015, the outstanding balance on the loan was $39.5 million. The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at June 30, 2015.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $1.7 million in construction loans during the six months ended June 30, 2015.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2015 (dollars in thousands):

	Pillar	ARL	Total
Related party receivable, December 31, 2014	$—	$58,404	$58,404
Cash transfers	38,073	—	38,073
Advisory fees	(3,893)	—	(3,893)
Net income fee	(90)	—	(90)
Fees and commissions	(2,391)	—	(2,391)
Cost reimbursements	(1,457)	—	(1,457)
Interest income	—	1,297	1,297
Expenses paid by advisor	(4,993)	—	(4,993)
Financing (mortgage payments)	3,381	—	3,381
Sales/purchases transactions	5,749	—	5,749
Purchase of obligations	(34,379)	34,379	—
Related party receivable, June 30, 2015	$—	$94,080	$94,080

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

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting, which classifies our operations by property type. Our property types are grouped into commercial properties, apartments, land and other operating segments. Significant differences between and among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2015 and 2014, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$6,678	$17,070	$—	$8	$23,756
Property operating expenses	(3,134)	(7,693)	(129)	27	(10,929)
Depreciation	(2,197)	(2,910)	—	—	(5,107)
Mortgage and loan interest	(1,639)	(3,293)	(1,193)	(2,091)	(8,216)
Interest income	—	—	—	2,994	2,994
Gain on land sales	—	—	1,250	—	1,250
Segment operating income (loss)	$(292)	$3,174	$(72)	$938	$3,748
Capital expenditures	2,940	1,498	485	—	4,923
Real estate assets	160,403	476,391	155,617	—	792,411

Property Sales
Sales price	$—	$—	$1,878	$—	$1,878
Cost of sale	—	—	(628)	—	(628)
Gain on sale	$—	$—	$1,250	$—	$1,250

For the Three Months Ended June 30, 2014	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,425	$14,072	$—	$14	$18,511
Property operating expenses	(2,968)	(6,187)	(204)	—	(9,359)
Depreciation	(1,733)	(2,538)	—	—	(4,271)
Mortgage and loan interest	(1,546)	(3,754)	(1,348)	(1,221)	(7,869)
Interest income	—	—	—	4,005	4,005
Loss on land sales	—	—	(159)	—	(159)
Segment operating income (loss)	$(1,822)	$1,593	$(1,711)	$2,798	$858
Capital expenditures	1,859	99	66	—	2,024
Real estate assets	129,607	374,022	157,623	—	661,252

Property Sales
Sales price	$16,600	$—	$717	$—	$17,317
Cost of sale	(9,597)	—	(876)	—	(10,473)
Gain (loss) on sale	$7,003	$—	$(159)	$—	$6,844

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	June 30,
	2015	2014
Segment operating income	$3,748	$858
Other non-segment items of income (expense)
General and administrative	(1,278)	(2,738)
Net income fee to related party	(45)	(210)
Advisory fee to related party	(1,951)	(1,811)
Other income	14	244
Earnings (loss) from unconsolidated joint ventures and investees	10	(11)
Litigation settlement	(45)	(86)
Income tax benefit (expense)	(12)	2,195
Net income (loss) from continuing operations	$441	$(1,559)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2015	2014
Segment assets	$792,411	$661,252
Investments in real estate partnerships	2,155	1,509
Notes and interest receivable	74,867	69,074
Other assets	198,561	135,730
Total assets	$1,067,994	$867,565

For the Six Months Ended June 30, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$13,464	$32,543	$—	$53	$46,060
Property operating expenses	(7,147)	(14,353)	(310)	17	(21,793)
Depreciation	(4,092)	(5,659)	—	—	(9,751)
Mortgage and loan interest	(3,245)	(9,364)	(2,197)	(3,595)	(18,401)
Interest income	—	—	—	6,755	6,755
Gain on land sales	—	—	4,126	—	4,126
Segment operating income (loss)	$(1,020)	$3,167	$1,619	$3,230	$6,996
Capital expenditures	6,132	1,755	1,311	—	9,198
Real estate assets	160,403	476,391	155,617	—	792,411

Property Sales
Sales price	$—	$—	$9,135	$—	$9,135
Cost of sale	—	—	(5,009)	—	(5,009)
Gain on sale	$—	$—	$4,126	$—	$4,126

For the Six Months Ended June 30, 2014	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,875	$27,917	$—	$22	$36,814
Property operating expenses	(5,845)	(12,319)	(393)	(5)	(18,562)
Depreciation	(3,524)	(5,028)	—	—	(8,552)
Mortgage and loan interest	(2,975)	(9,949)	(2,488)	(1,456)	(16,868)
Interest income	—	—	—	6,118	6,118
Gain on land sales	—	—	594	—	594
Segment operating income (loss)	$(3,469)	$621	$(2,287)	$4,679	$(456)
Capital expenditures	2,989	99	151 #	—	3,239
Real estate assets	129,607	374,022	157,623	—	661,252

Property Sales
Sales price	$16,600	$23,131	$2,367	$—	$42,098
Cost of sale	(9,597)	(17,077)	(1,773)	—	(28,447)
Gain on sale	$7,003	$6,054	$594	$—	$13,651

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	June 30,
	2015	2014
Segment operating income (loss)	$6,996	$(456)
Other non-segment items of income (expense)
General and administrative	(3,045)	(4,287)
Net income fee to related party	(90)	(700)
Advisory fee to related party	(3,894)	(3,664)
Other income	81	396
Earnings (loss) from unconsolidated joint ventures and investees	43	(16)
Litigation settlement	(118)	3,753
Income tax benefit	90	4,244
Net income (loss) from continuing operations	$63	$(730)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of June 30,
	2015	2014
Segment assets	$792,411	$661,252
Investments in real estate partnerships	2,155	1,509
Notes and interest receivable	74,867	69,074
Other assets	198,561	135,730
Total assets	$1,067,994	$867,565

NOTE 8. DISCONTINUED OPERATIONS

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which required that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. The new standard was effective January 1, 2015. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

There were no sales of income-producing properties in the first six months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property revenues	$—	$1,341	$15	$3,912
	—	1,341	15	3,912
Expenses:
Property operating expenses	26	557	(348)	1,875
Depreciation	—	179	—	509
General and administrative	7	140	104	313
Total operating expenses	33	876	(244)	2,697

Other income (expense):
Other income	—	(528)	—	(486)
Mortgage and loan interest	(1)	(464)	(1)	(1,410)
Litigation settlement	—	(205)	—	(250)
Total other expenses	(1)	(1,197)	(1)	(2,146)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	(34)	(732)	258	(931)
Gain on sale of real estate from discontinued operations	—	7,003	—	13,057
Income tax benefit (expense)	12	(2,195)	(90)	(4,244)
Income (loss) from discontinued operations	$(22)	$4,076	$168	$7,882

Our application of ASC 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2015 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Dynex Capital, Inc.

On July 20, 2015, the 68th Judicial District Court in Dallas County, Texas issued its Final Judgment in Cause No. DC-03-00675, styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. The case, which was litigated for more than a decade, had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed). Under the original loan commitment, $160 million in loans were to be made to the entities. The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic Capital Management, Inc. (“Basic”).

An original trial in 2004, which also included Dynex Capital, Inc. as a defendant, resulted in a jury awarding damages in favor of Basic for “lost opportunity,” as well as damages in favor of ART and in favor of TCI and its subsidiaries for “increased costs” and “lost opportunity.” The original Trial Court judge ignored the jury’s findings, however, and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in favor of the Dynex entities (the judge held the Plaintiffs were not entitled to any damages from the Dynex entities). After numerous appeals by all parties, Dynex Capital, Inc. was ultimately dismissed from the case and the remaining claims against Dynex Commercial were remanded to the Trial Court for a new judgment consistent with the jury’s findings. The Court entered the new Final Judgment against Dynex Commercial, Inc. on July 20, 2015.

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic $.256 million in damages, plus pre-judgment interest of $.192 million for a total amount of $.448 million. The Judgment awarded ART $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.9 million. The Judgment awarded TCI $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages are paid. Lastly, the Judgement awarded Basic, ART, and TCI $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

The Company is reviewing the Final Judgment with counsel to determine the appropriate steps moving forward now that they have obtained this Final Judgment against Dynex Commercial, Inc.

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

ART and ART Midwest, Inc. are not and have never been subsidiaries of the Company.  Management believes that  the Company has no liability for any ultimate judgment in the proceeding involving the Clapper Parties.

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

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 13, 2015, which is the date on which the Consolidated Financial Statements were available to be issued.

The Company has determined that there are no subsequent events to be reported.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months ended June 30, 2015, we sold $9.1 million of land. As of June 30, 2015, we owned 7,085 units in 43 residential apartment communities and nine commercial properties comprising approximately 1.9 million rentable square feet. In addition, we owned 4,044 acres of land held for development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly-owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants. We have no employees.

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

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria. Acquisitions from our parent, ARL, are recorded at net book value (cost basis).

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial properties, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

The following discussion is based on our Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2015 and 2014, we owned or had interests in a portfolio of 52 and 43 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of June 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in a subsequent quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	June 30,
	2015	2014
Continuing operations	52	41
Held for sale/subsequent sales	—	2
Total property portfolio	52	43

Comparison of the three months ended June 30, 2015 to the same period ended 2014:

For the three months ended June 30, 2015, we reported a net loss applicable to common shares of ($0.09) million or ($0.01) per diluted earnings per share, as compared to a net income applicable to common shares of $2.1 million or $0.25 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $23.8 million for the three months ended June 30, 2015. This represents an increase of $5.3 million, as compared to the prior period revenues of $18.5 million. This change, by segment, is an increase in the apartment portfolio of $3.0 million, and an increase in the commercial portfolio of $2.3 million. Within the apartment portfolio there was an increase of $2.3 million in the acquired property portfolio and an increase of $0.7 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging approximately 95%. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. This increase in apartment portfolio is also due to the acquisition of new properties. Within the commercial portfolio there was an increase of $0.3 million in the acquired property portfolio and increase of $2.0 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $10.9 million for the three months ended June 30, 2015. This represents an increase of $1.5 million, as compared to the prior period operating expenses of $9.4 million. This change, by segment, is an increase in the apartment portfolio of $1.4 million, and an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio there was an increase of $0.8 million in the acquired properties portfolio and an increase of $0.6 million in the same property portfolio. Within the commercial portfolio there was an increase of $0.1 million in the same store properties.

Depreciation and amortization expense was $5.1 million for the three months ended June 30, 2015. This represents an increase of $0.8 million, as compared to the prior period expense of $4.3 million. This change is attributable to the depreciation on acquired apartments and commercial properties.

General and administrative expenses were $1.3 million dollars for the three months ended June 30, 2015. This represents a decrease of $1.4 million, as compared to the prior period general and administrative expenses of $2.7 million. This change, by segment, is a decrease in the other portfolio of $1.4 million. Within the other portfolio, the decrease of $1.4 million was mainly due to professional fees and franchise taxes.

Other income (expense)

Mortgage and loan interest expense, including deferred borrowing costs amortization, was $8.2 million for the three months ended June 30, 2015. This represents an increase of $0.3 million, as compared to the prior period expense of $7.9 million. This change by segment, is an increase in the other portfolio of $0.8 million, and a decrease in the apartment portfolio of $0.5 million. Within the other portfolio, the majority of this increase is due to the securing of a new loan in the current period. The decrease in the apartment portfolio is the result of mortgage refinances to lower interest rates.

Interest income was $3.0 million for the three months ended June 30, 2015. This represents a decrease of $1.0 million, as compared to the prior year income of $4.0 million.

Gain on land sales increased for the three months ended June 30, 2015, as compared to the prior period. In the current period we sold approximately 10 acres of land in two transactions for a sales price of $1.9 million and recorded a gain of $1.3 million.

There were no sales of income-producing properties in the first six months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2015	2014
Revenues:
Rental and other property revenues	$—	$1,341
	—	1,341
Expenses:
Property operating expenses	26	557
Depreciation	—	179
General and administrative	7	140
Total operating expenses	33	876

Other income (expense):
Other income	—	(528)
Mortgage and loan interest	(1)	(464)
Deferred borrowing costs amortization	—	—
Litigation settlement	—	(205)
Total other expenses	(1)	(1,197)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	(34)	(732)
Gain on sale of real estate from discontinued operations	—	7,003
Income tax benefit (expense)	12	(2,195)
Income (loss) from discontinued operations	$(22)	$4,076

Comparison of the six months ended June 30, 2015 to the same period ended 2014:

For the six months ended June 30, 2015, we reported a net loss applicable to common shares of ($0.2) million or ($0.02) per diluted earnings per share, as compared to a net income applicable to common shares of $6.4 million or $0.76 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $46.0 million for the six months ended June 30, 2015. This represents an increase of $9.2 million, as compared to the prior period revenues of $36.8 million. This change, by segment, is an increase in the apartment portfolio of $4.6 million, and an increase in the commercial portfolio of $4.6 million. Within the apartment portfolio there was an increase of $3.5 million in the acquired property portfolio and an increase of $1.1 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. This increase in apartment portfolio is also due to the acquisition of new properties. Within the commercial portfolio there was an increase of $2.5 million in the acquired property portfolio and increase of $2.1 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $21.8 million for the six months ended June 30, 2015. This represents an increase of $3.2 million, as compared to the prior period operating expenses of $18.6 million. This change, by segment, is an increase in the apartment portfolio of $2.0 million, and an increase in the commercial portfolio of $1.3 million, and a decrease in the land portfolio of $0.08 million. Within the apartment portfolio there was an increase of $1.4 million in the acquired properties portfolio and an increase of $0.6 million in the same property portfolio. Within the commercial portfolio there was an increase of $1.3 million in the acquired properties portfolio.

Depreciation and amortization expense was $9.7 million for the six months ended June 30, 2015. This represents an increase of $1.2 million, as compared to the prior period expense of $8.5 million. This change is attributable to the depreciation on acquired apartments and commercial properties.

General and administrative expenses were $3.0 million dollars for the six months ended June 30, 2015. This represents a decrease of $1.3 million, as compared to the prior period general and administrative expenses of $4.3 million. This change, by segment, is a decrease in the other portfolio of $1.3 million. Within the other portfolio, the decrease of $1.3 million was mainly due to professional fees and franchise taxes.

Other income (expense)

Mortgage and loan interest expense, including deferred borrowing costs amortization, was $18.4 million for the six months ended June 30, 2015. This represents an increase of $1.5 million, as compared to the prior period expense of $16.9 million. This change by segment, is an increase in the other portfolio of $2.1 million, and a decrease in the apartment portfolio of $0.6 million. Within the other portfolio, the majority of this increase is due to the securing of a new loan in the current period. The decrease in the apartment portfolio is the result of mortgage refinances to lower interest rates.

Interest income was $6.8 million for the six months ended June 30, 2015. This represents an increase of $0.7 million, as compared to the prior year income of $6.1 million.

Litigation settlement expenses were $0.1 million for the six months ended June 30, 2015. This represents a decrease of $3.8 million from prior period settlements of $3.7 million.

Gain on land sales increased for the six months ended June 30, 2015, as compared to the prior period. In the current period we sold approximately 43 acres of land in four transactions for a sales price of $9.1 million, and recorded a gain of $4.1 million.

There were no sales of income-producing properties in the first six months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Revenues:
Rental and other property revenues	$15	$3,912
	15	3,912
Expenses:
Property operating expenses	(348)	1,875
Depreciation	—	509
General and administrative	104	313
Total operating expenses	(244)	2,697

Other income (expense):
Other income	—	(486)
Mortgage and loan interest	(1)	(1,410)
Deferred borrowing costs amortization	—	—
Litigation settlement	—	(250)
Total other expenses	(1)	(2,146)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	258	(931)
Gain on sale of real estate from discontinued operations	—	13,057
Income tax expense	(90)	(4,244)
Income from discontinued operations	$168	$7,882

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2015	2014	Variance

Net cash used in operating activities	$(45,086)	$(15,691)	$(29,395)
Net cash provided by (used in) investing activities	$(96,714)	$31,074	$(127,788)
Net cash provided by (used in) financing activities	$148,727	$(18,087)	$166,814

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from. The majority of the variance is due to gains on sale of income-producing properties in the prior period and related party receivables.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. The majority of the variance is due to the acquisition of income producing properties in the current period.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase is due to proceeds received in the current period from new loans and refinancing.

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

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases, market conditions and decreases in real estate costs. Fluctuations in the rate of inflation also affect sales values of properties and the ultimate gain to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments, the cost of new financings and the cost of variable interest rate debt will be affected.

Tax Matters

In 2012, the predecessor of May Realty Holdings, Inc., (“MRHI”) acquired stock of ARL such that more than 80% of ARL was owned by the MRHI group. As a result, TCI is part of the tax sharing agreement for the MRHI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2015, and a loss in 2014 and 2013; therefore, it recorded no provision for income taxes.

At June 30, 2015, TCI had a net deferred tax asset of $63.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2015, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$139,407	8.75%	$1,394
Total decrease in TCI’s annual net income			1,394
Per share			$0.16

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing with a weighted average borrowing rate of 3.78% at June 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at March 31, 2015			1,230,535	406,465
April 30, 2015	—	$—	1,230,535	406,465
May 31, 2015	—	$—	1,230,535	406,465
June 30, 2015	—	$—	1,230,535	406,465
Total	—

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

