Form 10-Q
period 2015-09-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2015-11-13
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at November 6, 2015)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2015	2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$939,024	$781,794
Real estate subject to sales contracts at cost, net of depreciation ($194 for 2015 and $4,278 for 2014)	10,583	20,395
Less accumulated depreciation	(133,888)	(113,068)
Total real estate	815,719	689,121
Notes and interest receivable:
Performing (including $60,443 in 2015 and $77,853 in 2014 from related parties)	67,626	84,863
Non-performing	—	584
Less allowance for doubtful accounts (including $1,825 in 2015 and 2014 from related parties)	(1,825)	(1,990)
Total notes and interest receivable	65,801	83,457
Cash and cash equivalents	11,958	12,201
Restricted cash	42,163	48,238
Investments in unconsolidated joint ventures and investees	2,178	1,543
Receivable from related party	101,031	58,404
Other assets	37,727	37,441
Total assets	$1,076,577	$930,405

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$754,604	$588,749
Notes related to real estate held for sale	585	1,552
Notes related to real estate subject to sales contracts	7,765	18,616
Deferred gain (from sales to related parties)	51,356	51,356
Accounts payable and other liabilities (including $2,872 in 2015 and $4,909 in 2014 to related parties)	35,756	36,684
Total liabilities	850,066	696,957

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2015 and 2014 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2015 and 2014 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2015 and 2014; outstanding 8,717,767 shares in 2015 and 2014	87	87
Treasury stock at cost, 200 shares in 2015 and 2014	(2)	(2)
Paid-in capital	270,976	271,649
Retained earnings	(62,808)	(56,451)
Total Transcontinental Realty Investors, Inc. shareholders' equity	208,254	215,284
Non-controlling interest	18,257	18,164
Total shareholders' equity	226,511	233,448
Total liabilities and shareholders' equity	$1,076,577	$930,405

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $211 and $175 for the three months and $591 and $526 for the nine months ended 2015 and 2014, respectively, from related parties)	$27,539	$18,466	$73,599	$55,281

Expenses:
Property operating expenses (including $192 and $162 for the three months and $522 and $481 for the nine months ended 2015 and 2014, respectively, from related parties)	14,195	10,077	35,987	28,640
Depreciation and amortization	6,555	4,415	16,305	12,967
General and administrative (including $489 and $714 for the three months and $2,036 and $2,114 for the nine months ended 2015 and 2014, respectively, from related parties)	1,146	1,131	4,191	5,417
Net income fee to related party	51	(186)	142	514
Advisory fee to related party	2,666	1,826	6,561	5,490
Total operating expenses	24,613	17,263	63,186	53,028
Net operating income	2,926	1,203	10,413	2,253

Other income (expenses):
Interest income (including $2,503 and $2,718 for the three months and $8,861 and $8,835 for the nine months ended 2015 and 2014, respectively, from related parties)	2,505	3,064	9,260	9,181
Other income (expense)	(77)	344	4	741
Mortgage and loan interest (including $0 and $0 for the three months and $31 and $31 for the six months ended 2015 and 2014, respectively, from related parties)	(12,006)	(8,043)	(29,703)	(23,329)
Loan charges and prepayment penalties	(1,544)	(1,044)	(2,250)	(2,626)
Earnings (losses) from unconsolidated joint ventures and investees	(4)	10	39	(5)
Litigation settlement (expense)	(85)	(86)	(203)	3,666
Total other expenses	(11,211)	(5,755)	(22,853)	(12,372)
Loss before gain on land sales, non-controlling interest, and taxes	(8,285)	(4,552)	(12,440)	(10,119)
Gain on sale of income producing properties	735	—	735	—
Gain on land sales	997	40	5,124	634
Net income (loss) from continuing operations before taxes	(6,553)	(4,512)	(6,581)	(9,485)
Income tax benefit (expense)	16	786	107	5,030
Net income (loss) from continuing operations	(6,537)	(3,726)	(6,474)	(4,455)
Discontinued operations:
Net income (loss) from discontinued operations	47	477	306	(454)
Gain on sale of real estate from discontinued operations	—	1,770	—	14,826
Income tax benefit (expense) from discontinued operations	(16)	(786)	(107)	(5,030)
Net income (loss) from discontinued operations	31	1,461	199	9,342
Net income (loss)	(6,506)	(2,265)	(6,275)	4,887
Net income (loss) attributable to non-controlling interest	(95)	(81)	(82)	(292)
Net income attributable to Transcontinental Realty Investors, Inc.	(6,601)	(2,346)	(6,357)	4,595
Preferred dividend requirement	(227)	(227)	(673)	(778)
Net income (loss) applicable to common shares	$(6,828)	$(2,573)	$(7,030)	$3,817

Earnings per share - basic
Net income (loss) from continuing operations	$(0.79)	$(0.46)	$(0.83)	$(0.65)
Net income from discontinued operations	—	0.17	0.02	1.10
Net income (loss) applicable to common shares	$(0.79)	$(0.29)	$(0.81)	$0.45

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.79)	$(0.46)	$(0.83)	$(0.65)
Net income from discontinued operations	—	0.17	0.02	1.10
Net income (loss) applicable to common shares	$(0.79)	$(0.29)	$(0.81)	$0.45

Weighted average common shares used in computing earnings per share	8,717,767	8,688,018	8,717,767	8,505,991
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,688,018	8,717,767	8,505,991

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(6,632)	$(3,807)	$(6,556)	$(4,747)
Net income from discontinued operations	31	1,461	199	9,342
Net income	$(6,601)	$(2,346)	$(6,357)	$4,595

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2014	$233,448	$(57,670)	$1	8,717,967	$87	$(2)	$271,649	$(56,451)	$18,164
Series D preferred stock dividends (9.0% per year)	(673)	—	—	—	—	—	(673)	—	—
Net income (loss)	(6,275)	(6,275)	—	—	—	—	—	(6,357)	82
Contributions from non-controlling interests	11	—	—	—	—	—	—	—	11
Balance, September 30, 2015	$226,511	$(63,945)	$1	8,717,967	$87	$(2)	$270,976	$(62,808)	$18,257

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)

Net income	$(6,275)	$4,887
Other comprehensive income	—	—
Total comprehensive income	(6,275)	4,887
Comprehensive (income) loss attributable to non-controlling interest	(82)	(292)
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$(6,357)	$4,595

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(6,275)	$4,887
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Gain on sale of land	(5,124)	(634)
Gain on sale of income-producing properties	(735)	(14,826)
Depreciation and amortization	16,305	13,631
Amortization of deferred borrowing costs	1,720	2,379
Losses (earnings) from unconsolidated joint ventures and investees	(39)	276
Decrease (increase) in assets:
Accrued interest receivable	2,125	9,527
Other assets	2,469	2,752
Prepaid expense	(12,977)	(2,232)
Escrow	4,841	4,029
Earnest money	(1,193)	(605)
Rent receivables	(1,405)	(83)
Related party receivables	(42,626)	—
Increase (decrease) in liabilities:
Accrued interest payable	(637)	51
Related party payable		(18,686)
Other liabilities	(868)	(10,781)
Net cash used in operating activities	(44,419)	(10,315)

Cash Flow From Investing Activities:
Proceeds from notes receivable	23,350	—
Originations or advances on notes receivable	(7,655)	(22,136)
Acquisition of land held for development	—	(93)
Acquisition of income-producing properties	(131,220)	(19,534)
Proceeds from sale of income-producing properties	—	43,823
Proceeds from sale of land	11,307	6,638
Investment in unconsolidated real estate entities	(596)	(82)
Improvement of land held for development	(2,930)	(1,654)
Improvement of income-producing properties	(7,942)	(3,621)
Construction and development of new properties	(5,110)	(1,026)
Net cash provided by (used in) investing activities	(120,796)	2,315

Cash Flow From Financing Activities:
Proceeds from notes payable	221,450	105,056
Recurring amortization of principal on notes payable	(11,630)	(13,942)
Payments on maturing notes payable	(35,344)	(89,420)
Deferred financing costs	(8,842)	(5,623)
Distributions to non-controlling interests	11	(31)
Common stock issuance	—	937
Preferred stock dividends - Series C	—	(106)
Preferred stock dividends - Series D	(673)	(672)
Net cash provided by (used in) financing activities	164,972	(3,801)

Net increase (decrease) in cash and cash equivalents	(243)	(11,801)
Cash and cash equivalents, beginning of period	12,201	16,086
Cash and cash equivalents, end of period	$11,958	$4,285

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,748	$22,717

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “TCI”, “the Company”, “we”, “our” or “us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation, which was formed in 1984 The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of American Realty Investors, Inc (“ARL”) own approximately 80.9% of the Company’s common stock. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock trades on the New York Stock Exchange under the symbol (“ARL”). We have no employees.

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated tax return with ARL and its ultimate parent, May Realty Holdings, Inc. (“MRHI”).

TCI owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Accordingly IOT’s financial results are consolidated with those of TCI and its subsidiaries. Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

Properties

We own or had interests in a total property portfolio of 54 income-producing properties as of September 30, 2015. The properties consisted of:

•	Nine commercial properties consisting of five office buildings, two retail centers, one industrial warehouse and a golf course, comprising in aggregate approximately 1.9 million rentable square feet;
•	45 apartment communities totaling 7,511 units; excluding apartments being developed; and
•	3,885 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2015, we had two apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary is generally the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real Estate, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements: 10-40 years; furniture, fixtures and equipment: 5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company's dispositions meeting the discontinued operations criteria.

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

Disposals representing a strategic shift in operations, such as a change in a major line of business, a major geographical area or major equity investment, that have a major effect on a company’s operations and financial results will be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the Company will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the disposed component.

The classification of operating results as discontinued operations are applied retroactively for all periods presented. The new standard was effective January 1, 2015. We adopted ASU 2014-08 as of January 1, 2015 and believe future sales of our individual operating properties will no longer qualify as discontinued operations. Adoption of this standard has resulted in substantially fewer of the Company's dispositions meeting the discontinued operations criteria. See Note 8 below.

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this guidance has on its financial position and results of operations, if any.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2015 (dollars in thousands):

Apartments	$582,219
Apartments under construction	7,503
Commercial properties	204,417
Land held for development	144,885
Real estate subject to sales contract	10,777
Total real estate	$949,801
Less accumulated depreciation	(134,082)
Total real estate, net of depreciation	$815,719

The highlights of our significant real estate transactions for the nine months ended September 30, 2015, are listed below:

Purchases

For the nine months ended September 30, 2015, the Company acquired five income-producing apartment complexes from third parties in the states of Texas (2), Tennessee (1) and Florida (2), increasing the total number of units by 761, for a combined purchase price of $67.5 million. In addition, the Company acquired three income-producing apartment complexes from related parties in the states of Texas (2) and Kansas (1), increasing the total number of units by 698, for a combined purchase price of $11.6 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet, for $16.8 million.

Sales

For the nine months ended September 30, 2015, the Company sold approximately 198 acres of land located in Texas to independent third parties for a total sales price of $12 million. We recorded a total gain of $5.1 million from the sales.

In addition, one income-producing apartment complex consisting of 200 units located in Ohio was foreclosed upon. The Company recorded a gain of $0.7 million related to the extinguishment of debt.

As of September 30, 2015, the Company has 110 acres of land, at various locations, that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2015, we have expended $5.1 million related to the construction or predevelopment of various apartment complexes and capitalized $0.4 million of interest costs.

 NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Collateral
Performing loans:
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	09/17	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,363	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Other related party notes (1)	Various	Various	395	Various secured interests
Other related party notes (1)	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	496	Various secured interests
Other non-related party notes	Various	Various	503	Various unsecured interests
Accrued interest			3,017
Total Performing			$67,626

Allowance for doubtful accounts			(1,825)
Total			$65,801

(1) Related party notes

Junior Mortgage Loans. We invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $58.6 million. We recognized interest income of $6.4 million related to these notes receivables.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	September 30, 2015	September 30, 2014
American Realty Investors, Inc.(1)	0.90%	1.00%

_____________________

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

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of September 30,	2015	2014
Real estate, net of accumulated depreciation	$14,255	$15,087
Notes receivable	49,614	67,419
Other assets	127,300	128,211
Notes payable	(27,315)	(51,661)
Other liabilities	(94,479)	(92,664)
Shareholders' equity	(69,375)	(66,393)

For the Nine Months Ended September 30,	2015	2014
Rents and interest and other income	$10,121	$9,785
Depreciation	(159)	(204)
Operating expenses	(3,727)	(4,304)
Gain on land sales	2,737	—
Interest expense	(4,502)	(5,323)
Income (loss) from continuing operations	4,470	(46)
Income (loss) from discontinued operations	1	—
Net income (loss)	$4,471	$(46)

Company's proportionate share of income (loss)	$40	$(0.46)

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2015 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$473,647	$1,466	$475,113
Commercial	115,965	492	116,457
Land	54,934	117	55,051
Real estate subject to sales contract	5,757	594	6,351
Mezzanine financing	123,400	—	123,400
Other	6,417	—	6,417
Total	$780,120	$2,669	$782,789

Unamortized deferred borrowing costs	(19,835)	—	(19,835)
Total	$760,285	$2,669	$762,954

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

On May 28, 2015, the Company secured additional financing of $120.0 million from an independent third party.  At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt. The note has a term of five years at an interest rate of 30 day Libor plus 10.75%.  The note is interest only, payable monthly, with the principal due at the end of the five years. The loan is secured by various equity interests in certain residential apartments. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at September 30, 2015.

Simultaneous with the closing of the above financing, the Company amended its existing financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $0.5 million starting April 1, 2015.  As of September 30, 2015, the outstanding balance on the loan was $39.0 million. The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at September 30, 2015.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $1.7 million in construction loans during the nine months ended September 30, 2015.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2015 (dollars in thousands):

	Pillar	ARL	Total
Related party receivable, December 31, 2014	$—	$58,404	$58,404
Cash transfers	52,225	—	52,225
Advisory fees	(6,558)	—	(6,558)
Net income fee	(142)	—	(142)
Fees and commissions	(3,654)	—	(3,654)
Cost reimbursements	(2,076)	—	(2,076)
Interest income	—	2,300	2,300
Expenses paid by advisor	(7,867)	—	(7,867)
Financing (mortgage payments)	2,968	—	2,968
Sales/purchases transactions	5,431	—	5,431
Purchase of obligations	(40,327)	40,327	—
Related party receivable, September 30, 2015	$—	$101,031	$101,031

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2015 and 2014, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,820	$19,672	$—	$47	$27,539
Property operating expenses	(4,202)	(9,374)	(349)	(270)	(14,195)
Depreciation	(2,326)	(4,229)	—	—	(6,555)
Mortgage and loan interest	(1,865)	(6,299)	(1,242)	(4,144)	(13,550)
Interest income	—	—	—	2,505	2,505
Gain on sale of income producing properties	—	735	—	—	735
Gain on land sales	—	—	997	—	997
Segment operating income (loss)	$(573)	$505	$(594)	$(1,862)	$(2,524)
Capital expenditures	1,404	(43)	1,461	—	2,822
Real estate assets	159,976	501,932	153,811	—	815,719

Property Sales
Sales price	$—	$11,129	$2,851	$—	$13,980
Cost of sale	—	(10,394)	(1,854)	—	(12,248)
Gain on sale	$—	$735	$997	$—	$1,732

For the Three Months Ended September 30, 2014	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$4,268	$14,187	$—	$11	$18,466
Property operating expenses	(2,680)	(6,856)	(534)	(7)	(10,077)
Depreciation	(1,924)	(2,491)	—	—	(4,415)
Mortgage and loan interest	(1,245)	(5,221)	(1,057)	(1,564)	(9,087)
Interest income	—	—	—	3,064	3,064
Gain on land sales	—	—	40	—	40
Segment operating income (loss)	$(1,581)	$(381)	$(1,551)	$1,504	$(2,009)
Capital expenditures	485	38	1,435	—	1,958
Real estate assets	127,791	346,656	155,088	—	629,535

Property Sales
Sales price	$2,582	$—	$4,269	$—	6,851
Cost of sale	(812)	—	(4,229)	—	(5,041)
Gain on sale	$1,770	$—	$40	$—	$1,810

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
	2015	2014
Segment operating income (loss)	$(2,524)	$(2,009)
Other non-segment items of income (expense)
General and administrative	(1,146)	(1,131)
Net income fee to related party	(51)	186
Advisory fee to related party	(2,666)	(1,826)
Other income	(77)	344
Earnings (loss) from unconsolidated joint ventures and investees	(4)	10
Litigation settlement	(85)	(86)
Income tax benefit	16	786
Net income (loss) from continuing operations	$(6,537)	$(3,726)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2015	2014
Segment assets	$815,719	$629,535
Investments in real estate partnerships	2,178	1,503
Notes and interest receivable	65,801	80,788
Other assets	192,879	170,853
Total assets	$1,076,577	$882,679

For the Nine Months Ended September 30, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$21,284	$52,215	$—	$100	$73,599
Property operating expenses	(11,350)	(23,725)	(659)	(253)	(35,987)
Depreciation	(6,417)	(9,888)	—	—	(16,305)
Mortgage and loan interest	(5,110)	(15,664)	(3,439)	(7,740)	(31,953)
Interest income	—	—	—	9,260	9,260
Gain on sale of income producing properties	—	735	—	—	735
Gain on land sales	—	—	5,124	—	5,124
Segment operating income (loss)	$(1,593)	$3,673	$1,026	$1,367	$4,473
Capital expenditures	7,536	1,712	2,772	—	12,020
Real estate assets	159,976	501,932	153,811	—	815,719

Property Sales
Sales price	$—	$11,129	$11,987	$—	$23,116
Cost of sale	—	(10,394)	(6,863)	—	(17,257)
Gain on sale	$—	$735	$5,124	$—	$5,859

For the Nine Months Ended September 30, 2014	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$13,143	$42,105	$—	$33	$55,281
Property operating expenses	(8,526)	(19,175)	(927)	(12)	(28,640)
Depreciation	(5,448)	(7,519)	—	—	(12,967)
Mortgage and loan interest	(4,219)	(15,171)	(3,545)	(3,020)	(25,955)
Interest income	—	—	—	9,181	9,181
Gain on land sales	—	—	634	—	634
Segment operating income (loss)	$(5,050)	$240	$(3,838)	$6,182	$(2,466)
Capital expenditures	3,474	137	1,586	—	5,197
Real estate assets	127,791	346,656	155,088	—	629,535

Property Sales
Sales price	$19,182	$23,131	$4,986	$—	$47,299
Cost of sale	(10,409)	(17,078)	(4,352)	—	(31,839)
Gain on sale	$8,773	$6,053	$634	$—	$15,460

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2015	2014
Segment operating income (loss)	$4,473	$(2,466)
Other non-segment items of income (expense)
General and administrative	(4,191)	(5,417)
Net income fee to related party	(142)	(514)
Advisory fee to related party	(6,561)	(5,490)
Other income	4	741
Earnings (loss) from unconsolidated joint ventures and investees	39	(5)
Litigation settlement	(203)	3,666
Income tax benefit	107	5,030
Net income (loss) from continuing operations	$(6,474)	$(4,455)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of September 30,
	2015	2014
Segment assets	$815,719	$629,535
Investments in real estate partnerships	2,178	1,503
Notes and interest receivable	65,801	80,788
Other assets	192,879	170,853
Total assets	$1,076,577	$882,679

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

Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. The new standard was effective January 1, 2015. Adoption of this standard will result in substantially fewer of the Company's dispositions meeting the discontinued operations criteria.

There were no sales of income-producing properties in the first nine months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property revenues	$—	$1,416	$15	$5,328
	—	1,416	15	5,328
Expenses:
Property operating expenses	2	326	(346)	2,201
Depreciation	—	155	—	664
General and administrative	(4)	65	99	378
Total operating expenses	(2)	546	(247)	3,243

Other income (expense):
Other income	45	(36)	45	(522)
Mortgage and loan interest	—	(357)	(1)	(1,767)
Litigation settlement	—	—	—	(250)
Total other income (expenses)	45	(393)	44	(2,539)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	47	477	306	(454)
Gain on sale of real estate from discontinued operations	—	1,770	—	14,826
Income tax benefit (expense)	(16)	(786)	(107)	(5,030)
Income from discontinued operations	$31	$1,461	$199	$9,342

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic $.256 million in damages, plus pre-judgment interest of $.192 million for a total amount of $.448 million. The Judgment awarded ART $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.8 million. The Judgment awarded TCI $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages are paid. Lastly, the Judgement awarded Basic, ART, and TCI $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

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

Partnership Buyouts. TCI is the limited partner in various partnerships related to the construction of residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners and are outlined in the respective partnership agreements.

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

Prior to July 9, 2014, we had 30,000 shares of Series C cumulative convertible preferred stock issued and outstanding. These 30,000 shares were owned by Realty Advisors, Inc. (“RAI”), a related party, and had accrued dividends unpaid of $0.9 million. The stock had a liquidation preference of $100 per share and could be converted into common stock at 90% of the daily average closing price of the common stock for the prior five trading days. On July 9, 2014, RAI converted all 30,000 shares into the requisite number of shares of common stock. The conversion resulted in the issuance of 304,298 new shares of common stock. The effects of the Series C Cumulative Convertible Preferred Stock are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the calculation for the prior period if applying the if-converted method is dilutive.

Prior to January 1, 2015, the Company had 5,000 shares of stock options outstanding. These options expired unexercised January 1, 2015. The options are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the computation for the prior periods if applying the “treasury stock” method is dilutive.

In the prior period, the preferred stock and stock options were anti-dilutive and thus included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 13, 2015, which is the date on which the Consolidated Financial Statements were available to be issued.

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

 Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2015, we sold $12 million of land. As of September 30, 2015, we owned 7,511 units in 45 residential apartment communities and nine commercial properties comprising approximately 1.9 million rentable square feet. In addition, we owned 3,885 acres of land held for development.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company's dispositions meeting the discontinued operations criteria. Acquisitions from our parent, ARL, are recorded at net book value (cost basis).

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company's dispositions meeting the discontinued operations criteria.

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2015 and 2014, we owned or had interests in a portfolio of 54 and 43 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2015 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	September 30,
	2015	2014
Continuing operations	54	41
Held for sale/subsequent sales	—	2
Total property portfolio	54	43

Comparison of the three months ended September 30, 2015 to the same period ended 2014:

For the three months ended September 30, 2015, we reported a net loss applicable to common shares of $6.8 million or $0.79 per diluted earnings per share, as compared to a net loss applicable to common shares of $2.6 million or $0.29 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $27.5 million for the three months ended September 30, 2015. This represents an increase of $9.0 million, as compared to the prior period revenues of $18.5 million. This change, by segment, is an increase in the apartment portfolio of $5.5 million, and an increase in the commercial portfolio of $3.5 million. Within the apartment portfolio there was an increase of $4.8 million in the acquired property portfolio and an increase of $0.7 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging approximately 95%. We have been able to surpass expectations due to the high-quality product offered, the strength of our management team and our commitment to our tenants. Within the commercial portfolio there was an increase of $1.8 million in the acquired property portfolio and increase of $1.7 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties to maintain our existing tenants.

Expense

Property operating expenses were $14.2 million for the three months ended September 30, 2015. This represents an increase of $4.1 million, as compared to the prior period operating expenses of $10.1 million. This change, by segment, is an increase in the apartment portfolio of $2.5 million, and an increase in the commercial portfolio of $1.6 million. Within the apartment portfolio there was an increase of $2.0 million in the acquired properties portfolio and an increase of $0.5 million in the same property portfolio. Within the commercial portfolio there was an increase of $1.5 million in the acquired properties portfolio and an increase of $0.1 million in the same store properties.

Depreciation and amortization expenses were $6.5 million for the three months ended September 30, 2015. This represents an increase of $2.1 million as compared to prior period depreciation of $4.4 million. The majority of this change is in the apartment portfolio related to an increase in the acquired properties portfolio.

Net income fee increased slightly for the three months ended September 30, 2015 as compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees increased slightly for the three months ended September 30, 2015 as compared to the prior period. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the weighted average of the gross asset value.

Other income (expense)

Interest income was $2.5 million for the three months ended September 30, 2015. This represents a decrease of $0.6 million, as compared to the prior year income of $3.1 million and is due to lower notes receivable balances over the period.

Mortgage and loan interest expense was $13.6 million for the three months ended September 30, 2015. This represents an increase of $4.5 million, as compared to the prior period expense of $9.1 million. The majority of this increase is in the other portfolio and is related to the securing of a new loan in 2015.

Gain on land sales increased for the three months ended September 30, 2015, as compared to the prior period. In the current period we sold 155.16 acres of land in two transactions for a sales price of $2.9 million and recorded a gain of $1.0 million.

The debt on one income-producing apartment complex, consisting of 200 units, located in Ohio, was settled, which resulted in the property being transferred to the lender. The Company recorded a gain of $0.7 million related to the extinguishment of the debt.

There were no sales of income-producing properties in the first nine months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2015	2014
Revenues:
Rental and other property revenues	$—	$1,416
	—	1,416
Expenses:
Property operating expenses	2	326
Depreciation	—	155
General and administrative	(4)	65
Total operating expenses	(2)	546

Other income (expense):
Other income	45	(36)
Mortgage and loan interest	—	(357)
Total other income (expenses)	45	(393)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	47	477
Gain on sale of real estate from discontinued operations	—	1,770
Income tax benefit (expense)	(16)	(786)
Income from discontinued operations	$31	$1,461

Comparison of the nine months ended September 30, 2015 to the same period ended 2014:

For the nine months ended September 30, 2015, we reported a net loss applicable to common shares of $7.0 million or $0.81 per diluted earnings per share, as compared to a net income applicable to common shares of $3.8 million or $0.45 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $73.6 million for the nine months ended September 30, 2015. This represents an increase of $18.3 million, as compared to the prior period revenues of $55.3 million. This change, by segment, is an increase in the apartment portfolio of $10.1 million, and an increase in the commercial portfolio of $8.2 million. Within the apartment portfolio there was an increase of $8.3 million in the acquired property portfolio and an increase of $1.8 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging approximately 95%. We have been able to surpass expectations due to the high-quality product offered, the strength of our management team and our commitment to our tenants. Within the commercial portfolio there was an increase of $4.4 million in the acquired property portfolio and increase of $3.9 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties to maintain our existing tenants.

Expense

Property operating expenses were $36.0 million for the nine months ended September 30, 2015. This represents an increase of $7.4 million, as compared to the prior period operating expenses of $28.6 million. This change, by segment, is an increase in the apartment portfolio of $4.8 million, and an increase in the commercial portfolio of $2.6 million. Within the apartment portfolio there was an increase of $3.4 million in the acquired properties portfolio and an increase of $1.4 million in the same property portfolio. Within the commercial portfolio there was an increase of $3.2 million in the acquired properties portfolio and a decrease of $0.6 million in the same store properties.

Depreciation and amortization expenses were $16.3 million for the nine months ended September 30, 2015. This represents an increase of $3.3 million as compared to prior period depreciation of $13.0 million. The majority of this change is in the apartment portfolio related to an increase in the number of properties in the portfolio.

Net income fee decreased $0.4 million for the nine months ended September 30, 2015 as compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees increased $1.1 million for the nine months ended September 30, 2015 as compared to the prior period. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the weighted average of the gross asset value.

Other income (expense)

Interest income was $9.3 million for the nine months ended September 30, 2015. This represents an increase of $0.1 million, as compared to the prior year income of $9.2 million.

Mortgage and loan interest expense was $32.0 million for the nine months ended September 30, 2015. This represents an increase of $6.0 million, as compared to the prior period expense of $26.0 million. The majority of this increase is in the other portfolio and is related to the securing of a new loan in 2015.

Gain on land sales increased for the nine months ended September 30, 2015, as compared to the prior period. In the current period we sold 198.29 acres of land in six transactions for a sales price of $12.0 million and recorded a gain of $5.1 million.

The debt on one income-producing apartment complex, consisting of 200 units, located in Ohio, was settled, which resulted in the property being transferred to the lender. The Company recorded a gain of $0.7 million related to the extinguishment of the debt.

There were no sales of income-producing properties in the first nine months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Revenues:
Rental and other property revenues	$15	$5,328
	15	5,328
Expenses:
Property operating expenses	(346)	2,201
Depreciation	—	664
General and administrative	99	378
Total operating expenses	(247)	3,243

Other income (expense):
Other income	45	(522)
Mortgage and loan interest	(1)	(1,767)
Litigation settlement	—	(250)
Total other income (expenses)	44	(2,539)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	306	(454)
Gain on sale of real estate from discontinued operations	—	14,826
Income tax expense	(107)	(5,030)
Income from discontinued operations	$199	$9,342

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;
•	meet debt service and principal repayment obligations including balloon payments on maturing debt;
•	fund capital expenditures, including tenant improvements and leasing costs;
•	fund development costs not covered under construction loans; and
•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;
•	proceeds from land and income-producing property sales;
•	collection of mortgage notes receivable;
•	collection of receivables from related party companies;
•	refinancing of existing debt; and
•	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2015	2014	Variance
Net cash used in operating activities	$(44,419)	$(10,315)	$(34,104)
Net cash provided by (used in) investing activities	$(120,796)	$2,315	$(123,111)
Net cash provided by (used in) financing activities	$164,972	$(3,801)	$168,773

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2015, and a loss in 2014 and 2013; therefore, it recorded no provision for income taxes.

At September 30, 2015, TCI had a net deferred tax asset of $98.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2015, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$139,033	8.76%	$1,390
Total decrease in TCI’s annual net income			$1,390
Per share			$0.16

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing with a weighted average borrowing rate of 4.03% at September 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 5.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. The following table represents shares repurchased on a monthly basis during the third quarter of 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2015			1,230,535	406,465
July 31, 2015	—	$—	1,230,535	406,465
August 31, 2015	—	$—	1,230,535	406,465
September 30, 2015	—	$—	1,230,535	406,465
Total	—

ITEM 6.

EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).

3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, References, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

3.8	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrant’s Current Report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof).

10.1	Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc., and Pillar Income Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K for event occurring May 2, 2011).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: November 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

