Form 10-K
period 2015-12-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2016-03-30
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $15,447,906 based upon a total of 1,361,049 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 18, 2016, there were 8,717,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. Commission File No. 001-14784

Consolidated Financial Statements of American Realty Investors, Inc. Commission File No. 001-15663

1

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

General

As used herein, the terms “TCI”, “the Company”, “We”, “Our”, or “Us” refer to Transcontinental Realty Investors, Inc. a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol (“ARL”). Subsidiaries of ARL own approximately 80.9% of the Company’s common stock. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock is listed and trades on the New York Stock Exchange under the symbol (“ARL”). We have no employees.

On July 17, 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding. Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes. As of December 31, 2015, TCI owned 81.1% of the outstanding IOT common shares. Shares of IOT common stock are listed and traded on the NYSE MKT under the symbol (“IOT”).

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

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to ARI and IOT.  As the contractual advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  TCI has no employees. Employees of Pillar render services to TCI in accordance with the terms of the Advisory Agreement.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), manages our commercial properties and provides brokerage services. Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   TCI engages third-party companies to lease and manage its apartment properties.

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

At December 31, 2015, our income-producing properties consisted of:

•	Eight commercial properties consisting of five office buildings, two retail properties and one industrial warehouse comprising in aggregate approximately 1.9 million square feet;

•	A golf course comprising approximately 96.09 acres;

•	48 residential apartment communities comprising 7,983 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2015:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alabama	1	168	—	—
Arkansas	4	678	—	—
Colorado	2	260	—	—
Florida	2	153	1	6,722
Kansas	1	320	—	—
Louisiana	2	384	—	—
Mississippi	8	728	—	—
Tennessee	4	708	—	—
Texas-Greater Dallas-Ft Worth	12	2,122	5	1,651,017
Texas-Greater Houston	2	416	1	94,075
Texas-San Antonio	2	468	—	—
Texas-Other	8	1,578	—	—
Wisconsin	—	—	1	122,205
Total	48	7,983	8	1,874,019

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

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction. At December 31, 2015, we had three apartment projects in development. The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion, initial lease-up and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2015, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Eagle Crossing	Dallas, TX	150	$5,255	$21,000
Parc at Mansfield II	Mansfield, TX	99	11,323	11,797
Terra Lago	Rowlett, TX	451	3,329	66,360
Total		700	$19,907	$99,157

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2015, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Date(s) Acquired	Acres	Cost	Primary Intended Use

McKinney, TX	1997-2008	54	$9,264	Mixed use
Dallas, TX	1996-2013	192	36,440	Mixed use
Kaufman County, TX	2008	25	2,547	Multi-family
Farmers Branch, TX	2008	240	29,796	Mixed use
Kaufman County, TX	2011	2,900	46,062	Mixed use
Various	1990-2008	254	12,780	Various
Total Land Holdings		3,665	$136,889

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2015, are discussed below:

Purchases

For the year ended December 31, 2015, the Company acquired five income-producing apartment complexes from third parties in the states of Texas (3), Tennessee (1) and Alabama (1), increasing the total number of units by 990, for a combined purchase price of $82.9 million. In addition, the Company acquired seven income-producing apartment complexes from related parties in the states of Texas (2), Florida (2), Tennessee (1), Mississippi (1), and Kansas (1) increasing the total number of units by 1,155, for a combined purchase price of $30.4 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet, for $16.8 million.

Sales

For the year ended December 31, 2015, the Company sold approximately 579 acres of land located in Texas to independent third parties for a total sales price of $102.9 million. We recorded a total gain of $18.9 million from the sales. In November 2015, the Company sold approximately 88 acres of land located in the U.S. Virgin Islands to an unrelated party. The sale represents most of the development land owned by the Company in the U.S. Virgin Islands. Total cash consideration for the sale was $33.9 million. We recorded a gain of $12.0 million related to the transaction.

In November 2015, the Company entered into a sales contract with an unrelated party.  The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas.  In addition, IOT, ARL and RAI also sold land in this transaction.  Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected.  The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million.  At the closing, the note payable to related parties of $16.1 million was paid off.  Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method.  Under the deposit method, no revenue is recognized and the asset sold remains on the Company’s books until the criteria for full revenue recognition is met.

In addition, one income-producing apartment complex consisting of 200 units located in Ohio was foreclosed upon. The Company recorded a gain of $0.7 million related to the extinguishment of debt.

As of December 31, 2015, the Company has 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2015, we have expended $16.7 million related to the construction or predevelopment of various apartment complexes and capitalized $0.2 million of interest costs.

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

We had total indebtedness at December 31, 2015 of approximately $796.8 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

On December 31, 2015, our portfolio consisted of 57 income-producing properties consisting of 48 apartment complexes totaling 7,983 units, eight commercial properties consisting of five office buildings, two retail centers and one industrial warehouse; and a golf course. In addition, we own or control approximately 3,665 acres of improved and unimproved land for future development or sale. The average annual rental and other property revenue dollar per square foot is $9.97 for the Company’s residential apartment portfolio and $13.22 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	91.70%
Blue Lake Villas I	Waxahachie, TX	186	98.40%
Blue Lake Villas II	Waxahachie, TX	70	100.00%
Breakwater Bay	Beaumont, TX	176	96.60%
Bridgewood Ranch	Kaufman, TX	106	98.10%
Capitol Hill	Little Rock, AR	156	94.90%
Centennial Village	Oak Ridge TN	252	92.10%
Crossing at Opelika	Opelika AL	168	98.80%
Curtis Moore Estates	Greenwood, MS	104	82.70%
Dakota Arms	Lubbock, TX	208	90.40%
David Jordan Phase II	Greenwood, MS	32	81.30%
David Jordan Phase III	Greenwood, MS	40	82.50%
Desoto Ranch	DeSoto, TX	248	96.80%
Falcon Lakes	Arlington, TX	248	98.80%
Heather Creek	Mesquite, TX	200	97.50%
Lake Forest	Houston, TX	240	97.50%
Legacy at Pleasant Grove	Texarkana, TX	208	93.80%
Lodge at Pecan Creek	Denton, TX	192	93.20%
Mansions of Mansfield	Mansfield, TX	208	97.10%
Mission Oaks	San Antonio, TX	228	89.90%
Monticello Estate	Monticello, AR	32	87.50%
Northside on Travis	Sherman, TX	200	98.00%
Oak Hollow	Seguin TX	160	91.30%
Overlook @ Allensville	Sevierville TN	144	97.90%
Parc at Clarksville	Clarksville, TN	168	96.40%
Parc at Denham Springs	Denham Springs, LA	224	92.00%
Parc at Maumelle	Little Rock, AR	240	95.00%
Parc at Metro Center	Nashville, TN	144	99.30%
Parc at Rogers	Rogers, AR	250	98.40%
Residences at Holland Lake	Weatherford TX	208	99.00%
Preserve at Pecan Creek	Denton, TX	192	92.70%
Preserve at Prairie Point	Lubbock, TX	184	96.20%
Riverwalk Phase I	Greenville, MS	32	87.50%
Riverwalk Phase II	Greenville, MS	72	84.70%
Sonoma Court	Rockwall, TX	124	98.40%
Sugar Mill	Baton Rouge, LA	160	100.00%
Toulon	Gautier, MS	240	96.70%
Tradewinds	Midland TX	214	95.30%
Treehouse	Irving, TX	160	98.80%
Villager Apts	Fort Walton FL	33	93.90%
Villas at Park West I	Pueblo, CO	148	95.30%
Villas at Park West II	Pueblo, CO	112	89.30%
Vista Ridge	Tupelo MS	160	98.80%
Vistas of Vance Jackson	San Antonio, TX	240	94.60%
Waterford at Summer Park	Rosenberg TX	196	93.90%
Westwood Apts	Mary Ester FL	120	95.00%
Whispering Pines Apts	Topeka KS	320	95.60%
Windsong	Fort Worth, TX	188	97.30%

	Total Apartment Units/Average Occupancy	7,983	94.39%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	511,902	82.80%
770 South Post Oak	Houston, TX	94,075	93.68%
Browning Place (Park West I)	Farmers Branch, TX	625,264	65.39%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,234	93.54%
	Total Office Buildings	1,567,287

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	92.28%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
	Total Retail Centers	128,927

Industrial Warehouses	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses	177,805

	Total Commercial Square Footage	1,874,019

Golf Course	Location	Acres
Mahogany Run Golf Course	St. Thomas, U.S. Virgin Islands	96.09
	Total Golf Course	96.09

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2016	310,113	2,262,800	$7.30	17.4%	10.4%
2017	100,937	793,234	$7.86	5.7%	3.7%
2018	131,030	2,315,243	$17.67	7.4%	10.7%
2019	253,434	3,509,802	$13.85	14.2%	16.2%
2020	95,665	1,720,438	$17.98	5.4%	7.9%
2021	105,507	1,990,258	$18.86	5.9%	9.2%
2022	165,769	4,235,995	$25.55	9.3%	19.6%
2023	154,106	1,909,772	$12.39	8.7%	8.8%
2024	40,322	599,950	$14.88	2.3%	2.8%
Thereafter	107,770	2,318,715	$21.52	6.1%	10.7%
Total	1,464,653	$21,656,207		82.4%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2015, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	3.46
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna Ventures	Farmers Branch, TX	26.71
Manhattan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	17.99
McKinney Ranch	Collin County, TX	35.92
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Senlac	Farmers Branch, TX	8.49
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Waco Swanson	Waco, TX	21.58
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,900.00
	Total Land/Development	3,284.51

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	15.52
LaDue	Farmers Branch, TX	8.01
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Walker/Cummings	Dallas County, TX	82.59
Whorton	Bentonville, AR	64.44
	Total Land Subject to Sales Contract	380.92

	Total Land	3,665.43

ITEM 3.	LEGAL PROCEEDINGS

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

         As a result of a final Memorandum Opinion and Order issued by the court on January 25, 2016, all claims alleged by the plaintiff against TCI and  IOT have been dismissed.

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

TCI’s Common stock is listed and traded on the NYSE under the symbol “TCI”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2015		2014
	High	Low	High	Low
First Quarter	$12.12	$9.50	$17.50	$8.80
Second Quarter	$12.60	$9.50	$17.28	$11.70
Third Quarter	$14.75	$9.85	$14.76	$9.44
Fourth Quarter	$13.47	$8.05	$13.90	$9.00

On March 11, 2016, the closing price of TCI’s common stock as reported on the NYSE was $11.03 per share, and was held by approximately 2,999 holders of record.

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the board determined not to pay any dividends on common stock in 2015, 2014 or 2013. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s Common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased during the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

TRANSCONTINENTAL REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$102,220	$75,858	$77,351	$78,378	$70,888
Total operating expenses	92,919	75,087	82,722	69,157	103,972
Operating income (loss)	9,301	771	(5,371)	9,221	(33,084)
Other expenses	(36,095)	(17,613)	(36,626)	(20,661)	(29,009)
Loss before gain on land sales, non-controlling interest, and taxes	(26,794)	(16,842)	(41,997)	(11,440)	(62,093)
Gain (loss) on land sales	18,911	561	(1,073)	6,935	16,970
Income tax benefit (expense)	(517)	20,390	40,949	(1,260)	(518)
Net income (loss) from continuing operations	(8,400)	4,109	(2,121)	(5,765)	(45,641)
Net income (loss) from discontinuing operations	896	37,868	61,630	(2,339)	(962)
Net income (loss)	(7,504)	41,977	59,509	(8,104)	(46,603)
Net (income) loss attributable to non-controlling interest	(132)	(399)	(979)	(220)	282
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(7,636)	41,578	58,530	(8,324)	(46,321)
Preferred dividend requirement	(900)	(1,005)	(1,110)	(1,112)	(1,110)
Net income (loss) applicable to common shares	$(8,536)	$40,573	$57,420	$(9,436)	$(47,431)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(1.08)	$0.32	$(0.50)	$(0.84)	$(5.55)
Income (loss) from discontinued operations	0.10	4.42	7.33	(0.28)	(0.11)
Net income (loss) applicable to common shares	$(0.98)	$4.74	$6.83	$(1.12)	$(5.66)
Weighted average common share used in computing earnings per share	8,717,767	8,559,370	8,413,469	8,413,469	8,370,729

Earnings per share - diluted
Income (loss) from continuing operations	$(1.08)	$0.32	$(0.50)	$(0.84)	$(5.55)
Income (loss) from discontinued operations	0.10	4.42	7.33	(0.28)	(0.11)
Net income (loss) applicable to common shares	$(0.98)	$4.74	$6.83	$(1.12)	$(5.66)
Weighted average common share used in computing diluted earnings per share	8,717,767	8,559,370	8,413,469	8,413,469	8,370,729

BALANCE SHEET DATA
Real estate, net	$844,019	$689,121	$695,802	$896,950	$988,339
Notes and interest receivable, net	69,551	83,457	67,907	59,098	77,371
Total assets	1,110,204	930,405	897,671	1,045,344	1,160,324
Notes and interest payables	779,434	608,917	602,845	808,043	884,305
Stockholders’ equity	225,055	233,448	191,570	133,129	141,284
Book value per share	25.82	27.27	22.77	15.82	16.88

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2015 we acquired $130 million and sold $118 million of land and income-producing properties. As of December 31, 2015, we owned 7,983 units in 48 residential apartment communities, eight commercial properties comprising approximately 1.9 million rentable square feet, and a golf course. In addition, we own 3,665 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 48 and 35 multifamily residential properties located throughout the United States at December 31, 2015 and December 31, 2014, respectively, ranging from 32 units to 320 units. Assets totaling $384.5 million and $362.3 million at December 31, 2015 and 2014, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Transfers to or from our parent, ARL, or other related parties reflect a basis equal to the cost basis in the asset at the time of the sale.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. Fair value is determined by a recent appraisal, comparable based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their face value.

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

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing. Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt, if appropriate, and property operations, remained on the books of the Company. We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up (80% or more) and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income-producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented. The other segment consists of revenue and operating expenses related to the notes receivable and corporate entities.

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2015, 2014, and 2013 as included in Item 8. “Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2015, 2014 and 2013, we owned or had interests in a portfolio of 57, 45 and 45 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year-end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2015 for the year presented. The table below shows the number of income-producing properties held by year:

	2015	2014	2013

Continued operations	57	44	39
Sales subsequent to year end	—	1	6
Total property portfolio	57	45	45

Comparison of the year ended December 31, 2015 to the same year ended 2014:

For the twelve months ended December 31, 2015, we reported net loss applicable to common shares of ($8.5) million or ($0.98) per diluted earnings per share, as compared to a net income applicable to common shares of $40.6 million or $4.74 per diluted earnings per share for the same year ended 2014. The current year net loss applicable to common shares of ($8.5) million includes gain on land sales of $18.9 million and net income from discontinued operations of $.9 million, as compared to the prior year net income applicable to common shares of $40.6 million which includes gain on land sales of $0.6 million and net income from discontinued operations of $37.9 million.

Revenues

Rental and other property revenues were $102.2 million for the twelve months ended December 31, 2015. This represents an increase of $26.3 million, as compared to the prior year revenues of $75.9 million. This increase in revenues is mainly due to the addition of several properties to the apartment portfolio and the commercial portfolio. The change by segment is reflected in an increase in the apartment portfolio of $16.1 million and an increase in the commercial portfolio of $10.2 million. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 94% and increasing rental rates. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. The increase in the commercial segment is due to a high rise in the occupancy rate of the commercial complexes, in 2015 the average occupancy rate was over 86%. Our commercial portfolio is performing significantly better than in previous periods and we anticipate that it will continue to improve as the Company has been successful in attracting high-quality tenants and expects to continue to see the benefits of those new leases in the future. We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $52.3 million for the twelve months ended December 31, 2015. This represents an increase of $12.9 million, as compared to the prior year operating expenses of $39.4 million. This change, by segment, is an increase in the apartment portfolio of $8.3 million and an increase in the commercial portfolio of $4.6 million. Within the apartment portfolio there was an increase of $5.9 million in the acquired properties portfolio and an increase of $2.4 million in the same property portfolio. Within the commercial portfolio there was an increase of $3.6 million in the acquired properties portfolio and an increase of $1.0 million in the same store properties. The increase in the apartment portfolio was due to the acquisition of new properties throughout the year. The increase in the commercial portfolio was due to an acquisition of a property within the year and an increase in real estate taxes.

Depreciation and amortization expenses were $21.3 million for the twelve months ended December 31, 2015. This represents an increase of $3.9 million as compared to prior year depreciation of $17.4 million. Within the apartment and commercial portfolios, the majority of this change is due to the acquisition of new properties and an increase in tenant improvements and repairs projects.

General and administrative expenses were $5.5 million dollars for the twelve months ended December 31, 2015. This represents a decrease of $1.7 million, as compared to the prior year general and administrative expenses of $7.2 million. This change is mainly due to a decrease in the other portfolio of $1.6 million resulting from a decrease in franchise taxes.

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $5.3 million for the year ended December 31, 2015. There was no provision for impairment expense in the prior year. For the year ended the Company provided an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment relates to the decision to sell the development parcels in the U.S. Virgin Islands and the resultant decrease in the estimated fair value of the remaining assets.

Net income fee was $.2 million for the twelve months ended December 31, 2015. This represents a decrease of $3.5 million, as compared to the prior year net income fee of $3.7 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $8.4 million for the twelve months ended December 31, 2015. This represents an increase of $1.0 million, as compared to the prior year advisory fees of $7.4 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $10.7 million for the twelve months ending December 31, 2015. This represents a decrease of $1.5 million, as compared to the prior year interest income of $12.2 million dollars. This decrease is due to the recognition of uncollectable interest on a note receivable in the prior year.

Mortgage and loan interest expense was $41.6 million for the twelve months ended December 31, 2015. This represents an increase of $10.7 million, as compared to the prior year expense of $30.9 million. This change, by segment, is an increase in the apartment portfolio of $2.2 million, an increase in the commercial portfolio of $1.2 million and an increase in the other portfolio of $7.3 million. Within the apartment and commercial portfolios, the majority of the increase is due to the acquisition of new properties, offset by loan refinancings at lower rates. Within the other portfolio, the increase is due to incurring new mezzanine debt obligations.

Loan charges and prepayment penalties were $5.0 million for the twelve months ended December 31, 2015. This represents an increase of $2.2 million, as compared to the prior year expense of $2.8 million. This change is mainly due to refinancing and prepayment penalties made on some of our existing loans.

Litigation settlement expenses were $0.4 million for the twelve months ended December 31, 2015. This represents an increase of $3.9 million, as compared to the prior year credit of $3.6 million. This variance is due to the settlement of a debt resulting in a gain of $3.5 million in the prior year.

Gain on land sales was $18.9 million for the twelve months ended December 31, 2015. In the current year we sold 578.8 acres land in six transactions for a sales price of $102.9 million and recorded a gain of $18.9 million.

Discontinued Operations

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January1, 2015. There were no sales in 2015 that qualify for discontinued operations.

Discontinued operations prior to January 2015 relate to properties that were either sold or held for sale as of the respective year end. The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Revenues:
Rental and other property revenues	$355	$5,612
	355	5,612
Expenses:
Property operating expenses	(345)	2,350
Depreciation	—	751
General and administrative	99	515
Total operating expenses	(246)	3,616

Other income (expense):
Other income (expense)	45	(508)
Mortgage and loan interest	(2)	(3,204)
Loan charges and prepayment penalties	—	(1,656)
Earnings from unconsolidated subsidiaries and investees	—	1
Litigation settlement	—	(250)
Total other expenses	43	(5,617)

Loss from discontinued operations before gain on sale of real estate and taxes	644	(3,621)
Gain on sale of real estate from discontinued operations	735	61,879
Income tax expense	(483)	(20,390)
Income from discontinued operations	$896	$37,868

Comparison of the year ended December 31, 2014 to the same year ended 2013:

For the twelve months ended December 31, 2014, we reported net income applicable to common shares of $40.6 million or $4.74 per diluted earnings per share, as compared to a net income applicable to common shares of $57.4 million or $6.83 per diluted earnings per share for the same year ended 2013. The 2014 net income applicable to common shares of $40.6 million includes loss on land sales of $1.0 million, , net income from discontinued operations of $37.9 million, with no provisions on the impairment of note receivable and real estate assets in 2014, as compared to the prior year net income applicable to common shares of $57.4 million, which includes loss on land sales of $1.1 million, net income from discontinued operations of $61.6 million, and provisions on the impairment of notes receivable and real estate assets of $11.3 million.

Revenues

Rental and other property revenues were $75.9 million for the twelve months ended December 31, 2014. This represents a decrease of $1.5 million, as compared to the prior year revenues of $77.4 million. This change, by segment, is an increase in the apartment portfolio of $2.4 million, offset by a decrease in the commercial portfolio of $3.8 million and a decrease in the other portfolio of $0.1 million. Within the apartment portfolio, the increase is due primarily to increased rental rates and occupancy. Our apartment portfolio continues to thrive in the current economic conditions. Within the commercial portfolio, the same properties decreased by $3.8 million related to some larger square-foot tenants down-sizing or moving out. We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $39.5 million for the twelve months ended December 31, 2014. This represents an increase of $2.8 million, as compared to the prior year operating expenses of $36.7 million. This change, by segment, is an increase in the apartment portfolio of $1.2 million, an increase in the commercial portfolio of $1.4 million, and an increase in the land portfolio by $0.2 million. Within the apartment portfolio, the majority of the increase was due to tax refunds received for several properties in the prior year, an increase in real estate taxes, as well as some non-recurring repair projects completed in 2014. In the commercial segment, the increase was due to an increase in occupancy as well as tax refunds received in the prior year. Within the land portfolio, the increase was mainly due to an increase in real estate taxes and professional services.

Depreciation expense was $17.4 million for the twelve months ended December 31, 2014. This represents an increase of $1.6 million, as compared to the prior year expense of $15.8 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $7.2 million for the twelve months ended December 31, 2014. This represents an increase of $0.9 million, as compared to the prior year expenses of $6.3 million. This change, by segment, is a decrease in the land portfolio of $0.6 million and an increase in the other portfolio of $1.5 million.

There was no provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets for the year ended December 31, 2014. This was a decrease of $11.3 million as compared to the prior year expense of $11.3 million. In the prior year, impairment was recorded as an additional loss in the commercial and land portfolios. In our commercial segment, an impairment reserve of $9.6 million was taken to adjust for the appraised value of the building. In our land portfolio, an impairment of $1.5 million was taken based on a potential sale of land at a value lower than book basis. The remaining $0.2 million in impairment reserves were related to provisions for losses taken to our notes receivable.

Net income fee was $3.7 million for the twelve months ended December 31, 2014. This represents an decrease of $0.4 million, as compared to the prior year net income fee of $4.1 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

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

Mortgage and loan interest expense was $28.4 million for the twelve months ended December 31, 2014. This represents a decrease of $1.3 million, as compared to the prior year expense of $29.7 million. This change by segment, is a decrease in the apartment portfolio of $0.9 million and a decrease in the land portfolio of $1.6 million, offset by an increase in the other portfolio of $1.1 million and an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease is due to the refinances closed with long-term, low interest rates. The decrease in the land portfolio relates to principal payments made during the prior years, thereby requiring less future interest to be paid on debt obligations. Within the other portfolio, the majority of the increase is due to the securing of a new loan in 2014, offset by a decrease in the interest owed to our Advisor.

Loan charges and prepayment penalties were $2.8 million for the twelve months ended December 31, 2014. This represents a decrease of $2.4 million, as compared to the prior year expense of $5.2 million. There were fewer refinances completed in 2014 than in the prior year.

Litigation settlement expenses were a credit of $3.6 million for the twelve months ended December 31, 2014. This represents a decrease of $23.9 million, as compared to the prior year expense of $20.3 million. The majority of the credit to the 2014 litigation expense is due to the settlement with the lender relating to a commercial property in which the balance in the amount of $3.5 million was forgiven. Matters were settled in the prior year in order to avoid future litigation and legal expenses.

Gain on land sales was $0.6 million for the twelve months ended December 31, 2014. In 2014, we sold 76.3 acres of land in six transactions for an aggregate sales price of $8.1 million and recorded a gain of $0.6 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 5 and 19 income-producing properties as of 2014 and 2013, respectively. The prior periods’ discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2014. In 2014 we sold three apartment complexes and two commercial buildings. In 2013 we sold 11 apartment complexes and four commercial properties. The operations related to these properties sold are reclassified to prior years discontinued operations. The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2014	2013
Revenues:
Rental and other property revenues	$5,612	$34,922
	5,612	34,922
Expenses:
Property operating expenses	2,350	16,480
Depreciation	751	5,563
General and administrative	515	950
Total operating expenses	3,616	22,993

Other income (expense):
Other income	(508)	44
Mortgage and loan interest	(3,204)	(11,097)
Loan charges and prepayment penalties	(1,656)	(3,245)
Earnings from unconsolidated subsidiaries and investees	1	30
Litigation settlement	(250)	(250)
Total other expenses	(5,617)	(14,518)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,621)	(2,589)
Gain on sale of real estate from discontinued operations	61,879	97,405
Income tax benefit (expense)	(20,390)	(33,186)
Income (loss) from discontinued operations	$37,868	$61,630

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash as of December 31, 2015, along with cash that will be generated in 2016 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2015	2014	Variance

Net cash used in operating activities	$(50,919)	$(29,382)	$(21,537)
Net cash provided by (used in) investing activities	$(139,823)	$28,904	$(168,727)
Net cash provided by (used in) financing activities	$193,712	$(3,407)	$197,119

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. We received more proceeds from land sales in the current period than in the prior period. In addition, we acquired 12 residential properties and one commercial property.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The proceeds from new financings in the current period allowed us to pay down more debt, as compared to the prior period. Additionally, proceeds from land sales were used to retire debt obligations.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2015, are shown in the table below (dollars in thousands):

	Total	2016	2017	2018-2020	Thereafter
Long-term debt obligation (1)	$1,241,510	$113,893	$56,198	$290,735	$780,684
Capital lease obligation	—	—	—	—	—
Operating lease obligation	18,059	278	284	887	16,610
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$1,259,569	$114,171	$56,482	$291,622	$797,294

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

As of December 31, 2015, our $796.8 million debt portfolio consisted of approximately $758.7 million of fixed-rate debt and approximately $38.1 million of variable-rate debt with interest rates ranging from 4.75% to 6.50%. Our overall weighted average interest rate at December 31, 2015 and 2014 was 4.54% and 4.72%, respectively.

TCI’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. TCI’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2016 than they did during 2015, TCI’s interest expense would increase and net income would decrease by $0.4 million. This amount is determined by considering the impact of hypothetical interest rates on TCI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in TCI’s financial structure.

The following table contains only those exposures that existed at December 31, 2015. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Assets
Market securities at fair value							$—
Note Receivable
Variable interest rate - fair value							$—
Instruments’ maturities	$—	$—	$—	$—	$—	$—	$—
Instruments’ amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$66,818
Instruments’ maturities	$503	$2,644	$11,645	$496	$5,907	$45,623	$66,818
Instruments’ amortization	—	—	—	—	—	—	—
Interest	7,958	7,882	7,566	6,232	5,506	65,697	100,841
Average Rate	12.00%	11.89%	11.88%	11.98%	10.68%	12.00%

	2016	2017	2018	2019	2020	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$38,159
Instruments’ maturities	$25	$1,298	$—	$—	$—	$—	$1,323
Instruments’ amortization	34,158	2,678	—	—	—	—	36,836
Interest	893	98	—	—	—	—	991
Average Rate	5.68%	6.43%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$758,687
Instruments’ maturities	$8,783	$2,642	$29,594	$20,313	$115,495	$36,149	$212,976
Instruments’ amortization	36,560	16,963	14,296	14,310	11,875	451,707	545,711
Interest	33,474	32,520	31,546	29,424	23,883	292,827	443,674
Average Rate	6.34%	6.28%	6.39%	6.52%	5.68%	3.72%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of Transcontinental Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Transcontinental Realty Investors, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Transcontinental Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcontinental Realty Investors, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, Pc

Richardson, Texas

March 30, 2016

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$935,635	$781,794
Real estate subject to sales contracts at cost, net of depreciation ($0 in 2015 and $2,300 in 2014)	47,192	20,395
Less accumulated depreciation	(138,808)	(113,068)
Total real estate	844,019	689,121
Notes and interest receivable
Performing (including $64,181 in 2015 and $77,853 in 2014 from related parties)	71,376	84,863
Non-Performing	—	584
Less allowance for estimated losses (including $1,825 in 2015 and $1,825 in 2014 from related parties)	(1,825)	(1,990)
Total notes and interest receivable	69,551	83,457
Cash and cash equivalents	15,171	12,201
Restricted cash	44,060	48,238
Investments in unconsolidated subsidiaries and investees	5,243	1,543
Receivable from related party	90,515	58,404
Other assets	41,645	37,441
Total assets	$1,110,204	$930,405

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$772,636	$588,749
Notes related to assets held for sale	376	1,552
Notes related to subject to sales contracts	6,422	18,616
Deferred revenue (including $50,645 in 2015 and $51,356 in 2014 from related parties)	71,021	51,356
Accounts payable and other liabilities (including $3,060 in 2015 and $4,909 in 2014 from related parties)	34,694	36,684
	885,149	696,957

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares, issued and outstanding zero shares in 2015 and 2014 (liquidation preference $100 per share). Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2015 and 2014 (liquidation preference $100 per share)	1	1
Common Stock, $0.01 par value, authorized 10,000,000 shares, issued 8,717,967 shares in 2015 and 2014 and outstanding 8,717,767 in 2015 and 2014	87	87
Treasury stock at cost, 200 shares in 2015 and 2014	(2)	(2)
Paid-in capital	270,749	271,649
Retained earnings	(64,087)	(56,451)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	206,748	215,284
Non-controlling interest	18,307	18,164
Total shareholders’ equity	225,055	233,448
Total liabilities and shareholders’ equity	$1,110,204	$930,405

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $726, $701 and $670 for the year ended 2015, 2014 and 2013, respectively, from related parties)	$102,220	$75,858	$77,351

Expenses:
Property operating expenses (including $740, $606 and $661 for the year ended 2015, 2014 and 2013, respectively, from related parties)	52,257	39,484	36,669
Depreciation and amortization	21,299	17,398	15,842
General and administrative (including $3,105, $2,802 and $2,765 for the year ended 2015, 2014 and 2013, respectively, from related parties)	5,508	7,163	6,308
Provision on impairment of notes receivable and real estate assets	5,300	—	11,320
Net income fee to related party	187	3,669	4,089
Advisory fee to related party	8,368	7,373	8,494
Total operating expenses	92,919	75,087	82,722
Net operating income (loss)	9,301	771	(5,371)
Other income (expense):
Interest income (including $10,071, $11,469 and $13,823 for the year ended 2015, 2014 and 2013, respectively, from related parties)	10,687	12,194	13,790
Other income	71	403	7,847
Mortgage and loan interest (including $0, $31, and $1,761 for the year ended 2015, 2014 and 2013, respectively, from related parties)	(41,586)	(30,877)	(32,276)
Loan charges and prepayment penalties	(4,955)	(2,804)	(5,219)
Gain (loss) on the sale of investments	(1)	(92)	(283)
Income (loss) from unconsolidated joint ventures and investees	41	(28)	(172)
Litigation settlement	(352)	3,591	(20,313)
Total other expenses	(36,095)	(17,613)	(36,626)
Loss before gain (loss) on land sales, non-controlling interest, and taxes	(26,794)	(16,842)	(41,997)
Gain (loss) on land sales	18,911	561	(1,073)
Net loss from continuing operations before taxes	(7,883)	(16,281)	(43,070)
Income tax benefit (expense)	(517)	20,390	40,949
Net income (loss) from continuing operations	(8,400)	4,109	(2,121)
Discontinued operations:
Net income (loss) from discontinued operations	644	(3,621)	(2,589)
Gain on sale of real estate from discontinued operations	735	61,879	97,405
Income tax benefit (expense) from discontinued operations	(483)	(20,390)	(33,186)
Net income (loss) from discontinued operations	896	37,868	61,630
Net income (loss)	(7,504)	41,977	59,509
Net income (loss) attributable to non-controlling interest	(132)	(399)	(979)
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(7,636)	41,578	58,530
Preferred dividend requirement	(900)	(1,005)	(1,110)
Net income (loss) applicable to common shares	$(8,536)	$40,573	$57,420

Earnings per share - basic
Net income (loss) from continuing operations	$(1.08)	$0.32	$(0.50)
Net income (loss) from discontinued operations	0.10	4.42	7.33
Net income (loss) applicable to common shares	$(0.98)	$4.74	$6.83

Earnings per share - diluted
Net income (loss) from continuing operations	$(1.08)	$0.32	$(0.50)
Net income (loss) from discontinued operations	0.10	4.42	7.33
Net income (loss) applicable to common shares	$(0.98)	$4.74	$6.83

Weighted average common shares used in computing earnings per share	8,717,767	8,559,370	8,413,469
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,559,370	8,413,469

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(8,532)	$3,710	$(3,100)
Net income (loss) from discontinued operations	896	37,868	61,630
Net income (loss)	$(7,636)	$41,578	$58,530

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2015

(dollars in thousands)

		Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling
	Total	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2012	$133,129	$(159,156)	$1	8,413,669	$84	$(2)	$272,774	$(156,559)	$—	$16,831
Series C preferred stock dividends (7.0% per year)	(210)	—	—	—	—	—	(210)	—	—	—
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—	—
Net income (loss)	59,509	59,509	—	—	—	—	—	58,530	—	979
Sale of controlling interest	56	—	—	—	—	—	56	—	—	—
Distributions to non-controlling interests	(14)	—	—	—	—	—	—	—	—	(14)
Balance, December 31, 2013	$191,570	$(99,647)	$1	8,413,669	$84	$(2)	$271,720	$(98,029)	$—	$17,796
Series C preferred stock dividends (7.0% per year)	(106)	—	—	—	—	—	(106)	—	—	—
Series D preferred stock dividends (9.0% per year)	(899)	—	—	—	—	—	(899)	—	—	—
Net income (loss)	41,977	41,977	—	—	—	—	—	41,578	—	399
Issuance of common stock	937	—	—	304,298	3	—	934	—	—	—
Distributions to non-controlling interests	(31)	—	—	—	—	—	—	—	—	(31)
Balance, December 31, 2014	$233,448	$(57,670)	$1	8,717,967	$87	$(2)	$271,649	$(56,451)	$—	$18,164
Series D preferred stock dividends (9.0% per year)	(900)	—	—	—	—	—	(900)	—	—	—
Net income (loss)	(7,504)	(7,504)	—	—	—	—	—	(7,636)	—	132
Contributions from non-controlling interests	11	—	—	—	—	—	—	—	—	11
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$—	$18,307

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(7,504)	$41,977	$59,509
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(18,911)	(561)	1,073
Gain on sale of income producing properties	(735)	(61,879)	(97,405)
Depreciation and amortization	21,299	18,150	21,404
Provision on impairment of notes receivable and real estate assets	5,300	—	11,320
Amortization of deferred borrowing costs	2,684	3,970	1,349
Earnings from unconsolidated subsidiaries and investees	(132)	298	142
(Increase) decrease in assets:
Accrued interest receivable	586	7,648	(8,432)
Other assets	4,204	2,784	(1,443)
Prepaid expense	(13,615)	(1,995)	(1,722)
Escrow	2,684	(16,733)	3,625
Earnest money	(905)	(420)	(310)
Rent receivables	2,104	(1,486)	2,445
Increase (decrease) in liabilities:
Accrued interest payable	(710)	104	(5,262)
Related party payables	(40,153)	(6,024)	(62,437)
Other liabilities	(7,115)	(15,215)	9,449
Net cash used in operating activities	(50,919)	(29,382)	(66,695)

Cash Flow From Investing Activities:
Proceeds from notes receivables	10,669	12,504	—
Originations of notes receivables	(18,055)	(35,430)	(458)
Acquisition of land held for development	—	(2,604)	(83)
Acquisition of income producing properties	(207,313)	(78,557)	—
Proceeds from sales of income producing properties		135,074	261,495
Proceeds from sale of land	107,299	8,777	13,671
Investment in unconsolidated real estate entities	(596)	(144)	3,600
Improvement of land held for development	(6,158)	(3,137)	(399)
Improvement of income producing properties	(8,952)	(4,563)	(7,681)
Sale of controlling interest	—	—	56
Construction and development of new properties	(16,717)	(3,016)	(1,152)
Net cash provided by (used in) investing activities	(139,823)	28,904	269,049

Cash Flow From Financing Activities:
Proceeds from notes payable	403,309	178,514	202,535
Recurring amortization of principal on notes payable	(15,545)	(21,352)	(15,761)
Payments on maturing notes payable	(186,128)	(153,595)	(386,710)
Deferred financing costs	(7,035)	(6,875)	1,791
Distributions to non-controlling interests	11	(31)	(14)
Common stock issuance	—	937	—
Preferred stock dividends - Series C	—	(106)	(210)
Preferred stock dividends - Series D	(900)	(899)	(900)
Net cash provided by (used in) financing activities	193,712	(3,407)	(199,269)

Net increase (decrease) in cash and cash equivalents	2,970	(3,885)	3,085
Cash and cash equivalents, beginning of period	12,201	16,086	13,001
Cash and cash equivalents, end of period	$15,171	$12,201	$16,086

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,787	$30,110	$37,776

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2015	2014	2013
	(dollars in thousands)

Net income (loss)	$(7,504)	$41,977	$59,509
Comprehensive income attributable to non-controlling interest	(132)	(399)	(979)
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(7,636)	$41,578	$58,530

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

Certain balances for 2014 and 2013 have been reclassified to conform to the 2015 presentation.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business. TCI, a Nevada corporation, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).

TCI is a “C” corporation for U.S. federal income tax purposes and files an annual consolidated income tax return with American Realty Investors, Inc. ("ARL"), whose common stock is traded on the NYSE under the symbol (“ARL”). Subsidiaries of ARL own approximately 80.90% of the Company’s common stock.

In 2009, the Company acquired an additional 2,518,934 shares of common stock of Income Opportunity Realty Investors, Inc. (“IOT”), and in doing so, increased its ownership from approximately 25% to over 80% of the shares of common stock of IOT outstanding. Upon acquisition of the additional shares in 2009, IOT’s results of operations began consolidating with those of the Company for tax and financial reporting purposes. As of December 31, 2015, TCI owned 81.1% of the outstanding IOT common shares. Shares of IOT are traded on the New York Euronext Exchange (“NYSE MKT”) under the symbol (“IOT”).

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

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), manages our commercial properties and provides brokerage services. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”. TCI engages third-party companies to lease and manage its apartment properties.

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2015, we owned 48 residential apartment communities comprising of 7,983 units, eight commercial properties comprising an aggregate of approximately 1.9 million rentable square feet, an investment in 3,665 acres of undeveloped and partially developed land, and a golf course comprising of approximately 96 acres.

Basis of presentation. The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 48 and 35 multifamily residential properties located throughout the United States at December 31, 2015 and December 31, 2014, respectively, ranging from 32 units to 320 units. Assets totaling $384.5 million and $362.3 million at December 31, 2015 and 2014, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing. Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt, if appropriate, and property operations, remained on the books of the Company. We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Concentration of credit risk. The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2015 and 2014, the Company maintained balances in excess of the insured amount.

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

Income taxes. The Company is a “C” corporation” for U.S. federal income tax purposes. The Company and the rest of the ARL group are included in the MRHI, consolidated group for tax purposes. TCI is a member of a tax sharing agreement that specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

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

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases” was issued. This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE 2.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2015	2014

Apartments	$626,141	$452,631
Apartments under construction	18,229	1,512
Commercial properties	201,567	179,171
Land held for development	89,697	148,480
Real estate held for sale	—	—
Real estate subject to sales contract	47,192	22,695
Total real estate, at cost, less impairment	982,827	804,489
Less accumulated deprecation	(138,808)	(115,368)
Total real estate, net of depreciation	$844,019	$689,121

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

Provision for Impairment

For the year ended December 31, 2015, the Company provided an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment relates to the decision to sell the development parcels in the U.S. Virgin Islands and the resultant decrease in the estimated fair value of the remaining assets. There was no provision for impairment for the year ended December 31, 2014. In 2013, impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $1.5 million and the remaining $0.2 million was related to a provision for losses taken on our notes receivable. A recent appraisal done during the refinance of an office building in Dallas, Texas, resulted in a fair value lower than book basis. The impairment in our land portfolio was due to a potential sale of land at a value lower than book basis.

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

		Fair Value Measurements Using (dollars in thousands):
December 31, 2015	Fair Value	Level 1	Level 2		Level 3

Commercial	$3,000	$—	$	---	$3,000

A commercial property (golf course) with a carrying value of approximately $8.3 million was written down to its fair value of $3.0 million resulting in an impairment change of $5.3 million. The method used to determine fair value was an analysis of the discounted cash flow of the asset.

There was no provision for impairment for the year ended December 31, 2014.

		Fair Value Measurements Using (dollars in thousands):
December 31, 2013	Fair Value	Level 1	Level 2	Level 3

Land	$849	$—	$849	$—
Commercial	$26,194	$—	$26,194	$—

Land with a carrying amount of $2.4 million was written down to its fair value of $0.8 million resulting in an impairment charge of $1.5 million in 2013. The method used to determine the fair value was to take the debt balance on the collateralized acres plus the book value of the uncollateralized acres.

A commercial building with a carrying amount of $35.8 million was written down to its fair value of $26.2 million resulting in an impairment charge of $9.6 million in 2013. The Level 2 input used to determine the fair value above was a third party appraisal.

The following is a brief description of the most significant property acquisitions and sales in 2015:

Purchases

For the year ended December 31, 2015, the Company acquired five income-producing apartment complexes from third parties in the states of Texas (3), Tennessee (1) and Alabama (1), increasing the total number of units by 990, for a combined purchase price of $82.9 million. In addition, the Company acquired seven income-producing apartment complexes from related parties in the states of Texas (2), Florida (2), Tennessee (1), Mississippi (1), and Kansas (1) increasing the total number of units by 1,155, for a combined purchase price of $30.4 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet, for $16.8 million.

Sales

For the year ended December 31, 2015, the Company sold approximately 579 acres of land located in Texas to independent third parties for a total sales price of $102.9 million. We recorded a total gain of $18.9 million from the sales. In November 2015, the Company sold approximately 88 acres of land located in the U.S. Virgin Islands to an unrelated party. The sales represents most of the development land owned by the Company in the U.S. Virgin Islands. Total cash consideration for the sale was $33.9 million. We recorded a gain of $12.1 million related to the transaction.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, IOT, ARL and RAI also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected.  The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition is met.

In addition, one income-producing apartment complex consisting of 200 units located in Ohio was foreclosed upon. The Company recorded a gain of $0.7 million related to the extinguishment of debt.

As of December 31, 2015, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 3.	NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity (dollars in thousands).

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Other related party notes (1)	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	496	Various secured interests
Other non-related party notes	Various	Various	503	Various unsecured interests
Accrued interest			4,558
Total Performing			$71,376

Allowance for estimated losses			(1,825)
Total			$69,551

(1)	Related party notes

As of December 31, 2015, the obligors on $62.4 million or 89.7% of the mortgage notes receivable portfolio were due from related entities. The Company recognized $6.7 million of interest income from these related party notes receivables.

As of December 31, 2015, none of the mortgage notes receivable portfolio were non-performing.

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

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and decreased in 2015. The decreases in both 2015 and 2014 were due to a fully reserved note in each year that was written off. The table below shows our allowance for estimated losses (dollars in thousands):

	2015	2014	2013

Balance January 1,	$1,990	$2,262	$2,262
Decrease in provision	(165)	(272)	—
Balance December 31,	$1,825	$1,990	$2,262

NOTE 5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

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

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2015	2014	2013
American Realty Investors, Inc. (1)	0.90%	1.00%	1.99%

(1)	Unconsolidated investment in parent company

Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method. Accordingly, the investment is carried at cost, adjusted for the company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations of ARL (dollars in thousands):

	For the Twelve Months Ended December 31,
Unconsolidated Subsidiaries	2015	2014	2013
Real estate, net of accumulated depreciation	$14,232	$15,460	$11,944
Notes Receivable	50,692	50,909	68,909
Other assets	127,497	128,635	128,945
Notes payable	(25,233)	(50,048)	(56,103)
Other liabilities	(98,440)	(80,904)	(91,099)
Shareholders’ equity/partners’ capital	(68,748)	(64,052)	(62,596)

Rents and interest and other income	$11,990	$12,427	$11,372
Depreciation	(192)	(285)	(285)
Operating expenses	(4,414)	(6,983)	(14,162)
Gain on land sales	2,737	—	618
Interest expense	(5,936)	(7,144)	(7,173)
Income (loss) from continuing operations	4,185	(1,985)	(9,630)
Income (loss) from discontinued operations	1	64	(15)
Net income (loss)	$4,186	$(1,921)	$(9,645)

Company’s proportionate share of income (loss) (1)	$38	$(19)	$(192)

(1)	Income (loss) represents continued and discontinued operations

NOTE 6.	NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2015 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$507,498	$1,499	$508,997
Apartments under construction	$11,139	$—	11,139
Commercial	109,269	509	109,778
Land	32,818	116	32,934
Real estate subject to sales contract	5,953	469	6,422
Mezzanine financing	122,900	—	122,900
Other	7,269	—	7,269
Total	$796,846	$2,593	$799,439

Unamortized deferred borrowing costs	(20,005)	—	(20,005)
	$776,841	$2,593	$779,434

The following table schedules the principal payments on the notes payable for the next five years and thereafter (dollars in thousands):

Year	Amount
2016	$79,526
2017	23,581
2018	43,890
2019	34,623
2020	127,370
Thereafter	487,856
Total	$796,846

Interest payable at December 31, 2015 was $2.6 million. Interest accrues at rates ranging from 2.5% to 12.0% per annum and mature between 2016 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $667 million.

During the year the Company refinanced or modified ten loans with a total principal balance of $136 million. The refinancing resulted in lower interest rates and the extension of the term of the loan. The modifications resulted in lower interest rates. The transactions provide for lower monthly payments over the term of loans.

On May 28, 2015, the Company secured additional financing of $120.0 million from an independent third party. At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt. The note has a term of five years at an interest rate of 30 day Libor plus 10.75%. The note is interest only, payable monthly, with the principal due at the end of the five years. The loan is secured by various equity interests in certain residential apartments. In November 2015 the note was amended to cap the loan amount at $84.4 million in order to allow for a construction loan of $50 million on an apartment complex being developed in Rowlett, Texas. All other terms and conditions of the loan remained the same.

The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at December 31, 2015.

Simultaneous with the closing of the above financing, the Company amended its existing financing of $40.0 million from an independent third party. The note has a term of five years at an interest rate of 12.0% and has a maturity of May 2020. The note is interest only for the first year with quarterly principal payments due of $0.5 million starting April 1, 2015. As of December 31, 2015, the outstanding balance on the loan was $38.5 million. The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at December 31, 2015.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $9.9 million in construction loans during the twelve months ended December 31, 2015.

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

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses and revenue paid to and/or received from our advisor:

	2015	2014	2013
	(dollars in thousands)
Fees:
Advisory	$8,368	$7,373	$8,494
Construction advisory	—	—	—
Mortgage brokerage and equity refinancing	1,524	1,152	1,878
Net income	187	3,669	4,089
Property acquisition	921	145	—
	$11,000	$12,339	$14,461
Other Expense:
Cost reimbursements	$2,925	$2,622	$2,585
Interest paid (received)	(3,352)	(2,795)	157
	$(427)	$(173)	$2,742
Revenue:
Rental	$726	$701	$670

Fees paid to Regis and related parties:

	2015	2014	2013
	(dollars in thousands)
Fees:
Property acquisition	$1,932	$348	$—
Property management, construction management and leasing commissions	682	544	436
Real estate brokerage	1,105	2,752	4,055
	$3,719	$3,644	$4,491

The Company received rental revenue of $0.7 million in 2015, $0.7 million in 2014, and $0.7 million in 2013 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2015, the Company had notes and interest receivables, net of allowances, of $58.1 million and $4.3 million, respectively, due from UHF, a related party. During the current period, the Company recognized interest income of $6.7 million, originated $11.6 million, received principal payments of $4.7 million and received interest payments of $7.8 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2015 UHF was in compliance with the covenants to the loan agreement.

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

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2015 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2014	$—	$58,404	$58,404
Cash transfers	64,817	—	64,817
Advisory fees	(8,368)	—	(8,368)
Net income fee	(187)	—	(187)
Fees and commissions	(5,483)	—	(5,483)
Cost reimbursements	(2,925)	—	(2,925)
Interest income	—	3,352	3,352
Notes receivable purchased	(18,221)		(18,221)
Expenses paid by advisor	(5,182)	—	(5,182)
Financing (mortgage payments)	3,290	—	3,290
Sales/Purchases transactions	1,018	—	1,018
Series K preferred stock acquisition	—	—	—
Tax sharing expense	—	—	—
Purchase of obligations	(28,759)	28,759	—
Related party receivable, December 31, 2015	$—	$90,515	$90,515

Below are transactions that involve a related party:

As of December 31, 2015, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 8.	DIVIDENDS

TCI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on TCI’s common stock were declared for 2015, 2014, or 2013. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security and requires dividends payable from the initial rate of 7% annually to the current rate of 9%. The shares can be redeemed at any point after September 30, 2011. Of the 100,000 shares, 89,500 shares are owned by RAI, a related party, and 10,500 shares are owned by Pillar, a related party. RAI’s 89,500 shares have accrued dividends unpaid of approximately $4.0 million. Pillar’s 10,500 shares have accrued dividends unpaid of approximately $0.5 million.

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

 For 2015 ARL, TCI and IOT had a combined net taxable income. For 2014  ARL, TCI and IOT had a combined net taxable loss and TCI recorded no current tax (benefit) or expense. For 2013 TCI consolidated with IOT had a net taxable loss and the remainder of the group had net taxable income resulting in a tax (benefit) to TCI. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

 Current expense (benefit) is attributable to (dollars in thousands):

	2015	2014	2013

Income (loss) from continuing operations	$517	$(22,902)	$(24,598)
Income (loss) from discontinued operations	483	22,902	16,835
Tax expense (benefit)	$1,000	$—	$(7,763)

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2015	2014	2013

Computed “expected” income tax (benefit) expense	$4,648	$14,762	$26,998
Book to tax differences for partnerships not consolidated for tax purposes	5,152	(23,900)	(33,565)
Book to tax differences of depreciation and amortization	(160)	1,461	1,222
Book to tax differences in gains on sale of property	(4,073)	(2,350)	(20,308)
Book provision for loss	1,855	—	3,962
Partial valuation allowance against current net operating loss benefit	(9,596)	7,069	16,835
Other	2,524	2,958	2,139
Total	$350	$—	$(2,717)

Alternative minimum tax	$—	$—	$—

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	2015	2014	2013

Net operating losses	$46,497	$56,897	$71,071
AMT credits	1,900	1,374	1,374
Basis difference of:
Real estate holdings	(17,912)	876	(3,045)
Notes receivable	694	757	860
Investments	(4,709)	(4,693)	(4,703)
Notes payable	2,792	6,932	12,496
Deferred gains	11,984	10,146	10,806
Total	$41,246	$72,289	$88,859
Deferred tax valuation allowance	(41,246)	(72,289)	(88,859)
Net deferred tax asset	$—	$—	$—

In November 2015, IOT, ARL, and TCI sold various tracts of land to a third party in exchange for cash and a promissory note. The purchaser's initial and continuing investment was inadequate, and as a result, the transaction is recorded using the deposit method for GAAP purposes.  Due to concerns regarding the collectability of the note, no sale was recognized for GAAP purposes as the transaction is recorded using the deposit method. For tax purposes, the sale is recognized under the installment method. Recognition of the benefits of deferred tax assets will require TCI to generate future taxable income. There is no assurance that TCI will generate earnings in future years. Therefore, TCI has established a valuation allowance for deferred tax assets of approximately $41.2 million, $72.3 million and $88.9 million as of December 31, 2015, 2014 and 2013, respectively.

TCI has tax net operating loss carryforwards of approximately $119 million expiring through the year 2033. The alternative minimum tax credit balance increased in 2015 to approximately $1.57 million. The credit has no expiration date.

NOTE 12.	FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

TCI’S real estate operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases thereon expire at various dates through 2025. The following is a schedule of minimum future rents on non-cancelable operating leases at December 31, 2015 (dollars in thousands):

Year	Amount
2016	$22,448
2017	20,536
2018	18,951
2019	14,444
2020	10,963
Thereafter	24,056
Total	$111,398

NOTE 13.	OPERATING SEGMENTS

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2015, 2014 and 2013 (dollars in thousands):

For the Twelve Months Ended December 31, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$29,308	$72,809	$—	$103	$102,220
Property operating expenses	(16,838)	(34,437)	(712)	(270)	(52,257)
Depreciation	(8,861)	(12,438)	—	—	(21,299)
Mortgage and loan interest	(6,891)	(18,584)	(4,214)	(11,897)	(41,586)
Loan charges and prepayment penalties	—	(4,922)	—	(33)	(4,955)
Interest income	—	—	—	10,687	10,687
Gain on land sales	—	—	18,911		18,911
Segment operating income (loss)	$(3,282)	$2,428	$13,985	$(1,410)	$11,721
Capital expenditures	8,118	1,780	2,621	—	12,519
Assets	153,270	553,860	136,889	—	844,019

Property Sales
Sales price	$—	$11,129	$102,898	$—	$114,027
Less: Cost of sale	—	(10,394)	(83,987)	—	(94,381)
Gain on sale	$—	$735	$18,911	$—	$19,646

For the Twelve Months Ended December 31, 2014	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$19,129	$56,685	$1	$43	$75,858
Property operating expenses	(12,238)	(26,065)	(1,169)	(12)	(39,484)
Depreciation	(7,310)	(10,088)	—	—	(17,398)
Mortgage and loan interest	(5,699)	(16,321)	(4,318)	(4,539)	(30,877)
Loan charges and prepayment penalties	(113)	(2,625)	(16)	(50)	(2,804)
Interest income	—	—	—	12,194	12,194
Gain on land sales	—	—	561	—	561
Segment operating income (loss)	$(6,231)	$1,586	$(4,941)	$7,636	$(1,950)
Capital expenditures	4,418	320	2,435	—	7,173
Assets	140,131	391,767	157,223	—	689,121

Property Sales
Sales price	$19,182	$115,273	$8,091	$—	$142,546
Less: Cost of sale	(9,168)	(63,408)	(7,530)	—	(80,106)
Gain on sale	$10,014	$51,865	$561	$—	$62,440

For the Twelve Months Ended December 31, 2013	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$22,928	$54,272	$39	$112	$77,351
Property operating expenses	(10,857)	(24,798)	(976)	(38)	(36,669)
Depreciation	(5,846)	(9,996)	—	—	(15,842)
Mortgage and loan interest	(5,568)	(18,013)	(5,880)	(2,815)	(32,276)
Loan charges and prepayment penalties	(150)	(3,937)	(1,080)	(52)	(5,219)
Interest income	—	—	—	13,790	13,790
Loss on land sales	—	—	(1,073)	—	(1,073)
Segment operating income (loss)	$507	$(2,472)	$(8,970)	$10,997	$62
Capital expenditures	6,964	315	387	—	7,666
Assets	129,063	354,035	158,359	—	641,457

Property Sales
Sales price	$26,974	$239,676	$5,999	$—	$272,649
Less: Cost of sale	(14,914)	(154,331)	(7,072)	—	(176,317)
Gain (loss) on sale	$12,060	$85,345	$(1,073)	$—	$96,332

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,
	2015	2014	2013
Segment operating income (loss)	$11,721	$(1,950)	$62
Other non-segment items of income (expense)
General and administrative	(5,508)	(7,163)	(6,308)
Provision on impairment of notes receivable and real estate assets	(5,300)	—	(11,320)
Net income fee to related party	(187)	(3,669)	(4,089)
Advisory fee to related party	(8,368)	(7,373)	(8,494)
Other income	71	403	7,847
Gain (loss) on the sale of investments	(1)	(92)	(283)
Loss from unconsolidated joint ventures and investees	41	(28)	(172)
Litigation settlement	(352)	3,591	(20,313)
Income tax benefit (expense)	(517)	20,390	40,949
Gain (loss) from continuing operations	$(8,400)	$4,109	$(2,121)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Segment assets	$844,019	$689,121	$641,457
Investments in real estate partnerships	5,243	1,543	1,697
Notes and interest receivable	69,551	83,457	67,907
Other assets	191,391	156,284	132,265
Assets held for sale	—	—	54,345
Total assets	$1,110,204	$930,405	$897,671

NOTE 14.	DISCONTINUED OPERATIONS

Prior to January 1, 2015, the Company applied the provisions of ASC 360, “Property, Plant and Equipment”, which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015.

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2015, 2014 and 2013. Income from discontinued operations relates to 5 and 19 properties that were sold or held for sale in 2014 and 2013, respectively. The following table summarizes revenue and expense information for these properties sold and held-for-sale (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Rental and other property revenues	$355	$5,612	$34,922
	355	5,612	34,922
Expenses:
Property operating expenses	(345)	2,350	16,480
Depreciation	—	751	5,563
General and administrative	99	515	950
Total operating expenses	(246)	3,616	22,993

Other income (expense):
Other income (expense)	45	(508)	44
Mortgage and loan interest	(2)	(3,204)	(11,097)
Loan charges and prepayment penalties	—	(1,656)	(3,245)
Earnings from unconsolidated subsidiaries and investees	—	1	30
Litigation settlement	—	(250)	(250)
Total other expenses	43	(5,617)	(14,518)

Loss from discontinued operations before gain on sale of real estate and taxes	644	(3,621)	(2,589)
Gain on sale of real estate from discontinued operations	735	61,879	97,405
Income tax benefit (expense)	(483)	(20,390)	(33,186)
Income (loss) from discontinued operations	$896	$37,868	$61,630

 The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014 and 2013 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 15.	QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of TCI’s quarterly results of operations for the years 2015, 2014 and 2013. Quarterly results presented may differ from those previously reported in TCI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	For the Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2015
Revenue and other property revenues	$22,304	$23,756	$27,539	$28,621
Total operating expenses	19,264	19,310	24,613	29,732
Operating income (loss)	3,040	4,446	2,926	(1,111)
Other expenses	(6,398)	(5,243)	(11,211)	(13,243)
Loss before gain on land sales, non-controlling interest, and taxes	(3,358)	(797)	(8,285)	(14,354)
Gain (loss) on land sales	2,876	1,250	997	13,788
Income tax benefit	102	(12)	274	(881)
Net income (loss) from continuing operations	(380)	441	(7,014)	(1,447)
Net income from discontinued operations	190	(22)	508	220
Net income (loss)	(190)	419	(6,506)	(1,227)
Net (loss) attributable to non-controlling interest	295	(281)	(95)	(51)
Preferred dividend requirement	(222)	(224)	(227)	(227)
Net income (loss) applicable to common shares	$(117)	$(86)	$(6,828)	$(1,505)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.84)	$(0.19)
Income from discontinued operations	0.02	—	0.06	0.02
Net income (loss) applicable to common shares	$(0.02)	$(0.01)	$(0.78)	$(0.17)
Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$(0.04)	$(0.01)	$(0.84)	$(0.19)
Income from discontinued operations	0.02	—	0.06	0.02
Net income (loss) applicable to common shares	$(0.02)	$(0.01)	$(0.78)	$(0.17)
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

	For the Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2014
Revenue and other property revenues	$18,303	$18,511	$18,466	$20,578
Total operating expenses	17,376	18,388	17,264	22,059
Operating income (loss)	927	123	1,202	(1,481)
Other expenses	(2,899)	(3,718)	(5,754)	(5,242)
Loss before gain on land sales, non-controlling interest, and taxes	(1,972)	(3,595)	(4,552)	(6,723)
Gain (loss) on land sales	753	(159)	40	(73)
Income tax benefit	2,049	2,195	786	15,360
Net income (loss) from continuing operations	830	(1,559)	(3,726)	8,564
Net income from discontinuing operations	3,805	4,076	1,461	28,526
Net income (loss)	4,635	2,517	(2,265)	37,090
Net (loss) attributable to non-controlling interest	(84)	(127)	(81)	(107)
Preferred dividend requirement	(274)	(277)	(227)	(227)
Net income (loss) applicable to common shares	$4,277	$2,113	$(2,573)	$36,756

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$0.06	$(0.23)	$(0.46)	$0.94
Income from discontinued operations	0.45	0.48	0.17	3.27
Net income (loss) applicable to common shares	$0.51	$0.25	$(0.29)	$4.21
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,688,018	8,717,767

Earnings per share - diluted
Income (loss) from continuing operations	$0.05	$(0.23)	$(0.46)	$0.94
Income from discontinued operations	0.44	0.48	0.17	3.27
Net income (loss) applicable to common shares	$0.49	$0.25	$(0.29)	$4.21
Weighted average common shares used in computing diluted earnings per share	8,639,679	8,413,469	8,688,018	8,717,767

		For the Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2013
Revenue and other property revenues	$18,242	$18,351	$18,663	$22,095
Total operating expenses	16,416	16,336	17,472	32,498
Operating income (loss)	1,826	2,015	1,191	(10,403)
Other expenses	(11,779)	(5,179)	(8,193)	(11,475)
Loss before gain on land sales, non-controlling interest, and taxes	(9,953)	(3,164)	(7,002)	(21,878)
Loss on land sales	(48)	—	—	(1,025)
Income tax benefit	2,451	5,357	401	32,740
Net income (loss) from continuing operations	(7,550)	2,193	(6,601)	9,837
Net income from discontinuing operations	4,552	9,949	747	46,382
Net income (loss)	(2,998)	12,142	(5,854)	56,219
Net loss attributable to non-controlling interest	(111)	(115)	(97)	(656)
Preferred dividend requirement	(274)	(277)	(279)	(280)
Net income (loss) applicable to common shares	$(3,383)	$11,750	$(6,230)	$55,283

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.94)	$0.21	$(0.83)	$1.06
Income from discontinued operations	0.54	1.18	0.09	5.51
Net income (loss) applicable to common shares	$(0.40)	$1.39	$(0.74)	$6.57
Weighted average common shares used in computing earnings per share	8,413,469	8,413,469	8,413,469	8,413,469

Earnings per share - diluted
Income (loss) from continuing operations	$(0.94)	$0.20	$(0.83)	$1.01
Income from discontinued operations	0.54	1.13	0.09	5.28
Net income (loss) applicable to common shares	$(0.40)	$1.33	$(0.74)	$6.29
Weighted average common shares used in computing diluted earnings per share	8,413,469	8,796,699	8,413,469	8,791,655

NOTE 16.	COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2016; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

            As a result of a final Memorandum Opinion and Order issued by the court on January 25, 2016, all claims alleged by the plaintiff against TCI and  IOT have been dismissed.

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

Guarantees. The Company is the primary guarantor, on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2015 UHF was in compliance with the covenants to the loan agreement.

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

As of December 31, 2015, there are no preferred stock or stock options that are required to be included in the calculation for EPS.

NOTE 18.	SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 30, 2016, which is the date on which the financial statements were available to be issued.

The Company has determined that there are not subsequent events that need to be reported.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year						Life on Which Depreciation
Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	In Latest Statement of Operation is Computed
(dollars in thousands)
Properties Held for Investment Apartments
Anderson Estates, Oxford, MS	822	378	2,683	313	—	378	2,996	3,373	665	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,725	526	10,784	292	—	526	11,076	11,602	3,531	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,894	287	4,451	45	—	287	4,496	4,783	907	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,427	740	10,435	63	—	740	10,498	11,238	2,856	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	6,444	762	6,856	9	—	762	6,865	7,627	1,377	2007	04/08	40 years
Capitol Hill, Little Rock, AR	9,043	1,860	7,948	55	—	1,860	8,002	9,862	2,300	2003	03/03	40 years
Centennial, Oak Ridge, TN	21,061	2,570	22,588	—	—	2,570	22,588	25,159	235	2011	07/14	40 years
Curtis Moore Estates, Greenwood, MS	1,486	186	5,733	886	—	186	6,618	6,805	1,606	2003	01/06	40 years
Crossing at Opelika, Opelika, AL	13,790	1,579	14,215	—	—	1,579	14,215	15,794	—	2015	12/15	40 years
Dakota Arms, Lubbock, TX	12,514	921	12,644	231	—	921	12,875	13,796	3,538	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	574	51	1,521	269	—	51	1,790	1,841	417	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	588	83	2,115	420	—	83	2,535	2,618	530	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,352	1,472	17,856	65	—	1,472	17,921	19,393	5,318	2002	05/02	40 years
Falcon Lakes, Arlington, TX	12,739	1,438	15,094	339	—	1,438	15,433	16,871	5,196	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,342	1,326	12,015	69	—	1,326	12,084	13,410	3,321	2003	03/03	40 years
Holland Lake, Weatherford, TX	11,823	1,449	14,612	—	—	1,449	14,612	16,061	244	2004	05/14	40 years
Lake Forest, Houston, TX	12,199	335	12,267	1,553	—	335	13,820	14,155	3,568	2004	01/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	15,009	2,005	17,892	—	—	2,005	17,892	19,897	485	2006	12/14	40 years
Lodge at Pecan Creek, Denton, TX	16,383	1,349	16,180	—	—	1,349	16,180	17,529	1,685	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,604	977	17,799	54	—	977	17,853	18,829	3,014	2009	09/05	40 years
Mission Oaks, San Antonio, TX	14,900	1,266	16,627	212	—	1,266	16,839	18,105	3,659	2005	05/05	40 years
Monticello Estate, Monticello, AR	458	36	1,493	263	—	36	1,756	1,793	385	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,319	1,301	14,560	—	—	1,301	14,560	15,861	2,305	2009	10/07	40 years
Oak Hollow, Sequin, TX	10,885	1,435	12,405	—		1,435	12,405	13,840	155	2011	07/14	40 years
Overlook at Allensville, Sevierville, TN	11,487	1,228	12,297			1,228	12,297	13,524	252	2012	10/15	40 years
Parc at Clarksville, Clarksville, TN	12,869	571	14,300	118	—	571	14,419	14,990	2,658	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	18,780	1,022	20,188	8	—	1,022	20,195	21,218	2,506	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	15,942	1,153	17,688	647	—	1,153	18,335	19,488	4,252	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,478	960	12,226	556	—	960	12,782	13,742	3,047	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,750	1,482	22,993	286	(3,180)	1,482	20,100	21,582	3,823	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,489	885	16,626	59	—	885	16,685	17,570	3,054	2008	10/05	40 years
Preserve at Prairie Pointe, Lubbock, TX	10,181	1,074	10,603	178		1,074	10,782	11,856	182	2005	04/15	40 years
Riverwalk Phase I, Greenville, MS	292	23	1,537	180	—	23	1,718	1,741	425	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,123	52	4,007	376	—	52	4,383	4,435	1,364	2003	01/06	40 years
Sonoma Court, Rockwall, TX	10,754	941	11,074		—	941	11,074	12,014	1,223	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,396	1,437	13,367	160	—	1,437	13,527	14,964	2,160	2009	08/08	40 years
Toulon, Gautier, MS	20,600	1,621	20,107	372	—	1,621	20,479	22,099	2,262	2011	09/09	40 years
Tradewinds, Midland, TX	15,601	3,542	19,939			3,542	19,939	23,481	249	2015	06/15	40 years
Treehouse, Irving, TX	5,642	312	2,807	286	—	312	3,093	3,405	831	1974	05/04	40 years
Villager, Ft. Walton, FL	753	156	1,408			156	1,408	1,564	21	1972	06/15	40 years
Villas at Park West I, Pueblo, CO	10,565	1,171	10,453		—	1,171	10,453	11,624	283	2005	12/14	40 years
Villas at Park West II, Pueblo, CO	9,554	1,463	13,060	—	—	1,463	13,060	14,523	354	2010	12/14	40 years
Vista Ridge, Tupelo, MS	10,786	1,339	13,398			1,339	13,398	14,737	501	2009	10/15	40 years
Vistas of Vance Jackson, San Antonio, TX	15,310	1,265	16,540	189	—	1,265	16,728	17,993	4,308	2004	01/04	40 years
Waterford, Roseberg, TX	16,069	2,349	20,880			2,349	20,880	23,229	261	2013	06/14	40 years
Westwood, Mary Ester, FL	4,244	692	6,650			692	6,650	7,343	97	1972	06/15	40 years
Whispering Pines, Topeka, KS	8,720	289	4,831	1,274		289	6,105	6,393	5,674	1974	04/15	40 years
Windsong, Fort Worth, TX	10,734	790	11,526	69	—	790	11,595	12,385	3,429	2002	07/03	40 years
Total Apartments Held for Investment	$507,498	$50,150	$569,276	$9,895	$(3,180)	$50,150	$575,991	$626,141	$90,511

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year						Life on Which Depreciation
Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	In Latest Statement of Operation is Computed
(dollars in thousands)
Apartments Under Construction
Parc at Mansfield, Mansfield, TX	9,544	543	—	10,457	—	543	10,457	11,001	—	—	12/14	—
Terra Lago, Rowlett, TX	136	(1,142)		3,329		(1,142)	3,329	2,186		—	11/15	—
Eagle Crossing, Dallas, TX	1,459	4,380		663		4,380	663	5,043		—	11/15	—
Total Apartments Under Construction	$11,139	$3,781	$—	$14,449	$—	$3,781	$14,449	$18,229	$—

Commercial
600 Las Colinas, Las Colinas, TX	39,836	5,751	51,759	15,149	—	5,751	66,908	72,659	20,869	1984	08/05	40 years
770 South Post Oak, Houston, TX	12,700	1,755	15,834	26		1,755	15,860	17,615	233	1970	07/15	40 years
Bridgeview Plaza, LaCrosse, WI	5,813	—	—	976	—	—	976	976	437	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	22,459	5,096	45,868	13,228	—	5,096	59,096	64,192	18,754	1984	04/05	40 years
Mahogany Run Golf Course, US Virgin Islands	43	7,168	5,942	5	(5,300)	7,168	647	7,815	173	1981	11/14	40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	83	—	23	83	106	37	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	—	142	—	622	142	765	128	—	08/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	6,447	(9,600)	3,878	31,709	35,587	7,464	—	06/08	40 years
Thermalloy, Farmers Branch, TX	42	791	1,061	—		791	1,061	1,852	201	—	05/08	40 years
Total Commercial Held for Investment	$108,893	$25,085	$155,325	$36,057	$(14,900)	$25,085	$176,482	$201,567	$48,297

Land
2427 Valley View Ln, Farmers Branch, TX	—	76		—	—	76	—	76	—	—	07/12	—
Audubon, Adams County, MS	—	519	—	297	—	815	—	815	—	—	03/07	—
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12/14	—
Cooks Lane, Fort Worth, TX	604	1,094	—	—	—	1,094	—	1,094	—	—	06/04	—
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,620	—	1,620	—	—	10/06	—
Denham Springs, Denham Springs, LA	234	339	—	—	—	339	—	339	—	—	08/08	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	07/98	—
Hollywood Casino Land Tract II, Farmers Branch, TX	2,814	3,192	—	1,024	—	4,217	—	4,217	—	—	03/08	—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	(760)	—	408	—	408	—	—	06/04	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	84	—	84	—	—	03/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	01/04	—
Luna Ventures, Farmers Branch TX	—	2,934	—	—	—	2,934	—	2,934	—	—	04/08	—
Mandahl Bay Land	—	667	—	—	—	667		667	—	—	01/05	—
Manhattan Land, Farmers Branch, TX	—	4,799	—	6,047	—	10,846	—	10,846	—	—	02/00	—
McKinney 36, Collin County, TX	1,523	1,564	—	302	(46)	1,820	—	1,820	—	—	01/98	—
McKinney Ranch Land, McKinney, TX	—	8,537	—	271	(1,363)	7,445	—	7,445	—	—	12/05	—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	04/13	—
Mira Lago, Farmers Branch, TX	—	59	—	15	—	74	—	74	—	—	05/01	—
Nakash, Malden, MO	—	113	—	—	—	113	—	113	—	—	01/93	—
Nashville, Nashville, TN	—	1,256	—	113	—	1,369	—	1,369	—	—	06/02	—
Nicholson Croslin, Dallas, TX	—	184	—	(118)	—	66	—	66	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	(51)	—	29	—	29	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,808	—	1,808	—	—	10/07	—
Senlac Land Tract II, Farmers Branch, TX	—	656	—	—	—	656	—	656	—	—	08/05	—
Sugar Mill Land, Baton Rouge, LA	178	445	—	242	—	687	—	687	—	—	08/13	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,500	—	1,500	—	—	12/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	—	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
Valley View 34 (Mercer Crossing), Farmers Branch, T	—	1,173	—	(945)	—	228	—	228	—	—	08/08	—
Waco Swanson, Waco, TX	—	173	—	—	—	173	—	173	—	—	08/06	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—
Windmill Farms Land, Kaufman County, TX	26,732	49,879	—	17,192	(21,009)	46,062	—	46,062	—	—	11/11	—
Total Land Held for Investment	$32,842	$88,324	$—	$24,067	$(22,695)	$89,697	$—	$89,697	$—

Schedule III

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year						Life on Which Depreciation
Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	In Latest Statement of Operation is Computed
(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	130,170	—	—	—	—	—	—	—	—	—	—	—
Total Corporate Departments/Investments/Misc.	$130,170	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Investment	$790,543	$167,340	$724,601	$84,468	$(40,775)	$168,713	$766,922	$935,635	$138,808

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	376	—	—	—	—	—	—	—	—	1978	03/92	40 years
Total Commercial Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract
Apartments
						—	—	—
Total Aparments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
				—						—
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Dominion Tract, Dallas, TX	$3,419	$2,439	$—	$53	(133)	$2,359	$—	$2,359	$—	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	1,502	3,350	—	146	(176)	$3,320	—	$3,320	—	—	06/02	—
LaDue Land, Farmers Branch, TX	—	1,845	—	—	—	$1,845	—	$1,845	—	—	07/98	—
Three Hickory Land, Farmers Branch, TX	—	1,202	—	—	—	$1,202	—	$1,202	—	—	03/14	—
Travelers Land, Farmers Branch, TX	—	21,511	—	4	—	$21,515	—	$21,515	—	—	11/06	—
Travelers Land, Farmers Branch, TX	—	6,891	—	(4,978)	—	$1,913	—	$1,913	—	—	11/06	—
Walker Land, Dallas County, TX	—	19,167	—	(5,992)	—	$13,175	—	$13,175	—	—	09/06	—
Whorton Land, Bentonville, AR	1,032	4,291	—	568	(2,996)	$1,863	—	$1,863	—	—	06/05	—
Total Land Subject to Sales Contract	$5,953	$60,696	$—	$(10,199)	$(3,305)	$47,192	$—	$47,192	$—

Total Properties Subject to Sales Contract	$5,953	$60,696	$—	$(10,199)	$(3,305)	$47,192	$—	$47,192	$—

Land Sold
Red Cross Land	$(25)	$—	$—	$—	—	$—	$—	$—	$—	—	—	—
Total Land Sold	$(25)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

TOTAL: Real Estate	$796,846	$228,036	$724,601	$74,269	$(44,080)	$215,905	$766,922	$982,827	$138,808

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2015

			SCHEDULE III (Continued)

	2015	2014	2013
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$804,489	$828,093	$1,063,634
Additions
Acquisitions, improvements and construction	222,423	71,423	9,182
Deductions
Sale of real estate	(38,785)	(95,027)	(233,617)
Asset impairments	(5,300)	—	(11,106)
Balance at December 31,	$982,827	$804,489	$828,093

Reconciliation of Accumulated Depreciation Balance at January 1,	$115,368	$132,291	$166,684
Additions
Depreciation	25,565	17,145	20,520
Deductions
Sale of real estate	(2,125)	(34,068)	(54,913)
Balance at December 31,	$138,808	$115,368	$132,291

SCHEDULE IV

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS

December 31, 2015

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgate	Carrying Amount of Mortgage	Principal Amounts of Loans Subject To Delinquent Principal or Interest
					(dollars in thousands)
H198, LLC	12.00%	01/20			5,907	5,907
Las Vegas Land						—
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Limestone	12.00%	12/32	Excess cash flow	13,621	9,216	7,293	—
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone	12.00%	12/32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside	12.00%	12/32	Excess cash flow	11,544	2,409	1,936	—
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	22,984	12,663	9,303	—
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	12,761	7,966	—
100% Interest in UH of Tivoli, LLC
Various non-related party notes	various	various		—	496	496	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	2,189	2,000	—
Unified Housing Foundation, Inc.	12.00%	06/17	Excess cash flow		1,261	1,261	—
Unified Housing Foundation, Inc.	12.00%	12/17	Excess cash flow		1,207	1,207	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow		3,994	3,994
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow		6,407	6,407
Various related party notes	various	various	Excess cash flow		1,420	1,420
Various non-related party notes	various	various			503	503
						$66,818
				Accrued interest		4,558
			Allowance for estimated losses			(1,825)
						$69,551

SCHEDULE IV

(Continued)

TRANSCONTINENTAL REALTY INVESTORS, INC.
MORTGAGE LOANS

As of December 31,

	2015	2014	2013
	(dollars in thousands)

Balance at January 1,	$85,447	$70,169	$61,360
Additions
New mortgage loans	18,055	32,380	—
Funding of existing loans	—	—	590
Increase (decrease) of interest receivable on mortgage loans	6,994	(7,650)	12,235
Deductions
Amounts received	(12,475)	(9,180)	(3,797)
Non-cash reduction	(26,645)	(272)	(219)
Cost of mortgages sold	—	—	—
Balance at December 31,	$71,376	$85,447	$70,169

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY BUTLER: Age 65 Director (Affiliated) (since December 2001) and Chairman of the Board (since May 2009).

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (since April 2011), and its predecessor, Prime Income Asset Management, LLC (July 2003 to April 2011). Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since December 2001) of the Company. He is also Chairman of the Board (since May 2009) and a Director (since July 2003) of ARL and Chairman of the Board (since May 2011) and a Director (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI: Age 53, Director (Independent) (since November 2005).

Mr. Jakuszewski is currently (since April 2015) a Territory Manager for Artesa Labs. He was a Medical Specialist (from January 2014 to April 2015) for VAYA Pharma, Inc.; Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America, and Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc. Mr. Jakuszewski has been a Director of the Company since his election on November 22, 2005. He is also a director of ARL (since November 2005) and a Director of IOT (since March 2004).

SHARON HUNT: Age 73, Director (Independent) (since October 2011).

Ms. Hunt is a Licensed Realtor in Arkansas with Keystone Realty. Ms. Hunt has been a Director of the Company since her election on October 25, 2011 and previously (from February 2004 to January 2011. She is also a Director of ARL (since October 2011) and previously (February 2004 to January 2011), and a Director of IOT (since October 2011).

TED R. MUNSELLE: Age 60, Director (Independent) (since February 2004).

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

Board Meetings and Committees

The Board of Directors held six meetings during 2015. For such year, no incumbent director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a director and (2) the total number of meetings held by all committees of the Board on which he or she served during the period that he served. Under TCI’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees.

Audit Committee. The current Audit Committee was formed on February 19, 2004, and its function is to review TCI’s operating and accounting procedures. A charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and TCI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2015.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of TCI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004 and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Committee are Messrs. Munselle and Jakuszewski (Chairman) and Ms. Hunt. The Governance and Nominating Committee met twice during 2015.

Compensation Committee. The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.transconrealty-invest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met twice during 2015.

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

Following the annual meeting of stockholders held December 2015 for the fiscal year ended December 31, 2014, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2015.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.transcontrealty-invest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in February 2015 and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and TCI and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationship between directors or their related parties and members of TCI’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

DANIEL J. MOOS, 65

President (since April 2007) and Chief Executive Officer (since March 2010) of the Company, ARL, IOT, Prime Income Asset Management Inc (March 2007 to April 2011) and Pillar (since April, 2011).

GENE S. BERTCHER, 67

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

LOUIS J. CORNA, 68

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

As advisor, Pillar is a fiduciary of TCI’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

Pillar may assign the Advisory Agreement only with the prior consent of TCI.

The principal executive officers and directors of Pillar are set forth below:

Name	Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Mickey N. Phillips	Director
Ryan T. Phillips	Director

Property Management

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

During 2015, $36,500 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Sharon Hunt, $12,000 Robert A. Jakuszewski, $12,000; Ted R. Munselle, $12,500.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for those persons or entities known to be beneficial owners of more than 5.0% of the outstanding shares of Common stock as of the close of business on March 11, 2016.

	Amount and Nature of Beneficial Ownership*	Approximate Percent of Class**
American Realty Investors, Inc. (1)(2)(3)	7,052,420	80.90%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Transcontinental Realty Acquisition Corporation (3)	1,383,226	15.87%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentage is based upon 8,717,767 shares of Common stock outstanding at March 15, 2016.
(1)	Includes 5,669,194 shares (67.38%) directly owned by American Realty Investors, Inc. (“ARL”) directly, over which the directors al ARL may be deemed to be beneficial owners by virtue of their positions as directors of ARL. The directors of ARL disclaim beneficial ownership of such shares.
(2)	Includes 1,383,226 shares owned by Transcontinental Realty Acquisition Corporation (“TRAC”), which is a wholly owned subsidiary of ARL, over which each of the directors of TRAC, Daniel J. Moos and Gene S. Bertcher may be deemed to be beneficial owners by virtue of their positions as directors of TRAC. The directors of TRAC disclaim beneficial ownership of such shares.
(3)	Each of the directors of ARL, Henry A. Butler, Sharon Hunt, Robert A. Jakuszewski and Ted R. Munselle may be deemed to be the beneficial owners by virtue of their positions as current directors of ARL. The directors of ARL disclaim such beneficial ownership.

Security Ownership of Management.

The following table sets forth the ownership of TCI’s Common stock, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of TCI as of the close of business on March 18, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**

Gene S. Bertcher	7,052,420	(2)	80.90%
Henry A. Butler	7,052,420	(2)	80.90%
Louis J. Corna	7,052,420	(2)	80.90%
Robert A. Jakuszewski	7,052,420	(2)	80.90%
Daniel J. Moos	7,057,420	(2)(3)	80.95%
Ted Munselle	7,052,420	(1)(2)	80.90%
Sharon Hunt	7,052,420	(1)(2)	80.90%
All Directors and Executive Officers as a group (8 individuals)	7,057,420	(1)(2)(3)	80.95%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 8,717,767 shares of Common stock outstanding at March 15, 2016.
(1)	Sharon Hunt and Ted R. Munselle each had options to purchase 5,000 shares of Common Stock, which expired January 1, 2015, unexercised.

(2)	Includes 5,669,194 shares owned by ARL and 1,383,226 shares owned by TRAC, over which the executive officers and members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers and members of the Board of Directors of ARL. The executive officers and current members of the Board of Directors of ARL disclaim beneficial ownership of such shares.
(3)	Daniel J. Moos owns 5,000 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2015, TCI owned approximately 81.1% of the outstanding common shares of IOT.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

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

In 2015, the Company paid advisory fees of $8.4 million, net income fees of $0.2 million, mortgage brokerage and equity refinancing fees of $1.5 million, cost reimbursements of $2.9 million, and received interest income of $3.4 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.6 million to Regis in 2015.

As of December 31, 2015, the Company had notes and interest receivables, net of allowances, of $58.1 million and $4.3 million, respectively, due from related parties. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $6.7 million, originated $11.6 million, received principal payments of $4.7 million and received interest payments of $7.8 million from these related party notes receivables.

The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, TCI, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2015 UHF was in compliance with the covenants to the loan agreement.

Below are transactions that involve a related party:

As of December 31, 2015, the Company has 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $0.7 million in 2015, $0.7 million in 2014, and $0.7 million in 2013 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, TCI and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in TCI’s financial statements as other assets or other liabilities. TCI and the advisor charge interest on the outstanding balance of funds advanced to or from TCI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1.0% on the average daily cash balances advanced. At December 31, 2015, TCI owes ARL $90.5 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets for the aggregate fees for professional services rendered to or for TCI for the years 2015 and 2014 by TCI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm and Associates, P.C.:

	2015			2014
Type of Fee	Farmer, Fuqua & Huff	Swalm & Associates		Farmer, Fuqua & Huff	Swalm & Associates
Audit Fees	$552,663	$54,263	(1)	$591,118	$54,356	(1)
Tax Fees	50,141	—		39,383	—
Total	$602,804	$54,263		$630,501	$54,356

(1) All IOT

The audit fees for 2015 and 2014 were for professional services rendered for the audits and reviews of the consolidated financial statements of TCI and its subsidiaries. Tax fees for 2015 and 2014 were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate TCI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All fees for 2015 and 2014 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets—December 31, 2015 and 2014

Consolidated Statements of Operations—Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows—Years Ended December 31, 2015, 2014, and 2013

Statements of Consolidated Comprehensive Income (Loss) – Years Ended December 31, 2015, 2014, and 2013

Notes to Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated Financial Statements of American Realty Investors, Inc. (incorporated by reference to Item 8 of American Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

(b)	Exhibits

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.0	Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1	Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2	Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4	Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5	Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).

Exhibit Number		Description
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.
10.0		Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1		Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.0	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934 as amended of Principal Financial and Accounting Officer.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcontinental Realty Investors, Inc.

Dated: March 30, 2016	By:	/s/ Gene S Bertcher
Gene S. Bertcher Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. Butler	Chairman of the Board and Director	March 30, 2016
Henry A. Butler

/s/ Sharon Hunt	Director	March 30, 2016
Sharon Hunt

/s/ Robert A. Jakuszewski	Director	March 30, 2016
Robert A. Jakuszewski

/s/ Ted R. Munselle	Director	March 30, 2016
Ted R. Munselle

/s/ Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Daniel J. Moos

/s/ Gene S. Bertcher	Executive Vice President and Chief Financial Officer ( Principal Financial and Accounting Officer)	March 30, 2016
Gene S. Bertcher

ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX
For the Year Ended December 31, 2015

Exhibit Number		Description
3.0		Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.1		Certificate of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 3, 1996).
3.2		Certificate of Amendment of Articles of Incorporation of Transcontinental Realty Investors, Inc., dated October 10, 2000 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.3		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc., setting forth the Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, dated October 20, 1998 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.4		Certificate of Designation of Transcontinental Realty Investors, Inc., setting forth the Voting Powers, Designations, Preferences, Limitations, Restriction and Relative Rights of Series B Cumulative Convertible Preferred Stock, dated October 23, 2000 (incorporation by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
3.5		Certificate of Designation of Transcontinental Realty Investors, Inc., Setting for the Voting Powers, Designating, Preferences, Limitations, Restrictions and Relative Rights of Series C Cumulative Convertible Preferred Stock, dated September 28, 2001 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6		Articles of Amendment to the Articles of Incorporation of Transcontinental Realty Investors, Inc. Decreasing the Number of Authorized Shares of and Eliminating Series B Preferred Stock dated December 14, 2001 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		By-Laws of Transcontinental Realty Investors, Inc. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991).
3.8		Certificate of designation of Transcontinental Realty Investors, Inc. setting forth the Voting Powers, Designations, Preferences Limitations, Restrictions and Relative rights of Series D Cumulative Preferred Stock filed August 14, 2006 with the Secretary of State of Nevada (incorporated by reference to Registrants current report on Form 8-K for event dated November 21, 2006 at Exhibit 3.8 thereof.)
10.0		Advisory Agreement dated as of April 30, 2011, between Transcontinental Realty Investors, Inc. and Pillar Income Asset Management LLC (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K for event occurring April 30, 2011).
10.1		Leman Development Ltd. and Kaufman Land Partners, Ltd. (incorporated by reference to Registrant’s current report in Form 8-K dated November 21, 2006 at Exhibit 10.1 thereof.
14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
21.1	*	Subsidiaries of the Registrant.
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Executive Officer.
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14 under the Securities Exchange Act of 1934, as amended of Principal Financial and Accounting Officer
32.1	*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

