Form 10-Q
period 2016-03-31
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2016-05-13
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at May 5, 2016)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$942,367	$935,635
Real estate subject to sales contracts at cost, net of depreciation	47,192	47,192
Less accumulated depreciation	(144,082)	(138,808)
Total real estate	845,477	844,019
Notes and interest receivable:
Performing (including $60,647 in 2016 and $64,181 in 2015 from related parties)	69,382	71,376
Less allowance for doubtful accounts (including $1,825 in 2016 and 2015 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	67,557	69,551
Cash and cash equivalents	10,213	15,171
Restricted cash	30,361	44,060
Investments in unconsolidated joint ventures and investees	2,460	5,243
Receivable from related party	95,638	90,515
Other assets	51,014	41,645
Total assets	$1,102,720	$1,110,204

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$777,797	$772,636
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	6,220	6,422
Deferred revenue (including $50,655 in 2016 and $50,645 in 2015 to related parties)	71,031	71,021
Accounts payable and other liabilities (including $5,891 in 2016 and $5,845 in 2015 to related parties)	26,026	34,694
Total liabilities	881,450	885,149

Shareholders’ equity:

Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2016 and 2015. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2016 and 2015 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2016 and 2015; outstanding 8,717,767 shares in 2016 and 2015	87	87
Treasury stock at cost, 200 shares in 2016 and 2015	(2)	(2)
Paid-in capital	270,527	270,749
Retained earnings	(67,627)	(64,087)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	202,986	206,748
Non-controlling interest	18,284	18,307
Total shareholders’ equity	221,270	225,055
Total liabilities and shareholders’ equity	$1,102,720	$1,110,204

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues:
Rental and other property revenues (including $173 and $170 for the three months ended 2016 and 2015, respectively, from related parties)	$28,903	$22,304

Expenses:
Property operating expenses (including $201 and $153 for the three months ended 2016 and 2015, respectively, from related parties)	14,963	10,864
Depreciation and amortization	5,808	4,644
General and administrative (including $749 and $820 for the three months ended 2016 and 2015, respectively, from related parties)	1,609	1,768
Net income fee to related party	72	45
Advisory fee to related party	2,371	1,943
Total operating expenses	24,823	19,264
Net operating income (loss)	4,080	3,040

Other income (expenses):
Interest income (including $3,150 and $3,418 for the three months ended 2016 and 2015, respectively, from related parties)	3,847	3,760
Other income (expense)	267	67
Mortgage and loan interest (including $61 and $0 for the three months ended 2016 and 2015, respectively, from related parties)	(12,477)	(8,335)
Loan charges and prepayment penalties	(689)	(1,850)
Earnings (losses) from unconsolidated joint ventures and investees	(2)	33
Litigation settlement (expense)	—	(73)
Total other expenses	(9,054)	(6,398)

Loss before gain on land sales, non-controlling interest, and taxes	(4,974)	(3,358)
Gain (loss) on sale of income producing properties	(244)	—
Gain (loss) on land sales	1,652	2,876
Net income (loss) from continuing operations before taxes	(3,566)	(482)
Income tax benefit (expense)	1	102
Net income (loss) from continuing operations	(3,565)	(380)

Discontinued operations:
Net income (loss) from discontinued operations	3	292
Gain (loss) on sale of real estate from discontinued operations	—	—
Income tax benefit (expense) from discontinued operations	(1)	(102)
Net income (loss) from discontinued operations	2	190
Net income (loss)	(3,563)	(190)
Net income (loss) attributable to non-controlling interest	23	295
Net income (loss) attributable to Transcontinental Realty Investors, Inc.	(3,540)	105
Preferred dividend requirement	(222)	(222)
Net income (loss) applicable to common shares	$(3,762)	$(117)
Earnings per share - basic
Net income (loss) from continuing operations	$(0.43)	$(0.04)
Net income (loss) from discontinued operations	—	0.02
Net income (loss) applicable to common shares	$(0.43)	$(0.02)
Earnings per share - diluted
Net income (loss) from continuing operations	$(0.43)	$(0.04)
Net income (loss) from discontinued operations	—	0.02
Net income (loss) applicable to common shares	$(0.43)	$(0.02)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income (loss) from continuing operations	$(3,542)	$(85)
Net income (loss) from discontinued operations	2	190
Net income (loss) applicable to Transcontinental Realty Investors, Inc.	$(3,540)	$105

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2016
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$18,307
Series D preferred stock dividends (9.0% per year)	(222)	—	—	—	—	—	(222)	—	—
Net income (loss)	(3,563)	(3,563)	—	—	—	—	—	(3,540)	(23)
Issuance of common stock	—	—	—	—	—	—	—	—	—
Balance, March 31, 2016	$221,270	$(68,737)	$1	8,717,967	$87	$(2)	$270,527	$(67,627)	$18,284

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)

Net income (loss)	$(3,563)	$(190)
Other comprehensive income (loss)	—	—
Total comprehensive income (loss)	(3,563)	(190)
Comprehensive income (loss) attributable to non-controlling interest	23	295
Comprehensive income (loss) attributable to Transcontinental Realty Investors, Inc.	$(3,540)	$105

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(3,563)	$(190)
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Gain on sale of land	(1,652)	(2,876)
Loss on sale of income-producing properties	244	—
Depreciation and amortization	5,274	4,644
Amortization of deferred borrowing costs	1,398	591
Losses (earnings) from unconsolidated joint ventures and investees	2	(33)
Decrease (increase) in assets:
Accrued interest receivable	1,575	1,117
Other assets	1,709	1,913
Prepaid expense	(11,622)	(1,112)
Escrow	15,698	12,210
Earnest money	(1,454)	(1,720)
Rent receivables	—	(491)
Related party receivables	(5,123)	10,885
Increase (decrease) in liabilities:
Accrued interest payable	(140)	25
Other liabilities	(8,659)	(2,640)
Net cash used in operating activities	(6,313)	22,323

Cash Flow From Investing Activities:
Proceeds from notes receivable	1,569	—
Originations or advances on notes receivable	(1,150)	(6,411)
Proceeds from sale of income-producing properties	1,608	—
Proceeds from sale of land	3,412	6,849
Investment in unconsolidated real estate entities	2,781	(138)
Improvement of land held for development	(947)	(984)
Improvement of income-producing properties	(1,002)	(3,457)
Construction and development of new properties	(8,395)	(785)
Net cash provided by (used in) investing activities	(2,124)	(4,926)

Cash Flow From Financing Activities:
Proceeds from notes payable	43,487	11,488
Recurring amortization of principal on notes payable	(2,911)	(4,132)
Payments on maturing notes payable	(36,204)	(16,849)
Deferred financing costs	(671)	(289)
Distributions to non-controlling interests	—	11
Preferred stock dividends - Series D	(222)	(222)
Net cash provided by (used in) financing activities	3,479	(9,993)

Net increase (decrease) in cash and cash equivalents	(4,958)	7,404
Cash and cash equivalents, beginning of period	15,171	12,201
Cash and cash equivalents, end of period	$10,213	$19,605

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,628	$7,744

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

Properties

We own or had interests in a total property portfolio of 56 income-producing properties as of March 31, 2016. The properties consisted of:

•	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

•	A golf course comprising approximately 96 acres

•	48 apartment communities totaling 7,983 units; excluding apartments being developed; and

•	3,625 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At March 31, 2016, we had three apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2015, was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain 2015 Consolidated Financial Statement amounts have been reclassified to conform to the 2016 presentation.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company adopted this standard effective June 30, 2015. The accompanying financials have been reclassified to reflect the adoption.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2016 (dollars in thousands):

Apartments	$626,141
Apartments under construction	26,625
Commercial properties	200,717
Land held for development	88,884
Land subject to sales contract	47,192
Total real estate	$989,559
Less accumulated depreciation	(144,082)
Total real estate, net of depreciation	$845,477

The highlights of our significant real estate transactions for the three months ended March 31, 2016, are listed below:

Purchases

For the three months ended March 31, 2016, the Company did not acquire any income-producing properties.

Sales

For the three months ended March 31, 2016, the Company sold approximately 40.9 acres of land located in Texas to independent third parties for a total sales price of $4.2 million. We recorded a total gain of $1.7 million from the sales.

In addition, one industrial warehouse consisting of approximately 177,805 square feet was sold. The sale resulted in a loss of approximately $0.2 million.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, IOT, ARL and Realty Advisors, Inc (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected. The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition is met.

As of March 31, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2016, we have expended $8.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.5 million of interest costs.

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

Borrower	Maturity Date	Interest Rate	Amount	Collateral
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Oulan-Chikh Family Trust	03/21	8.00%	1,150	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Other related party notes (1)	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	496	Various secured interests
Other non-related party notes	Various	Various	195	Various unsecured interests
Accrued interest			2,983
Total Performing			$69,382

Allowance for doubtful accounts			(1,825)
Total			$67,557

(1) Related party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $67.6 million. We recognized interest income of $2.0 million related to these notes receivables.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	March 31, 2016	March 31, 2015
American Realty Investors, Inc.(1)	0.90%	1.00%

(1) Unconsolidated investment in parent company owning 140,000 shares of ARL Common Stock

Our interest in the common stock of ARL in the amount of 0.90% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of March 31,	2016	2015
Real estate, net of accumulated depreciation	$14,619	$15,384
Notes receivable	48,681	49,412
Other assets	127,357	128,103
Notes payable	(24,015)	(41,714)
Other liabilities	(98,687)	(84,822)
Shareholders’ equity	(67,955)	(66,363)

For the Three Months Ended March 31,	2016	2015
Rents and interest and other income	$1,778	$6,359
Depreciation	(40)	(78)
Operating expenses	(881)	(1,810)
Gain on land sales	—	—
Interest expense	(1,048)	(1,448)
Income (loss) from continuing operations	(191)	3,023
Income (loss) from discontinued operations		—
Net income (loss)	$(191)	$3,023

Company’s proportionate share of income (loss)	$(2)	$30

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$522,885	$1,563	$524,448
Commercial	109,707	505	110,212
Land	31,321	117	31,438
Real estate held for sale	376	—	376
Real estate subject to sales contract	5,750	470	6,220
Mezzanine financing	122,900	(201)	122,699
Other	8,279	—	8,279
Total	$801,218	$2,454	$803,672

Unamortized deferred borrowing costs	(19,279)	—	(19,279)
Total	$781,939	$2,454	$784,393

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

In conjunction with the development of various apartment projects and other developments, we drew down $5.1 million in construction loans during the three months ended March 31, 2016.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2016 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2015	$—	$90,515	$90,515
Cash transfers	9,499	—	9,499
Advisory fees	(2,371)	—	(2,371)
Net income fee	(72)	—	(72)
Fees and commissions	(266)	—	(266)
Cost reimbursements	(705)	—	(705)
Interest income	—	1,091	1,091
Expenses paid by advisor	(3,478)	—	(3,478)
Financing (mortgage payments)	1,425	—	1,425
Purchase of obligations	(4,032)	4,032	—
Related party receivable, March 31, 2016	$—	$95,638	$95,638

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2016 and 2015, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended March 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,588	$21,315	$—	$—	$28,903
Property operating expenses	(4,858)	(9,394)	(731)	20	(14,963)
Depreciation	(2,273)	(3,535)	—	—	(5,808)
Mortgage and loan interest	(1,950)	(5,502)	(496)	(4,529)	(12,477)
Loan charges and prepayment penalties	—	(655)	(34)	—	(689)
Interest income	—	—	—	3,847	3,847
Gain (loss) on sale of income producing properties	(244)	—	—	—	(244)
Gain (loss) on land sales	—	—	1,652	—	1,652
Segment operating income (loss)	$(1,737)	$2,229	$391	$(662)	$221
Capital expenditures	976		770		1,746
Real estate assets	150,680	558,721	136,076	—	845,477

Property Sales
Sales price	$1,500	$—	$4,180	$—	$5,680
Cost of sale	(1,744)	—	(2,528)	—	(4,272)
Gain (loss) on sale	$(244)	$—	$1,652	$—	$1,408

For the Three Months Ended March 31, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$6,786	$15,473	$—	$45	$22,304
Property operating expenses	(4,013)	(6,660)	(181)	(10)	(10,864)
Depreciation	(1,895)	(2,749)	—	—	(4,644)
Mortgage and loan interest	(1,606)	(4,221)	(1,004)	(1,504)	(8,335)
Loan charges and prepayment penalties	—	(1,850)	—	—	(1,850)
Interest income	—	—	—	3,760	3,760
Gain (loss) on land sales	—	—	2,876	—	2,876
Segment operating income (loss)	$(728)	$(7)	$1,691	$2,291	$3,247
Capital expenditures	3,192	257	826	—	4,275
Real estate assets	141,728	389,276	155,017	—	686,021

Property Sales
Sales price	$—	$—	$7,257	$—	$7,257
Cost of sale	—	—	(4,381)	—	(4,381)
Gain (loss) on sale	$—	$—	$2,876	$—	$2,876

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Segment operating income (loss)	$221	$3,247
Other non-segment items of income (expense)
General and administrative	(1,609)	(1,768)
Net income fee to related party	(72)	(45)
Advisory fee to related party	(2,371)	(1,943)
Other income	267	67
Earnings (loss) from unconsolidated joint ventures and investees	(2)	33
Litigation settlement	—	(73)
Income tax benefit	1	102
Net income (loss) from continuing operations	$(3,565)	$(380)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2016	2015
Segment assets	$845,477	$686,021
Investments in real estate partnerships	2,460	1,714
Notes and interest receivable	67,557	88,751
Other assets	187,226	141,350
Total assets	$1,102,720	$917,836

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

There were no sales of income-producing properties in the first three months of 2016 that meet the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental and other property revenues	$—	$15
	—	15
Expenses:
Property operating expenses	(3)	(375)
General and administrative	—	97
Total operating expenses	(3)	(278)
Other income (expense):
Mortgage and loan interest	—	(1)
Total other income (expenses)	—	(1)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	3	292
Income tax benefit (expense)	(1)	(102)
Income from discontinued operations	$2	$190

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic $0.256 million in damages, plus pre-judgment interest of $0.192 million for a total amount of $0.448 million. The Judgment awarded ART $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.8 million. The Judgment awarded TCI $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages are paid. Lastly, the Judgement awarded Basic, ART, and TCI $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

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

Guarantees. The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2016 UHF was in compliance with the covenants to the loan agreement.

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

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security and requires dividends payable from the initial rate of 7% annually to the current rate of 9%. The shares can be redeemed at any point after September 30, 2011. Of the 100,000 shares, 89,500 shares are owned by RAI, a related party, and 10,500 shares are owned by Pillar, a related party. RAI’s 89,500 shares have accrued dividends unpaid of approximately $4.2 million. Pillar’s 10,500 shares have accrued dividends unpaid of approximately $0.5 million.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 13, 2016, which is the date on which the Consolidated Financial Statements were available to be issued.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2016, we sold $4.2 million of land and $1.5 million of income producing properties. As of March 31, 2016, we owned 7,983 units in 48 residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet and a golf course comprising approximately 96 acres. In addition, we owned 3,625 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2016 and 2015, we owned or had interests in a portfolio of 56 and 45 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of March 31 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2016 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2016	2015
Continuing operations	56	45
Held for sale/subsequent sales	—	—
Total property portfolio	56	45

Comparison of the three months ended March 31, 2016 to the same period ended 2015:

For the three months ended March 31, 2016, we reported a net loss applicable to common shares of ($3.8) million or ($0.43) per diluted earnings per share, as compared to a net loss applicable to common shares of ($0.1) million or ($0.02) per diluted earnings per share for the same period ended 2015. The Company is currently working on stabilizing and enhancing the value of its real estate portfolios.

Revenues

Rental and other property revenues were $28.9 million for the three months ended March 31, 2016. This represents an increase of $6.6 million, as compared to the prior period revenues of $22.3 million. This change, by segment, is an increase in the apartment portfolio of $5.8 million, and an increase in the commercial portfolio of $0.8 million. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging 95%. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $15.0 million for the three months ended March 31, 2016. This represents an increase of $4.1 million, as compared to the prior period operating expenses of $10.9 million. This change, by segment, is an increase in the apartment portfolio of $2.7 million, an increase in the commercial portfolio of $0.9 million and an increase in the land portfolio of $0.5 million.

Depreciation and amortization expenses were $5.8 million for the three months ended March 31, 2016. This represents an increase of $1.2 million as compared to prior period depreciation of $4.6 million. This change is consistent with the increase in acquired properties in the apartment and commercial portfolios.

Advisory fees increased $0.4 million for the three months ended March 31, 2016 as compared to the prior period. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the weighted average of the gross asset value.

Other income (expense)

Mortgage and loan interest expense was $12.5 million for the three months ended March 31, 2016. This represents an increase of $4.1 million, as compared to the prior period expense of $8.3 million. The majority of this increase is in the apartments and other portfolios and is due to the acquisition of new apartment complexes, incurring new corporate debt obligations and the acquisition of one commercial property. This increase by segment is reflected in and increase of $0.3 million in the commercial portfolio, an increase of $1.3 million in the apartment portfolio, a decrease in the land portfolio of $0.5 million due to the transfer of mortgage obligations related to land sold, and an increase of $3.0 million in the other portfolio.

Loan charges expense was $0.7 million for the three months ended March 31, 2016. This represents a decrease of $1.2 million, as compared to the prior period expense of $1.9 million. The decrease was due to the decline of prepayment penalties related to refinances in this quarter.

Gain on land sales decreased for the three months ended March 31, 2016, as compared to the prior period. In the current period we sold 40.9 acres of land for a sales price of $4.2 million and recorded a gain of $1.7 million. In 2015, the Company sold 33.4 acres of land for a sales price of $7.2 million and recorded a gain of $2.9 million.

There were no sales of income-producing properties in the first three months of 2016 that meet the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental and other property revenues	$—	$15
	—	15
Expenses:
Property operating expenses	(3)	(375)
General and administrative	—	97
Total operating expenses	(3)	(278)
Other income (expense):
Mortgage and loan interest	—	(1)
Total other income (expenses)	—	(1)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	3	292
Income tax benefit (expense)	(1)	(102)
Income from discontinued operations	$2	$190

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2016	2015	Variance

Net cash used in operating activities	$(6,313)	$22,323	$(28,636)
Net cash provided by (used in) investing activities	$(2,124)	$(4,926)	$2,802
Net cash provided by (used in) financing activities	$3,479	$(9,993)	$13,472

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

Tax Matters

TCI is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between American Realty Investors, Inc. (“ARL”), Income Opportunities Realty Investors, Inc. (“IOT”), and TCI.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had a loss for federal income tax purposes for the first three months of 2016, taxable income in 2015 and a net operating loss in 2014; therefore, it recorded no provision for income taxes.

At March 31, 2016, TCI had a net deferred tax asset of $52.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2016, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$38,065	5.65%	$381
Total decrease in TCI’s annual net income			381
Per share			$0.04

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.83% at March 31, 2016.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares purchased under this program during the first quarter of 2016. As of March 31, 2016, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: May 13, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

