Form 10-Q
period 2016-06-30
TRANSCONTINENTAL REALTY INVESTORS INC
filed 2016-08-15
CIK 733590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	8,717,767
(Class)	(Outstanding at August 5, 2016)

TRANSCONTINENTAL REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$993,060	$935,635
Real estate subject to sales contracts at cost, net of depreciation	47,192	47,192
Less accumulated depreciation	(148,718)	(138,808)
Total real estate	891,534	844,019
Notes and interest receivable:
Performing (including $67,829 in 2016 and $64,181 in 2015 from related parties)	76,002	71,376
Less allowance for doubtful accounts (including $1,825 in 2016 and 2015 from related parties)	(1,825)	(1,825)
Total notes and interest receivable	74,177	69,551
Cash and cash equivalents	19,953	15,171
Restricted cash	29,880	44,060
Investments in unconsolidated joint ventures and investees	2,460	5,243
Receivable from related party	75,615	90,515
Other assets	39,741	41,645
Total assets	$1,133,360	$1,110,204

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$800,398	$772,636
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	6,072	6,422
Deferred revenue (including $50,669 in 2016 and $50,645 in 2015 to related parties)	71,045	71,021
Accounts payable and other liabilities (including $6,060 in 2016 and $5,845 in 2015 to related parties)	29,667	34,694
Total liabilities	907,558	885,149

Shareholders’ equity:
Preferred stock, Series C: $0.01 par value, authorized 10,000,000 shares; issued and outstanding zero shares in 2016 and 2015. Series D: $0.01 par value, authorized, issued and outstanding 100,000 shares in 2016 and 2015 (liquidation preference $100 per share)	1	1
Common stock, $0.01 par value, authorized 10,000,000 shares; issued 8,717,967 shares in 2016 and 2015; outstanding 8,717,767 shares in 2016 and 2015	87	87
Treasury stock at cost, 200 shares in 2016 and 2015	(2)	(2)
Paid-in capital	270,303	270,749
Retained earnings	(62,968)	(64,087)
Total Transcontinental Realty Investors, Inc. shareholders’ equity	207,421	206,748
Non-controlling interest	18,381	18,307
Total shareholders’ equity	225,802	225,055
Total liabilities and shareholders’ equity	$1,133,360	$1,110,204

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $174 and $173 for the three months and $347 and $343 for the six months ended 2016 and 2015, respectively, from related parties)	$30,521	$23,756	$59,424	$46,060

Expenses:
Property operating expenses (including $223 and $178 for the three months and $423 and $331 for the six months ended 2016 and 2015, respectively, from related parties)	14,919	10,929	29,882	21,793
Depreciation and amortization	5,843	5,107	11,651	9,751
General and administrative (including $753 and $727 for the three months and $1,502 and $1,547 for the six months ended 2016 and 2015, respectively, from related parties)	1,604	1,278	3,213	3,045
Net income fee to related party	54	45	126	90
Advisory fee to related party	2,331	1,951	4,702	3,894
Total operating expenses	24,751	19,310	49,574	38,573

Net operating income	5,770	4,446	9,850	7,487

Other income (expenses):
Interest income (including $3,274 and $2,748 for the three months and $6,008 and $6,167 for the six months ended 2016 and 2015, respectively, from related parties)	3,289	2,994	7,136	6,755
Other income	902	14	1,169	81
Mortgage and loan interest (including $165 and $190 for the three months and $627 and $408 for the six months ended 2016 and 2015, respectively, from related parties)	(12,092)	(8,216)	(25,258)	(18,401)
Earnings (losses) from unconsolidated joint ventures and investees	—	10	(2)	43
Litigation expense	—	(45)	—	(118)
Total other expenses	(7,901)	(5,243)	(16,955)	(11,640)
Loss before gain on sale of income-producing properties, gain on land sales, non-controlling interest, and taxes	(2,131)	(797)	(7,105)	(4,153)

Gain on sale of income-producing properties	5,168	—	4,925	—
Gain on land sales	1,719	1,250	3,370	4,126
Net income (loss) from continuing operations before taxes	4,756	453	1,190	(27)
Income tax benefit (expense)	—	(12)	1	90
Net income from continuing operations	4,756	441	1,191	63
Discontinued operations:
Net income (loss) from discontinued operations	—	(34)	3	258
Income tax expense (benefit) from discontinued operations	—	12	(1)	(90)
Net income (loss) from discontinued operations	—	(22)	2	168
Net income	4,756	419	1,193	231
Net (income) loss attributable to non-controlling interest	(97)	(281)	(74)	12
Net income attributable to Transcontinental Realty Investors, Inc.	4,659	138	1,119	243
Preferred dividend requirement	(224)	(224)	(446)	(446)
Net income (loss) applicable to common shares	$4,435	$(86)	$673	$(203)

Earnings per share - basic
Net income (loss) from continuing operations	$0.51	$(0.01)	$0.08	$(0.04)
Net income from discontinued operations	—	—	—	0.02
Net income (loss) applicable to common shares	$0.51	$(0.01)	$0.08	$(0.02)

Earnings per share - diluted
Net income (loss) from continuing operations	$0.51	$(0.01)	$0.08	$(0.04)
Net income from discontinued operations	—	—	—	0.02
Net income (loss) applicable to common shares	$0.51	$(0.01)	$0.08	$(0.02)

Weighted average common shares used in computing earnings per share	8,717,767	8,717,767	8,717,767	8,717,767
Weighted average common shares used in computing diluted earnings per share	8,717,767	8,717,767	8,717,767	8,717,767

Amounts attributable to Transcontinental Realty Investors, Inc.
Net income from continuing operations	$4,659	$160	$1,117	$75
Net income (loss) from discontinued operations	—	(22)	2	168
Net income	$4,659	$138	$1,119	$243

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2016
(unaudited, dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2015	$225,055	$(65,174)	$1	8,717,967	$87	$(2)	$270,749	$(64,087)	$18,307
Series D preferred stock dividends (9.0% per year)	(446)	—	—	—	—	—	(446)	—	—
Net income	1,193	1,193	—	—	—	—	—	1,119	74
Balance, June 30, 2016	$225,802	$(63,981)	$1	8,717,967	$87	$(2)	$270,303	$(62,968)	$18,381

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)

Net income	$1,193	$231
Other comprehensive income	—	—
Total comprehensive income	1,193	231
Comprehensive (income) loss attributable to non-controlling interest	(74)	12
Comprehensive income attributable to Transcontinental Realty Investors, Inc.	$1,119	$243

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCONTINENTAL REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$1,193	$231
Adjustments to reconcile net income applicable to common shares to net cash flows from operating activities:
Gain on sale of income-producing properties	(4,925)	—
Gain on sale of land	(3,370)	(4,126)
Depreciation and amortization	10,588	9,751
Amortization of deferred borrowing costs	2,269	949
Losses (earnings) from unconsolidated joint ventures and investees	2	(43)
Decrease (increase) in assets:
Accrued interest receivable	(413)	185
Other assets	962	2,385
Prepaid expense	(724)	(8,687)
Escrow	16,105	(4,746)
Earnest money	(259)	(1,395)
Rent receivables	—	(883)
Related party receivables	14,900	(35,676)
Increase (decrease) in liabilities:
Accrued interest payable	(404)	327
Other liabilities	(5,003)	(3,358)
Net cash provided by (used in) operating activities	30,921	(45,086)

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,637	16,060
Originations or advances on notes receivable	(6,850)	(7,655)
Acquisition of income-producing properties	(33.857)	(105,729)
Proceeds from sale of income-producing properties	9,377	—
Proceeds from sale of land	6,347	8,618
Investment in unconsolidated real estate entities	2,781	3,176
Improvement of land held for development	(1,722)	(1,469)
Improvement of income-producing properties	(1,987)	(6,539)
Construction and development of new properties	(27,966)	(3,176)
Net cash provided by (used in) investing activities	(51,240)	(96,714)

Cash Flow From Financing Activities:
Proceeds from notes payable	78,487	198,770
Recurring amortization of principal on notes payable	(6,624)	(7,802)
Payments on maturing notes payable	(45,033)	(33,865)
Deferred financing costs	(1,283)	(7,941)
Contributions from non-controlling interests	—	11
Preferred stock dividends - Series D	(446)	(446)
Net cash provided by (used in) financing activities	25,101	148,727

Net increase (decrease) in cash and cash equivalents	4,782	6,927
Cash and cash equivalents, beginning of period	15,171	12,201
Cash and cash equivalents, end of period	$19,953	$19,128

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,531	$16,748

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “TCI”, “the Company”, “we”, “our” or “us” refer to Transcontinental Realty Investors, Inc., a Nevada corporation which was formed in 1984. The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). Subsidiaries of American Realty Investors, Inc. (“ARL”) own approximately 80.9% of the Company’s common stock. Accordingly, TCI’s financial results are consolidated with those of ARL’s on Form 10-K and related Consolidated Financial Statements. ARL’s common stock trades on the New York Stock Exchange under the symbol (“ARL”). We have no employees.

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

Properties

We own or had interests in a total property portfolio of 56 income-producing properties as of June 30, 2016. The properties consisted of:

•	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

•	A golf course comprising approximately 96 acres

•	48 apartment communities totaling 8,083 units; excluding apartments being developed; and

•	3,612 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2016, we had eight apartment projects in development. The third-party developer typically holds a general partner, as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Real Estate Held for Sale

We periodically classify real estate assets as “held for sale.” An asset is classified as held for sale after the approval of our Board of Directors, after an active program to sell the asset has commenced and if the sale is probable. One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Since the Company adopted ASU 2014-08, effective January 1, 2015, we have had no dispositions that met the discontinued operations criteria.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for determining whether a disposal qualifies as discontinued operations. Under the new guidance, disposals representing a strategic shift, or change in the entity’s strategy, that has, or will have, a major effect on an entity’s operations and financial results will be presented as discontinued operations. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as abandonment. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2016. See Note 8 below.

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial position and results of operations, if any.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company adopted ASU 2015-03 effective June 30, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases was issued. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position and results of operations, if any.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate we owned as of June 30, 2016 (dollars in thousands):

Apartments	$656,832
Apartments under construction	46,196
Commercial properties	201,464
Land held for development	88,568
Land subject to sales contract	47,192
Total real estate	$1,040,252
Less accumulated depreciation	(148,718)
Total real estate, net of depreciation	$891,534

The highlights of our significant real estate transactions for the six months ended June 30, 2016, are discussed below.

Purchases

For the six months ended June 30, 2016, we acquired one income-producing apartment community for a purchase price of $32.1 million.  In addition, we acquired three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Sales

For the six months ended June 30, 2016, TCI sold a combined 53.1 acres of land located in Forney, Texas and McKinney, Texas to independent third parties for a total sales price of $7.3 million. We recorded an aggregate $3.4 million gain from the land sales.  In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million. We recorded a gain of $5.2 million from this sale. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, IOT, ARL and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected. The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition is met.

As of June 30, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2016, we have expended $12.7 million related to the construction or predevelopment of various apartment complexes and capitalized $0.7 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of June 30, 2016 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,368	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Other related party notes (1)	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	796	Various secured interests
Other non-related party notes	Various	Various	103	Various unsecured interests
Accrued interest			4,971
Total Performing			$76,002

Allowance for estimated losses			(1,825)
Total			$74,177

(1) Related party notes

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $74.2 million. During the six months ended June 30, 2016, we recognized interest income of $4.0 million related to these notes receivables.

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

Investments in unconsolidated joint ventures and investees consist of the following:

	Percentage ownership as of
	June 30, 2016	June 30, 2015
American Realty Investors, Inc.(1)	0.90%	1.00%

(1) Unconsolidated investment in parent company owning 140,000 shares of ARL Common Stock

 Our 0.90% interest in the common stock of ARL is accounted for under the equity method because we exercise significant influence over the operations and financial activities. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our unconsolidated parent (dollars in thousands):

As of June 30,	2016	2015
Real estate, net of accumulated depreciation	$14,578	$14,285
Notes receivable	49,677	50,519
Other assets	126,134	127,217
Notes payable	(19,821)	(28,193)
Other liabilities	(103,520)	(94,201)
Shareholders’ equity	(67,048)	(69,627)

For the Six Months Ended June 30,	2016	2015
Rents and interest and other income	$3,589	$6,359
Depreciation	(84)	(78)
Operating expenses	(2,243)	(1,810)
Interest expense	(2,323)	(1,448)
Net income (loss)	$(1,061)	$3,023

Company’s proportionate share of income (loss)	$(10)	$30.23

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$546,718	$1,503	$548,221
Commercial	109,423	501	109,924
Land	31,062	117	31,179
Real estate held for sale	376	—	376
Real estate subject to sales contract	5,602	470	6,072
Mezzanine and Medley financing	121,900	(401)	121,499
Other	8,594	—	8,594
Total	$823,675	$2,190	$825,865

Unamortized deferred borrowing costs	(19,019)	—	(19,019)
Total	$804,656	$2,190	$806,846

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $11.4 million in construction loans during the six months ended June 30, 2016.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reflects the activity in our net receivable from related party for the six months ended June 30, 2016 (dollars in thousands):

	Pillar	ARL	Total

Related party receivable, December 31, 2015	$—	$90,515	$90,515
Cash transfers	(1,995)	—	(1,995)
Advisory fees	(4,702)	—	(4,702)
Net income fee	(127)	—	(127)
Fees and commissions	(1,564)	—	(1,564)
Cost reimbursements	(1,411)	—	(1,411)
Interest income	—	2,218	2,218
Notes receivable purchased	(5,356)	—	(5,356)
Expenses paid by advisor	(3,481)	—	(3,481)
Financing (mortgage payments)	8,690	—	8,690
Sales/Purchases transactions	(7,172)	—	(7,172)
Purchase of obligations	(4,032)	4,032	—
Related party receivable, June 30, 2016	$(21,150)	$96,765	$75,615

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

For the Three Months Ended June 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,664	$21,856	$—	$1	$30,521
Property operating expenses	(4,595)	(10,168)	(138)	(18)	(14,919)
Depreciation	(2,227)	(3,616)	—	—	(5,843)
Mortgage and loan interest	(1,696)	(6,109)	(419)	(3,868)	(12,092)
Interest income	—	—	—	3,289	3,289
Gain on sale of income producing properties	6	5,162	—	—	5,168
Gain on land sales	—	—	1,719	—	1,719
Segment operating income (loss)	$152	$7,125	$1,162	$(596)	$7,843

Balance Sheet Data as of June 30, 2016
Capital expenditures	$1,562	$(146)	$1,570	$—	$2,986
Real estate assets	$149,536	$606,238	$135,760	$—	$891,534

Property Sales
Sales price	$—	$8,100	$3,154	$—	$11,254
Cost of sale		(2,932)	(1,435)		(4,367)
Gain on sale	$—	$5,168	$1,719	$—	$6,887

	Commercial
For the Three Months Ended June 30, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$6,678	$17,070	$—	$8	$23,756
Property operating expenses	(3,134)	(7,693)	(129)	27	(10,929)
Depreciation	(2,197)	(2,910)	—	—	(5,107)
Mortgage and loan interest	(1,639)	(3,293)	(1,193)	(2,091)	(8,216)
Interest income	—	—	—	2,994	2,994
Gain on land sales	—	—	1,250	—	1,250
Segment operating income (loss)	$(292)	$3,174	$(72)	$938	$3,748

Balance Sheet Data as of June 30, 2016
Capital expenditures	$2,940	$1,498	$485	$—	$4,923
Real estate assets	$160,403	$476,391	$155,617	$—	$792,411

Property Sales
Sales price			1,878		1,878
Cost of sale	$—	$—	$(628)	$—	$(628)
Gain on sale	$—	$—	$1,250	$—	$1,250

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Segment operating income	$7,843	$3,748
Other non-segment items of income (expense)
General and administrative	(729)	(1,278)
Net income fee to related party	(54)	(45)
Advisory fee to related party	(2,331)	(1,951)
Other income	27	14
Earnings from unconsolidated joint ventures and investees	—	10
Litigation settlement	—	(45)
Income tax expense	—	(12)
Net income from continuing operations	$4,756	$441

Presented below is our reportable segments’ operating income for the six months ended June 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Six Months Ended June 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,252	$43,170	$—	$2	$59,424
Property operating expenses	(9,452)	(19,562)	(870)	2	(29,882)
Depreciation	(4,500)	(7,151)	—	—	(11,651)
Mortgage and loan interest	(3,647)	(12,265)	(915)	(8,431)	(25,258)
Interest income	—	—	—	7,136	7,136
Gain on sale of income-producing properties	6	4,919	—	—	4,925
Gain on land sales	—	—	3,370	—	3,370
Segment operating income (loss)	$(1,341)	$9,111	$1,585	$(1,291)	$8,064

Balance Sheet as of June 30, 2016
Capital expenditures	$1,656	$(146)	$1,497	$—	$3,007
Real estate assets	$149,536	$606,238	$135,760	$—	$891,534

Property Sales
Sales price	$1,500	$8,100	$7,334	$—	$16,934
Cost of sale	(1,743)	(2,932)	(3,964)	—	(8,639)
Gain (loss) on sale	$(243)	$5,168	$3,370	$—	$8,295

	Commercial
For the Six Months Ended June 30, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$13,464	$32,543	$—	$53	$46,060
Property operating expenses	(7,147)	(14,353)	(310)	17	(21,793)
Depreciation	(4,092)	(5,659)	—	—	(9,751)
Mortgage and loan interest	(3,245)	(9,364)	(2,197)	(3,595)	(18,401)
Interest income	—	—	—	6,755	6,755
Gain on land sales	—	—	4,126	—	4,126
Segment operating income (loss)	$(1,020)	$3,167	$1,619	$3,230	$6,996

Balance Sheet as of June 30, 2015
Capital expenditures	$6,132	$1,755	$1,311	$—	$9,198
Real estate assets	$160,403	$476,391	$155,617	$—	$792,411

Property Sales
Sales price	$—	$—	$9,135	$—	$9,135
Cost of sale	—	—	(5,009)	—	(5,009)
Gain on sale	$—	$—	$4,126	$—	$4,126

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Segment operating income	$8,064	$6,996
Other non-segment items of income (expense)
General and administrative	(2,338)	(3,045)
Net income fee to related party	(126)	(90)
Advisory fee to related party	(4,702)	(3,894)
Other income	294	81
Earnings (loss) from unconsolidated joint ventures and investees	(2)	43
Litigation settlement	—	(118)
Income tax benefit	1	90
Net income from continuing operations	$1,191	$63

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2016	2015
Segment assets	$891,534	$792,411
Investments in real estate partnerships	2,460	2,155
Notes and interest receivable	74,177	74,867
Other assets	165,189	198,561
Total assets	$1,133,360	$1,067,994

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

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, which changed the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modified related reporting and disclosure requirements. Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations.

There were no sales of income-producing properties in the first six months of 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental and other property revenues	$—	$—	$—	$15
	—	—	—	15
Expenses:
Property operating expenses	—	26	(3)	(348)
General and administrative	—	7	—	104
Total operating expenses	—	33	(3)	(244)

Other expense:
Mortgage and loan interest	—	(1)	—	(1)
Total other expense	—	(1)	—	(1)

Gain (loss) from discontinued operations before income tax	—	(34)	3	258
Income tax benefit (expense)	—	12	(1)	(90)
Income (loss) from discontinued operations	$—	$(22)	$2	$168

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

The Company is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as explore possible additional claims, if any, against Dynex Capital, Inc.

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

Guarantees. The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2016, UHF was in compliance with the covenants to the loan agreement.

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

In November 2006, TCI issued 100,000 shares of Series D Preferred Stock with a liquidation preference of $100 per share. The preferred stock is not convertible into any other security and requires dividends payable from the initial rate of 7% annually to the current rate of 9%. The shares can be redeemed at any point after September 30, 2011. Of the 100,000 shares, 89,500 shares are owned by RAI, a related party, and 10,500 shares are owned by Pillar, a related party. RAI’s 89,500 shares have accrued dividends unpaid of approximately $4.4 million. Pillar’s 10,500 shares have accrued dividends unpaid of approximately $0.5 million.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 12, 2016, which is the date on which the Consolidated Financial Statements were available to be issued.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the six months ended June 30, 2016, we acquired three land parcels for a total of 31.04 acres and an aggregate purchase price of $8.9 million and we sold a combined 53.1 acres of land for a total sales price of $7.3 million. As of June 30, 2016, we owned 8,083 units in 48 residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet and a golf course comprising approximately 96 acres. In addition, we owned 3,612 acres of land held for development.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2016.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2016.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report.

At June 30, 2016 and 2015, we owned or had interests in a portfolio of 56 and 52 income-producing properties, respectively.

Comparison of the three months ended June 30, 2016 to the same period ended 2015:

For the three months ended June 30, 2016, we reported net income applicable to common shares of $4.4 million or $0.51 earnings per diluted share, compared to a net loss applicable to common shares of less than $0.1 million or $0.01 loss per diluted share for the same period in 2015.

 Revenues

Rental and other property revenues were $30.5 million for the three months ended June 30, 2016. This represents an increase of $6.7 million compared to the prior period revenues of $23.8 million. The change by segment is an increase in the apartment portfolio of approximately $4.7 million and an increase in the commercial portfolio of $2.0 million. During the three months ended June 30, 2016, we recorded $2.5 million rental revenue for six apartment communities purchased since June 30, 2015 and had a decrease in rental revenue of $0.6 million for two apartment communities sold since June 30, 2015, for a net increase of $1.9 million. In addition, we purchased seven apartment communities in the second quarter of 2015, which produced rental revenue of $3.1 million and $1.3 million during the three months ended June 30, 2016 and 2015, respectively, for a net increase of $1.8 million. The $2.0 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expense

Property operating expenses were $14.9 million for the three months ended June 30, 2016. This represents an increase of $4.0 million compared to the prior period operating expenses of $10.9 million. The change by segment is an increase in the apartment portfolio of $2.5 million and an increase in the commercial portfolio of $1.5 million. The primary reason for the increase in property operating expenses for the Company’s apartment portfolio was the purchase of six communities with a total of 1,144 units, net of two communities sold with a total of 360 units since June 30, 2015, for a net increase of 784 units.  In addition, we purchased seven apartment communities during the second quarter of 2015 which have a total of 1,261 units.  Property operating expenses for our commercial portfolio increased $1.5 million due primarily to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.

Depreciation and amortization expense was $5.8 million for the three months ended June 30, 2016 for an increase of $0.7 million as compared to the prior period expense of $5.1 million. The increase is primarily due to the growth in our apartment portfolio over the past 15 months for a net increase of 2,045 units.

Other income (expense)

Mortgage and loan interest expense was $12.1 million for the three months ended June 30, 2016. This represents an increase of $3.9 million compared to the prior period expense of $8.2 million. The change by segment was an increase of $2.8 million in the apartment portfolio due to acquisitions, an increase of $1.8 million in the other portfolio primarily due to securing a new mezzanine debt obligation in June 2015 and an increase in the commercial portfolio of $0.1 million.  These increases were partially offset by a decrease in the land portfolio of $0.8 million due to the transfer of mortgage obligations related to land sold.

Gain on sale of income-producing properties was $5.2 million for the three months ended June 30, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. There were no sales of income-producing properties during the three months ended June 30, 2015.

Gain on land sales was $1.7 million for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015. In the current period we sold 12.2 acres of land for a total sales price of $3.1 million and recorded a gain of $1.7 million. In 2015, we sold 9.7 acres of land for a total sales price of $1.9 million and recorded a gain of $1.2 million.

Comparison of the six months ended June 30, 2016 to the same period ended 2015:

For the six months ended June 30, 2016, we reported a net income applicable to common shares of $0.7 million or $0.08 earnings per diluted share compared to a net loss applicable to common shares of $0.2 million or $0.02 loss per diluted share for the same period in 2015.

Revenues

Rental and other property revenues were $59.4 million for the six months ended June 30, 2016. This represents an increase of approximately $13.3 million compared to the prior period revenues of $46.1 million. The change by segment is an increase in the apartment portfolio of $10.6 million and an increase in the commercial portfolio of approximately $2.7 million. During the six months ended June 30, 2016, we recorded $5.2 million rental revenue for six apartment communities purchased since June 30, 2015 and had a decrease in rental revenue of approximately $1.1 million for two apartment communities sold since June 30, 2015, for a net increase of $4.1 million. In addition, we purchased seven apartment communities in the second quarter of 2015, which produced rental revenue of $7.3 million and $1.3 million during the six months ended June 30, 2016 and 2015, respectively, for a net increase of $6.0 million. The $2.7 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expense

Property operating expenses were $29.9 million for the six months ended June 30, 2016. This represents an increase of $8.1 million compared to the prior period operating expenses of $21.8 million. The growth in our apartment portfolio resulted in a $5.2 million increase in property operating expenses. The Company added a net 784 units since June 30, 2015 and acquired 1,261 units during the second quarter of 2015.  Property operating expenses for our commercial portfolio increased $2.3 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.  In addition, we had an increase in property operating expenses for our land portfolio of $0.6 million.

Depreciation and amortization expense was $11.7 million for the six months ended June 30, 2016. This represents an increase of $1.9 million compared to the prior period expense of $9.8 million. The increase is primarily due to the growth in our apartment portfolio over the past 15 months and the purchase of an office building late in the second quarter of 2015. The increase by segment consisted of a $1.5 million increase in the apartment portfolio and a $0.4 million increase in the commercial portfolio.

Other income (expense)

Mortgage and loan interest expense was $25.3 million for the six months ended June 30, 2016. This represents an increase of $6.9 million compared to the prior period expense of $18.4 million. The change by segment is an increase in the other portfolio of $4.8 million primarily due to securing a new mezzanine debt obligation in June 2015, an increase in the apartment portfolio of $2.9 million due primarily to acquisitions and an increase in the commercial portfolio of $0.4 million. These increases were partially offset by a decrease in the land portfolio of approximately $1.2 million due to the transfer of mortgage obligations related to land sold.

Gain on sale of income-producing properties was $4.9 million for the six months ended June 30, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million. There were no sales of income-producing properties during the six months ended June 30, 2015.

Gain on land sales was $3.4 million for the six months ended June 30, 2016 compared to $4.1 million for the comparable period in 2015. During 2016, we sold a combined 53.1 acres of land located in Texas to independent third parties for a total sales price of $7.3 million for an aggregate gain of $3.4 million. In the prior period, we sold a combined 43.1 acres of land for a total sales price of $9.1 million and recorded a total gain of $4.1 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows as presented in Part I, Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance

Net cash provided by (used in) operating activities	$30,921	$(45,086)	$76,007
Net cash used in investing activities	$(51,240)	$(96,714)	$45,474
Net cash provided by financing activities	$25,101	$148,727	$(123,626)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from. The primary reason for the increase in cash flow from operating activities was the change in our related party receivables.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2016, we purchased one apartment community for $33.9 million and during the same period in 2015 we purchased seven apartment communities and an office building for a total of $105.8 million. During the six months ended June 30, 2016, we received aggregate sales proceeds of $15.1 million from the sale of an apartment community, an industrial warehouse and a combined 53.1 acres of land. We sold a combined 43.1 acres of land and received aggregate sales proceeds of $8.3 million during the comparable period of 2015. We did not sale any income-producing properties during the six months ended June 30, 2015.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the second quarter of 2015, the Company secured additional financing of $120.0 million from an independent third party. At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt.

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

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in real estate costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments, the cost of new financings and variable interest rate debt will be affected.

Tax Matters

TCI is a member of the MRHI consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between ARL, IOT and TCI.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. TCI had taxable income for federal income tax purposes in the first six months of 2016, taxable income in 2015, and a net operating loss in 2014; therefore, it recorded no provision for income taxes.

At June 30, 2016, TCI had a net deferred tax asset of $34.1 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $806.8 million in notes payable at June 30, 2016, $37.9 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in a decrease of $0.04 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.83% at June 30, 2016.

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

In December 1989, the Board of Directors approved a share repurchase program, authorizing the repurchase of a total of 687,000 shares of TCI’s common stock. In June 2000, the Board increased this authorization to 1,387,000 shares. On August 10, 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,637,000 shares of our common stock. This repurchase program has no termination date. There were no shares repurchased under this program during the second quarter of 2016. As of June 30, 2016, 1,230,535 shares have been purchased and 406,465 shares may be purchased under the program.

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

TRANSCONTINENTAL REALTY INVESTORS, INC.

Date: August 12, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

